Form 10-Q
period 1996-06-30
PARKERVISION INC
filed 1996-08-13
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
  (X)        QUARTERLY REPORT UNDER SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

  (_)        TRANSITION REPORT UNDER SECTION 13 OR 15(d)
               OF THE EXCHANGE ACT
               For the transition period from _______ to ________

                         Commission file number 0-22904

                               PARKERVISION, INC.
           (Name of small business issuer as specified in its charter)


       Florida                                          59-2971472
(State or other jurisdiction of                   I.R.S. Employer ID No.
 incorporation or organization)

                               8493 Baymeadows Way
                           Jacksonville, Florida 32256
                                 (904) 737-1367
                    (Address of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X    No __.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes ___ No ___.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 30, 1996, 10,022,754 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

The accompanying unaudited financial statements of ParkerVision, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for the year ended December 31, 1995.

                               PARKERVISION, INC.

                                 BALANCE SHEETS


                                                         June 30,
                                                           1996          December 31,
ASSETS                                                  (unaudited)          1995
- - ------                                                  ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                            $ 1,165,613       $ 1,291,527
  Short-term investments                                 4,077,569         5,080,308
  Accounts receivable, net of allowance for
    doubtful accounts of $26,224 and $17,350 at
    June 30, 1996 and December 31, 1995, respectively    2,219,479           451,274
  Interest and other receivables                           174,968           394,889
  Inventories, net                                       1,831,405         2,274,764
  Prepaid expenses                                         160,968           131,044
  Deferred income taxes                                      6,662             6,662
                                                         ---------       -----------
    Total current assets                                 9,636,664         9,630,468
                                                         ---------       -----------

LONG-TERM INVESTMENTS                                    7,979,236                 0
                                                         ---------       -----------

PROPERTY AND EQUIPMENT, net                              1,010,077         1,093,269
                                                         ---------       -----------

OTHER ASSETS, net                                          232,572           231,239
                                                         ---------       -----------

    Total assets                                       $18,858,549       $10,954,976
                                                       ===========       ===========

The  accompanying  notes  are an  integral  part of these balance sheets.

                               PARKERVISION, INC.

                                 BALANCE SHEETS


                                                    June 30,
                                                      1996            December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY               (unaudited)             1995
- - ------------------------------------               -----------        ------------
CURRENT LIABILITIES:
  Accounts payable                                 $  848,731         $  462,466
  Accrued expenses:
     Salaries and wages                               162,548            113,112
     Professional fees and other                       94,597             62,333
     Interest payable to related parties                    0              8,110
  Deferred revenue                                      2,508             87,954
  Current portion of long-term subordinated
       debentures                                        0               216,018

     Total current liabilities                      1,108,384            949,993
                                                    ---------         ----------

LONG-TERM SUBORDINATED DEBENTURES                           0          3,028,237
                                                    ---------         ----------

DEFERRED INCOME TAXES                                   6,662              6,662
                                                    ---------         ----------
COMMITMENTS AND CONTINGENCIES
    (Notes 4, 6 and 7)

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, 1,000,000
    shares authorized, none issued
    or outstanding                                          0                  0

  Common stock, $.01 par value, 20,000,000
    shares authorized,  10,022,754 and
    8,800,541 shares issued and outstanding
    at June 30, 1996 and December 31, 1995,
    respectively                                      100,227             88,005
  Warrants outstanding                                    360                360
  Additional paid-in capital                       26,015,122         14,556,754
  Accumulated deficit                              (8,372,206)        (7,675,035)
                                                   ----------          ---------
        Total shareholders' equity                 17,743,503          6,970,084
                                                   ----------          ---------


  Total liabilities and shareholders' equity     $ 18,858,549        $10,954,976
                                                  ===========         ==========


The  accompanying  notes  are an  integral  part of these balance sheets.

                               PARKERVISION, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                 Three months ended June 30,        Six months ended June 30,
                                               ------------------------------     ----------------------------
                                                  1996               1995            1996             1995
                                               ----------        ----------       -----------     -----------
Revenues, net                                  $3,243,972        $1,003,398        $4,781,661     $ 1,323,004
Cost of goods sold                              2,070,778           620,891         3,089,579         836,857
                                                ---------         ---------         ---------      ----------
   Gross margin                                 1,173,194           382,507         1,692,082         486,147

Marketing and selling expenses                    627,697           518,629         1,094,632         997,384

General and administrative expenses               373,851           334,433           675,034         652,756

Research and development expenses                 324,321           271,688           665,570         552,001

Nonrecoverable start-up and
 excess capacity costs                             40,000           150,488            91,350         311,669

Interest expense to related parties                 8,634            89,217            75,547         178,434

Interest income                                  (160,374)          (99,912)         (242,440)       (203,197)

Other expense, net                                      0            31,005            10,810          32,392
                                                ---------        ----------         ---------       ---------

   Net loss                                    $  (40,935)      $  (913,041)       $ (678,421)    $(2,035,292)
                                                =========        ==========         =========      ==========
    Net loss per common and
     common equivalent share                   $    (0.00)      $    (0.10)        $    (0.07)    $     (0.23)
                                                =========        =========          =========      ==========


The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY

                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996

                                           Common Stock                           Additional                            Total
                                   ---------------------------     Warrants         Paid-In         Accumulated     Shareholders'
                                      Shares         Par Value    outstanding       Capital            Deficit         Equity
                                   ------------    -----------    -----------    --------------    -------------    -------------
BALANCE,
December 31, 1995                    8,800,541       $  88,005      $  360       $14,556,754       $ (7,675,035)     $ 6,970,084

Issuance of common stock
upon exercise of employee
stock options                           17,788             178           0            28,662                  0           28,840

Issuance of common stock for
cash on April 12, 1996, net of
offering costs of  $602,500            800,000           8,000           0         7,389,500                  0        7,397,500

Issuance of common stock for
conversion of $3,244,250
subordinated debentures
payable on April 12, 1996              324,425           3,244           0         3,241,006                  0        3,244,250

Issuance of common stock for
cash on April 22, 1996                  80,000             800           0           799,200                  0          800,000

Unrealized loss on
investments available for sale               0               0           0                 0            (18,750)         (18,750)



Net loss for the period ended
June 30, 1996                                0               0           0                 0           (678,421)        (678,421)
                                    ----------         --------      -----        ----------        -----------       ----------

BALANCE,
June 30, 1996 (unaudited)           10,022,754        $ 100,227     $  360       $26,015,122       $ (8,372,206)     $17,743,503
                                    ==========         ========      =====        ===========       ============      ==========



The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                              Three Months Ended June 30,          Six Months Ended June 30,
                                                          --------------------------------      ---------------------------------
                                                              1996               1995                1996                1995
                                                          -----------        ------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                $   (40,935)        $  (913,041)       $  (678,421)        $ (2,035,292)
 Adjustments to reconcile net loss to net cash
   used for operating activities:
     Depreciation and amortization                           133,738             179,401            265,089              280,122
     Amortization of discounts on investments                (39,654)            (30,369)           (70,124)             (53,019)
     Provision for obsolete inventories                      100,000              29,934            170,451               29,934
     Changes in operating assets and liabilities:
       Increase in accounts receivable, net               (1,229,150)           (530,112)        (1,768,205)            (465,244)
       (Increase) decrease in interest and other
               receivables                                  (125,480)             58,296            219,921              169,166
       Decrease in inventories, net                          393,011             134,226            272,908                9,797
       Increase in prepaid expenses                           (1,843)            (16,066)           (29,924)             (37,315)
       Increase in other assets                              (14,604)            (95,154)           (23,849)            (111,465)
       Increase in accounts payable and accrued
          expenses                                           537,023              40,570            467,960               32,576
       Decrease in interest payable to related partie              0             (89,217)            (8,110)                   0
       (Decrease) increase in deferred revenue               (32,057)             (2,175)           (85,446)               5,205
                                                          ----------         -----------         ----------            ---------
          Total adjustments                                 (279,016)           (320,666)          (589,329)            (140,243)
                                                          ----------         -----------         ----------            ---------
          Net cash used for operating activities            (319,951)         (1,233,707)        (1,267,750)          (2,175,535)
                                                          ----------         -----------         ----------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investments                                  (6,925,123)           (999,176)        (6,925,123)          (3,934,162)
 Proceeds from maturity of investments                             0           7,947,000                  0            7,947,000
 Purchase of property and equipment                         (136,805)           (157,323)          (159,381)            (320,853)
                                                         -----------           ---------         ----------           ----------
          Net cash (used for) provided by
             investing activities                         (7,061,928)          6,790,501         (7,084,504)           3,691,985
                                                         -----------           ---------         ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                    8,211,044              40,049          8,226,340               55,631
                                                         -----------           ---------        -----------           ----------
        Net cash provided by financing activities          8,211,044              40,049          8,226,340               55,631
                                                         -----------           ---------        -----------           ----------

NET CHANGE IN CASH AND CASH
EQUIVALENTS                                                  829,165           5,596,843           (125,914)           1,572,081

CASH AND CASH EQUIVALENTS, beginning of
period                                                       336,448             524,223          1,291,527            4,548,985
                                                         -----------           ---------          ---------            ---------

CASH AND CASH EQUIVALENTS, end of period                $  1,165,613         $ 6,121,066        $ 1,165,613         $  6,121,066
                                                         ===========          ==========         ==========          ===========


The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   ACCOUNTING POLICIES

     There have been no changes in accounting policies from those stated in the Annual Report on Form 10-KSB for the year ended December 31, 1995.

     Cash and Cash Equivalents. Cash and cash equivalents include overnight repurchase agreements totaling $1,079,000 and $1,093,000 at June 30, 1996 and December 31, 1995, respectively.

     Reclassifications. Certain reclassifications have been made to the 1995 statements to conform to the 1996 presentation.


2.   LOSS PER SHARE

     Loss per share is determined based on the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents are excluded from the determination of the weighted average number of shares outstanding to the extent they are anti-dilutive. The weighted average number of common shares and common share equivalents outstanding for the three month periods ended June 30, 1996 and 1995 is 9,865,565 and 8,747,131, respectively. The weighted average number of common shares and common share equivalents outstanding for the six month periods ended June 30, 1996 and 1995 is 9,679,491 and 8,747,957, respectively.

3.   INVENTORIES:

     Inventories consist of the following:

                                     June 30,            December 31,
                                       1996                  1995
                                   ----------            ------------
        Purchased materials        $1,403,047            $1,751,527

        Work in process               293,963               484,873
        Finished goods                436,839               370,364
                                    ---------             ---------
                                    2,133,849             2,606,764
        Less allowance for
          inventory obsolescence     (302,444)             (332,000)
                                    ---------             ---------
                                   $1,831,405            $2,274,764
                                    =========             =========

4.  SIGNIFICANT CUSTOMERS

     For the three months ended June 30, 1996, Vtel Corporation and one other customer accounted for approximately 51% and 10% of total revenues, respectively. For the three months ended June 30, 1995, two customers each accounted for approximately 10% of total revenues.

     For the six month period ended June 30, 1996, Vtel Corporation and one other customer accounted for approximately 50% and 12% of total revenues, respectively. For the six months ended June 30, 1995, two customers, in aggregate, accounted for approximately 23% of total revenues, neither of which individually accounted for more than 12% of total revenues.


5.  RELATED PARTY TRANSACTIONS

     On April, 12, 1996, the Company converted $3,244,250 of its long-term debt payable to related parties to 324,425 shares of common stock of the Company (See Note 7).


6.   STOCK OPTIONS

     On April 1, 1996, the Company issued incentive stock options under the 1993 stock plan to purchase an aggregate of 21,775 shares of its common stock for $10.50 per share to certain employees. These options were granted at an exercise price equal to fair market value of the common stock at the date of grant. These options vest either immediately or over a five year period and are exercisable for a period of five years from the date the options become vested.

     On June 19, 1996, the Company issued stock options under the 1993 stock plan to purchase an aggregate of 112,500 shares of its common stock for $13.875 per share to two officers. These options were granted at an exercise price equal to fair market value of the common stock at the date of grant. These options vest either immediately or over a five year period and are exercisable for a period of five to ten years from the date the options become vested.

     Options to purchase 194,725 shares of common stock were available for future grants under the 1993 stock plan at June 30, 1996.

     In connection with its Regulation S offering (see Note 7), on April 12, 1996, the Company granted options to purchase an aggregate of 250,000 shares of common stock of the Company at an exercise price of $10.00 per share. The options are exercisable for a period of five years from the date of consummation of the offering. The options have an estimated fair market value of $5.48 per share, or $1,370,000.

7.  STOCK AUTHORIZATION AND ISSUANCE

     On April 12, 1996, the Company completed an offering of 800,000 shares of its common stock to overseas investors in a transaction pursuant to
     Regulation S of the Securities Act of 1933, as amended (the "Offering"). The shares, which constituted approximately 8.3% of the Company's outstanding common stock on an after-issued basis, were sold at a price of $10.00 per share. After deducting issuance and offering costs of $602,500, the Company received net proceeds therefrom of $7,397,500.

     The Company engaged an outside financial consultant in connection with the Offering, and as compensation for his services, on April 12, 1996, the Company granted the consultant and his designee options to purchase an aggregate of 250,000 shares of common stock of the Company (see Note 6).

     Also in connection with the Offering, certain related parties agreed to convert an aggregate of $3,244,250 of subordinated debentures of the Company at a value of $10.00 per share for an aggregate of 324,425 shares of common stock. In accordance with the conversion agreement, these shares may not be sold, assigned, pledged or otherwise transferred publicly or privately to a third party for a period of six months after the date of conversion.

     On April 22, 1996, the Company completed an offering of an aggregate of 80,000 shares of its common stock to two investors in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. These shares, which constituted approximately 0.8% of the Company's outstanding common stock on an after-issued basis, were sold at a price of $10.00 per share and the Company received net proceeds therefrom of $800,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for Each of the Three and Six Month Periods Ended June 30, 1996 and 1995

Revenues

Revenues for the three months ended June 30, 1996 were $3,243,972, as compared to $1,003,398 for the three months ended June 30, 1995. This increase of $2,240,574 is a result of an increase in the number of systems sold, as well as an increase in the average selling price per system.

The Company sold 682 systems during the three month period ended June 30, 1996, as compared to 235 systems for the three month period ended June 30, 1995. This increase in system sales is attributable to continued market acceptance of the Company's second generation CameraMan(R) system ("System II"), increased shipments of the Company's newly released three-chip camera system, and the shipment of products designed for integration with VTEL products, in connection with the Company's co-development and co-marketing agreement with Vtel Corporation ("VTEL"). VTEL accounted for approximately 51% of total revenues for the three month period ended June 30, 1996.

The average selling price per system for the three months ended June 30, 1996 and 1995, was approximately $4,800 and $4,300, respectively. This increase of approximately $500 per system is primarily due to a change in the mix of products sold, including the shipment of three-chip camera systems during the second quarter of 1996. The three-chip system generates approximately $8,500 more revenue per system than the Company's System II single-chip products.

Revenues for the six months ended June 30, 1996 were $4,781,661, as compared to $1,323,004 for the six months ended June 30, 1995. This increase of $3,458,657 is a result of a 650 unit increase in the number of systems sold and a $600 increase in the average selling price per system from the six month period ended June 30, 1995 to the corresponding period in 1996.


Gross Margin

For the three month periods ended June 30, 1996 and 1995, gross margins as a percentage of sales were 36.2% and 38.1%, respectively. This decrease is primarily due to the mix of products sold to VTEL during the second quarter of 1996. All systems purchased by VTEL represent general pan/tilt base units. VTEL may then separately purchase various upgrade packages which will convert the base unit into an application-specific package. The Company earns higher margins on the sale of upgrade packages than on the base unit itself. During the second quarter of 1996, approximately 37% of the base units purchased by VTEL were general pan/tilt units without corresponding application-specific upgrade packages.

For the six month periods ended June 30, 1996 and 1995, gross margins as a percentage of sales were 35.4% and 36.7%, respectively. This decrease is primarily due to the mix of products sold. During the six months ended June 30, 1996, approximately 33% of the base units purchased by VTEL were general pan/tilt units without corresponding application-specific upgrade packages.


Marketing and Selling Expenses

Marketing and selling expenses were $627,697 for the three month period ended June 30, 1996, as compared to $518,629 for the same period in 1995. This increase of $109,068 is primarily due to an increase in personnel costs resulting from the addition of sales and marketing personnel throughout 1995 to support the Company's ongoing marketing and selling activities, partially offset by a decrease in advertising costs resulting from the completion in 1995 of the Company's large-scale media campaign targeted at the distance education and videoconferencing markets.

For the six month periods ended June 30, 1996 and 1995, marketing and selling expenses were $1,094,632 and $997,384, respectively. The increase of $97,248 is primarily due to an increase in personnel costs, partially offset by a decrease in advertising costs.


General and Administrative Expenses

For the three month periods ended June 30, 1996 and 1995, general and administrative expenses were $373,851 and $334,433, respectively. This increase of $39,418 is primarily due to an increase in administrative personnel, partially offset by a decrease in officers' salaries resulting from a voluntary salary reduction by two of the Company's officers during 1996.

For  the  six  month  periods  ended  June  30,  1996  and  1995,   general  and
administrative expenses were $675,034 and $652,756, respectively. This increase of $22,278 is primarily due to an increase in administrative personnel and professional fees, offset by a decrease in officers' salaries.


Research and Development Expenses

The Company's research and development expenses were $324,321 and $271,688 for the three month periods ended June 30, 1996 and 1995, respectively. This increase of $52,633 is primarily a result of increased personnel and related costs incurred in order to continue to refine the Company's existing CameraMan(R) systems and conduct research in complimentary wireless technologies.

For the six month periods ended June 30, 1996 and 1995, research and development expenses were $665,570 and $552,001, respectively. This increase of $113,569 is primarily due to an increase in personnel and related costs.


Nonrecoverable Start-up and Excess Capacity Costs

For the three month periods ended June 30, 1996 and 1995, nonrecoverable start-up and excess capacity costs were $40,000 and $150,488, respectively. For the six month periods ended June 30, 1996 and 1995, nonrecoverable start-up and excess capacity costs were $91,350 and $311,669, respectively. These costs represent labor and overhead costs incurred by the Company in excess of those directly or indirectly attributable to system production. This decrease is due to expanded usage of capacity as production volumes increased, as well as lower overhead costs during 1996 as a result of a decrease in the rental cost for the Company's manufacturing facilities.


Interest Expense

Interest expense represents interest on subordinated debentures payable to related parties. Interest expense was $8,634 and $89,217 for the three month periods ended June 30, 1996 and 1995, respectively, and $75,547 and $178,434 for the six month periods ended June 30, 1996 and 1995, respectively. This decrease in interest expense is primarily a result of the conversion of the subordinated debentures to common stock on April 12, 1996 (see Note 7 to the financial statements included in Item 1).


Interest Income

Interest income was $160,374 and $99,912 for the three month periods ended June 30, 1996 and 1995, respectively, and $242,440 and $203,197 for the six month periods ended June 30, 1996 and 1995, respectively. Interest income primarily represents interest earned on the investment in U.S. government securities of a substantial portion of the proceeds from the Company's initial public offering and its subsequent non-registered offerings in 1996. The increase in interest income is due to the investment of the proceeds from the Company's Regulation S and private placement transactions in April 1996 (see Note 7 to the financial statements included in Item 1), offset somewhat by the Company's use of proceeds from maturing investments to fund operations during 1995 and 1996.


Backlog

As of June 30, 1996, the Company had a backlog of approximately $578,000, as compared to a backlog as of June 30, 1995 of approximately $504,000. Backlog consists of orders received which generally have a specified delivery schedule within three months of receipt.

Liquidity and Capital Resources

At June 30, 1996, the Company had working capital of $8,528,280, a decrease of $152,195 from $8,680,475 at December 31, 1995. This decrease in working capital is primarily due to the increase in accounts payable and decrease in inventories resulting from the Company's increased volume of production during 1996, partially offset by increases in accounts receivable and decreases in short-term investments as maturing investments were used to fund operations during the first half of 1996.

The Company used cash for operating activities of $319,951 and $1,233,707 for the three month periods ended June 30, 1996 and 1995, respectively, and $1,267,750 and $2,175,535 for the six month periods ended June 30, 1996 and 1995, respectively. The decrease in cash used for operating activities is primarily due to increases in accounts receivable, offset by increases in accounts payable and decreases in the Company's net losses for the three and six month periods ended June 30, 1996 as compared to the corresponding periods in 1995. The increases in accounts receivable and accounts payable and the decrease in net losses are primarily attributable to increases in the Company's revenues for the three and six month periods ended June 30, 1996 as compared to the corresponding periods in 1995.

The Company used cash for investing activities of $7,061,928 and $7,084,504 for the three and six month periods ended June 30, 1996, and generated cash from investing activities of $6,790,501 and $3,691,985 for the three and six month periods ended June 30, 1995, respectively. The cash used for investing activities in 1996 is primarily the result of the investment of a substantial portion of the proceeds from the Company's Regulation S and private placement offerings during 1996. The cash generated by investing activities in 1995 is primarily due to the proceeds of maturing investments from the Company's initial public offering.

The Company generated cash from financing activities of $8,211,044 and $8,226,340 for the three and six month periods ended June 30, 1996 and generated cash from financing activities of $40,049 and 55,631 for the three and six month periods ended June 30, 1995. The cash generated from financing activities in 1996 is primarily attributable to the issuance of common stock in connection with the Company's Regulation S offering and other private placement transactions during April 1996 (see Note 7 to the financial statements included in Item 1). The cash generated from financing activities in 1995 represents proceeds from the issuance of common stock upon exercise of employee stock options.

The Company's principal source of liquidity at June 30, 1996 consisted of $5,243,182 in cash and short-term investments resulting from its initial public offering and subsequent Regulation S and private placement offerings. Until the Company generates sufficient revenues from system sales, it will be required to continue to utilize this source of liquidity to cover the continuing expense of product development, marketing and general administration. The Company believes its source of liquidity will provide sufficient resources to meet its cash requirements for the next twelve months as well as on a longer-term basis.

                           PART II - OTHER INFORMATION


ITEM 3.     Legal Proceedings

            Not applicable.

ITEM 2.     Changes in Securities

            Not applicable.

ITEM 3.     Defaults Upon Senior Securities

            Not applicable.

ITEM 4.     Submission of Matters to a Vote of Security Holders

            Not applicable.

ITEM 5.     Other Information

            Not applicable.


ITEM 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                    Exhibit
                    Number       Description
                    -------      -------------------------------------------
                     10.1        Stock option agreement dated June 19, 1996
                                 between the Registrant and Jeffrey Parker.

            (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ParkerVision, Inc.
                                            Registrant


August 13, 1996                             By: /s/ Jeffrey Parker
                                                -------------------
                                                Jeffrey Parker
                                                Chairman, President and
                                                Chief Executive Officer


August 13, 1996                             By: /s/ Cynthia Poehlman
                                                --------------------
                                                Cynthia Poehlman
                                                Chief Accounting Officer

                                  Exhibit Index



       10.1 Stock option agreement dated June 19, 1996 between the Registrant and Jeffrey Parker.