Form 10-Q/A
period 1996-06-30
PARKERVISION INC
filed 1996-10-15
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB/A
(Mark One)
  (X)        QUARTERLY REPORT UNDER SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

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

                     27.1        Financial Data Schedule (filed herewith).

            (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to the report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ParkerVision, Inc.
                                            Registrant



October 11, 1996                              By: /s/ Cynthia Poehlman
                                                 --------------------
                                                 Cynthia Poehlman
                                                 Chief Accounting Officer