Form 10QSB
period 1996-09-30
PARKERVISION INC
filed 1996-11-13
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
       [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

       [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
            OF THE EXCHANGE ACT
            For the transition period from ________to_______

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [ ].

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.               Yes [ ]   No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 1996, 10,023,104 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements


The accompanying unaudited financial statements of ParkerVision, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected fo the year ending December 31, 1996.

These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for the year ended December 31, 1995.

                               PARKERVISION, INC.

                                 BALANCE SHEET

                                        September 30,
                                            1996            December 31,
ASSETS                                   (unaudited)            1995
------                                  -------------       ------------
CURRENT ASSETS:
   Cash and cash equivalents            $ 3,656,126         $ 1,291,527
   Short-term investments                 4,969,456           5,080,308
   Accounts receivable, net of
      allowance for doubtful
      accounts of $28,920 and $17,350
      at September 30, 1996 and
      December 31, 1995, respectively     1,464,618             451,274
   Interest and other receivables           143,898             394,889
   Inventories, net                       2,028,342           2,274,764
   Prepaid expenses                         269,490             131,044
   Deferred income taxes                      6,662               6,662
                                         ----------          ----------
          Total current assets           12,538,592           9,630,468
                                         ----------          ----------

LONG-TERM INVESTMENTS                     4,986,460                   0
                                         ----------          ----------
PROPERTY AND EQUIPMENT, net               1,434,257           1,093,269
                                         ----------          ----------
OTHER ASSETS, net                           628,404             231,239
                                         ----------          ----------
          Total assets                  $19,587,713         $10,954,976
                                         ==========          ==========


The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                                        September 30,
LIABILITIES AND SHAREHOLDERS'               1996            December 31,
EQUITY                                   (unaudited)            1995
-----------------------------           -------------       ------------
CURRENT LIABILITIES:
   Accounts payable                     $ 1,241,960         $   462,466
   Accrued expenses:
     Salaries and wages                     119,686             113,112
     Professional fees and other            106,421              62,333
     Interest payable to related parties          0               8,110
   Deferred revenue                           9,113              87,954
   Current portion of long-term
     subordinated debentures                      0             216,018
                                         ----------          ----------
          Total current liabilities       1,477,180             949,993
                                         ----------          ----------
LONG-TERM SUBORDINATED DEBENTURES                 0           3,028,237
                                         ----------          ----------
DEFERRED INCOME TAXES                         6,662               6,662
                                         ----------          ----------
COMMITMENTS AND CONTINGENCIES
   (Notes 4 and 5)

SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value,
     1,000,000 shares authorized,
     none issued or outstanding                   0                  0
   Comon stock, $.01 par value,
     20,000,000 shares authorized,
     10,023,104 and 8,800,541 shares
     issued and outstanding at
     September 30, 1996 and December
     31, 1995, respectively                 100,231             88,005
   Warrants outstanding                   1,152,360                360
   Additional paid-in capital            25,375,594         14,556,754
   Accumulated deficit                   (8,524,314)        (7,675,035)
                                         ----------         ----------
          Total shareholders' equity     18,103,871          6,970,084
                                         ----------         ----------
          Total liabilities and
          shareholders' equity          $19,587,713        $10,954,976
                                         ==========         ==========


The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                        Three months ended September 30,       Nine months ended September 30,
                                        --------------------------------      --------------------------------

                                           1996               1995               1996                  1995
                                        ----------         ----------         ----------           -----------
Revenues, net                           $2,433,652         $1,616,328         $7,215,313           $ 2,939,332
Cost of goods sold                       1,489,727            954,072          4,579,306             1,790,929
                                         ---------          ---------          ---------            ----------
   Gross margin                            943,925            662,256          2,636,007             1,148,403

Marketing and selling expenses             528,549            479,673          1,623,181             1,477,057

General and administrative expenses        383,575            385,106          1,058,609             1,037,862

Research and development expenses          369,463            283,335          1,035,033               835,336

Nonrecoverable start-up and
 excess capacity costs                           0             95,006             91,350               406,675

Interest expense to related parties              0             89,217             75,547               267,651

Interest income                           (185,554)           (88,036)          (427,994)             (291,233)

Other expense, net                               0             78,241             10,810               110,633
                                         ---------          ---------         ----------            ----------
   Net loss                             $ (152,108)        $ (660,286)       $  (830,529)          $(2,695,578)
                                         =========          =========         ==========            ==========
   Net loss per common and
     common equivalent share            $    (0.02)        $    (0.08)       $     (0.09)          $     (0.31)
                                         =========          =========         ==========            ==========


The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                        STATEMENT OF SHAREHOLDERS' EQUITY

               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996

                                          Common Stock
                                   -------------------------                     Additional                            Total
                                                     Par          Warrants        Paid-In        Accumulated       Shareholders'
                                      Shares        Value        outstanding      Capital          Deficit            Equity
                                   ----------     ----------     -----------    -----------      -----------      --------------
BALANCE,
December 31, 1995                   8,800,541      $  88,005     $    360       $14,556,754      $ (7,675,035)     $ 6,970,084

Issuance of common stock
upon exercise of employee
stock options                          18,138            182            0            29,134                 0           29,316

Issuance of common stock
on April 12, 1996, net of
cash offering costs
of $602,500                           800,000          8,000      640,000         6,749,500                 0        7,397,500

Issuance of common stock for
conversion of $3,244,250
subordinated debentures
payable on April 12, 1996              324,425          3,244           0         3,241,006                 0        3,244,250

Issuance of common stock for
cash on April 22, 1996                  80,000            800           0           799,200                 0          800,000

Issuance of warrants on
July 16, 1996 for financial
consulting services                                               512,000                                              512,000

Unrealized loss on investments
available for sale                           0              0           0                 0           (18,750)         (18,750)

Net loss for the period ended
September 30, 1996                           0              0           0                 0          (830,529)        (830,529)
                                    ----------       --------     ---------      ----------       -----------        ---------
BALANCE,
September 30, 1996
(unaudited)                         10,023,104      $ 100,231    $1,152,360     $25,375,594      $ (8,524,314)      $18,103,871
                                    ==========       ========     =========      ==========       ===========        ==========


The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                         Three Months Ended September 30,      Nine Months Ended September 30,
                                                        ---------------------------------     --------------------------------
                                                              1996             1995               1996               1995
                                                              ----             ----               ----               ----
 Net loss                                                  $(152,108)      $ (660,286)         $ (830,529)       $(2,695,578)
 Adjustments to reconcile net loss to net cash provided
        by (used for) operating activities:
     Depreciation and amortization                           130,419          116,522             395,508            333,645
     Amortization of discounts on investments                (37,069)         (32,164)           (107,193)           (85,183)
     Provision for obsolete inventories                       60,000           78,240             230,451            108,174
     Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable, net      754,861         (555,485)         (1,013,344)        (1,020,729)
        Decrease (increase) in interest and other
           receivables                                        31,070          (52,538)            250,991            116,628
        (Increase) decrease in inventories, net             (256,937)        (552,506)             15,971           (542,709)
        (Increase) decrease in prepaid expenses               (8,122)          24,704             (38,046)           (12,611)
        Increase in other assets                              (4,003)               0             (27,852)          (111,465)
        Increase in accounts payable and accrued
           expenses                                          362,191          746,178             830,151            778,754
        Increase (decrease) in interest payable                    0           89,217              (8,110)            89,217
        Increase (decrease) in deferred revenue                6,605           40,349             (78,841)            45,554
                                                           ---------       ----------          ----------         ----------
               Total adjustments                           1,039,015          (97,483)            449,686           (300,725)
                                                           ---------       ----------          ----------         ----------
        Net cash provided by (used for) operating
           activities                                        886,907         (757,769)          ( 380,843)        (2,996,303)
                                                           ---------        ---------           ---------         ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                       0       (4,890,945)         (6,925,123)        (8,825,107)
     Proceeds from maturity of investments                 2,137,958        1,500,000           2,137,958          9,447,000
     Purchase of property and equipment                     (534,828)        (186,798)           (694,209)          (444,652)
                                                           ---------        ---------          ----------         ----------
     Net cash provided by (used for) investing
        activities                                         1,603,130       (3,577,743)         (5,481,374)           177,241
                                                           ---------       ----------          ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                      476           32,093           8,226,816             87,724
                                                           ---------       ----------          ----------         ----------
     Net cash provided by financing activities                   476           32,093           8,226,816             87,724
                                                           ---------       ----------          ----------         ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                    2,490,513       (4,303,419)          2,364,599         (2,731,338)

CASH AND CASH EQUIVALENTS, beginning of period             1,165,613        6,121,066           1,291,527          4,548,985
                                                           ---------       ----------           ---------         ----------
CASH AND CASH EQUIVALENTS, end of period                  $3,656,126      $ 1,817,647         $ 3,656,126       $  1,817,647
                                                           =========       ==========          ==========         ==========


The accompanying notes are an integral part of these statements.


                               PARKERVISION, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   ACCOUNTING POLICIES

     There have been no changes in accounting policies from those stated in the Annual Report on Form 10-KSB for the year ended December 31, 1995.

     Cash and Cash Equivalents. Cash and cash equivalents include overnight repurchase agreements totaling $3,358,000 and $1,093,000 at September 30, 1996 and December 31, 1995, respectively.

     Reclassifications. Certain reclassifications have been made to the 1995 statements to conform to the 1996 presentation.


2.   LOSS PER SHARE

     Loss per share is determined based on the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents are excluded from the determination of the weighted average number of shares outstanding to the extent they are anti-dilutive. The weighted average number of common shares and common share equivalents outstanding for the three month periods ended September 30, 1996 and 1995 is 10,022,967 and 8,773,141, respectively. The weighted average number of common shares and common share equivalents outstanding for the nine month periods ended September 30, 1996 and 1995 is 9,679,633 and 8,760,010,
     respectively.

3.   INVENTORIES:

     Inventories consist of the following:

                                   September 30, 1996       December 31, 1995
                                   ------------------       -----------------
        Purchased materials           $1,381,274               $1,751,527
        Work in process                  406,660                  484,873
        Finished goods                   596,303                  370,364
                                       ---------                ---------
                                       2,384,237                2,606,764
        Less allowance for
           inventory obsolescence       (355,895)                (332,000)
                                       ---------                ---------
                                      $2,028,342               $2,274,764
                                       =========                =========

4.  SIGNIFICANT CUSTOMERS

     For the three months ended September 30, 1996, two customers accounted for approximately 18% and 19% of total revenues, respectively. For the three months ended September 30, 1995, Vtel Corporation accounted for approximately 22% of total revenues.

     For the nine month period ended September 30, 1996, Vtel Corporation and one other customer accounted for approximately 37% and 19% of total revenues, respectively. For the nine months ended September 30, 1995, Vtel Corporation and one other customer accounted for 12% and 10% of total revenues, respectively.


5.  STOCK AND WARRANT ISSUANCE

     On April 12, 1996, the Company completed an offering of 800,000 shares of its common stock to overseas investors in a transaction pursuant to
     Regulation S of the Securities Act of 1933, as amended (the "Offering"). The shares, which constituted approximately 8.3% of the Company's outstanding common stock on an after-issued basis, were sold at a price of $10.00 per share. After deducting cash issuance and offering costs of $602,500, the Company received net proceeds therefrom of $7,397,500.

     The Company engaged an outside financial consultant in connection with the Offering, and as compensation for his services, on April 12, 1996, the Company granted the consultant and his designee warrants to purchase an aggregate of 250,000 shares of common stock of the Company at an exercise price of $10.00 per share. The warrants are exercisable for a period of five years form the date of consummation of the offering. The warrants have an estimated fair value of $2.56 per share, or $640,000.

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

     On July 16, 1996, the Company retained Whale Securities Co., L.P. to serve as a financial consultant and advisor for a period of five years. As compensation for these services, the Company issued warrants to Whale Securities Co., L.P. and its designee for the purchase of 200,000 shares of the Company's common stock at an exercise price of $10.00 per share. The warrants are exercisable for a period of five years from the date of issuance and their estimated fair value of $2.56 per share or $512,000 is being amortized to expense over the term of the consulting agreement.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for Each of the Three and Nine Month Periods Ended September 30, 1996 and 1995

Revenues

Revenues for the three months ended September 30, 1996 were $2,433,652, as compared to $1,616,328 for the three months ended September 30, 1995. This increase of $817,324 is primarily a result of an increase in the average selling price per system.

The Company sold 351 systems during the three month period ended September 30, 1996, as compared to 360 systems for the three month period ended September 30, 1995. The average selling price per system for the three months ended September 30, 1996 and 1995, was approximately $6,900 and $4,500, respectively. This increase of approximately $2,400 per system is primarily due to a change in the mix of products sold. During the three month period ended September 30, 1996, approximately 17% of the systems sold were higher priced three-chip camera systems whereas all of the systems sold during the three month period ended September 30, 1995 represented single-chip camera systems. The three-chip system generates approximately $8,500 more revenue per system than the Company's System II single-chip products.

Revenues for the nine months ended September 30, 1996 were $7,215,313, as compared to $2,939,332 for the nine months ended September 30, 1995. This increase of $4,375,981 is a result of a 641 unit increase in the number of systems sold and a $1,100 increase in the average selling price per system from the nine month period ended September 30, 1995 to the corresponding period in 1996. The increase in system sales is due to increasing market awareness of the CameraMan products, introduction of the three-chip camera systems, and increased sales as a result of the Company's co-marketing and co-development agreement with Vtel Corporation. The increase in average selling price per system is a result of three-chip camera sales, which represent approximately 9% of systems sold during 1996.


Gross Margin

For the three month periods ended September 30, 1996 and 1995, gross margins as a percentage of sales were 38.8% and 41.0%, respectively. This decrease is primarily due to the mix of products sold during the third quarter of 1996. Approximately 17% of the systems sold during the quarter were three-chip camera systems. Due to the higher cost of the camera incorporated into the base unit, which is purchased from a third-party supplier, the Company earns lower margins as a percentage of selling price on its three-chip product line than on its single-chip products.

For the nine month periods ended September 30, 1996 and 1995, gross margins as a percentage of sales were 36.5% and 39.1%, respectively. This decrease is primarily due to the mix of products sold. During the nine months ended September 30, 1996, approximately 28% of the base units purchased by VTEL were general pan/tilt units without corresponding application-specific upgrade packages. The Company earns higher margins on the sale of upgrade packages than on the base unit itself. In addition, approximately 9% of the systems sold during the nine month period ended September 30, 1996 were three-chip camera systems.

Marketing and Selling Expenses

Marketing and selling expenses were $528,549 for the three month period ended September 30, 1996, as compared to $479,673 for the same period in 1995. This increase of $48,876 is primarily due to an increase in personnel and travel costs resulting from the addition of sales and marketing personnel to support the Company's ongoing marketing and selling activities, partially offset by a decrease in advertising costs resulting from the completion in 1995 of the Company's large-scale media campaign targeted at the distance education and videoconferencing markets.

For the nine month periods ended September 30, 1996 and 1995, marketing and selling expenses were $1,623,181 and $1,477,057, respectively. The increase of $146,124 is primarily due to an increase in personnel and travel costs, partially offset by a decrease in advertising costs.


General and Administrative Expenses

For the three month periods ended September 30, 1996 and 1995, general and administrative expenses were $383,575 and $385,106, respectively. This decrease of $1,531 is primarily due to a decrease in officers' salaries resulting from a voluntary salary reduction by two of the Company's officers during 1996, offset by an increase in professional fees.

For the nine month periods ended September 30, 1996 and 1995, general and administrative expenses were $1,058,609 and $1,037,862, respectively. This increase of $20,747 is primarily due to an increase in professional fees, offset by a decrease in officers' salaries.


Research and Development Expenses

The Company's research and development expenses were $369,463 and $283,335 for the three month periods ended September 30, 1996 and 1995, respectively. This increase of $86,128 is primarily a result of increased personnel and related development costs incurred in order to continue to refine the Company's existing CameraMan systems, develop the Company's future CameraMan Studio product, and conduct research in complimentary wireless technologies.

For the nine month periods ended September 30, 1996 and 1995, research and development expenses were $1,035,033 and $835,336, respectively. This increase of $199,697 is primarily due to an increase in personnel and related development costs.

Nonrecoverable Start-up and Excess Capacity Costs

For the three month periods ended September 30, 1996 and 1995, nonrecoverable start-up and excess capacity costs were $0 and $95,006, respectively. For the nine month periods ended September 30, 1996 and 1995, nonrecoverable start-up and excess capacity costs were $91,350 and $406,675, respectively. These costs represent labor and overhead costs incurred by the Company in excess of those directly or indirectly attributable to system production. The decreases for the periods are due to expanded usage of capacity as production volumes increased, as well as lower overhead costs during 1996 as a result of a decrease in the rental cost for the Company's manufacturing facilities.


Interest Expense

Interest expense represents interest on subordinated debentures payable to related parties. Interest expense was $0 and $89,217 for the three month periods ended September 30, 1996 and 1995, respectively, and $75,547 and $267,651 for the nine month periods ended September 30, 1996 and 1995, respectively. The decreases in interest expense for the periods are a result of the conversion of the subordinated debentures to common stock during the second quarter of 1996.


Interest Income

Interest income was $185,554 and $88,036 for the three month periods ended September 30, 1996 and 1995, respectively, and $427,994 and $291,233 for the nine month periods ended September 30, 1996 and 1995, respectively. Interest income primarily represents interest earned on the investment in U.S. government securities of a substantial portion of the proceeds from the Company's initial public offering and its subsequent non-registered offerings in 1996. The increases in interest income for the periods are due to the investment of the proceeds from the Company's Regulation S and private placement transactions during the second quarter of 1996, offset somewhat by the Company's use of proceeds from maturing investments to fund operations during 1995 and 1996.


Backlog

As of September 30, 1996, the Company had a backlog of approximately $382,000, as compared to a backlog as of September 30, 1995 of approximately $356,000. Backlog consists of orders received which generally have a specified delivery schedule within three months of receipt.

Liquidity and Capital Resources

At September 30, 1996, the Company had working capital of $11,061,412, an increase of $2,380,937 from $8,680,475 at December 31, 1995. This increase in working capital is primarily due to the increase in cash and accounts receivable resulting from the maturity of certain investments during the third quarter of 1996 along with the Company's increased sales volume during 1996.

The Company generated cash from operating activities of $886,907 for the three month period ended September 30, 1996 and used cash for operating activities of $757,769 for the three month period ended September 30, 1995. For the nine month periods ended September 30, 1996 and 1995, the Company used cash for operating activities of $380,843 and $2,996,303, respectively. The decreases in cash used for operating activities are due primarily to the increased sales volume during 1996.

The Company generated cash from investing activities of $1,603,130 for the three month period ended September 30, 1996 due to the maturity of certain investments in U.S. government securities. The Company used cash for investing activities of $3,577,743 for the three months ended September 30, 1995 primarily due to the reinvestment of a substantial portion of the proceeds from the Company's initial public offering. For the nine month period ended September 30, 1996, the Company used cash for investing activities of $5,481,374 primarily due to the investment of a substantial portion of the proceeds from the Company's Regulation S and private placement offerings during 1996. For the nine month period ended September 30, 1995, the Company generated cash from investing activities of $177,241 primarily due to the proceeds from maturing investments, offset somewhat by the reinvestment of a substantial portion of those proceeds.

The Company generated cash from financing activities of $476 and $32,093 for the three month periods ended September 30, 1996 and 1995, respectively, as a result of the issuance of common stock upon exercise of employee stock options. The Company generated cash from financing activities of $8,226,816 and $87,724 for the nine month periods ended September 30, 1996 and 1995, respectively. The cash generated from financing activities in 1996 is primarily attributable to the issuance of common stock in connection with the Company's Regulation S offering and other private placement transactions during 1996. The cash generated from financing activities in 1995 represents proceeds from the issuance of common stock upon exercise of employee stock options.

The Company's principal source of liquidity at September 30, 1996 consisted of $8,625,582 in cash and short-term investments resulting from its initial public offering and subsequent Regulation S and private placement offerings. Until the Company generates sufficient revenues from system sales, it will be required to continue to utilize this source of liquidity to cover the continuing expense of product development, marketing and general administration. The Company believes its source of liquidity will provide sufficient resources to meet its cash requirements for the next twelve months as well as on a longer-term basis.

                           PART II - OTHER INFORMATION


ITEM 3.     Legal Proceedings

            Not applicable.

ITEM 2.     Changes in Securities

            Not applicable.

ITEM 3.     Defaults Upon Senior Securities

            Not applicable.

ITEM 4.     Submission of Matters to a Vote of Security Holders

            Not applicable.

ITEM 5.     Other Information

            Not applicable.


ITEM 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  Exhibit Number     Description
                  --------------     -----------------------

                         4.1         Warrant for Whale Securities Co.
                         4.2         Warrant for Frog Hollow Partners
                        10.1         Consulting Agreement, as amended
                        27.1         Financial data schedule


            (b) No reports on Form 8-K were filed during the quarter ende September 30, 1996.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ParkerVision, Inc.
                                   Registrant


November 13, 1996                  By: /s/ Jeffrey Parker
                                       ---------------------------------------
                                       Jeffrey Parker
                                       Chairman, President and Chief Executive
                                       Officer

November 13, 1996                  By: /s/ Cynthia Poehlman
                                       ---------------------------------------
                                       Cynthia Poehlman
                                       Chief Accounting Officer

                                  Exhibit Index



Exhibit Number           Description
--------------           -------------------------------
     4.1                 Warrant for Whale Securities Co.
     4.2                 Warrant for Frog Hollow Partners
    10.1                 Consulting Agreement, as amended
    27.1                 Financial data schedule