Form 10KSB
period 1996-12-31
PARKERVISION INC
filed 1997-03-31
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)        (X)  ANNUAL REPORT UNDER SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1996

                  ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES ACT OF 1934 [No Fee Required]
                       For the transition period from ________to____________

                         Commission file number 0-22904

                               PARKERVISION, INC.
                 (Name of small business issuer in its charter)

         Florida                                          59-2971472
(State of Incorporation)                              (I.R.S. Employer ID No.)

                               8493 Baymeadows Way
                           Jacksonville, Florida 32256
                                 (904) 737-1367
                    (Address of principal executive offices)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, $.01 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X).

The Issuer's revenues for the fiscal year ended December 31, 1996, were $9,252,052.

As of March 7, 1997, the aggregate market value of the Issuer's $.01 par value Common Stock held by non-affiliates of the Issuer was approximately $80,706,112 (based upon $15.375 per share closing price on that date, as reported by the NASDAQ National Market).

As of March 7, 1997, 10,045,604 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

Documents incorporated by reference:  None.

                                     PART I

Item 1. Description of Business

ParkerVision, Inc. (the "Company"), was incorporated under the laws of the state of Florida on August 22, 1989. The Company is engaged in the design, development and marketing of the CameraMan(R) automated video camera control systems. The Company is also researching certain wireless technologies which the Company believes may have potential applications in various commercial and consumer markets.

CameraMan(R) Systems

In recent years, the emergence of increasingly sophisticated, relatively low cost personal computers, audiovisual products and telecommunication services has significantly expanded the commercial markets for video solutions. Audiovisual systems have become increasingly popular with a broad range of small businesses, large corporations, educational institutions, corporate professionals and others who perceive video as a viable addition to their communications, training, presentation, instructional and educational needs.

For this emerging commercial market, the Company developed the CameraMan(R) system which allows a non-professional video user to create consistently effective video communication at a reasonable cost. Additionally, the Company's CameraMan(R) system is designed to permit the video user to appear in the video while at the same time controlling the camera action.

Since the initial product introduction in 1992, the Company has developed several CameraMan(R) models for different targeted commercial markets and a variety of compatible systems to meet the needs of its customers. Although the Company believes there are many markets for its CameraMan(R) systems, the Company has initially focused on video solutions for the educational and videoconferencing segments of the commercial markets in which the Company believes CameraMan(R) has wide application.

In 1995, the Company launched a second generation product, CameraMan(R) System II, ("System II"), and by the end of the third quarter of 1995, a complete System II product line was available for sale. The primary difference between System II and the previous CameraMan(R) systems is the integration of a professional quality single-chip imaging camera into the base unit. In 1995, System II products comprised approximately 86% of the Company's unit sales, and early in 1996, the Company discontinued the sale of its initial CameraMan(R) product line. Also during 1996, the Company expanded its System II product line by integrating a three-chip camera into the base unit. The three-chip camera systems provide higher resolution, better color reproduction, improved optics, and more control over basic camera functions than the Company's single-chip systems.

In March 1995, the Company entered into a joint product development agreement with VTEL Corporation ("VTEL"), located in Austin, Texas. VTEL designs, manufactures and markets applications-oriented videoconferencing equipment and claims to hold a greater than fifty percent share of the education and healthcare markets. The agreement provided a framework within which the two companies could integrate various CameraMan(R) systems into the VTEL MediaMax, and other VTEL products to create fully integrated videoconferencing systems. This initial system integration was completed and shipments of integrated CameraMan(R) systems to VTEL began during the third quarter of 1995. Sales of System II products to VTEL accounted for approximately 12% and 41% of the Company's unit sales during 1995 and 1996, respectively.

Wireless Technology

In connection with the refinement of CameraMan(R) systems, the Company has been researching certain wireless technologies. In 1995, the Company developed a specific engineering team to continue this research and, in 1996, the Company filed for a patent related to its research efforts. The Company believes it has developed a new, highly reliable and cost effective wireless capability that is compatible with standard wireless narrow-band frequencies currently approved worldwide. The Company believes this technology, while beneficial to current and future CameraMan(R) systems, also has potential applications in other commercial and consumer markets.

During 1996, the Company continued its development of the wireless technology and conducted market research into various applications for this technology. The Company may determine to (1)license the technology to third parties, (2)sell the technology in the form of circuits which third parties could then integrated into their own products, or (3)develop and sell finished products integrating the technology. The Company has not yet determined which, if any, of these methods will be utilized in marketing its wireless technology.

If the Company successfully completes development and testing of applications for the wireless technology, the Company anticipates that it will focus its efforts initially on formalizing manufacturing and marketing arrangements. The implementation of large-scale manufacturing and marketing programs and the commercial rollout of a wireless product will require capital resources substantially greater than those currently available to the Company. Accordingly, the Company may seek to enter into strategic alliances with one or more large, financially capable companies or seek additional capital to undertake these activities itself. The Company has not finalized any manufacturing and commercialization strategies for the proposed wireless products at this time.

Products

CameraMan(R) System II
The Company's second generation CameraMan(R) product, System II, uses the CameraMan(R) base unit, a portable, computerized base which pans and tilts simultaneously to achieve fluid motion, into which is integrated a professional quality single-chip or three-chip imaging camera that provides the system camera control functions, such as auto-focus and auto-image control. The System II base unit is available with or without automatic tracking capability. Other components of the System II product line include a main docking station and tracking ring package which are devices used to control the automatic tracking functions, as well as various keypads or locators which are designed to remotely control base unit and camera functions. System II products are offered in a variety of application-specific packages designed for the Distance Education and Videoconferencing markets including the following:

   o  Distance Education Systems

     -  CameraMan(R) System II Presenter Camera System

        The System II Presenter Camera System is a robotic camera system with automatic tracking capabilities. The Presenter Camera System consists of a CameraMan(R) autoTRACK Camera with input/output Main Docking Station, a Tracking Ring Package with built-in microphone, and a wireless, or hard-wired, Presenter Keypad. When instructed to do so, the autoTRACK Camera will locate the Tracking Ring worn by the presenter. The autoTRACK Camera will then automatically pan and tilt to follow the presenter while he or she moves throughout the room. The Presenter Keypad is a hand-held keypad which allows the presenter to manually control camera functions and autoTRACK views, as well as recall preset locations, such as a white board or other educational aids.

     -  CameraMan(R) System II Student Camera System

        The System II Student Camera System is a robotic camera system which consists of a non-autoTRACK Student Response Camera with a Programmable Response Module and a Classroom Controller Keypad. The Student Camera System allows students to "raise their hands" electronically by pressing a locator button on a microphone. The Student Response Camera then automatically recalls a location preset for the individual student. This provides educators and students with a better level of communication than a more traditional wide-angle camera view. The Classroom Controller Keypad stores the location presets for each student microphone. The Programmable Response Module provides 30 inputs where either "press-to-talk" or "voice-activated" microphones are wired. When a student activates a microphone, the Programmable Response Module will send a command to the Student Response Camera to pan, tilt and zoom to the student location.

   o  Videoconferencing Systems

     -  CameraMan(R) System II Personal Locator System

        The System II Personal Locator System is a robotic camera system which is offered with both autoTRACKing and non-autoTRACKing capabilities. Both systems include a CameraMan(R) Camera, three Personal Locator Keypads and a Chairperson Keypad. This system allows each videoconferencing participant to program his or her personal location preset and then recall that preset at the touch of a "MY TURN" button on that individual's Personal Locator Keypad. The Chairperson Locator Keypad has an additional "system lockout" functionality for meeting control.

        The autoTRACKing Personal Locator System (also referred to as the Deluxe Camera System) also includes an input/output Main Docking Station and a Tracking Ring Package for automatically tracking a presenter. With the use of the Tracking Ring, a videoconference participant can get up from the conference room table to give a presentation while the autoTRACK Camera automatically follows his or her movement.

        The Company also offers SHAREview, a software upgrade feature to the Personal Locator System. The SHAREview technology enables the Personal Locator System to automatically calculate and adjust the camera for multiple individuals who wish to share the camera view simultaneously.

   o  Other Camera Systems

     -  CameraMan(R) System II General Pan/Tilt System

        The System II General Pan/Tilt System is a non-autoTRACKing camera system for use in general purpose commercial applications where a high-quality, full-featured pan/tilt system is desired but tracking capability is not needed. The system is upgradable to a Student Camera System or Personal Locator System and, as a result, is easily adaptable to distance education and videoconferencing applications.

   o  VTEL Camera Systems

      In connection with the volume purchase agreement with VTEL, the Company has developed a complete product line that integrates with certain VTEL products. This product line includes the same application-specific systems for both distance education and videoconferencing applications including Presenter Camera Systems, Student Camera Systems, Personal Locator Systems and General Pan/Tilt Systems. The basic difference between the VTEL specific product line and the Company's other product lines is the ability for the VTEL specific products to be integrated at the factory with select VTEL products.

Subsequent to December 31, 1996, the Company revised its System II product offering such that all CameraMan(R) products are manufactured with an autoTRACKing base unit and thus can be upgraded to any other application-specific CameraMan(R) system in the field. As a result, the previous non-tracking systems, the Student Camera System, the Personal Locator System and the General Pan/Tilt Systems will now be field upgradable to tracking systems.

New Products

   o  Shot Director

      During the fourth quarter of 1996, the Company completed the development of a new product, the Shot Director. The Shot Director is a joystick controller which is compatible with both the single-chip and three-chip camera systems. The Shot Director integrates real-time camera control and setup functionality with an LCD display and menu driven keys for three-chip camera control unit ("CCU") capability and allows an operator to control up to sixteen CameraMan(R) cameras. This product is the first product offering in the Company's future CameraManSTUDIO product line.

   o  CameraManSTUDIO

      During 1996, the Company introduced a new product concept which represents a CameraMan(R) system specifically designed for industrial studio production environments including corporate, education, government, healthcare and religious studios. This system will incorporate two or more CameraMan(R) single-chip or three-chip camera systems with additional studio-related hardware and a Windows(R) compatible software package to provide a low-cost, fully-integrated PC-based studio system with certain unique functionality. The Company believes its CameraManSTUDIO product will reduce the number of operators required in a typical studio environment. The Company plans to introduce a working prototype of this system early in 1997 and anticipates shipments of the product to begin during the second half of 1997.

   o  Wireless Technology Products

      The Company has conducted market and technology research for the application of its wireless technology and has developed prototypes of user input devices which integrate this wireless technology as proofs of concept. These prototypes do not necessarily represent initial products of the Company. The technology is still in the development stage, and the Company cannot presently determine when, or if, development will be completed or how the technology will be marketed.

Marketing and Sales

CameraMan(R) Systems

The Company's principal marketing strategy is to sell CameraMan(R) systems in targeted commercial markets in which the Company believes the systems have wide application. The current CameraMan(R) systems are generally marketed to educators and corporate professionals who make use of audiovisual and telecommunications systems in distance education and videoconferencing.

System sales are directed by an internal sales staff and a network of authorized audiovisual products dealers, telecommunication dealers and systems integrators who design and specify audiovisual equipment of various manufacturers. The majority of the Company's authorized dealers are located throughout the United States and Canada. Late in 1996, the Company began expanding its audiovisual dealer network to the international markets, including Latin America, Asia and Europe. At the same time, the Company seeks national account sales arrangements, such as the program with VTEL for specific applications and targeted commercial markets.

During the fourth quarter of 1996, the Company entered into a reseller agreement with PictureTel Corporation ("PTEL"), whereby PTEL will sell the complete CameraMan(R) product line through its direct and indirect sales channels. PTEL, located in Andover, Massachusetts, is a world leader in developing, manufacturing and marketing videoconferencing solutions. In addition, early in 1997, the Company entered into a similar reseller agreement with Compression Labs, Inc., ("CLI") located in San Jose, California. CLI is another of the industry's leading manufacturers of videoconferencing equipment.

The Company currently supports its distribution channels with marketing programs to promote its products. These include targeted trade advertising, lead generation/fulfillment, tradeshow attendance and live demonstration facilities. In addition, the Company provides training of its dealers' sales, support and installation personnel. The Company also has dedicated specific sales and marketing personnel to provide comprehensive support to the sales staff and resellers of VTEL, PTEL and CLI.

Approximately 64% and 88% of the Company's revenues were generated from its dealer network in 1996 and 1995, respectively. In 1996, VTEL and an audiovisual reseller, TeleMeasurements, Inc., accounted for approximately 35% and 11% of the Company's revenues, respectively, In 1995, VTEL and Video Images, another of the Company's resellers, accounted for approximately 12% and 10%, respectively, of the Company's revenues. Video Images also accounted for approximately 12% of the Company's revenues in 1994.

Target Markets for CameraMan(R) Products

   o  Distance Education

      In the education market, the Company targets universities, colleges, primary schools, hospitals/clinics, and corporate/government training facilities. The Company believes telecommunications technologies are a major movement in education resulting in teaching programs which are more accessible, more cost-effective per student and more timely. The Company believes that compared to other widely used educational tools, the CameraMan(R) system permits a more effective presentation of teaching materials and a higher level of interaction between student and teacher. Moreover, the Company believes the CameraMan(R) system is easier to use than other available camera systems.

   o  Videoconferencing

      The videoconferencing market has seen significant growth in recent years. Until recently, videoconferencing generally was limited to large corporations, state and federal agencies and universities that used special-purpose, on-site videoconferencing rooms or public conference centers for long-distance communication among corporate personnel, customers, clients and suppliers. As a result of the technological advances being made in the communications industry, videoconferencing solutions are being sought by smaller entities for the same purposes.

   o  Studio Production

      The studio production industry includes broadcast and cable networks/stations, independent studios and corporate, education, healthcare, government and religious studio environments. The Company's CameraManSTUDIO product, which is expected to be released during 1997, targets the industrial sector of the studio production industry which includes the corporate, education, government, healthcare and religious studios. The Company believes its product will also be utilized in other sectors of the studio production industry for FlashCam and Public Access applications, Business T.V. and small ancillary broadcast and video production studios.

Competition

The markets for videoconferencing and distance education systems are continually evolving due to customer demand to achieve "just like being there" effective communications. The Company is aware of certain other companies which have commercialized or developed technologies and products which are competitive with certain functions of the CameraMan(R) system.

In both the distance education and videoconferencing markets, manufacturers of manual pan/tilt heads, such as Panasonic, Sony Corporation, Vicon, Inc., Vinton/TSM, Inc., Telemetrics, Inc., and Fujinon, compete with the Company's products. Some of these pan/tilt heads have limited preset location capabilities, but they offer no tracking capabilities and must be operated either by a camera operator or by a monitor or control pad. While the technology exists to replace the cable connections with devices that transmit and receive wireless signals, these devices still require manual operation. Some of the above mentioned products sell for substantially more than the CameraMan(R) system while others sell at prices similar to, or less than, that of the CameraMan(R) system, but offer limited functions.

During 1995, Canon introduced a general pan/tilt camera which, when integrated with third party software from Teleos Research and a personal computer with specific video hardware, is able to perform certain tracking functions. The Company believes that the Canon tracking solution has a significantly lower level of performance than the CameraMan(R) system in terms of function, features and reliability. In addition, although the pricing of the Canon offering is similar to CameraMan(R), the Canon offering is not available as an integrated, packaged system.

In the distance education market, approximately 50% of the market utilizes telephone lines to transmit video. This method requires the use of a CODEC to compress and decompress the data prior and subsequent to transmission. PictureTel, VTEL and CLI are the three largest CODEC manufacturers in North America. While the Company does have reseller agreements with each of these three manufacturers to offer CameraMan(R) as a main camera with their CODEC, or as an auxiliary camera for presentation purposes, each of these manufacturers also offer lower priced systems utilizing their own or other manufacturers' non-tracking cameras. The Company competes with these cameras based on features and functionality.

Many of the Company's competitors are well-established, have substantially greater financial and other resources than the Company, have established reputations for success in the development, sale and service of audiovisual products, and have significant advertising budgets to permit them to implement extensive advertising and promotional campaigns in response to competitors. Certain of these competitors dominate the audiovisual industry and have the financial resources necessary to enable them to withstand substantial price competition, which is expected to increase, and downturns in the markets for audiovisual products.

The Company believes that it competes principally on the basis of the capabilities of the CameraMan(R) system, ease of system application, price and system flexibility.

Production and Supply

The Company engages in assembly operations for its CameraMan(R) products at its facility in Jacksonville, Florida. The Company's operations involve the inspection of each component, assembly of the system's electronic circuitry and other components, a series of quality specification measurements, and various other computer, visual and physical tests, including product field testing, to certify final performance specifications. The Company believes that it has sufficient production capacity to satisfy increased demand for CameraMan(R) systems for the foreseeable future.

The Company obtains all of its component parts, including standard electronic components and specially designed components for the CameraMan(R) system, from third-party manufacturers. The Company currently purchases all of its requirements of specially designed component parts from single-source suppliers. The Company owns the design and dies for such components and believes that alternative sources of supply for such components are available.

For the years ended December 31, 1996, 1995 and 1994, one supplier accounted for approximately 21%, 23% and 20%, respectively of the Company's component purchases. This supplier is a single-source supplier of the Company's camera modules for System II. The Company maintains a three to six month inventory of this component and has identified an alternative source of supply for this component, although its use would require minor modifications to the existing system. No other supplier accounted for more than 15% of the Company's component purchases in 1996, 1995 or 1994.

At December 31, 1996, the Company has a commitment to purchase camera modules from its single-source supplier. This purchase commitment is currently estimated to aggregate approximately $780,000 through 1997. In addition, the Company has a commitment totaling approximately $145,000 thorough 1997 to purchase motors used in its camera systems from a non sole-source supplier.

The Company is substantially dependent on the ability of its suppliers, among other things, to satisfy performance and quality specifications and dedicate sufficient production capacity for components within scheduled delivery times. The Company does not maintain contracts with any of its suppliers and purchases system components pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by the Company's suppliers in supplying necessary components to the Company would adversely affect the Company's ability to obtain and deliver CameraMan(R) systems on a timely and competitive basis. The Company endeavors to mitigate the potential adverse effect of supply interruptions by carefully qualifying vendors on the basis of quality and dependability, and by maintaining an inventory of certain components, but there can be no assurances that such components will be readily available when needed.

The Company's sales cycle generally is from one to eighteen months while the period from execution of a customer's purchase order to delivery of a CameraMan(R) system is typically three to five weeks. The Company attempts to forecast orders and to purchase long lead-time components in advance of receipt of purchase orders to permit it to provide deliveries of completed systems within its standard three to five week delivery period. At December 31, 1996, the Company maintained an inventory of standard electronic and other system components of $1,353,499. Substantially all of the Company's systems are delivered to customers by common carrier.

The Company offers a one-year limited warranty covering defects in workmanship and materials. During the warranty period the Company will replace parts and make repairs to system components at its expense. The Company records a reserve for future warranty costs at the time of sale. To date, the Company has not incurred any significant warranty expense.

Patents and Trademarks

The Company holds eleven United States patents and one foreign patent covering certain tracking functions and methods for controlling the field of view in an automatic tracking camera system. The Company has applied for several additional United States and foreign patents relating to the CameraMan(R) system and the wireless technology.

The Company promotes the ParkerVision and CameraMan trademarks in connection with its marketing activities and holds United States trademark registrations for such marks. In addition, the Company has applied to register other trademarks.

Government Regulation

The Company utilizes wireless communications both in its CameraMan(R) systems and in its new wireless technology. These wireless communications utilize infrared and radio frequency technology which is subject to regulation by the Federal Communications Commission ("FCC"). The Company has obtained all licenses and approvals necessary for the operation of its products. There can be no assurance that, in the future, the Company will be able to obtain required licenses or that the FCC will not require the Company to comply with more stringent licensing requirements. Failure or delay in obtaining required licenses would have a material adverse effect on the Company. In addition, expansion of the Company's operations into consumer or certain foreign markets may require the Company to obtain additional licenses for its products. Amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into foreign jurisdictions, could require the Company to alter methods of operations at costs that could be substantial, which could have an adverse effect on the Company. There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable laws and regulations and licensing requirements.

Research and Development

The Company's principal efforts to date have been devoted to the design, development and support of the CameraMan(R) systems, the integration of the CameraMan(R) systems into a product line for use with VTEL products, the development of CameraManSTUDIO, and research in emerging wireless technologies. The Company has contemplated the development of a consumer version of the CameraMan(R) system and has conducted market and technology research for such a system. A consumer CameraMan(R) would require reduced system size and cost, as well as additional features and functionality in order to make it attractive for the mass consumer market. The consumer product is still in its early research stages and the Company cannot presently determine when, or if, development of a consumer version of the CameraMan(R) system will be completed.

For the fiscal years ended December 31, 1996 and 1995, the Company expended approximately $1,483,000 and $1,179,000, respectively, on research and development.

Employees

As of December 31, 1996, the Company had one part-time and seventy-eight full-time employees, of which thirty-one are employed in manufacturing, eighteen in engineering research and development, twenty-one in sales, support and marketing, and eight in finance and administration. None of the Company's employees are represented by a labor union. The Company considers its employee relations satisfactory.

Item 2. Description of Property

The Company's executive offices and assembly operations are located in approximately 33,000 square feet of leased space on three acres of land in Jacksonville, Florida, pursuant to a lease agreement with Jeffrey Parker, Chairman of the Board, Chief Executive Officer and President of the Company, and Barbara Parker, Mr. Parker's mother. The initial lease term expired in February 1997, and the Company exercised its first of three five-year renewal options. The lease is on a triple net basis and prior to amendment, minimum annual rental payments were $242,880. In 1996, the Company renegotiated its base annual rental payment and amended its lease agreement to provide for a base annual rental payment of $100,000. The five year renewal option exercised by the Company provides for a base annual rental payment of $100,000 through August 31, 1997, increasing to a base annual rental payment of no less than $279,306 thereafter.

The Company believes that its facility is adequate for its current and reasonably foreseeable future needs. The Company believes that additional physical capacity at its current facility will accommodate expansion, if required.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on October 29, 1996. The stockholders elected Messrs. Jeffrey Parker, Todd Parker, Arthur Yeager and William Sammons and Ms. Stacie Wilf as directors. The following is a tabulation of votes cast for and against and abstentions for each director:

                                      Votes Cast
                               -------------------------
                Name              For         Against      Abstentions
       -----------------------------------------------------------------

       Jeffrey Parker          8,383,655       2,750            0
       Todd Parker             8,383,655       2,750            0
       William Sammons         8,383,655       2,750            0
       Arthur Yeager           8,383,655       2,750            0
       Stacie Wilf             8,383,655       2,750            0

At this meeting, the stockholders also approved a proposal to amend the 1993 Stock Plan to increase from 500,000 to 1,500,000 the number of shares of common stock reserved for the Plan. On the matter of approving the amendment, 6,018,273 votes were cast in favor, 168,879 votes were cast against and 9,249 votes abstained. There were 2,190,004 broker non-votes.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is traded under the symbol "PRKR" on the Nasdaq National Market ("Nasdaq"), which is the principal market for the common stock. Listed below is the range of the high and low bid prices of the common stock for the last two fiscal years, as reported by Nasdaq. The amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not necessarily represent the prices of actual transactions.

                                                     High            Low
                                                   --------        --------
      Fiscal year ending December 31,
      1995:
          First quarter                            $  5.000        $  2.500
          Second quarter                              7.125           3.000
          Third quarter                              11.125           6.375
          Fourth quarter                             10.000           5.875

      Fiscal year ending December 31,
      1996:
          First quarter                              10.750           6.750
          Second quarter                             17.125          10.500
          Third quarter                              13.500           9.750
          Fourth quarter                             15.250          10.500

Holders

As of March 7, 1997, there were 67 holders of record. The Company believes there to be approximately 1,350 beneficial holders of the Company's common stock.

Dividends

To date, the Company has not paid any dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the board of directors and will depend upon the Company's ability to generate earnings, its capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business.

Sales of Unregistered Securities

                                                                                                   If option,
                                                                                                   warrant or
                                                Consideration received and        Exemption       convertible
                                              description of underwriting or         from       security, terms
 Date of                           Number     other discounts to market price    registration    of exercise or
   sale      Title of security      sold          afforded to purchasers           claimed         conversion
----------- --------------------- ---------- ---------------------------------- --------------- -----------------
4/12/96     Common stock          800,000    Received proceeds of $7,397,500,   Regulation S          n/a
                                             net of purchasers' discount of
                                             $560,000 and offering costs of
                                             $42,500

4/12/96     Warrants to           250,000    Warrants granted - no              4(2)            Exercisable for
            purchase common                  consideration received by                          a period
            stock granted to                 Company until exercise                             lasting five
            outside financial                                                                   years from the
            consultants in                                                                      date of grant
            connection with                                                                     at an exercise
            Regulation S                                                                        price of $10
            offering                                                                            per share

4/22/96     Common stock          80,000     Received proceeds of $800,000      4(2)                  n/a
                                             with no discount to purchasers

7/16/96     Warrants to           200,000    Financial services valued at       4(2)            Exercisable for
            purchase common                  $512,000 to be received over a                     a period
            stock granted to                 five year term commencing July                     lasting five
            financial consultant             16, 1996                                           years from the
                                                                                                date of grant
                                                                                                at an exercise
                                                                                                price of $10
                                                                                                per share

1/96 -      Options to purchase   134,275    Options granted - no               4(2)            Exercisable for
12/96       common stock                     consideration received by                          periods lasting
            granted to                       Company until exercise                             from five to
            directors and                                                                       ten years from
            employees pursuant                                                                  the date of
            to stock option plan                                                                grant at
                                                                                                exercise prices
                                                                                                ranging from
                                                                                                $10.50 to
                                                                                                $13.875 per
                                                                                                share

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in the Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "expects" or "the Company expects", "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks include, but are not limited to, the continuing losses of the Company which may result in the need for additional capital in the future or a change in current operations, the need for substantial capital and use of current working capital amounts to develop new products and for research and development, uncertainty of product development, technological obsolescence, market acceptance of its products and dependence on third party suppliers and distributors. The Company may also have to expend substantial employee time and financial resources to meet governmental regulation requirements and for the protection of its intellectual property rights. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

General

The Company had not generated revenues sufficient to offset its operating expenses from inception in August 1989 to the present. The Company anticipates operating at a cash flow from operations deficit in 1997. The Company, however, has experienced increases of revenues in 1995 and 1996 and anticipates further increases in revenues in 1997. These increases are subject to the Company continuing to expand its marketing and sales efforts, attracting additional means of distribution and customers and maintaining current margins, among other things. The Company intends to continue to use its working capital to build its infrastructure to support future system marketing and sales activities and research and development for new system products and configurations and wireless technology development and deployment. No assurance can be given that such expenditures will result in increased sales, new products, or technological advances.

Results of Operations for Each of the Three Years Ended December 31, 1996, 1995 and 1994

Revenues

The Company's revenues consist of sales of CameraMan(R) systems and various accessories which complement those systems. Revenues for the years ended December 31, 1996, 1995 and 1994 were $9,252,052, $3,941,194 and $1,227,799, respectively. The increase in revenues is a result of an increase in the number of systems sold, as well as an increase in the average selling price per system.

From 1995 to 1996, the number of systems sold increased from 862 systems in 1995 to 1,611 systems in 1996. The increase in units sold is primarily attributable to the Company's relationship with VTEL as well as continued increasing market acceptance of the Company's System II products. Approximately 41% of the systems sold in 1996 represent sales to VTEL, as compared to approximately 12% in 1995. The $5,310,858 increase in revenues from 1995 to 1996 is also attributable, in part, to an increase in the average selling price per system from approximately $4,600 in 1995 to approximately $5,700 in 1996. This increase is due primarily to the introduction of the Company's three-chip product line in 1996. The three-chip product, which accounted for approximately 9% of unit sales in 1996, generates approximately $8,500 more revenues per system than the single-chip product.

From 1994 to 1995, the number of systems sold increased from 372 systems in 1994 to 862 in 1995. Of the 862 systems sold in 1995, 14% represented sales of the initial CameraMan(R) models and the remaining 86% represented System II sales. This increase in units sold is primarily attributable to market acceptance of the Company's System II product line, the success of the Company's continued efforts to increase market penetration of its products by establishing a new dealer network, the success of the Company's 1994 marketing efforts targeting the distance education market, and the establishment of a co-development and co-marketing agreement with VTEL in 1995. The $2,713,395 increase in revenues from 1994 to 1995 is also attributable, in part, to an increase in the average selling price per system from approximately $3,300 in 1994 to approximately $4,600 in 1995. This increase of approximately $1,300 per system is due to a change in the mix of systems sold. During 1994, approximately 25% of systems sold represented lower priced CameraMan(R) models which were discontinued in the fourth quarter of 1994. In addition, in 1994, approximately 85% of the systems sold did not include a camera, whereas the System II product line, which accounted for the majority of 1995 system sales, incorporates the camera into the base unit.

The Company's sales are primarily generated from the distance education market which has a 12 to 18 month sales cycle. As a result, the Company expects the results of the 1995 and 1996 sales and marketing activities generally to be reflected in 1997 and 1998 revenues. In addition, the Company anticipates a continued increase in its average selling price per system in 1997 as a result of continued market acceptance of the three-chip camera system and a price increase effective January 1, 1997 on the majority of the Company's products. Any increase in the average selling price of Company products will depend, in part, upon the mix of single-chip versus three-chip camera systems sold in 1997 and future years, and market acceptance of price increases.

Gross Margin

For the years ended December 31, 1996, 1995 and 1994, gross margins as a percentage of sales were 35%, 38% and 48%, respectively. The decrease in margin from 1995 to 1996 is primarily due to the mix of products sold to VTEL. In 1996, the Company implemented a program with VTEL whereby VTEL could purchase a general pan/tilt base unit at very low margins and then separately purchase various upgrade packages, at significantly higher margins, to convert the general pan/tilt unit into an application specific package such as a Presenter or Student Camera System. Approximately 25% of the base units purchased by VTEL in 1996 were general pan/tilt units with no application specific upgrade package. The Company revised its pricing structure with VTEL in 1997 whereby the margin is shared more equally between the base unit and the application-specific packages.

The decrease in margin from 1994 to 1995 is primarily due to the mix of products sold, the incorporation of a camera into the CameraMan(R) base unit, and the production inefficiencies experienced as a result of introducing several new products during 1995. During 1995, the Company required each of its dealers in its new national dealer network to purchase a System II demonstration unit and offered these dealers an additional 10% discount on the price of these units. Approximately 10% of the systems sold during 1995 represented such dealer demonstration units. Also, during 1995, the Company introduced a System II general pan/tilt system which was designed and priced to compete directly with manufacturers of low-end pan/tilt cameras. These systems were sold at a significantly lower margin than other System II products and represented approximately 10% of the total systems sold during 1995. In addition, 86% of the Company's sales in 1995 were attributable to the System II product line which incorporates a single-chip camera into the base unit. The Company's margins on the single-chip camera, which is sourced from a third-party, are lower than margins earned on the system components manufactured by the Company. The camera comprised approximately 30% of the total system cost. In addition to the changes in product mix, the Company experienced inefficiencies in production due to the manufacturing of several new products during 1995, including the full System II product line.

The Company is working to improve its gross margin through product pricing, labor efficiencies, reduction of overhead, and product design; however, there can be no assurance that gross margins will improve significantly over, or remain stable with, the gross margins attained in 1996 due to the highly competitive nature of the industry, the introduction of new products, and fluctuations in the cost of component parts.

Marketing and Selling Expenses

Marketing and selling expenses increased by $390,569, or 20%, from $1,995,727 in 1995 to $2,386,296 in 1996, and increased $474,998, or 31%, from $1,520,729 in
1994 to $1,995,727 in 1995. Marketing and selling expenses as a percentage of revenues were 26%, 51% and 124% for the years ended December 31, 1996, 1995 and 1994, respectively.

The increase in marketing and selling expenses from 1995 to 1996 was primarily due to the addition of sales and marketing personnel and related costs in order to support expansion into international markets, to provide specific sales support to VTEL, PTEL and CLI, and to expand the internal sales staff in preparation for the release of CameraManSTUDIO. This increase was somewhat offset by a decrease in advertising costs as the Company's level of advertising was higher in 1995 due to the release of System II.

Due to the length of the sales cycle in the Company's primary market, distance education, the Company believes the results of its 1996 investment in marketing and selling efforts will be further realized through continued revenue increases in 1997 and 1998.

The increase in marketing and selling expenses from 1994 to 1995 was primarily due to higher levels of staffing to support marketing and selling efforts and increased advertising costs to improve market recognition and penetration. The Company believes the increase in the number of sales and marketing personnel and the increased marketing promotion expenses resulted in improved market acceptance and increased revenues during 1996.

As a percentage of revenues, marketing and selling expenses decreased from 124% to 51% to 26% from 1994 to 1996. The Company is committed to continuing its investment in marketing and selling efforts in order to continue to increase market awareness and penetration of its products; however, the Company expects that the growth of such expenses will continue at a slower rate than revenues.

General and Administrative Expenses

The Company's general and administrative expenses increased by $60,914 from $1,446,026 in 1995 to $1,506,940 in 1996, and decreased by $16,796 from
$1,462,822 in 1994 to $1,446,026 in 1995. General and administrative expenses consist primarily of executive and administrative personnel compensation, insurance costs and costs incurred for outside professional services.

The increase in general and administrative expenses from 1995 to 1996 is primarily the result of an increase in professional fees due to increased use of outside professional services during 1996, offset somewhat by a decrease in personnel costs. The decrease in personnel costs is largely due to the voluntary reduction of salaries by two officers during 1996.

The decrease in general and administrative expenses from 1994 to 1995 is the result of increases in personnel, offset by decreases in officers' compensation and professional fees during 1995. Additions in the number of administrative personnel were made in order to support the Company's increased production and sale of CameraMan(R) systems during 1995. The increase in personnel costs, however, was more than offset by a decrease in the cost of outside professional services as the Company was able to reduce its outside professional fees by performing a significant portion of the services with Company personnel. In addition, general and administrative expenses were further decreased by a voluntary reduction in salaries by executive officers of the Company during 1995.

As a percentage of revenues, general and administrative expenses were 16%, 37% and 119% in 1996, 1995 and 1994, respectively. Although the Company expects some increases in general and administrative expenses to occur in order to continue to support increased revenues, the Company expects that the growth of such expenses will continue at a slower rate than revenues.

Research and Development Expenses

The Company's research and development expenses increased by $303,999, or 26% from $1,178,772 in 1995 to $1,482,771 in 1996 and increased by $475,273, or 68%, from $703,499 in 1994 to $1,178,772 in 1995. Research and development expenses as a percentage of revenues were 16%, 30% and 57% in 1996, 1995 and 1994, respectively. The increase in research and development expenses reflects the Company's increased investment in the development of new products and technologies.

From 1995 to 1996, the increase in research and development expenses was primarily due to costs incurred by the research team developed during the latter half of 1995 to explore new wireless technologies, as well as an increase in prototype materials used for the development of the Company's three-chip camera systems and studio prototype during 1996.

From 1994 to 1995, the increase in research and development expenses was primarily due to the increased number of engineering personnel and expenses for the development of the System II product line and the integration of the ParkerVision product line with VTEL's products. In addition, the Company created a research group during the latter half of 1995 for the purposes of exploring new technologies for future products.

Although the percentage of revenue invested by the Company in research and development may vary from period to period, the Company is committed to investing in its research and development programs due to the rapid technological advances in the industry.

Nonrecoverable Start-up and Excess Capacity Costs

The Company incurred nonrecoverable start-up and excess capacity costs of $91,350, $556,675 and $575,161 for the years ended December 31, 1996, 1995 and
1994, respectively. These costs represent materials, labor and overhead costs incurred by the Company in excess of those directly or indirectly attributable to system sales.

The decrease in nonrecoverable start-up and excess capacity costs from 1995 to 1996 is due to expanded usage of excess capacity as production volumes increased. By the third quarter of 1996, the Company began fully absorbing its excess plant capacity into cost of goods sold. The Company does not anticipate recognizing any excess capacity costs in 1997 or future periods.

During 1994 and 1995, nonrecoverable start-up and excess capacity costs were primarily composed of the cost of idle facilities, principally rental costs to a related party for excess space and excess depreciation on manufacturing equipment which was used at a less than normal level of capacity. In addition, these costs included an immaterial amount of material, labor and overhead costs associated with the production of new product prototypes which were not held for sale. Nonrecoverable start-up and excess capacity costs decreased by $18,486 from 1994 to 1995. This decrease is due to expanded usage of excess capacity as production volumes increased, offset somewhat by the increased cost of new product prototypes with the introduction of the System II product line.

Interest Expense

Interest expense decreased by $202,239 from $277,786 in 1995 to $75,547 in 1996 and decreased by $46,894 from $324,680 in 1994 to $277,786 in 1995. Interest expense represents interest on the subordinated debentures payable to related parties. The decrease in interest expense from 1995 to 1996 is a result of the conversion of related party subordinated debentures to equity in April 1996. The decrease in interest expense from 1994 to 1995 is attributable to an amendment of the subordinated debt agreements with related parties reducing the interest rate by 2.5% during 1995.

Interest Income

Interest income increased by $215,641 from $398,648 in 1995 to $614,289 in 1996 and decreased by $80,549 from $479,197 in 1994 to $398,648 in 1995. Interest income primarily represents interest earned on the Company's investment of the proceeds from its initial public offering in 1993 and its subsequent Regulation S and private placement transactions during 1996. The increase in interest income from 1995 to 1996 is due to the investment of a substantial portion of the proceeds from the Company's Regulation S offering and private placement transactions during April 1996. The decrease in interest income from 1994 to 1995 is attributable to the Company's use of proceeds from maturing investments to fund operations during 1995.

Other Expense, net

Other expense decreased by $241,902 from $252,712 in 1995 to $10,810 in 1996 and increased $93,429 from $159,283 in 1994 to $252,712 in 1995. Other expense in 1995 included losses recognized on obsolete inventories due to the discontinuation of the initial

CameraMan(R) system product line. No similar losses were incurred in 1996. Inventory obsolescence due to product refinement in the normal course of business is continually monitored and is recognized as a charge to cost of sales.

Backlog

As of December 31, 1996, 1995 and 1994, the Company had backlog of approximately $260,000, $170,000 and $260,000, respectively. Backlog consists of orders received from customers which generally have a specified delivery schedule within three to five weeks of receipt.

Liquidity and Capital Resources

At December 31, 1996 and 1995, the Company had working capital of $8,213,864 and $8,680,475, respectively. This $466,611 decrease in working capital from 1995 to 1996 is primarily due to the use of proceeds from maturing investments to fund operations. During 1995 and 1996, the Company financed its operations from the proceeds of its initial public offering, the private placement of securities to two United States investors and an offering pursuant to Regulation S, and interest earned on maturing investments of such proceeds.

The Company used cash for operating activities of $1,280,403, $4,436,612 and $3,649,983 for the years ended December 31, 1996, 1995 and 1994, respectively. The $3,156,209 decrease in cash used for operating activities from 1995 to 1996 is primarily attributable to increases in margins from increased sales volumes. The $786,629 increase in cash used for operating activities from 1994 to 1995 is primarily attributable to increases in accounts receivable and inventories. Accounts receivable increased due to the increased volume of sales during 1995. The increase in inventories is primarily attributable to increases in inventory of components from single-source suppliers, as well as increased purchases based on production forecasts and a lengthening of lead times from several of the Company's suppliers during the second half of 1995.

The Company used cash in investing activities of $6,700,317 for the year ended December 31, 1996, and generated cash from investing activities of $1,065,284 and $8,101,552 for the years ended December 31, 1995 and 1994, respectively. The cash used in investing activities in 1996 is primarily due to the investment of the proceeds from the Regulation S offering and private placement transactions during April 1996, as well as the reinvestment of maturing investments from the Company's initial public offering. The cash generated from investing activities in 1995 and 1994 is due to the maturity of investments, somewhat offset by capital expenditures.

The Company incurred $948,183, $596,133 and $428,931 for capital expenditures in 1996, 1995 and 1994, respectively. These capital expenditures primarily represent the purchase of certain research and development test equipment as well as the purchase of computer and office equipment to support additional sales, marketing, product development and administrative personnel. At December 31, 1996, the Company was not subject to any significant commitments to make additional capital expenditures.

The Company generated cash from financing activities of $8,243,925 and $113,870 for the years ended December 31, 1996 and 1995, respectively. The cash generated from financing activities in 1996 represents proceeds from the issuance of common stock primarily as a result of a Regulation S offering and private placement transactions. The cash generated from financing activities in 1995 represents proceeds from the issuance of common stock upon exercise of employee stock options. The Company did not sell any securities during the year ended December 31, 1994.

The Company's principal source of liquidity at December 31, 1996 consisted of $5,541,881 in cash and short-term investments resulting from its initial public offering and subsequent offerings. Until the Company generates sufficient revenues from system sales, it will be required to continue to utilize this source of liquidity to cover the continuing expense of product development, marketing and general administration. The Company believes its cash and investment balances will provide sufficient resources to meet its cash requirements for at least the next twelve months. In addition, at December 31, 1996, the Company has $6,965,995 in long-term investments which the Company believes is sufficient to sustain its operations on a longer term basis, if necessary.

If the Company develops a consumer product utilizing its wireless technology, the large scale manufacturing, marketing and commercial rollout of the products will require substantially greater capital resources than are currently available to the Company. The Company may seek to enter into strategic alliances with one or more large, financially capable companies or may seek additional capital to undertake these activities. No assurance can be given that the Company will form such alliances or obtain financing, if needed.

Item 7. Financial Statements

                          Index to Financial Statements

                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          25

BALANCE SHEETS -- DECEMBER 31, 1996 AND 1995                               26-27

STATEMENTS OF OPERATIONS -- FOR THE YEARS ENDED
DECEMBER 31, 1996, 1995 AND 1994                                            28

STATEMENTS OF SHAREHOLDERS' EQUITY -- FOR THE YEARS
ENDED DECEMBER 31, 1996, 1995 AND 1994                                      29

STATEMENTS OF CASH FLOWS -- FOR THE YEARS ENDED DECEMBER 31, 1996, 1995
AND 1994                                                                    30

NOTES TO FINANCIAL STATEMENTS -- DECEMBER 31, 1996, 1995 AND 1994
                                                                           31-42

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
ParkerVision, Inc.:

We have audited the accompanying balance sheets of PARKERVISION, INC. (a Florida corporation) as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ParkerVision, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Jacksonville, Florida,
February 14, 1997

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                            1996         1995
                                                        -----------  -----------
CURRENT ASSETS:
   Cash                                                 $ 1,554,732  $ 1,291,527
   Short-term investments                                 3,987,149    5,080,308
   Accounts receivable, net of allowance for doubtful
      accounts of $33,033 and $17,350 at December 31,
      1996 and 1995, respectively                         1,143,121      451,274
   Interest receivable                                      135,662       84,375
   Insurance and other receivables                            6,712      310,514
   Inventories, net                                       1,957,896    2,274,764
   Prepaid expenses                                         306,511      131,044
   Deferred income taxes                                      3,477        6,662
                                                        -----------  -----------
              Total current assets                        9,095,260    9,630,468

LONG-TERM INVESTMENTS                                     6,965,995            0

PROPERTY AND EQUIPMENT, net                               1,516,685    1,093,269

OTHER ASSETS, net                                           583,972      231,239
                                                        -----------  -----------

              Total assets                              $18,161,912  $10,954,976
                                                        ===========  ===========

      The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                             1996           1995
                                                          ------------   ------------
CURRENT LIABILITIES:
   Accounts payable                                       $    555,269   $    462,466
   Accrued expenses:
      Salaries and wages                                       195,864        113,112
      Professional fees and other                              102,867         62,333
      Interest payable to related parties                            0          8,110
   Deferred revenue                                             27,396         87,954
   Current portion of subordinated debentures                        0        216,018
                                                          ------------   ------------
              Total current liabilities                        881,396        949,993

SUBORDINATED DEBENTURES, net of current portion                      0      3,028,237

DEFERRED INCOME TAXES                                            3,477          6,662

COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 9)

SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value, 1,000,000 shares
      authorized, none issued or outstanding                         0              0
   Common stock, $.01 par value, 20,000,000 shares
      authorized, 10,032,604 and 8,800,541 shares issued
      and outstanding at December 31, 1996 and 1995,
      respectively                                             100,326         88,005
   Warrants outstanding                                      1,152,360            360
   Additional paid-in capital                               25,392,608     14,556,754
   Accumulated deficit                                      (9,368,255)    (7,675,035)
                                                          ------------   ------------
              Total shareholders' equity                    17,277,039      6,970,084
                                                          ------------   ------------

              Total liabilities and shareholders' equity  $ 18,161,912   $ 10,954,976
                                                          ============   ============

      The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                           1996          1995          1994
                                        -----------   -----------   -----------
Revenues, net                           $ 9,252,052   $ 3,941,194   $ 1,227,799
Cost of goods sold                        5,987,097     2,440,656       642,551
                                        -----------   -----------   -----------
    Gross margin                          3,264,955     1,500,538       585,248

Marketing and selling expenses            2,386,296     1,995,727     1,520,729
General and administrative expenses       1,506,940     1,446,026     1,462,822
Research and development expenses         1,482,771     1,178,772       703,499
Nonrecoverable start-up and excess
     capacity costs                          91,350       556,675       575,161
Interest expense to related parties          75,547       277,786       324,680
Interest income                            (614,289)     (398,648)     (479,197)
Other expense, net                           10,810       252,712       159,283
                                        -----------   -----------   -----------

     Net loss                           $(1,674,470)  $(3,808,512)  $(3,681,729)
                                        ===========   ===========   ===========
     Net loss per common and common
         equivalent share               $     (0.17)  $     (0.43)  $     (0.42)
                                        ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                 Common Stock
                         ---------------------------
                                                            Warrants       Additional                         Total
                                              Par             out-          Paid-In       Accumulated      Shareholders'
                           Shares            Value          standing        Capital         Deficit           Equity
                         -----------      -----------      ----------     -----------     -----------      ------------
BALANCE, December 31,
1993, as reclassified      8,720,000      $    87,200      $      360     $14,443,689     $  (203,544)     $ 14,327,705

Net loss for the year
ended December 31,
1994                               0                0               0               0      (3,681,729)       (3,681,729)
                         -----------      -----------      ----------     -----------     -----------      ------------

BALANCE, December 31,
1994                       8,720,000           87,200             360      14,443,689      (3,885,273)       10,645,976

Issuance of common
stock upon employee
stock option exercise         80,541              805               0         113,065               0           113,870

Unrealized gain on
investments available
for sale                           0                0               0               0          18,750            18,750

Net loss for the year
ended December 31,
1995                               0                0               0               0      (3,808,512)       (3,808,512)
                         -----------      -----------      ----------     -----------     -----------      ------------
BALANCE, December 31,
1995                       8,800,541           88,005             360      14,556,754      (7,675,035)        6,970,084

Issuance of common
stock upon employee
stock option exercise         27,638              277               0          46,148               0            46,425

Issuance of common
stock on April 12,
1996, net of cash
offering costs of
$ 602,500                    800,000            8,000         640,000       6,749,500               0         7,397,500

Issuance of common
stock for conversion
of subordinated
debentures payable           324,425            3,244               0       3,241,006               0         3,244,250

Issuance of common
stock for cash on
April 22, 1996                80,000              800               0         799,200               0           800,000

Issuance of warrants
for financial
consulting services                0                0         512,000               0               0           512,000

Change in unrealized
gain on investments
available for sale                 0                0               0               0         (18,750)          (18,750)

Net loss for the
period ended December
31, 1996                           0                0               0               0      (1,674,470)       (1,674,470)
                         -----------      -----------      ----------     -----------     -----------      ------------
BALANCE, December 31,
1996                      10,032,604      $   100,326      $1,152,360     $25,392,608     $(9,368,255)     $ 17,277,039
                         ===========      ===========      ==========     ===========     ===========      ============

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                        1996           1995           1994
                                                                    ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $ (1,674,470)  $ (3,808,512)  $(3,681,729)
   Adjustments to reconcile net loss to net cash used for
       operating activities:
       Depreciation and amortization                                     609,485        499,605       359,751
       Amortization of discounts on investments                         (139,452)      (142,605)      (41,423)
       Provision for obsolete inventories                                330,000        309,311       137,368
       Loss on disposal of property                                            0          4,877        13,987
       Loss on sale of investments                                             0              0        11,966
       Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable, net               (691,847)      (310,540)       27,776
          Decrease (increase) in interest and other receivables          252,515       (221,813)     (149,985)
          Increase in inventories                                        (13,132)      (907,148)     (518,625)
          (Increase) decrease in prepaid expenses                        (73,071)       (24,012)       97,181
          Increase in other assets                                       (27,852)      (122,691)      (30,122)
          Increase in accounts payable and accrued expenses              207,979        198,962       142,894
          (Decrease) increase in deferred revenue                        (60,558)        87,954       (19,022)
                                                                    ------------   ------------   -----------
              Total adjustments                                          394,067       (628,100)       31,746
                                                                    ------------   ------------   -----------
              Net cash used for operating activities                  (1,280,403)    (4,436,612)   (3,649,983)
                                                                    ------------   ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                         (11,890,092)    (8,811,583)     (127,551)
     Proceeds from maturity of investments                             6,137,958     10,473,000     7,670,000
     Proceeds from sale of investments                                         0              0       988,034
     Purchase of property and equipment                                 (948,183)      (596,133)     (428,931)
                                                                    ------------   ------------   -----------
              Net cash (used for) provided by investing activities    (6,700,317)     1,065,284     8,101,552
                                                                    ------------   ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                            8,243,925        113,870             0
                                                                    ------------   ------------   -----------
              Net cash provided by financing activities                8,243,925        113,870             0
                                                                    ------------   ------------   -----------

NET CHANGE IN CASH                                                       263,205     (3,257,458)    4,451,569

CASH, beginning of year                                                1,291,527      4,548,985        97,416
                                                                    ------------   ------------   -----------

CASH, end of year                                                   $  1,554,732   $  1,291,527   $ 4,548,985
                                                                    ============   ============   ===========

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

1. THE COMPANY AND NATURE OF BUSINESS:

ParkerVision, Inc. (the "Company"), was incorporated under the laws of the state of Florida on August 22, 1989. The Company is engaged in the design, manufacture and marketing of automated video equipment and is researching certain wireless technologies. The Company sells its products through audiovisual dealers and other equipment manufacturers throughout the United States, as well as in Canada, Latin America and Asia. Approximately 99% of the Company's sales are generated through dealers and other equipment manufacturers in the United States. The Company is in a highly competitive industry with rapidly changing and evolving technologies and an increasing number of market entrants who have introduced or are developing an array of new audiovisual and telecommunications products and services. The Company's potential competitors in this industry have substantially greater financial, technical and other resources than those of the Company.

The Company has made significant investments in developing the technology and manufacturing capability for its products, the return on which are dependent upon the generation of future revenues for realization. The Company has not yet generated sufficient revenues to offset its expenses, and thus has utilized proceeds from its initial public offering and subsequent offerings to fund its operations. In the opinion of management, the Company has adequate funds to meet its liquidity needs for 1997 as well as on a longer term basis.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Investments

Investments consist of funds invested in U.S. Treasury notes, U.S. Treasury bills, Federal Mortgage Backed Securities and certificates of deposit. The Company accounts for investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires investment securities to be classified as held-to-maturity, trading, or available-for-sale based on the characteristics of the securities and the activity in the investment portfolio. At December 31, 1996, all of the Company's investments were classified as held-to-maturity. At December 31, 1995, short-term investments included investments classified as available-for-sale reported at their fair value of $3,009,473 and investments classified as held-to-maturity reported at their amortized cost of $2,070,835. For the year ended December 31, 1996, an unrealized loss of $18,750 was recorded as a component of shareholders' equity. Short-term investments which mature within three months from the date of acquisition are classified as cash equivalents.

Inventories

Inventories are stated at the lower of average cost (which approximates the first-in, first-out method) or market (net realizable value).

Purchased materials inventory consists principally of components and subassemblies. The Company's substantial investment in inventory is due to anticipated future demand for its product and the buildup of safety stock on single-source or long lead-time components. Management believes the Company will realize its investment in net inventory through future product sales and that the Company's purchased materials inventories could, if necessary, be resold "as is" without incurring substantial loss.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. The cost and accumulated depreciation of assets sold or retired are removed from their respective accounts, and any resulting gain or loss is recognized in the accompanying statements of operations. Depreciation is determined using the straight-line method using the following estimated useful lives:

         Leasehold improvements                     Lesser of five years or
                                                    remaining term of the lease
         Tools and dies                             Five to seven years
         Manufacturing and office equipment         Five to seven years
         Furniture and fixtures                     Seven years

Additions below an established threshold are expensed as acquired. The effect of this policy is not material to the Company's financial statements.

Other assets

Included in other assets are patent costs which represent costs incurred to obtain patents for product concepts and methodologies developed by the Company. The Company has submitted additional patent applications which are currently pending. Capitalized patent costs are being amortized over the estimated life of the related patents. Other assets also include prepaid consulting fees carried at the estimated fair market value of the warrants issued as consideration for such consulting services (see Note 10). These fees are being amortized over the term of the consulting agreement.

Nonrecoverable start-up and excess capacity costs

Nonrecoverable start-up and excess capacity costs include material, labor and overhead costs incurred by the Company in excess of those directly or indirectly attributable to system sales. Such costs are primarily composed of the cost of excess facilities, and are expensed as incurred.

Warranty costs

The Company generally warrants its products against defects in workmanship and material for one year from the date of shipment. Estimated costs related to warranty are accrued at the time of revenue recognition. To date, the Company has not incurred any significant warranty costs.

Loss per share

Loss per share is determined based on the weighted-average number of common shares assumed to be outstanding during each year. Common share equivalents are excluded from the calculation as their effect is anti-dilutive. The weighted-average number of common shares assumed to be outstanding for the years ended December 31, 1996, 1995 and 1994, is 9,681,182, 8,757,802, and 8,720,000,
respectively.

Statements of Cash Flows

The Company paid interest of $83,658, $269,676, and $328,413 during 1996, 1995 and 1994, respectively.

The Company issued 324,425 shares of common stock in 1996 for conversion of subordinated debentures totaling $3,244,250.

The Company issued 200,000 warrants in 1996 for professional services to be provided over a five year period valued at $512,000.

Fair value of financial instruments

During 1995, the Company adopted SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires, among other things, disclosures regarding the fair value of financial instruments and the assumptions made in determining their fair values, where practicable. The carrying amounts of the Company's financial instruments, including cash, short-term investments, short-term trade receivables and payables, and subordinated debentures, approximate their fair values.

3. INCOME TAXES AND TAX STATUS

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 1996 and 1995, and 1994, is as follows:

                                          1996          1995           1994
                                        ---------    -----------    -----------

Tax benefit at statutory rate           $(569,320)   $(1,294,894)   $(1,251,788)
State tax benefit                         (83,724)      (190,426)      (184,086)
Increase in valuation allowance           613,711      1,583,926      1,514,042
Other                                      39,333        (98,606)       (78,168)
                                        ---------    -----------    -----------
                                        $       0    $         0    $         0
                                        =========    ===========    ===========

The Company's deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of the Company's assets and liabilities at December 31, 1996 and 1995:

                                                          1996          1995
                                                      -----------   -----------
Current deferred taxes:
   Current deferred tax assets:
        Inventory obsolescence reserve                $   170,095   $   137,780
        Warranty reserve                                   15,440             0
        Allowance for doubtful accounts                    13,709         7,200
        Deferred revenue                                   11,369        36,501
        Related-party payables and accruals                 4,845         4,962
        Inventory capitalization                            4,231        49,978
                                                      -----------   -----------
                                                          219,689       236,421
        Less valuation allowance                         (216,212)     (229,759)
                                                      -----------   -----------
               Total current deferred tax assets      $     3,477   $     6,662
                                                      ===========   ===========

                                                          1996          1995
                                                      -----------   -----------
Noncurrent deferred taxes:
   Noncurrent deferred tax assets:
        Net operating loss carryforward               $ 3,856,108   $ 2,944,922
        Patent amortization and other                      16,783        11,321
                                                      -----------   -----------
                                                        3,872,891     2,956,243
        Less valuation allowance                       (3,811,601)   (2,868,209)
                                                      -----------   -----------
               Total noncurrent deferred tax assets        61,290        88,034

   Noncurrent deferred tax liabilities:
        Depreciation                                      (64,767)      (94,696)
                                                      -----------   -----------

Net noncurrent deferred income tax liability          $    (3,477)  $    (6,662)
                                                      ===========   ===========

The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income. The valuation allowance for deferred tax assets as of December 31, 1996 and 1995 was $4,027,813 and $3,097,968, respectively.

At December 31,1996, the Company had net operating loss carryforwards for income tax purposes of approximately $9,300,000 which expire from 2008 to 2011. The Company's ability to benefit from the net operating loss carryforwards could be limited under Section 382 of the Internal Revenue Code if ownership of the Company changes by more than 50%, as defined.

4. INVENTORIES:

Inventories consist of the following at December 31, 1996 and 1995:

                                                    1996               1995
                                                 -----------        -----------

Purchased materials                              $ 1,353,499        $ 1,751,527
Work in process                                      329,983            484,873
Finished goods                                       684,282            370,364
                                                 -----------        -----------
                                                   2,367,764          2,606,764
Less allowance for inventory
   obsolescence                                     (409,868)          (332,000)
                                                 -----------        -----------
                                                 $ 1,957,896        $ 2,274,764
                                                 ===========        ===========

5. PROPERTY AND EQUIPMENT, NET:

Property and equipment, at cost, consist of the following at December 31, 1996 and 1995:

                                                     1996              1995
                                                  -----------       -----------

Manufacturing and office equipment                $ 2,582,790       $ 1,761,565
Tools and dies                                        789,865           733,936
Leasehold improvements                                101,303            30,279
Furniture and fixtures                                 28,079            28,079
                                                  -----------       -----------
                                                    3,502,037         2,553,859
Less accumulated depreciation                      (1,985,352)       (1,460,590)
                                                 -----------        -----------
                                                  $ 1,516,685       $ 1,093,269
                                                  ===========       ===========

Depreciation expense related to property and equipment was $524,762, $477,907, and $353,427, in 1996, 1995, and 1994, respectively.

6. OTHER ASSETS

Other assets consist of the following at December 31, 1996 and 1995:

                                                      1996              1995
                                                    ---------         ---------

Prepaid consulting fees                             $ 366,939         $       0
Patents and copyrights                                289,033           261,181
Other assets                                            4,450             4,450
                                                    ---------         ---------
                                                      660,442           265,631
Less accumulated amortization                         (76,450)          (34,392)
                                                    ---------         ---------
                                                    $ 583,972         $ 231,239
                                                    =========         =========

Amortization of patents and copyrights was $42,058, $21,698, and $6,324, in 1996, 1995 and 1994, respectively.

7. RELATED-PARTY TRANSACTIONS:

Subordinated debentures

The components of the Company's long-term debt payable to related parties at December 31, 1996 and 1995, are as follows:

                                                            1996         1995
                                                         ----------   ----------

Subordinated debenture payable to a related
party, variable interest at prime (8.5 percent at
December 31, 1995)                                       $        0   $2,772,111

Subordinated debenture payable to a related
party, variable interest at prime (8.5 percent at
December 31, 1995)                                                0      252,144

Subordinated debenture payable to a related
party, variable interest at prime (8.5 percent at
December 31, 1995)                                                0      220,000
                                                         ----------   ----------
                                                                  0    3,244,255
Less current portion                                              0      216,018
                                                         ==========   ==========
                                                         $        0   $3,028,237
                                                         ==========   ==========

On April 12, 1996, the Company converted its long-term debt payable to related parties to 324,425 shares of common stock of the Company (See Note 11).

Building Lease

During March 1992, the Company entered into an operating lease arrangement with certain officers and shareholders of the Company for the office and manufacturing facility the Company currently occupies. The lease provided for a base monthly lease payment of approximately $20,240 through February 28, 1997, with a provision to extend at the option of the Company. In addition, the Company is required to pay all insurance, taxes, repairs and maintenance on the property. On December 29, 1995, the Company amended its lease agreement to provide for a base monthly lease payment of $16,867 retroactive to January 1, 1995. Effective January 1, 1996, the Company further negotiated its base monthly lease payment and amended its lease agreement to provide for a base monthly lease payment of $8,333.

Future minimum payments as of December 31, 1996 are as follows:

              1997             $16,667

Rent expense related to the above lease was $106,500, $215,551, and $258,662, for the years ended December 31, 1996, 1995 and 1994, respectively.

8. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK

In 1996, VTEL and one other reseller accounted for approximately 35% and 11% of total revenues, respectively. In 1995, VTEL and one other reseller accounted for approximately 12% and 10% of total revenues, respectively. In 1994, one reseller accounted for approximately 12% of total revenues.

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. VTEL and one other reseller accounted for approximately 43% of accounts receivable at December 31, 1996. The Company closely monitors extensions of credit and has never experienced significant credit losses.

9. COMMITMENTS

At December 31, 1996, the Company has commitments to purchase materials aggregating approximately $925,000 through 1997 from two suppliers. One of these suppliers is a single-source supplier of the Company's camera modules and accounted for approximately 21%, 23% and 20% of the Company's component purchases for the years ended December 31, 1996, 1995 and 1994, respectively. No other supplier accounted for more than 15% of the Company's component purchases in 1996, 1995, or 1994.

10. STOCK OPTIONS AND STOCK-BASED COMPENSATION PLANS

Nonplan Options

On February 1, 1993, the Company issued nonqualified options to purchase 189,746 shares of its common stock for $1.355 per share to certain key employees and a former director. These options were granted at an exercise price equal to the fair market value of the common stock at the date of grant, are immediately exercisable, and expire five years from the date of grant. On October 11, 1993, the Company issued nonqualified options to purchase 50,000 shares of its common stock for $5 per share to an officer. These options are immediately exercisable and expire ten years from the date of grant.

The following table summarizes activity related to these options for each of the three years ended December 31, 1996:

                                                                      Wtd. Avg.
                                                                      Exercise
                                                     Option Shares     Price
                                                     -------------    --------

Outstanding at December 31, 1993                       238,860         $2.12
          Forfeited                                     (4,480)         1.36
                                                       -------

Outstanding at December 31, 1994                       234,380          2.13
          Exercised                                    (78,041)         1.36
          Forfeited                                       (443)         1.36
                                                       -------

Outstanding at December 31, 1995                       155,896          2.52
          Exercised                                    (22,638)         1.36
          Forfeited                                        (43)         1.36
                                                       -------

Outstanding at December 31, 1996                       133,215         $2.72
                                                       =======

1993 Stock Plan

The Company adopted a stock plan in September 1993 (the "1993 Plan"). The 1993 Plan, as amended in 1996, provides for the grant of options and other Company stock awards, not to exceed 1,500,000 shares of common stock. The plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, bargain purchases of common stock, bonuses of common stock and various stock benefits or cash. Under terms of the plan, incentive stock options may not be granted at less than the fair market value of the common stock on the date of grant and expire no later than ten years after the date of grant. Nonqualified options could not be issued at an exercise price less than the fair value of the common stock through November 30, 1996. Thereafter, nonqualified options may be issued at not less than the par value of the common stock.

Options granted to employees under the 1993 Plan generally vest over zero to five years and are exercisable for a period of five years from the date the options become vested. Options granted to directors under the 1993 Plan are generally exercisable immediately and expire ten years from the date of grant. Options to purchase 1,195,225 shares of common stock were available for future grants under the 1993 Plan at December 31, 1996.

The following table summarizes activity under the 1993 Plan for each of the years ended December 31:

                                   1996                  1995                 1994
                             -----------------     ----------------      --------------
                                         Wtd.                 Wtd.                 Wtd.
                                         Avg.                 Avg.                 Avg.
                                         Ex.                  Ex.                  Ex.
                              Shares    Price       Shares   Price        Shares  Price
                             -----------------     ----------------      --------------
Outstanding at
   beginning of year         168,500    $ 7.07      27,500   $ 4.52      20,000   $5.00
Granted                      134,275     13.33     143,500     7.50       7,500   $3.25
Exercised                     (5,000)     3.25      (2,500)    3.25           0
Forfeited                       (500)    10.50           0                    0
                             -----------------     ----------------      --------------
Outstanding at
   end of year               297,275      9.96     168,500     7.07      27,500    4.52
                             =================     ================      ==============
Exercisable at
   end of year               256,875     10.05     140,500     7.16      27,500    4.52
                             =================     ================      ==============
Weighted average fair
   value of options
   granted                               $5.94                $3.25
                                     =========             ========

The Company's 1993 Stock Plan is accounted for under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with FASB Statement No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                                    1996               1995
                                               -------------      --------------

          Net Loss:  As Reported               $  (1,674,470)     $  (3,808,512)
                     Pro Forma                    (2,412,705)        (4,193,457)

Net Loss per Share:  As Reported               $       (0.17)     $       (0.43)
                     Pro Forma                         (0.25)             (0.48)

The options outstanding at December 31, 1996 have exercise prices between $5.00 and $13.875 and a weighted average remaining contractual life of approximately 8 years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1995 and 1996, respectively: risk free interest rates of 5.38% to 5.52% in 1995 and 6.04% to 6.78% in 1996, no expected dividend yields, expected lives of five years, and expected volatility of 40%.

In connection with its Regulation S offering (see Note 11), on April 12, 1996, the Company granted warrants to outside financial consultants to purchase an aggregate of 250,000 shares of common stock of the Company at an exercise price of $10.00 per share. The warrants are exercisable for a period of five years from the date of consummation of the offering. The warrants have an estimated fair market value of $2.56 per share, or $640,000 which is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.34%, no expected dividend yield, an expected life of two years, and expected volatility of 40%.

In July 1996, the Company retained Whale Securities Co., L.P. ("Whale") to serve as a financial consultant and advisor for a period of five years. As compensation for these services, the Company issued warrants to Whale and its designee for the purchase of 200,000 shares of the Company's common stock at an exercise price of $10.00 per share. The warrants are exercisable for a period of five years from the date of issuance and their estimated fair value of $2.56 per share or $512,000 is being amortized to expense over the term of the consulting agreement.

11. STOCK AUTHORIZATION AND ISSUANCE:

Preferred Stock

The Certificate of Incorporation of the Company authorizes the Board of Directors to issue up to 1,000,000 shares of preferred stock, $1.00 par value. No preferred shares have been issued or are outstanding.

Common Stock

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

The Company engaged outside financial consultants in connection with the Offering, and as compensation for their services, on April 12, 1996, the Company granted the consultants warrants to purchase an aggregate of 250,000 shares of common stock of the Company (see Note 10).

Also in connection with the Offering, certain related parties agreed to convert subordinated debentures of the Company at a value of $10.00 per share for an aggregate of 324,425 shares of common stock.

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

On July 16, 1996, the Company engaged a financial consultant for a period of five years, and as compensation for services, the Company granted the financial consultant warrants to purchase an aggregate of 200,000 shares of common stock of the Company (see Note 10).

12. QUARTERLY RESULTS OF OPERATIONS (Unaudited):

                          First Quarter   Second Quarter  Third Quarter   Fourth Quarter
                          -------------   --------------  -------------   --------------
Year ended December 31,
1996:
     Revenues, net         $ 1,537,689     $ 3,243,972     $ 2,433,652     $ 2,036,739
     Gross margin              518,888       1,173,194         943,925         628,948
     Operating expenses      1,160,717       1,365,869       1,281,587       1,659,184
     Interest expense           66,913           8,634               0               0
     Net loss                 (637,486)        (40,935)       (152,108)       (843,941)
     Loss per share              (0.07)           0.00           (0.02)          (0.08)

Year ended December 31,
1995:
     Revenues, net             319,606       1,003,398       1,616,328       1,002,326
     Gross margin              103,640         382,507         662,256         352,599
     Operating expenses      1,298,572       1,275,238       1,243,120       1,360,270
     Interest expense           89,217          89,217          89,217          10,135
     Net loss               (1,122,251)       (913,041)       (660,286)     (1,112,934)
     Loss per share              (0.13)          (0.10)          (0.08)          (0.12)

Year ended December 31,
1994:
     Revenues, net             210,535         248,116         468,672         300,476
     Gross margin              117,050         121,147         221,737         125,314
     Operating expenses        935,407       1,033,074       1,017,971       1,275,759
     Interest expense           69,196          68,944          95,300          91,240
     Net loss                 (761,859)       (859,503)       (818,343)     (1,242,024)
     Loss per share              (0.09)          (0.10)          (0.09)          (0.14)

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The directors and executive officers of the Company and their positions are listed below, followed by a brief description of their business experience during the past five years:

       Name              Age                     Position
-------------------    -------    ------------------------------------------

Jeffrey Parker           40       Chairman of the Board, Chief Executive
                                  Officer and President
Todd Parker              32       Vice President and Director
Stacie Parker Wilf       38       Secretary, Treasurer and Director
David F. Sorrells        38       Chief Technical Officer and Director
Cynthia Poehlman         30       Chief Accounting Officer
William L. Sammons       76       Director
Arthur G. Yeager         63       Director

Jeffrey Parker has been chairman of the board and chief executive officer of the Company since its inception and president of the Company since April 1993. From March 1983 to August 1989, Mr. Parker served as Executive Vice President and Sales Manager for Parker Electronics, Inc. ("Parker Electronics"), a joint venture partner with Carrier Corporation performing research development and marketing for the heating, ventilation and air conditioning industry.

Todd Parker has been vice president and a director of the Company since its inception. From January 1985 to August 1989, Mr. Parker served as General Manager of Manufacturing for Parker Electronics.

Stacie Parker Wilf has been the secretary and treasurer and a director of the Company since its inception. From January 1981 to August 1989, Ms. Wilf served as the Controller and Chief Financial Officer of Parker Electronics.

David F. Sorrells has been the chief technical officer of the Company since September 1996 and has been a director of the Company since January 1997. From June 1990 to September 1996, Mr. Sorrells served as Engineering Manager for the Company.

Cynthia Poehlman has been the chief accounting officer of the Company since January 1996, and controller of the Company since March 1994. From October 1991 until she joined the Company, Ms. Poehlman served as Audit Manager with Arthur Andersen, LLP, a public accounting firm.

William L. Sammons has been a director of the Company since October 1993. From 1981 to 1985, Mr. Sammons was President of the North American Operations of Carrier Corporation until he retired.

Arthur G. Yeager has been a director of the Company since December 1995. Mr. Yeager has been a sole practitioner of law specializing in patent, trademark and copyright laws since 1960. He has an office located in Jacksonville, Florida. Mr. Yeager provides legal services to the Company as its patent and trademark attorney.

Messrs. Jeffrey and Todd Parker and Ms. Stacie Parker Wilf are brothers and sister.

All directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers of the Company are elected annually by the board of directors and serve at the discretion of the board.

The Company enters into indemnification agreements with each of the directors and officers whereby the Company agrees to indemnify, and advance certain expenses to, each indemnitee to the fullest extent permitted by applicable law. The indemnification agreements will continue until and terminate upon the later of (i) the expiration of the statute of limitations applicable to any possible claim, or (ii) the final termination of all pending proceedings in respect of which the indemnitee is granted rights of indemnification or advancement of expenses or any proceeding commenced by the indemnitee. The Company also maintains director and officer liability insurance.

Messrs. Todd Parker, Arthur G. Yeager and William L. Sammons are members of the compensation committee of the board of directors and Messrs. Arthur G. Yeager and William L. Sammons are members of the audit committee of the board of directors.

The Company maintains keyman life insurance on the lives of Jeffrey Parker, Todd Parker, and David Sorrells in the amounts of $1,000,000, $1,000,000 and $1,500,000, respectively.

The Company has agreed that, until November 30, 1999, if so requested by Whale Securities Co., L.P. ("Whale"), it will nominate and use its best efforts to elect a designee of Whale as a director of the Company or, at Whale's option, as a non-voting advisor to the Company's board of directors. The Company's principal officers and directors have agreed to vote their shares of common stock in favor of such designee. Whale has not yet exercised its right to designate such a person and has indicated that it has no current intention to do so.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("ten percent stockholders") to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. ("NASD"). Executive officers, directors and ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended December 31, 1996, all filing requirements applicable to its executive officers, directors, and ten percent stockholders were fulfilled.

Item 10. Executive Compensation

The following tables summarize the cash compensation paid by the Company to each of the executive officers (including the Chief Executive Officer) who were serving as executive officers at the end of the fiscal year ended December 31, 1996, for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 1996, 1995 and 1994, options granted to such executive officers during the fiscal year ended December 31, 1996, and the value of all options granted to such executive officers at the end of the fiscal year ended December 31, 1996.

                           Summary Compensation Table

========================================================================
                                                            Long Term
                                                          Compensation
                                                       -----------------
                                          Annual             Awards
                                       Compensation    -----------------
                        Fiscal Year    --------------      Securities
 Name and Principal        Ended                           Underlying
      Position          December 31       Salary        Options/SARs (#)
---------------------  -------------   --------------  -----------------

Jeffrey Parker,            1996          $100,000            100,000
chief executive            1995           148,000             20,000
officer and                1994           135,500                  0
president (a)

Todd Parker, vice          1996            75,000                  0
president (b)              1995           145,000             20,000
                           1994           145,000                  0
========================================================================

(a) For the years ended December 31, 1996, 1995 and 1994, Jeffrey Parker voluntarily reduced his salary from $175,000 annually to $100,000, $148,000 and $135,500, respectively.

(b) For the year ended December 31, 1996, Todd Parker voluntarily reduced his salary from $145,000 annually to $75,000.

                      Option/SAR Grants in Last Fiscal Year

==============================================================================
                    Number of         % of Total
                    Securities        Options/SARs     Exercise
                    Underlying        Granted to       or Base
    Name           Options/SARs       Employees in      Price      Expiration
                     Granted          Fiscal Year     ($/share)       Date
--------------  -------------------  --------------   ----------   -----------

Jeffrey Parker       100,000             74.0%          $13.875     6/19/06

==============================================================================

             Aggregated Option/SAR Exercises in Last Fiscal Year and
                        Fiscal Year-End Option/SAR Values

==============================================================================
                     Number of Securities
                    Underlying Unexercised          Value of Unexercised
                    Options/SARs at Fiscal      In-the-Money Options/SARs at
                           Year-End                    Fiscal Year-End
                  ---------------------------   ------------------------------
     Name         Exercisable  Unexercisable     Exercisable    Unexercisable
----------------  -----------  --------------   -------------   --------------

Jeffrey Parker       170,000               0        $537,500              $0

Todd Parker           20,000               0        $112,500              $0

==============================================================================

Compensation of Directors

Directors who are also employees of the Company receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Non-employee directors receive a fee of $1,000 for each board meeting attended as well as reimbursement of reasonable expenses incurred in attending meetings.

1993 Stock Option Plan

In September 1993, the board of directors approved the Company's stock plan (the "Stock Plan") pursuant to which an aggregate of 500,000 shares of common stock have been reserved for issuance in connection with the benefits ("Benefits") available for grant. The Benefits may be granted in any one or in combination of the following: (i) incentive stock options, (ii) non-qualified stock options,
(iii) stock appreciation rights, (iv) restricted stock awards, (v) stock bonuses, (vi) other forms of stock benefit, or (vii) cash. Incentive stock options may only be granted to employees of the Company. Other Benefits may be granted to consultants, directors (whether or not any such director is an employee), employees and officers of the Company. In October 1996, the 1993 Stock Plan was amended to provide that a total of 1,500,000 shares of common stock may be issued in connection with the Benefits available for grant.

The Stock Plan is administered by the board of directors or, at their discretion, by a committee which is appointed by the board to perform such function. The board or such committee, as the case may be, within the limitations of the Stock Plan, determines, among other things, when to grant Benefits, the persons to whom Benefits will be granted, the number of shares for each Benefit, whether stock options granted are intended to be incentive stock options or non-qualified stock options, the duration and rate of exercise of each Benefit, the share purchase price and the manner of exercise, and whether restrictions such as repurchase rights by the Company are to be imposed on shares subject to Benefits.

In connection with incentive stock options, the exercise price of each incentive stock option may not be less than 100% of the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of an employee holding 10% or more of the outstanding stock of the Company). The aggregate fair market value of shares for which incentive stock options granted to any employee are exercisable for the first time by such employee during any calendar year (pursuant to all stock option plans of the Company and any related corporation) may not exceed $100,000. Non-qualified stock options may be granted at a price determined by the board or committee, but not less than the par value of the common stock. Stock options granted pursuant to the Stock Plan will expire not more than ten years from the date of grant (five years in the case of incentive stock options granted to persons holding 10% or more of the voting stock of the Company).

To date, 395,000 non-qualified stock options and 50,000 incentive stock options have been granted under the Stock Plan to directors of the Company. Non-qualified stock options were granted on November 18, 1993 to Mr. Sammons, director of the Company, and Mr. Bloch, former director of the Company, each to purchase 10,000 shares of common stock at an exercise price of $5.00 per share. In addition, stock options were granted on December 29, 1995 to Messrs. Sammons, Bloch, Jeffrey Parker and Todd Parker and Ms. Wilf to purchase an aggregate of 100,000 shares of common stock at an exercise price of $7.875 per share. On June 19, 1996, non-qualified options were granted to Mr. Jeffrey Parker to purchase 100,000 shares of common stock at an exercise price of $13.875 per share. On January 9, 1997, non-qualified stock options were granted to Messrs. Sammons, Yeager, Jeffrey Parker and Todd Parker and Ms. Wilf to purchase an aggregate of 175,000 shares of common stock at an exercise price of $11.875 per share. All non-qualified stock options granted to date expire ten years from the date of grant. Incentive stock options were granted on December 20, 1995 to Mr. Sorrells to purchase 16,500 shares of common stock at an exercise price of $6.625 per share. In addition, on January 9, 1997, incentive stock options were granted to Mr. Sorrells to purchase 33,500 shares of common stock at an exercise price of $11.875 per share. All incentive stock options granted to date vest over a five year period and expire five years from the date they first become exercisable.

In addition to the shares granted to directors of the Company, the Company has granted an aggregate of 150,775 incentive stock options under the Stock Plan to employees of the Company. These options are exercisable at prices ranging from $3.25 to $13.875 per share and expire five years from the date they first become exercisable. Of the 150,775 options granted, options for 63,775 shares were exercisable immediately and options for the remaining 87,000 vest over a four to five year period. To date, three holders of incentive stock options have exercised them and purchased an aggregate of 7,500 shares of common stock and options to purchase an aggregate of 500 shares of common stock have been forfeited.

Non-Plan Options

In February 1993, the Company granted options to purchase an aggregate of 189,746 shares of common stock to 22 employees, including options to purchase 31,323 shares to Steven Bloch, a former director of the Company. The options are fully vested and may be exercised at a price of $1.36 per share until February 1998. In addition, in October 1993, the Company granted options to purchase an aggregate of 50,000 shares of common stock to Jeffrey Parker. The options are fully vested and may be exercised until October 2003 at a price of $5.00 per share. None of these options were issued under a plan. To date, fourteen holders of these options have exercised all or a portion of them and purchased an aggregate of 100,329 shares of common stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the Company's common stock owned as of March 7, 1997 by (i) each person (including any "group") who is known by the Company to be the beneficial owner of more than five percent of the common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers of the Company as a group.

                                                                      Percent of
                                               Amount and Nature of     Class
Name and Address of Beneficial Owner             Beneficial Owner        (a)
------------------------------------           --------------------   ----------

Jeffrey Parker, 8493 Baymeadows Way,
     Jacksonville, FL  32256                       2,908,888 (b)(c)     28.4%
J-Parker Family Limited Partnership,
     409 S. 17th Street, Omaha, NE  68102          2,659,174 (c)        26.5%
Todd Parker, 8493 Baymeadows Way,
     Jacksonville, FL  32256                       1,072,755 (d)(e)     10.6%
T-Parker Family Limited Partnership,
     409 S. 17th Street, Omaha, NE  68102          1,040,255 (e)        10.4%
Stacie Parker Wilf, 8493 Baymeadows
     Way,  Jacksonville, FL  32256                 1,080,083 (f)(g)     10.7%
S-Parker-Wilf Family Limited
     Partnership, 409 S. 17th Street,
     Omaha, NE  68102                              1,047,583 (g)        10.4%
William Sammons, 8493 Baymeadows
     Way, Jacksonville, FL  32256                     57,000 (h)            *
Arthur G. Yeager, 112 W. Adams Street,
     Suite 1305, Jacksonville, FL  32202              12,700 (i)            *
David F. Sorrells, 8493 Baymeadows
     Way, Jacksonville, FL  32256                     17,308 (j)            *
Cynthia Poehlman, 8493 Baymeadows
     Way, Jacksonville, FL  32256                      8,000 (k)            *
Walter Scheuer and certain other persons
     and entities, c/o 635 Madison
     Avenue, New York, NY  10022                     657,100 (l)         6.6%
All officers and directors as a group
     (seven persons)                               5,156,734 (m)        49.6%

*     Less than 1%

a) Percentage includes all outstanding shares plus, for each person or group, any shares that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

b)    Includes 202,500 shares issuable upon immediately exercisable options.

c) J-Parker Family Limited Partnership is the record owner of 2,659,174 shares of common stock. Mr. Jeffrey Parker has sole voting and disposition power over the shares of common stock owned by the J-Parker Family Limited Partnership, as a result of which Mr. Jeffrey Parker is deemed to be the beneficial owner of such shares.

d)    Includes 32,500 shares issuable upon immediately exercisable options.

e) T-Parker Family Limited Partnership is the record owner of 1,040,255 shares of common stock. Mr. Todd Parker has sole voting and disposition power over the shares of common stock owned by the T-Parker Family Limited Partnership, as a result of which Mr. Todd Parker is deemed to be the beneficial owner of such shares.

f)    Includes 32,500 shares issuable upon immediately exercisable options.

g) S-Parker-Wilf Family Limited Partnership is the record owner of 1,047,583 shares of common stock. Ms. Parker Wilf has sole voting and disposition power over the shares of common stock owned by the S-Parker-Wilf Family Limited Partnership, as a result of which Ms. Parker Wilf is deemed to be the beneficial owner of such shares.

h)    Includes 55,000 shares issuable upon immediately exercisable options.

i)    Includes 12,500 shares issuable upon immediately exercisable options.

j)    Includes 17,308 shares issuable upon immediately exercisable options.

k)    Includes 8,000 shares issuable upon immediately exercisable options.

l) Mr. Scheuer and thirty-two other persons and entities have reported on Amendment #3 to Schedule 13D dated July 26, 1996, the beneficial ownership as a group of 657,100 shares of common stock. Of these shares, Mr. Walter Scheuer has sole voting and dispositive power over 90,000 shares of common stock and shares voting and dispositive power with other members of the group over 567,100 shares of common stock, representing 6.6% of the outstanding common stock. The other members of the group have reported sole or shared voting and dispositive power over varying amounts of the shares of common stock indicated in the table, but none claims beneficial ownership of 5% or more of the common stock on an individual basis.

m) Includes 352,308 shares of common stock issuable upon immediately exercisable options (see notes b, d, f, h, i, j and k above).

Item 12. Certain Relationships and Related Transactions

The Company leases its executive offices pursuant to a lease agreement dated March 1, 1992 with Jeffrey Parker and Barbara Parker. For the fiscal years ended December 31, 1996 and 1995, the Company incurred $106,500 and $215,551, respectively, in rental expense under the lease. In December 1995, the Company amended its lease agreement to provide for a base monthly lease payment of $16,867, reduced from $20,240 retroactive to January 1, 1995. On January 2, 1996, the Company again amended its lease agreement to provide for a base monthly lease payment of $8,333, reduced from $16,867. The Company believes that the terms of the lease are currently below market and are more favorable than could have been obtained from an unaffiliated third party.

The Company had a ten-year variable rate subordinated debenture for $2,772,111, payable to Barbara Parker with interest payments due quarterly through June 30, 1996, followed by quarterly payments of principal and interest through June 30, 2003. In December 1995, the Company amended the subordinated debenture to reduce the interest rate from prime plus 2.5% to prime, retroactive to January 1, 1995. For the year ended December 31, 1995, the Company paid interest totaling $228,699 to Barbara Parker. On April 12, 1996, Barbara Parker converted the entire principal amount due under the subordinated debenture into 277,211 shares of common stock at the then current market value and the subordinated debenture was canceled. Interest of $71,483 was paid by the Company to Barbara Parker during the period from January 1, 1996 to April 12, 1996.

The Company had a ten-year variable rate subordinated debenture for $252,144, payable to Jeffrey Parker with interest payments due quarterly through June 30,1996, followed by quarterly payments of principal and interest through June 30, 2003. The Company had a second ten-year variable rate subordinated debenture for $220,000, payable to Jeffrey Parker with interest payments due quarterly through December 31, 1996, followed by quarterly payments of principal and interest through December 31, 2003. In December 1995, the Company amended the subordinated debentures to reduce the interest rate from prime plus 2.5% to prime, retroactive to January 1, 1995. For the year ended December 31, 1995, the Company paid interest totaling $38,952 to Jeffrey Parker. On April 12, 1996, Jeffrey Parker converted the entire principal amount due under the two subordinated debentures into 47,214 shares of common stock at the then current market value and the subordinated debentures were canceled. Interest of $12,179 was paid by the Company to Jeffrey Parker during the period from January 1, 1996 to April 12, 1996.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

       Exhibit
        Number                              Description
     -------------     ---------------------------------------------------

         3.1 Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 of Registration Statement No. 33-70588-A).

         3.2 Bylaws (incorporated by reference from Exhibit 3.2 of Registration Statement No. 33-70588-A).

         4.1 Form of common stock certificate (incorporated by reference from Exhibit 4.1 of Registration Statement No. 33-70588-A).

         4.2 Form of underwriters' warrant agreement and warrant certificate attached as an exhibit thereto
                       (incorporated by reference from Exhibit 4.2 of Registration Statement No. 33-70588-A).

         4.3           Warrant agreement between Whale Securities Co., L.P.
                       and the Company dated July 16, 1996 (incorporated by reference from Exhibit 4.1 of Quarterly Report of Form 10-QSB for the quarterly period ended September 30,
                       1996).

         4.4 Warrant agreement between Frog Hollow Partners and the Company dated July 16, 1996 (incorporated by reference from Exhibit 4.2 of Quarterly Report of Form 10-QSB for the quarterly period ended September 30,
                       1996).

         10.1 Lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493
                       Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.1 of Registration Statement No. 33-70588-A).

         10.2 1993 Stock Plan, as amended (incorporated by reference from the Company's Proxy Statement dated October 1 ,1996).

         10.3 Stock option agreement dated February 1, 1993 between the Registrant and Steven Bloch
                       (incorporated by reference from Exhibit 10.8 of Registration Statement No. 33-70588-A).

         10.4 Employment agreement between the Registrant and Jeffrey Parker dated July 1, 1993 (incorporated by reference from Exhibit 10.11 of Registration Statement No. 33-70588-A).

         10.5 Employment agreement between the Registrant and Todd Parker dated July 1, 1993 (incorporated by reference from
                       Exhibit 10.12 of Registration Statement No.
                       33-70588-A).

         10.6 Stock option agreement dated October 11, 1993 between the Registrant and Jeffrey Parker
                       (incorporated by reference from Exhibit 10.13 of Registration Statement No. 33-70588-A).

         10.7 Form of indemnification agreement between the Registrant and each of the directors and officers of the Registrant (incorporated by reference from Exhibit 10.15 of Registration Statement No. 33-70588-A).

         10.8 First amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.21 of Annual Report on Form 10-KSB for the year ended
                       December 31, 1995)

         10.9 Second amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.1 of Quarterly Report of Form 10-QSB for the quarterly period ended March 31, 1996).

        10.10 Offshore securities subscription agreement dated April 10, 1996 between the Registrant and Banca del Gottardo (incorporated by reference from Exhibit 10.2 of Quarterly Report of Form 10-QSB for the quarterly period ended March 31, 1996).

        10.11 Purchase option agreement dated April 12, 1996 between the Registrant and Jack Ferraro
                       (incorporated by reference from Exhibit 10.3 of Quarterly Report of Form 10-QSB for the quarterly period ended March 31, 1996).

        10.12 Purchase option agreement dated April 12, 1996 between the Registrant and Jack Erlanger
                       (incorporated by reference from Exhibit 10.4 of Quarterly Report of Form 10-QSB for the quarterly period ended March 31, 1996).

        10.13 Securities subscription agreement dated April 22, 1996 between the Registrant and Hopewell Partners (incorporated by reference from Exhibit 10.9 of Quarterly Report of Form 10-QSB for the quarterly period ended March 31, 1996).

        10.14 Securities subscription agreement dated April 22, 1996 between the Registrant and Gaymark Associates (incorporated by reference from Exhibit 10.10 of Quarterly Report of Form 10-QSB for the quarterly period ended March 31, 1996).

        10.15          Consulting agreement between Whale Securities Co., L.P.
                       and the Company dated July 16, 1996, as amended (incorporated by reference from Exhibit 10.1 of Quarterly Report of Form 10-QSB for the quarterly period ended September 30, 1996).

        10.16 Third amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida.

         23.1          Consent of Arthur Andersen, L.L.P.

         27.1          Financial data schedule

(b) Reports on Form 8-K

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.

Date:  March 28, 1997                                   By : /s/ Jeffrey Parker
                                                             -------------------
                                                             Jeffrey Parker
                                                             President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Jeffrey Parker                                     Date: March 28, 1997
     ------------------
     Jeffrey Parker
     Chairman of the Board, Chief Executive
     Officer and President

By:  /s/ Todd Parker                                        Date: March 28, 1997
     ---------------
     Todd Parker
     Vice President and Director

By: /s/ Stacie Parker Wilf                                  Date: March 28, 1997
    ----------------------
      Stacie Parker Wilf
      Secretary, Treasurer and Director

By: /s/ Cynthia Poehlman                                    Date: March 28, 1997
    --------------------
      Cynthia Poehlman
      Controller and Chief Accounting Officer

By: /s/ William L. Sammons                                  Date: March 28, 1997
    ----------------------
      William L. Sammons
      Director

By: /s/ Arthur G. Yeager                                    Date: March 28, 1997
    --------------------
      Arthur G. Yeager
      Director

                                  Exhibit Index

        10.19 Third amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida.

        23.1            Consent of Arthur Andersen, L.L.P.

        27.1            Financial data schedule