Form 10QSB
period 1997-03-31
PARKERVISION INC
filed 1997-05-14
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, 20549

                                   Form 10-QSB
(Mark One)
       |x|        QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

       |_|        TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
              For the transition period from ___________to____________

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 1997, 10,068,854 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements


The accompanying unaudited financial statements of ParkerVision, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for the year ended December 31, 1996.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                                                                             March 31,
                                                                               1997                December 31,
                                 ASSETS                                     (unaudited)                1996
                                                                          ----------------      ------------------
CURRENT ASSETS:
    Cash and cash equivalents                                                 $ 2,237,766           $ 1,554,732
    Short-term investments                                                      4,994,267             3,987,149
    Accounts receivable, net of allowance for
        doubtful accounts of $18,221 and $33,033 at
        March 31, 1997 and December 31, 1996, respectively                        911,527             1,143,121
    Interest and other receivables                                                 87,155               142,374
    Inventories, net                                                            2,423,551             1,957,896
    Prepaid expenses                                                              445,125               306,511
    Deferred income taxes                                                           3,477                 3,477
                                                                          ----------------      ------------------
               Total current assets                                            11,102,868             9,095,260

LONG-TERM INVESTMENTS                                                           4,975,169             6,965,995

PROPERTY AND EQUIPMENT, net                                                     1,555,409             1,516,685

OTHER ASSETS, net                                                                 565,279               583,972
                                                                          ----------------      ------------------


               Total assets                                                   $18,198,725           $18,161,912
                                                                          ================      ==================


      The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                                                                                March 31,
                                                                                  1997               December 31,
                   LIABILITIES AND SHAREHOLDERS' EQUITY                        (unaudited)               1996
                                                                            ------------------    ------------------
CURRENT LIABILITIES:
    Accounts payable                                                           $  1,092,326          $    555,269
    Accrued expenses:
        Salaries and wages                                                          115,390               195,864
        Professional fees and other                                                 214,583               102,867
    Deferred revenue                                                                  8,878                27,396
                                                                            ------------------    ------------------
               Total current liabilities                                          1,431,177               881,396


DEFERRED INCOME TAXES                                                                 3,477                 3,477

COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 6)

SHAREHOLDERS' EQUITY:
    Preferred stock, $1 par value, 1,000,000 shares
       authorized, none issued or outstanding                                             0                     0
    Common stock, $.01 par value, 20,000,000 shares
       authorized, 10,068,854 and 10,032,604 shares issued
       and outstanding at March 31, 1997 and December
       31, 1996, respectively                                                       100,689               100,326
    Warrants outstanding                                                          1,152,097             1,152,360
    Additional paid-in capital                                                   25,622,621            25,392,608
    Accumulated deficit                                                         (10,111,336)           (9,368,255)
                                                                            ------------------    ------------------
               Total shareholders' equity                                        16,764,071            17,277,039
                                                                            ------------------    ------------------

               Total liabilities and shareholders' equity                      $ 18,198,725           $18,161,912
                                                                            ==================    ==================


        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                        -------------------------------------------
                                                                          March 31, 1997          March 31, 1996
                                                                        -------------------     -------------------
Revenues, net                                                                $ 2,096,888            $ 1,537,689
Cost of goods sold                                                             1,159,136              1,018,801
                                                                        -------------------     -------------------
         Gross margin                                                            937,752                518,888

Marketing and selling expenses                                                   774,875                466,935

Research and development expenses                                                695,576                341,249

General and administrative expenses                                              385,284                301,183

Nonrecoverable start-up and excess
         capacity costs                                                                0                 51,350

Interest expense to related parties                                                    0                 66,913

Interest income                                                                 (174,902)               (82,066)

Other expense, net                                                                     0                 10,810
                                                                        -------------------     -------------------

     Net loss                                                                $  (743,081)          $   (637,486)
                                                                        ===================     ===================

     Net loss per common and common
        equivalent share                                                     $     (0.07)          $      (0.07)
                                                                        ===================     ===================


        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                               -------------------------------------------
                                                                                      1997                   1996
                                                                               -------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $ (743,081)            $ (637,486)
   Adjustments to reconcile net loss to net cash used for
      operating activities:
      Depreciation and amortization                                                    136,196                100,881
      Provision for obsolete inventories                                                50,000                 70,451
      Changes in operating assets and liabilities:
       Decrease (increase) in accounts  receivable, net                                231,594               (539,055)
       Decrease in interest and other receivables                                       55,219                345,401
       Increase in inventories, net                                                   (515,655)              (120,103)
       Increase in prepaid expenses                                                   (138,614)               (28,081)
       Increase in other assets                                                        (22,762)                (9,245)
       Increase (decrease) in accounts payable and accrued expenses                    568,299                (77,173)
       Decrease in deferred revenue                                                    (18,518)               (53,389)
                                                                               -------------------    --------------------
         Total adjustments                                                             345,759               (310,313)
                                                                               -------------------    --------------------
         Net cash used for operating activities                                       (397,322)              (947,799)
                                                                               -------------------    --------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of investments                                                             0                      0
         Proceeds from maturity of investments                                       1,000,000                      0
         Purchase of property and equipment                                           (149,757)               (22,576)
                                                                               ------------------- -- --------------------
          Net cash provided by (used for) investing activities                         850,243                (22,576)

                                                                               -------------------    --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                                        230,113                 15,296
                                                                               -------------------    --------------------
              Net cash provided by financing activities                                230,113                 15,296
                                                                               -------------------    --------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                683,034               (955,079)

CASH AND CASH EQUIVALENTS, beginning of period                                       1,554,732              1,291,527
                                                                               -------------------    --------------------

CASH AND CASH EQUIVALENTS, end of period                                            $2,237,766            $   336,448
                                                                               ===================    ====================


        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.   ACCOUNTING POLICIES

     There have been no changes in accounting policies from those stated in the Annual Report on Form 10-KSB for the year ended December 31, 1996.

     Cash and Cash Equivalents. Cash and cash equivalents include overnight repurchase agreements totaling $1,769,000 and $1,108,000 at March 31, 1997 and December 31, 1996, respectively.


2.   LOSS PER SHARE

     Loss per share is determined based on the weighted average number of common shares assumed to be outstanding during each period. Common share equivalents are excluded from the calculation as their effect is anti-dilutive. The weighted average number of common shares assumed to be outstanding for the three month periods ended March 31, 1997 and 1996 is 10,041,746 and 8,803,119, respectively.


3.   INVENTORIES:

     Inventories consist of the following:


                                                                   March 31,          December 31,
                                                                      1997                1996
                                                                ---------------    -------------------
                  Purchased materials                                $1,639,528        $1,353,499
                  Work in process                                       378,208           329,983
                  Finished goods                                        833,006           684,282
                                                                ---------------    ---------------
                                                                      2,850,742         2,367,764
                  Less allowance for inventory obsolescence            (427,191)         (409,868)
                                                                ---------------    ---------------
                                                                     $2,423,551        $1,957,896
                                                                ===============    ===============

4.   SIGNIFICANT CUSTOMERS

     For the quarter ended March 31, 1997, Vtel Corporation ("VTEL") accounted for approximately 50% of total revenues. For the quarter ended March 31, 1996, VTEL and one other customer accounted for approximately 48% and 15% of total revenues, respectively.


5.   RELATED PARTY TRANSACTIONS

     Building lease

     During March 1992, the Company entered into an operating lease arrangement with certain related parties for the office and manufacturing facility the Company currently occupies. The initial lease term expired in February 1997, and the Company exercised its first of three five-year renewal options. The renewal option, as amended in February 1997, provides for a base monthly lease payment of $8,333 through August 31, 1997, increasing to a base monthly lease payment of no less than $23,376 thereafter.


6.   STOCK OPTIONS

     On January 9, 1997, nonqualified stock options were granted to Messrs. Sammons, Jeffrey Parker, Todd Parker and Arthur Yeager and Ms. Wilf to purchase an aggregate of 75,000 shares of common stock at an exercise price of $11.875 per share. These options vest immediately and expire ten years from the date of grant. In addition, a nonqualified stock option was granted to Mr. Jeffrey Parker on January 9, 1997 to purchase 100,000 shares of common stock at an exercise price of $11.875 per share. This option vests ratably over a five-year period and expires ten years from the date of grant. The Company also granted an incentive stock option to purchase 33,500 shares of common stock to Mr. David Sorrells, director and chief technical officer of the Company. This option vests ratably over five years and expires five years from the date it first becomes exercisable.

     In addition, on January 9, 1997, the Company granted incentive stock options to several employees to purchase an aggregate of 82,000 shares of common stock at an exercise price of $11.875 per share. Of the 82,000 shares granted, options for 26,000 shares vest immediately and the remaining 56,000 options vest ratably over four years. The options expire five years from the date they first become exercisable.

7.  CHANGE IN ACCOUNTING STANDARD

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share" which, when adopted, will replace the current methodology for calculating and presenting earnings per share. Under SFAS No. 128, primary earnings per share will be replaced with a presentation of basic earnings per share and fully diluted earnings per share will be replaced with diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share. The statement will be effective beginning in the Company's financial statements for the year ended December 31, 1997, including restatement of historical earnings per share presented in such financial statements. Management does not expect the impact of SFAS No. 128 to materially differ from the current presentation of earnings per share.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations for Each of the Three Month Periods Ended March 31, 1997 and 1996

Revenues

Revenues for the three months ended March 31,1997 were $2,096,888, as compared to $1,537,689 for the three months ended March 31, 1996. This increase of $559,199 is a result of an increase in the number of systems sold, as well as an increase in the average selling price per system.

The Company sold 342 systems during the three month period ended March 31, 1997, as compared to 269 systems for the three month period ended March 31, 1996. This increase in system sales is attributable to continued market acceptance of the CameraMan(R) systems.

The average selling price per system for the three months ended March 31, 1997 and 1996, was approximately $6,100 and $5,700, respectively. This increase of approximately $400 per system is due to a change in the mix of products sold.


Gross Margin

For the three month periods ended March 31, 1997 and 1996, gross margins as a percentage of sales were 44.7% and 33.7%, respectively. This increase is primarily due to price increases implemented on certain CameraMan(R) products during 1997 as well as reduced manufacturing overhead during the first quarter of 1997.

Marketing and Selling Expenses

Marketing and selling expenses were $774,875 for the three month period ended March 31, 1997, as compared to $466,935 for the same period in 1996. This increase of $307,940 is primarily due to an increase in advertising and personnel costs in order to promote the Company's studio product line and to expand distribution into international markets.


Research and Development Expenses

The Company's research and development expenses were $695,576 and $341,249 for the three month periods ended March 31, 1997 and 1996, respectively. This increase of $354,327 is primarily a result of increased personnel and related costs incurred in order to develop the Company's studio product line and continue development of the Company's wireless technology.


General and Administrative Expenses

For the three month periods ended March 31, 1997 and 1996, general and administrative expenses were $385,284 and $301,183, respectively. This increase of $84,101 is primarily a result of increased personnel costs and amortization of prepaid consulting fees.


Nonrecoverable Start-up and Excess Capacity Costs

For the three month periods ended March 31, 1997 and 1996, nonrecoverable start-up and excess capacity costs were $0 and $51,350, respectively. These costs represent labor and overhead cost incurred by the Company in excess of those directly or indirectly attributable to system production. By the third quarter of 1996, the Company began fully absorbing these costs into cost of goods sold and does not anticipate recognizing any excess capacity costs in 1997 or future periods.


Interest Expense

Interest expense represents interest on subordinated debentures payable to related parties. Interest expense was $0 and $66,913, for the three month periods ended March 31, 1997 and 1996, respectively. The decrease in interest expense is a result of the conversion of the subordinated debentures to common stock during the second quarter of 1996.

Interest Income

Interest income was $174,902 and $82,066 for the three month periods ended March 31, 1997 and 1996, respectively. Interest income primarily represents interest earned on the investment in U.S. government securities of a substantial portion of the proceeds from the Company's initial public offering and its subsequent non-registered offerings in 1996. The increase in interest income is due to the investment of the proceeds from the Company's 1996 offerings, offset somewhat by the Company's use of proceeds from maturing investments to fund operations during 1996 and 1997.


Backlog

As of March 31, 1997, the Company had a backlog of approximately $704,000, as compared to a backlog as of March 31, 1996 of approximately $1,900,000. Backlog consists of orders received which generally have a specified delivery schedule within three months of receipt. The substantial backlog at March 31, 1996 was a result of orders for the Company's newly released System II products which began shipping late in the first quarter of 1996.


Liquidity and Capital Resources

At March 31, 1997, the Company had working capital of $9,671,691, an increase of $1,457,827 from $8,213,864 at December 31, 1996. This increase in working capital is primarily due to the maturity of long-term investments during the first quarter of 1997.

The Company's principal source of liquidity at March 31, 1997 consisted of $7,232,033 in cash and short-term investments. Until the Company generates sufficient revenues from system sales, it will be required to continue to utilize this source of liquidity to cover the continuing expense of product development, marketing and sales, and general administration. The Company believes this source of liquidity will provide sufficient resources to meet its cash requirements for the next twelve months as well as on a longer-term basis.

                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings.  Not Applicable.


ITEM 2.  Changes in Securities.

Sales of Unregistered Securities

                                                                                                   If option,
                                                                                                   warrant or
                                                Consideration received and        Exemption       convertible
                                              description of underwriting or         from       security, terms
 Date of                          Number      other discounts to market price    registration    of exercise or
   sale      Title of security      sold          afforded to purchasers           claimed         conversion
----------- --------------------- ---------- ---------------------------------- --------------- -----------------
1/9/97      Options to purchase   290,500    Options granted - no               4(2)            Exercisable for
            common stock                     consideration received by                          periods lasting
            granted to                       Company until exercise                               from five to
            directors and                                                                        ten years from
            employees pursuant                                                                    the date of
            to stock option                                                                       grant at an
            plan                                                                                 exercise price
                                                                                                 of $11.875 per
                                                                                                     share

1/97 -      Common stock          10,000     Received proceeds of $13,550       4(2)            Options granted
3/97                                                                                            2/1/93,
                                                                                                exercisable
                                                                                                through 2/1/98
                                                                                                at an exercise
                                                                                                price of $1.355
                                                                                                per share

ITEM 3.  Defaults Upon Senior Securities.  Not applicable.


ITEM 4.  Submission of Matters to a Vote of Security Holders.  Not Applicable.


ITEM 5.  Other Information.  Not applicable.


ITEM 6.  Exhibits and Reports on Form 8-K.

         Exhibit 27.1  Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          ParkerVision, Inc.

                          Registrant


May 13, 1997              By: /s/ Jeffrey Parker
                             -------------------
                               Jeffrey Parker
                               Chairman, President and Chief Executive Officer


May 13, 1997              By: /s/ Cynthia Poehlman
                             ---------------------
                               Cynthia Poehlman
                               Chief Accounting Officer