Form 10QSB
period 1997-06-30
PARKERVISION INC
filed 1997-08-14
CIK 914139

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                Form 10-QSB
(Mark One)
    (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

    ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
           OF THE EXCHANGE ACT
          For the transition period from      to
                                         -----   ------

                       Commission file number 0-22904
                                              -------

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

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X No   .
                                                                      ---   ---
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes     No     .
                                                 ----    ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

    As of July 31, 1997, 10,187,626 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The accompanying unaudited financial statements of ParkerVision, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

    These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for the year ended December 31, 1996.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                                                                                         JUNE 30,
                                                                                           1997       DECEMBER 31,
                   ASSETS                                                              (UNAUDITED)        1996
                   ------                                                           --------------  ------------------

CURRENT ASSETS:
 Cash and cash equivalents.........................................................  $   4,413,726  $   1,554,732
 Short-term investments............................................................      1,997,012      3,987,149
 Accounts receivable, net of allowance for doubtful accounts of $45,815 and $33,033
  at June 30, 1997 and December 31, 1996, respectively............................      1,757,235      1,143,121
 Interest and other receivables....................................................        150,230        142,374
 Inventories, net..................................................................      2,365,265      1,957,896
 Prepaid expenses..................................................................        448,061        306,511
 Deferred income taxes.............................................................          3,477          3,477
                                                                                     -------------  -------------
    Total current assets...........................................................     11,135,006      9,095,260
                                                                                     -------------  -------------
LONG-TERM INVESTMENTS..............................................................      4,978,795      6,965,995
                                                                                     -------------  -------------
PROPERTY AND EQUIPMENT, net........................................................      2,021,273      1,516,685
                                                                                     -------------  -------------
OTHER ASSETS, net..................................................................        846,958        583,972
                                                                                     -------------  -------------
    Total assets...................................................................  $  18,982,032  $  18,161,912
                                                                                     -------------  -------------
                                                                                     -------------  -------------

            The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                                                                                        JUNE 30,
                                                                                          1997       DECEMBER 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                   (UNAUDITED)       1996
------------------------------------------------------------------------------------  -------------  -------------
CURRENT LIABILITIES:
  Accounts payable..................................................................  $   1,154,507  $     555,269
  Accrued expenses:
    Salaries and wages..............................................................        245,443        195,864
    Professional fees and other.....................................................        306,954        102,867
  Deferred revenue..................................................................         14,564         27,396
                                                                                      -------------  -------------
     Total current liabilities......................................................      1,721,468        881,396
                                                                                      -------------  -------------
DEFERRED INCOME TAXES...............................................................          3,477          3,477
                                                                                      -------------  -------------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, 1,000,000 shares authorized, none issued or
   outstanding......................................................................              0              0
  Common stock, $.01 par value, 20,000,000 shares Authorized, 10,147,590 and
   10,032,604 shares issued and outstanding at June 30, 1997 and December 31, 1996,
   respectively.....................................................................        101,476        100,326
  Warrants outstanding..............................................................      1,562,139      1,152,360
  Additional paid-in capital........................................................     25,972,540     25,392,608
  Accumulated deficit...............................................................    (10,379,068)    (9,368,255)
                                                                                      -------------  -------------
    Total shareholders' equity......................................................     17,257,087     17,277,039
                                                                                      -------------  -------------
    Total liabilities and shareholders' equity......................................  $  18,982,032  $  18,161,912
                                                                                      -------------  -------------
                                                                                      -------------  -------------

      The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                            STATEMENTS OF OPERATIONS

    (UNAUDITED)

                                                            THREE MONTHS ENDED JUNE
                                                                      30,               SIX MONTHS ENDED JUNE 30,
                                                           --------------------------  ---------------------------
                                                               1997          1996          1997           1996
                                                           ------------  ------------  -------------  ------------
Revenues, net............................................  $  4,007,472  $  3,230,387  $   6,087,429  $  4,762,262
Cost of goods sold.......................................     2,172,974     2,070,778      3,332,110     3,089,579
                                                           ------------  ------------  -------------  ------------
 Gross margin............................................     1,834,498     1,159,609      2,755,319     1,672,683

Marketing and selling expenses...........................     1,048,778       627,697      1,823,653     1,094,632

Research and development expenses........................       752,497       324,321      1,448,073       665,570

General and administrative expenses......................       469,093       360,266        837,446       655,635

Nonrecoverable start-up and excess capacity costs........             0        40,000              0        91,350

Interest expense to related parties......................             0         8,634              0        75,547

Interest income..........................................      (168,138)     (160,374)      (343,040)     (242,440)

Other expense, net.......................................             0             0              0        10,810
                                                           ------------  ------------  -------------  ------------
Net loss.................................................  $   (267,732) $    (40,935) $  (1,010,813) $   (678,421)
                                                           ------------  ------------  -------------  ------------
                                                           ------------  ------------  -------------  ------------
Net loss per common and common equivalent share..........  $      (0.03) $      (0.00) $       (0.10) $      (0.07)
                                                           ------------  ------------  -------------  ------------
                                                           ------------  ------------  -------------  ------------

                The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                           -------------------------  --------------------------
                                                               1997         1996          1997          1996
                                                           ------------  -----------  -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss................................................  $   (267,732) $   (40,935) $  (1,010,813) $  (678,421)
 Adjustments to reconcile net loss to net cash used for
  operating activities:
   Depreciation and amortization.........................       181,650      133,738        334,134      265,089
   Amortization of discounts on investments..............        (6,371)     (39,654)       (22,663)     (70,124)
   Provision for obsolete inventories....................        30,000      100,000         80,000      170,451
   Changes in operating assets and liabilities:
    Increase in accounts receivable, net.................      (845,708)  (1,229,150)      (614,114)  (1,768,205)
    (Increase) decrease in interest and other
      receivables........................................       (63,075)    (125,480)        (7,856)     219,921
    Decrease (increases) in inventories, net.............        28,286      393,011       (487,369)     272,908
    Decrease (increase) in prepaid expenses..............        79,036       (1,843)       (59,578)     (29,924)
    Increase in other assets.............................             0      (14,604)       (22,758)     (23,849)
    Increase in accounts payable and accrued expenses....       284,605      537,023        852,904      467,960
    Decrease in interest payable to related parties......             0            0              0       (8,110)
    Increase (decrease) in deferred revenue..............         5,686      (32,057)       (12,832)     (85,446)
                                                           ------------  -----------  -------------  -----------
     Total adjustments...................................      (305,891)    (279,016)        39,868     (589,329)
                                                           ------------  -----------  -------------  -----------
     Net cash used for operating activities..............      (573,623)    (319,951)      (970,945)  (1,267,750)
                                                           ------------  -----------  -------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investments.................................             0   (6,925,123)             0   (6,925,123)
 Proceeds from maturity of investments...................     3,000,000            0      4,000,000            0
 Purchase of property and equipment......................      (601,305)    (136,805)      (751,062)    (159,381)
                                                           ------------  -----------  -------------  -----------
     Net cash provided by (used for) investing
      activities.........................................     2,398,695   (7,061,928)     3,248,938   (7,084,504)
                                                           ------------  -----------  -------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock..................       350,888    8,211,044        581,001    8,226,340
                                                           ------------  -----------  -------------  -----------
     Net cash provided by financing activities...........       350,888    8,211,044        581,001    8,226,340
                                                           ------------  -----------  -------------  -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS..................     2,175,960      829,165      2,858,994     (125,914)

CASH AND CASH EQUIVALENTS, beginning of period...........     2,237,766      336,448      1,554,732    1,291,527
                                                           ------------  -----------  -------------  -----------
CASH AND CASH EQUIVALENTS, end of period.................  $  4,413,726  $ 1,165,613  $   4,413,726  $ 1,165,613
                                                           ------------  -----------  -------------  -----------
                                                           ------------  -----------  -------------  -----------

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

CASH AND CASH EQUIVALENTS. Cash and cash equivalents include overnight repurchase agreements totaling $2,633,000 and $1,108,000 at June 30, 1997 and December 31, 1996, respectively.

RECLASSIFICATIONS. Certain reclassifications have been made to the 1996 statements to conform to the 1997 presentation.

2. LOSS PER SHARE

Loss per share is determined based on the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents are excluded from the determination of the weighted average number of shares outstanding to the extent they are anti-dilutive. The weighted average number of common shares and common share equivalents outstanding for the three month periods ended June 30, 1997 and 1996 is 10,098,482 and 9,865,565, respectively. The weighted average number of common shares and common share equivalents outstanding for the six month periods ended June 30, 1997 and 1996 is 10,069,160 and 9,679,491, respectively.

3. INVENTORIES:

Inventories consist of the following:

                                                                                  JUNE 30, 1997  DECEMBER 31, 1996
                                                                                  -------------  -----------------
    Purchased materials........................................................   $ 1,639,007     $   1,353,499
    Work in process............................................................       373,992           329,983
    Finished goods.............................................................       767,135           684,282
                                                                                  -------------  -----------------
                                                                                     2,780,134         2,367,764
    Less allowance for inventory obsolescence..................................      (414,869)         (409,868)
                                                                                  -------------  -----------------
                                                                                   $ 2,365,265     $   1,957,896
                                                                                  -------------  -----------------
                                                                                  -------------  -----------------

4. SIGNIFICANT CUSTOMERS

For the three months ended June 30, 1997, Vtel Corporation accounted for approximately 50% of total revenues. For the three months ended June 30, 1996, Vtel and one other customer accounted for approximately 51% and 10% of total revenues, respectively.

For the six month period ended June 30, 1997, Vtel Corporation accounted for approximately 49% of total revenues. For the six months ended June 30, 1996, Vtel and one other customer accounted for approximately 50% and 12% of total revenues, respectively.

4. STOCK OPTIONS

On May 15, 1997, the Company issued incentive stock options under the 1993 stock plan to purchase an aggregate of 28,500 shares of its common stock for $15.125 per share to certain employees. These options were granted at an exercise price equal to fair market value of the common stock at the date of grant. These options vest either immediately or over a five year period and are exercisable for a period of five years from the date the options become vested.

Also on May 15, 1997, the Company issued nonqualified stock options under the 1993 stock plan to purchase 30,000 shares of its common stock for $15.125 per share to Todd Parker, a director and officer of the company. These options vest immediately and are exercisable for a period of ten years from the date of grant. The Company also issued nonqualified stock options under the 1993 stock plan to purchase 250,000 shares of its common stock for $15.125 per share to Mr. David Sorrells, a director and officer of the company. These options vest ten years from the date of grant and expire five years from the date the options become vested. The vesting of these options may be accelerated at the discretion of the Board of Directors.

Also on May 15, 1997, the Company issued nonqualified stock options under the 1993 stock plan to purchase an aggregate of 249,500 shares of its common stock for $15.125 per share to certain employees and an officer of the company. These options vest ten years from the date of grant and expire five years from the date the options become vested. The vesting of these options may be accelerated at the discretion of the Board of Directors. Pursuant to an employment agreement, the Company also issued nonqualified stock options to purchase an aggregate of 250,000 shares of its common stock for $15.125 per share to an employee of the company. These options were not issued under a plan, they vest ten years from the date of grant and expire five years from the date the options become vested. The vesting of these options may be accelerated at the discretion of the Board of Directors.

In May 1997, the company retained outside counsel to serve as a consultant and advisor for a period of five years. As compensation for these services, the Company issued nonqualified options to purchase 50,000 shares of common stock at an exercise price of $15.125 per share.

The options vest ratably over a five year period and expire five years from the date the options become vested. The estimated fair value of these options utilizing the Black-Scholes model is $8.20 per share or $410,000, which is being amortized to expense over the term of the consulting agreement.

    Options to purchase 296,725 shares of common stock were available for future grants under the 1993 stock plan at June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result", "management expects" or "Company expects", "will continue", "is anticipated", "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, including the timely development and acceptance of new products, sources of supply and concentration of customers. The Company has no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Results of Operations for Each of the Three and Six Month Periods Ended June 30, 1997 and 1996

REVENUES

Revenues for the three months ended June 30, 1997 were $4,007,472, as compared to $3,230,387 for the three months ended June 30, 1996. This increase of $777,085 is primarily a result of an increase in the average selling price per system.

The Company sold 694 systems during the three month period ended June 30, 1997, at an average selling price of approximately $5,800 per system. This compares to 682 system sales for the three month period ended June 30, 1996, at an average selling price of approximately $4,700 per system. This increase in selling price of approximately $1,100 per system is primarily due to a price increase implemented on certain product lines during 1997.

Revenues for the six months ended June 30, 1997 were $6,087,429, as compared to $4,762,262 for the six months ended June 30, 1996. This increase of $1,325,167 is a result of a 85 unit increase in the number of systems sold and a $900 increase in the average selling price per system from the six month period ended June 30, 1997 to the corresponding period in 1996.

GROSS MARGIN

For the three month periods ended June 30, 1997 and 1996, gross margins as a percentage of sales were 45.8% and 35.9%, respectively. This increase is primarily due to the price increases implemented on certain products during 1997.

For the six month periods ended June 30, 1997 and 1996, gross margins as a percentage of sales were 45.3% and 35.1%, respectively. This increase is primarily due to the increase in average selling price per system, as well as reduced manufacturing overhead during the first half of 1997.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses were $1,048,778 for the three month period ended June 30, 1997, as compared to $627,697 for the same period in 1996. This increase of $421,081 is primarily due to an increase in personnel, advertising, and trade show costs in order to promote the Company's future studio product line and to expand distribution into international markets.

For the six month periods ended June 30, 1997 and 1996, marketing and selling expenses were $1,823,653 and $1,094,632, respectively. The increase of $729,021 is also attributable to increases in personnel, advertising and trade show costs.

RESEARCH AND DEVELOPMENT EXPENSES

The Company's research and development expenses were $752,497 and $324,321 for the three month periods ended June 30, 1997 and 1996, respectively. This increase of $428,176 is primarily a result of increased personnel and related costs incurred in order to continue development of the Company's studio product line and wireless technology.

For the six month periods ended June 30, 1997 and 1996, research and development expenses were $1,448,073 and $665,570, respectively. This increase of $782,503 is primarily due to an increase in personnel and related costs.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three month periods ended June 30, 1997 and 1996, general and administrative expenses were $469,093 and $360,266, respectively. This increase of $108,827 is due to the amortization of prepaid consulting fees as well as an increase in administrative personnel and related costs.

For the six month periods ended June 30, 1997 and 1996, general and administrative expenses were $837,446 and $655,635, respectively. This increase of $181,811 is also attributable to the amortization of prepaid consulting fees and an increase in administrative personnel and related costs.

NONRECOVERABLE START-UP AND EXCESS CAPACITY COSTS

For the three month periods ended June 30, 1997 and 1996, nonrecoverable start-up and excess capacity costs were $0 and $40,000, respectively. For the six month periods ended June 30, 1997 and 1996, nonrecoverable start-up and excess capacity costs were $0 and $91,350, respectively. These costs represent labor and overhead costs incurred by the Company in excess of those directly or indirectly attributable to system production. By the third quarter of 1996, the Company began fully absorbing this cost into cost of goods sold and does not anticipate recognizing any excess capacity costs in 1997 or future periods.

INTEREST EXPENSE

Interest expense represents interest on subordinated debentures payable to related parties. Interest expense was $0 and $8,634 for the three month periods ended June 30, 1997 and 1996, respectively, and $0 and $75,547 for the six month periods ended June 30, 1997 and 1996, respectively. This decrease in interest expense is a result of the conversion of the subordinated debentures to common stock during the second quarter of 1996.

INTEREST INCOME

Interest income was $168,138 and $160,374 for the three month periods ended June 30, 1997 and 1996, respectively, and $343,040 and $242,440 for the six month periods ended June 30, 1997 and 1996, respectively. Interest income primarily represents interest earned on the investment of a substantial portion of the proceeds from the Company's initial public offering and its subsequent non-registered offerings in 1996. The increase in interest income is due to the investment of the proceeds from the Company's 1996 offerings, offset somewhat by the Company's use of proceeds from maturing investments to fund operations during 1996 and 1997.

BACKLOG

As of June 30, 1997, the Company had a backlog of approximately $144,000, as compared to a backlog as of June 30, 1996 of approximately $578,000. Backlog consists of orders received that generally have a specified delivery schedule within three months of receipt.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had working capital of $9,413,538, an increase of $1,199,674 from $8,213,864 at December 31, 1996. This increase in working capital is primarily due to the increase in cash and cash equivalents and an increase in inventories in preparation for production of the studio product line.

The increase in cash and cash equivalents is primarily due to the maturity of investments and the exercise of underwriter's warrants and employee stock options during 1997, offset somewhat by capital expenditures. During the first half of 1997, the Company issued 114,986 shares of common stock upon the exercise of employee options and warrants granted to the underwriters of its initial public offering consummated in 1993 for an aggregate of approximately $581,000. In addition, the Company incurred approximately $751,000 during the first half of 1997 for capital expenditures. These capital expenditures primarily represent the purchase of marketing trade show equipment, the purchase of computer and other equipment to support additional engineering, sales and marketing personnel, and costs incurred for the remodeling of the Company's facilities.

On July 22, 1997, the Company entered into an agreement with the IBM Corporation ("IBM") for the development, manufacture and marketing of wireless personal computer peripheral products under the IBM name, using the Company's wireless technology. As a result of this agreement, the Company anticipates increasing the personnel and other resources committed to its wireless research and development efforts. The Company has funded to date, and will continue to fund its research and development obligations from its working capital and long-term investments which the Company believes are adequate.

The Company's principal source of liquidity at June 30, 1997 consisted of $6,410,738 in cash and short-term investments. Until the Company generates sufficient revenues from product sales, it will be required to continue to utilize this source of liquidity to cover the continuing expense of product development, marketing and general administration. The Company believes its source of liquidity will provide sufficient resources to meet its cash requirements for the next twelve months as well as on a longer-term basis.

                           PART II--OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

    Not applicable.


ITEM 2. CHANGES IN SECURITIES

                         SALES OF UNREGISTERED SECURITIES

                                              CONSIDERATION RECEIVED
                                                        AND                    EXEMPTION       IF OPTION, WARRANT
                                           DESCRIPTION OF UNDERWRITING OR         FROM          OR CONVERTIBLE
               TITLE OF                    OTHER DISCOUNTS TO MARKET PRICE     REGISTRATION   SECURITY, TERMS OF
DATE OF SALE   SECURITY     NUMBER SOLD      AFFORDED TO PURCHASERS            CLAIMED         EXERCISE OR CONVERSION
------------  -----------  -------------- ---------------------------------  --------------- ------------------------

     5/15/97  Options to   808,000         Options granted--                 4(2)            Exercisable for
              purchase                     no consideration                                  periods lasting
              common                       received by                                       from five to ten
              stock                        Company until                                     years from the date of
              granted to                   exercise                                          grant at an
              directors                                                                      exercise price of
              and                                                                            $15.125 per share
              employees
              pursuant to
              stock
              option
              plans


     5/15/97  Options to   50,000          Consulting services               4(2)            Exercisable for a
              purchase                     valued at                                         period lasting
              common                       $410,000 to                                       five years from the
              stock                        be received                                       date the options
              granted to                   over a five                                       first become
              legal                        year term                                         vested; options
              consultant                   commencing May 15,                                vest ratably
              pursuant to                  1997                                              over five years
              stock                                                                          commencing May 15,
              option plan                                                                    1998 at an
                                                                                             exercise price of
                                                                                             $15.125 per share


  3/97--6/97  Common       44,716          Received                          4(2)            Underwriters
              stock                        proceeds of                                       warrants
                                           $288,982                                          granted
                                                                                             11/30/93
                                                                                             exercisable
                                                                                             through
                                                                                             11/30/98 at
                                                                                             an exercise
                                                                                             price of
                                                                                             $8.25 per
                                                                                             share


  3/97--6/97  Common      31,020            Received                         4(2)            Options
              stock                         proceeds of                                      granted
                                            $42,032                                          2/1/93,
                                                                                             exercisable
                                                                                             through
                                                                                             2/1/98 at
                                                                                             an exercise
                                                                                             price of
                                                                                             $1.355 per
                                                                                             share

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

           Exhibit
           Number                   Description
----------------------------------------------------------------

            27.1      Financial Data Schedule


    (b) No reports on Form 8-K were filed during the quarter ended June 30,1997.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ParkerVision, Inc.
                          REGISTRANT

August 13, 1997           By: /s/ Jeffrey Parker
                              --------------------
                               Jeffrey Parker
                               Chairman, President and Chief Executive Officer

August 13, 1997           By: /s/ Cynthia Poehlman
                             ---------------------
                              Cynthia Poehlman
                              Chief Accounting Officer