Form 10QSB
period 1997-09-30
PARKERVISION INC
filed 1997-11-14
CIK 914139

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB
(Mark One)
    (X)            QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

    ( )            TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                             OF THE EXCHANGE ACT
                For the transition period from ________to____________

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
                                                   ---     ---

                         APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 1997, 11,280,828 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                            PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


The accompanying unaudited financial statements of ParkerVision, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for the year ended December 31, 1996.

                                  PARKERVISION, INC.

                                    BALANCE SHEETS



                                                  September 30,
                                                      1997       December 31,
                   ASSETS                         (unaudited)        1996
                   ------                         -------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                        $ 8,853,693   $ 1,554,732
  Short-term investments                            10,242,246     3,987,149
  Accounts receivable, net of allowance for
    doubtful accounts of $40,954 and $33,033 at
    September 30, 1997 and December 31, 1996,
     respectively                                    1,081,093     1,143,121
  Interest and other receivables                        57,693       142,374
  Inventories, net                                   2,949,422     1,957,896
  Prepaid expenses                                     545,246       306,511
  Deferred income taxes                                  3,477         3,477
                                                   -----------    ----------
      Total current assets                          23,732,870     9,095,260
                                                   -----------    ----------


LONG-TERM INVESTMENTS                               13,001,289     6,965,995
                                                   -----------    ----------


PROPERTY AND EQUIPMENT, net                          2,399,543     1,516,685
                                                   -----------    ----------


OTHER ASSETS, net                                      796,933       583,972
                                                   -----------    ----------



      Total assets                                 $39,930,635   $18,161,912
                                                   ===========   ===========

         The accompanying notes are an integral part of these balance sheets.

                                  PARKERVISION, INC.

                                    BALANCE SHEETS

                                                  September 30,
                                                      1997       December 31,
   LIABILITIES AND SHAREHOLDERS' EQUITY            (unaudited)       1996
   ------------------------------------           -------------  ------------
CURRENT LIABILITIES:
  Accounts payable                                $    853,289   $   555,269
  Accrued expenses:
    Salaries and wages                                 184,526       195,864
    Professional fees and other                        383,437       102,867
  Deferred revenue                                       5,475        27,396
                                                  ------------   -----------
      Total current liabilities                      1,426,727       881,396
                                                  ------------   -----------


DEFERRED INCOME TAXES                                    3,477         3,477
                                                  ------------   -----------

COMMITMENTS AND CONTINGENCIES
  (Notes 4 and 5)

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, 1,000,000 shares
   authorized, none issued or outstanding                    0             0
  Common stock, $.01 par value, 20,000,000 shares
   authorized, 11,268,828 and 10,032,604 shares
   issued and outstanding at September 30, 1997
   and December 31, 1996, respectively                 112,688       100,326
Warrants outstanding                                 3,795,636     1,152,360
Additional paid-in capital                          45,533,696    25,392,608
Accumulated deficit                                (10,941,589)   (9,368,255)
                                                  ------------   -----------
      Total shareholders' equity                    38,500,431    17,277,039
                                                  ------------   -----------

      Total liabilities and shareholders' equity  $ 39,930,635   $18,161,912
                                                  ============   ===========

     The accompanying notes are an integral part of these balance sheets.

                                  PARKERVISION, INC.

                               STATEMENTS OF OPERATIONS

                                     (UNAUDITED)



                                          Three months ended             Nine months ended
                                            September 30,                  September  30,
                                       -------------------------    --------------------------
                                          1997           1996           1997           1996
                                       ----------     ----------    -----------     ----------

Revenues, net                          $2,887,216     $2,416,798    $ 8,974,645     $7,179,059
Cost of goods sold                      1,598,302      1,489,727      4,930,412      4,579,306
                                       ----------     ----------    -----------     ----------
  Gross margin                          1,288,914        927,071      4,044,233      2,599,753

Marketing and selling expenses            841,455        528,549      2,665,108      1,623,181

Research and development expenses         723,461        369,463      2,171,534      1,035,033

General and administrative expenses       519,566        366,721      1,357,012      1,022,355

Nonrecoverable start-up and
  excess capacity costs                         0              0              0         91,350

Interest expense to related parties             0              0              0         75,547

Interest income                          (233,047)      (185,554)      (576,087)      (427,994)

Other expense, net                              0              0              0         10,810
                                       ----------     ----------    -----------     ----------

  Net loss                             $ (562,521)    $ (152,108)   $(1,573,334)    $ (830,529)
                                       ==========     ==========    ===========     ==========

  Net loss per common and
   common equivalent share             $    (0.05)    $    (0.02)   $     (0.15)    $    (0.09)
                                       ==========     ==========    ===========     ==========


            The accompanying notes are an integral part of these statements.

                                 PARKERVISION, INC.

                              STATEMENTS OF CASH FLOWS

                                    (UNAUDITED)




                                                        Three months ended             Nine months ended
                                                           September 30,                 September  30,
                                                    ---------------------------   ---------------------------
                                                        1997           1996           1997           1996
                                                    ------------     ----------   ------------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                           $   (562,521)    $ (152,108)  $ (1,573,334)   $  (830,529)
 Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
   Depreciation and amortization                         169,775        130,419        503,909        395,508
   Amortization of discounts on investments              (24,204)       (37,069)       (46,867)      (107,193)
   Provision for obsolete inventories                     30,000         60,000        110,000        230,451
   Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable, net      676,142        754,861         62,028     (1,013,344)
    Decrease in interest and other receivables            92,537         31,070         84,681        250,991
    (Increase) decrease in inventories, net             (614,157)      (256,937)    (1,101,526)        15,971
    Increase in prepaid expenses                         (97,185)        (8,122)      (156,763)       (38,046)
    Increase in other assets                                   0         (4,003)       (22,758)       (27,852)
    (Decrease) increase in accounts payable
      and accrued expenses                              (285,652)       362,191        567,252        830,151
    Decrease in interest payable                               0              0              0         (8,110)
    (Decrease) increase in deferred revenue               (9,089)         6,605        (21,921)       (78,841)
                                                    ------------     ----------   ------------    -----------
      Total adjustments                                  (61,833)     1,039,015        (21,965)       449,686
                                                    ------------     ----------   ------------    -----------
      Net cash (used for) provided by operating
        activities                                      (624,354)       886,907     (1,595,299)      (380,843)
                                                    ------------     ----------   ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investments                             (16,243,524)             0    (16,243,524)    (6,925,123)
 Proceeds from maturity of investments                         0      2,137,958      4,000,000      2,137,958
 Purchase of property and equipment                     (498,020)      (534,828)    (1,249,082)      (694,209)
                                                    ------------     ----------   ------------    -----------
      Net cash (used for) provided by investing
        activities                                   (16,741,544)     1,603,130    (13,492,606)    (5,481,374)
                                                    ------------     ----------   ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock               21,805,865            476     22,386,866      8,226,816
                                                    ------------     ----------   ------------    -----------
      Net cash provided by financing activities       21,805,865            476     22,386,866      8,226,816
                                                    ------------     ----------   ------------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                4,439,967      2,490,513      7,298,961      2,364,599

CASH AND CASH EQUIVALENTS, beginning of period         4,413,726      1,165,613      1,554,732      1,291,527
                                                    ------------     ----------   ------------    -----------

CASH AND CASH EQUIVALENTS, end of period            $  8,853,693     $3,656,126   $  8,853,693    $ 3,656,126
                                                    ============     ==========   ============    ===========


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

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents include overnight repurchase agreements and U.S. Treasury money market investments totaling $8,440,598 and $1,108,000 at September 30, 1997 and December 31, 1996,
     respectively.

     RECLASSIFICATIONS. Certain reclassifications have been made to the 1996 statements to conform to the 1997 presentation.


2.   LOSS PER SHARE

     Loss per share is determined based on the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents are excluded from the determination of the weighted average number of shares outstanding to the extent they are anti-dilutive. The weighted average number of common shares and common share equivalents outstanding for the three month periods ended September 30, 1997 and 1996 is 10,500,720 and 10,022,967, respectively. The weighted average number of common shares and common share equivalents outstanding for the nine month periods ended September 30, 1997 and 1996 is 10,215,099 and 9,679,633,
     respectively.

3.   INVENTORIES:

     Inventories consist of the following:

                                                 September 30,     December 31,
                                                     1997             1996
                                                 -------------     ------------
     Purchased materials                           $1,814,888       $1,353,499
     Work in process                                  496,208          329,983
     Finished goods                                 1,075,009          684,282
                                                   ----------       ----------
                                                    3,386,105        2,367,764
     Less allowance for inventory obsolescence       (436,683)        (409,868)
                                                   ----------       ----------
                                                   $2,949,422       $1,957,896
                                                   ==========       ==========


4.  SIGNIFICANT CUSTOMERS

     For the three months ended September 30, 1997, Vtel Corporation accounted for approximately 16% of total revenues. For the three months ended September 30, 1996, two customers accounted for approximately 18% and 19% of total revenues, respectively.

     For the nine months ended September 30, 1997, Vtel Corporation accounted for approximately 38% of total revenues, respectively. For the nine month period ended September 30, 1996, Vtel Corporation and one other customer accounted for approximately 37% and 19% of total revenues, respectively.


5.  STOCK AND WARRANT ISSUANCE

     On September 5, 1997, the Company completed an offering of 900,000 shares of its common stock to overseas investors in a transaction pursuant to Regulation S of the Securities Act of 1933, as amended. The shares, which constituted approximately 8% of the Company's outstanding common stock on an after-issued basis, were sold at a price of $22.50 per share. After deducting discounts and offering costs of $1,257,500, the Company received net proceeds of $18,992,500.

     The Company engaged an outside financial consultant in connection with the Regulation S transaction, and as compensation for his services, on September 5, 1997, the Company granted the consultant warrants to purchase an aggregate of 180,000 shares of common stock of the Company at an exercise price of $22.50 per share. The warrants are exercisable for a period of five years from the date of consummation of the offering. The warrants have an estimated fair value using the Black-Scholes model of approximately $12.41 per share, or $2,233,620.

     On September 5, 1997, the Company sold 90,000 shares to three United States investors in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. These shares, which constituted approximately 0.8% of the Company's outstanding common stock on an after-issued basis, were also sold at a price of $22.50 per share and the Company received net proceeds therefrom of $2,025,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS
When used in this Form 10-QSB and in other filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result", "management expects" or "Company expects", "will continue", "is anticipated", "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, including the timely development and acceptance of new products, sources of supply and concentration of customers. The Company has no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.


RESULTS OF OPERATIONS FOR EACH OF THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

REVENUES
Revenues for the three months ended September 30, 1997 were $2,887,216, as compared to $2,416,798 for the three months ended September 30, 1996. The increase of $470,418 is primarily a result of an increase in the number of systems sold, offset somewhat by a decrease in the average selling price per system.

The Company sold 448 systems during the three month period ended September 30, 1997, as compared to 351 systems for the three month period ended September 30, 1996. The average selling price per system for the three months ended September 30, 1997 and 1996, was approximately $6,400 and $6,900, respectively. The increase in system sales is primarily attributable to increased sales in international markets as well as an increase in the number of units sold to Vtel Corporation when compared with the same quarter in 1996. The decrease in average selling price per system is due to differences in the mix of products sold. During the three month period ended September 30, 1997, approximately 8% of the systems sold were higher priced three-chip camera systems, compared to 17% for the comparable quarter in 1996.

Revenues for the nine months ended September 30, 1997 were $8,974,645, as compared to $7,179,059 for the nine months ended September 30, 1996. The increase of $1,795,586 is a result of a 182 unit increase in the number of systems sold and a $500 increase in the average selling price per system from the nine month period ended September 30, 1996 to the corresponding period in 1997.

GROSS MARGIN

For the three month periods ended September 30, 1997 and 1996, gross margins as a percentage of sales were 44.6% and 38.4%, respectively. For the nine month periods ended September 30, 1997 and 1996, gross margins as a percentage of sales were 45.1% and 36.2%, respectively. These increases are primarily due to price increases implemented on certain products during 1997, changes in the mix of products sold, and reductions in manufacturing overhead during 1997.


MARKETING AND SELLING EXPENSES

Marketing and selling expenses were $841,455 for the three month period ended September 30, 1997, as compared to $528,549 for the same period in 1996. The increase of $312,906 is primarily due to an increase in personnel, travel and trade show costs in order to promote the Company's future studio product line and to expand distribution into international markets.

For the nine month periods ended September 30, 1997 and 1996, marketing and selling expenses were $2,665,108 and $1,623,181, respectively. The increase of $1,041,927 is due to increases in personnel, travel, trade show and advertising costs related to the studio product line, international distribution, and promotion of the Company's Shot Director product which was introduced early in 1997.


RESEARCH AND DEVELOPMENT EXPENSES

The Company's research and development expenses were $723,461 and $369,463 for the three month periods ended September 30, 1997 and 1996, respectively. The increase of $353,998 is primarily a result of increased personnel and related costs for the development of the Company's CameraMan Studio product line and wireless technologies, as well as increases in depreciation expense as a result of capital expenditures for design and test equipment.

For the nine month periods ended September 30, 1997 and 1996, research and development expenses were $2,171,534 and $1,035,033, respectively. This increase of $1,136,501 is primarily due to an increase in personnel, product prototype expense, and depreciation expense required for development of the studio product line and the wireless technology.

GENERAL AND ADMINISTRATIVE EXPENSES

For the three month periods ended September 30, 1997 and 1996, general and administrative expenses were $519,566 and $366,721, respectively. This increase of $152,845 is primarily due to increases in the use of outside professional services, increases in administrative personnel and related costs, and the amortization of prepaid consulting fees.

For the nine month periods ended September 30, 1997 and 1996, general and administrative expenses were $1,357,012 and $1,022,355, respectively. This increase of $334,657 is also due to increases in professional services, administrative personnel and amortization of prepaid consulting fees.


NONRECOVERABLE START-UP AND EXCESS CAPACITY COSTS

For the nine month periods ended September 30, 1997 and 1996, nonrecoverable start-up and excess capacity costs were $0 and $91,350, respectively. No excess capacity costs were incurred for the three month periods ended September 30, 1997 and 1996. These costs represent labor and overhead costs incurred by the Company in excess of those directly or indirectly attributable to system production. The Company began fully absorbing such costs into cost of goods sold in the third quarter of 1996 and does not anticipate recognizing any excess capacity costs in 1997 or future periods.


INTEREST EXPENSE

Interest expense represents interest on subordinated debentures payable to related parties. These subordinated debentures were converted to common stock during the second quarter of 1996.

INTEREST INCOME

Interest income was $233,047 and $185,554 for the three month periods ended September 30, 1997 and 1996, respectively, and $576,087 and $427,994 for the nine month periods ended September 30, 1997 and 1996, respectively. Interest income primarily represents interest earned on the investment in U.S. government securities of a substantial portion of the proceeds from the Company's securities offerings in 1996 and 1997. The increases in interest income for the periods are due to the investment of the proceeds from the Company's Regulation S and private placement transactions during the third quarter of 1997.

BACKLOG

The Company had a backlog of approximately $382,000 at September 30, 1996 and 1997. Backlog consists of orders received which generally have a specified delivery schedule within three months of receipt.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had working capital of $22,306,143, an increase of $14,092,279 from $8,213,864 at December 31, 1996. This increase in working capital is primarily due to the increase in cash and short term investments resulting from the Company's Regulation S and private placements during the third quarter of 1997.

The Company's principal source of liquidity at September 30, 1997 consisted of approximately $19.1 million in cash, cash equivalents and short-term investments and approximately $13 .0 million in long-term investments from its Regulation S and private placements in 1996 and 1997. Until the Company generates sufficient revenues from system sales, it will be required to continue to utilize this source of liquidity to cover the continuing expense of product development, marketing and general administration. The Company believes its source of liquidity will provide sufficient resources to meet its cash requirements for the next twelve months as well as on a longer-term basis.


                             PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.


ITEM 2.   CHANGES IN SECURITIES

                                       Sales of Unregistered Securities
                                       --------------------------------

                                                                                          If option, warrant
                                          Consideration received and       Exemption        or convertible
                                        description of underwriting or       from         security, terms of
Date of                       Number    other discounts to market price   registration       exercise or
 sale     Title of security    sold         afforded to purchasers          claimed          conversion
--------------------------------------------------------------------------------------------------------------

9/5/97    Common stock         900,000  Received proceeds of              Regulation S    n/a
                                        $18,992,500, net of purchasers'
                                        discount of $1,215,000 and
                                        offering costs of $42,500

9/5/97    Warrants to          180,000  Warrants granted - no             4(2)            Exercisable for a
          purchase common               consideration received by                         period lasting five
          stock granted to an           Company until exercise                            years from the
          outside financial                                                               date of grant at an
          consultant in                                                                   exercise price of
          connection with                                                                 $22.50 per share
          Regulation S
          offering

9/5/97    Common stock          90,000  Received proceeds of              4(2)            n/a
                                        $2,025,000 with no discount to
                                        purchasers

7/97 -    Common stock         103,530  Received proceeds of $614,575     4(2)            Underwriters
9/97                                                                                      warrants granted
                                                                                          11/30/93
                                                                                          exercisable
                                                                                          through 11/30/98
                                                                                          at an exercise
                                                                                          price of $8.25 per
                                                                                          share

7/97 -    Common stock           9,808  Received proceeds of $13,290      4(2)            Options granted
9/97                                                                                      2/1/93,
                                                                                          exercisable
                                                                                          through 2/1/98 at
                                                                                          an exercise price
                                                                                          of $1.355 per
                                                                                          share


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

                  Exhibit
                  Number      Description
               -----------------------------------------------------------------
                   27.1       Financial data schedule


         (b) A report on Form 8-K was filed on September 22, 1997 related to the Company's September 5, 1997 Regulation S and private placements as disclosed in Note 5 to the Financial Statement contained in Item 1.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ParkerVision, Inc.
                                        Registrant



November 13, 1997                       By: /s/ Jeffrey Parker
                                           ---------------------------------
                                           Jeffrey Parker
                                           Chairman, President and Chief
                                           Executive Officer


November 13, 1997                       By: /s/ Cynthia Poehlman
                                           ---------------------------------
                                           Cynthia Poehlman
                                           Chief Accounting Officer