Form 10KSB40
period 1997-12-31
PARKERVISION INC
filed 1998-03-30
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 1O-KSB

(Mark One)         (X)   ANNUAL REPORT UNDER SECTION 13 or 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                 ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934
               For the transition period from ________to__________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X).

The Issuer's revenues for the fiscal year ended December 31, 1997, were $10,799,067.

As of March 2, 1998, the aggregate market value of the Issuer's Common Stock, $.01 par value, held by non-affiliates of the Issuer was approximately $124,034,850 (based upon $18.75 per share closing price on that date, as reported by the NASDAQ National Market).

As of March 2, 1998, 11,349,618 shares of the Issuer's Common Stock were outstanding.

Documents incorporated by reference: Portions of the definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held June 12, 1998 are incorporated by reference into Part III.

                                     PART I

Item 1. Description of Business

ParkerVision, Inc. (the "Company) is engaged in the design, development and marketing of the CameraMan(R) automated video camera control systems and CameraManSTUDIO(TM) automated production systems. The Company is also engaged in the research, development and marketing of a wireless radio-frequency ("RF") technology which the Company believes has potential applications in a wide variety of commercial and consumer markets. The Company was incorporated under the laws of the state of Florida on August 22, 1989.

CameraMan(R) Video Camera Control Systems

The Company's CameraMan(R) systems, first introduced in 1992, were developed to allow the creation of professional-quality video communication by non-professional video users at a reasonable cost. Certain systems include a proprietary "tracking" feature which allows a video user to appear in the video while also controlling the camera. In 1995, the Company introduced its second generation product, CameraMan(R) System II, ("System II"), which, unlike the original CameraMan(R) systems, incorporates a fully integrated professional quality single-chip imaging camera in the base unit. In 1996, the Company expanded its System II product line by integrating a three-chip camera into the base unit. The three-chip camera systems provide higher resolution, better color reproduction, improved optics, and more control over basic camera functions than the Company's single-chip systems.

The Company markets to certain educational and videoconferencing segments of the commercial markets where audiovisual solutions have become increasingly popular for communication, training, presentation, instructional and educational needs. The Company offers its System II products in a variety of application-specific packages designed for the distance education and videoconferencing markets.

In 1995, the Company entered into a joint product development agreement with VTEL Corporation ("VTEL"), whereby the CameraMan(R) products and certain VTEL products would be combined to create fully integrated videoconferencing systems. VTEL designs, manufactures and markets applications-oriented videoconferencing equipment and claims to hold a greater than fifty percent share of the education and healthcare markets. Sales of System II products to VTEL accounted for approximately 12%, 41%, and 40% of the Company's unit sales during 1995, 1996, and 1997, respectively.

All of the Company's revenues to date have been generated from its CameraMan(R) video camera control systems.

CameraManSTUDIO(TM) Automated Production Systems

In 1996, the Company introduced the concept of an automated audio/video production system designed specifically to meet the needs of studio production markets. Throughout 1996 and 1997, the Company continued development of this CameraManSTUDIO(TM) system, adding features and functionality based on customer feedback and potential target markets. CameraManSTUDIO(TM) is a professional, broadcast quality video production system that integrates video, audio, machine control and camera control functions into an intelligent single-operator station. The system was designed to allow organizations to economize their resources by maximizing their production capabilities. A single operator can control, in parallel, the production functions that traditionally require six to twelve individuals to operate.

The Company introduced certain segments of the studio product line during 1997 and began working with beta customers for testing of the product in late 1997 and early 1998. The Company anticipates a formal launch of its completed CameraManSTUDIO(TM) system at the National Association of Broadcasters tradeshow in April 1998.

Wireless RF Technology

In 1994, the Company began conducting research in wireless technologies for the purposes of enhancing its CameraMan(R) systems, and in 1995, the Company dedicated a specific engineering team to this effort. In 1996, the Company filed its first patent related to its research efforts and announced the development of a new wireless technology which the Company believes to be an improvement to other wireless technologies commercially available. In December 1997, the Company announced the invention of a universal direct conversion receiver chip, code named Eddie(TM), which the Company believes to represent a major breakthrough in wireless RF receiver technology. The Company believes its invention dramatically simplifies wireless RF receiver electronics and delivers a high level of performance at a low cost, relative to other currently available technology. The Company believes that its technology has the potential to benefit a wide range of products including home and cellular cordless telephones, pagers, garage door openers, toys, security systems, user input devices and peripherals for consumer electronics and personal computers, walkie/talkies, microphones, speakers, audio monitors, and other wireless communications devices.

In 1997, the Company entered into an agreement with the IBM Corporation ("IBM") for the development, manufacture and marketing, under IBM's name, of wireless personal computer peripheral products utilizing the Company's proprietary technology. Throughout 1997, the Company continued to work toward integrating its technology into integrated circuits ("IC"), resulting in the invention of the Eddie(TM) IC. In January 1998, IBM terminated its agreement with the Company prior to testing of the new universal direct conversion receiver IC.

In January 1998, the Company contracted with The Boeing Company ("Boeing"), an independent testing laboratory, to test its wireless technology. Boeing verified the Company's claims for the technology in a series of tests conducted in February 1998.

The Company plans to pursue strategic partnerships and OEM licensing agreements with third parties for the licensing and sale of this technology. The Company has not finalized any such arrangements at this time. No assurance can be given that the Company will be able to successfully commercialize its wireless technology.

Products

CameraMan(R) Video Camera Control Systems

The Company's CameraMan(R) System II product uses the CameraMan(R) base unit, a portable, computerized base which pans and tilts simultaneously to achieve fluid motion, into which is integrated a professional quality single-chip or three-chip imaging camera that provides the system camera control functions, such as auto-focus and auto-image control. The System II base unit includes an automatic tracking capability. Additional peripheral devices are available to control the automatic tracking functions and to remotely control base unit and camera functions. System II products are offered in a variety of application-specific packages.

For the distance education market, the Company offers Presenter and Student Camera systems. The Presenter system allows a presenter, or instructor, to wear a tracking device with built-in microphone, so that the camera will automatically follow the presenter's movements throughout a room. The Student system includes a student response feature allowing students to "raise their hands" electronically by pressing a locator button on a microphone. The camera will then automatically recall the student's location thereby providing educators and students with an "eye to eye" level of communication.

For the videoconferencing market, the Company offers a Personal Locator system. This system allows each videoconferencing participant to program his or her personal location preset and then recall that preset at the touch of a button on that individual's keypad. The system also includes a chairperson keypad with a "system lockout" functionality for meeting control.

For general purpose commercial applications where a high-quality, full-featured pan/tilt system is desired but tracking capability is not needed, the Company offers a General Pan/Tilt system. This system is field upgradable to all other application-specific systems and, as a result, is easily adaptable to distance education and videoconferencing applications.

All of the Company's single-chip application-specific packages are available in a VTEL-labeled product line. The basic difference between the VTEL-labeled product line and the Company's other product lines is the ability for the VTEL products to be integrated at the factory with select VTEL equipment.

CameraManSTUDIO(TM) Automated Production Systems

CameraManSTUDIO(TM) incorporates two or more CameraMan(R) single-chip or three-chip camera systems with additional audio, video and machine control functions and a graphical user interface and software based on a Microsoft(R) operating system to provide a fully-integrated PC-based production system with certain unique functionality. The system utilizes a proprietary "transition macro" technology which allows the system operator to build, revise and preview a production in storyboard fashion and then start and run the entire live or live-to-tape production with the click of one button. The system also allows the operator to manually pause or interrupt the automated production, as needed, for insertion of changes.

The CameraManSTUDIO(TM) product line includes additional peripheral systems which can enhance the overall system functionality. These systems include the CameraMan(R) ScriptViewer and Shot Director systems. The ScriptViewer system is a robotic, automated teleprompter system for CameraMan(R) cameras which integrates with, and is controlled by, the studio system. The Shot Director is a joystick controller which is compatible with both single-chip and three-chip camera systems and provides real-time camera control and setup functionality. The Shot Director allows an operator to control up to sixteen CameraMan(R) cameras.

Wireless RF Technology

The Company's wireless technology is incorporated into a universal direct conversion receiver IC, code named Eddie(TM). The Company believes Eddie(TM) provides a long-awaited building block for RF electronics - a single-stage, or direct RF down converter. Eddie(TM) supports broadly deployed transmitter communication formats and transmitter frequencies from 1 Megahertz (MHz) to 1 Gigahertz (GHz). The Company currently believes Eddie(TM) can efficiently receive most broadly deployed types of RF transmissions and process them down to an optimized baseband signal in a single step with minimal distortion. In addition, the Company believes Eddie(TM) is capable of signal bandwidths up to 3 MHz, consumes less power, and costs less than the current RF electronics that it replaces.

The Company expects future enhancements to its RF receiver technology to provide operational frequencies up to several Ghz and performance characteristics that exceed commercially available RF electronics that the Company is aware of.

Marketing and Sales

CameraMan(R) Video Camera Control Systems

The CameraMan(R) Systems are currently marketed to educators and corporate professionals who make use of audiovisual and telecommunications systems in distance education and videoconferencing. In the education market, the Company targets universities, colleges, primary schools, hospitals/clinics, and corporate/government training facilities. The Company believes telecommunications technologies are a trend in education resulting in teaching programs which are more accessible, more cost-effective per student and more timely. In the videoconferencing market, the Company targets corporations who are utilizing on-site videoconferencing rooms for long-distance training and communication among corporate personnel, customers, clients and suppliers.

System sales are directed by an internal sales staff and a network of authorized audiovisual products dealers, telecommunication dealers and systems integrators who design and specify audiovisual equipment of various manufacturers. In addition, the Company seeks national account sales arrangements, such as the program with VTEL, for specific applications and targeted commercial markets. The majority of the Company's authorized dealers are located throughout the United States and Canada. During 1997, the Company began expanding its audiovisual dealer network to include certain international markets, primarily Asia.

The Company currently supports its distribution channels with marketing programs to promote its products. These include targeted trade advertising, lead generation/fulfillment, tradeshow attendance and live demonstration facilities. In addition, the Company provides training of its dealers' and national accounts' sales, support and installation personnel.

The Company's reseller network accounted for approximately 64% of the Company's revenues in 1997 and 1996, and approximately 88% of the Company's revenues in 1995. Vtel accounted for approximately 35%, 35% and 12% of the Company's revenues in 1997, 1996 and 1995, respectively. In 1996, an audiovisual reseller, TeleMeasurements, Inc., accounted for approximately 11% of the Company's revenues, and in 1995, Video Images, another of the Company's resellers, accounted for approximately 10% of the Company's revenues.

CameraManSTUDIO(TM) Automated Production Systems

The Company plans to target various segments of the studio audio/video production industry including broadcast and cable networks/stations, independent studios and corporate, education, healthcare, government and religious studios. System sales will be largely directed by the Company's own sales staff. In the broadcast and cable network segments, customers generally have in-house engineering staff for design and installation of the production environment. In the industrial sector, which includes independent studios, corporate, education, healthcare, government and religious studios, the Company plans to partner with certain of its existing resellers to provide these design and installation services to the customer. The Company is currently focusing its marketing efforts on targeted trade advertising, tradeshow attendance and live demonstration facilities.

Wireless RF Technology

The Company's business strategy with regard to the wireless technology is to pursue strategic partnership and OEM licensing arrangements. The Company intends to market its technology to semiconductor companies that wish to make their own custom and/or standardized ICs, to wireless product companies that wish to incorporate the technology into their own products, and to companies that create RF system designs for others. The Company may also consider additional strategies for marketing its technology including, but not limited to, (i) contracting with a foundry to manufacture IC's which the Company could then sell directly to product companies for incorporation into products, (ii) entering into joint product development arrangements for the development of specific products utilizing the wireless technology, and (iii) developing and marketing its own wireless RF products. Currently, the Company has not finalized any formal arrangements for the sale or licensing of its wireless technology.

Competition

CameraMan(R) Video Camera Control Systems

The markets for videoconferencing and distance education systems are continually evolving due to customer demand to achieve "just like being there" effective communications. The Company is aware of certain other companies which have commercialized or developed technologies and products which are competitive with certain functions of the CameraMan(R) systems.

Various manufacturers of pan/tilt heads compete with the Company's products. Some of these pan/tilt heads have limited preset location capabilities, but they offer no tracking capabilities and must be operated manually. Some of the above mentioned products sell for substantially more than the CameraMan(R) system while others sell at prices similar to, or less than, that of the CameraMan(R) system, but offer limited functions.

Both Canon and Sony offer systems with certain automatic tracking capabilities. The Canon system requires integration of third party software and a personal computer with specific video hardware in order to perform certain tracking functions. The Sony system offers a visual/color-tracking technology embodied within their camera. While the Canon and Sony systems are offered at prices similar to, or less than, the CameraMan(R) system, the Company believes these systems have a significantly lower level of performance than the CameraMan(R) system and do not have the application-specific flexibility that is incorporated with the Company's products.

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

CameraManSTUDIO(TM) Automated Production Systems

A traditional audio/video production environment involves the coordination of multiple operators who independently operate various pieces of equipment in parallel to achieve audio, video, machine and camera control functions. The Company is not aware of any competitors who currently offer a system solution which integrates audio, video, machine control and camera control through a single interface and also provides the technology to allow these functions to operate automatically and in parallel. The Company believes the studio production industry is highly competitive and intends to compete based on the acquisition of patents on its proprietary "transition macro" technology and continued enhancements of its system to offer users more automation and functionality than its competitors.

Wireless RF Technology

Traditional RF receiver electronics involve complex designs which require a high degree of precision in order to achieve an acceptable degree of reliability. The Company believes its technology simplifies the design requirements and decreases the level of precision necessary, while achieving equal or better results. In addition, the Company believes it can provide these improvements at a lower cost than currently available. The Company is able to achieve this improvement over current RF receiver electronics via its direct receiver technology which can be integrated into an IC which receives RF transmissions and processes them down to an optimized baseband signal in a single step with minimal distortion and low power usage. The Company is not aware of any competitors who are able to provide this single step conversion process with the performance characteristics of the Company's technology. The Company believes its RF receiver technology will compete with the current providers of traditional RF technology based on cost, reliability, low power usage, enhanced operating performance and increased design simplicity.

Production and Supply

The Company engages in assembly operations for its CameraMan(R) and CameraManSTUDIO(TM) systems at its facility in Jacksonville, Florida. The Company's operations involve the inspection of each component, assembly of the system's electronic circuitry and other components, a series of quality specification measurements, and various other computer, visual and physical tests, including product field testing to certify final performance specifications. The Company believes that it has sufficient production capacity to satisfy increased demand for these systems for the foreseeable future. The Company obtains all of its component parts, including standard electronic components and specially designed components, from third-party manufacturers. The Company currently purchases all of its requirements of specially designed component parts from single-source suppliers. The Company owns the design and dies for such components and believes that alternative sources of supply for such components are available.

For the years ended December 31, 1997, 1996 and 1995, one supplier accounted for approximately 40%, 21%, and 23%, respectively of the Company's component purchases. This supplier is a single-source supplier of the Company's camera modules for System II. The Company maintains a six to twelve month inventory of this component. An alternative source of supply for this component would require modifications to the existing system. No other supplier accounted for more than 15% of the Company's component purchases in 1997, 1996 or 1995.

At December 31, 1997, the Company had commitments to purchase camera modules from its single-source supplier and other parts from a non sole-source supplier totaling approximately $500,000 through 1998. The Company is substantially dependent on the ability of its suppliers, among other things, to satisfy performance and quality specifications and dedicate sufficient production capacity for components within scheduled delivery times. The Company does maintain purchase contracts with its major suppliers of studio components. The Company purchases other system components pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by the Company's suppliers in supplying necessary components to the Company would adversely affect the Company's ability to obtain and deliver products on a timely and competitive basis. The Company endeavors to mitigate the potential adverse effect of supply interruptions by carefully qualifying vendors on the basis of quality and dependability, and by maintaining an inventory of certain components, but there can be no assurances that such components will be readily available when needed.

The Company's sales cycle generally is from one to eighteen months while the period from execution of a customer's purchase order to delivery of a CameraMan(R) system is typically three to five weeks. The Company attempts to forecast orders and to purchase long lead-time components in advance of receipt of purchase orders to permit it to provide deliveries of completed systems within its standard three to five week delivery period. At December 31, 1997, the Company maintained an inventory of standard electronic and other system components of $1,948,581. Substantially all of the Company's systems are delivered to customers by common carrier.

The Company offers a one-year limited warranty on its camera products covering defects in workmanship and materials. During the warranty period the Company will replace parts and make repairs to system components at its expense. The Company records a reserve for future warranty costs at the time of sale. To date, the Company has not incurred any significant warranty expense. The Company plans to offer a 90-day limited warranty on its studio products covering defects in workmanship and materials, including software bugs. Additional service contracts covering hardware repair as well as software support and upgrades will be offered for sale to the customer.

Patents and Trademarks

The Company holds twelve United States patents and five foreign patents covering certain tracking functions and methods for controlling the field of view in an automatic tracking camera system. The Company has applied for several additional United States and foreign patents relating to its camera and studio systems and wireless technology. The Company promotes the ParkerVision and CameraMan trademarks in connection with its marketing activities and holds United States trademark registrations for such marks. In addition, the Company has applied to register other trademarks, including CameraManSTUDIO(TM) and Eddie(TM).

Government Regulation

The Company utilizes wireless communications both in its CameraMan(R) and CameraManSTUDIO(TM) systems and in its new wireless technology. These wireless communications utilize infrared and radio frequency technology which is subject to regulation by the Federal Communications Commission ("FCC"). The Company has obtained, or is in the process of obtaining, all licenses and approvals necessary for the operation of its products. There can be no assurance that, in the future, the Company will be able to obtain required licenses or that the FCC will not require the Company to comply with more stringent licensing requirements. Failure or delay in obtaining required licenses would have a material adverse effect on the Company. In addition, expansion of the Company's operations into certain foreign markets may require the Company to obtain additional licenses for its products. Amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into foreign jurisdictions, could require the Company to alter methods of operations at costs that could be substantial, which could have an adverse effect on the Company. There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable laws and regulations and licensing requirements.

Research and Development

For the past two years, the Company's principal efforts have been devoted to the development of CameraManSTUDIO(TM) and the research and development of its wireless RF technology. The Company has contemplated the development of a consumer version of the CameraMan(R) system and has conducted market and technology research for such a system. The Company is no longer dedicating substantial research and development resources to this project as the Company believes it has developed other products and technologies which are more appropriate for the Company to pursue than the consumer CameraMan(R) system.

For the fiscal years ended December 31, 1997 and 1996, the Company expended approximately $3,296,000 and $1,483,000, respectively, on research and development.

Employees

As of December 31, 1997, the Company had eighty-eight full-time employees, of which thirty-one are employed in manufacturing, twenty-five in engineering research and development, twenty-two in sales, support and marketing, and ten in finance and administration. None of the Company's employees are represented by a labor union. The Company considers its employee relations satisfactory.

Item 2. Description of Property

The Company's executive offices and assembly operations are located in approximately 33,000 square feet of leased space on three acres of land in Jacksonville, Florida, pursuant to a lease agreement with Jeffrey Parker, Chairman of the Board, Chief Executive Officer and President of the Company, and Barbara Parker, Mr. Parker's mother. The initial lease term expired in February 1997, and the Company exercised its first of three five-year renewal options. The lease is on a triple net basis and currently provides for a base monthly rental payment of $24,288 through February 2002.

The Company believes that its manufacturing facility is adequate for its current and reasonably foreseeable future needs. The Company believes that additional physical capacity at its current facility will accommodate expansion, if required.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on November 7, 1997. The stockholders elected Messrs. Jeffrey Parker, Todd Parker, David Sorrells, William Sammons and Arthur Yeager and Ms. Stacie Wilf as directors. The following is a tabulation of votes cast for and against and abstentions for each director:

                                   Votes Cast
                            ------------------------
        Name                      For      Against     Abstentions
--------------------------------------------------------------------
Jeffrey Parker                 9,063,667    64,600          0
Todd Parker                    9,063,667    64,600          0
David Sorrells                 9,063,667    64,600          0
William Sammons                9,063,667    64,600          0
Arthur Yeager                  9,063,667    64,600          0
Stacie Wilf                    9,063,667    64,600          0

At this meeting, the stockholders also approved a proposal to amend the 1993 Stock Plan to increase from 1,500,000 to 2,000,000 the number of shares of common stock reserved for issuance under the Plan. On the matter of approving the amendment, 8,713,489 votes were cast in favor, 90,999 votes were cast against and 4,429 votes abstained. There were 319,350 broker non-votes.

Executive Officers of the Registrant

Jeffrey Parker, age 41, has been Chairman of the Board and Chief Executive Officer of the Company since its inception and President of the Company since April 1993. From March 1983 to August 1989, Mr. Parker served as Executive Vice President and Sales Manager for Parker Electronics, Inc. ("Parker Electronics"), a joint venture partner with Carrier Corporation performing research, development and marketing for the heating, ventilation and air conditioning industry.

Stacie Parker Wilf, age 39, has been the Secretary and Treasurer and a director of the Company since its inception. From January 1981 to August 1989, Ms. Wilf served as the Controller and Chief Financial Officer of Parker Electronics.

David F. Sorrells, age 39, has been the Chief Technical Officer of the Company since September 1996 and has been a director of the Company since January 1997. From June 1990 to September 1996, Mr. Sorrells served as Engineering Manager for the Company.

Cynthia Poehlman, age 31, has been the Chief Accounting Officer of the Company since January 1996, and Controller of the Company since March 1994. From October 1991 until she joined the Company in 1994. Ms. Poehlman served as Audit Manager with Arthur Andersen LLP.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is traded under the symbol (PRKR) on the Nasdaq National Market ("Nasdaq"), which is the principal market for the common stock. Listed below is the range of the high and low bid prices of the common stock for the last two fiscal years, as reported by Nasdaq. The amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not necessarily represent the prices of actual transactions.

                                                  High          Low
                                            -------------   -------------
Fiscal year ending December 31, 1996:
     First quarter                              $11.125       $ 6.500
     Second quarter                              17.500        10.625
     Third quarter                               13.750         9.125
     Fourth quarter                              15.375        10.500

Fiscal year ending December 31, 1997:
     First quarter                               17.375        11.750
     Second quarter                              21.250        12.625
     Third quarter                               32.125        18.500
     Fourth quarter                              31.500        15.125


Holders

As of March 2, 1998, there were 94 holders of record. The Company believes there to be approximately 2,100 beneficial holders of the Company's common stock.

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

Sales of Unregistered Securities

                                                                                                            If option, warrant or
                                                         Consideration received and                         convertible security,
                                                        description of underwriting or    Exemption from            terms
                                                         other discounts to market        registration         of exercise or
Date of sale    Title of security      Number sold       price afforded to purchasers        claimed             conversion
-----------------------------------------------------------------------------------------------------------------------------------
10/97 - 12/97   Common stock              12,600      Received proceeds of $103,950          4(2)         Underwriters warrants
                                                                                                          granted  11/30/93
                                                                                                          exercisable   through
                                                                                                          11/30/98 at an exercise
                                                                                                          price of $8.25 per share

10/97 - 12/97   Common stock              31,979      Received proceeds of $43,332         Rule 701       Options granted  2/1/93,
                                                                                                          exercisable through
                                                                                                          2/1/98 at an exercise
                                                                                                          price of $1.355 per share

11/17/97        Options to purchase       42,500      Options granted - no consideration     4(2)         Exercisable for periods
                common stock granted                  received by Company until exercise                  lasting five years from
                to employees pursuant                                                                     the date the options
                to stock option plans                                                                     first become vested,
                                                                                                          options vest from one to
                                                                                                          ten years from the date
                                                                                                          of grant at an exercise
                                                                                                          price of $21.50 per share

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

General

The Company had not generated revenues sufficient to offset its operating expenses from inception in August 1989 to the present. The Company, however, has experienced increases in revenues in 1995, 1996 and 1997 and anticipates further increases in revenues in 1998. These increases are subject to the Company continuing to expand its product lines and attracting additional means of distribution and customers, among other things. The Company intends to continue to use its working capital to build its infrastructure to support future marketing and sales and research and development activities for the studio product line and the wireless technology. No assurance can be given that such expenditures will result in increased sales, new products, or technological advances.

Results of Operations for Each of the Three Years Ended December 31, 1997, 1996 and 1995

Revenues

The Company's revenues to date consist of sales of CameraMan(R) systems and various accessories which complement those systems. Revenues for the years ended December 31, 1997, 1996 and 1995 were $10,799,067, $9,195,811, and $3,902,546, respectively. The increase in revenues is a result of an increase in the number of systems sold, as well as an increase in the average selling price per system.

From 1996 to 1997, the number of systems sold increased from 1,611 systems in 1996 to 1,797 systems in 1997. The increase in units sold is primarily attributable to increased market acceptance of the Company's products as well as the Company's expansion into international markets during 1997. The increase in revenues from 1996 to 1997 is also attributable, in part, to an increase in the average selling price per system from approximately $5,700 in 1996 to approximately $6,000 in 1997. This increase is primarily due to price increases on a majority of the CameraMan(R) products during 1997.

From 1995 to 1996, the number of systems sold increased from 862 systems in 1995 to 1,611 systems in 1996. The increase in units sold is primarily attributable to the Company's relationship with VTEL as well as continued increasing market acceptance of the Company's System II products. Approximately 41% of the systems sold in 1996 represent sales to VTEL, as compared to approximately 12% in 1995. The increase in revenues from 1995 to 1996 is also attributable, in part, to an increase in the average selling price per system from approximately $4,600 in 1995 to approximately $5,700 in 1996. This increase is due primarily to the introduction of the Company's three-chip product line in 1996. The three-chip product, which accounted for approximately 9% of unit sales in 1996, generates approximately $8,500 more revenues per system than the single-chip product.

The Company anticipates a continued increase in revenue in 1998, primarily as a result of the introduction of its CameraManSTUDIO(TM) product during the first half of 1998. The studio product has list prices ranging from approximately $150,000 to over $250,000 per system, as compared to CameraMan(R) systems which have a current average selling price of approximately $6,000 per system. The Company also anticipates generating revenue in connection with licensing of its wireless technology during 1998. Any increase in revenue for 1998 will depend upon market acceptance of the new studio products, and successful completion of licensing agreements with third parties related to the wireless technology.

Gross Margin

For the years ended December 31, 1997, 1996 and 1995, gross margins as a percentage of sales were 43%, 35% and 37%, respectively. The increase in margin from 1996 to 1997 is primarily due to price increases on the majority of the Company's product line, as well as a reduction of manufacturing overhead during 1997.

The decrease in margin from 1995 to 1996 is primarily due to the mix of products sold to VTEL. In 1996, the Company implemented a program whereby VTEL could purchase a general pan/tilt base unit at very low margins and then separately purchase various upgrade packages at significantly higher margins, to convert the general pan/tilt unit into an application specific package such as a Presenter or Student Camera System. Approximately 25% of the base units purchased by VTEL in 1996 were general pan/tilt units with no application specific upgrade package. The Company revised its pricing structure with VTEL in 1997 whereby the margin is shared more equally between the base unit and the application-specific packages.

The Company continuously works to improve its gross margin through product pricing, labor efficiencies, reduction of overhead, and product design; however, there can be no assurance that gross margins will improve significantly over, or remain stable with, the gross margins attained in 1997 due to the highly competitive nature of the industry, the introduction of new products, and fluctuations in the cost of component parts.

Marketing and Selling Expenses

Marketing and selling expenses increased by $1,085,378, or 45% from 1996 to 1997 and increased by $390,569, or 20%, from 1995 to 1996. Marketing and selling expenses as a percentage of revenues were 32%, 26%, and 51% for the years ended December 31, 1997, 1996 and 1995, respectively.

The increase in marketing and selling expenses from 1996 to 1997 is, in part, a reflection of a full year of personnel and related costs resulting from additions to the sales and marketing staff during 1996. In addition, the Company increased its expenditures related to trade shows, advertising and other promotional campaigns in order to promote the Company's studio product line and to expand distribution into international markets.

The increase in marketing and selling expenses from 1995 to 1996 was primarily due to the addition of sales and marketing personnel and related costs in order to support expansion into international markets, to provide specific sales support to VTEL and other national accounts, and to expand the internal sales staff in preparation for the release of CameraManSTUDIO(TM). This increase was somewhat offset by a decrease in advertising costs as the Company's level of advertising was higher in 1995 due to the release of System II.

The Company is committed to continuing its investment in marketing and selling efforts in order to continue to increase market awareness and penetration of its products, and anticipates further increases in sales and marketing expenses in 1998 in order to support the Company's wireless technology licensing efforts.

General and Administrative Expenses

The Company's general and administrative expenses increased by $419,136 or 29% from 1996 to 1997 and by $43,321, or 3%, from 1995 to 1996. General and administrative expenses consist primarily of executive and administrative personnel compensation, insurance costs and costs incurred for outside professional services.

The increase in general and administrative expenses from 1996 to 1997 is the result of increases in personnel costs and outside professional fees during 1997. During 1996, two officers voluntarily reduced their salaries resulting in a decrease in personnel costs. These salaries were adjusted back to their previous levels during 1997. In addition, the Company increased its use of outside professional services, primarily legal services, in connection with its wireless technology.

The increase in general and administrative expenses from 1995 to 1996 is primarily the result of an increase in professional fees due to increased use of outside professional services during 1996, offset somewhat by a decrease in personnel costs. The decrease in personnel costs is largely due to the voluntary reduction of salaries by two officers during 1996.

As a percentage of revenues, general and administrative expenses were 17%, 16%, and 36% in 1997, 1996 and 1995, respectively. Although the Company expects some increases in general and administrative expenses to occur in order to continue to support increased revenues, the Company expects that the growth of such expenses will continue at a slower rate than revenues.

Research and Development Expenses

The Company's research and development expenses increased by $1,812,881, or 122% from 1996 to 1997 and increased by $303,999, or 26% from 1995 to 1996. Research and development expenses as a percentage of revenues were 31%, 16% and 30% in 1997, 1996 and 1995, respectively.

From 1996 to 1997, the increase in research and development expenses was a result of increased personnel and prototype materials for the continued development of the Company's studio product line and its wireless technology.

From 1995 to 1996, the increase in research and development expenses was primarily due to costs incurred by the wireless research team during the latter half of 1995 to explore new wireless technologies, as well as an increase in prototype materials used for the development of the Company's three-chip camera systems and studio prototype during 1996.

Although the percentage of revenue invested by the Company in research and development may vary from period to period, the Company is committed to investing in its research and development programs due to the rapid technological advances in the industry. The Company expects to invest an amount comparable to or in excess of amounts invested in 1997 for research and development activities in 1998.

Nonrecoverable Start-up and Excess Capacity Costs

The Company incurred nonrecoverable start-up and excess capacity costs of $91,350 and $556,675 in 1996 and 1995, respectively. No such costs were incurred in 1997. Non-recoverable start-up and excess capacity costs represent materials, labor and overhead costs incurred by the Company in excess of those directly or indirectly attributable to system sales.

The decrease in nonrecoverable start-up and excess capacity costs from 1995 to 1996 is due to expanded usage of excess capacity as production volumes increased. By the third quarter of 1996, the Company began fully absorbing its excess plant capacity into cost of goods sold. The Company does not anticipate recognizing any excess capacity costs in future periods.

Interest Expense

The Company incurred interest expense of $75,547 and $277,786 in 1996 and 1995, respectively. No interest expense was incurred in 1997. Interest expense represents interest on the subordinated debentures payable to related parties. These subordinated debentures were converted to equity in April 1996.

Interest Income

Interest income increased by $404,970 from 1996 to 1997 and by $215,641 from 1995 to 1996. Interest income primarily represents interest earned on the Company's investment of the proceeds from its initial public offering in 1993 and its subsequent Regulation S and private placement transactions during 1996 and 1997. The increase in interest income from 1996 to 1997 is due to the investment of the proceeds from the Company's Regulation S offering and private placement transactions during September 1997. The increase in interest income from 1995 to 1996 is due to the investment of a substantial portion of the proceeds from the Company's Regulation S offering and private placement transactions during April 1996.

Other Expense, net

Other expense decreased by $10,810 from 1996 to 1997 and by $241,902 from 1995 to 1996. Other expense in 1995 included losses recognized on obsolete inventories due to the discontinuation of the initial CameraMan(R) system product line. No similar losses were incurred in 1996 or 1997. Inventory obsolescence due to product refinement in the normal course of business is continually monitored and is recognized as a charge to cost of sales.

Backlog

As of December 31, 1997, 1996 and 1995, the Company had backlog of approximately $31,000, $260,000 and $170,000, respectively. Backlog consists of orders received from customers which generally have a specified delivery schedule within three to five weeks of receipt. The decrease in backlog from 1996 to 1997 is primarily due to the Company's ability to shorten its delivery schedule to approximately one week during the fourth quarter of 1997.

Liquidity and Capital Resources

At December 31, 1997 and 1996, the Company had working capital of $24,424,291 and $8,213,864, respectively. The $16,210,427 increase in working capital from 1996 to 1997 is primarily due to the increase in short term investments resulting from the investment of the proceeds from the Company's September 1997 Regulation S and private placement transactions. During 1996 and 1997, the Company financed its operations from the proceeds of its initial public offering, and subsequent Regulation S and private placement transactions, and interest earned on maturing investments of such proceeds.

The Company used cash for operating activities of $3,409,705, $1,280,403, $4,436,612 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in cash used for operating activities from 1996 to 1997 is primarily attributable to increased operating losses due to substantial investments in research and development activities and increases in inventories due to the purchase of studio inventory components and single-source supply items. The decrease in cash used for operating activities from 1995 to 1996 is primarily attributable to increased sales volume.

The Company used cash in investing activities of $18,786,094 and $6,700,317 for the years ended December 31, 1997 and 1996, respectively and generated cash from investing activities of $1,065,284 for the year ended December 31, 1995. The cash used in investing activities in 1997 and 1996 is primarily due to the investment of the proceeds from the Regulation S offering and private placement transactions during April 1996 and September 1997 and the reinvestment of maturing investments from the Company's initial public offering. The cash generated from investing activities in 1995 is due to the maturity of investments, somewhat offset by capital expenditures.

The Company incurred $1,541,007, $948,183, and $596,133 for capital expenditures in 1997, 1996 and 1995, respectively. These capital expenditures primarily represent the purchase of certain research and development test equipment and the purchase of computer and office equipment to support additional sales, marketing, product development and administrative personnel. In 1997, capital expenditures also included leasehold improvement costs incurred to remodel the Company's offices. The Company was granted rent concessions in 1996 and 1997 to offset the remodeling costs. At December 31, 1997, the Company was not subject to any significant commitments to make additional capital expenditures.

The Company generated cash from financing activities of $22,774,260, $8,243,925 and $113,870 for the years ended December 31, 1997, 1996 and 1995, respectively. The cash generated from financing activities in 1997 and 1996 represents proceeds from the issuance of common stock primarily as a result of Regulation S offerings and private placement transactions. The cash generated from financing activities in 1995 represents proceeds from the issuance of common stock upon exercise of employee stock options.

The Company's principal source of liquidity at December 31, 1997 consisted of $20,949,150 in cash and short-term investments resulting from its initial public offering and subsequent offerings. Until the Company generates sufficient revenues from system and other sales, it will be required to continue to utilize this source of liquidity to cover the continuing expense of product development, marketing and general administration. The Company believes its cash and investment balances will provide sufficient resources to meet its cash requirements for at least the next twelve months. In addition, at December 31, 1997, the Company has $9,494,404 in long-term investments which the Company believes is sufficient to sustain its operations on a longer term basis, if necessary.

Year 2000

The Company has evaluated the potential impact of the situation commonly referred to as the "Year 2000 Issue" ("Year 2K"). The issue concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information relating to the year 2000 and beyond. The inability to properly interpret dates beyond the year 1999 could lead to business disruptions.

To ensure that the Company's computer systems are Year 2K compliant, the Company has been reviewing each of its systems and programs during the past year. The Company is also working with its major external vendors and suppliers to assess their compliance efforts and the exposure of the Company to them.

As a result of researching the Company's software programs and the systems of its external vendors and suppliers, the Company has determined that based upon available information, the additional costs associated with the Year 2K issue should not have a material effect on the Company's operating results or financial condition.

Item 7. Financial Statements

                          Index to Financial Statements

                                                                       Page
                                                                       ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       21

BALANCE SHEETS -- DECEMBER 31, 1997 AND 1996                          22-23

STATEMENTS OF OPERATIONS -- FOR THE YEARS ENDED
DECEMBER 31, 1997, 1996 AND 1995                                         24

STATEMENTS OF SHAREHOLDERS' EQUITY - FOR THE YEARS
ENDED DECEMBER 31, 1997, 1996 AND 1995                                   25

STATEMENTS OF CASH FLOWS -- FOR THE YEARS ENDED
DECEMBER 31, 1997, 1996 AND 1995                                         26

NOTES TO FINANCIAL STATEMENTS -- DECEMBER 31, 1997, 1996
AND 1995                                                              27-38

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of ParkerVision, Inc.:

We have audited the accompanying balance sheets of PARKERVISION, INC. (a Florida corporation) as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ParkerVision, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Jacksonville, Florida

February 9, 1998

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996



                                                            1997         1996
                                                        -----------  -----------
CURRENT ASSETS:
   Cash and cash equivalents                            $ 2,133,193  $ 1,554,732
   Short-term investments                                18,815,957    3,987,149
   Accounts receivable, net of allowance for doubtful
      accounts of $38,405 and $33,033 at December 31,
      1997 and 1996, respectively                           660,947    1,143,121
   Interest and other receivables                           386,634      142,374
   Inventories, net                                       2,970,087    1,957,896
   Prepaid expenses and other                               610,915      309,988
                                                        -----------  -----------
          Total current assets                           25,577,733    9,095,260

LONG-TERM INVESTMENTS                                     9,494,404    6,965,995

PROPERTY AND EQUIPMENT, net                               2,541,123    1,516,685

OTHER ASSETS, net                                         1,071,772      583,972
                                                        -----------  -----------
          Total assets                                  $38,685,032  $18,161,912
                                                        ===========  ===========

The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                                         1997           1996
                                                     ------------  ------------
CURRENT LIABILITIES:
   Accounts payable                                  $    560,106  $    555,269
   Accrued expenses:
     Salaries and wages                                   313,267       195,864
     Warranty reserve                                      92,674        37,204
     Rebates payable                                       76,261             0
     Other accrued expenses                                90,161        65,663
  Deferred revenue                                         20,973        27,396
                                                     ------------  ------------
        Total current liabilities                       1,153,442       881,396

DEFERRED INCOME TAXES                                       4,678         3,477

COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 9)

SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value, 1,000,000 shares
     authorized, none issued or outstanding                     0             0
   Common stock, $.01 par value, 20,000,000 shares
     authorized, 11,337,707 and 10,032,604 shares
     issued and outstanding at December 31, 1997
     and 1996, respectively                               113,377       100,326
   Warrants outstanding                                 3,795,618     1,152,360
   Additional paid-in capital                          45,920,419    25,392,608
   Accumulated deficit                                (12,302,502)   (9,368,255)
                                                     ------------  ------------
        Total shareholders' equity                     37,526,912    17,277,039

        Total liabilities and shareholders' equity   $ 38,685,032  $ 18,161,912
                                                     ============  ============


      The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                             1997           1996           1995
                                     ------------   ------------   ------------

Revenues, net                        $ 10,799,067   $  9,195,811   $  3,902,546
Cost of goods sold                      6,115,412      5,987,097      2,440,656
                                     ------------   ------------   ------------
  Gross margin                          4,683,655      3,208,714      1,461,890

Marketing and selling expenses          3,471,674      2,386,296      1,995,727
Research and development expenses       3,295,652      1,482,771      1,178,772
General and administrative expenses     1,869,835      1,450,699      1,407,378
Nonrecoverable start-up and excess
   capacity costs                               0         91,350        556,675
Interest expense to related parties             0         75,547        277,786
Interest income                        (1,019,259)      (614,289)      (398,648)
Other expense, net                              0         10,810        252,712
                                     ------------   ------------   ------------
  Net loss                           $ (2,934,247)  $ (1,674,470)  $ (3,808,512)
                                     ============   ============   ============
  Basic loss per common share        $      (0.28)  $      (0.17)  $      (0.43)
                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                          Common Stock
                                   ---------------------------
                                                                                  Additional                        Total
                                                                   Warrants        Paid-In      Accumulated     Shareholders'
                                      Shares        Par Value    out-standing      Capital         Deficit         Equity
                                   ------------   ------------   ------------    ------------   ------------    ------------
BALANCE, December 31, 1994            8,720,000   $     87,200   $        360    $ 14,443,689   $ (3,885,273)   $ 10,645,976

Issuance of common stock upon
  employee stock option exercise         80,541            805              0         113,065              0         113,870
Unrealized gain on investments
  available for sale                          0              0              0               0         18,750          18,750
Net loss for the year ended
  December 31, 1995                           0              0              0               0     (3,808,512)     (3,808,512)
                                   ------------   ------------   ------------    ------------   ------------    ------------
BALANCE, December 31, 1995            8,800,541         88,005            360      14,556,754     (7,675,035)      6,970,084

Issuance of common stock upon
  employee stock option exercise         27,638            277              0          46,148              0          46,425
Issuance of common stock on
  April 12, 1996, net of cash
  offering costs of $602,500            800,000          8,000        640,000       6,749,500              0       7,397,500
Issuance of common stock for
  conversion of subordinated
  debentures payable                    324,425          3,244              0       3,241,006              0       3,244,250
Issuance of common stock for
  cash on April 22, 1996                 80,000            800              0         799,200              0         800,000
Issuance of warrants for
  financial consulting services               0              0        512,000               0              0         512,000
Change in unrealized gain on
  investments available for sale              0              0              0               0        (18,750)        (18,750)
Net loss for the period ended
  December 31, 1996                           0              0              0               0     (1,674,470)     (1,674,470)
                                   ------------   ------------   ------------    ------------   ------------    ------------
BALANCE, December 31, 1996           10,032,604        100,326      1,152,360      25,392,608     (9,368,255)     17,277,039

Issuance of common stock upon
  employee stock option exercise        122,607          1,226              0         486,915              0         488,141
Issuance of common stock upon
  underwriters' warrant exercise        192,496          1,925           (222)      1,266,916              0       1,268,619
Issuance of common stock on
  September 5, 1997, net of cash
  offering costs of $1,257,500          990,000          9,900      2,233,620      18,773,980              0      21,017,500
Issuance of warrants for
  business consulting services                0              0        409,860               0              0         409,860
Net loss for the period ended
  December 31, 1997                           0              0              0               0     (2,934,247)     (2,934,247)
                                   ------------   ------------   ------------    ------------   ------------    ------------

BALANCE, December 31, 1997           11,337,707   $    113,377   $  3,795,618    $ 45,920,419   $(12,302,502)   $ 37,526,912
                                   ============   ============   ============    ============   ============    ============

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                            1997            1996            1995
                                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $ (2,934,247)   $ (1,674,470)   $ (3,808,512)
  Adjustments to reconcile net loss to net cash used for
       operating  activities:
      Depreciation and amortization                                         717,780         609,485         499,605
      Amortization of discounts on investments                             (112,130)       (139,452)       (142,605)
      Provision for obsolete inventories                                    100,000         330,000         309,311
      Loss on disposal of property                                                0               0           4,877
      Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable, net                   482,174        (691,847)       (310,540)
          (Increase) decrease in interest and other receivables            (244,260)        252,515        (221,813)
          Increase in inventories                                        (1,112,191)        (13,132)       (907,148)
          Increase in prepaid expenses                                     (217,746)        (73,071)        (24,012)
          Increase in other assets                                         (361,131)        (27,852)       (122,691)
          Increase in accounts payable and accrued expenses                 278,469         207,979         198,962
          (Decrease) increase in deferred revenue                            (6,423)        (60,558)         87,954
                                                                       ------------    ------------    ------------
                Total adjustments                                          (475,458)        394,067        (628,100)
                                                                       ------------    ------------    ------------
                 Net cash used for operating activities                  (3,409,705)     (1,280,403)     (4,436,612)
                                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments classified as available for sale             (10,009,375)              0               0
   Purchase of investments classified as held to maturity               (12,735,712)    (11,890,092)     (8,811,583)
   Proceeds from maturity of investments                                  5,500,000       6,137,958      10,473,000
   Purchase of property and equipment                                    (1,541,007)       (948,183)       (596,133)
                                                                       ------------    ------------    ------------
                Net cash (used for) provided by investing activities    (18,786,094)     (6,700,317)      1,065,284
                                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                22,774,260       8,243,925         113,870
                                                                       ------------    ------------    ------------
                Net cash provided by financing activities                22,774,260       8,243,925         113,870
                                                                       ------------    ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                     578,461         263,205      (3,257,458)
CASH AND CASH EQUIVALENTS, beginning of year                              1,554,732       1,291,527       4,548,985
                                                                       ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of year                                 $  2,133,193    $  1,554,732    $  1,291,527
                                                                       ============    ============    ============

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

1. THE COMPANY AND NATURE OF BUSINESS:

ParkerVision, Inc. (the "Company") is engaged in the design, manufacture and marketing of automated video equipment and the development and marketing of wireless radio frequency ("RF") technologies. The Company was incorporated under the laws of the state of Florida on August 22,1989.

The Company sells its video products through audiovisual dealers and other equipment manufacturers throughout the United States, as well as in Canada, Latin America and Asia. Approximately 95% of the Company's sales are generated through dealers and other equipment manufacturers in the United States. The Company is in a highly competitive industry with rapidly changing and evolving technologies and an increasing number of market entrants who have introduced or are developing an array of new audiovisual and telecommunications products and services. The Company's potential competitors in this industry have substantially greater financial, technical and other resources than those of the Company.

The Company has made significant investments in developing the technology and manufacturing capability for its products, the return on which are dependent upon the generation of future revenues for realization. The Company has not yet generated sufficient revenues to offset its expenses, and thus has utilized proceeds from its initial public offering and subsequent offerings to fund its operations. In the opinion of management, the Company has adequate funds to meet its liquidity needs for 1998, as well as on a longer term basis.

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

Cash and Cash Equivalents

Cash and cash equivalents include overnight repurchase agreements and U.S. Treasury money market investments totaling approximately $1,845,000 and $1,321,000 at December 31, 1997 and December 31, 1996, respectively.

Investments

Investments consist of funds invested in U.S. Treasury notes, U.S. Treasury bills and Federal Mortgage Backed Securities. At December 31, 1997, short-term investments included investments classified as available-for-sale reported at their fair value of $10,008,203 and investments classified as held-to-maturity reported at their amortized cost of $8,807,754. The investments classified as available-for-sale range in maturity from one to two years. Short-term investments classified as held-to-maturity range in maturity from one to nine months. At December 31, 1997, long-term investments consist of investments classified as held-to-maturity and are reported at their amortized cost of $9,494,404 and range in maturity from two to three years. At December 31, 1996, all of the Company's investments were classified as held-to-maturity. For the years ended December 31, 1997 and 1996, no unrealized gains or losses were recognized.

Inventories

Inventories are stated at the lower of average cost (which approximates the first-in, first-out method) or market (net realizable value).

Purchased materials inventory consists principally of components and subassemblies. The Company's substantial investment in inventory is due to anticipated future demand for its product and the buildup of safety stock on single-source or long lead-time components. Management believes the Company will realize its investment in inventory through future product sales and that the Company's purchased materials net inventories could, if necessary, be resold "as is" without incurring substantial loss.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. The cost and accumulated depreciation of assets sold or retired are removed from their respective accounts, and any resulting gain or loss is recognized in the accompanying statements of operations. Depreciation is determined using the straight-line method using the following estimated useful lives:

      Leasehold improvements                 Lesser of five years or remaining
                                             term of the lease
      Tools and dies                         Five to seven years
      Manufacturing and office equipment     Three to seven years
      Furniture and fixtures                 Seven years


Other assets

Included in other assets are patent costs, prepaid licensing fees and prepaid consulting fees. Patent costs represent costs incurred to obtain patents for product concepts and methodologies developed by the Company. The Company has submitted additional patent applications which are currently pending. Capitalized patent costs are being amortized over the estimated life of the related patents.

Prepaid licensing fees represent costs incurred to obtain licenses for use of certain technologies in future products. Prepaid licensing fees are being amortized over the estimated term of the licensing agreements. Prepaid consulting fees represent the estimated fair market value of warrants issued as consideration for such consulting services (see Note 10). These fees are being amortized over the term of the consulting agreements.

Nonrecoverable start-up and excess capacity costs

Nonrecoverable start-up and excess capacity costs include materials, labor and overhead costs incurred by the Company in excess of those directly or indirectly attributable to system sales. Such costs are primarily composed of the cost of excess facilities, and are expensed as incurred.

Warranty costs

The Company generally warrants its products against defects in workmanship and material for one year from the date of shipment. Estimated costs related to warranty are accrued at the time of revenue recognition. To date, the Company has not incurred any significant warranty costs.

Loss per share

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 replaces the presentation of primary and fully-diluted earnings per share with a presentation of basic and diluted earnings per share. The Company adopted SFAS No. 128 as of the year ended December 31, 1997. As the affect of common stock equivalents was anti-dilutive in prior periods, no restatement of prior period loss per share is required in order to conform with the provisions of this statement.

Basic loss per share is determined based on the weighted-average number of common shares assumed to be outstanding during each year. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation as their effect is anti-dilutive. The weighted-average number of common shares assumed to be outstanding for the years ended December 31, 1997, 1996 and 1995, is 10,490,480, 9,681,182 and 8,757,802, respectively.

Statements of Cash Flows

The Company paid interest of $0, $83,658, and $269,676 during 1997, 1996 and 1995, respectively.

The Company issued 50,000 options in 1997 for professional services to be provided over a five year period, valued at approximately $410,000.

The Company issued 324,425 shares of common stock in 1996 for conversion of subordinated debentures totaling $3,244,250. The Company also issued 200,000 warrants in 1996 for professional services to be provided over a five year period valued at $512,000.

3. INCOME TAXES AND TAX STATUS:

The Company accounts for income taxes in accordance with SFAS No.109, "Accounting for Income Taxes."

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 1997, 1996, and 1995 is as follows:

                                      1997           1996           1995
                                  -----------    -----------    -----------

Tax benefit at statutory rate     $  (997,644)   $  (569,320)   $(1,294,894)
State tax benefit                    (146,712)       (83,724)      (190,426)
Increase in valuation allowance     1,295,305        613,711      1,583,926
Increase in research and
   development credit                (223,974)             0              0
Other                                  73,025         39,333        (98,606)
                                  -----------    -----------    -----------
                                  $         0    $         0    $         0
                                  ===========    ===========    ===========


The Company's deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of the Company's assets and liabilities at December 31, 1997 and 1996:

                                                 1997         1996
                                              ---------    ---------
Current deferred taxes:
  Current deferred tax assets:
     Inventory obsolescence reserve           $ 173,077    $ 170,095
     Warranty reserve                            38,460       15,440
     Vacation accrual                            22,825            0
     Allowance for doubtful accounts             15,938       13,709
     Deferred revenue                             8,704       11,369
     Related-party payables and accruals          2,793        4,845
     Inventory capitalization                         0        4,231
                                              ---------    ---------
                                                261,797      219,689
     Less valuation allowance                  (257,119)    (216,212)
                                              ---------    ---------
          Total current deferred tax assets   $   4,678    $   3,477
                                              =========    =========

                                                                  1997           1996
                                                              -----------    -----------
Noncurrent deferred taxes:
  Noncurrent deferred tax assets:
     Net operating loss carryforward                          $ 4,842,441    $ 3,856,108
     Research and development credit carryforward                 223,974              0
     Patent amortization and other                                112,983         16,783
                                                              -----------    -----------
                                                                5,179,398      3,872,891
     Less valuation allowance                                  (5,065,999)    (3,811,601)
                                                              -----------    -----------
          Total noncurrent deferred tax assets                    113,399         61,290

  Noncurrent deferred tax liabilities:
     Depreciation                                                (118,077)       (64,767)
                                                              -----------    -----------
          Total current deferred tax assets
               Net noncurrent deferred income tax liability   $    (4,678)   $    (3,477)
                                                              ===========    ===========

The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income. The valuation allowance for deferred tax assets as of December 31, 1997 and 1996 was $5,323,118 and $4,027,813, respectively.

At December 31,1997, the Company had net operating loss and research and development carryforwards for income tax purposes of approximately $11,700,000 and 540,000, respectively which expire from 2008 to 2012. The Company's ability to benefit from the net operating loss and research and development carryforwards could be limited under certain provisions of the Internal Revenue Code if ownership of the Company changes by more than 50%, as defined.

4. INVENTORIES:

Inventories consist of the following at December 31, 1997 and 1996:

                                   1997           1996
                               -----------    -----------

Purchased materials            $ 1,948,581    $ 1,353,499
Work in process                    378,859        329,983
Finished goods                   1,059,699        684,282
                               -----------    -----------
                                 3,387,139      2,367,764
Less allowance for inventory
   obsolescence                   (417,052)      (409,868)
                               -----------    -----------
                               $ 2,970,087    $ 1,957,896
                               ===========    ===========

5. PROPERTY AND EOUIPMENT, NET:

Property and equipment, at cost, consist of the following at December 31, 1997 and 1996:

                                         1997           1996
                                     -----------    -----------

Manufacturing and office equipment   $ 3,737,218    $ 2,582,790
Tools and dies                           792,688        789,865
Leasehold improvements                   366,581        101,303
Furniture and fixtures                   134,877         28,079
                                     -----------    -----------
                                       5,031,364      3,502,037
Less accumulated depreciation         (2,490,241)    (1,985,352)
                                     -----------    -----------
                                     $ 2,541,123    $ 1,516,685
                                     ===========    ===========

Depreciation expense related to property and equipment was $516,569, $524,762, and $477,907, in 1997, 1996, and 1995, respectively.

6. OTHER ASSETS

Other assets consist of the following at December 31, 1997 and 1996:

                                       1997           1996
                                -----------    -----------

Prepaid consulting fees         $   737,480    $   409,600
Prepaid licensing fees              325,000         75,000
Patents and copyrights              325,164        214,033
Other assets                          4,450          4,450
                                -----------    -----------
                                  1,392,094        703,083
Less accumulated amortization      (320,322)      (119,111)
                                -----------    -----------
                                $ 1,071,772    $   583,972
                                ===========    ===========

Amortization of patents and copyrights was $47,591, $42,058, and $21,698, in 1997, 1996 and 1995, respectively. Amortization of prepaid consulting fees was $153,620, $42,659, and $0 in 1997, 1996 and 1995, respectively.

7. RELATED-PARTY TRANSACTIONS:

Subordinated debentures

On April 12, 1996, certain related parties converted subordinated debentures into 324,425 shares of common stock of the Company (See Note 11).

Building Lease

During March 1992, the Company entered into an operating lease arrangement with certain officers and shareholders of the Company for the office and manufacturing facility the Company currently occupies. The lease's current terms obligate the Company through February 28, 2002 at a base monthly lease payment of $24,288.

Future minimum payments as of December 31, 1997 are as follows:

            1998                       $291,456
            1999                        291,456
            2000                        291,456
            2001                        291,456
            Thereafter                   48,576

Rent expense related to the above lease was $174,465, $106,500, and $215,551, for the years ended December 31, 1997, 1996 and 1995, respectively.

8. SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT RISK:

In 1997, Vtel Corporation ("VTEL") accounted for approximately 35% of total revenues. In 1996, VTEL and one other reseller accounted for approximately 35% and 11% of total revenues, respectively. In 1995, VTEL and one other reseller accounted for approximately 12% and 10% of total revenues, respectively.

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. VTEL and two other resellers accounted for approximately 54% of accounts receivable at December 31, 1997. The Company closely monitors extensions of credit and has never experienced significant credit losses.

9. COMMITMENTS AND CONTINGENCIES:

At December 31, 1997, the Company has commitments to purchase materials aggregating approximately $500,000 through 1998 from two suppliers. One of these suppliers is a single-source supplier of the Company's camera modules and accounted for approximately 40%, 21% and 23% of the Company's component purchases for the years ended December 31, 1997, 1996 and 1995, respectively. The Company maintains a six to twelve month inventory of this component as an alternative source of supply would require modifications to the existing system. No other supplier accounted for more than 15% of the Company's component purchases in 1997, 1996, or 1995.

10. STOCK OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION PLANS:

Nonplan Options

On February 1, 1993, the Company issued nonqualified options to purchase 189,746 shares of its common stock for $1.355 per share to certain key employees and a former director. These options were granted at an exercise price equal to the fair market value of the common stock at the date of grant, are immediately exercisable, and expire five years from the date of grant. On October 11, 1993, the Company issued nonqualified options to purchase 50,000 shares of its common stock for $5 per share to an officer. These options are immediately exercisable and expire ten years from the date of grant. Pursuant to an employment agreement, the Company issued nonqualified stock options to purchase an aggregate of 250,000 shares of its common stock for $15.125 per share to an employee of the Company, vesting ten years from the date of grant. These options were forfeited in 1997.

The following table summarizes activity related to these options for each of the three years ended December 31, 1997:

                                                     Option         Wtd. Avg.
                                                     Shares      Exercise Price
                                                   ----------    --------------

Outstanding at December 31, 1994                      233,972            $ 2.13
Exercised                                             (78,041)             1.36
Forfeited                                                (443)             1.36
                                                   ----------

Outstanding at December 31, 1995                      155,488              2.52
Exercised                                             (22,638)             1.36
Forfeited                                                 (43)             1.36
                                                   ----------

Outstanding at December 31, 1996                      132,807              2.72
Issued                                                250,000             15.13
Exercised                                             (82,807)             1.36
Forfeited                                            (250,000)            15.13
                                                   ----------

Outstanding and exercisable at December 31, 1997       50,000            $ 5.00
                                                   ==========


1993 Stock Plan

The Company adopted a stock plan in September 1993 (the "1993 Plan"). The 1993 Plan, as amended, provides for the grant of options and other Company stock awards, not to exceed 2,000,000 shares of common stock. The plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, bargain purchases of common stock, bonuses of common stock and various stock benefits or cash. Under terms of the plan, incentive stock options may not be granted at less than the fair market value of the common stock on the date of grant and expire no later than ten years after the date of grant.

Options granted to employees under the 1993 Plan generally vest over zero to ten years and are exercisable for a period of five years from the date the options become vested. Options granted to directors under the 1993 Plan are generally exercisable immediately and expire ten years from the date of grant. Options to purchase 765,500 shares of common stock were available for future grants under the 1993 Plan at December 31, 1997.

The following table summarizes activity under the 1993 Plan for each of the years ended December 31:

                                         1997                      1996                     1995
                              -----------------------   -----------------------   -----------------------
                                            Wtd. Avg.                 Wtd. Avg.                 Wtd. Avg.
                                  Shares    Ex. Price       Shares    Ex. Price       Shares    Ex. Price
                              -----------------------   -----------------------   -----------------------
       Outstanding at
          beginning of year      297,275   $     9.96      168,500   $     7.07       27,500   $     4.52
       Granted                   941,000        14.41      134,275        13.33      143,500         7.50
       Exercised                 (39,800)        9.45       (5,000)        3.25       (2,500)        3.25
       Forfeited                 (11,275)       14.40         (500)       10.50            0
                              -----------------------   -----------------------   -----------------------
       Outstanding at
          end of year          1,187,200        13.46      297,275         9.96      168,500         7.07
                              -----------------------   -----------------------   -----------------------
       Exercisable at
          end of year            398,800        11.24      256,875        10.05      140,500         7.16
                              =======================   =======================   =======================
       Weighted average
          fair value of
          options granted                  $     9.02                $     5.94                $     3.25
                                           ==========                ==========                ==========

The Company's 1993 Stock Plan is accounted for under APB Opinion No.25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with SFAS No.123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                           1997          1996          1995
                                        -----------   -----------   -----------

                Net Loss:  As Reported  $(2,934,247)  $(1,674,470)  $(3,808,512)
                           Pro Forma     (4,557,861)   (2,412,705)   (4,193,457)

Basic Net Loss Per Share:  As Reported  $     (0.28)  $     (0.17)  $     (0.43)
                           Pro Forma          (0.45)        (0.25)        (0.48)


Of the options outstanding at December 31, 1997, options for 434,200 shares have exercise prices ranging between $5.00 and $11.875, with a weighted average exercise price of $10.28 per share and a weighted average remaining contractual life of approximately 9 years. Options representing

255,300 shares with exercise prices between $5.00 and $11.875 are currently exercisable and have a weighted average exercise price of $9.50 per share. The remaining 753,000 options outstanding at December 31, 1997 have exercise prices ranging from $13.875 to $21.50, with a weighted average exercise price of $15.30 per share and a weighted average remaining contractual life of approximately 13 years. Options representing 143,500 shares with exercise prices between $13.875 and $21.50 are currently exercisable and have a weighted average exercise price of $14.32 per share.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: risk free interest rates of 5.75% to 6.85% in 1997, 6.04% to 6.78% in 1996, and 5.38% to
5.52% in 1995; no expected dividend yields; expected lives from two to eleven years in 1997 and five years in 1996 and 1995; and expected volatility of 55% in 1997 and 40% in 1996 and 1995.

In May 1997, the company retained outside counsel to serve as a consultant and advisor for a period of five years. As compensation for these services, the Company issued a nonqualified option, under the 1993 Plan, to purchase 50,000 shares of common stock at an exercise price of $15.125 per share. The option vests ratably over a five year period and expires five years from the date the option becomes vested. The estimated fair value of this option is approximately $8.20 per share or $410,000, which is included in other assets and is being amortized to expense over the term of the consulting agreement. The fair value of this option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.63%, no expected dividend yield, expected life of 7 years and expected volatility of 40%.

In connection with its Regulation S offering (see Note 11), on September 5, 1997, the Company granted warrants to an outside financial consultant to purchase an aggregate of 180,000 shares of common stock of the Company at an exercise price of $22.50 per share. The warrants are exercisable for a period of five years from the date of consummation of the offering. The warrants have an estimated fair market value of $12.41 per share, or $2,233,800 which is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.08%, no expected dividend yield, an expected life of three years, and expected volatility of 64%.

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

In July 1996, the Company retained Whale Securities Co., L.P. ("Whale") to serve as a financial consultant and advisor for a period of five years. As compensation for these services, the Company issued warrants to Whale and its designee for the purchase of 200,000 shares of the Company's common stock at an exercise price of $10.00 per share. The warrants are exercisable for a period of five years from the date of issuance and their estimated fair value of $2.56 per share or $512,000 is included in other assets and is being amortized to expense over the term of the consulting agreement. The fair value of the warrants is estimated on the date of issuance using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.34%, no expected dividend yield, expected life of two years and expected volatility of 40%.

11. STOCK AUTHORIZATION AND ISSUANCE:

Preferred Stock

The Certificate of Incorporation of the Company authorizes the Board of Directors to issue up to 1,000,000 shares of preferred stock, $1.00 par value. No preferred shares have been issued or are outstanding.

Common Stock

On September 5, 1997, the Company completed an offering of 900,000 shares of its common stock to overseas investors in a transaction pursuant to Regulation S of the Securities Act of 1933, as amended (the "1997 Offering"). The shares, which constituted approximately 8% of the Company's outstanding common stock on an after-issued basis, were sold at a price of $22.50 per share. After deducting issuance and offering costs of $1,257,500, the Company received net proceeds therefrom of $18,992,500.

The Company engaged an outside financial consultant in connection with the 1997 Offering, and as compensation for his services, on September 5, 1997, the Company granted the consultant a warrant to purchase an aggregate of 180,000 shares of common stock of the Company (see Note 10).

Also on September 5, 1997, the Company completed an offering of an aggregate of 90,000 shares of its common stock to three investors in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. These shares, which constituted approximately 0.8% of the Company's outstanding common stock on an after-issued basis, were sold at a price of $22.50 per share and the Company received net proceeds therefrom of $2,025,000.

On April 12, 1996, the Company completed an offering of 800,000 shares of its common stock to overseas investors in a transaction pursuant to Regulation S of the Securities Act of 1933, as amended (the "1996 Offering"). The shares, which constituted approximately 8.3% of the Company's outstanding common stock on an after-issued basis, were sold at a price of $10.00 per share. After deducting issuance and offering costs of $602,500, the Company received net proceeds therefrom of $7,397,500.

The Company engaged outside financial consultants in connection with the 1996 Offering, and as compensation for their services, on April 12, 1996, the Company granted the consultants warrants to purchase an aggregate of 250,000 shares of common stock of the Company (see Note 10).

Also in connection with the 1996 Offering, certain related parties agreed to convert subordinated debentures of the Company at a value of $10.00 per share for an aggregate of 324,425 shares of common stock (see Note 7).

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

12. OUARTERLY RESULTS OF OPERATIONS (Unaudited):

                          First         Second          Third         Fourth
                         Quarter        Quarter        Quarter        Quarter
                       -----------    -----------    -----------    -----------
Year ended
  December 31, 1997:
Revenues, net          $ 2,079,957    $ 4,007,472    $ 2,887,216    $ 1,824,422
Gross margin               920,821      1,834,498      1,288,914        639,422
Operating expenses       1,838,804      2,270,368      2,084,482      2,443,507
Interest expense                 0              0              0              0
Interest income            174,902        168,138        233,047        443,172
Net loss                  (743,081)      (267,732)      (562,521)    (1,360,913)
Loss per share               (0.07)         (0.03)         (0.05)         (0.12)

Year ended
  December 31, 1996:
Revenues, net          $ 1,531,875    $ 3,230,387    $ 2,416,798    $ 2,016,751
Gross margin               513,074      1,159,609        927,071        608,960
Operating expenses       1,164,903      1,352,284      1,264,733      1,629,196
Interest expense            66,913          8,634              0              0
Interest income             82,066        160,374        185,554        186,295
Net loss                  (637,486)       (40,935)      (152,108)      (843,941)
Loss per share               (0.07)         (0.00)         (0.02)         (0.08)

Year ended
  December 31, 1995:
Revenues, net          $   313,774    $   996,725    $ 1,602,856    $   989,191
Gross margin                97,808        375,834        648,784        339,464
Operating expenses       1,292,740      1,268,565      1,229,648      1,347,135
Interest expense            89,217         89,217         89,217         10,135
Interest income            103,285         99,912         88,036        107,415
Net loss                (1,122,251)      (913,041)      (660,286)    (1,112,934)
Loss per share               (0.13)         (0.10)         (0.08)         (0.12)

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information contained under the captions "Election of Directors" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, (the "1998 Proxy Statement"), is incorporated herein by reference.

Item 10. Executive Compensation

The information contained under the caption "Election of Directors - Executive Compensation" in the 1998 Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The information contained under the caption "Security Ownership of Certain Beneficial Owners" in the 1998 Proxy Statement is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

The information contained under the caption "Election of Directors - Certain Relationships and Related Transactions" in the 1998 Proxy Statement is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number                            Description
--------------          -------------------------------------------------------

      3.1 Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 of Registration Statement No. 33-70588-A).

      3.2 Bylaws (incorporated by reference from Exhibit 3.2 of Registration Statement No.33-70588-A).

      4.1 Form of common stock certificate (incorporated by reference from Exhibit 4.1 of Registration Statement No. 33-70588-A).

      4.2 Form of underwriters' warrant agreement and warrant certificate attached as an exhibit thereto (incorporated by reference from Exhibit 4.2 of Registration Statement No. 33-70588-A).

      4.3 Purchase option agreement dated April 12, 1996 between the Registrant and Jack Ferraro (incorporated by reference from Exhibit 10.3 of Quarterly Report of Form 10-QSB for the quarterly period ended March 31, 1996).

      4.4 Purchase option agreement dated April 12, 1996 between the Registrant and Jack Erlanger (incorporated by reference from Exhibit 10.4 of Quarterly Report of Form 10-QSB for the quarterly period ended March 31, 1996).

      4.5 Warrant agreement between Whale Securities Co., L.P. and the Company dated July 16, 1996 (incorporated by reference from Exhibit 4.1 of Quarterly Report of Form 10-QSB for the quarterly period ended September 30,
                        1996).

      4.6 Warrant agreement between Frog Hollow Partners and the Company dated July 16, 1996 (incorporated by reference from Exhibit 4.2 of Quarterly Report of Form 10-QSB for the quarterly period ended September 30, 1996).

      4.7 Purchase option agreement dated September 5, 1997 between the Registrant and Jack Ferraro

      10.1 Lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.1 of Registration Statement No. 33-70588-A).

      10.2 1993 Stock Plan, as amended (incorporated by reference from the Company's Proxy Statement dated October 1,
                        1996).

      10.3 Stock option agreement dated October 11, 1993 between the Registrant and Jeffrey Parker (incorporated by reference from Exhibit 10.13 of Registration Statement No.33-70588-A).

      10.4 Form of indemnification agreement between the Registrant and each of the directors and officers of the Registrant (incorporated by reference from Exhibit 10.15 of Registration Statement No.33-70588-A).

      10.5 First amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.21 of Annual Report on Form 10-KSB for the year ended December 31, 1995).

      10.6 Second amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.1 of Quarterly Report of Form 10-QSB for the quarterly period ended March 31,
                        1996).

      10.7              Consulting agreement between Whale Securities Co., L.P.
                        and the Company dated July 16, 1996, as amended (incorporated by reference from Exhibit 10.1 of Quarterly Report of Form 10-QSB for the quarterly period ended September 30, 1996).

      10.8 Third amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.19 of Annual Report of Form 10-KSB for the period ended December 31, 1996).

      23.1              Consent of Arthur Andersen LLP.

      27.1              Financial data schedule

(b) Reports on Form 8-K

None.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.

Date: March 30, 1998                             By:  /s/ Jeffrey Parker
                                                      ------------------
                                                 Jeffrey Parker
                                                 President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Jeffrey Parker                          Date:  March 30, 1998
     ------------------
     Jeffrey Parker
     Chairman of the Board,
      Chief Executive Officer
      and President

By:  /s/ Stacie Parker Wilf                      Date:  March 30, 1998
     ----------------------
     Stacie Parker Wilf
     Secretary, Treasurer and Director

By:  /s/ David F. Sorrells                       Date:  March 30, 1998
     ---------------------
     David F. Sorrells
     Chief Technical Officer and Director

By:  /s/ Cynthia Poehlman                        Date:  March 30, 1998
     --------------------
     Cynthia Poehlman
     Controller and Chief Accounting Officer

By:  /s/ Todd Parker                             Date:  March 30, 1998
     ----------------
     Todd Parker
     Director

By:  /s/ William L. Sammons                      Date:  March 30, 1998
     ----------------------
     William L. Sammons
     Director

By:  /s/ Arthur G. Yeager                        Date:  March 30, 1998
     --------------------
     Arthur G. Yeager
     Director