Form 10-Q
period 1998-03-31
PARKERVISION INC
filed 1998-05-14
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, 20549

                                    Form 10-Q
(Mark One)
   (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

   ( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
              For the transition period from ________to____________

                         Commission file number 0-22904
                                                -------

                               PARKERVISION, INC.
             (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No    .
                                       ---      ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No    .
                          ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 1998, 11,376,320 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements


The accompanying unaudited financial statements of ParkerVision, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for the year ended December 31, 1997.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                                                             March 31,
                                                               1998        December 31,
                 ASSETS                                     (unaudited)       1997
                 ------                                     -----------    -----------

CURRENT ASSETS:
   Cash and cash equivalents                                $ 5,772,724    $ 2,133,193
   Short-term investments                                    15,008,355     18,815,957
   Accounts receivable, net of allowance for
      doubtful accounts of $38,853 and $38,405 at
      March 31, 1998 and December 31, 1997, respectively        604,534        660,947
   Interest and other receivables                               168,544        386,634
   Inventories, net                                           4,063,864      2,970,087
   Prepaid expenses and other                                   959,714        610,915
                                                            -----------    -----------
            Total current assets                             26,577,735     25,577,733

LONG-TERM INVESTMENTS                                         7,869,582      9,494,404

PROPERTY AND EQUIPMENT, net                                   2,664,559      2,541,123

OTHER ASSETS, net                                             1,042,081      1,071,772
                                                            -----------    -----------

            Total assets                                    $38,153,957    $38,685,032
                                                            ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                                                             March 31,
                                                               1998        December 31,
      LIABILITIES AND SHAREHOLDERS' EQUITY                  (unaudited)       1997
      ------------------------------------                  -----------    -----------

CURRENT LIABILITIES:
   Accounts payable                                         $ 1,402,512    $   560,106
   Accrued expenses:
      Salaries and wages                                        185,342        313,267
      Professional fees and other                               305,773        259,096
   Deferred revenue                                              23,807         20,973
                                                            -----------    -----------
            Total current liabilities                         1,917,434      1,153,442


DEFERRED INCOME TAXES                                             4,678          4,678

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value, 1,000,000 shares
     authorized, none issued or outstanding                           0              0
   Common stock, $.01 par value, 20,000,000 shares
     authorized, 11,355,777 and 11,337,707 shares issued
     and outstanding at March 31, 1998 and December
     31, 1997, respectively                                     113,558        113,377
   Warrants outstanding                                       3,795,600      3,795,618
   Additional paid-in capital                                46,069,696     45,920,419
   Accumulated deficit                                      (13,747,009)   (12,302,502)
                                                            -----------    -----------
            Total shareholders' equity                       36,231,845     37,526,912
                                                            -----------    -----------

            Total liabilities and shareholders' equity      $38,153,957    $38,685,032
                                                            ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                       Three Months Ended
                                                  -----------------------------
                                                   March 31,         March 31,
                                                     1998              1997
                                                  -----------       -----------

Revenues, net                                     $ 1,964,994       $ 2,079,958
Cost of goods sold                                  1,332,590         1,159,136
                                                  -----------       -----------
   Gross margin                                       632,404           920,822

Research and development expenses                     997,568           695,576

Marketing and selling expenses                        962,991           774,875

General and administrative expenses                   519,647           368,354

Interest income                                      (403,295)         (174,902)
                                                  -----------       -----------

   Net loss                                       $(1,444,507)      $  (743,081)
                                                  ===========       ===========

   Basic loss per common share                    $     (0.13)      $     (0.07)
                                                  ===========       ===========


        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                Three Months Ended
                                                                     March 31,
                                                            ---------------------------
                                                                1998            1997
                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(1,444,507)    $  (743,081)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
     Depreciation and amortization                              153,476         136,196
    Provision for obsolete inventories                           30,000          50,000
    Changes in operating assets and liabilities:
      Decrease in accounts receivable, net                       56,413         231,594
      Decrease in interest and other receivables                218,090          55,219
      Increase in inventories, net                           (1,123,777)       (515,655)
      Increase in prepaid expenses                             (348,799)       (138,614)
      Increase in other assets                                  (27,349)        (22,762)
      Increase in accounts payable and accrued expenses         761,158         568,299
      Increase (decrease) in deferred revenue                     2,834         (18,518)
                                                            -----------     -----------
         Total adjustments                                     (277,954)        345,759
                                                            -----------     -----------
         Net cash used for operating activities              (1,722,461)       (397,322)
                                                            -----------     -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of investments                      5,500,000       1,000,000
   Purchase of property and equipment                          (287,448)       (149,757)
                                                            -----------     -----------
         Net cash provided by investing activities            5,212,552         850,243
                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                        149,440         230,113
                                                            -----------     -----------
         Net cash provided by financing activities              149,440         230,113
                                                            -----------     -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                       3,639,531         683,034

CASH AND CASH EQUIVALENTS, beginning of period                2,133,193       1,554,732
                                                            -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                    $ 5,772,724     $ 2,237,766
                                                            ===========     ===========

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.   ACCOUNTING POLICIES
     -------------------

     There have been no changes in accounting policies from those stated in the Annual Report on Form 10-KSB for the year ended December 31, 1997.

     Cash and Cash Equivalents. Cash and cash equivalents include overnight repurchase agreements and U.S. Treasury money market investments totaling approximately $5,697,000 and $1,845,000 at March 31, 1998 and December 31, 1997, respectively.


2.   LOSS PER SHARE
     --------------

     Basic loss per share is determined based on the weighted average number of common shares assumed to be outstanding during each period. Dilutive loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation as their effect is anti-dilutive. The weighted average number of common shares assumed to be outstanding for the three month periods ended March 31, 1998 and 1997 is 11,346,869 and 10,041,746, respectively.


3.   INVENTORIES:
     ------------

     Inventories consist of the following:

                                                   March 31,      December 31,
                                                     1998            1997
                                                  -----------     -----------
     Purchased materials                          $ 2,450,623     $ 1,948,581
     Work in process                                  514,389         378,859
     Finished goods                                 1,466,981       1,059,699
                                                  -----------     -----------
                                                    4,431,992       3,387,139
     Less allowance for inventory obsolescence       (368,128)       (417,052)
                                                  -----------     -----------
                                                  $ 4,063,864     $ 2,970,087
                                                   ===========     ===========


4.   SIGNIFICANT CUSTOMERS
     --------------------

     For the quarters ended March 31, 1998 and 1997, Vtel Corporation ("VTEL") accounted for approximately 21% and 50% of total revenues, respectively.

5.   STOCK OPTIONS
     -------------

     On February 2, 1998, the Company granted certain employees incentive stock options to purchase an aggregate of 8,000 shares of common stock and nonqualified stock options to purchase an aggregate of 200,000 shares of common stock at an exercise price of $15.625 per share. Options to purchase 150,000 shares vest ten years from the date of grant. Options for the remaining 58,000 shares vest ratably over five years. The options expire five years from the date they become exercisable.

     On March 10, 1998, the Company granted certain employees incentive stock options to purchase an aggregate of 15,000 shares of common stock at an exercise price of $19.00 per share. These options vest ratably over five years and expire five years from the date they become exercisable.

     In addition, on March 10, 1998, nonqualified stock options were granted to Messrs. Sammons, Sorrells, Yeager, Jeffrey Parker and Todd Parker and Ms. Wilf to purchase an aggregate of 87,500 shares of common stock at an exercise price of $19.00 per share. These options vest immediately and expire ten years from the date of grant.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
--------------------------

When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result", "management expects" or "Company expects", "will continue", "is anticipated", "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, including the timely development and acceptance of new products, sources of supply and concentration of customers. The Company has no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.


Results of  Operations  for Each of the Three Month Periods Ended March 31, 1998
--------------------------------------------------------------------------------
and 1997
--------

Revenues
--------

Revenues for the three months ended March 31, 1998 decreased by $114,964 as compared to the same period in 1997 due to a decrease in the number of cameras systems sold, offset somewhat by an increase in the average selling price per system and revenues generated from the Company's first beta site sales of its new studio production system. The Company sold 228 camera systems at an average selling price of $7,600 per system during the three months ended March 31, 1998, as compared to 342 systems at an average selling price of $6,100 for the three months ended March 31, 1997. The decrease in camera system sales is primarily a result of a decrease in systems sold to Vtel during the first quarter of 1998 when compared with the same quarter in 1997. The increase in the average selling price per system is primarily due to a change in the mix of products sold. In addition, the Company generated revenue from the sale of two studio systems to beta customers during the first quarter of 1998. The studio system is a new product which is expected to generate revenues averaging from $150,000 to $250,000 per system. The Company's ability to generate revenues from its new studio system is dependent upon market acceptance of this product.


Gross Margin
------------

For the three month periods ended March 31, 1998 and 1997, gross margins as a percentage of sales were 32.2% and 44.3%, respectively. This $288,418 decrease in margin is primarily due to the increased cost of placing a new product in production, pricing discounts offered on the initial beta sales of studio systems, and an increase in overhead costs as compared to the first quarter of 1997. The increase in overhead is primarily due to the increase in facility rental cost in September 1997.


Marketing and Selling Expenses
------------------------------

Marketing and selling expenses for the three month period ended March 31, 1998 increased $188,116 as compared to the same period in 1997. This increase is due to the establishment of a sales office in Oregon early in 1998, as well as increased advertising and production costs associated with launching the studio product.


Research and Development Expenses
---------------------------------

The Company's research and development expenses for the three month period ended March 31, 1998 increased $301,992 as compared to the same period in 1997. This increase is a result of increased personnel and related costs in order to develop the Company's studio product and wireless technology.


General and Administrative Expenses
-----------------------------------

For the three month period ended March 31, 1998, general and administrative expenses increased $151,293 over the same period in 1997. This increase is primarily a result of increased personnel costs, increased usage of outside professional services and the amortization of prepaid consulting fees.

Interest Income
---------------

Interest income for the three month period ended March 31, 1998 increased $228,393 from the same period in 1997. This increase is due to the investment of the proceeds from the Company's 1997 offerings, offset somewhat by the Company's use of proceeds from maturing investments to fund operations during 1997 and 1998.

Backlog
-------

As of March 31, 1998, the Company had a backlog of approximately $154,000, as compared to a backlog as of December 31, 1997 of approximately $31,000. Backlog consists of orders received which generally have a specified delivery schedule within three to five weeks of receipt. During the last two quarters, the Company has been able to reduce its delivery schedule for most products to approximately one week.

Liquidity and Capital Resources
-------------------------------

At March 31, 1998, the Company had working capital of $24,660,301, an increase of $236,010 from $24,424,291 at December 31, 1997. The Company's principal source of liquidity at March 31, 1998 consisted of $20,781,079 in cash and short-term investments. Until the Company generates sufficient revenues from system sales, it will be required to continue to utilize this source of liquidity to cover the continuing expense of product development, marketing and sales, and general administration. The Company believes this source of liquidity will provide sufficient resources to meet its cash requirements for the next twelve months as well as on a longer-term basis.



                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings.  Not Applicable.

ITEM 2.  Changes in Securities.


Sales of Unregistered Securities
--------------------------------

                                        Consideration received and       Exemption       If option, warrant or
                                      description of underwriting or        from         convertible security,
Date of      Title of      Number    other discounts to market price    registration     terms of exercise or
  sale       security       sold          afforded to purchasers          claimed             conversion
---------------------------------------------------------------------------------------------------------------
1/98 -     Common stock      17,970   Received proceeds of $148,253         4(2)         Underwriters warrants
3/98                                                                                       granted 11/30/93
                                                                                          exercisable through
                                                                                        11/30/98 at an exercise
                                                                                       price of $8.25 per share

1/98 -      Options to      310,500        Options granted - no             4(2)        Exercisable for periods
3/98         purchase                   consideration received by                      lasting from five to ten
           common stock                   Company until exercise                        years from the date the
            granted to                                                                   options first become
          directors and                                                                  vested, options vest
            employees                                                                    from one to ten years
           pursuant to                                                                  from the date of grant
           stock option                                                                   at exercise prices
               plan                                                                     ranging from $15.625 to
                                                                                           $19.00 per share


ITEM 3.  Defaults Upon Senior Securities.  Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.  Not Applicable.


ITEM 5.  Other Information.  Not applicable.


ITEM 6.  Exhibits and Reports on Form 8-K.

Exhibits

Exhibit 27.1   Financial Data Schedule

Reports on Form 8-K

On January 27, 1998, the Company filed a report on Form 8-K to report that IBM Corporation terminated its existing product development agreement with the Company which was entered into in July 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ParkerVision, Inc.
                                              Registrant



May 14, 1998                                  By: /s/ Jeffrey Parker
                                                  -------------------
                                                  Jeffrey Parker
                                                  Chairman, President and Chief
                                                  Executive Officer


May 14, 1998                                  By: /s/ Cynthia Poehlman
                                                  ---------------------
                                                  Cynthia Poehlman
                                                  Chief Accounting Officer