Form 10-Q
period 1998-06-30
PARKERVISION INC
filed 1998-08-14
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, 20549

                                    FORM 10-Q
(Mark One)
   (X)    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

   ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
                For the transition period from ________to________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 1998, 11,404,143 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements of ParkerVision, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for the year ended December 31, 1997.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                                                               June 30,
                                                                 1998         December 31,
               ASSETS                                         (unaudited)         1997
               ------                                        ------------     ------------

CURRENT ASSETS:
    Cash and cash equivalents                                 $  2,936,072     $  2,133,193
    Short-term investments                                      17,959,516       18,815,957
    Accounts receivable, net of allowance for
        doubtful accounts of $32,383 and $38,405 at
        June 30, 1998 and December 31, 1997, respectively        1,526,999          660,947
    Interest and other receivables                                 277,398          386,634
    Inventories, net                                             3,800,345        2,970,087
    Prepaid expenses and other                                     638,530          610,915
                                                              ------------     ------------
               Total current assets                             27,138,860       25,577,733
                                                              ------------     ------------

LONG-TERM INVESTMENTS                                            5,001,194        9,494,404
                                                              ------------     ------------

PROPERTY AND EQUIPMENT, net                                      2,915,685        2,541,123
                                                              ------------     ------------

OTHER ASSETS, net                                                1,257,650        1,071,772
                                                              ------------     ------------

               Total assets                                   $ 36,313,389     $ 38,685,032
                                                              ============     ============

      The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                                                                June 30,
                                                                  1998         December 31,
               LIABILITIES AND SHAREHOLDERS' EQUITY            (unaudited)         1997
               ------------------------------------           ------------     ------------

CURRENT LIABILITIES:
    Accounts payable                                          $    669,523     $    560,106
    Accrued expenses:
        Salaries and wages                                         260,765          313,267
        Professional fees and other                                353,883          259,096
    Deferred revenue                                                36,727           20,973
                                                              ------------     ------------
               Total current liabilities                         1,320,898        1,153,442
                                                              ------------     ------------

DEFERRED INCOME TAXES                                                4,678            4,678
                                                              ------------     ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

SHAREHOLDERS' EQUITY:
    Preferred stock, $1 par value, 1,000,000 shares
       authorized, none issued or outstanding                            0                0
    Common stock, $.01 par value, 20,000,000 shares
       Authorized, 11,404,143 and 11,337,707 shares issued
       and outstanding at June 30, 1998 and December
       31, 1997, respectively                                      114,042          113,377
    Warrants outstanding                                         3,795,532        3,795,618
    Additional paid-in capital                                  46,158,929       45,920,419
    Unrealized gain on investments available for sale               19,141                0
    Accumulated deficit                                        (15,099,831)     (12,302,502)
                                                              ------------     ------------
               Total shareholders' equity                       34,987,813       37,526,912
                                                              ------------     ------------

               Total liabilities and shareholders' equity     $ 36,313,389     $ 38,685,032
                                                              ============     ============

      The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                       Three months ended June 30,      Six months ended June 30,
                                                       ---------------------------     ---------------------------
                                                           1998            1997            1998            1997
                                                       -----------     -----------     -----------     -----------
Revenues, net                                          $ 2,589,781     $ 4,007,472     $ 4,554,775     $ 6,087,429
Cost of goods sold                                       1,492,396       2,172,974       2,824,986       3,332,110
                                                       -----------     -----------     -----------     -----------
    Gross margin                                         1,097,385       1,834,498       1,729,789       2,755,319

Marketing and selling expenses                           1,305,239       1,048,778       2,268,230       1,823,653

Research and development expenses                          885,287         752,497       1,882,855       1,448,073

General and administrative expenses                        650,087         469,093       1,169,734         837,446

Interest income                                           (390,406)       (168,138)       (793,701)       (343,040)
                                                       -----------     -----------     -----------     -----------

    Net loss                                           $(1,352,822)    $  (267,732)    $(2,797,329)    $(1,010,813)
                                                       ===========     ===========     ===========     ===========

    Basic loss per common share                        $     (0.12)    $     (0.03)    $     (0.25)    $     (0.10)
                                                       ===========     ===========     ===========     ===========

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                           Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                       ---------------------------     ---------------------------
                                                           1998            1997            1998            1997
                                                       -----------     -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(1,352,822)    $  (267,732)    $(2,797,329)    $(1,010,813)
  Adjustments to reconcile net loss to net cash
     used for operating activities:
      Depreciation and amortization                        178,600         175,279         332,076         311,471
      Provision for obsolete inventories                    60,000          30,000          90,000          80,000
      Changes in operating assets and liabilities:
        Increase in accounts receivable, net              (922,465)       (845,708)       (866,052)       (614,114)
        (Increase) decrease in interest and other
           receivables                                    (108,854)        (63,075)        109,236          (7,856)
        Decrease (increase) in inventories, net            203,519          28,286        (920,258)       (487,369)
        Decrease (increase) in prepaid expenses            321,184          79,036         (27,615)        (59,578)
        Increase in other assets                          (274,024)              0        (301,373)        (22,758)
        (Decrease) increase in accounts payable and
           accrued expenses                               (609,456)        284,605         151,702         852,904
        Increase (decrease) in deferred revenue             12,920           5,686          15,754         (12,832)
                                                       -----------     -----------     -----------     -----------
           Total adjustments                            (1,138,576)       (305,891)     (1,416,530)         39,868
                                                       -----------     -----------     -----------     -----------
           Net cash used for operating activities       (2,491,398)       (573,623)     (4,213,859)       (970,945)
                                                       -----------     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of investments                          0       3,000,000       5,500,000       4,000,000
  Purchase of property and equipment                      (434,903)       (601,305)       (722,351)       (751,062)
                                                       -----------     -----------     -----------     -----------
           Net cash (used for) provided by investing
              activities                                  (434,903)      2,398,695       4,777,649       3,248,938
                                                       -----------     -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                    89,649         350,888         239,089         581,001
                                                       -----------     -----------     -----------     -----------
           Net cash provided by financing activities        89,649         350,888         239,089         581,001
                                                       -----------     -----------     -----------     -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 (2,836,652)      2,175,960         802,879       2,858,994

CASH AND CASH EQUIVALENTS, beginning of period           5,772,724       2,237,766       2,133,193       1,554,732
                                                       -----------     -----------     -----------     -----------

CASH AND CASH EQUIVALENTS, end of period               $ 2,936,072     $ 4,413,726     $ 2,936,072     $ 4,413,726
                                                       ===========     ===========     ===========     ===========

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   ACCOUNTING POLICIES
     -------------------

     There have been no changes in accounting policies from those stated in the Annual Report on Form 10-KSB for the year ended December 31, 1997

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents include overnight repurchase agreements and U.S. Treasury money market investments totaling approximately $2,592,000 and $1,845,000 at June 30, 1998 and December 31, 1997, respectively.


2.   LOSS PER SHARE
     --------------

     Basic loss per share is determined based on the weighted average number of common shares assumed to be outstanding during each period. Dilutive loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation as their effect is anti-dilutive. The weighted average number of common shares assumed to be outstanding for the three month periods ended June 30, 1998 and 1997 is 11,391,388 and 10,098,482, respectively. The weighted average number of common shares assumed to be outstanding for the six month periods ended June 30, 1998 and 1997 is 11,369,251 and 10,069,160, respectively.


3.   INVENTORIES:
     ------------

Inventories consist of the following:

                                                     June 30,      December 31,
                                                       1998            1997
                                                   -----------     -----------
     Purchased materials                           $ 2,307,733     $ 1,948,581
     Work in process                                   594,243         378,859
     Finished goods                                  1,238,450       1,059,699
                                                   -----------     -----------
                                                     4,140,426       3,387,139
     Less allowance for inventory obsolescence        (340,081)       (417,052)
                                                   -----------     -----------
                                                   $ 3,800,345     $ 2,970,087
                                                   ===========     ===========

4.   SIGNIFICANT CUSTOMERS
     ---------------------

     For the three months ended June 30, 1998, Vtel Corporation and one other customer accounted for approximately 45% and 10% of total revenues, respectively. Vtel Corporation accounted for 50% of total revenues for the three months ended June 30, 1997.

     For the six month period ended June 30, 1998 and 1997, Vtel Corporation accounted for approximately 35% and 49% of total revenues, respectively.


5.   STOCK OPTIONS
     -------------

     In May, 1998, pursuant to an employment agreement, the Company authorized the grant of nonqualified stock options to purchase an aggregate of 476,625 shares of its common stock for $21.375 per share to Richard L. Sisisky, the Company's President and Chief Operating Officer. These options were not issued under a plan and they expire ten years from the date of grant. Options to purchase 226,625 shares vest over a five year period commencing on December 31, 1998. Options to purchase the remaining 250,000 shares vest approximately five and one half years from the date of grant, but may be accelerated based on certain performance criteria. In addition, the Company authorized the grant of incentive stock options, under the 1993 Stock Plan, to purchase an aggregate of 23,375 shares of its common stock for $21.375 per share to Mr. Sisisky. These options vest ratably over five years commencing on December 31, 1998.

     On May 26, 1998, the Company also granted certain employees incentive stock options under the 1993 stock plan to purchase an aggregate of 114,965 shares of common stock at an exercise price of $20.75 per share. These options vest ratably over three to five years and expire five years from the date they become exercisable.

     In addition, on May 26, 1998, the Company granted certain employees nonqualified stock options under the 1993 stock plan to purchase an aggregate of 65,000 shares of common stock at an exercise price of $20.75 per share. These options generally vest ten years from the date of grant and expire five years from the date they become exercisable.

     Options to purchase 331,230 shares of common stock were available for future grants under the 1993 stock plan at June 30, 1998.

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


RESULTS OF OPERATIONS FOR EACH OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 30,
--------------------------------------------------------------------------------
1998 AND 1997
-------------

Revenues
--------
Revenues for the three months ended June 30, 1998 were $2,589,781, as compared to $4,007,472 for the three months ended June 30, 1997. This decrease of $1,417,691 is primarily a result of a decrease in the number of camera systems sold, offset somewhat by an increase in the average selling price per camera system. The Company sold 381 camera systems during the three month period ended June 30, 1998, at an average selling price of approximately $6,800 per system. This compares to 694 camera system sales for the three month period ended June 30, 1997, at an average selling price of approximately $5,800 per system.

Revenues for the six months ended June 30, 1998 were $4,554,775, as compared to $6,087,429 for the six months ended June 30, 1997. This decrease of $1,532,654 is a result of a decrease in the number of camera systems sold, offset by an increase in the average selling price per camera system and revenues generated from the Company's first beta site sales of its studio production system. The Company sold 609 camera systems during the six month period ended June 30, 1998, at an average selling price of approximately $7,000 per system. This compares to 1,037 camera system sales for the six month period ended June 30, 1997, at an average selling price of approximately $5,900 per system.

Management believes the decrease in camera system sales for the three and six month periods is primarily due to the timing of OEM purchases, along with a change in the focus of the internal sales organization toward its new studio product. As of June 30, 1997, the Company had realized approximately 75% of its total 1997 revenues from OEM accounts. The Company believes its OEM sales will be more ratably distributed throughout the year in 1998. OEM accounts generally represent approximately 35% of the Company's total cameras revenues. In addition, early in 1998, the Company realigned its internal sales force to focus on the launch of its new studio product. The Company's studio systems are currently priced to generate from $150,000 to $250,000 and higher per system as compared to the average camera system selling price of approximately $6,500 to $7,000 per system. The Company's ability to generate revenues from its new studio system is dependent upon market acceptance of this product.

The decrease in system sales in 1998, as compared to the corresponding periods in 1997, is offset somewhat by increases in the average selling price per system. These increases are a result of the mix of products sold and the sales channels utilized. During the three and six months ended June 30, 1998, a larger percentage of the Company's revenues were generated from tracking camera systems and the international reseller sales channel, both of which carry a higher selling price per system. The average selling price per camera system is expected to decrease during the second half of 1998 due to one-time pricing promotions on certain single-chip camera systems.

Gross Margin
------------
For the three month periods ended June 30, 1998 and 1997, gross margins as a percentage of sales were 42.4% and 45.8%, respectively. This decrease is primarily due to an increase in overhead costs, primarily facility rental costs, when compared to the same period in 1997.

For the six month periods ended June 30, 1998 and 1997, gross margins as a percentage of sales were 38.0% and 45.3%, respectively. This decrease is primarily due to the cost of placing a new product, the studio system, into production, pricing discounts offered on the initial beta sales of studio, and an increase in overhead costs, primarily facility rental costs, for the first half of 1998 when compared to the same period in 1997.

Due to the pricing promotions planned for the second half of 1998, the Company anticipates a decline in gross margin as a percent of camera system sales for the remainder of 1998. This decline may be offset somewhat by sales of the Company's new studio product which are expected to generate margins similar to or higher than the existing camera system sales.

Marketing and Selling Expenses
------------------------------
Marketing and selling expenses were $1,305,239 for the three month period ended June 30, 1998, as compared to $1,048,778 for the same period in 1997. This increase of $256,461 is primarily due to increased trade show costs associated with launching the Company's studio product line along with the addition of a wireless sales office in Oregon early in 1998.

For the six month periods ended June 30, 1998 and 1997, marketing and selling expenses were $2,268,230 and $1,823,653, respectively. The increase of $444,577 is also attributable to increased trade show costs and the addition of a wireless sales office.

Research and Development Expenses
---------------------------------
The Company's research and development expenses were $885,287 and $752,497 for the three month periods ended June 30, 1998 and 1997, respectively. This increase of $132,790 is largely a result of increased resources dedicated to the continued development of the Company's wireless technology.

For the six month periods ended June 30, 1998 and 1997, research and development expenses were $1,882,855 and $1,448,073, respectively. This increase of $434,782 is primarily due to an increase in personnel and related costs for the development of the studio product and the Company's wireless technology.

General and Administrative Expenses
-----------------------------------
For the three month periods ended June 30, 1998 and 1997, general and administrative expenses were $650,087 and $469,093, respectively. This increase of $180,994 is primarily a result of increased personnel cost, increased use of outside professional services, and the amortization of prepaid consulting fees.

For  the  six  month  periods  ended  June  30,  1998  and  1997,   general  and
administrative expenses were $1,169,734 and $837,446, respectively. This increase of $332,288 is also attributable to increased personnel and professional services and the amortization of prepaid consulting fees.

Interest Income
---------------
Interest income was $390,406 and $168,138 for the three month periods ended June 30, 1998 and 1997, respectively, and $793,701 and $343,040 for the six month periods ended June 30, 1998 and 1997, respectively. The increase in interest income is due to the investment of the proceeds from the Company's 1997 offerings, offset somewhat by the Company's use of proceeds from maturing investments to fund operations during 1997 and 1998.

Backlog
-------
As of June 30, 1998, the Company had a backlog of approximately $346,000. Backlog consists of orders received that generally have a specified delivery schedule within three to five weeks of receipt. During the last three quarters the Company has been able to reduce its delivery schedule for most camera products to approximately one week.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1998, the Company had working capital of $25,817,962, an increase of $1,393,671 from $24,424,291 at December 31, 1997. This increase in working capital is primarily due to increases in accounts receivable and inventories. The increase in accounts receivable is primarily due to the higher sales volume for the second quarter of 1998 when compared to the fourth quarter of 1997. Increases in inventory reflect preparation for production of the studio product line.

The Company's principal source of liquidity at June 30, 1998 consisted of $20,895,588 in cash and short-term investments. Until the Company generates sufficient revenues from product sales, it will be required to continue to utilize this source of liquidity to cover the continuing expense of product development, marketing and general administration. The Company believes its source of liquidity will provide sufficient resources to meet its cash requirements for the next twelve months as well as on a longer-term basis.


                           PART II - OTHER INFORMATION


ITEM 3.  LEGAL PROCEEDINGS

Not applicable.


ITEM 2.  CHANGES IN SECURITIES

                        Sales of Unregistered Securities
                        --------------------------------

                                                Consideration received and        Exemption    If option, warrant or
                                              description of underwriting or        from       convertible security,
Date of                            Number     other discounts to market price   registration   terms of exercise or
 sale       Title of security       sold          afforded to purchasers           claimed          conversion
--------------------------------------------------------------------------------------------------------------------
5/98        Common stock           27,273    Cashless exercise of warrants;          4(2)
                                             50,000 warrants at a fair market
                                             value of $22 per share exchanged
                                             for 27,273 shares of common stock

5/98        Options to purchase   250,000    Options granted - no                    4(2)      Exercisable through
            common stock                     consideration received by                         6/15/08; options vest
            granted pursuant to              Company until exercise                            over five year period
            an employment                                                                      commencing 12/31/98 at
            agreement                                                                          an exercise price of
                                                                                               $21.375 per share


5/98        Options to purchase   250,000    Options granted - no                    4(2)      Exercisable through
            common stock                     consideration received by                         6/15/08 at an exercise
            granted pursuant to              Company until exercise                            price of $21.375 per
            an employment                                                                      share; options vest on
            agreement                                                                          the basis of three
                                                                                               criteria, the date
                                                                                               certain 12/15/03, or less
                                                                                               based on the price of a
                                                                                               share of common stock in
                                                                                               the years 1998 through
                                                                                               2002, or the percentage
                                                                                               increase in gross profit
                                                                                               of the Company over the
                                                                                               prior year

5/98        Options to purchase   114,965    Options granted - no                    4(2)      Exercisable for
            common stock                     consideration received by                         periods lasting from
            granted to                       Company until exercise                            five years from the
            employees pursuant                                                                 date the options
            to stock option                                                                    become vested; options
            plans                                                                              vest ratably over
                                                                                               three to five years
                                                                                               commencing May 26,
                                                                                               1998 at an exercise
                                                                                               price of $20.75 per
                                                                                               share

5/98        Options to purchase    65,000    Options granted - no                    4(2)      Exercisable for a
            common stock                     consideration received by                         period lasting five
            granted to                       Company until exercise                            years from the date
            employees pursuant                                                                 the options first
            to stock option plan                                                               become vested; options
                                                                                               vest from six to ten
                                                                                               years  at an exercise
                                                                                               price of $20.75 per
                                                                                               share

4/98 -      Common stock           13,543    Received proceeds of $47,487            4(2)      Underwriters warrants
6/98                                                                                           granted 11/30/93
                                                                                               exercisable through
                                                                                               11/30/98 at an
                                                                                               exercise price of
                                                                                               $8.25 per share

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on June 12, 1998. The stockholders elected Messrs. Jeffrey Parker, Todd Parker, David Sorrells, William Sammons and Arthur Yeager and Ms. Stacie Wilf as directors. The following is a tabulation of votes cast for and against and abstentions for each director:

                                        Votes Cast
                                 --------------------------
          Name                     For              Against          Abstentions
     ---------------------------------------------------------------------------
     Jeffrey Parker
     Todd Parker                 8,727,588            1,427                0
     David Sorrells              8,727,588            1,427                0
     William Sammons             8,727,588            1,427                0
     Arthur Yeager               8,727,588            1,427                0
     Stacie Wilf                 8,727,588            1,427                0


ITEM 5.  OTHER INFORMATION

Notice to Stockholders Regarding 1999 Annual Meeting of Stockholders:

Pursuant to Rule 14a-4 promulgated by the Securities and Exchange Commission, stockholders are advised that the Company's management will be permitted to exercise discretionary voting authority under proxies it solicits and obtains for the Company's 1999 Annual Meeting of Stockholders with respect to any proposal presented by a stockholder at such meeting, without any discussion of the proposal in the Company's proxy statement for such meeting, unless the
Company receives notice of such proposal at its principal office in Jacksonville, Florida not later than March 17, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
          Exhibit 27.1   Financial Data Schedule

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1998.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ParkerVision, Inc.
                                        Registrant


August 13, 1998                         By: /s/ Jeffrey Parker
                                            -------------------
                                            Jeffrey Parker
                                            Chairman and Chief Executive Officer


August 13, 1998                         By: /s/ Cynthia Poehlman
                                            ---------------------
                                            Cynthia Poehlman
                                            Chief Accounting Officer