Form 10-Q
period 1998-09-30
PARKERVISION INC
filed 1998-11-13
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, 20549

                                    FORM 10-Q
(Mark One)
    (X)         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

    ( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
               For the transition period from _________to_________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 30, 1998, 11,409,236 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited financial statements of ParkerVision, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-KSB for the year ended December 31, 1997.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                                                            September 30,
                                                                1998        December 31,
                    ASSETS                                   (unaudited)        1997
                    ------                                  ------------    ------------
CURRENT ASSETS:
    Cash and cash equivalents                               $  9,794,027    $  2,133,193
    Short-term investments                                    11,107,987      18,815,957
    Accounts receivable, net of allowance for doubtful
        accounts of $20,899 and $38,405 at September 30,
        1998 and December 31, 1997, respectively               1,355,960         660,947
    Interest and other receivables                               149,768         386,634
    Inventories, net                                           3,261,320       2,970,087
    Prepaid expenses and other                                   832,213         610,915
                                                            ------------    ------------
               Total current assets                           26,501,275      25,577,733
                                                            ------------    ------------

LONG-TERM INVESTMENTS                                          5,001,064       9,494,404
                                                            ------------    ------------

PROPERTY AND EQUIPMENT, net                                    2,767,767       2,541,123
                                                            ------------    ------------

OTHER ASSETS, net                                              1,827,341       1,071,772
                                                            ------------    ------------

               Total assets                                 $ 36,097,447    $ 38,685,032
                                                            ============    ============

      The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                                                            September 30,
                                                                1998        December 31,
        LIABILITIES AND SHAREHOLDERS' EQUITY                 (unaudited)        1997
        ------------------------------------                ------------    ------------
CURRENT LIABILITIES:
    Accounts payable                                        $    799,145    $    560,106
    Accrued expenses:
        Salaries and wages                                       221,234         313,267
        Other                                                    493,239         259,096
    Deferred revenue                                              42,062          20,973
                                                            ------------    ------------
               Total current liabilities                       1,555,680       1,153,442
                                                            ------------    ------------

DEFERRED INCOME TAXES                                              4,678           4,678
                                                            ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
    Preferred stock, $1 par value, 1,000,000 shares
        authorized, none issued or outstanding                         0               0
    Common stock, $.01 par value, 20,000,000 shares
        authorized, 11,404,312 and 11,337,707 shares
        issued and outstanding at September 30, 1998
        and December 31, 1997, respectively                      114,043         113,377
    Warrants outstanding                                       3,795,532       3,795,618
    Additional paid-in capital                                46,148,785      45,920,419
    Unrealized gain on investments available for sale            103,541               0
    Accumulated deficit                                      (15,624,812)    (12,302,502)
                                                            ------------    ------------
               Total shareholders' equity                     34,537,089      37,526,912
                                                            ------------    ------------

               Total liabilities and shareholders' equity   $ 36,097,447    $ 38,685,032
                                                            ============    ============

      The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                Three months ended                 Nine months ended
                                                                   September 30,                     September 30,
                                                           -----------------------------     -----------------------------
                                                               1998             1997             1998             1997
                                                           ------------     ------------     ------------     ------------

Revenues, net                                              $  3,079,494     $  2,887,216     $  7,634,269     $  8,974,645
Cost of goods sold                                            1,692,122        1,598,302        4,517,108        4,930,412
                                                           ------------     ------------     ------------     ------------
    Gross margin                                              1,387,372        1,288,914        3,117,161        4,044,233

Marketing and selling expenses                                  747,400          841,455        3,015,630        2,665,108

Research and development expenses                               825,644          723,461        2,708,499        2,171,534

General and administrative expenses                             694,106          519,566        1,863,840        1,357,012

Interest income                                                (354,797)        (233,047)      (1,148,498)        (576,087)
                                                           ------------     ------------     ------------     ------------

    Net loss                                               $   (524,981)    $   (562,521)    $ (3,322,310)    $ (1,573,334)
                                                           ============     ============     ============     ============

    Basic loss per common share                            $      (0.05)    $      (0.05)    $      (0.29)    $      (0.15)
                                                           ============     ============     ============     ============

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30,                     September 30,
                                                           -----------------------------     -----------------------------
                                                               1998             1997             1998             1997
                                                           ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $   (524,981)    $   (562,521)    $ (3,322,310)    $ (1,573,334)
  Adjustments to reconcile net loss to net cash
     used for operating activities:
      Depreciation and amortization                             205,019          145,571          537,095          457,042
        Provision for obsolete inventories                       60,000           30,000          150,000          110,000
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable, net         171,039          676,142         (695,013)          62,028
        Decrease in interest and other receivables              127,630           92,537          236,866           84,681
        Decrease (increase) in inventories, net                 479,025         (614,157)        (441,233)      (1,101,526)
        Increase in prepaid expenses                           (193,683)         (97,185)        (221,298)        (156,763)
        Increase in other assets                               (642,847)               0         (944,220)         (22,758)
        Increase (decrease) in accounts payable and
               accrued expenses                                 229,447         (285,652)         381,149          567,252
        Increase (decrease) in deferred revenue                   5,335           (9,089)          21,089          (21,921)
                                                           ------------     ------------     ------------     ------------
         Total adjustments                                      440,965          (61,833)        (975,565)         (21,965)
                                                           ------------     ------------     ------------     ------------
         Net cash used for operating activities                 (84,016)        (624,354)      (4,297,875)      (1,595,299)
                                                           ------------     ------------     ------------     ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments                                            0      (16,243,524)               0      (16,243,524)
   Proceeds from maturity of investments                      7,000,000                0       12,500,000        4,000,000
  Purchase of property and equipment                            (47,886)        (498,020)        (770,237)      (1,249,082)
                                                           ------------     ------------     ------------     ------------
         Net cash provided by (used for) investing
                  activities                                  6,952,114      (16,741,544)      11,729,763      (13,492,606)
                                                           ------------     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                        (10,143)      21,805,865          228,946       22,386,866
                                                           ------------     ------------     ------------     ------------
         Net cash provided by (used for) financing
                   activities                                   (10,143)      21,805,865          228,946       22,386,866
                                                           ------------     ------------     ------------     ------------

NET CHANGE IN CASH AND CASH
    EQUIVALENTS                                               6,857,955        4,439,967        7,660,834        7,298,961

CASH AND CASH EQUIVALENTS, beginning of
    period                                                    2,936,072        4,413,726        2,133,193        1,554,732
                                                           ------------     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                   $  9,794,027     $  8,853,693     $  9,794,027     $  8,853,693
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

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents include overnight repurchase agreements and U.S. Treasury money market investments totaling approximately $9,631,000 and $1,845,000 at September 30, 1998 and December 31, 1997, respectively.

2.   COMPREHENSIVE INCOME
     --------------------

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income" (SFAS
     130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity (net assets) of an entity during a period from transactions and other events and circumstances from non-owner sources.

     The Company reported total comprehensive income for the quarters ended September 30, 1998 and 1997 of $(440,581) and $(562,521), respectively.
     Adjustments to total comprehensive income for the third quarter of 1998 and 1997 included net gains of $84,400 and $0, respectively. The Company's total comprehensive income for the nine months ended September 30, 1998 and 1997 was $(3,218,769) and $(1,573,334), respectively. Adjustments to total comprehensive income for the nine month periods ended September 30, 1998 and 1997 included net gains of $103,541 and $0, respectively. These changes reflect a market value increase in available-for-sale securities for the quarters and nine month periods ended September 30, 1998 and 1997.

3.   LOSS PER SHARE
     --------------

     Basic loss per share is determined based on the weighted average number of common shares assumed to be outstanding during each period. Dilutive loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation as their effect is anti-dilutive. The weighted average number of common shares assumed to be outstanding for the three month periods ended September 30, 1998 and 1997 is 11,404,198 and 10,500,720, respectively. The weighted average number of common shares assumed to be outstanding for the nine month periods ended September 30, 1998 and 1997 is 11,381,348 and 10,215,099, respectively.

4.   INVENTORIES:
     ------------

     Inventories consist of the following:
                                                     September      December 31,
                                                     30, 1998           1997
                                                    -----------     -----------
       Purchased materials                          $ 1,952,562     $ 1,948,581
       Work in process                                  526,197         378,859
       Finished goods                                 1,131,467       1,059,699
                                                    -----------     -----------
                                                      3,610,226       3,387,139
       Less allowance for inventory obsolescence       (348,906)       (417,052)
                                                    -----------     -----------
                                                    $ 3,261,320     $ 2,970,087
                                                    ===========     ===========

5.   SIGNIFICANT CUSTOMERS
     ---------------------

     For the three months ended September 30, 1998 and 1997, Vtel Corporation accounted for approximately 30% and 16% of total revenues, respectively.

     For the nine month periods ended September 30, 1998 and 1997, Vtel Corporation accounted for approximately 32% and 38% of total revenues, respectively.


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

RESULTS  OF  OPERATIONS  FOR EACH OF THE  THREE  AND NINE  MONTH  PERIODS  ENDED
--------------------------------------------------------------------------------
SEPTEMBER 30, 1998 AND 1997
---------------------------

Revenues
--------
Revenues for the three months ended September 30, 1998 were $3,079,494, as compared to $2,887,216 for the three months ended September 30, 1997. This increase of $192,278 is primarily a result of an increase in the average selling price per camera system. The Company sold 439 camera systems during the three month period ended September 30, 1998, at an average selling price of approximately $7,000 per system. This compares to 448 camera system sales for the three month period ended September 30, 1997, at an average selling price of approximately $6,400 per system. The increase in the average selling price per system is due to the mix of products sold, offset somewhat by a promotional price reduction on certain single-chip camera systems during the third quarter of 1998.

Revenues for the nine months ended September 30, 1998 were $7,634,269, as compared to $8,974,645 for the nine months ended September 30, 1997. This decrease of $1,340,376 is a result of a decrease in the number of camera systems sold, offset by revenues generated from the Company's first beta site sales of its studio system and an increase in the average selling price per camera system. The Company sold 1,048 camera systems during the nine month period ended September 30, 1998, at an average selling price of approximately $7,000 per system. This compares to 1,485 camera system sales for the nine month period ended September 30, 1997, at an average selling price of approximately $6,000 per system. The increase in average selling price is a result of the mix of products sold and the sales channels utilized. Management believes the decrease in camera system sales for the nine month period is primarily due to a change in the focus of the internal sales organization toward its new studio product. The Company anticipates its current sales efforts will result in increased revenues from the studio product line in 1999.

Gross Margin
------------
For the three month periods ended September 30, 1998 and 1997, gross margins as a percentage of sales were 45.1% and 44.6%, respectively. This increase is primarily due to the mix of products sold and increased production efficiencies when compared to the same period in 1997.

For the nine month periods ended September 30, 1998 and 1997, gross margins as a percentage of sales were 40.8% and 45.1%, respectively. This decrease is primarily due to the cost of placing a new product, the studio system, into production, pricing discounts offered on the initial beta sales of studio, and an increase in overhead costs, primarily facility rental costs, for the first half of 1998 when compared to the same period in 1997.

Due to pricing promotions on certain single-chip products during the second half of 1998, the Company anticipates a potential decline in gross margin as a percent of camera system sales for the remainder of 1998. This decline may be offset somewhat by changes in the mix of products sold.

Marketing and Selling Expenses
------------------------------
Marketing and selling expenses were $747,400 for the three month period ended September 30, 1998, as compared to $841,455 for the same period in 1997. This decrease of $94,055 is primarily due to a reduction in travel and personnel costs, offset somewhat by increased promotional expenses related to the Company's studio product.

For the nine month periods ended September 30, 1998 and 1997, marketing and selling expenses were $3,015,630 and $2,665,108, respectively. The increase of $350,522 is attributable to increased trade show costs and wireless sales expenses, offset somewhat by a reduction in travel and personnel costs.

Research and Development Expenses
---------------------------------
The Company's research and development expenses were $825,644 and $723,461 for the three month periods ended September 30, 1998 and 1997, respectively. This increase of $102,183 is largely a result of increased resources dedicated to the continued development of the Company's wireless technology.

For the nine month periods ended September 30, 1998 and 1997, research and development expenses were $2,708,499 and $2,171,534, respectively. This increase of $536,965 is also attributable to increased resources dedicated to the wireless technology.

General and Administrative Expenses
-----------------------------------
For the three month periods ended September 30, 1998 and 1997, general and administrative expenses were $694,106 and $519,566, respectively. This increase of $174,540 is primarily a result of increased personnel and increased use of outside professional services.

For the nine month periods ended September 30, 1998 and 1997, general and administrative expenses were $1,863,840 and $1,357,012, respectively. This increase of $506,828 is attributable to increased personnel, increased use of outside professional services and the amortization of prepaid consulting fees.

Interest Income
---------------
Interest income was $354,797 and $233,047 for the three month periods ended September 30, 1998 and 1997, respectively, and $1,148,498 and $576,087 for the nine month periods ended September 30, 1998 and 1997, respectively. The increase in interest income is due to the investment of the proceeds from the Company's 1997 offerings, offset somewhat by the Company's use of proceeds from maturing investments to fund operations during 1997 and 1998.

Backlog
-------
As of September 30, 1998, the Company had a backlog of approximately $740,000. Backlog consists of orders received that generally have a specified delivery schedule within three to five weeks of receipt.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 1998, the Company had working capital of $24,945,595, an increase of $521,304 from $24,424,291 at December 31, 1997. This increase in working capital is primarily due to increases in accounts receivable and inventories. The increase in accounts receivable is primarily due to the higher sales volume for the third quarter of 1998 when compared to the fourth quarter of 1997. Increases in inventory reflect preparation for production of the studio product line.

The Company's principal source of liquidity at September 30, 1998 consisted of $20,902,014 in cash and short-term investments. Until the Company generates sufficient revenues from product sales, it will be required to continue to utilize this source of liquidity to cover the continuing expense of product development, marketing and general administration. The Company believes its source of liquidity will provide sufficient resources to meet its cash requirements for the next twelve months as well as on a longer-term basis.

YEAR 2000 READINESS
-------------------

The Company is in the process of evaluating the potential impact of the situation commonly referred to as the "Year 2000" (Y2K) issue. This issue concerns the inability of information systems to properly recognize and process date sensitive information relating to the year 2000 and beyond. The inability to properly interpret dates beyond the year 1999 could lead to business disruptions.

The Company has formed an internal Y2K team to assess the Company's products, its internal information systems and processes, and its third party suppliers for Y2K readiness. The team has identified existing systems which require action and is in the process of developing and executing plans to make corrections in affected areas prior to the issue causing any disruption of normal business activities.

The majority of the Company's products that are installed or available for sale have either successfully passed Y2K compliance testing or have been deemed Y2K not-applicable by virtue of the fact that they do not process date information in any manner. The Company anticipates completion of testing for all of its products by March 1999. Although the Company's Y2K compliant products have, or will have, undergone the Company's normal quality testing procedures, there can be no assurance that these products, or third-party products used with the Company's products, do not contain undetected errors or defects associated with Y2K date functions that may materially or adversely affect the Company.

The Company primarily utilizes third party software packages for its internal information systems and processes. Many of these packages have already been rendered Y2K compliant by the manufacturers, and as a part of ongoing support agreements with these manufacturers, the Company is able to upgrade to Y2K compliant versions at minimal to no additional cost. As a result, efforts required to modify the Company's business systems have been minimized. The Company expects its principal internal management information systems to be fully Y2K compliant by mid-1999. The Company is examining and taking steps to ensure that its manufacturing processes will not be interrupted and its facilities infrastructure will not experience any failures or difficulties as a result of the year 2000 issues.

The Company also faces risks and uncertainties to the extent that third party suppliers of products, service and systems on which the Company relies do not have business systems or products that comply with the Y2K requirements. The Company has initiated communications with all of its significant suppliers and customers to determine the extent to which the Company's systems and products are vulnerable to those third parties' failure to remediate their own Y2K issues. There is no guarantee that the systems or products of other companies on which the Company relies will be timely converted and would not have an adverse effect on the Company's systems or products. The Company's Y2K team is in the process of identifying what actions are needed to mitigate vulnerability to problems related to enterprises with which the Company interacts.

Based on the status of its assessment to date, the Company does not anticipate significant costs or lost revenue associated with the Y2K issue that would have a material adverse effect on the Company's operating results or financial condition.


                           PART II - OTHER INFORMATION

ITEM 3.   LEGAL PROCEEDINGS

Not applicable.

ITEM 2.   CHANGES IN SECURITIES

                        Sales of Unregistered Securities
                        --------------------------------

                                                  Consideration received and      Exemption     If option, warrant or
                                               description of underwriting or        from       convertible security,
Date of sale                         Number    other discounts to market price   registration   terms of exercise or
                Title of security     sold         afforded to purchasers          claimed           conversion
-------------   -----------------    ------    -------------------------------   ------------   ---------------------
8/98               Common stock       169        Received proceeds of $1,394          4(2)      Underwriters warrants
                                                                                                granted 11/30/93
                                                                                                exercisable through
                                                                                                11/30/98 at an
                                                                                                exercise price of
                                                                                                $8.25 per share

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          Exhibit 27.1   Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ParkerVision, Inc.
                                        Registrant



November 13, 1998                       By: /s/ Jeffrey Parker
                                           -------------------
                                           Jeffrey Parker
                                           Chairman and Chief Executive Officer


November 13, 1998                       By: /s/ Cynthia Poehlman
                                           ---------------------
                                           Cynthia Poehlman
                                           Chief Accounting Officer