Form 10-K405
period 1998-12-31
PARKERVISION INC
filed 1999-03-31
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-K

(Mark One)    (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

              ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES ACT OF 1934
                   For the transition period from ________to__________

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

           Securities registered pursuant to Section12(b) of the Act:
                                      NONE

             Securities registered pursuant to Sec12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

As of March 16, 1999, the aggregate market value of the Issuer's Common Stock, $.01 par value, held by non-affiliates of the Issuer was approximately $184,372,216 (based upon $26.063 per share closing price on that date, as reported by the NASDAQ National Market).

As of March 16, 1999, 11,757,208 shares of the Issuer's Common Stock were outstanding.

Documents incorporated by reference: Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 1999 Annual Meeting are incorporated by reference into Part III.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ParkerVision, Inc. (the "Company") is engaged in the design, development and marketing of microelectronic hardware and software with various applications in the communications industry. The Company develops and markets automated video camera control systems and automated production systems. In addition, the Company is developing a wireless radio frequency ("RF") technology, which the Company believes has the potential to be applied to a broad range of wireless applications and replaces certain traditional RF hardware. The Company was incorporated under the laws of the state of Florida on August 22, 1989.

Approximately 97% of the Company's revenues in 1998 and 100% of revenues prior to 1998 have been generated from its automated video camera control systems, marketed under the tradename CameraMan(R). These systems were developed to allow the creation of professional-quality video communication by non-professional video users. These systems include a proprietary "tracking" technology that allows a video user to appear in the video while also controlling the camera. The Company markets to certain educational and videoconferencing segments of the commercial markets where audiovisual solutions have become increasingly popular for communication, training, presentation, instructional and educational needs. The Company offers its CameraMan(R) products in a variety of application-specific packages designed for the distance education and videoconferencing markets. In 1995, the Company entered into a joint product development agreement with VTEL Corporation ("VTEL"), a manufacturer of visual communications systems. This agreement provided for the integration of CameraMan(R) camera products with certain VTEL products to create fully integrated videoconferencing systems.

The Company's automated production systems, marketed under the tradenames PVTV(TM) or STUDIO(TM), were designed specifically to meet the needs of studio production markets. The PVTV(TM) product line includes a professional, broadcast quality video production system that integrates video, audio, machine control and camera control functions into an intelligent single-operator station. The system was designed to allow organizations to economize their resources by maximizing their production capabilities. A single operator can control, in parallel, the production functions that traditionally require as many as six to twelve individuals to operate.

The Company installed three PVTV(TM) beta sites in 1998 -- a cable network operator, a broadcast news station and an educational facility. The Company worked extensively with its beta sites during 1998 and increased the technological capabilities of its system to include late breaking news functionality and integration of a widely used news automation service. The Company also focused much of 1998 on filing patents to protect its proprietary technologies as they relate to the PVTV(TM) system.

The Company's wireless RF technology was discovered as a result of research efforts targeted at improving the wireless capabilities of its automated camera control systems. In 1996, the Company filed its first patent related to these research efforts and announced the development of a new wireless technology. Late in 1997, the Company announced the invention of a universal direct conversion receiver chip, called Eddie(TM), which the Company believes to represent a major breakthrough in wireless RF receiver technology. The Company believes its invention dramatically simplifies wireless RF receiver electronics and delivers a high level of performance at a low cost, relative to other currently available technology.

In 1997, the Company entered into an agreement with the IBM Corporation ("IBM") for the development, manufacture and marketing, under IBM's name, of wireless personal computer peripheral products utilizing the Company's proprietary technology. Throughout 1997, the Company continued to work toward integrating its technology into integrated circuits ("IC"), resulting in the completion of its first wireless IC called Eddie(TM). In January 1998, IBM terminated its agreement with the Company prior to testing of the new universal direct conversion receiver IC. Also in January 1998, the Company contracted with The Boeing Company ("Boeing"), an independent testing laboratory, to test its wireless technology. Boeing verified the Company's claims for the technology in a series of tests conducted in February 1998.

In July 1998, the Company announced its belief that its wireless technology, officially named Direct2Data(TM), or D2D(TM) has the capability to become the new standard for RF receiver technology, replacing decades-old heterodyne RF architecture. The Company focused much of the remainder of 1998 on filing patents to protect its intellectual property and continuing to develop enhancements of the technology.

In December 1998, Questar InfoComm, Inc., a subsidiary of Questar Corporation, independently confirmed the performance of the Company's D2D(TM) technology. Questar InfoComm also invested $5 million in ParkerVision common stock in a private placement transaction and signed a letter of intent to jointly develop products utilizing the Company's D2D(TM) technology.

PRODUCTS
--------

The Company's CameraMan(R) automated video camera control systems utilizes a portable, computerized base which pans and tilts simultaneously to achieve fluid motion, into which is integrated a professional quality single-chip or three-chip imaging camera that provides the system camera control functions, such as auto-focus and auto-image control. The base unit also includes a proprietary automatic tracking capability. Additional peripheral devices are available to control the automatic tracking functions and to remotely control base unit and camera functions. CameraMan(R) camera products are offered in a variety of application-specific packages.

For the distance education market, the Company offers Presenter and Student Camera systems. The presenter system allows a presenter, or instructor, to wear a tracking device with built-in microphone, so that the camera will automatically follow the presenter's movements throughout a room. The student system includes a student response feature allowing students to "raise their hands" electronically by pressing a locator button on a microphone. The camera will then automatically recall the student's location thereby providing educators and students with an "eye to eye" level of communication. For the videoconferencing market, the Company offers a Personal Locator system. This system allows each videoconferencing participant to program his or her personal location preset and then recall that preset at the touch of a button on that individual's keypad. The system also includes a chairperson keypad with "system lockout" functionality for meeting control. For general-purpose commercial applications where a high-quality, full-featured pan/tilt system is desired but tracking capability is not needed, the Company offers a General Pan/Tilt system. This system is field upgradable to all other application-specific systems and, as a result, is easily adaptable to distance education and videoconferencing applications.

All of the Company's single-chip application-specific packages are available in a VTEL-labeled product line. The basic difference between the VTEL-labeled products and the Company's other products is the ability for the VTEL products to be factory integrated with select VTEL equipment.

The Company's automated camera control systems have list prices ranging from approximately $5,000 to $10,000 for a single-chip system and $19,000 to $30,000 for a three-chip system.

The Company's PVTV(TM) or STUDIO(TM) systems provides fully-integrated, PC-based production systems with unique functionality. These systems incorporate two or more CameraMan(R) single-chip or three-chip camera systems with additional audio, video and machine control functions, a graphical user interface and software based on a Microsoft(R) operating system. A proprietary "transition macro" technology allows the system operator to build, revise and preview a production in storyboard fashion and then run the entire live or live-to-tape production with the press of one button. These systems also allow the operator to manually pause or interrupt the automated production, as needed, for insertion of changes. In addition to CameraMan(R) cameras, the PVTV(TM) systems can work with other video sources such as satellite feeds, compression/decompression devices and cameras produced by other manufacturers.

The PVTV(TM) product line is currently available in three application-specific packages. The StudioONE(TM) system is a base line system with limited video/audio inputs/outputs ("I/O") and limited control ports. This system offers various options, which enhance the system functionality. The StudioONE(TM) system is applicable to certain educational and corporate environments and its list price ranges from $80,000 to $150,000, depending upon the upgrade options required. The StudioPRO(TM) system includes the same base functionality of the StudioONE, but adds system enhancements such as additional video/audio I/O, additional control ports, and general purpose interface ("GPI") control which allows the integration of non-protocal peripheral equipment. The StudioPRO(TM) system is applicable to educational, corporate and some broadcast environments and its list price ranges from $160,000 to $250,000. The StudioPRO(TM) system can be upgraded to a StudioNEWS(TM) system, which is the highest end system currently available from the Company. The StudioNEWS(TM) system adds proprietary functionality to allow for the insertion of late breaking news in a live broadcast environment. In addition, StudioNEWS(TM) allows for multi-script format and integration of a news automation system. This system is most applicable to the broadcast and cable production markets. The list price for a StudioNEWS(TM) system ranges from $250,000 to $350,000.

The PVTV(TM) product line includes components that may be packaged with the base STUDIO(TM) system to provide additional functionality. These systems include the ScriptViewer(TM) and Shot Director(TM) systems. The ScriptViewer(TM) system is a robotic, automated teleprompter system for CameraMan(R) cameras that integrates with STUDIO(TM). The Shot Director(TM) is a joystick controller which is compatible with both single-chip and three-chip CameraMan(R) camera systems and provides real-time camera control and setup functionality for up to sixteen CameraMan(R) cameras. The Shot Director(TM) is packaged with the STUDIO(TM) as well as offered as a stand-alone system for use with CameraMan(R) cameras.

MARKETING AND SALES
-------------------

The CameraMan(R) video camera control systems and the PVTV(TM) automated production systems are marketed to educators, corporate professionals and broadcasters who make use of audiovisual, telecommunications and production systems in distance education, videoconferencing, and live or live-to-tape broadcasts. In the education market, the Company targets universities, colleges, primary schools, hospitals/clinics, and corporate/government training facilities. The Company believes telecommunications technologies are a trend in education resulting in teaching programs which are more timely, more accessible, and more cost-effective per student. In the videoconferencing market, the Company targets corporations who are utilizing on-site videoconferencing rooms for long-distance training and communication among corporate personnel, customers, clients and suppliers. In the broadcast production market, the Company targets broadcast and cable networks/stations, independent studios and corporate, education, healthcare, religious and government studios.

System sales are directed by an internal sales staff and a network of authorized audiovisual product dealers, telecommunication dealers and systems integrators who design and specify audiovisual and production equipment of various manufacturers. In addition, the Company maintains national account sales arrangements, such as the program with VTEL, for specific applications and targeted commercial markets.

The majority of the Company's authorized dealers are located throughout the United States and Canada. During 1997, the Company began expanding its audiovisual dealer network to include certain international markets, primarily Asia.

The Company currently supports its distribution channels with marketing programs to promote its products. These include targeted trade advertising, direct mail campaigns, lead generation/fulfillment, tradeshow attendance and live demonstration facilities. In addition, the Company provides training of its dealers' and national accounts' sales, support and installation personnel.

The Company's revenues by distribution channel are as follows:

        Distribution Channel          1998      1997      1996
    ----------------------------     ------    ------    ------

    National Resellers                 50%       59%       64%
    OEM Customers                      39%       36%       35%
    International Resellers             8%        5%        1%
    Direct                              3%        0%        0%

VTEL accounted for approximately 35% of the Company's revenues in 1998, 1997 and 1996. No other customer accounted for more than 10% of the Company's revenues in 1998 or 1997. In 1996, an audiovisual reseller, TeleMeasurements, Inc., accounted for approximately 11% of the Company's revenues.

The Company plans to commercialize its D2D(TM) wireless technology by pursuing strategic partnerships and licensing arrangements. The Company intends to market its technology to semiconductor companies, wireless product companies, and third party RF system design companies. The Company may also consider additional strategies for marketing its technology including, but not limited to, (a) contracting with a foundry to manufacture IC's which the Company could then sell direct to product companies, (b) entering into joint product development arrangements for the development of specific products utilizing the wireless technology, and (c) developing and marketing its own wireless RF products. Currently the Company has not finalized any formal arrangements for the sale or licensing of its D2D(TM) technology.

COMPETITION
-----------

The videoconferencing industry, which includes distance education, is highly competitive. The Company is aware of certain other companies that have commercialized or developed technologies and products, which are competitive with certain functions of the CameraMan(R), automated camera control systems. Several manufacturers of pan/tilt heads compete with the Company's camera systems. Some of these pan/tilt heads have limited preset location capabilities, but they offer no tracking capabilities and must be operated manually. Some of the above mentioned products sell for more than the CameraMan(R) camera system while others sell at prices similar to, or less than, that of the CameraMan(R) system, but offer limited functions. Both Canon and Sony offer systems with certain automatic tracking capabilities. The Canon system requires integration of third party software and a personal computer with specific video hardware in order to perform certain tracking functions. The Sony system offers a visual/color-tracking technology embodied within their camera. While the Canon and Sony systems are offered at prices similar to, or less than, the CameraMan(R) system, the Company believes these systems have a significantly lower level of performance than the CameraMan(R) system and do not have the application-specific flexibility that is incorporated with the Company's products. The Company believes that it competes principally on the basis of the capabilities of the CameraMan(R) camera system, ease of system application, and system flexibility.

The studio production industry is also highly competitive. Tektronics, Sony Corporation, Panasonic Corporation, Ross, and Echolabs, among others, offer video switchers and various other products for studio environments. A traditional audio/video production environment involves the coordination of multiple operators who independently operate various pieces of equipment in parallel to achieve audio, video, machine and camera control functions. The Company is not aware of any competitors who currently offer a system solution that integrates audio, video, machine control and camera control through a single interface and provides the technology to allow these functions to operate automatically and in parallel. The Company intends to compete based on the acquisition of patents on its proprietary "transition macro" technology and continued enhancements of its system to offer users more automation and functionality than its competitors.

Many of the Company's competitors, in both the videoconferencing and studio production industries, are well-established, have substantially greater financial and other resources than the Company, have established reputations for success in the development, sale and service of products, and have significant advertising budgets to permit them to implement extensive advertising and promotional campaigns in response to competitors. Certain of these competitors dominate their respective industries and have the financial resources necessary to enable them to withstand substantial price competition, which is expected to increase, and downturns in the markets for communication products.

Although the Company is still researching and developing its wireless technology and it believes it represents a significant advancement in RF technology, the Company anticipates that it will encounter competition in this area once it begins commercialization, as well as resistance to change as is common with the introduction of new technologies. The Company believes that one source of competition will be from older technological solutions which designers and manufacturers are currently using and about which they are knowledgeable. The Company expects this to persist until its technology is more widely acknowledged and utilized. Another source of competition may arise from other RF technologies that are in development but which not have yet emerged. Although the Company expects to compete in this market on the basis of its patented technology, it is possible that competitors will attempt to find alternative solutions or develop superior technology.

PRODUCTION AND SUPPLY

The Company engages in assembly operations for its automated video camera control and production systems at its facility in Jacksonville, Florida. The Company's operations involve the inspection of each component, assembly of the system's electronic circuitry and other components, a series of quality specification measurements, and various other computer, visual and physical tests, including product field testing to certify final performance specifications. The Company believes that it has sufficient production capacity to satisfy increased demand for these systems for the foreseeable future. The Company obtains all of its component parts, including standard electronic components and specially designed components, from third-party manufacturers.

The Company currently purchases all of its requirements of specially designed component parts from single-source suppliers. The Company owns the design and dies for such components and believes that alternative sources of supply for such components are available. In addition, the Company purchases the camera modules for its automated camera systems and several of the hardware components for its automated production systems from single-source suppliers. Alternative sources of supply would require modifications to existing systems. The Company maintains blanket orders and/or purchase contracts with these suppliers. The Company purchases other system components pursuant to purchase orders placed from time to time in the ordinary course of business.

For the years ended December 31, 1998, 1997 and 1996, one supplier accounted for approximately 18%, 40% and 21%, respectively of the Company's component purchases. This supplier is the single-source supplier of the Company's camera modules for its automated camera systems. No other supplier accounted for more than 15% of the Company's component purchases in 1998, 1997 or 1996.

At December 31, 1998, the Company had commitments to purchase camera modules and other parts totaling approximately $462,000 through 1999. The Company is substantially dependent on the ability of its suppliers, among other things, to satisfy performance and quality specifications and dedicate sufficient production capacity for components within scheduled delivery times. Failure or delay by the Company's suppliers in supplying necessary components to the Company would adversely affect the Company's ability to obtain and deliver products on a timely and competitive basis. The Company endeavors to mitigate the potential adverse effect of supply interruptions by carefully qualifying vendors on the basis of quality and dependability, and by maintaining an inventory of certain components, but there can be no assurances that such components will be readily available when needed.

The Company's sales cycle for its camera and studio products is estimated to be from one to eighteen months. The period from execution of a customer's purchase order to delivery of a CameraMan(R) camera system is typically one to four weeks. The period from execution of a customer's purchase contract to delivery and installation for a studio system can range from three weeks to six months, depending upon peripheral equipment requirements and the readiness of the customer's site. The Company attempts to forecast orders and to purchase long lead-time components in advance of receipt of purchase orders to permit it to provide deliveries of completed systems within its standard delivery period. At December 31, 1998, the Company maintained an inventory of standard electronic and other system components of $1,996,573. Substantially all of the Company's systems are delivered to customers by common carrier.

The Company offers a one-year limited warranty on its camera products and a ninety-day warranty on its studio products covering defects in workmanship and materials and software bugs. During the warranty period the Company will replace parts and make repairs to system components at its expense. The Company records a reserve for future warranty costs at the time of sale. Extended support and service contracts are offered to the customer to cover hardware repair as well as software support and upgrades for the studio systems. The revenues from these extended support contracts are recognized ratably over the service period.

PATENTS AND TRADEMARKS
----------------------

The Company holds or has filed multiple patents related to its automated camera control systems, its automated production systems and its wireless technology. The Company currently holds twelve United States patents and five foreign patents covering certain tracking functions and methods for controlling the field of view in an automatic tracking camera system. The Company has also filed five provisional applications and has applied for fourteen additional United States patents and seven additional foreign patents relating to its products and technologies.

The Company promotes the ParkerVision and CameraMan trademarks in connection with its marketing activities and holds United States trademark registrations for such marks. In addition, the Company has applied to register other trademarks, including PVTV(TM), Direct2Data(TM) and D2D(TM).

GOVERNMENT REGULATION
---------------------

The Company utilizes wireless communications in its CameraMan(R) camera and PVTV(TM) systems and in its D2D(TM) technology. These wireless communications utilize infrared and radio frequency technology that is subject to regulation by the Federal Communications Commission ("FCC"). The Company has obtained, or is in the process of obtaining, all licenses and approvals necessary for the operation of its products. There can be no assurance that, in the future, the Company will be able to obtain required licenses or that the FCC will not require the Company to comply with more stringent licensing requirements. Failure or delay in obtaining required licenses would have a material adverse effect on the Company. In addition, expansion of the Company's operations into certain foreign markets may require the Company to obtain additional licenses for its products. Amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into foreign jurisdictions, could require the Company to alter methods of operations at costs that could be substantial, which could have an adverse effect on the Company. There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable laws and regulations and licensing requirements.

RESEARCH AND DEVELOPMENT
------------------------

For the years ended December 31, 1998, 1997 and 1996, the Company expended approximately $3,825,000, $3,296,000 and $1,483,000, respectively, on research and development.

For the past three years, the Company's principal research and development efforts have been devoted to the development of the PVTV(TM) product line and the D2D(TM) technology.

PVTV (TM)
---------
Development of the initial STUDIO(TM) system was completed in 1998 and beta sites were installed. Since that time, the Company's engineering staff has continued to develop technology enhancements to the system, including integration of a widely-used news automation service and development of the proprietary late-breaking news technology that are key features of the StudioNEWS(TM) product. The Company plans to continue to devote research and development efforts to the PVTV(TM) product line and expects to introduce several additional systems and features in 1999 including a digital studio product line, integration of additional news automation systems and an open platform studio system that will allow robotic control of other manufacturers' cameras.

Direct2Data(TM)
---------------
The Company believes its D2D(TM) technology represents a completely new micro electronic circuit architecture that has the capability of replacing RF heterodyne architecture which is the current industry standard in wireless digital communications. In 1998, the Company announced that its D2D(TM) technology allowed for a single-step conversion of an incoming RF signal directly to baseband digital data, eliminating the need for the RF heterodyne architecture in RF receiver design. The company believes the D2D(TM)
architecture can be implemented in a wide range of semiconductor processes allowing the opportunity to integrate other system functions into the same IC as the RF receiver. This technology breakthrough reduces complexity, size, power consumption and cost of wireless communication systems.

In addition to the Company's own engineering staff, the Company engages unrelated consulting firms to provide application engineering and design services for the Company's D2D(TM) technology. In 1998, these firms conducted independent testing of the D2D(TM) technology and verified its performance capabilities.

The Company plans to continue its research and development efforts on D2D(TM) into 1999 with a focus on the development of application-specific solutions based on the D2D(TM) technology and further enhancements to the technology.

EMPLOYEES
---------

As of December 31, 1998, the Company had eighty-one full-time employees, of which twenty-five are employed in manufacturing, twenty-two in engineering research and development, twenty-one in sales, support and marketing, and thirteen in finance and administration. None of the Company's employees are represented by a labor union. The Company considers its employee relations satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's executive offices and assembly operations are located in approximately 33,000 square feet of leased space on three acres of land in Jacksonville, Florida, pursuant to a lease agreement with Jeffrey Parker, Chairman of the Board, Chief Executive Officer and President of the Company, and Barbara Parker, Mr. Parker's mother. The initial lease term expired in February 1997, and the Company exercised its first of three five-year renewal options. The lease is on a triple net basis and currently provides for a monthly rental payment of $25,867 through February 2002.

The Company believes that its manufacturing facility is adequate for its current and reasonably foreseeable future needs. The Company believes that additional physical capacity at its current facility will accommodate expansion, if required.

ITEM 3. LEGAL PROCEEDINGS
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

MARKET INFORMATION
------------------

The Company's common stock is traded under the symbol (PRKR) on the Nasdaq National Market ("Nasdaq"), which is the principal market for the common stock. Listed below is the range of the high and low bid prices of the common stock for the last three fiscal years, as reported by Nasdaq. The amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not necessarily represent the prices of actual transactions.

                      Calendar Year        Calendar Year         Calendar Year
                          1996                 1997                  1998
                   -----------------    ------------------    ------------------
                    High       Low       High         Low       High        Low
                   -------    ------    -------    -------    -------    -------
     1st Quarter   $11.125    $6.500    $17.375    $11.750    $24.000    $12.188
     2nd Quarter    17.500    10.625     21.250     12.625     27.250     19.250
     3rd Quarter    13.750     9.125     32.125     18.500     23.500     10.813
     4th Quarter    15.375    10.500     31.500     15.125     24.750     11.375

HOLDERS
-------

As of March 16, 1999, there were 120 holders of record. The Company believes there to be approximately 2,100 beneficial holders of the Company's common stock.

DIVIDENDS
---------

To date, the Company has not paid any dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the board of directors and will depend upon the Company's ability to generate earnings, its capital requirements and financial condition, and other relevant factors. The Company does not presently intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business.

SALES OF UNREGISTERED SECURITIES
--------------------------------

                                                                                        If option, warrant
                                            Consideration received and      Exemption     or convertible
                                            description of underwriting       from        security, terms
Date of         Title of         Number     or other discounts to market   registration   of exercise or
  sale          security          sold      price afforded to purchasers     claimed        conversion
----------------------------------------------------------------------------------------------------------

10/98 -       Common stock       75,570    Received proceeds of $283,034      4(2)      Underwriters
11/98                                                                                   warrants granted
                                                                                        11/30/93
                                                                                        exercisable
                                                                                        through 11/30/98
                                                                                        at an exercise
                                                                                        price of $8.25 per
                                                                                        share

11/98         Options to         90,000    Options granted - no               4(2)      Exercisable for
              purchase                     consideration received by                    periods lasting
              common stock                 Company until exercise                       five years from
              granted to                                                                the date the
              outside                                                                   options vest,
              consultants                                                               options vest from
                                                                                        zero to four years
                                                                                        from the date of
                                                                                        grant at an exercise
                                                                                        price of $18.75
                                                                                        per share.

11/98         Options to        176,300    Options granted - no               4(2)      Exercisable for
              purchase                     consideration received by                    periods lasting
              common stock                 Company until exercise                       five years from
              granted to                                                                the date the
              employees                                                                 options first
              pursuant to                                                               become vested,
              stock option                                                              options vest from
              plans                                                                     zero to ten years
                                                                                        from the date of
                                                                                        grant at an
                                                                                        exercise price of
                                                                                        $18.75 per share

12/1/98       Common stock      238,096    Received proceeds of               4(2)      n/a
                                           $5,000,000

12/98         Options to        162,500    Options granted - no               4(2)      Exercisable for
              purchase                     consideration received by                    periods lasting
              common stock                 Company until exercise                       five to ten  years
              granted to                                                                from the date the
              employees and                                                             options first
              directors                                                                 become vested,
              pursuant to                                                               options vest from
              stock option                                                              zero to ten years
              plans                                                                     from the date of
                                                                                        grant at an
                                                                                        exercise price of
                                                                                        $23.125 per share

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data for the Company as of the dates and for the periods indicated. The data has been derived from the audited financial statements of the Company included in Item 8. The selected financial data should be read in conjunction with the consolidated financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                              For the years ended December 31,
                                ------------------------------------------------------------
                                  1998         1997         1996         1995         1994
                                --------     --------     --------     --------     --------
                                          (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues, net                   $  9,892     $ 10,799     $  9,196     $  3,903     $  1,228
Gross margin                       4,009        4,684        3,209        1,462          585
Operating expenses                10,191        8,637        5,411        5,139        4,262
Interest income                    1,476        1,019          614          399          479
Interest expense                       0            0           76          278          325
Net income (loss) from
  continuing operations           (4,706)      (2,934)      (1,674)      (3,809)      (3,682)
Net income (loss) per share
  from continuing operations       (0.41)       (0.28)       (0.17)       (0.43)       (0.42)

BALANCE SHEET DATA:
Total assets                      40,250       38,685       18,162       10,955       14,342
Long term liabilities                 18            5            3        3,035        3,249
Shareholders' equity              38,982       37,527       17,277        6,970       10,646
Working capital                   25,647       24,424        8,214        8,680       12,785

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

When used in the Form 10-K and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "expects" or "the Company expects", "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks include, but are not limited to, the continuing losses of the Company which may result in the need for additional capital in the future or a change in current operations, the need for substantial capital and use of current working capital amounts to develop new products and for research and development, uncertainty of product development, technological obsolescence, market acceptance of its products and dependence on third party suppliers and distributors. The Company may also have to expend substantial employee time and financial resources to meet governmental regulation requirements and for the protection of its intellectual property rights. The Company has no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

GENERAL
-------

The Company has made significant investments in developing the technology and manufacturing capability for its products, the returns on which are dependent upon the generation of future revenues for realization. The Company has not yet generated revenues sufficient to offset its operating expenses. To date the Company has used the proceeds from the sale of its equity securities to fund its operations. The Company anticipates increases in revenues in 1999. These increases are subject to the Company continuing to expand its product lines and attracting additional means of distribution and customers, among other things. The Company intends to continue to use its working capital to build its infrastructure to support future marketing and sales and research and development activities for its products. No assurance can be given that such expenditures will result in increased sales, new products, or technological advances.

RESULTS OF OPERATIONS FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 1998,  1997
--------------------------------------------------------------------------------
AND 1996
--------

Revenues
--------

The Company's revenues to date consist primarily of sales of its CameraMan(R) video camera control systems and various accessories that complement those systems. Revenues for the years ended December 31, 1998, 1997 and 1996 were $9,891,543, $10,799,067, and $9,195,811, respectively. The number of camera systems sold and the average selling price per system for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                #           Avg. Selling
                             Systems         Price Per
                              Sold             System
                             -------        ------------

           1998               1,413            $6,800
           1997               1,797            $6,000
           1996               1,611            $5,700

The decrease in revenues from 1997 to 1998 is a result of a decrease in the number of camera systems sold, offset somewhat by an increase in the average selling price per system, and revenues generated from the sales of initial STUDIO(TM) systems to beta customers. Although the number of camera systems sold decreased approximately 21% from 1997 to 1998, revenues generated from camera system sales decreased only 11%. This is primarily due to a higher mix of three-chip camera system sales in 1998, along with an increase in international sales, which generally have a higher average selling price than domestic sales. Management believes the decrease in the number of camera systems sold is primarily due to the focus of the internal sales staff and management on the launch of its automated studio production systems. Management believes this focus will result in an increase in STUDIO(TM) system sales in 1999.

From 1996 to 1997, the number of systems sold increased from 1,611 systems in 1996 to 1,797 systems in 1997. The increase in units sold is primarily attributable to increased market acceptance of the Company's products as well as the Company's expansion into international markets during 1997. The increase in revenues from 1996 to 1997 is also attributable, in part, to an increase in the average selling price per system from approximately $5,700 in 1996 to approximately $6,000 in 1997. This increase is primarily due to price increases on a majority of the CameraMan(R) camera products during 1997.

The Company anticipates an increase in revenue in 1999, primarily from sales of its PVTV(TM) products. The PVTV(TM) product has list prices ranging from approximately $80,000 to over $350,000 per system, as compared to CameraMan(R) camera systems which range in selling price from $5,000 to $10,000 for single-chip systems and from $19,000 to $30,000 for three-chip systems. The Company is also attempting to commercialize its D2D(TM) RF technology, which could result in initial product or licensing revenues in 1999.

While the Company strives for consistent revenue growth, there can be no assurance that consistent revenue growth or profitability can be achieved. The Company's ability to achieve revenue growth is dependent upon many factors, including market acceptance of new products and technologies, ability of vendors to supply key components, development of new products in a timely manner, relationships with significant customers and resellers, and changes in capital spending by customers. There can be no assurance that the Company will be able to increase or even maintain its current level of revenues on a quarterly or annual basis in the future.

Gross Margin
------------

For the years ended December 31, 1998, 1997 and 1996, gross margins as a percentage of sales were 41%, 43% and 35%, respectively.

The decrease in margin from 1997 to 1998 is primarily due to initial production costs related to the STUDIO(TM) system and promotional price discounts offered on certain single-chip products during the second half of 1998 in order to reduce inventory of a particular single-chip camera module that has been discontinued by the manufacturer.

The increase in margin from 1996 to 1997 is primarily due to price increases on the majority of the Company's product line, as well as a reduction of manufacturing overhead during 1997.

While the Company continuously works to improve its gross margin through product pricing, labor efficiencies, reduction of overhead, and product design, there can be no assurance that gross margins will improve significantly over, or remain stable with, the gross margins attained in 1998 due to the highly competitive nature of the industry, the introduction of new products, and fluctuations in the cost of component parts.

Research and Development Expenses
---------------------------------

The Company's research and development expenses increased by $529,762 or 16% from 1997 to 1998 and increased by $1,812,881, or 122% from 1996 to 1997.
Research and development expenses as a percentage of revenues were 39%, 31%, and 16% in 1998, 1997 and 1996, respectively.

From 1997 to 1998, the increase in research and development expenses was primarily related to the Company's continued development of the D2D(TM) RF technology. The increased expenses related to D2D(TM) included fees for third-party application engineering services, increased depreciation due to capital expenditures for test and development equipment, and increased prototype expenses.

From 1996 to 1997, the increase in research and development expenses was a result of increased personnel and prototype materials for the continued development of the Company's PVTV(TM) product line and its wireless technology.

The markets for the Company's products and technologies are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's ability to successfully develop and introduce, on a timely basis, new and enhanced products and technologies will be a significant factor in the Company's ability to grow and remain competitive. Although the percentage of revenues invested by the Company may vary from period to period, the Company is committed to investing in its research and development programs.

Marketing and Selling Expenses
------------------------------

Marketing and selling expenses increased by $286,121, or 8% from 1997 to 1998 and increased by $1,085,378, or 45% from 1996 to 1997. Marketing and selling expenses as a percentage of revenues were 38%, 32%, and 26% for the years ended December 31, 1998, 1997 and 1996, respectively.

The increase in marketing and selling expenses from 1997 to 1998 is primarily due to increased promotional expenses related to the Company's PVTV(TM) product line, offset somewhat by decreases in personnel and related travel costs.

The increase in marketing and selling expenses from 1996 to 1997 is, in part, a reflection of a full year of personnel and related costs resulting from additions to the sales and marketing staff during 1996. In addition, the Company increased its expenditures related to trade shows, advertising and other promotional campaigns in order to promote the Company's PVTV(TM) product line and to expand distribution into international markets.

The Company is committed to continuing its investment in marketing and selling efforts in order to continue to increase market awareness and penetration of its products, and anticipates further increases in sales and marketing expenses in 1999 in order to support the Company's commercialization of its D2D(TM) technology.

General and Administrative Expenses
-----------------------------------

The Company's general and administrative expenses increased by $738,080, or 39% from 1997 to 1998 and increased by $419,136 or 29% from 1996 to 1997. General and administrative expenses consist primarily of executive and administrative personnel compensation, insurance costs and costs incurred for outside professional services.

The increase in general and administrative expenses from 1997 to 1998 is primarily the result of increased personnel costs and outside professional fees. During 1998, the Company expanded its executive management team with the addition of a President and Chief Operating Officer. In addition, the Company added an investor relations staff to coordinate shareholder communications and activities. The Company also experienced increases in outside professional fees, primarily legal fees, in connection with its wireless technology.

The increase in general and administrative expenses from 1996 to 1997 is the result of increases in personnel costs and outside professional fees. During 1996, two officers voluntarily reduced their salaries resulting in a decrease in personnel costs. These salaries were adjusted back to their previous levels during 1997. In addition, the Company increased its use of outside professional services, primarily legal services, in connection with its wireless technology.

As a percentage of revenues, general and administrative expenses were 26%, 17%, and 16% in 1998, 1997 and 1996, respectively. The Company does anticipate increases in general and administrative expenses in order to support the commercialization of its PVTV(TM) and D2D(TM) products and technologies.

Nonrecoverable Start-up and Excess Capacity Costs
-------------------------------------------------

The Company incurred nonrecoverable start-up and excess capacity costs of $91,350 in 1996. No such costs were incurred in 1997 or 1998. Non-recoverable start-up and excess capacity costs represent materials, labor and overhead costs incurred by the Company in excess of those directly or indirectly attributable to system sales. The Company does not anticipate recognizing any excess capacity costs in future periods.

Interest Expense
----------------

The Company incurred interest expense of $75,547 in 1996. No interest expense was incurred in 1997 or 1998. Interest expense represents interest on the subordinated debentures payable to related parties. These subordinated debentures were converted to equity in April 1996.

Interest Income
---------------

Interest income increased by $456,476 from 1997 to 1998 and by $404,970 from 1996 to 1997. Interest income primarily represents interest earned on the Company's investment of the proceeds from its initial public offering in 1993 and its subsequent sales of securities during 1996, 1997 and 1998.

Backlog
-------

As of December 31, 1998, 1997 and 1996, the Company had backlog of approximately $390,000, $31,000, and $260,000, respectively. Backlog consists of camera system orders received from customers, which generally have a specified delivery schedule within one to four weeks of receipt.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 1998, the Company had working capital of $25,647,161, including $21,646,829 in cash, cash equivalents and short-term investments. The Company used cash for operating activities of $5,617,935, $3,409,705, and $1,280,403 for the years ended December 31, 1998, 1997 and 1996, respectively. The increases in cash used for operating activities are primarily the result of increases in the net losses generated by the Company.

The Company generated cash from investing activities of $8,537,997 for the year ended December 31, 1998 and used cash in investing activities of $18,786,094 and $6,700,317 for the years ended December 31, 1997 and 1996, respectively. The cash provided by and used for investing activities is primarily a result of the purchase and maturity of investments in government backed securities, as well as capital expenditures. The Company incurred $962,003, $1,541,007, and $948,183 for capital expenditures in 1998, 1997 and 1996, respectively. These capital expenditures primarily represent the purchase of certain research and development test equipment, marketing and sales demonstration equipment and computer and office equipment to support additional personnel. In 1997, capital expenditures also included leasehold improvement costs incurred to remodel the Company's offices. The Company was granted rent concessions in 1996 and 1997 to offset the remodeling costs. At December 31, 1998, the Company was not subject to any significant commitments to make additional capital expenditures.

The Company generated cash from financing activities of $5,516,180, $22,774,260, and $8,243,925 for the years ended December 31, 1998, 1997 and 1996, respectively. The cash generated from financing activities represents proceeds from the issuance of common stock to institutional investors in transactions exempt from registration under the Securities Act of 1933 and from exercise of warrants issued to the underwriters of the initial public offering in November 1993 and employee stock options.

The Company's principal source of liquidity at December 31, 1998 consisted of $21.6 million in cash, cash equivalents and short-term investments resulting from its initial public offering and subsequent offerings. In addition, at December 31, 1998, the Company has $8 million in long-term investments. Until the Company generates sufficient revenues from system and other sales, it will be required to continue to utilize its cash and investments to cover the continuing expense of product development, marketing and general administration. The Company believes its cash and investment balances will provide sufficient resources to meet its cash requirements for the next twelve months as well as on a longer-term basis, if necessary.

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

All of the Company's products that are installed or available for sale have either successfully passed Y2K compliance testing or have been deemed Y2K not-applicable by virtue of the fact that they do not process date information in any manner. Although the Company's Y2K compliant products have undergone the Company's normal quality testing procedures, there can be no assurance that these products, or third-party products used with the Company's products, do not contain undetected errors or defects associated with Y2K date functions that may materially or adversely affect the Company.

The Company primarily utilizes third party software packages for its internal information systems and processes. Many of these packages have already been rendered Y2K compliant by the manufacturers, and as a part of ongoing support agreements with these manufacturers, the Company is able to upgrade to Y2K compliant versions at minimal to no additional cost. As a result, efforts required to modify the Company's business systems have been minimized. The Company expects its principal internal management information systems to be fully Y2K compliant by September 1999. The Company is examining and taking steps to ensure that its manufacturing processes will not be interrupted and its facilities infrastructure will not experience any failures or difficulties as a result of the year 2000 issues.

The Company also faces risks and uncertainties to the extent that third-party suppliers of products, service and systems on which the Company relies do not have business systems or products that comply with the Y2K requirements. The Company has initiated communications with all of its significant suppliers and customers to determine the extent to which the Company's systems and products are vulnerable to those third parties' failure to remediate their own Y2K issues. There is no guarantee that the systems or products of other companies on which the Company relies will be timely converted and would not have an adverse effect on the Company's systems or products. The Company's Y2K team is in the process of identifying what actions are needed to mitigate vulnerability to problems related to enterprises with which the Company interacts.

Based on the status of its assessment to date, the Company does not anticipate significant costs or lost revenue associated with the Y2K issue that would have a material adverse effect on the Company's operating results or financial condition.

ITEM 8. FINANCIAL STATEMENTS

                          Index to Financial Statements
                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           20

FINANCIAL STATEMENTS:

  Balance Sheets - December 31, 1998 and 1997                             21-22

  Statements of Operations -- for the years ended
     December 31, 1998, 1997 and 1996                                        23

  Statements of Shareholders' Equity - for the years ended
     December 31, 1998, 1997 and 1996                                        24

  Statements of Cash Flows - for the years ended
     December 31, 1998, 1997 and 1996                                        25

  Notes to Financial Statements -- December 31, 1998, 1997
      and 1996                                                            26-38


FINANCIAL STATEMENT SCHEDULES:

  Schedule II - Valuation and Qualifying Accounts                            43

  Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To ParkerVision, Inc.:

We have audited the accompanying balance sheets of PARKERVISION, INC. (a Florida corporation) as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ParkerVision, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 8, Financial Statements and Supplementary Data, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, based on our audits, fairly states, in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Jacksonville, Florida
February 24, 1999

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                            1998           1997
                                                         -----------    -----------
CURRENT ASSETS:
   Cash and cash equivalents                             $10,569,435    $ 2,133,193
   Short-term investments                                 11,077,394     18,815,957
   Accounts receivable, net of allowance for doubtful
      accounts of $37,308 and $38,405 at December 31,
      1998 and 1997, respectively                            805,880        660,947
   Interest and other receivables                            183,823        386,634
   Inventories, net                                        3,237,567      2,970,087
   Prepaid expenses and other                              1,023,011        610,915
                                                         -----------    -----------
          Total current assets                            26,897,110     25,577,733

LONG-TERM INVESTMENTS                                      8,000,000      9,494,404

PROPERTY AND EQUIPMENT, net                                2,760,335      2,541,123

OTHER ASSETS, net                                          2,592,565      1,071,772
                                                         -----------    -----------

          Total assets                                   $40,250,010    $38,685,032
                                                         ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                            1998             1997
                                                        ------------     ------------
CURRENT LIABILITIES:
   Accounts payable                                     $    609,523     $    560,106
   Accrued expenses:
     Salaries and wages                                      178,006          313,267
     Rebates payable                                         108,185           76,261
     Warranty reserve                                         99,656           92,674
     Other accrued expenses                                  221,175           90,161
   Deferred revenue                                           33,404           20,973
                                                        ------------     ------------
          Total current liabilities                        1,249,949        1,153,442

DEFERRED INCOME TAXES                                         18,091            4,678

COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)

SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value, 1,000,000 shares
     authorized, none issued or outstanding                        0                0
   Common stock, $.01 par value, 20,000,000 shares
     authorized, 11,718,678 and 11,337,707 shares
     issued and outstanding at December 31, 1998 and
     1997, respectively                                      117,187          113,377
   Warrants outstanding                                    3,257,625        3,385,758
   Additional paid-in capital                             52,543,817       46,330,279
   Accumulated other comprehensive income                     72,241                0
   Accumulated deficit                                   (17,008,900)     (12,302,502)
                                                        ------------     ------------
          Total shareholders' equity                      38,981,970       37,526,912

          Total liabilities and shareholders' equity    $ 40,250,010     $ 38,685,032
                                                        ============     ============

      The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                           1998             1997             1996
                                       ------------     ------------     ------------

Revenues, net                          $  9,891,543     $ 10,799,067     $  9,195,811
Cost of goods sold                        5,882,552        6,115,412        5,987,097
                                       ------------     ------------     ------------
  Gross margin                            4,008,991        4,683,655        3,208,714

Research and development expenses         3,825,414        3,295,652        1,482,771
Marketing and selling expenses            3,757,795        3,471,674        2,386,296
General and administrative expenses       2,607,915        1,869,835        1,450,699
Nonrecoverable start-up and excess
   capacity costs                                 0                0           91,350
Interest expense to related parties               0                0           75,547
Interest income                          (1,475,735)      (1,019,259)        (614,289)
Other expense, net                                0                0           10,810
                                       ------------     ------------     ------------

  Net loss                             $ (4,706,398)    $ (2,934,247)    $ (1,674,470)
                                       ============     ============     ============

  Basic loss per common share          $      (0.41)    $      (0.28)    $      (0.17)
                                       ============     ============     ============

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                           Accumulated
                                                                 Warrants     Additional      Other                       Total
                                                       Par         Out-         Paid-In   Comprehensive  Accumulated  Shareholders'
                                         Shares       Value      Standing       Capital      Income        Deficit       Equity
                                      -----------  -----------  -----------   -----------  -----------   -----------   -----------
BALANCE, December 31, 1995              8,800,541  $    88,005  $       360   $14,556,754  $    18,750   $(7,693,785)  $ 6,970,084

Issuance of common stock upon
  employee stock option exercise           27,638          277            0        46,148            0             0        46,425

Issuance of common stock and
  warrants on April 12, 1996, net of
  cash offering costs of $602,500         800,000        8,000      640,000     6,749,500            0             0     7,397,500
Issuance of common stock for
  conversion of subordinated
  debentures payable                      324,425        3,244            0     3,241,006            0             0     3,244,250
Issuance of common stock for
  cash on April 22, 1996                   80,000          800            0       799,200            0             0       800,000
Issuance of warrants for
  financial consulting services                 0            0      512,000             0            0             0       512,000
Change in unrealized gain on
  investments available for sale                0            0            0             0      (18,750)            0       (18,750)
Net loss for the period ended
  December 31, 1996                             0            0            0             0            0    (1,674,470)   (1,674,470)
                                      --------------------------------------------------------------------------------------------
BALANCE, December 31, 1996             10,032,604      100,326    1,152,360    25,392,608            0    (9,368,255)   17,277,039

Issuance of common stock upon
  employee stock option exercise          122,607        1,226            0       486,915            0             0       488,141

Issuance of common stock upon
  warrant exercise                        192,496        1,925         (222)    1,266,916            0             0     1,268,619

Issuance of common stock and
  warrants on September 5, 1997,
  net of cash  offering costs
  of $1,257,500                           990,000        9,900    2,233,620    18,773,980            0             0    21,017,500
Issuance of options for business
  consulting services                           0            0            0       409,860            0             0       409,860

Net loss for the period ended
  December 31, 1997                             0            0            0             0            0    (2,934,247)   (2,934,247)
                                      --------------------------------------------------------------------------------------------

BALANCE, December 31, 1997             11,337,707      113,377    3,385,758    46,330,279            0   (12,302,502)   37,526,912

Issuance of common stock upon
  Employee stock option exercise            8,350           84            0        52,231            0             0        52,315
Issuance of common stock upon
  Warrant exercise                        134,525        1,345     (128,133)      606,953            0             0       480,165

Issuance of common stock on
  December 1, 1998                        238,096        2,381            0     4,981,319            0             0     4,983,700
Issuance of options for consulting
  Services, net of  forfeitures                 0            0            0       573,035            0             0       573,035
Change in unrealized gain on
  Investments available for sale                0            0            0             0       72,241             0        72,241
Net loss for the period ended
  December 31, 1998                             0            0            0             0            0    (4,706,398)   (4,706,398)
                                      --------------------------------------------------------------------------------------------

BALANCE, December 31, 1998             11,718,678  $   117,187  $ 3,257,625   $52,543,817  $    72,241  $(17,008,900)  $38,981,970
                                      ===========  ===========  ===========   ===========  ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                          1998           1997           1996
                                                                      ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $ (4,706,398)  $ (2,934,247)  $ (1,674,470)
  Adjustments to reconcile net loss to net cash used for
       operating  activities:
      Depreciation and amortization                                      1,064,572        717,780        609,485
      Amortization of discounts on investments                            (194,792)      (112,130)      (139,452)
      Provision for obsolete inventories                                   210,000        100,000        330,000
      Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable, net                 (144,933)       482,174       (691,847)
          Decrease (increase) in interest and other receivables            202,811       (244,260)       252,515
          Increase in inventories                                         (477,480)    (1,112,191)       (13,132)
          Increase in prepaid and other expenses                          (226,245)      (217,746)       (73,071)
          Increase in other assets                                      (1,441,977)      (361,131)       (27,852)
          Increase in accounts payable and accrued expenses                 84,076        278,469        207,979
          Increase (decrease) in deferred revenue                           12,431         (6,423)       (60,558)
                                                                      ------------   ------------   ------------
                Total adjustments                                         (911,537)      (475,458)       394,067
                                                                      ------------   ------------   ------------
                 Net cash used for operating activities                 (5,617,935)    (3,409,705)    (1,280,403)
                                                                      ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments classified as available for sale                      0    (10,009,375)             0
   Purchase of investments classified as held to maturity               (8,000,000)   (12,735,712)   (11,890,092)
   Proceeds from maturity of investments                                17,500,000      5,500,000      6,137,958
   Purchase of property and equipment                                     (962,003)    (1,541,007)      (948,183)
                                                                      ------------   ------------   ------------
                Net cash provided by (used for) investing activities     8,537,997    (18,786,094)    (6,700,317)
                                                                      ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                5,516,180     22,774,260      8,243,925
                                                                      ------------   ------------   ------------
                Net cash provided by financing activities                5,516,180     22,774,260      8,243,925
                                                                      ------------   ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  8,436,242        578,461        263,205

CASH AND CASH EQUIVALENTS, beginning of year                             2,133,193      1,554,732      1,291,527
                                                                      ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, end of year                                $ 10,569,435   $  2,133,193   $  1,554,732
                                                                      ============   ============   ============

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


1.   THE COMPANY AND NATURE OF BUSINESS:
     -----------------------------------

ParkerVision, Inc. (the "Company) is engaged in the design, development and marketing of the CameraMan(R) automated video camera control systems and CameraManSTUDIO(TM) automated production systems. The Company is also engaged in the research and development of a wireless radio-frequency ("RF") technology which the Company believes has potential applications in a wide variety of commercial and consumer markets. The Company was incorporated under the laws of the state of Florida on August 22, 1989.

The Company sells its video products through audiovisual dealers and other equipment manufacturers throughout the United States as well as in Canada, Latin America and Asia. Approximately 92% of the Company's sales are generated through dealers and other equipment manufacturers in the United States. The Company is in a highly competitive industry with rapidly changing and evolving technologies and an increasing number of market entrants that have introduced or are developing an array of new audiovisual and telecommunications products and services. The Company's potential competitors in this industry have substantially greater financial, technical and other resources than those of the Company.

The Company has made significant investments in developing the technology and manufacturing capability for its products, the returns on which are dependent upon the generation of future revenues for realization. The Company has not yet generated sufficient revenues to offset its expenses and, thus, has utilized proceeds from the sale of equity securities to fund its operations. In the opinion of management, the Company has adequate funds to meet its liquidity needs for 1999 as well as on a longer-term basis.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management include the allowance for doubtful accounts receivable, inventory reserves for potential excess or obsolete inventory, the amortization period for intangible assets, and warranty reserves. Actual results could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

CASH AND CASH EQUIVALENTS
Cash and cash  equivalents  include  overnight  repurchase  agreements  and U.S.
Treasury  money  market  investments  totaling  approximately   $10,032,000  and
$1,845,000 at December 31, 1998 and December 31, 1997, respectively.

INVESTMENTS
Investments consist of funds invested in U.S. Treasury notes, U.S. Treasury bills and mortgage-backed securities guaranteed by the U.S. government. The Company accounts for investment securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires investment securities to be classified as held-to-maturity, trading or available-for-sale based on the characteristics of the securities and the activity in the investment portfolio. Investments classified as held-to-maturity, which have maturities of less than one year, and investments classified as available-for-sale are included in short-term investments. Long-term investments include securities classified as held-to-maturity with maturities ranging from one to four years.

At December 31, 1998 and 1997, short-term investments included an investment classified as available-for-sale reported at its fair value of $10,078,100 and
$10,008,203, respectively, and investments classified as held-to-maturity reported at their amortized cost of $999,294 and $8,807,754, respectively. Long-term investments are reported at their amortized cost of $8,000,000 and $9,494,404 at December 31, 1998 and 1997, respectively. For all of the investments classified as held-to-maturity, amortized cost approximates fair value. For the year ended December 31, 1998 an unrealized gain of $72,241 was recognized. No unrealized gains or losses were recognized for the year ended December 31, 1997.

INVENTORIES
Inventories are stated at the lower of average cost (which approximates the first-in, first-out method) or market (net realizable value). Cost includes the acquisition of purchased materials, labor and overhead. Purchased materials inventory consists principally of components and subassemblies. The Company's substantial investment in inventory is due to anticipated future demand for its product and the buildup of safety stock on single-source or long lead-time components. Management believes the Company will realize its investment in inventory through future product sales and that the Company's purchased materials net inventories could, if necessary, be resold "as is" without incurring substantial loss.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, less accumulated depreciation. The cost and accumulated depreciation of assets sold or retired are removed from their respective accounts, and any resulting gain or loss is recognized in the accompanying statements of operations. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years, or over the lease term of the respective assets, as applicable.

OTHER ASSETS
Included in other assets are patent costs, prepaid licensing fees and prepaid consulting fees. Patent costs represent costs incurred to obtain patents and trademarks for product concepts and methodologies developed by the Company. The Company has submitted additional patent applications that are currently pending. Capitalized patent costs are being amortized over the estimated lives of the related patents, ranging from five to twenty years. Prepaid licensing fees represent costs incurred to obtain licenses for use of certain technologies in future products. Prepaid licensing fees are being amortized over the estimated terms of the licensing agreements, ranging from three to fourteen years. Prepaid consulting fees represent the estimated fair market value of warrants issued as consideration for such consulting services (see Note 10). These fees are being amortized over the terms of the related consulting agreements, generally five years.

REVENUE RECOGNITION
Product revenues, recorded net of discounts, are recognized at the time a product is shipped or services are performed and the Company has no significant further obligations to the customer. Customer prepayments are deferred until product shipment has occurred or services have been rendered and there are no significant further obligations to the customer.

WARRANTY COSTS
The Company generally warrants its video products against defects in workmanship and material for one year from the date of shipment. Estimated costs related to warranty are accrued at the time of revenue recognition and are included in sales and marketing expense. For the years ended December 31, 1998, 1997 and 1996, warranty expenses were approximately $95,000, $55,000 and $35,000, respectively.

NONRECOVERABLE START-UP AND EXCESS CAPACITY COSTS
Nonrecoverable start-up and excess capacity costs include materials, labor and overhead costs incurred by the Company in excess of those directly or indirectly attributable to system sales. Such costs are primarily composed of the cost of excess facilities and are expensed as incurred.

LOSS PER SHARE
Basic loss per share is determined based on the weighted-average number of common shares assumed to be outstanding during each year. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted-average number of common shares assumed to be outstanding for the years ended December 31, 1998, 1997 and 1996, is 11,413,555, 10,490,480, and 9,681,182, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS
SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles of an entity be reviewed for impairment. If circumstances suggest that their values may be impaired, an assessment of recoverability is performed prior to any write-down of the asset. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. As of December 31, 1998, the Company does not believe any assets that are subject to SFAS No. 121 are impaired.

COMPREHENSIVE INCOME
The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The Company's comprehensive income (loss) is comprised of unrealized gains (losses) on available-for-sale securities which are included in accumulated other comprehensive income in the statement of shareholders' equity. The Company's comprehensive income (losses) for the years ended December 31, 1998, 1997 and 1996 was $72,241, $0 and $(18,750), respectively. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

NEW ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board has announced that it plans to amend Accounting Principles Bulletin No. 25 as early as September 1999. The proposed changes affect the way compensation would be recorded in connection with stock options and other stock awards. The amendment, as currently drafted, would require the Company to recognize expense in the income statement on a quarterly basis based on fair value calculations at the end of each quarter for options granted to non-employee directors and consultants. If adopted, the amendments would be applied prospectively but would cover events that occur after December 15, 1998.

STATEMENTS OF CASH FLOWS

The Company paid interest of $83,658 during 1996. No interest was paid during 1997 and 1998. The Company issued 15,000 options, valued at approximately $104,000, in 1998 for professional services provided in 1998. The Company also issued 75,000 options in 1998 for professional services to be provided over a three-year period, valued at approximately $797,000. The Company issued 50,000 options in 1997 for professional services to be provided over a five-year period, valued at approximately $410,000. The Company terminated the service agreement in 1998 resulting in forfeiture of 40,000 unvested options valued at approximately $328,000. The Company issued 324,425 shares of common stock in 1996 for conversion of subordinated debentures totaling $3,244,250. The Company also issued 200,000 warrants in 1996 for professional services to be provided over a five-year period valued at $512,000.

RECLASSIFICATIONS
Certain reclassifications have been made to the 1997 financial statements in order to conform to the 1998 presentation.

3.   INVENTORIES:
     ------------

Inventories consist of the following at December 31, 1998 and 1997:

                                                   1998            1997
                                               -----------     -----------
     Purchased materials                       $ 1,996,573     $ 1,948,581
     Work in process                               241,676         378,859
     Finished goods                              1,406,664       1,059,699
                                               -----------     -----------
                                                 3,644,913       3,387,139
     Less allowance for inventory
        obsolescence                              (407,346)       (417,052)
                                               -----------     -----------
                                               $ 3,237,567     $ 2,970,087
                                               ===========     ===========

4.   PROPERTY AND EOUIPMENT, NET:
     ----------------------------

Property and equipment, at cost, consist of the following at December 31, 1998 and 1997:

                                                    1998           1997
                                                -----------    -----------
     Manufacturing and office equipment         $ 4,592,604    $ 3,737,218
     Tools and dies                                 792,688        792,688
     Leasehold improvements                         426,624        366,581
     Furniture and fixtures                         181,452        134,877
                                                -----------    -----------
                                                  5,993,368      5,031,364
     Less accumulated depreciation               (3,233,033)    (2,490,241)
                                                -----------    -----------
                                                $ 2,760,335    $ 2,541,123
                                                ===========    ===========

Depreciation expense related to property and equipment was $742,791, $516,569, and $524,762 in 1998, 1997, and 1996, respectively.

5.   OTHER ASSETS
     ------------

Other assets consist of the following at December 31, 1998 and 1997:

                                                   1998            1997
                                               -----------     -----------
     Patents and copyrights                    $ 1,391,490     $   325,164
     Prepaid consulting fees                     1,033,857         737,480
     Prepaid licensing fees                        700,000         325,000
     Other assets                                    5,095           4,450
                                               -----------     -----------
                                                 3,130,442       1,392,094
     Less accumulated amortization                (537,877)       (320,322)
                                               -----------     -----------
                                               $ 2,592,565     $ 1,071,772
                                               ===========     ===========

Amortization of patents and copyrights was $43,843, $47,591, and $42,058 in 1998, 1997 and 1996, respectively. Amortization of prepaid consulting fees was $168,361, $153,620, and $42,659 in 1998, 1997 and 1996, respectively.
Amortization of prepaid licensing fees was $5,351 in 1998, 1997 and 1996.

6.   INCOME TAXES AND TAX STATUS:
     ----------------------------

The Company accounts for income taxes in accordance with SFAS No.109, "Accounting for Income Taxes." A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                          1998          1997         1996
                                      -----------   -----------   ---------
     Tax benefit at statutory rate    $(1,600,175)  $  (997,644)  $(569,320)
     State tax benefit                   (235,320)     (146,712)    (83,724)
     Increase in valuation allowance    1,919,106     1,295,305     613,711
     Increase in research and
        development credit                (78,139)     (223,974)          0
     Other                                 (5,472)       73,025      39,333
                                      -----------   -----------   ---------
                                      $         0   $         0   $       0
                                      ===========   ===========   =========

     The Company's deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of the Company's assets and liabilities at December 31, 1998 and 1997:

                                                                        1998            1997
                                                                    -----------     -----------
     Current deferred taxes:
       Current deferred tax assets:
          Inventory obsolescence reserve                            $   169,049     $   173,077
          Inventory capitalization                                       61,746               0
          Warranty reserve                                               41,357          38,460
          Vacation accrual                                               35,275          22,825
          Allowance for doubtful accounts                                15,483          15,938
          Deferred revenue                                               13,863           8,704
          Related-party payables and accruals                             1,567           2,793
                                                                    -----------     -----------
                                                                        338,340         261,797
          Less valuation allowance                                     (320,249)       (257,119)
                                                                    -----------     -----------
               Total current deferred tax assets                    $    18,091     $     4,678
                                                                    ===========     ===========
     Noncurrent deferred taxes:
       Noncurrent deferred tax assets:
          Net operating loss carryforward                           $ 6,773,503     $ 4,842,441
          Research and development credit carryforward                  302,113         223,974
          Patent amortization and other                                 237,759         112,983
                                                                    -----------     -----------
                                                                      7,313,375       5,179,398
          Less valuation allowance                                   (6,921,975)     (5,065,999)
                                                                    -----------     -----------
               Total noncurrent deferred tax assets                     391,400         113,399

       Noncurrent deferred tax liabilities:
          Warrant exercise                                             (249,000)              0
          Depreciation and other                                       (160,491)       (118,077)
                                                                    -----------     -----------
               Total noncurrent deferred tax liabilities               (409,491)       (118,077)

                    Net noncurrent deferred income tax liability    $   (18,091)    $    (4,678)
                                                                    ===========     ===========

The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income. The valuation allowance for deferred tax assets as of December 31, 1998 and 1997 was $7,242,224 and $5,323,118, respectively.

At December 31, 1998, the Company had net operating loss and research and development carryforwards for income tax purposes of approximately $16,322,000 and $728,000, respectively, which expire from 2008 to 2013. The Company's ability to benefit from the net operating loss and research and development carryforwards could be limited under certain provisions of the Internal Revenue Code if ownership of the Company changes by more than 50%, as defined.

7.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

LEASE COMMITMENTS
The Company leases manufacturing facilities and office space under noncancelable leases that expire at various dates through 2002. Certain leases obligate the Company to pay property taxes, maintenance and repair costs.

Future minimum lease payments under all operating leases as of December 31, 1998 were as follows:

                   1999               $328,337
                   2000                329,384
                   2001                329,384
                   2002                 53,315


PURCHASE COMMITMENTS
At December 31, 1998, the Company has commitments to purchase materials aggregating approximately $462,000 through 1999 from four suppliers. One of these suppliers is a single-source supplier of the Company's camera modules and accounted for approximately 18%, 40%, and 21% of the Company's component purchases for the years ended December 31, 1998, 1997 and 1996, respectively. No other supplier accounted for more than 15% of the Company's component purchases in 1998, 1997, or 1996.

8.   RELATED-PARTY TRANSACTIONS:
     ---------------------------

The Company leases its manufacturing and headquarter office facilities from the Chairman and Chief Executive Officer of the Company and his mother. The lease's current terms obligate the Company through February 28, 2002 at a monthly lease payment of $25,867.

9.   BUSINESS SEGMENT INFORMATION
     ----------------------------

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," effective January 1, 1998. SFAS No. 131 provides guidance regarding identification of reportable segments and establishes disclosure requirements for reportable segments. The Company operates in one reportable operating segment of microelectronic hardware and software products and related technologies.

One customer, Vtel Corporation ("VTEL"), accounted for approximately 35% of total revenues in 1998, 1997 and 1996. No other customer accounted for more than 10% of total revenues in 1998 or 1997. In 1996, one other reseller accounted for approximately 11% of total revenues.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. VTEL and two other resellers accounted for approximately 63% of accounts receivable at December 31, 1998. The Company closely monitors extensions of credit and has never experienced significant credit losses.

10.  STOCK OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION PLANS:
     -----------------------------------------------------------

1993 STOCK PLAN
The Company adopted a stock plan in September 1993 (the "1993 Plan"). The 1993 Plan, as amended, provides for the grant of options and other Company stock awards to employees, directors and consultants, not to exceed 2,000,000 shares of common stock. The plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, bargain purchases of common stock, bonuses of common stock and various stock benefits or cash. Under terms of the plan, incentive stock options may not be granted at less than the fair market value of the common stock on the date of grant and expire no later than ten years after the date of grant.

Options granted to employees and consultants under the 1993 Plan generally vest for periods up to ten years and are exercisable for a period of five years from the date the options become vested. Options granted to directors under the 1993 Plan are generally exercisable immediately and expire ten years from the date of grant. Options to purchase 6,820 shares of common stock were available for future grants under the 1993 Plan at December 31, 1998.

The following table summarizes activity under the 1993 Plan for each of the years ended December 31:

                                     1998                     1997                     1996
                            ---------------------    ---------------------    ---------------------
                                            Wtd.                     Wtd..                    Wtd.
                                          Avg. Ex.                 Avg. Ex.                 Avg. Ex.
                             Shares        Price      Shares        Price      Shares        Price
                            ---------------------    ---------------------    ---------------------
     Outstanding at
       beginning of year     1,187,200     $13.46       297,275     $ 9.96       168,500     $ 7.07
     Granted                   902,640      19.31       941,000      14.41       134,275      13.33
     Exercised                  (8,350)      6.26       (39,800)      9.45        (5,000)      3.25
     Forfeited                (143,960)     15.63       (11,275)     14.40          (500)     10.50
                            ---------------------    ---------------------    ---------------------
     Outstanding at
        end of year          1,937,530     $16.06     1,187,200     $13.46       297,275     $ 9.96
                            =====================    =====================    =====================

     Exercisable at
        end of year            668,460     $14.11       398,800     $11.24       256,875     $10.05
                            =====================    =====================    =====================
    Weighted average
       fair value of
       options granted                     $12.37                   $ 8.65                   $ 5.94
                                           ======                   ======                   ======

The options outstanding at December 31, 1998 under the 1993 Plan have exercise price ranges and weighted average contractual lives as follows:

                                    Options Outstanding                  Options Exercisable
                          ---------------------------------------      ------------------------
                            Number        Wtd.Avg.                       Number
        Range of        Outstanding at   Remaining      Wtd. Avg.     Exercisable     Wtd. Avg.
        Exercise           December     Contractual     Exercise      at December     Exercise
         Prices            31, 1998        Life           Price         31, 1998        Price
     --------------       ---------      ---------      ---------      ---------      ---------
     $5.00 - $11.88         426,350        9 years      $   10.36        289,050      $    9.83

     $13.88-$23.13        1,511,180       12 years      $   17.66        379,410      $   17.38

NON-PLAN OPTIONS/WARRANTS
The Company grants options and warrants outside the 1993 Plan for employment inducements and for non-employee consultants. Non-plan options and warrants are granted with exercise prices equal to fair market value at the date of grant. Non-plan options granted as employment inducements generally vest over five to ten years and are generally exercisable for a period of five years from the date the options become vested. Non-plan options or warrants granted to non-employee consultants vest over the term of the related consulting agreement, generally one to five years, and expire five years from the date the option or warrant becomes vested.

The following table summarizes activity related to non-plan options and warrants for each of the years ended December 31:

                                     1998                     1997                      1996
                             --------------------     ---------------------     ---------------------
                                           Wtd.                      Wtd.                      Wtd.
                                         Avg. Ex.                  Avg. Ex.                  Avg. Ex.
                              Shares      Price        Shares       Price        Shares       Price
                             --------------------     ---------------------     ---------------------
     Outstanding at
        beginning of year      50,000    $   5.00      132,807     $   2.72      155,488     $   2.52
     Granted                  516,625       21.17      250,000        15.13            0
     Exercised                      0                  (82,807)        1.36      (22,638)        1.36
     Forfeited                      0                 (250,000)       15.13          (43)        1.36
                             --------------------     ---------------------     ---------------------
     Outstanding at
        end of year           566,625    $  19.74       50,000     $   5.00      132,807     $   2.72
                             ====================     =====================     =====================

     Exercisable at
        end of year            85,325    $  11.32       50,000     $   5.00      132,807     $   2.72
                             ====================     =====================     =====================
    Weighted average
       fair value of
       options granted                   $  14.11
                                         ========

The non-plan options and warrants outstanding at December 31, 1998 have exercise price ranges and weighted-average contractual lives as follows:

                                     Options/Warrants                   Options/Warrants
                                        Outstanding                        Exercisable
                      ------------------------------------------   ---------------------------
                          Number          Wtd.Avg.                       Number
 Range of Exercise    Outstanding at     Remaining     Wtd. Avg.    Exercisable at    Wtd. Avg.
       Prices            December       Contractual    Exercise       December 31,    Exercise
                         31, 1998           Life         Price            1998          Price
------------------    --------------    -----------    ---------    --------------    ---------
       $5.00                  50,000        5 years       $ 5.00            50,000       $ 5.00

   $15.13-$21.38             516,625       10 years       $21.17            35,235       $20.26

COMPENSATION COSTS
The Company's employee stock options are accounted for under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                                    1998            1997            1996
                                                 -----------     -----------     -----------
                    Net Loss:  As Reported       $(4,706,398)    $(2,934,247)    $(1,674,470)
                               Pro Forma          (9,010,611)     (4,786,415)     (2,412,705)

    Basic Net Loss Per Share:  As Reported            $(0.41)         $(0.28)        $(0.17)
                               Pro Forma               (0.79)          (0.46)         (0.25)

The fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996:

                                  1998              1997              1996
                             --------------    --------------    --------------
Expected volatility               62%               55%               40%
Risk free interest rate      4.70% to 5.98%    5.75% to 6.85%    6.04% to 6.78%
Expected life                  2-11 years        2-11 years         5 years
Dividend yield                     --                --                --

NON EMPLOYEE OPTIONS/WARRANTS
In November 1998, the Company granted options to outside patent counsel to purchase an aggregate of 75,000 shares of common stock at an exercise price of $18.75 per share. Options to purchase 50,000 shares were granted under the 1993 Plan and options to purchase the remaining 25,000 shares were granted outside the 1993 Plan. These options vest ratably over a period of three years beginning one year from the date of grant, and expire five years from the date they become vested. The estimated fair value of these options is approximately $10.62 per share or approximately $797,000, which is included in other assets and is being amortized to expense over the vesting period. The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.70%, no expected dividend yield, expected life of five years and expected volatility of 62%.

Also in November 1998, in exchange for services rendered in 1998, the Company granted non-plan options to a consultant to purchase 15,000 shares of common stock at an exercise price of $18.75 per share. These options are fully exercisable and expire five years from the date of grant. The estimated fair value of these options is approximately $6.95 per share or approximately $104,250, which has been expensed in the accompanying statement of operations. The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.70%, no expected dividend yield, expected life of two years and expected volatility of 62%.

In May 1997, the Company retained outside counsel to serve as a consultant and advisor for a period of five years. As compensation for these services, the Company issued options, under the 1993 Plan, to purchase 50,000 shares of common stock at an exercise price of $15.125 per share. The options vested ratably over a five-year period. In 1998, the consulting agreement was cancelled, and 40,000 unvested options were forfeited. The estimated fair value of the vested portion of the option is approximately $8.20 per share or $82,000, which was fully expensed in 1998. The fair value of this option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.63%, no expected dividend yield, expected life of 7 years and expected volatility of 40%.

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

In July 1996, the Company retained Whale Securities Co., L.P. ("Whale") to serve as a financial consultant and advisor for a period of five years. As compensation for these services, the Company issued warrants to Whale and its designee for the purchase of 200,000 shares of the Company's common stock at an exercise price of $10.00 per share. The warrants are exercisable for a period of five years from the date of issuance, and their estimated fair value of $2.56 per share or $512,000 is included in other assets and is being amortized to expense over the term of the consulting agreement. The fair value of the warrants is estimated on the date of issuance using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.34%, no expected dividend yield, expected life of two years and expected volatility of 40%. Warrants representing 50,000 shares were exercised in 1998.

11.  STOCK AUTHORIZATION AND ISSUANCE:
     ---------------------------------

PREFERRED STOCK
The Certificate of Incorporation of the Company authorizes the Board of Directors to issue up to 1,000,000 shares of preferred stock, $1.00 par value. No preferred shares have been issued or are outstanding.

COMMON STOCK
On December 1, 1998, the Company issued 238,096 shares of its common stock to Questar InfoComm, Inc. in a private placement transaction. The shares, which constituted approximately 2% of the Company's outstanding common stock on an after-issued basis, were sold at a price of $21.00 per share, for net proceeds of approximately $5,000,000.

On September 5, 1997, the Company issued 900,000 shares of its common stock to overseas investors in a transaction pursuant to Regulation S of the Securities Act of 1933, as amended (the "1997 Offering"). The shares, which constituted approximately 8% of the Company's outstanding common stock on an after-issued basis, were sold at a price of $22.50 per share. After deducting issuance and offering costs of $1,257,500, the Company received net proceeds of $18,992,500.

Also on September 5, 1997, the Company issued 90,000 shares of its common stock to three investors in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. These shares, which constituted approximately 0.8% of the Company's outstanding common stock on an after-issued basis, were sold at a price of $22.50 per share, and the Company received net proceeds of $2,025,000.

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

On April 22, 1996, the Company issued 80,000 shares of its common stock to two investors in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended. These shares, which constituted approximately 0.8% of the Company's outstanding common stock on an after-issued basis, were sold at a price of $10.00 per share, and the Company received net proceeds of $800,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
The information contained under the captions "Election of Directors" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, (the "1998 Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information contained under the caption "Election of Directors - Executive Compensation" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information contained under the caption "Security Ownership of Certain Beneficial Owners" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The  information  contained  under the caption  "Election of Directors - Certain
Relationships  and  Related   Transactions"  in  the  1998  Proxy  Statement  is
incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     Exhibit Number                           Description
     --------------   ----------------------------------------------------------

           3.1 Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 of Registration Statement No. 33-70588-A).

           3.2        Bylaws, as amended

           4.1        Form  of  common  stock   certificate   (incorporated   by
                      reference from Exhibit 4.1 of Registration Statement No. 33-70588-A).

           4.2 Purchase option agreement dated April 12, 1996 between the Registrant and Financial Consultant (incorporated by reference from Exhibit 10.3 of Quarterly Report of Form 10-QSB for the quarterly period ended March 31, 1996).

           4.3 Purchase option agreement dated April 12, 1996 between the Registrant and Financial Consultant (incorporated by reference from Exhibit 10.4 of Quarterly Report of Form 10-QSB for the quarterly period ended March 31, 1996).

           4.4 Warrant agreement between the Registrant and Whale Securities Co., L.P. dated July 16, 1996 (incorporated by reference from Exhibit 4.1 of Quarterly Report of Form 10-QSB for the quarterly period ended September 30, 1996).

           4.5 Warrant agreement between the Registrant and Frog Hollow Partners dated July 16, 1996 (incorporated by reference from Exhibit 4.2 of Quarterly Report of Form 10-QSB for the quarterly period ended September 30, 1996).

           4.6 Purchase option agreement dated September 5, 1997 between the Registrant and Financial Consultant (incorporated by reference from Exhibit 4.7 of Annual Report on Form 10-KSB for the period ended December 31, 1997).

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

           10.7 Consulting agreement between the Registrant and Whale Securities Co., L.P. dated July 16, 1996, as amended (incorporated by reference from Exhibit 10.1 of Quarterly Report of Form 10-QSB for the quarterly period ended September 30, 1996).

           10.8 Third amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.19 of Annual Report of Form 10-KSB for the period ended December 31, 1996).

           10.9       Employment  agreement  dated  July 23,  1998  between  the
                      Registrant and Richard L. Sisisky (incorporated by reference from Exhibit 10.4 of Registration Statement No. 333- 62497).

           10.10 Stock option agreement (vesting) dated July 23, 1998 between the Registrant and Richard L. Sisisky (incorporated by reference from Exhibit 10.4 of Registration Statement No. 333- 62497).

           10.11 Stock option agreement (acceleration) dated July 23, 1998 between the Registrant and Richard L. Sisisky (incorporated by reference from Exhibit 10.4 of Registration Statement No. 333- 62497).

           10.12 Subscription agreement dated December 1, 1998 between the Registrant and Questar InfoComm, Inc.

           23.1       Consent of Arthur Andersen LLP

           27.1       Financial data schedule

           99.1       Risk Factors

(B)  REPORTS ON FORM 8-K

  None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKERVISION, INC.

Date:  March 30, 1999                                By: /s/ Jeffrey Parker
                                                     ----------------------
                                                     Jeffrey Parker
                                                     Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                           Title                     Date

By:  /s/ Jeffrey Parker           Chief Executive Officer and     March 30, 1999
     ------------------------     Chairman of the Board
      Jeffrey Parker

By:  /s/ Richard L. Sisisky       President, Chief Operating      March 30, 1999
     ------------------------     Officer and Director
      Richard L. Sisisky

By:  /s/ David F. Sorrells        Chief Technical Officer         March 30, 1999
     ------------------------     and Director
      David F. Sorrells

By:  /s/ Stacie Parker Wilf       Secretary, Treasurer            March 30, 1999
     ------------------------     and Director
      Stacie Parker Wilf

By:  /s/ Cynthia Poehlman         Controller and Chief            March 30, 1999
     -----------------------      Accounting Officer
      Cynthia Poehlman

By:  /s/ Francesco Bolgiani       Director                        March 30, 1999
    -------------------------
      Francesco Bolgiani

By:  /s/ William A. Hightower     Director                        March 30, 1999
    -------------------------
      William A. Hightower

By:  /s/ Todd Parker              Director                        March 30, 1999
    -------------------------
      Todd Parker

By:  /s/ William L. Sammons       Director                        March 30, 1999
     ------------------------
      William L. Sammons

By:  /s/ Arthur G. Yeager         Director                        March 30, 1999
     -----------------------
      Arthur G. Yeager

                               PARKERVISION, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                   SCHEDULE II




                                Balance at  Provision                 Balance at
   Valuation Allowance for      Beginning   Charged to                  End of
   Inventory Obsolescence       of Period    Expense     Write-Offs     Period
----------------------------    ----------  ----------   ----------   ----------

Year ended December 31, 1996     $332,000    $330,000    $(252,132)    $409,868
Year ended December 31, 1997      409,868     100,000      (92,816)     417,052
Year ended December 31, 1998      417,052     210,000     (219,706)     407,346


                                Balance at                            Balance at
  Valuation Allowance for       Beginning                               End of
        Income Taxes            of Period   Provision    Write-Offs     Period
----------------------------    ----------  ----------   ----------   ----------

Year ended December 31, 1996   $3,097,968  $  929,845    $       0   $4,027,813
Year ended December 31, 1997    4,027,813   1,295,305            0    5,323,118
Year ended December 31, 1998    5,323,118   1,919,106            0    7,242,224

                                INDEX TO EXHIBITS


          3.2       Bylaws, as amended

          10.12 Subscription agreement dated December 1, 1998 between the Registrant and Questar InfoComm, Inc.

          23.1      Consent of Arthur Andersen LLP

          27.1      Financial data schedule

          99.1      Risk Factors