Form 10-Q
period 1999-03-31
PARKERVISION INC
filed 1999-05-17
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
   (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 1999, 11,760,458 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of ParkerVision, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 1998.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                                                       March 31,
                                                         1999       December 31,
                                 ASSETS               (unaudited)       1998
                                 ------               -----------    -----------

CURRENT ASSETS:
    Cash and cash equivalents                         $10,314,479    $10,569,435
    Short-term investments                             10,050,000     11,077,394
    Accounts receivable, net of allowance for
        doubtful accounts of $37,308 at
        March 31, 1999 and December 31, 1998              758,513        805,880
    Interest and other receivables                        115,262        183,823
    Inventories, net                                    3,763,534      3,237,567
    Prepaid expenses and other                          1,338,102      1,023,011
                                                      -----------    -----------
               Total current assets                    26,339,890     26,897,110


LONG-TERM INVESTMENTS                                   8,000,000      8,000,000

PROPERTY AND EQUIPMENT, net                             2,850,241      2,760,335

OTHER ASSETS, net                                       2,857,197      2,592,565
                                                      -----------    -----------

               Total assets                           $40,047,328    $40,250,010
                                                      ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                                                               March 31,
                                                                 1999          December 31,
                   LIABILITIES AND SHAREHOLDERS' EQUITY       (unaudited)          1998
                   ------------------------------------       ------------     ------------

CURRENT LIABILITIES:
    Accounts payable                                          $    802,373     $    609,523
    Accrued expenses:
        Salaries and wages                                         422,194          178,006
          Rebates payable                                           96,891          108,185
          Warranty reserve                                          97,245           99,656
           Other accrued expenses                                  452,769          221,175
    Deferred revenue                                               126,253           33,404
                                                              ------------     ------------
               Total current liabilities                         1,997,725        1,249,949

DEFERRED INCOME TAXES                                               18,091           18,091

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

SHAREHOLDERS' EQUITY:
    Preferred stock, $1 par value, 1,000,000 shares
       authorized, none issued or outstanding                            0                0
    Common stock, $.01 par value, 20,000,000 shares
       authorized, 11,760,458 and 11,718,678 shares issued
       and outstanding at March 31, 1999 and December
       31, 1998, respectively                                      117,604          117,187
    Warrants outstanding                                         3,257,625        3,257,625
    Additional paid-in capital                                  53,111,396       52,543,817
    Accumulated other comprehensive income                          44,141           72,241
    Accumulated deficit                                        (18,499,254)     (17,008,900)
                                                              ------------     ------------
               Total shareholders' equity                       38,031,512       38,981,970
                                                              ------------     ------------

               Total liabilities and shareholders' equity     $ 40,047,328     $ 40,250,010
                                                              ============     ============

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        Three Months Ended
                                                --------------------------------
                                                March 31, 1999    March 31, 1998
                                                --------------    --------------

Revenues, net                                     $ 2,469,751       $ 1,964,994
Cost of goods sold                                  1,632,803         1,332,590
                                                  -----------       -----------
    Gross margin                                      836,948           632,404

Research and development expenses                   1,136,010           997,568

Marketing and selling expenses                        783,690           962,991

General and administrative expenses                   806,502           519,647

Interest income                                      (398,900)         (403,295)
                                                  -----------       -----------

    Net loss                                      $(1,490,354)      $(1,444,507)
                                                  ===========       ===========

    Basic loss per common share                   $     (0.13)      $     (0.13)
                                                  ===========       ===========

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                       March 31,
                                                             -----------------------------
                                                                 1999             1998
                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $ (1,490,354)    $ (1,444,507)
  Adjustments to reconcile net loss to net cash used for
       operating activities:
      Depreciation and amortization                               328,601          153,476
       Provision for obsolete inventories                          60,000           30,000
      Changes in operating assets and liabilities:
        Decrease in accounts receivable, net                       47,367           56,413
        Decrease in interest and other receivables                 68,561          218,090
        Increase in inventories, net                             (585,967)      (1,123,777)
        Increase in prepaid expenses                             (315,091)        (348,799)
        Increase in other assets                                 (383,610)         (27,349)
        Increase in accounts payable and accrued expenses         654,927          761,158
        Increase in deferred revenue                               92,849            2,834
                                                             ------------     ------------
         Total adjustments                                        (32,363)        (277,954)
                                                             ------------     ------------
         Net cash used for operating activities                (1,522,717)      (1,722,461)
                                                             ------------     ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of investments                         1,000,000        5,500,000
  Purchase of property and equipment                             (300,235)        (287,448)
                                                             ------------     ------------
         Net cash provided by investing activities                699,765        5,212,552
                                                             ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                          567,996          149,440
                                                             ------------     ------------
         Net cash provided by financing activities                567,996          149,440
                                                             ------------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                          (254,956)       3,639,531

CASH AND CASH EQUIVALENTS, beginning of period                 10,569,435        2,133,193
                                                             ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                     $ 10,314,479     $  5,772,724
                                                             ============     ============

      The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.   ACCOUNTING POLICIES
     -------------------

     There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 1998.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents include overnight repurchase agreements and U.S. Treasury money market investments totaling approximately $10,598,000 and $10,032,000 at March 31, 1999 and December 31, 1998, respectively.

2.   LOSS PER SHARE
     --------------

     Basic loss per share is determined based on the weighted average number of common shares assumed to be outstanding during each period. Dilutive loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation as their effect is anti-dilutive. The weighted average number of common shares assumed to be outstanding for the three month periods ended March 31, 1999 and 1998 is 11,728,143 and 11,346,869, respectively.

3.   INVENTORIES:
     ------------

     Inventories consist of the following:

                                                      March 31,     December 31,
                                                        1999            1998
                                                    -----------     -----------
     Purchased materials                            $ 2,230,341     $ 1,996,573
     Work in process                                    158,472         241,676
     Finished goods                                   1,798,133       1,406,664
                                                    -----------     -----------
                                                      4,186,946       3,644,913
     Less allowance for inventory obsolescence         (423,412)       (407,346)
                                                    -----------     -----------
                                                    $ 3,763,534     $ 3,237,567
                                                    ===========     ===========

4.   SIGNIFICANT CUSTOMERS
     ---------------------

     For the quarters ended March 31, 1999 and 1998, Vtel Corporation ("VTEL") accounted for approximately 23% and 21% of total revenues, respectively.

5.   STOCK OPTIONS
     -------------

     On March 5, 1999, the Company granted nonqualified stock options to purchase an aggregate of 100,000 shares of its common stock for $23.125 per share pursuant to an employment agreement. These options were not issued under a plan, vest ratably over five years and expire five years from the date they become vested.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result", "management expects" or "Company expects", "will continue", "is anticipated", "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, including the timely development and acceptance of new products, sources of supply and concentration of customers. The Company has no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect, anticipated events or circumstances occurring after the date of such statements.


Results of  Operations  for Each of the Three Month Periods Ended March 31, 1999
--------------------------------------------------------------------------------
and 1998
--------

Revenues
--------

Revenues for the three months ended March 31, 1999 increased by $504,757 as compared to the same period in 1998 due to an increase in the number of cameras systems sold, offset somewhat by a decrease in the average selling price per system. The Company sold 331 camera systems at an average selling price of $6,900 per system during the three months ended March 31, 1999, as compared to 228 systems at an average selling price of $7,600 for the three months ended March 31, 1998.

For the three month period ending March 31, 1999, revenues included approximately $187,000 of third party videoconferencing equipment which was sold at the Company's cost. Revenues for the three month period ended March 31, 1998, included approximately $230,000 for the sale of two studio systems to beta customers.

Gross Margin
------------

For the three month periods ended March 31, 1999 and 1998, gross margins as a percentage of sales were 33.9% and 32.2%, respectively. The slight increase in margin is due to lower production costs. Production costs were high during the first quarter of 1998 due to initial production of studio products. This increase in margin was somewhat offset by the pass through of third party videoconferencing equipment at no margin during the first quarter of 1999.

Research and Development Expenses
---------------------------------

The Company's research and development expenses for the three month period ended March 31, 1999 increased $138,442 as compared to the same period in 1998. This increase is primarily due to the outsourcing of certain application engineering functions, offset somewhat by decreases in personnel and prototype costs related to studio development.

Marketing and Selling Expenses
------------------------------

Marketing and selling expenses for the three month period ended March 31, 1999 decreased $179,301 as compared to the same period in 1998. This decrease is due to decreases in personnel and advertising costs. During the first quarter of 1998, the Company incurred significant advertising and production costs associated with the launch of the studio product.

General and Administrative Expenses
-----------------------------------

For the three month period ended March 31, 1999, general and administrative expenses increased $286,855 over the same period in 1998. This increase is primarily a result of increased personnel costs, increased usage of outside professional services and the amortization of prepaid consulting fees. The Company added an executive officer in June 1998 and has increased the use of legal and other consulting firms in connection with the wireless technology.

Interest Income
---------------

Interest income for the three month period ended March 31, 1999 decreased $4,395 from the same period in 1998. This decrease is due to the use of proceeds from maturing investments to fund operations during 1998 and 1999, offset by the sale of equity securities and exercise of options and warrants in 1998.

Backlog
-------

As of March 31, 1999, the Company had camera backlog of approximately $250,000, as compared to a backlog as of December 31, 1998 of approximately $390,000. Backlog consists of orders received, which generally have a specified delivery schedule within three to five weeks of receipt.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1999, the Company had working capital of $24,342,165, a decrease of $1,304,996 from $25,647,161 at December 31, 1998. This decrease is primarily due to the use of cash to fund operations during the first quarter of 1999. The Company's principal source of liquidity at March 31, 1998 consisted of $20,364,479 in cash and short-term investments. Until the Company generates sufficient revenues from system sales, it will be required to continue to utilize this source of liquidity to cover the continuing expense of product development, marketing and sales, and general administration. The Company believes this source of liquidity will provide sufficient resources to meet its cash requirements for the next twelve months as well as on a longer-term basis.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.  Not Applicable.

ITEM 2.   CHANGES IN SECURITIES.


Sales of Unregistered Securities
--------------------------------

                                         Consideration received and       Exemption       If option, warrant or
                                       description of underwriting or        from         convertible security,
Date of       Title of     Number     other discounts to market price    registration     terms of exercise or
  sale        security      sold           afforded to purchasers          claimed             conversion
-------    --------------  -------    -------------------------------    ------------   ------------------------
3/5/99     Option to       100,000    Option granted - no                     4(2)      Exercisable for five
           purchase                   consideration received by                         years from the date
           common stock               Company until exercise                            options first become
           granted to an                                                                vested, options vest
           employee                                                                     ratably over five years
                                                                                        at an exercise price of
                                                                                        $23.125 per share


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Not Applicable.


ITEM 5.   OTHER INFORMATION.  Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

Exhibit 27.1   Financial Data Schedule

REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ParkerVision, Inc.
                                        Registrant


May 14, 1999                            By: /s/ Jeffrey L. Parker
                                            ----------------------
                                        Jeffrey L. Parker
                                        Chairman and Chief Executive Officer


May 14, 1999                            By: /s/ Cynthia Poehlman
                                            ---------------------
                                        Cynthia Poehlman
                                        Controller and Chief Accounting Officer