Form 10-Q
period 1999-06-30
PARKERVISION INC
filed 1999-08-13
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, 20549

                                    FORM 10-Q
(Mark One)
    (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 1999, 11,772,933 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of ParkerVision, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 1998.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                                                                          June 30,
                                                            1999        December 31,
                                 ASSETS                  (unaudited)       1998
                                 ------                  -----------    -----------
CURRENT ASSETS:
    Cash and cash equivalents                            $ 7,339,511    $10,569,435
    Short-term investments                                10,018,800     11,077,394
    Accounts receivable, net of allowance for
        doubtful accounts of $38,405 at June 30, 1999
        and December 31, 1998, respectively                1,138,914        805,880
    Interest and other receivables                           155,742        183,823
    Inventories, net                                       3,594,774      3,237,567
    Prepaid expenses and other                             1,234,339      1,023,011
                                                         -----------    -----------
               Total current assets                       23,482,080     26,897,110
                                                         -----------    -----------

LONG-TERM INVESTMENTS                                      8,000,000      8,000,000
                                                         -----------    -----------

PROPERTY AND EQUIPMENT, net                                3,171,204      2,760,335
                                                         -----------    -----------

OTHER ASSETS, net                                          3,086,041      2,592,565
                                                         -----------    -----------

               Total assets                              $37,739,325    $40,250,010
                                                         ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                                                                 June 30,
                                                                  1999         December 31,
                   LIABILITIES AND SHAREHOLDERS' EQUITY        (unaudited)         1998
                   ------------------------------------       ------------     ------------
CURRENT LIABILITIES:
    Accounts payable                                          $    776,169     $    609,523
    Accrued expenses:
        Salaries and wages                                         345,090          178,792
        Rebates payable                                            104,174          108,185
        Warranty reserve                                           109,583           99,656
        Other accrued expenses                                     339,224          220,389
    Deferred revenue                                               152,506           33,404
                                                              ------------     ------------
               Total current liabilities                         1,826,746        1,249,949
                                                              ------------     ------------

DEFERRED INCOME TAXES                                               18,091           18,091
                                                              ------------     ------------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

SHAREHOLDERS' EQUITY:
    Preferred stock, $1 par value, 1,000,000 shares
       authorized, none issued or outstanding                            0                0
    Common stock, $.01 par value, 20,000,000 shares
       authorized, 11,772,933 and 11,718,678 shares issued
       and outstanding at June 30, 1999 and December
       31, 1998, respectively                                      117,729          117,187
    Warrants outstanding                                         3,242,265        3,257,625
    Additional paid-in capital                                  53,284,144       52,543,817
    Accumulated other comprehensive income                          12,941           72,241
    Accumulated deficit                                        (20,762,591)     (17,008,900)
                                                              ------------     ------------
               Total shareholders' equity                       35,894,488       38,981,970
                                                              ------------     ------------

               Total liabilities and shareholders' equity     $ 37,739,325     $ 40,250,010
                                                              ============     ============

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                       Three months ended June 30,      Six months ended June 30,
                                       ---------------------------     ---------------------------
                                          1999            1998            1999            1998
                                       -----------     -----------     -----------     -----------
Revenues, net                          $ 2,626,969     $ 2,589,781     $ 5,096,720     $ 4,554,775
Cost of goods sold                       1,595,711       1,492,396       3,228,514       2,824,986
                                       -----------     -----------     -----------     -----------
    Gross margin                         1,031,258       1,097,385       1,868,206       1,729,789

Research and development expenses        1,339,467         885,287       2,510,456       1,882,855

Marketing and selling expenses           1,108,497       1,305,239       1,857,208       2,268,230

General and administrative expenses      1,122,143         650,087       1,928,645       1,169,734

Other expense                               69,948               0          69,873               0

Interest income                           (345,460)       (390,406)       (744,285)       (793,701)
                                       -----------     -----------     -----------     -----------

    Net loss                           $(2,263,337)    $(1,352,822)    $(3,753,691)    $(2,797,329)
                                       ===========     ===========     ===========     ===========

    Basic loss per common share        $     (0.19)    $     (0.12)    $     (0.32)    $     (0.25)
                                       ===========     ===========     ===========     ===========

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                            Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                       -----------------------------     -----------------------------
                                                           1999             1998             1999             1998
                                                       ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $ (2,263,337)    $ (1,352,822)    $ (3,753,691)    $ (2,797,329)
  Adjustments to reconcile net loss to net cash
     used for operating activities:
      Depreciation and amortization                         346,073          178,600          674,674          332,076
        Provision for obsolete inventories                   60,000           60,000          120,000           90,000
        Loss on disposal of property and equipment           69,949                0           69,949                0
      Changes in operating assets and liabilities:
        Increase in accounts receivable, net               (380,401)        (922,465)        (333,034)        (866,052)
        (Increase) decrease in interest and other
               receivables                                  (40,480)        (108,854)          28,081          109,236
        Decrease (increase) in inventories, net             108,760          203,519         (477,207)        (920,258)
        Decrease (increase) in prepaid expenses             103,763          321,184         (211,328)         (27,615)
        Increase in other assets                           (353,314)        (274,024)        (736,924)        (301,373)
        (Decrease) increase in accounts payable and
               accrued expenses                            (197,232)        (609,456)         457,695          151,702
        Increase in deferred revenue                         26,253           12,920          119,102           15,754
                                                       ------------     ------------     ------------     ------------
         Total adjustments                                 (256,629)      (1,138,576)        (288,992)      (1,416,530)
                                                       ------------     ------------     ------------     ------------
         Net cash used for operating activities          (2,519,966)      (2,491,398)      (4,042,683)      (4,213,859)
                                                       ------------     ------------     ------------     ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of investments                          0                0        1,000,000        5,500,000
  Purchase of property and equipment                       (612,515)        (434,903)        (912,750)        (722,351)
                                                       ------------     ------------     ------------     ------------
         Net cash (used for) provided by investing
                  activities                               (612,515)        (434,903)          87,250        4,777,649
                                                       ------------     ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                    157,513           89,649          725,509          239,089
                                                       ------------     ------------     ------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS
                                                         (2,974,968)      (2,836,652)      (3,229,924)         802,879
CASH AND CASH EQUIVALENTS, beginning of period
                                                         10,314,479        5,772,724       10,569,435        2,133,193
                                                       ------------     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, end of period               $  7,339,511     $  2,936,072     $  7,339,511     $  2,936,072
                                                       ============     ============     ============     ============

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                     CONDENCED NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   ACCOUNTING POLICIES
     -------------------

     There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 1998

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents include overnight repurchase agreements and U.S. Treasury money market investments totaling approximately $7,511,000 and $10,032,000 at June 30, 1999 and December 31, 1998, respectively.

     RECLASSIFICATIONS. Certain reclassifications have been made to the 1998 statements of operations in order to conform to the 1999 presentation.

2.   LOSS PER SHARE
     --------------

     Basic loss per share is determined based on the weighted average number of common shares assumed to be outstanding during each period. Dilutive loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation as their effect is anti-dilutive. The weighted average number of common shares assumed to be outstanding for the three month periods ended June 30, 1999 and 1998 is 11,766,348 and 11,391,388, respectively. The weighted average number of common shares assumed to be outstanding for the six month periods ended June 30, 1999 and 1998 is 11,747,351 and 11,369,251, respectively.

3.   INVENTORIES:
     ------------

     Inventories consist of the following:
                                                June 30, 1999  December 31, 1998
                                                -------------  -----------------
     Purchased materials                         $ 2,236,609      $ 1,996,573
     Work in process                                 112,110          241,676
     Finished goods                                1,668,865        1,406,664
                                                 -----------      -----------
                                                   4,017,584        3,664,913
     Less allowance for inventory obsolescence      (422,810)        (407,346)
                                                 -----------      -----------
                                                 $ 3,594,774      $ 3,237,567
                                                 ===========      ===========

4.   SIGNIFICANT CUSTOMERS
     ---------------------

     For the three months ended June 30, 1999, Vtel Corporation (Vtel) accounted for approximately 36% of total revenues. For the three months ended June 30, 1998, Vtel and one other customer accounted for approximately 45% and 10% of total revenues, respectively.

     For the six months ended June 30, 1999 and 1998, Vtel accounted for approximately 29% and 35% of total revenues, respectively.

5.   STOCK OPTIONS
     -------------

     On May 26, 1999, the Company granted nonqualified stock options to purchase an aggregate of 500,000 shares of its common stock for $30.00 per share pursuant to an employment agreement. These options were not issued under a plan and expire five years from the date they first become vested. Options to purchase 250,000 shares vest ratably over a five year period commencing on June 1, 2000. Options to purchase the remaining 250,000 shares vest fully ten years from the date of grant, but may be accelerated based on certain performance criteria.

     On June 10, 1999, the Company's shareholders approved an amendment to the 1993 Stock Plan (Stock Plan) to increase the number of shares of Common Stock subject to the Stock Plan from 2,000,000 to 3,500,000. Options to purchase 1,506,820 shares of common stock were available for future grants under the Stock Plan at June 30, 1999.

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


RESULTS OF OPERATIONS FOR EACH OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 30,
--------------------------------------------------------------------------------
1999 AND 1998
-------------

Revenues
--------
Revenues for the three months ended June 30, 1999 increased by $37,188 as compared to the same period in 1998. The number of camera systems sold during the three month periods ended June 30, 1999 and 1998 were 372 and 381, respectively. The average selling price per camera system decreased from approximately $6,800 for the three months ended June 30, 1998 to approximately $6,600 for the three months ended June 30, 1999, due to the mix of products sold. In addition, revenues for the three month period ended June 30, 1999 included approximately $175,000 in PVTV studio revenue from a corporate studio installation.

Revenues for the six months ended June 30, 1999 increased by $541,945 as compared to the same period in 1998. This increase is primarily due to an increase in camera systems sold. The Company sold 703 camera systems during the six month period ended June 30, 1999, compared to 609 systems during the same period in 1998. The average selling price per camera system sold was approximately $7,100 and $7,000 for the six month periods ended June 30, 1999 and 1998, respectively.

For the six months ended June 30, 1999, revenues included approximately $350,000 for a PVTV Studio system and third party videoconferencing equipment which were sold at or near the Company's cost in order to establish a corporate beta environment for PVTV studio.

Gross Margin
------------
For the three month periods ended June 30, 1999 and 1998, gross margins as a percentage of sales were 39.3% and 42.4%, respectively. For the six month periods ended June 30, 1999 and 1998, gross margins as a percentage of sales were 36.7% and 38.0%, respectively. Margin fluctuations are, in part, impacted by the mix of products sold. In addition, a slight reduction in margins resulted from the pass through of a beta studio and related third party equipment at little to no margin during the first half of 1999. This decrease was somewhat offset by a decrease in production costs for the same periods.

Research and Development Expenses
---------------------------------
The Company's research and development expenses were $1,339,467 and $885,287 for the three months ended June 30, 1999 and 1998, respectively, and $2,510,456 and $1,882,855 for the six month periods ended June 30, 1999 and 1998, respectively. The increases of $454,180 and $627,601 for the three and six month periods, respectively, are primarily a result of the outsourcing of certain application engineering functions related to the Company's Direct2Data technology, offset somewhat by decreases in personnel and prototype materials related to PVTV Studio development.

Marketing and Selling Expenses
------------------------------
Marketing and selling expenses were $1,108,497 and $1,305,239 for the three month periods ended June 30, 1999 and 1998, respectively. The decrease of $196,742 is primarily due to a decrease in trade show expenses.

Marketing and selling expenses for the six month periods ended June 30, 1999 and 1998 were $1,857,208 and $2,268,230, respectively. The decrease of $411,022 is primarily due to decreases in trade show expenses, production and personnel costs. The Company incurred significant trade show and advertising production costs in 1998 for the launch of its studio product line.

General and Administrative Expenses
-----------------------------------
For the three month periods ended June 30, 1999 and 1998, general and administrative expenses were $1,122,143 and $650,087, respectively. For the six month periods ended June 30, 1999 and 1998, general and administrative expenses were $1,928,645 and $1,169,734, respectively. These increases are primarily a result of increased personnel cost, increased use of outside professional services, and the amortization of prepaid consulting fees. The Company added an executive officer in June 1998 and a wireless business development officer in June 1999 and has increased the use of legal and other consulting services in connection with its wireless technology.

Other Expense
-------------
Other expense consists primarily of losses due to the disposal of trade show booths and related equipment due to obsolescence of the booth design and materials.

Interest Income
---------------
Interest income was $345,460 and $390,406 for the three month periods ended June 30, 1999 and 1998, respectively, and $744,285 and $793,701 for the six month periods ended June 30, 1999 and 1998, respectively. The decrease in interest income is due to the Company's use of proceeds from maturing investments to fund operations during 1998 and 1999, offset by the sale of equity securities in 1998.

Backlog
-------
As of June 30, 1999, the Company had a backlog of approximately $460,000. Backlog consists of orders received that generally have a specified delivery schedule within three to five weeks of receipt.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At June 30, 1999, the Company had working capital of $21,637,243, a decrease of $4,009,918 from $25,647,161 at December 31, 1998. This decrease in working capital is primarily due to the use of cash to fund operations during the first half of 1999. The Company's principal source of liquidity at June 30, 1999 consisted of $17,358,311 in cash and short-term investments. Until the Company generates sufficient revenues from product sales or licensing fees, it will be required to continue to utilize its working capital to cover the continuing expense of research and development, marketing and general administration. The Company believes its current cash and investments will provide sufficient resources to meet its cash requirements for the next twelve months as well as on a longer-term basis.

YEAR 2000 READINESS
-------------------

The Company continues to evaluate the potential impact of the situation commonly referred to as the "Year 2000" (Y2K) issue. This issue concerns the inability of information systems to properly recognize and process date sensitive information relating to the year 2000 and beyond. The inability to properly interpret dates beyond the year 1999 could lead to business disruptions.

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

The Company primarily utilizes third party software packages for its internal information systems and processes. Many of these packages have already been rendered Y2K compliant by the manufacturers, and as a part of ongoing support agreements with these manufacturers, the Company is able to upgrade to Y2K compliant versions at minimal to no additional cost. As a result, efforts required to modify the Company's business systems have been minimized. The Company expects its principal internal management information systems to be fully Y2K compliant by October 1999. The Company is examining and taking steps to ensure that its manufacturing processes will not be interrupted and its facilities infrastructure will not experience any failures or difficulties as a result of the year 2000 issues.

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


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.  Not applicable.

ITEM 2.   CHANGES IN SECURITIES

                        Sales of Unregistered Securities
                        --------------------------------

                                                  Consideration received and       Exemption     If option, warrant or
                                                description of underwriting or        from       convertible security,
Date of                             Number      other discounts to market price   registration   terms of exercise or
 sale         Title of security      sold          afforded to purchasers            claimed          conversion
------------------------------------------------------------------------------------------------------------------------
5/99          Common stock           6,000     Received proceeds of $60,000           4(2)      Warrants granted
                                                                                                7/16/96 exercisable
                                                                                                through 7/16/02 at an
                                                                                                exercise price of
                                                                                                $10.00 per share

5/99          Options to purchase   250,000    Options granted - no                   4(2)      Exercisable through
              common stock                     consideration received by                        6/1/09; options vest
              granted pursuant to              Company until exercise                           over five year period
              an employment                                                                     commencing 6/1/99 at
              agreement                                                                         an exercise price of
                                                                                                $30 per share

5/99          Options to purchase   250,000    Options granted - no                   4(2)      Options vest 5/26/09
              common stock                     consideration received by                        but may be accelerated
              granted pursuant to              Company until exercise                           based on the
              an employment                                                                     achievement of certain
              agreement                                                                         gross margin
                                                                                                objectives. Options
                                                                                                are exercisable up to
                                                                                                five years from the
                                                                                                date they first become
                                                                                                vested at an exercise
                                                                                                price of $30 per share

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on June 10, 1999. The shareholders elected Messrs. Jeffrey Parker, Todd Parker, Richard Sisisky, David Sorrells, William Hightower, Francesco Bolgiani, William Sammons and Arthur Yeager and Ms. Stacie Wilf as directors and approved an amendment to the 1993 Stock Plan to increase the number of shares subject to the Stock Plan from 2,000,000 to 3,500,000. The following is a tabulation of votes cast for and against and abstentions for each director and for the amendment to the Stock Plan:

                                   Votes Cast
                        ---------------------------------
             Name               For              Against      Abstentions
     --------------------------------------------------------------------
     Jeffrey Parker          10,024,353          168,475           0
     Todd Parker             10,024,253          168,575           0
     Richard Sisisky         10,024,253          168,575           0
     David Sorrells          10,024,353          168,475           0
     William Hightower       10,024,353          168,475           0
     Francesco Bolgiani      10,024,353          168,475           0
     William Sammons         10,024,253          168,575           0
     Arthur Yeager           10,024,353          168,475           0
     Stacie Wilf             10,024,353          168,475           0

                                   Votes Cast                 Abstentions
                                                               or broker
                                For              Against       non-votes
     --------------------------------------------------------------------
     Amendment to the
     Stock Plan               6,047,627          115,052       4,030,149


ITEM 5.  OTHER INFORMATION.  Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27.1             Financial Data Schedule


(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ParkerVision, Inc.
                                        Registrant

August 13, 1999                         By: /s/ Jeffrey L. Parker
                                            ----------------------
                                            Jeffrey L. Parker
                                            Chairman and Chief Executive Officer


August 13, 1999                         By: /s/ Cynthia Poehlman
                                            ---------------------
                                            Cynthia Poehlman
                                            Chief Accounting Officer