Form 10-Q
period 1999-09-30
PARKERVISION INC
filed 1999-11-12
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, 20549

                                    FORM 10-Q
(Mark One)
   (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 8, 1999, 11,778,988 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of ParkerVision, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 1998.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                                                     September 30,
                                                         1999       December 31,
    ASSETS                                           (unaudited)        1998
    ------                                           -----------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                          $15,135,910    $10,569,435
  Short-term investments                                       0     11,077,394
  Accounts receivable, net of allowance for
    doubtful accounts of $42,626 and $37,308
    at September 30, 1999 and December 31, 1998
    respectively                                       1,304,767        805,880
  Interest and other receivables                         123,515        183,823
  Inventories, net                                     3,720,964      3,237,567
  Prepaid expenses and other                           1,266,204      1,023,011
                                                     -----------    -----------
        Total current assets                          21,551,360     26,897,110
                                                     -----------    -----------

LONG-TERM INVESTMENTS                                  8,000,000      8,000,000
                                                     -----------    -----------

PROPERTY AND EQUIPMENT, net                            3,240,305      2,760,335
                                                     -----------    -----------

OTHER ASSETS, net                                      3,251,777      2,592,565
                                                     -----------    -----------

      Total assets                                   $36,043,442    $40,250,010
                                                     ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                                                     September 30,
                                                          1999        December 31,
     LIABILITIES AND SHAREHOLDERS' EQUITY             (unaudited)         1998
     ------------------------------------            ------------     ------------
CURRENT LIABILITIES:
  Accounts payable                                   $  1,332,357     $    609,523
  Accrued expenses:
    Salaries and wages                                    336,562          178,792
    Rebates payable                                        62,816          108,185
    Warranty reserve                                      124,308           99,656
    Other accrued expenses                                304,500          220,389
  Deferred revenue                                        348,840           33,404
                                                     ------------     ------------
      Total current liabilities                         2,509,383        1,249,949
                                                     ------------     ------------

DEFERRED INCOME TAXES                                      18,091           18,091
                                                     ------------     ------------
COMMITMENTS AND CONTINGENCIES
  (Note 4)

SHAREHOLDERS' EQUITY:
  Preferred stock, $1 par value, 1,000,000 shares
    authorized, none issued or outstanding                      0                0
  Common stock, $.01 par value, 20,000,000 shares
    authorized, 11,778,988 and 11,718,678 shares
    issued and outstanding at September 30, 1999
    and December 31, 1998, respectively                   117,790          117,187
  Warrants outstanding                                  3,232,025        3,257,625
  Additional paid-in capital                           53,370,009       52,543,817
  Accumulated other comprehensive income                        0           72,241
  Accumulated deficit                                 (23,203,856)     (17,008,900)
                                                     ------------     ------------
      Total shareholders' equity                       33,515,968       38,981,970
                                                     ------------     ------------

      Total liabilities and shareholders' equity     $ 36,043,442     $ 40,250,010
                                                     ============     ============

      The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                            Three months ended                Nine months ended
                                               September 30,                     September 30,
                                       -----------------------------     -----------------------------
                                           1999             1998             1999             1998
                                       ------------     ------------     ------------     ------------
Revenues, net                          $  3,069,483     $  3,079,494     $  8,166,203     $  7,634,269
Cost of goods sold                        1,791,130        1,692,122        5,019,644        4,517,108
                                       ------------     ------------     ------------     ------------
  Gross margin                            1,278,353        1,387,372        3,146,559        3,117,161

Research and development expenses         1,872,834          825,644        4,383,290        2,708,499

Marketing and selling expenses            1,126,123          747,400        2,983,331        3,015,630

General and administrative expenses       1,050,649          694,106        2,979,294        1,863,840

Other expense                                 1,700                0           71,573                0

Interest income                            (331,688)        (354,797)      (1,075,973)      (1,148,498)
                                       ------------     ------------     ------------     ------------
  Net loss                             $ (2,441,265)    $   (524,981)    $ (6,194,956)    $ (3,322,310)
                                       ============     ============     ============     ============

  Basic loss per common share          $      (0.21)    $      (0.05)    $      (0.53)    $      (0.29)
                                       ============     ============     ============     ============

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  Three Months Ended                Nine Months Ended
                                                                     September 30,                     September 30,
                                                             -----------------------------     -----------------------------
                                                                 1999             1998             1999             1998
                                                             ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $ (2,441,265)    $   (524,981)    $ (6,194,956)    $ (3,322,310)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Depreciation and amortization                               369,893          205,019        1,044,567          537,095
      Provision for obsolete inventories                           60,000           60,000          180,000          150,000
      Loss on disposal of property and equipment                    4,191                0           74,140                0
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable, net          (165,853)         171,039         (498,887)        (695,013)
        Decrease in interest and other receivables                 32,227          127,630           60,308          236,866
        (Increase) decrease in inventories, net                  (186,190)         479,025         (663,397)        (441,233)
        Increase in prepaid expenses                              (31,865)        (193,683)        (243,193)        (221,298)
        Increase in other assets                                 (294,368)        (642,847)      (1,031,292)        (944,220)
        Increase in accounts payable and accrued expenses         486,303          229,447          943,998          381,149
        Increase in deferred revenue                              196,334            5,335          315,436           21,089
                                                             ------------     ------------     ------------     ------------
          Total adjustments                                       470,672          440,965          181,680         (975,565)
                                                             ------------     ------------     ------------     ------------
          Net cash used for operating activities               (1,970,593)         (84,016)      (6,013,276)      (4,297,875)
                                                             ------------     ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of investments                        10,000,000        7,000,000       11,000,000       12,500,000
  Purchase of property and equipment                             (308,694)         (47,886)      (1,221,444)        (770,237)
                                                             ------------     ------------     ------------     ------------
          Net cash provided by investing activities             9,691,306        6,952,114        9,778,556       11,729,763
                                                             ------------     ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                           75,686          (10,143)         801,195          228,946
                                                             ------------     ------------     ------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                         7,796,399        6,857,955        4,566,475        7,660,834

CASH AND CASH EQUIVALENTS, beginning of period                  7,339,511        2,936,072       10,569,435        2,133,193
                                                             ------------     ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, end of period                     $ 15,135,910     $  9,794,027     $ 15,135,910     $  9,794,027
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

                               PARKERVISION, INC.

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   ACCOUNTING POLICIES
     -------------------

     The Company has previously operated in a single reportable segment of microelectronic hardware and software products and related technologies. As the Company has completed the research of its wireless technology and is moving toward commercialization of the technology, the Company has redefined its reportable segments. Effective July 1, 1999, the Company has two distinguishable segments that offer different products and services, sell to different types of customers, and are managed separately. (See Note
     5). Segment information is restated for prior periods to reflect the revised segments.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents include overnight repurchase agreements and U.S. Treasury money market investments totaling approximately $15,917,000 and $10,032,000 at September 30, 1999 and December 31, 1998, respectively.

     RECLASSIFICATIONS. Certain reclassifications have been made to the 1998 balance sheet in order to conform to the 1999 presentation.

2.   LOSS PER SHARE
     --------------

     Basic loss per share is determined using the weighted average number of common shares assumed to be outstanding during each period. Dilutive loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation because their effect is anti-dilutive. The weighted average number of common shares assumed to be outstanding for the three month periods ended September 30, 1999 and 1998 is 11,775,809 and 11,404,198, respectively. The weighted average number of common shares assumed to be outstanding for the nine month periods ended September 30, 1999 and 1998 is 11,756,941 and 11,381,348, respectively.

3.   INVENTORIES:
     ------------

     Inventories consist of the following:

                                                 September 30,    December 31,
                                                      1999            1998
                                                  -----------     -----------
     Purchased materials                          $ 2,428,113     $ 1,996,573
     Work in process                                  107,836         241,676

     Finished goods                                 1,636,665       1,406,664
                                                  -----------     -----------
                                                    4,172,614       3,664,913
     Less allowance for inventory obsolescence       (451,650)       (407,346)
                                                  -----------     -----------
                                                  $ 3,720,964     $ 3,237,567
                                                  ===========     ===========

4.   SIGNIFICANT CUSTOMERS
     ---------------------

     Vtel Corporation ("Vtel") accounted for approximately 28% and 30% of total revenues for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, Vtel accounted for approximately 29% and 32% of total revenues, respectively.

5.   SEGMENT INFORMATION
     -------------------

     The Company's segments include the Video Products Division ("Video Division") and the Wireless Technology Division ("Wireless Division"). The Video Division designs, develops, manufactures and markets automated video camera control systems and automated production systems. The Wireless Division develops and markets a wireless radio-frequency ("RF") technology that the Company believes has widespread application and has the potential to replace certain traditional RF hardware.

     The Company primarily evaluates the operating performance of its segments based on net sales and income from operations. The following table presents financial information about the Company's business segments (in thousands):

                                                    Three months ended             Nine months ended
                                                  -----------------------       -----------------------
                                                  September      September      September      September
                                                  30, 1999       30, 1998       30, 1999       30, 1998
                                                  --------       --------       --------       --------
     NET SALES:
       Video Division                             $  3,069       $  3,079       $  8,166       $  7,634
       Wireless Division                                 0              0              0              0
                                                  --------       --------       --------       --------
           Total net sales                        $  3,069       $  3,079       $  8,166       $  7,634
                                                  --------       --------       --------       --------


     LOSS FROM OPERATIONS:
       Video Division                             $   (633)      $    (75)      $ (2,246)      $ (2,373)
       Wireless Division                            (2,140)          (805)        (5,025)        (2,098)
       Other (a)                                       332            355          1,076          1,149
                                                  --------       --------       --------       --------
           Total net loss                         $ (2,441)      $   (525)      $ (6,195)      $ (3,322)
                                                  ========       ========       ========       ========
     DEPRECIATION:
       Video Division                             $    140       $    135       $    413       $    375
       Wireless Division                                95             62            254            169
                                                  --------       --------       --------       --------
           Total depreciation                     $    235       $    197       $    667       $    544
                                                  ========       ========       ========       ========

     AMORTIZATION OF INTANGIBLES
     AND OTHER ASSETS:
       Video Division                             $     26       $     29       $     77       $     75
       Wireless Division                               103             53            297            117
                                                  --------       --------       --------       --------
           Total amortization of intangibles
             and other assets                     $    129       $     82       $    374       $    192
                                                  ========       ========       ========       ========

     CAPITAL EXPENDITURES:
       Video Division                             $    109       $     25       $    552       $    367
       Wireless Division                               136              3            515            252
       Other                                            64             20            154            151
                                                  --------       --------       --------       --------
           Total capital expenditures             $    309       $     48       $  1,221       $    770
                                                  ========       ========       ========       ========

                                                  September      December
                                                  30, 1999       31, 1998
                                                  --------       --------
     ASSETS:
       Video Division                             $  7,596       $  6,385
       Wireless Division                             3,816          2,753
       Other (b)                                    24,631         31,112
                                                  --------       --------
           Total assets                           $ 36,043       $ 40,250
                                                  ========       ========

     (a)  Other represents interest income from investments.

     (b)  Other includes the following corporate assets:

                                                  September      December
                                                  30, 1999       31, 1998
                                                  --------       --------
     Cash and investments                         $ 23,136       $ 29,647
     Interest & other receivables                      123            184
     Prepaid expenses                                  597            660
     Property & equipment, net                         680            616
     Other assets                                       95              5
                                                  --------       --------
         Total                                    $ 24,631       $ 31,112
                                                  ========       ========

6.   SUBSEQUENT EVENT
     ----------------

     In October, 1999, the Company signed a licensing agreement with Symbol Technologies, Inc. ("Symbol") for a license of the Company's wireless D2D technology. Symbol is a leading provider of mobile data management systems and services for wireless local area networking ("WLAN") products. The agreement provides Symbol with sole licensee status in the WLAN market based upon Symbol incorporating the Company's D2D technology into the majority of its future WLAN products. Under the terms of the agreement, which has an initial term of six and one half years, the Company received prepaid royalties and will receive additional payments over time.


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


RESULTS  OF  OPERATIONS  FOR EACH OF THE  THREE  AND NINE  MONTH  PERIODS  ENDED
--------------------------------------------------------------------------------
SEPTEMBER 30, 1999 AND 1998
---------------------------

Revenues
--------
Revenues for the three months ended September 30, 1999 decreased by $10,011 as compared to the same period in 1998. Approximately 87% of the Company's revenues for the quarter ended September 30, 1999 was attributable to sales of camera systems and related accessories. The remaining 13% of revenue is attributable to sales of the Company's PVTV Studio systems. All of the Company's revenue for the three-month period ended September 30, 1998 was attributable to sales of camera systems and related accessories. The Company sold 411 and 439 camera systems during the three-month periods ended September 30, 1999 and 1998, respectively. The average selling price per camera system decreased from approximately $7,000 for the three months ended September 30, 1998 to approximately $6,500 for the three months ended September 30, 1999, due to the mix of products sold. The Company's studio sales for the three-month period ended September 30, 1999 consisted of two systems with an average selling price of approximately $200,000 per system.

Revenues for the nine months ended September 30, 1999 increased by $531,934 as compared to the same period in 1998. This increase is due to an increase in camera and studio system sales. The Company sold 1,114 camera systems during the nine month period ended September 30, 1999, at an average selling price of approximately $6,700 per system. This compares to 1,048 camera system sales for the nine month period ended September 30, 1998, at an average selling price of approximately $7,000 per system.

For the nine months ended September 30, 1999, revenues included approximately $750,000 for the sale of studio systems and related accessories at an average selling price of $250,000 per system. This compares to revenues of approximately $300,000 for the same period in 1998 for studio sales at an average selling price of $150,000 per system. The increase in average selling price is primarily due to discounts offered on 1998 sales as the installations represented beta sites.

Gross Margin
------------
For the three month periods ended September 30, 1999 and 1998, gross margins as a percentage of sales were approximately 42% and 45%, respectively. For the nine month periods ended September 30, 1999 and 1998, gross margins as a percentage of sales were approximately 39% and 41%, respectively. The fluctuations in margin are primarily due to the mix of products sold.

Research and Development Expenses
---------------------------------
The Company's research and development expenses were $1,872,834 and $825,644 for the three months ended September 30, 1999 and 1998, respectively, and $4,383,290 and $2,708,499 for the nine month periods ended September 30, 1999 and 1998, respectively. The increases of $1,047,190 and $1,674,791 for the three and nine month periods, respectively, are primarily a result of increases related to the wireless division. These increases are a result of application engineering and prototype development expenses related to the Direct2Data technology.

Marketing and Selling Expenses
------------------------------
Marketing and selling expenses were $1,126,123 and $747,400 for the three month periods ended September 30, 1999 and 1998, respectively. The increase of $378,723 is due to increases in wireless business development personnel and related costs for commercialization of the Company's D2D technology as well as increases in product management resources related to the Company's video division.

Marketing and selling expenses for the nine month periods ended September 30, 1999 and 1998 were $2,983,331 and $3,015,630, respectively. The decrease of $32,299 is primarily due to decreases in trade show expenses and production costs for the video division, offset by increased business development costs for the wireless division. The Company incurred significant trade show and advertising production costs in 1998 for the launch of its studio product line.

General and Administrative Expenses
-----------------------------------
For the three month periods ended September 30, 1999 and 1998, general and administrative expenses were $1,050,649 and $694,106, respectively. For the nine month periods ended September 30, 1999 and 1998, general and administrative expenses were $2,979,294 and $1,863,840, respectively. These increases of $356,543 and $1,115,454 for the three and nine month periods, respectively, are primarily a result of increased use of outside legal and other professional services in connection with the Company's wireless technology and the amortization of prepaid consulting fees.

Other Expense
-------------
Other expense consists primarily of losses due to the disposal of trade show booths and related equipment due to obsolescence of the booth design and materials.

Interest Income
---------------
Interest income was $331,688 and $354,797 for the three month periods ended September 30, 1999 and 1998, respectively, and $1,075,973 and $1,148,498 for the nine month periods ended September 30, 1999 and 1998, respectively. The decrease in interest income is due to the Company's use of proceeds from maturing investments to fund operations during 1998 and 1999.

Backlog
-------
As of September 30, 1999, the Company had a camera system backlog of approximately $670,000 and approximately $500,000 of studio shipments pending installation. Camera backlog consists of orders received that generally have a specified delivery schedule within three to five weeks of receipt. Revenue for studio shipments is generally recognized upon completion of installation which is generally expected to occur within 90 days of shipment.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At September 30, 1999, the Company had working capital of $19,041,977, a decrease of $6,605,184 from $25,647,161 at December 31, 1998. This decrease in working capital is primarily due to the use of cash to fund operations during 1999. The Company's principal source of liquidity at September 30, 1999 consisted of $15,135,910 in cash and cash equivalents. Until the Company generates sufficient revenues from product sales or licensing fees, it will be required to continue to utilize its working capital to cover the continuing expense of research and development, marketing and general administration. The Company believes its current cash and investments will provide sufficient resources to meet its cash requirements for the next twelve months as well as on a longer-term basis.

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

The Company formed an internal Y2K team to assess the Company's products, its internal information systems and processes, and its third party suppliers for Y2K readiness. The team has identified existing systems which require action and has developed and executed plans to make corrections in affected areas prior to the issue causing any disruption of normal business activities.

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

The Company primarily utilizes third party software packages for its internal information systems and processes. The majority of these packages have been rendered Y2K compliant by the manufacturers, and as a part of ongoing support agreements with these manufacturers, the Company was able to upgrade to Y2K compliant versions at minimal to no additional cost. As a result, efforts required to modify the Company's business systems were minimized. Currently, the Company believes its principal internal management information systems to be fully Y2K compliant. The Company continues to examine and take steps to ensure that its manufacturing processes will not be interrupted and its facilities infrastructure will not experience any failures or difficulties as a result of the year 2000 issues.

The Company also faces risks and uncertainties to the extent that third-party suppliers of products, service and systems on which the Company relies do not have business systems or products that comply with the Y2K requirements. The Company has initiated communications with all of its significant suppliers and customers to determine the extent to which the Company's systems and products are vulnerable to those third parties' failure to remediate their own Y2K issues. Based on representations made by these suppliers and customers, the Company believes the majority of its significant suppliers are Y2K compliant or are in the process of implementing action plans for Y2K compliance. There is no guarantee that the systems or products of other companies on which the Company relies will be timely converted and would not have an adverse effect on the Company's systems or products. The Company has increased its inventory levels of critical parts in order to help mitigate this risk. The Company continues to monitor the Y2K status of its suppliers and identify actions needed to mitigate vulnerability to problems related to enterprises with which the Company interacts.

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


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.  Not applicable.

ITEM 2.   CHANGES IN SECURITIES

                        Sales of Unregistered Securities
                        --------------------------------

                                           Consideration received and       Exemption     If option, warrant or
                                         description of underwriting or        from       convertible security,
Date of                       Number     other discounts to market price   registration    terms of exercise or
  sale    Title of security    sold          afforded to purchasers          claimed            conversion
---------------------------------------------------------------------------------------------------------------
8/99      Common stock        4,000      Received proceeds of $40,000          4(2)         Warrants granted
                                                                                            7/16/96 exercisable
                                                                                            through 7/16/02 at
                                                                                            an exercise price
                                                                                            of $10.00 per share

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Not applicable.

ITEM 5.  OTHER INFORMATION.  Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          Exhibit 27.1             Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ParkerVision, Inc.
                                        Registrant

November 12, 1999                       By: /s/ Jeffrey L. Parker
                                            ---------------------
                                            Jeffrey L. Parker
                                            Chairman and Chief Executive Officer


November 12, 1999                       By: /s/ Cynthia Poehlman
                                            --------------------
                                            Cynthia Poehlman
                                            Chief Accounting Officer