Form 10-K405
period 1999-12-31
PARKERVISION INC
filed 2000-03-30
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-K

(Mark One)   (X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

As of March 24, 2000, the aggregate market value of the Issuer's Common Stock, $.01 par value, held by non-affiliates of the Issuer was approximately $223,527,851 (based upon $30.50 per share closing price on that date, as reported by The Nasdaq National Market).

As of March 24, 2000, 11,935,892 shares of the Issuer's Common Stock were outstanding.

Documents incorporated by reference: Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2000 Annual Meeting are incorporated by reference into Part III.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ParkerVision, Inc. (the "Company") was incorporated under the laws of the state of Florida on August 22, 1989. The Company's operations consist of two operating segments - the Video Products Division ("Video Division ") and the Wireless Technology Division ("Wireless Division").

Video Division
--------------

The Video Division is engaged in the design, development and marketing of automated video camera control systems and automated production systems. The Company sells its video products and education-based studio systems primarily through audiovisual dealers and other equipment manufacturers throughout the United States as well as in Canada, Latin America and Asia. The Company also engages in direct selling of its high-end automated production systems.

Approximately 89%, 97% and 100% of the Company's revenues in 1999, 1998 and 1997 have been generated from its automated video camera control systems, marketed under the tradename CameraMan(R). These systems were developed to allow the creation of professional-quality video communication by non-professional video users. These systems include a proprietary "tracking" technology that allows a video user to appear in the video while also controlling the camera. The Company markets to certain educational and videoconferencing segments of the commercial market where audiovisual solutions have become increasingly popular for communication, training, presentation, instructional and educational needs. The Company offers its CameraMan(R) products in a variety of application-specific packages designed for the distance education and videoconferencing markets. Since 1995, the Company has produced camera products for Vtel Corporation ("VTEL") under an OEM agreement. VTEL accounted for approximately 29% of the Company's revenues in 1999 and approximately 35% of the Company's revenue in 1998 and 1997.

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

The Company installed several "pilot" sites in 1999 within several vertical markets including broadcast, corporate and education. In the broadcast sector, this effort allowed for the integration of widely used third party equipment and products such as news automation systems by AVSTAR and Associated Press and video servers produced by Grass Valley/Tektronix and Leitch. Integration with third party equipment manufacturers allows the Company to leverage the installed base of existing equipment into its sales efforts. In addition, in 1999, the Company introduced a digital version of its PVTV StudioNEWS(TM) system and integrated keying capabilities, which allows for enhanced graphic effects.

During 1999, the Company also introduced the PVTV Learning program that packages curriculum with Internet web tutorials for lower education (K-12) video production. The PVTV Learning packages are aggressively priced to target the large K-12 market in television education, distance learning, televised public address (campus news) and intranet/WAN web casting. In addition, similar but more sophisticated packages were developed for the higher education market. This effort allows the education community to teach and produce students well-versed in automation processes. Broadcasters looking for producers and directors to run the advanced automated broadcast stations currently being installed will seek these students.

The Company plans to continue to devote research and development efforts to the PVTV(TM) product line and expects to introduce several additional systems and features in 2000. These features include further integration of news automation services to allow for automatic programming of the PVTV(TM) transition macros directly from the news automation service, digital CameraMan(R) cameras, and redundancy systems to enhance system reliability.

Wireless Division
-----------------

The Company's Wireless Division is engaged in the development and initial commercialization of its Direct2Data(TM), or D2D(TM), technology. This technology is a wireless Direct Conversion radio frequency ("RF") technology that the Company believes will reduce cost, size, and power consumption while improving performance of wireless devices such as cellular telephones and wireless local area networks ("WLAN"), among others. The Company's Wireless Division is in the early stages of commercialization and has not generated any revenue to date.

The Company believes its D2D(TM) technology represents a completely new electronic circuit architecture that has the capability of replacing RF heterodyne architectures which the Company believes are the most widely deployed current industry standard circuit architecture utilized in wireless communications. In 1998, the Company announced that its D2D(TM) technology allowed for a single-step direct conversion of an incoming RF carrier signal directly to its baseband data, eliminating the need for the RF heterodyne architecture in RF receiver design. The Company later determined that its D2D technology could be applied to RF transmitter use as well. The Company's focus has been on the creation of zero intermediate frequency ("zero IF") radio system applications based on the D2D Direct Conversion technology. Zero IF radios eliminate all of the intermediate frequency stages currently utilized in broadly deployed heterodyne transmitters and receivers.

The Company believes the D2D(TM) architecture can be implemented in a wide range of semiconductor processes allowing the opportunity to integrate other system functions such as amplifiers, oscillators, and filters into the same IC as the RF receiver, transmitter or transceiver. This technology breakthrough reduces complexity, size, power consumption and cost of wireless communication systems. The Company believes the technology for certain applications also improves performance when compared to the traditional approaches, as it simplifies the handling of the data extraction (receiver) process or the data transmission (transmitter) process.

The performance of the Company's D2D(TM) technology was independently confirmed by Questar InfoComm, Inc. ("Questar"), a subsidiary of Questar Corporation, which signed a letter of intent to jointly develop products utilizing the Company's D2D(TM) technology in 1998. Questar also purchased $5 million in ParkerVision common stock in a private placement transaction in December 1998. The Company continues to work with Questar on the development of applications of interest to Questar.

The Company focused much of 1998 and 1999 on filing patents to protect its intellectual property and continuing to develop enhancements of the technology. The Company's development efforts in the second half of 1999 became focused on specific standards-based applications including the IEEE 802.11 WLAN standard, GSM cellular application, CDMA IS-95 cellular application and the BlueTooth personal area network standard.

The Company completed the development of a WLAN demonstrator that demonstrates several of the technological breakthroughs made possible by the Company's D2D(TM) technology. The Company also entered into a licensing agreement with Symbol Technologies, Inc. ("Symbol"), a leading provider of mobile data management systems and services for WLAN products. The agreement calls for D2D(TM) to be incorporated into the majority of Symbol's future WLAN products and for Symbol to be the sole licensee in the WLAN marketplace. Under the terms of the agreement, the Company received prepaid royalties and will receive additional payments over time for the sale by Symbol of products including the D2D(TM) technology.

The Company also completed a D2D-based transmitter demonstration platform that the Company believes meets or exceeds the requirements of the CDMA IS-95 standard. Early in 2000, the Company announced that the identical D2D(TM) transmitter hardware was utilized to complete a demonstrator platform that the Company believes exceeds the GSM standard as well. CDMA is the fastest growing digital  cellular  standard  in many  regions and is  considered  to be the most demanding of the current digital cellular standards in terms of radio transceiver performance requirements. GSM is currently the world's most popular digital cellular communications standard. The Company also announced its plans to develop D2D(TM) based receiver platforms, which meet or exceed both the CDMA IS-95 and GSM standards.

The Company has opened an office in California for the purpose of recruiting and employing RF engineers for further development of the Company's wireless technology. In addition to the Company's own engineering staff, the Company engages third party consulting firms to provide application engineering and design services for the Company's D2D(TM) technology.

The Company plans to continue its research and development efforts on D2D(TM) into 2000 with a focus on the development of application-specific solutions based on the D2D(TM) technology and further enhancements to the technology. Early in 2000, the Company added application-engineering teams in Orlando, Florida and Utah with a focus on these efforts.

PRODUCTS
--------

Video Division
--------------

The Company's CameraMan(R) automated video camera control systems utilize a portable, computerized base which pans and tilts simultaneously to achieve fluid motion, into which is integrated a professional quality single-chip or three-chip imaging camera that provides the system camera control functions, such as auto-focus and auto-image control. The base unit also includes a proprietary automatic tracking capability. Additional peripheral devices are available to control the automatic tracking functions and to remotely control base unit and camera functions. CameraMan(R) camera products are offered in a variety of application-specific packages.

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

The Company's automated camera control systems have list prices ranging from approximately $5,000 to $10,000 for a single-chip system and $19,000 to $30,000 for a three-chip system. Early in 2000 the Company completed development of a 3-CCD digital 4:3 aspect ratio CameraMan with an 18x broadcast lens. The Company anticipates selling the digital camera system in broadband distance learning applications, flash camera applications in newsrooms and packaged with PVTV digital studios for "live" production studios. The list price for the digital CameraMan is in the range of $30,000 to $40,000.

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

The PVTV(TM) product line is currently available in three application-specific packages: StudioONE(TM) targeted for corporate environments, PVTV Learning Studio(TM) targeted at lower education (K-12) and higher education (colleges and universities) environments, and StudioNEWS(TM) targeted for broadcast and cable production markets.

The StudioONE(TM) system is a base line system with limited video/audio inputs/outputs ("I/O") and limited control ports. This system offers various options, which enhance the system functionality. The StudioONE(TM) system has list price ranges from $80,000 to $160,000, depending upon the upgrade options required.

The PVTV Learning Studio(TM) is similar in functionality with the PVTV StudioONE(TM) product with the exception that for lower education market segments, it comes packaged with curriculum and on-line CD-ROM and Internet based tutorials. In addition, the systems are packaged with cameras, teleprompters and a character generator for a complete single-source solution that facilitates the specification, design and procurement process for the customer. The PVTV Learning Studio(TM) package for the K-12 market segment is priced in the $80,000 to $160,000 price range. For higher learning market segments, higher functionality digital systems with 3-CCD CameraMan cameras are provided aggressively priced in the $120,000 to $220,000 price range.

The StudioNEWS(TM) system is a switchable digital system that adds proprietary functionality to allow for the insertion of late breaking news in a live broadcast environment. In addition, StudioNEWS(TM) allows for multi-script format and integration of a news automation system. The list price for a StudioNEWS(TM) system ranges from $290,000 to $450,000 depending on selected options.

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

Wireless Division
-----------------

To date, the Company has not developed products for its wireless division, but rather has focused its efforts on commercialization through licensing arrangements with third parties. While the Company is continuing its licensing efforts and is in discussions with a number of companies, early in 2000, the Company announced plans to offer highly integrated RF front end ICs for WLAN products. The initial WLAN IC to be offered will be for WLAN products built to the IEEE 802.11b standard. The Company believes the D2D(TM) architecture will allow manufacturers to reduce component costs, reduce power consumption and simplify design and manufacturing of WLAN products. The Company anticipates the introduction of samples for OEM customers during the latter half of 2000.

MARKETING AND SALES
-------------------

Video Division
--------------

The CameraMan(R) video camera control systems and the PVTV(TM) automated production systems are marketed to educators, corporate professionals and broadcasters who use audiovisual, telecommunications and production systems in distance education, videoconferencing, and live or live-to-tape broadcasts. In the education market, the Company targets universities, colleges, primary schools, hospitals/clinics, and corporate/government training facilities. The Company believes telecommunications technologies are a trend in education resulting in teaching programs which are more timely, more accessible, and more cost-effective per student. In the videoconferencing market, the Company targets corporations who are utilizing on-site videoconferencing rooms for long-distance training and communication among corporate personnel, customers, clients and suppliers. In the broadcast production market, the Company targets broadcast and cable networks/stations, independent studios and corporate, education, healthcare, religious and government studios.

System sales are directed by an internal sales staff and a network of authorized audiovisual product dealers, telecommunication dealers and systems integrators who design and specify audiovisual and production equipment of various manufacturers. In addition, the Company maintains national account sales arrangements, such as the program with VTEL, for specific applications and targeted commercial markets. The majority of the Company's sales to date have been generated through its authorized dealers, primarily located in the United States. Since 1997, the Company has been expanding its audiovisual dealer network to include the international market, with a focus on Asia. The Company also sells certain of its automated production systems direct, primarily in the broadcast and cable segment. In addition to system sales, the Company also provides training and annual service and support contracts for its automated production systems. These services are supported primarily by internal trainers, project managers and support personnel.

The Company currently supports its distribution channels with marketing programs to promote its products. These include targeted trade advertising, direct mail campaigns, lead generation/fulfillment, tradeshow attendance and live demonstration facilities. In addition, the Company provides training of its dealers' and national accounts' sales, support and installation personnel.

The Company's revenues by distribution channel are as follows:

    Distribution Channel            1999       1998       1997
    -------------------------    ---------  ---------  ---------

    National Resellers               53%        50%        59%
    OEM Customers                    29%        39%        36%
    International Resellers           8%         8%         5%
    Direct                           10%         3%         0%

VTEL accounted for approximately 29% of the Company's revenues in 1999 and approximately 35% of the Company's revenues in 1998 and 1997. No other customer accounted for more that 10% of the Company's revenues in 1999, 1998 or 1997.

Wireless Division
-----------------

The Company is marketing its technology to wireless product companies and semiconductor companies. The Company plans to commercialize its D2D(TM) wireless technology by pursuing strategic partnerships and licensing arrangements as well as by producing and selling IC's to product manufacturers. Currently, Symbol is the only licensee of the Company's wireless technology. The Company plans to offer highly integrated RF front end IC's for WLAN products to product manufacturers with sample IC's initially available in 2000. The Company will contract with semiconductor foundries to manufacture the IC's based on the Company's designs.

The Company may also consider additional strategies for marketing its technology including, but not limited to joint product development arrangements for the development of specific products utilizing the wireless technology, and developing and marketing its own wireless RF products.

COMPETITION
-----------

Video Division
--------------

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

The studio production industry is also highly competitive. Tektronics, Sony Corporation, Panasonic Corporation, Ross, and Echolabs, among others, offer video switchers and various other products for studio environments. A traditional audio/video production environment involves the coordination of multiple operators who independently operate various pieces of equipment in parallel to achieve audio, video, machine control and camera control functions. The Company is not aware of any competitors who currently offer a system solution that integrates audio, video, machine control and camera control through a single interface and provides the technology to allow these functions to operate automatically and in parallel. The Company intends to compete based on the acquisition of patents on its proprietary "transition macro" technology and continued enhancements of its system to offer users more automation and functionality than its competitors.

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

Wireless Division
-----------------

The Company intends to compete in the wireless industry based on the unique attributes of its patent-pending D2D(TM) technology which the Company believes will provide lower cost, size, power consumption and better performance than other technologies and approaches that the Company is aware of. The Company believes that the competing approaches are fundamentally based on utilizing more traditional devices to achieve the Direct Conversion function instead of the approach that the Company has developed and for which the Company has filed for patent protection. The Company has filed for multiple patents to protect its technology. Although the Company expects to compete in this market on the basis of its patent-pending technology, it is possible that competitors will attempt to find alternative solutions or develop superior technology.

The Company believes its wireless technology represents a significant advancement in RF technology and one of the primary sources of competition is from older technological solutions which designers and manufacturers are currently using and about which they are knowledgeable. The Company expects this to persist until its technology is more widely acknowledged and utilized. It is possible that there will be a continuing reliance on the older technological solutions resulting in a slower market acceptance of the Company's new RF technology.

The Company also expects competition to arise from other RF technologies that are emerging or currently under development such as systems based on the use of Impulse Samplers and Direct Conversion systems based on the use of heterodyne mixers. One such system introduced in 1999 is the Direct Conversion Othello chip-set developed by Analog Devices, Inc. ("ADI") for use in GSM cellular applications. ADI predicts other applications will follow.

PRODUCTION AND SUPPLY
---------------------

Video Division
--------------

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

For the years ended December 31, 1999, 1998 and 1997, one supplier accounted for approximately 26%, 18% and 40%, respectively of the Company's component purchases. This supplier is the single-source supplier of the Company's camera modules for its automated camera systems. No other supplier accounted for more than 10% of the Company's component purchases in 1999, 1998 or 1997.

At December 31, 1999, the Company had commitments to purchase camera modules and other parts totaling approximately $337,000 through 2000. The Company is substantially dependent on the ability of its suppliers, among other things, to satisfy performance and quality specifications and dedicate sufficient production capacity for components within scheduled delivery times. Failure or delay by the Company's suppliers in supplying necessary components to the Company would adversely affect the Company's ability to obtain and deliver products on a timely and competitive basis. The Company endeavors to mitigate the potential adverse effect of supply interruptions by carefully qualifying vendors on the basis of quality and dependability, and by maintaining an inventory of certain components, but there can be no assurances that such components will be readily available when needed.

The Company's sales cycle for its camera and studio products is estimated to be from one to eighteen months. The period from execution of a customer's purchase order to delivery of a CameraMan(R) camera system is typically one to four weeks. The period from execution of a customer's purchase contract to delivery and installation for a studio system can range from three weeks to six months, depending upon peripheral equipment requirements and the readiness of the customer's site. The Company attempts to forecast orders and to purchase long lead-time components in advance of receipt of purchase orders to permit it to provide deliveries of completed systems within its standard delivery period. At December 31, 1999, the Company maintained an inventory of standard electronic and other system components of $2,328,805. Substantially all of the Company's systems are delivered to customers by common carrier.

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

Wireless Division
-----------------

The Company plans to utilize semiconductor foundries for the production of RF IC's. The Company will be substantially dependent upon these foundries to satisfy performance and quality specifications and dedicate sufficient production capacity for IC's within scheduled delivery times. Failure or delay by the foundries in supplying IC's to the Company would adversely affect the Company's ability to obtain and deliver such IC's on a timely and competitive basis. The Company endeavors to mitigate the potential adverse effect of supply interruptions by carefully qualifying foundries on the basis of quality and dependability, and by maintaining vendor relationships with multiple foundries.

PATENTS AND TRADEMARKS
----------------------

The Company currently holds eighteen United States utility patents, seven foreign utility patents, three pending United States utility patent applications and six foreign utility patent applications covering certain tracking functions and methods for controlling the field of view in an automatic tracking camera system. The Company has filed three United States utility patent applications relating to its automated camera control systems and automated production systems. The Company has filed twenty-five United States utility patent applications, twenty-two United States provisional patent applications, six Patent Cooperation Treaty patent applications and three Taiwan utility patent applications relating to its wireless technology. The Company has filed and obtained "Petition to Make Special" status with the United States Patent and Trademark Office for certain of its United States utility patent applications on its wireless technology and anticipates issuance of its initial United States utility patents on this technology in 2000.

The Company promotes the ParkerVision, CameraMan and PVTV trademarks in connection with its marketing activities and holds United States trademark registrations for ParkerVision and CameraMan. In addition, the Company has applied to register other trademarks, including PVTV(TM), Direct2Data(TM) and D2D(TM).

GOVERNMENT REGULATION
---------------------

The Company utilizes wireless communications in its CameraMan(R) camera and PVTV(TM) systems and in its D2D(TM) technology. These wireless communications utilize infrared and radio frequency technology that is subject to regulation by the Federal Communications Commission ("FCC"). The Company has obtained, is in the process of obtaining, or will attempt to obtain all licenses and approvals necessary for the operation of its products and technologies. There can be no assurance that, in the future, the Company will be able to obtain required licenses or that the FCC will not require the Company to comply with more stringent licensing requirements. Failure or delay in obtaining required licenses would have a material adverse effect on the Company. In addition, expansion of the Company's operations into certain foreign markets may require the Company to obtain additional licenses for its products. Amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into foreign jurisdictions, could require the Company to alter methods of operations at costs that could be substantial, which could have an adverse effect on the Company. There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable laws and regulations and licensing requirements.

RESEARCH AND DEVELOPMENT
------------------------

For the years ended December 31, 1999, 1998 and 1997, the Company expended approximately $6,203,000, $3,825,000 and $3,296,000, respectively, on research and development.

For the past three years, the Company's principal research and development efforts have been devoted to the development of the PVTV(TM) product line in the Video Division and the D2D(TM) technology in the Wireless Division.

EMPLOYEES
---------

As of December 31, 1999, the Company had 100 full-time employees, of which twenty-three are employed in manufacturing, twenty-nine in engineering research and development, thirty-two in sales, support and marketing, and sixteen in finance and administration. None of the Company's employees are represented by a labor union. The Company considers its employee relations satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's executive offices and Video Division manufacturing, sales and distribution operations are located in approximately 33,000 square feet of leased space on three acres of land in Jacksonville, Florida, pursuant to a lease agreement with Jeffrey Parker, Chairman of the Board, Chief Executive Officer and President of the Company, and Barbara Parker, Mr. Parker's mother. The initial lease term expired in February 1997, and the Company exercised its first of three five-year renewal options. The lease is on a triple net basis and currently provides for a monthly rental payment of $25,867 through February 2002. The Company believes that its manufacturing facility is adequate for its current and reasonably foreseeable future needs. The Company believes that additional physical capacity at its current facility will accommodate expansion, if required.

The Company leases approximately 1,200 square feet in Los Angeles, California as a demonstration and training facility for the Company's video products. The lease provides for a monthly rental payment of approximately $1,600 per month through May 2002.

The Company leases approximately 5,300 square feet of office space in Jacksonville, Florida for its Wireless Division engineering and business development staff. The lease provides for a monthly rental payment of approximately $7,200 through May 2000 with a one-year renewal option.

The Company also leases approximately 5,600 square feet of office space in Pleasanton, California for the Wireless Division's West Coast engineering and business development personnel. The lease term commenced in March 2000 and provides for a monthly rental payment of approximately $13,700 through March 2005.

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

                           1997                            1998                              1999
                ---------------------------     ---------------------------       ---------------------------
                   High            Low             High            Low               High            Low
                ------------    -----------     -----------     -----------       -----------     -----------
1st Quarter       $17.375        $11.750         $24.000         $12.188           $31.500         $22.063
2nd Quarter        21.250         12.625          27.250          19.250            37.313          25.938
3rd Quarter        32.125         18.500          23.500          10.813            39.063          21.875
4th Quarter        31.500         15.125          24.750          11.375            32.000          18.500

HOLDERS
-------

As of March 24, 2000, there were 95 holders of record. The Company believes there are approximately 1,820 beneficial holders of the Company's common stock.

DIVIDENDS
---------

To date, the Company has not paid any dividends on its common stock. The payment of dividends in the future is at the discretion of the board of directors and will depend upon the Company's ability to generate earnings, its capital requirements and financial condition, and other relevant factors. The Company does not presently intend to declare any dividends in the foreseeable future, but instead it intends to retain all earnings, if any, for use in the Company's business.

SALES OF UNREGISTERED SECURITIES
--------------------------------

                                                                                        If option, warrant
                                           Consideration received and      Exemption      or convertible
                                           description of underwriting       from         security, terms
Date of        Title of         Number     or other discounts to market   registration    of exercise or
 sale          security          sold      price afforded to purchasers     claimed         conversion
--------------------------------------------------------------------------------------------------------------
11/99         Options to        414,100    Options granted - no               4(2)      Exercisable for five
              purchase                     consideration received by                    years from the date
              common stock                 Company until exercise                       the options first
              granted to                                                                become vested,
              employees and                                                             options vest from
              directors                                                                 zero to ten years
              pursuant to                                                               from the date of
              stock option                                                              grant at an exercise
              plan                                                                      price of $23.25 per
                                                                                        share

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data for the Company as of the dates and for the periods indicated. The data has been derived from the audited financial statements of the Company included in Item 8. The financial statements as of and for the year ended December 31, 1999 were audited by PricewaterhouseCoopers LLP. The financial statements as of and for the two years in the period ended December 31, 1998 were audited by Arthur Andersen LLP. The selected financial data should be read in conjunction with the consolidated financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                         For the years ended December 31,
                                   ----------------------------------------------------------------------------
                                      1999            1998             1997            1996             1995
                                   ----------      ----------       ----------      ----------       ----------
                                                     (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues, net                         $10,549          $9,892          $10,799          $9,196           $3,903
Gross margin                            4,015           4,009            4,684           3,209            1,462
Operating expenses                     14,981          10,191            8,637           5,411            5,139
Interest income                         1,297           1,477            1,019             614              399
Other expense                              72               1                0              10              253
Interest expense                            0               0                0              76              278
Net loss                               (9,741)         (4,706)          (2,934)         (1,674)          (3,809)
Basic and diluted net
 loss per common share                  (0.83)          (0.41)           (0.28)          (0.17)           (0.43)

BALANCE SHEET DATA:
Total assets                           32,771          40,250           38,685          18,162           10,955
Long term liabilities                      30              18                5               3            3,035
Shareholders' equity                   30,136          38,982           37,527          17,277            6,970
Working capital                        22,733          25,290           24,424           8,214            8,680

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

When used in the Form 10-K and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "expects" or "the Company expects", "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks include, but are not limited to, the continuing losses of the Company which may result in the need for additional capital in the future or a change in current operations, the need for substantial capital and use of current working capital to develop new products and for research and development, uncertainty of product development, technological obsolescence, market acceptance of its products and dependence on third party suppliers and distributors. The Company may also have to expend substantial employee time and financial resources to meet governmental regulation requirements and for the protection of its intellectual property rights. The Company has no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

GENERAL
-------

The Company has made significant investments in developing the technology and manufacturing capability for its products, the returns on which are dependent upon the generation of future revenues for realization. The Company has not yet generated revenues sufficient to offset its operating expenses. To date the Company has used the proceeds from the sale of its equity securities to fund its operations. The Company anticipates increases in revenues in 2000. These increases are subject to the Company continuing to expand its product lines and attracting additional means of distribution and customers, among other things. The Company intends to continue to use its working capital to build its infrastructure to support future marketing and sales and research and development activities for its products. No assurance can be given that such expenditures will result in increased sales, new products, or technological advances.

RESULTS OF OPERATIONS FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 1999,  1998
--------------------------------------------------------------------------------
AND 1997
--------

Revenues
--------

Revenues for the years ended December 31, 1999, 1998 and 1997 were $10,549,081, $9,891,543, and $10,799,067, respectively. The Company's revenues to date consist of sales of its CameraMan(R) automated video camera control systems, automated production systems and various accessories that complement those systems. Revenues generated by the Company's major product lines as a percentage of total revenues for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                   1999            1998           1997
                                ----------      ----------     ----------
      CameraMan systems             89%             97%           100%
      PVTV Studio systems           11%              3%             0%

The number of stand-alone camera systems sold and the average selling price per system for the years ended December 31, 1999, 1998 and 1997 are as follows:

                          #
                       Camera           Avg. Selling
                       Systems           Price Per
                         Sold              System
                       -------          ------------

          1999          1,415              $6,600
          1998          1,413              $6,800
          1997          1,797              $6,000

The Company sold five automated production systems in 1999 at an average selling price of approximately $240,000 (including cameras). This compares to two system sales in 1998 at an average selling price of $150,000 per system. The increase in average selling price is primarily due to beta site discounts allowed on the 1998 system sales.

The increase in revenues from 1998 to 1999 was primarily due to increased automated production system sales, offset somewhat by a decrease in the average selling price of camera systems. The change in average selling price of camera systems was due to the mix of products sold as well as discounts offered on slightly used camera systems to reduce the Company's inventory of finished products used for demonstrations and tradeshows.

The decrease in revenues from 1997 to 1998 was a result of a decrease in the number of camera systems sold, offset somewhat by an increase in the average selling price per system, and revenues generated from the sales of initial automated production systems to beta customers. Management believes the decrease in the number of camera systems sold was primarily due to the focus of the internal sales staff and management on the launch of its automated studio production systems as well as increased competition from manufacturers of lower priced camera systems.

The Company anticipates an increase in revenue in 2000, primarily from sales of its PVTV(TM) automated production systems. These systems have list prices ranging from approximately $80,000 to over $350,000 per system, as compared to CameraMan(R) camera systems which range in selling price from $5,000 to $10,000 for single-chip systems and from $19,000 to $30,000 for three-chip systems. The Company also anticipates increased training, service and support revenue related to its PVTV system sales.

The Company is also attempting to commercialize its D2D(TM) RF technology, and has entered into a licensing agreement with Symbol for the use of the Company's D2D technology in the majority of Symbol's next generation WLAN products. This license agreement, along with other commercialization efforts, could result in initial product or licensing revenues in 2000.

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

GROSS MARGIN
------------

For the years ended December 31, 1999, 1998 and 1997, gross margins as a percentage of sales were 38%, 41% and 43%, respectively.

Fluctuations in margin are in part due to changes in the product mix and discounts offered on used camera systems to reduce the Company's inventory of finished products used for demonstrations and tradeshows. In addition, in 1999, the Company's manufacturing labor costs increased due to an increased usage of contract labor, increased indirect labor required for production of initial PVTV systems and increased resources dedicated to replacing obsolete parts related to the Company's camera systems. In addition, one of the automated production systems sold in 1999 was a beta system with related third party equipment, which was deeply discounted.

The decrease in margin from 1997 to 1998 was primarily due to initial production costs related to the automated production systems and promotional price discounts offered on certain single-chip products during the second half of 1998. The single-chip price discounts were offered in order to reduce inventory of a particular single-chip camera module that had been discontinued by the manufacturer.

While the Company continuously works to improve its gross margin through product pricing, labor efficiencies, reduction of overhead, and product design, there can be no assurance that gross margins will improve significantly over, or remain stable with, the gross margins attained in 1999 due to the highly competitive nature of the industry, the introduction of new products, and fluctuations in the cost of component parts.

RESEARCH AND DEVELOPMENT EXPENSES
---------------------------------

The Company's research and development expenses increased by $2,377,523 or 62% from 1998 to 1999 and increased by $529,762, or 16% from 1997 to 1998. Research and development expenses as a percentage of revenues were 59%, 39%, and 31% in 1999, 1998 and 1997, respectively.

From 1997 to 1998 and from 1998 to 1999, the increase in research and development expenses was primarily related to the Company's development of the D2D(TM) RF technology. The increased expenses related to D2D(TM) included fees for third-party application engineering services, increased depreciation due to capital expenditures for test and development equipment, and increased prototype expenses.

The markets for the Company's products and technologies are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's ability to successfully develop and introduce, on a timely basis, new and enhanced products and technologies will be a significant factor in the Company's ability to grow and remain competitive. Although the percentage of revenues invested by the Company may vary from period to period, the Company is committed to investing in its research and development programs. The Company anticipates it will use a substantial portion of its working capital for research and development activities in 2000.

MARKETING AND SELLING EXPENSES
------------------------------

Marketing and selling expenses increased by $528,262, or 14% from 1998 to 1999 and increased by $286,121, or 8% from 1997 to 1998. Marketing and selling expenses as a percentage of revenues were 41%, 38%, and 32% for the years ended December 31, 1999, 1998 and 1997, respectively.

The increases in marketing and selling expenses from 1998 to 1999 were due to increases in marketing expenses and project management and training personnel for the Company's video division as well as increases in the wireless business development expenses during the second half of 1999. The Video Division increased its promotional expenses during the last half of 1999 in order to promote the Company's PVTV Learning systems. In addition, the Company added project management and training personnel for installation, training and support of PVTV sales.

The Company's wireless division added several business development personnel, including a general manager during the second half of 1999 to focus on the commercialization of the D2D technology.

The increase in marketing and selling expenses from 1997 to 1998 was primarily due to increased promotional expenses related to the Company's PVTV(TM) product line, offset somewhat by decreases in personnel and related travel costs.

The Company is committed to continuing its investment in marketing and selling efforts in order to continue to increase market awareness and penetration of its products, and anticipates further increases in sales and marketing expenses in 2000 in order to support the Company's commercialization of its D2D(TM) technology.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

The Company's general and administrative expenses increased by $1,884,114, or 72% from 1998 to 1999 and increased by $738,080 or 39% from 1997 to 1998.
General and administrative expenses consist primarily of executive and administrative personnel compensation, insurance costs and costs incurred for outside professional services.

The increase in general and administrative expenses from 1998 to 1999 was primarily due to outside professional fees for negotiation of wireless contracts and increased use of investment bankers and other outside professionals during 1999.

The increase in general and administrative expenses from 1997 to 1998 was primarily the result of increased personnel costs and outside professional fees. During 1998, the Company expanded its executive management team with the addition of a President and Chief Operating Officer. In addition, the Company added an investor relations staff to coordinate shareholder communications and activities. The Company also experienced increases in outside professional fees, primarily legal fees, in connection with its wireless technology.

As a percentage of revenues, general and administrative expenses were 43%, 26%, and 17% in 1999, 1998 and 1997, respectively. The Company does anticipate further increases in general and administrative expenses in order to support the commercialization of its D2D(TM) technology.

INTEREST INCOME
---------------

Interest income decreased by $180,948 from 1998 to 1999 and increased by $458,140 from 1997 to 1998. Interest income primarily represents interest earned on the Company's investment of the proceeds from its initial public offering in 1993 and its subsequent sales of securities during 1997, 1998 and 1999. The decrease in interest income from 1998 to 1999 is due to the use of proceeds from maturing investments to fund increased operating expenses. The increase in interest income from 1997 to 1998 is due to the investment of funds from the Company's Regulation S offering in September 1997, offset somewhat by the use of proceeds from maturing investments to fund operations in 1998.

LOSS AND LOSS PER SHARE
-----------------------

The Company's net loss increased by $5,034,994, or $0.42 per common share from 1998 to 1999. This increase in net loss was primarily due to a $4.4 million increase in operating expenses attributable to the Wireless Division, primarily for research and development and business development activities. From 1997 to 1998, the Company's net loss increased by $1,772,151 or $0.13 per common share. This increase in net loss was primarily due to a decrease in gross margin of approximately $0.7 million and an increase in general and administrative expenses of approximately $0.7 million.

BACKLOG
-------

As of December 31, 1999, 1998 and 1997, the Company had a camera backlog of approximately $390,000, $390,000, and $31,000, respectively. Backlog consists of camera system orders received from customers, which generally have a specified delivery schedule within one to four weeks of receipt. In addition, at December 31, 1999, the Company had studio sales pending completion of installation of approximately $560,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 1999, the Company had working capital of $22,732,559, including $19,659,178 in cash, cash equivalents and short-term investments. The Company used cash for operating activities of $7,555,809, $3,819,150, and $3,048,574 for the years ended December 31, 1999, 1998 and 1997, respectively. The increases in cash used for operating activities are primarily the result of increases in the net losses generated by the Company due to increased expenditures related to its wireless technology.

The Company used cash for investing activities of $1,814,673 for the year ended December 31, 1999 and $19,147,225 for the year ended December 31, 1997 and generated cash for investing activities of $6,739,212 for the year ended December 31, 1998. The cash provided by and used for investing activities is primarily a result of the purchase and maturity of investments in government backed securities, the payment for intangible assets, and capital expenditures. The Company incurred $1,655,032, $1,798,785, and $361,131 in connection with patent costs primarily related to the Company's wireless technology1999, 1998 and 1997, respectively. The Company incurred $1,489,267, $962,003, and $1,541,007 for capital expenditures in 1999, 1998 and 1997, respectively. These capital expenditures primarily represent the purchase of certain research and development test equipment, marketing and sales demonstration equipment and computer and office equipment to support additional personnel. In 1997, capital expenditures also included leasehold improvement costs incurred to remodel the Company's offices. The Company was granted rent concessions in 1997 and 1998 to offset the remodeling costs. At December 31, 1999, the Company was not subject to any significant commitments to make additional capital expenditures.

The Company generated cash from financing activities of $929,789, $5,516,180, and $22,774,260 for the years ended December 31, 1999, 1998 and 1997, respectively. The cash generated from financing activities represents proceeds from the exercise of employee stock options, issuance of common stock to institutional investors in transactions exempt from registration under the Securities Act of 1933 and from exercise of warrants issued to the underwriters of the initial public offering in November 1993.

The Company's future business plans call for significant increases in research, development and marketing costs related to its wireless technology. The Company intends to utilize its working capital to fund these increases. The Company believes it will need additional capital to fund its business plan. To the extent that the Company is unable to acquire additional capital, it will have to adjust its business plan accordingly.

The Company's principal source of liquidity at December 31, 1999 consisted of $19.7 million in cash, cash equivalents and investments resulting from its initial public offering and subsequent offerings. Until the Company generates sufficient revenues from system and other sales, it will be required to continue to utilize its cash and investments to cover the continuing expense of product development, marketing and general administration. Based on the Company's current estimates, it believes its cash and investment balances will provide sufficient resources to meet its cash requirements for the next twelve months. Thereafter, the Company will require a significant increase in revenues or additional capital to continue to fund its operations and business plan. To the extent that the Company requires additional capital, it will incur debt or sell equity securities. The Company has no current arrangement with respect to any additional financing.

YEAR 2000 READINESS
-------------------

In the fourth quarter of 1999, the Company completed its evaluation and remediation of its "Year 2000" (Y2K) issues. This issue concerns the inability of information systems to properly recognize and process date sensitive information relating to the year 2000 and beyond. The inability to properly interpret dates beyond the year 1999 could lead to business disruptions.

The Company formed an internal Y2K team to assess the Company's products, its internal information systems and processes, and its third party suppliers for Y2K readiness. The team identified existing systems that required action and completed developing and executing plans to make corrections in affected areas prior to the issue causing any disruption of normal business activities.

All of the Company's products that are installed or available for sale have either successfully passed Y2K compliance testing or have been deemed Y2K not-applicable by virtue of the fact that they do not process date information in any manner. Although the Company's Y2K compliant products have undergone the Company's normal quality testing procedures, and to date, there have been no detected errors or defects resulting from Y2K issues, there can be no assurance that these products, or third-party products used with the Company's products, do not contain undetected errors or defects associated with Y2K date functions that may materially or adversely affect the Company.

The Company primarily utilizes third party software packages for its internal information systems and processes. The Company was able to upgrade many such packages to Y2K compliant versions as part of ongoing support agreements with the product manufacturers, thus incurring minimal to no cost. As of December 31, 1999, the Company believes its principal internal management information systems to be fully Y2K compliant.

The Company also faces risks and uncertainties to the extent that third-party suppliers of products, services and systems on which the Company relies do not have business systems or products that comply with the Y2K requirements. To date, the Company has not encountered any supplier issues deemed to be related to Y2K.

Based on the status of its assessment to date and the passage of the millineum, the Company does not anticipate significant costs or lost revenue associated with the Y2K issue that would have a material adverse effect on the Company's operating results or financial condition.

ITEM 8. FINANCIAL STATEMENTS

                          Index to Financial Statements
                                                                            PAGE
                                                                            ----

REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        23-24

FINANCIAL STATEMENTS:

  Balance Sheets - December 31, 1999 and 1998                              25-26

  Statements of Operations -- for the years ended
     December 31, 1999, 1998 and 1997                                         27

  Statements of Shareholders' Equity - for the years ended
     December 31, 1999, 1998 and 1997                                         28

  Statements of Cash Flows - for the years ended
     December 31, 1999, 1998 and 1997                                         29

  Notes to Financial Statements -- December 31, 1999, 1998
      and 1997                                                             30-45

FINANCIAL STATEMENT SCHEDULES:

  Schedule II - Valuation and Qualifying Accounts                             51

  Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

               Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of ParkerVision, Inc.:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ParkerVision, Inc. at December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules for the year ended December 31, 1999 listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP
Jacksonville, Florida
March 10, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To ParkerVision, Inc.:

We have audited the accompanying balance sheets of PARKERVISION, INC. (a Florida corporation) as of December 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ParkerVision, Inc. as of December 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 8, Financial Statements and Supplementary Data, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements for the two years in the period ending December 31, 1998 and, in our opinion, based on our audits, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
Jacksonville, Florida
February 24, 1999

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                                            1999           1998
                                                         -----------    -----------
CURRENT ASSETS:
   Cash and cash equivalents                             $ 2,128,742    $10,569,435
   Short-term investments                                 17,530,436     11,077,394
   Accounts receivable, net of allowance for doubtful
      accounts of $37,308 at December 31, 1999 and
      1998, respectively                                     876,632        805,880
   Interest and other receivables                             11,130        183,823
   Inventories, net                                        3,922,916      3,237,567
   Prepaid expenses and other                                867,654        666,203
                                                         -----------    -----------
          Total current assets                            25,337,510     26,540,302

LONG-TERM INVESTMENTS                                              0      8,000,000

PROPERTY AND EQUIPMENT, net                                3,284,755      2,760,335

OTHER ASSETS, net                                          4,149,153      2,949,373
                                                         -----------    -----------

          Total assets                                   $32,771,418    $40,250,010
                                                         ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                                            1999             1998
                                                        ------------     ------------
CURRENT LIABILITIES:
   Accounts payable                                     $    639,684     $    609,523
   Accrued expenses:
     Salaries and wages                                      353,736          178,006
     Warranty reserves                                       139,326           99,656
     Rebates payable                                          73,004          108,185
     Professional fees and other                             563,213          221,175
   Deferred revenue                                          835,988           33,404
                                                        ------------     ------------
          Total current liabilities                        2,604,951        1,249,949

DEFERRED INCOME TAXES                                         30,144           18,091

COMMITMENTS AND CONTINGENCIES (Notes 7 and 11)
                                                        ------------     ------------

          Total liabilities                                2,635,095        1,268,040

SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value, 1,000,000 shares
     authorized, none issued or outstanding                        0                0
   Common stock, $.01 par value, 20,000,000 shares
     authorized, 11,790,048 and 11,718,678 shares
     issued and outstanding at December 31, 1999 and
     1998, respectively                                      117,900          117,187
   Warrants outstanding                                    3,232,025        3,257,625
   Additional paid-in capital                             53,723,742       52,543,817
   Accumulated other comprehensive income (loss)            (187,052)          72,241
   Accumulated deficit                                   (26,750,292)     (17,008,900)
                                                        ------------     ------------
          Total shareholders' equity                      30,136,323       38,981,970

          Total liabilities and shareholders' equity    $ 32,771,418     $ 40,250,010
                                                        ============     ============

      The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                           1999             1998             1997
                                       ------------     ------------     ------------

Revenues, net                          $ 10,549,081     $  9,891,543     $ 10,799,067
Cost of goods sold                        6,534,328        5,882,552        6,115,412
                                       ------------     ------------     ------------
  Gross margin                            4,014,753        4,008,991        4,683,655

Research and development expenses         6,202,937        3,825,414        3,295,652
Marketing and selling expenses            4,286,057        3,757,795        3,471,674
General and administrative expenses       4,492,029        2,607,915        1,869,835
                                       ------------     ------------     ------------
  Total operating expenses               14,981,023       10,191,124        8,637,161
                                       ------------     ------------     ------------

  Loss from operations                  (10,966,270)      (6,182,133)      (3,953,506)

Interest income                           1,296,451        1,477,399        1,019,259
Other expense, net                          (71,573)          (1,664)               0
                                       ------------     ------------     ------------

  Net loss                             $ (9,741,392)    $ (4,706,398)    $ (2,934,247)
                                       ============     ============     ============

  Basic loss per common share          $      (0.83)    $      (0.41)    $      (0.28)
                                       ============     ============     ============

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                 Accumulated
                                                        Warrants   Additional       Other                        Total
                                                Par       Out-     Paid-In      Comprehensive   Accumulated  Shareholders'
                                   Shares      Value    Standing    Capital     Income (Loss)     Deficit       Equity
                                 ----------  --------   ----------  -----------   ---------   ------------   -----------
BALANCE, December 31, 1996       10,032,604  $100,326   $1,152,360  $25,392,608          $0    $(9,368,255)  $17,277,039

Issuance of common stock upon
  employee stock option exercise    122,607     1,226            0      486,915           0              0       488,141
Issuance of common stock upon
  warrant exercise                  192,496     1,925         (222)   1,266,916           0              0     1,268,619
Issuance of common stock and
  warrants on September 5, 1997,
  net of cash  offering costs
  of $1,257,500                     990,000     9,900    2,233,620   18,773,980           0              0    21,017,500
Issuance of options for
  business consulting services            0         0            0      409,860           0              0       409,860
Net loss                                  0         0            0            0           0     (2,934,247)
Comprehensive loss                        0         0            0            0           0                   (2,934,247)
                                 ---------------------------------------------------------------------------------------

BALANCE, December 31, 1997       11,337,707   113,377    3,385,758   46,330,279           0    (12,302,502)   37,526,912

Issuance of common stock upon
  employee stock option exercise      8,350        84            0       52,231           0              0        52,315
Issuance of common stock upon
  warrant exercise                  134,525     1,345     (128,133)     606,953           0              0       480,165
Issuance of common stock on
  December 1, 1998                  238,096     2,381            0    4,981,319           0              0     4,983,700
Issuance of options for consulting
  services, net of  forfeitures           0         0            0      573,035           0              0       573,035
Change in unrealized gain on
  investments available for sale          0         0            0            0      72,241              0
Net loss                                  0         0            0            0           0     (4,706,398)
Comprehensive loss                        0         0            0            0                               (4,634,157)
                                 ---------------------------------------------------------------------------------------

BALANCE, December 31, 1998       11,718,678   117,187    3,257,625   52,543,817      72,241    (17,008,900)   38,981,970

Issuance of common stock upon
  employee stock option exercise     61,370       613            0      829,176           0              0       829,789
Issuance of common stock upon
  warrant exercise                   10,000       100      (25,600)     125,500           0              0       100,000
Change in value of options issued
  for services                            0         0            0      225,249           0              0       225,249
Change in unrealized gain (loss)
  on investments available for sale       0         0            0            0    (259,293)             0
Net loss                                  0         0            0            0           0     (9,741,392)
Comprehensive loss                        0         0            0            0                              (10,000,685)
                                 ---------------------------------------------------------------------------------------

BALANCE, December 31, 1999       11,790,048  $117,900   $3,232,025  $53,723,742   $(187,052)  $(26,750,292)  $30,136,323
                                 ==========  ========   ==========  ===========   =========   ============   ===========

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                 1999             1998             1997
                                                             ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $ (9,741,392)    $ (4,706,398)    $ (2,934,247)
  Adjustments to reconcile net loss to net cash
    used in operating  activities:
      Depreciation and amortization                             1,573,932        1,064,572          717,780
      Amortization of discounts on investments                    (41,961)        (194,792)        (112,130)
      Provision for obsolete inventories                          240,000          210,000          100,000
      Loss on sale of equipment                                    71,416                0                0
      Changes in operating assets and liabilities:
        Accounts receivable, net                                  (70,752)        (144,933)         482,174
        Interest and other receivables                            172,693          202,811         (244,260)
        Inventories                                              (925,349)        (477,480)      (1,112,191)
        Prepaid and other expenses                               (189,398)         130,563         (217,746)
        Accounts payable and accrued expenses                     552,418           84,076          278,469
        Deferred revenue                                          802,584           12,431           (6,423)
                                                             ------------     ------------     ------------
                Total adjustments                               2,185,583          887,248         (114,327)
                                                             ------------     ------------     ------------
Net cash used in operating activities                          (7,555,809)      (3,819,150)      (3,048,574)
                                                             ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments available for sale                  (5,740,892)               0      (10,009,375)
   Purchase of investments held to maturity                    (3,929,482)      (8,000,000)     (12,735,712)
   Proceeds from maturity of investments                       11,000,000       17,500,000        5,500,000
   Purchase of property and equipment                          (1,489,267)        (962,003)      (1,541,007)
   Purchase of intangible assets                               (1,655,032)      (1,798,785)        (361,131)
                                                             ------------     ------------     ------------
                Net cash (used in) provided by
                  investing activities                         (1,814,673)       6,739,212      (19,147,225)
                                                             ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                         929,789        5,516,180       22,774,260
                                                             ------------     ------------     ------------
                Net cash provided by financing activities         929,789        5,516,180       22,774,260
                                                             ------------     ------------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        (8,440,693)       8,436,242          578,461

CASH AND CASH EQUIVALENTS, beginning of year                   10,569,435        2,133,193        1,554,732
                                                             ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, end of year                       $  2,128,742     $ 10,569,435     $  2,133,193
                                                             ============     ============     ============

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

1.   THE COMPANY AND NATURE OF BUSINESS:
     -----------------------------------

ParkerVision, Inc. (the "Company") was incorporated under the laws of the state of Florida on August 22, 1989. The Company's operations are categorized into two operating segments -- the Video Products Division ("Video Division") and the Wireless Technology Division ("Wireless Division").

The Company operates in highly competitive industries with rapidly changing and evolving technologies and an increasing number of market entrants. The Company's potential competitors have substantially greater financial, technical and other resources than those of the Company.

The Company has made significant investments in developing the technology and manufacturing capability for its products, the returns on which are dependent upon the generation of future revenues for realization. The Company has not yet generated sufficient revenues to offset its expenses and, thus, has utilized proceeds from the sale of equity securities to fund its operations. In the opinion of management, the Company has adequate funds to meet its 2000 liquidity needs. The Company also believes it will be able to generate increased revenues and additional capital, if necessary, to sustain its operations on a longer-term basis. The Company has no current arrangement with respect to additional financing.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management include the allowance for doubtful accounts receivable, inventory reserves for potential excess or obsolete inventory, the amortization period for intangible assets, and warranty reserves. Actual results could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, the Company considers cash and cash equivalents to include cash on hand and interest-bearing deposits. Cash and cash equivalents include overnight repurchase agreements and U.S. Treasury money market investments with original maturities when purchased of three months or less totaling approximately $1,934,000 and $10,032,000 at December 31, 1999 and December 31, 1998, respectively.

INVESTMENTS
Investments consist of funds invested in U.S. Treasury notes, U.S. Treasury bills and mortgage- backed securities guaranteed by the U.S. government. The Company accounts for investment securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments and mortgage-backed securities are classified in the following categories:

     Held to maturity - Securities that management has the intent and the Company has the ability at the time of purchase to hold until maturity are classified as securities held to maturity. Securities in this category are carried at amortized cost adjusted for accretion of discounts and amortization of premiums using the effective interest method over the estimated life of the securities. If a security has a decline in fair value below its amortized cost that is other than temporary, then the security will be written down to its new cost basis by recording a loss in the statement of income. At December 31, 1999 and 1998, short-term investments included investments with maturity dates of less than one year classified as held-to-maturity reported at their amortized cost of $3,976,596 and $999,294, respectively. At December 31, 1998, long-term investments included investments with maturities from one to two years classified as held to maturity reported at their amortized cost of $8,000,000. In 1999, these long-term investments were reclassed from held-to-maturity to available-for-sale and reported at December 31, 1999 at their fair value of $7,768,320. The reclassification of held-to-maturity investments is a result of changes in the Company's anticipated liquidity needs related to the commercialization of its wireless technology.

     Available for sale - Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Securities available for sale are recorded at fair value. Both unrealized holding gains and losses on securities available for sale, net of deferred income taxes, are included as a separate component of shareholder's equity in the consolidated balance sheet until these gains or losses are realized. If a security has a decline in fair value that is other than temporary, then the security will be written down to its fair value by recording a loss in the consolidated statement of income. At December 31, 1999 and 1998, short-term investments included investments with maturity dates from one to two years classified as available-for-sale reported at their fair value of $13,553,840 and $10,078,100, respectively. For the years ended December 31, 1999, 1998 and 1997, unrealized gains (losses) of $(259,293), $72,241 and $0 were recognized.

INVENTORIES
Inventories are stated at the lower of average cost (which approximates the first-in, first-out method) or market (net realizable value). Cost includes the acquisition of purchased materials, labor and overhead. Purchased materials inventory consists principally of components and subassemblies. The Company's investment in inventory is maintained to meet anticipated future demand for its product and the buildup of safety stock on single-source or long lead-time components.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, less accumulated depreciation. The cost and accumulated depreciation of assets sold or retired are removed from their respective accounts, and any resulting gain or loss is recognized in the accompanying statements of operations. Depreciation is determined using the straight-line method over the following estimated useful lives:

     Leasehold improvements                       7-10 years
     Tools and dies                                5-7 years
     Manufacturing and office equipment            5-7 years
     Furniture and fixtures                          7 years

OTHER ASSETS
Included in other assets are patent costs, prepaid licensing fees and prepaid consulting fees. Patent costs represent costs incurred to obtain patents and trademarks for product concepts and methodologies developed by the Company. The Company currently holds eighteen United States patents and seven foreign patents and has submitted multiple patent applications that are currently pending. Capitalized patent costs are being amortized over the estimated lives of the related patents, ranging from five to twenty years. Prepaid licensing fees represent costs incurred to obtain licenses for use of certain technologies in future products. Prepaid licensing fees are being amortized over the estimated terms of the licensing agreements, ranging from three to fourteen years. Prepaid consulting fees represent the estimated fair market value of warrants and options issued as consideration for consulting services (see Note 11). These fees are being amortized over the terms of the related consulting agreements, generally five years.

REVENUE RECOGNITION
Product revenues, recorded net of discounts, are recognized at the time a product is shipped or services are performed and the Company has no significant further obligations to the customer. Customer prepayments are deferred until product shipment has occurred or services have been rendered and there are no significant further obligations to the customer.

WARRANTY COSTS
The Company generally warrants against defects in workmanship and material for one year for its camera products and ninety days for its automated production systems. Estimated costs related to warranty are accrued at the time of revenue recognition and are included in sales and marketing expense. For the years ended December 31, 1999, 1998 and 1997, warranty expenses were approximately $110,000, $95,000, and $55,000, respectively. The Company offers extended service and support contacts on its camera and automated production systems. Service and support contract revenue is recognized ratably over the life of the agreement, generally one year.

LOSS PER COMMON SHARE
Basic loss per common share is determined based on the weighted-average number of common shares assumed to be outstanding during each year. Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted-average number of common shares assumed to be outstanding for the years ended December 31, 1999, 1998 and 1997, was 11,763,380, 11,413,555, and
10,490,480, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS
SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles of an entity be reviewed for impairment. If circumstances suggest that their values may be impaired, an assessment of recoverability is performed prior to any write-down of the asset. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. As of December 31, 1999, the Company does not believe any assets that are subject to SFAS No. 121 are impaired.

COMPREHENSIVE INCOME
The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. The Company's other comprehensive income (loss) is comprised of unrealized gains (losses) on investments available-for-sale which are included in accumulated other comprehensive income in the statements of shareholders' equity. The Company's other comprehensive income (loss) for the years ended December 31, 1999, 1998 and 1997 were $(259,293), $72,241, and $0, respectively. The Company's total comprehensive loss for the years ended December 31, 1999, 1998 and 1997 were $(10,000,685), $(4,634,157), and $(2,934,247), respectively.

STATEMENTS OF CASH FLOWS
The Company paid no interest during 1997, 1998 or 1999. In 1999, the Company recorded an increase in the value of options issued in 1998 by approximately $225,000. In 1998, the Company issued an aggregate of 90,000 options, valued at approximately $901,000 for professional services and recorded the forfeiture of 40,000 options valued at approximately $328,000. In 1997, the Company issued 50,000 options, valued at approximately $410,000 for professional services.

RECLASSIFICATIONS
Certain reclassifications have been made to the 1998 and 1997 financial statements in order to conform to the 1999 presentation.

3.   INVENTORIES:
     -----------

Inventories consist of the following at December 31, 1999 and 1998:

                                        1999            1998
                                     -----------     -----------
     Purchased materials             $ 2,328,805     $ 1,996,573
     Work in process                      95,253         241,676
     Finished goods                    2,002,670       1,406,664
                                     -----------     -----------
                                       4,426,728       3,644,913
     Less allowance for inventory
        obsolescence                    (503,812)       (407,346)
                                     -----------     -----------
                                     $ 3,922,916     $ 3,237,567
                                     ===========     ===========

4.   PROPERTY AND EQUIPMENT, NET:
     ----------------------------

Property and equipment, at cost, consist of the following at December 31, 1999 and 1998:

                                               1999            1998
                                           -----------     -----------
     Manufacturing and office equipment    $ 5,820,656     $ 4,592,604
     Tools and dies                            792,688         792,688
     Leasehold improvements                    473,301         426,624
     Furniture and fixtures                    213,441         181,452
                                           -----------     -----------
                                             7,300,086       5,993,368
     Less accumulated depreciation          (4,015,331)     (3,233,033)
                                           -----------     -----------
                                           $ 3,284,755     $ 2,760,335
                                           ===========     ===========

Depreciation expense related to property and equipment was $893,431, $742,791, and $516,569 in 1999, 1998, and 1997, respectively.

5.   OTHER ASSETS
     ------------

Other assets consist of the following at December 31, 1999 and 1998:

                                          1999            1998
                                      -----------     -----------
     Patents and copyrights           $ 3,777,749     $ 1,901,971
     Prepaid consulting fees              880,184         880,184
     Prepaid licensing fees               700,000         700,000
     Other assets                           9,598           5,095
                                      -----------     -----------
                                        5,367,531       3,487,250
     Less accumulated amortization     (1,218,378)       (537,877)
                                      -----------     -----------
                                      $ 4,149,153     $ 2,949,373
                                      ===========     ===========

The Company has pursued an aggressive schedule for filing and aquiring patents related to its wireless technology. Amortization of patents and copyrights was $159,602, $43,843, and $47,591 in 1999, 1998 and 1997, respectively.
Amortization of prepaid consulting fees was $515,542, $168,361, and $153,620 in 1999, 1998 and 1997, respectively. Amortization of prepaid licensing fees was $5,357 in 1999 and $5,351 in 1998 and 1997.

6.   INCOME TAXES AND TAX STATUS:
     ----------------------------

The Company accounts for income taxes in accordance with SFAS No.109, "Accounting for Income Taxes." A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                            1999            1998            1997
                                        -----------     -----------     -----------
     Tax benefit at statutory rate      $(3,312,073)    $(1,600,175)    $  (997,644)
     State tax benefit                     (353,613)       (235,320)       (146,712)
     Increase in valuation allowance      4,236,628       2,522,765       1,295,305
     Increase in research and
        development credit                 (620,294)       (681,798)       (223,974)
     Other                                   49,352          (5,472)         73,025
                                        -----------     -----------     -----------
                                        $         0     $         0     $         0
                                        ===========     ===========     ===========

The Company's deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of the Company's assets and liabilities at December 31, 1999 and 1998:

                                                                        1999             1998
                                                                    ------------     ------------
     Current deferred taxes:
       Current deferred tax assets:
          Deferred revenue                                          $    259,575     $     13,863
          Inventory obsolescence reserve                                 188,930          169,049
          Inventory capitalization                                       121,648           61,746
          Warranty reserve                                                52,247           41,357
          Vacation accrual                                                55,202           35,275
          Allowance for doubtful accounts                                 13,991           15,483
          Related-party payables and accruals                                  0            1,567
                                                                    ------------     ------------
                                                                         691,593          338,340
          Less valuation allowance                                      (661,449)        (320,249)
                                                                    ------------     ------------
               Total current deferred tax assets
                    (included in prepaid expenses and other)        $     30,144     $     18,091
                                                                    ============     ============
     Noncurrent deferred taxes:
       Noncurrent deferred tax assets:
          Net operating loss carryforward                           $  9,872,395     $  6,773,503
          Research and development credit carryforward                 1,526,066          905,772
          Patent amortization and other                                  464,005          237,759
                                                                    ------------     ------------
                                                                      11,862,466        7,917,034
          Less valuation allowance                                   (11,421,062)      (7,525,634)
                                                                    ------------     ------------
               Total noncurrent deferred tax assets                      441,404          391,400
                                                                    ------------     ------------
       Noncurrent deferred tax liabilities:
          Warrant exercise                                              (294,146)        (249,000)
          Depreciation and other                                        (177,402)        (160,491)
                                                                    ------------     ------------
               Total noncurrent deferred tax liabilities                (471,548)        (409,491)

                                                                    ------------     ------------
                    Net noncurrent deferred income tax liability    $    (30,144)    $    (18,091)
                                                                    ============     ============

The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income. The valuation allowance for deferred tax assets as of December 31, 1999 and 1998 were $12,082,511, and $7,845,883, respectively.

At December 31, 1999, the Company had net operating loss and research and development carryforwards for income tax purposes of approximately $26,326,000 and $1,526,000, respectively, which expire beginning in 2008. The Company's ability to benefit from the net operating loss and research and development carryforwards could be limited under certain provisions of the Internal Revenue Code if ownership of the Company changes by more than 50%, as defined.

7.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

LEASE COMMITMENTS

The Company's executive offices and Video Division operations are located in Jacksonville, Florida, pursuant to a noncancelable lease agreement (see Note 8). The initial lease term expired in February 1997, and the Company exercised its first of three five-year renewal options. The lease is on a triple net basis and currently provides for a monthly rental payment of $25,867 through February 2002.

During 1999, the Company leased a demonstration and training facility in Los Angeles, California pursuant to a noncancelable lease agreement. The lease provides for a monthly rental payment of approximately $1,600 per month through May 2002.

In November 1999, the Company entered into a lease arrangement for additional office space in Jacksonville, Florida under a noncancelable lease agreement that provides for a monthly rental payment of approximately $7,200 through May 2000 with a one-year renewal option.

In addition, the Company entered into a noncancelable lease arrangement for office space in Pleasanton, California for the Wireless Division's West Coast engineering and business development personnel. The lease term commences in March 2000 and provides for a monthly rental payment of approximately $13,700 through March 2005.

Certain leases obligate the Company to pay property taxes, maintenance and repair costs. Rent expense for the years ended December 31, 1999, 1998 and 1997 is $342,973, $325,218 and $174,465, respectively.

Future minimum lease payments under all noncancelable operating leases as of December 31, 1999 were as follows:

                   2000                       499,000
                   2001                       466,000
                   2002                       190,000
                   2003                       137,000
                   2004                       137,000
                                         -------------
                                            1,429,000
                                         =============

PURCHASE COMMITMENTS
At December 31, 1999, the Company has commitments to purchase materials aggregating approximately $337,000 through 2000 from four suppliers. One of these suppliers is a single-source supplier of the Company's camera modules and accounted for approximately 26%, 18%, and 40% of the Company's component purchases for the years ended December 31, 1999, 1998 and 1997, respectively. No other supplier accounted for more than 10% of the Company's component purchases in 1999, 1998, or 1997.

8.   RELATED-PARTY TRANSACTIONS:
     ---------------------------

The Company leases its manufacturing and headquarters office facilities from the Chairman and Chief Executive Officer of the Company and his mother. The lease's current terms obligate the Company through February 28, 2002 at a monthly lease payment of $25,867.

9.   CONCENTRATIONS OF CREDIT RISK
     -----------------------------

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and trade receivables. At December 31, 1999, the Company had cash balances on deposit with banks that exceeded the balance insured by the F.D.I.C. The Company maintains its cash investments with what management believes to be quality financial institutions and limits the amount of credit exposure to any one institution.

One customer, Vtel Corporation ("VTEL") accounted for approximately 29% of the Company's total revenues in 1999 and approximately 35% of total revenues in 1998 and 1997. No other customer accounted for more than 10% of total revenues in 1999, 1998 or 1997. VTEL and two other customers accounted for approximately 65% of accounts receivable at December 31, 1999. The Company closely monitors extensions of credit and has never experienced significant credit losses.

10.  BUSINESS SEGMENT INFORMATION
     ----------------------------

The Company operates in two reportable segments, each of which is a strategic business that is managed separately because each business develops and commercializes distinct products and technologies. The segments are the Video Division and Wireless Division.

The Video Division is engaged in the design, development and marketing of CameraMan(R) automated video camera control systems and PVTV Studio(R) automated production systems. The Company sells its video products and education-based automated production systems primarily through audiovisual dealers and other equipment manufacturers throughout the United States as well as in Canada, Latin America and Asia. The Company also engages in direct selling of its high-end automated production systems.

The Company's Wireless Division is engaged in the development and initial commercialization of its Direct2Data(TM), or D2D(TM), technology. This technology is a wireless radio frequency ("RF") technology that the Company believes will reduce cost, size, and power consumption while improving performance of wireless devices such as cellular telephones and wireless local area networks ("WLAN"), among others. The Company's Wireless Division is in the early stages of commercialization and has not generated any revenues to date.

Management primarily evaluates the operating performance of its segments based on net sales and income from operations. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting polices discussed in Note 1.

Prior to 1999, the Company operated in a single reportable segment of microelectronic hardware and software products and related technologies. As the Company has completed the research of its wireless technology and is moving toward commercialization of the technology, the Company redefined its reportable segments effective July 1, 1999. Segment information for 1998 is restated to reflect the revised segments, however it is impracticable to restate certain 1997 amounts. Segment results are as follows (in thousands):

                                                        1999         1998         1997
                                                      --------     --------     --------
     NET SALES:
       Video Division                                 $ 10,549     $  9,892     $ 10,799
       Wireless Division                                     0            0            0
                                                      --------     --------     --------
           Total net sales                            $ 10,549     $  9,892     $ 10,799
                                                      ========     ========     ========
     LOSS FROM OPERATIONS:
       Video Division                                 $ (3,384)    $ (2,941)
       Wireless Division                                (7,653)      (3,242)
       Other (a)                                         1,296        1,477
                                                      --------     --------
           Total net loss                             $ (9,741)    $ (4,706)    $ (2,934)
                                                      ========     ========     ========
     DEPRECIATION:
       Video Division                                 $    539     $    510
       Wireless Division                                   354          233
                                                      --------     --------
           Total depreciation                         $    893     $    743     $    517
                                                      ========     ========     ========


                                                        1999         1998         1997
                                                      --------     --------     --------
     AMORTIZATION OF INTANGIBLES AND OTHER ASSETS:
       Video Division                                 $    183     $     85
       Wireless Division                                   498          133
                                                      --------     --------
           Total amortization                         $    681     $    218     $    207
                                                      ========     ========     ========
     CAPITAL EXPENDITURES:
       Video Division                                 $    616     $    422
       Wireless Division                                   695          380
       Other (b)                                           178          160
                                                      --------     --------
           Total capital expenditures                 $  1,489     $    962     $  1,541
                                                      ========     ========     ========
     ASSETS:
       Video Division                                 $  7,345     $  6,385
       Wireless Division                                 4,610        2,753
       Other (c)                                        20,816       31,112
                                                      --------     --------
           Total assets                               $ 32,771     $ 40,250     $ 38,685
                                                      ========     ========     ========

(a)  Other represents interest income from investments.

(b)  Other represents corporate improvements, furniture and equipment.

(c)  Other includes the following corporate assets (in thousands):

                                        December 31,     December 31,
                                           1999             1998
                                        -----------      -----------
     Cash and investments                 $19,659          $29,647
     Interest and other receivables            11              184
     Prepaid expenses                         466              660
     Property and equipment, net              670              616
     Other assets                              10                5
                                          -------          -------
          Total                           $20,816          $31,112
                                          =======          =======

11.  STOCK OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION PLANS:
     -----------------------------------------------------------

1993 STOCK PLAN
The Company adopted a stock plan in September 1993 (the "1993 Plan"). The 1993 Plan, as amended, provides for the grant of options and other Company stock awards to employees, directors and consultants, not to exceed 3,500,000 shares of common stock. The plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, bargain purchases of common stock, bonuses of common stock and various stock benefits or cash. Under terms of the plan, incentive stock options may not be granted at less than the fair market value of the common stock on the date of grant and expire no later than ten years after the date of grant.

Options granted to employees and consultants under the 1993 Plan generally vest for periods up to ten years and are exercisable for a period of five years from the date the options become vested. Options granted to directors under the 1993 Plan are generally exercisable immediately and expire ten years from the date of grant. Options to purchase 1,094,950 shares of common stock were available for future grants under the 1993 Plan at December 31, 1999.

The following table summarizes activity under the 1993 Plan for each of the years ended December 31:

                                      1999                       1998                       1997
                            ------------------------   ------------------------   ------------------------
                                           Wtd. Avg.                  Wtd. Avg.                  Wtd. Avg.
                              Shares       Ex. Price     Shares       Ex. Price     Shares       Ex. Price
                            ----------     ---------   ----------     ---------   ----------     ---------
     Outstanding at
       beginning of year     1,937,530     $  16.06     1,187,200     $  13.46       297,275     $   9.96
     Granted                   414,100        23.25       902,640        19.31       941,000        14.41
     Exercised                 (61,370)       13.52        (8,350)        6.26       (39,800)        9.45
     Forfeited                  (6,230)       21.55      (143,960)       15.63       (11,275)       14.40
                            ----------     --------    ----------     --------    ----------     --------
     Outstanding at
        end of year          2,284,030     $  17.41     1,937,530     $  16.06     1,187,200     $  13.46
                            ==========     ========    ==========     ========    ==========     ========
     Exercisable at
        end of year            812,020     $  14.99       668,460     $  14.11       398,800     $  11.24
                            ==========     ========    ==========     ========    ==========     ========
     Weighted average
        fair value of
        options granted                    $  14.51                   $  12.37                   $   8.65
                                           ========                   ========                   ========

The options outstanding at December 31, 1999 under the 1993 Plan have exercise price ranges and weighted average contractual lives as follows:

                                            Options Outstanding                            Options Exercisable
                            ----------------------------------------------------    ---------------------------------
                                 Number            Wtd.Avg.                             Number
     Range of                Outstanding at       Remaining         Wtd. Avg.       Exercisable at       Wtd. Avg.
     Exercise                   December         Contractual        Exercise         December 31,         Exercise
      Prices                    31, 1999            Life              Price              1999              Price
-----------------------     -----------------   --------------    --------------    ----------------    -------------
     $5.00-$6.625                 29,100            5 years           $6.07              23,500             $5.93
    $7.875-$10.50                102,500            4 years           $7.94             100,500             $7.89
   $11.875-$15.625             1,025,700           10 years          $14.21             400,200            $13.36
    $18.75-$23.25              1,126,730           11 years          $21.49             287,820            $20.47
                               ---------                                               --------
                               2,284,030                                                812,020
                               =========                                               ========

Included in option grants under the 1993 Plan are 50,000 option shares granted in 1998 to outside patent counsel for patent and other legal services. These options were granted at an exercise price of $18.75 per share and vest ratably over three years. The estimated fair value of these options at the date of grant was approximately $10.62 per share or $532,000 based on a Black-Scholes option-pricing model. In November 1999, the Company accelerated vesting for these options and all remaining options are fully exercisable. The estimated fair value of these options was measured as of the date of acceleration using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.50%, no expected dividend yield, expected life of four years and expected volatility of 60%. This measurement date resulted in an increase in the fair value estimate of approximately $145,000. The estimated fair value of these options are included in other assets and amortized to expense over the estimated life of the services.

Also included in options granted under the 1993 Plan are 50,000 options granted in 1997 to outside counsel under a five year consulting agreement. These options were granted at an exercise price of $15.125 per share and vested ratably over five years. In 1998, the consulting agreement was cancelled, and 40,000 unvested options were forfeited. The estimated fair value of the vested portion of the option is approximately $8.20 per share or $82,000, which was amortized to expense in 1998. The fair value of this option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.63%, no expected dividend yield, expected life of 7 years and expected volatility of 40%.


NON-PLAN OPTIONS/WARRANTS
The Company has granted options and warrants outside the 1993 Plan for employment inducements, non-employee consulting services, and for underwriting and other services in connection with stock offerings. Non-plan options and warrants are generally granted with exercise prices equal to fair market value at the date of grant. Non-plan options granted as employment inducements generally vest over five to ten years and are generally exercisable for a period of five years from the date the options become vested. Non-plan options or warrants granted for consulting services vest over the term of the related consulting agreement, generally one to five years, and expire five years from the date the option or warrant becomes vested. Non-plan warrants issued in connection with stock offerings are fully exercisable and expire five years from the date of grant.

The following table summarizes activity related to non-plan options and warrants for each of the years ended December 31:

                                       1999                       1998                       1997
                             ------------------------   ------------------------   ------------------------
                                            Wtd. Avg.                  Wtd. Avg.                  Wtd. Avg.
                               Shares       Ex. Price     Shares       Ex. Price     Shares       Ex. Price
                             ----------     ---------   ----------     ---------   ----------     ---------
     Outstanding at
        Beginning of year     1,146,625     $  16.78       680,000     $  12.94       582,807     $   8.34
     Granted                    625,000        28.65       516,625        21.17       430,000        18.21
     Exercised                  (10,000)       10.00       (50,000)       10.00       (82,807)        1.36
     Forfeited                        0                                       0      (250,000)       15.13
                             ----------     --------    ----------     --------    ----------     --------
     Outstanding at
        end of year           1,761,625     $  21.03     1,146,625     $  16.78       680,000     $  12.94
                             ==========     ========    ==========     ========    ==========     ========

     Exercisable at
        end of year             750,650     $  14.57       665,325     $  13.55       680,000     $  12.94
                             ==========     ========    ==========     ========    ==========     ========

    Weighted average
       fair value of
       options granted                      $  20.20                   $  14.11
                                            ========                   ========

The non-plan options and warrants outstanding at December 31, 1999 have exercise price ranges and weighted- average contractual lives as follows:

                                            Options/Warrants                                 Options/Warrants
                                               Outstanding                                      Exercisable
                             ----------------------------------------------------     ----------------------------------
                                    Number            Wtd.Avg.                              Number
      Range of                  Outstanding at       Remaining        Wtd. Avg.         Exercisable at       Wtd. Avg.
      Exercise                     December         Contractual       Exercise           December 31,        Exercise
       Prices                      31, 1999            Life             Price                1999              Price
---------------------        -----------------    --------------    -------------     ----------------     -------------
       $5.00                        50,000            4 years            $5.00               50,000             $5.00
       $10.00                      390,000            2 years           $10.00              390,000            $10.00
   $15.125-$22.50                  696,625            7 years           $21.51              285,650            $21.72
   $23.25-$30.00                   625,000           12 years           $28.65               25,000            $23.25
                                 ---------                                                  -------
                                 1,761,625                                                  750,650
                                 =========                                                  =======

Included in non-plan options and warrants are 25,000 option shares granted in 1998 to outside patent counsel for patent and other legal services. These options were granted at an exercise price of $18.75 per share and vest ratably over three years. The estimated fair value of these options at the date of grant was approximately $10.62 per share or $265,000 based on a Black-Scholes option-pricing model. In November 1999, the Company accelerated vesting for these options and all remaining options are fully exercisable. The estimated fair value of these options was measured as of the date of acceleration using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.50%, no expected dividend yield, expected life of four years and expected volatility of 60%. This measurement date resulted in an increase in the fair value estimate of approximately $72,000. The estimated fair value of these options are included in other assets and amortized to expense over the estimated life of the services.

Also included in non-plan options and warrants is an option to purchase 15,000 shares of the Company's common stock granted in November 1998 to an outside consultant in exchange for administrative services rendered. This option has an exercise price of $18.75 per share, is fully exercisable and expires five years from the date of grant. The estimated fair value of this option is approximately $6.95 per share or approximately $104,250, which has been expensed in the accompanying statement of operations in 1998. The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.70%, no expected dividend yield, expected life of two years and expected volatility of 62%.

Also included in non-plan options and warrants are 200,000 warrants granted in 1996 to Whale Securities Co., L.P. ("Whale") and its designees under a five year financial consulting and advisory agreement. These warrants were granted with an exercise price of $10.00 per share, are fully exercisable and expire five years from the date of grant. The estimated fair value of the warrants at the date of grant was $2.56 per share, or $512,000. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.34%, no expected dividend yield, expected life of two years and expected volatility of 40%. The fair value of these warrants was included in other assets and amortized to expense over the term of the consulting agreement. In 1999, the Company ceased utilizing services under the agreement, and expensed the remaining unamortized portion of the fair value related to these warrants in the accompanying statement of operations.

In connection with its Regulation S offering (see Note 12), on September 5, 1997, the Company granted warrants to an outside financial consultant to purchase an aggregate of 180,000 shares of common stock of the Company at an exercise price of $22.50 per share. The warrants have an estimated fair market value of $12.41 per share, or $2,233,800. The fair value was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.08%, no expected dividend yield, an expected life of three years, and expected volatility of 64%.

In connection with its Regulation S offering (see Note 12), on April 12, 1996, the Company granted warrants to outside financial consultants to purchase an aggregate of 250,000 shares of common stock of the Company at an exercise price of $10.00 per share. The warrants are exercisable for five years from the date of consummation of the offering. The warrants have an estimated fair market value of $2.56 per share, or $640,000. The fair value was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.34%, no expected dividend yield, an expected life of two years, and expected volatility of 40%.

COMPENSATION COSTS
The Company's employee stock options are accounted for under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with SFAS No.123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                                    1999               1998               1997
                                               --------------     --------------     --------------

                     Net Loss:  As Reported    $   (9,741,392)    $   (4,706,398)    $   (2,934,247)
                                Pro Forma         (13,772,578)        (9,010,611)        (4,786,415)

     Basic Net Loss Per Share:  As Reported    $        (0.83)    $        (0.41)    $        (0.28)
                                Pro Forma               (1.17)             (0.79)             (0.46)

The fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997:

                                 1999               1998               1997
                            ---------------    --------------     --------------
Expected volatility             57%-60%             62%                55%
Risk free interest rate       5.31%-6.08%      4.70% to 5.98%     5.75% to 6.85%
Expected life                  4-11 years        2-11 years         2-11 years
Dividend yield                     --                --                 --

12.   STOCK AUTHORIZATION AND ISSUANCE:
      ---------------------------------

PREFERRED STOCK
The Certificate of Incorporation of the Company authorizes the Board of Directors to issue up to 1,000,000 shares of preferred stock, $1.00 par value. No preferred shares have been issued or are outstanding at December 31, 1999. Subsequent to December 31, 1999, in connection with the acquisition of substantially all of the assets of Signal Technologies, Inc., the Board of Directors issued 114,019 shares of Preferred Stock (see Note 13).

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

13.  SUBSEQUENT EVENT:
     -----------------

On March 10, 2000, the Company acquired substantially all of the assets of Signal Technologies, Inc., a subchapter S corporation specializing in radio-frequency design services. The assets, which include property and equipment, accounts receivable and intangible assets were acquired for a purchase price of $1,996,700. The purchase price was fully paid in the Company's newly issued Series D Preferred Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 12, 1999, the Company selected PricewaterhouseCoopers LLP to replace Arthur Andersen LLP as its independent certified public accountants. The decision to change auditors was approved by the board of directors of the Company.

Arthur Andersen LLP's report on the financial statements of the Company as of December 31, 1998 and for each of the two years in the period ended December 31, 1998, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two years ended December 31, 1998, and the subsequent interim period, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreements in connection with their audit reports with respect to financial statements of the Company.

PART III

ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information contained under the captions "Election of Directors" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, (the "1999 Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the caption "Election of Directors - Executive Compensation" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption "Security Ownership of Certain Beneficial Owners" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  contained  under the caption  "Election of Directors - Certain
Relationships  and  Related   Transactions"  in  the  1999  Proxy  Statement  is
incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     Exhibit Number                            Description
     --------------    ---------------------------------------------------------
            3.1        Articles of  Incorporation,  as amended  (incorporated by
                       reference from Exhibit 3.1 of Registration  Statement No.
                       33-70588-A)

            3.2 Amendment to Amended Articles of Incorporation dated March 6, 2000*

            3.3        Bylaws,  as  amended   (incorporated  by  reference  from
                       Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1998)

            4.1        Form  of  common  stock   certificate   (incorporated  by
                       reference from Exhibit 4.1 of Registration Statement No. 33-70588-A)

            4.2 Purchase option agreement dated April 12, 1996 between the Registrant and Financial Consultant (incorporated by reference from Exhibit 10.3 of Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996)

            4.3 Purchase option agreement dated April 12, 1996 between the Registrant and Financial Consultant (incorporated by reference from Exhibit 10.4 of Quarterly Report on Form 10-QSB for the Quarterly period ended March 31, 1996)

            4.4 Warrant agreement between the Registrant and Whale Securities Co., L.P. dated July 16, 1996 (incorporated by reference from Exhibit 4.1 of Quarterly Report on Form 10-QSB for the quarterly Period ended September 30, 1996)

            4.5 Warrant agreement between the Registrant and Frog Hollow Partners dated July 16, 1996 (incorporated by reference from Exhibit 4.2 of Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1996)

            4.6 Purchase option agreement dated September 5, 1997 between the Registrant and Financial Consultant (incorporated by reference from Exhibit 4.7 of Annual Report on Form 10-KSB for the period ended December 31, 1997)

            10.1 Lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows
                       Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.1 of Registration Statement No. 33-70588-A)

            10.2 1993 Stock Plan, as amended (incorporated by reference from the Company's Proxy Statement dated October 1, 1996)

            10.3 Stock option agreement dated October 11, 1993 between the Registrant and Jeffrey Parker (incorporated by reference from Exhibit 10.13 of Registration Statement No.33-70588-A)

            10.4 Form of indemnification agreement between the Registrant and each of the directors and officers of the Registrant (incorporated by reference from Exhibit 10.15 of Registration Statement No.33-70588-A)

            10.5 First amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.21 of Annual Report on Form 10-KSB for the year ended December 31, 1995)

            10.6 Second amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996)

            10.7 Consulting agreement between the Registrant and Whale Securities Co., L.P. dated July 16, 1996, as amended (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1996)

            10.8 Third amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.19 of Annual Report on Form 10-KSB for the period ended December 31, 1996)

            10.9 Employment agreement dated July 23, 1998 between the Registrant and Richard L. Sisisky (incorporated by reference from Exhibit 10.4 of Registration Statement No. 333- 62497)

            10.10 Stock option agreement (vesting) dated July 23, 1998 between the Registrant and Richard L. Sisisky (incorporated by reference from Exhibit 10.4 of Registration Statement No. 333- 62497)

            10.11 Stock option agreement (acceleration) dated July 23, 1998 between the Registrant and Richard L. Sisisky (incorporated by reference from Exhibit 10.4 of Registration Statement No. 333- 62497)

            10.12 Subscription agreement dated December 1, 1998 between the Registrant and Questar InfoComm, Inc. (incorporated by reference from Exhibit 10.12 of Annual Report on Form 10-K for the period ended December 31, 1998)

            10.13 Asset Purchase Agreement dated March 2, 2000 between the Registrant and Signal Technologies, Inc., a Florida corporation*

            10.14 License Agreement between the Registrant and Symbol Technologies, Inc., a Delaware corporation*

            23.1       Consent of PricewaterhouseCoopers LLP*

            23.2       Consent of Arthur Andersen LLP*

            27.1       Financial data schedule*

            99.1       Risk Factors*

* Filed herewith

(B)  REPORTS ON FORM 8-K

On November 16, 1999, the Company filed a report on Form 8-K to report that it had dismissed Arthur Andersen LLP as its independent certified accountants and engaged PricewaterhouseCoopers LLP as its new independent certified accountants.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARKERVISION, INC.
Date:    March 30, 2000                       By: /s/ Jeffrey L. Parker
                                                  ---------------------
                                              Jeffrey L. Parker
                                              Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                Title                                   Date
By:  /s/ Jeffrey L. Parker         Chief Executive Officer and Chairman              March 30, 2000
     ------------------------      of the Board (Principal Executive Officer)
     Jeffrey L. Parker

By:  /s/ Richard L. Sisisky        President, Chief Operating Officer and            March 30, 2000
     ------------------------      Director
     Richard L. Sisisky

By:  /s/ David F. Sorrells         Chief Technical Officer and Director              March 30, 2000
     ------------------------
     David F. Sorrells

By:  /s/ Stacie Parker Wilf        Secretary, Treasurer and Director                 March 30, 2000
     ------------------------
     Stacie Parker Wilf

By:  /s/ Cynthia L. Poehlman       Controller and Chief Accounting                   March 30, 2000
     ------------------------      Officer (Principal Accounting Officer)
     Cynthia L. Poehlman

By:  /s/ William A. Hightower      Director                                          March 30, 2000
     ------------------------
     William A. Hightower

By:  /s/ Todd Parker               Director                                          March 30, 2000
     ------------------------


By:  /s/ William L. Sammons        Director                                          March 30, 2000
     ------------------------
     William L. Sammons

By:  /s/ Robert G. Sterne          Director                                          March 30, 2000
     ------------------------
     Robert G. Sterne

By:  /s/ Arthur G. Yeager          Director                                          March 30, 2000
     ------------------------
     Arthur G. Yeager

                               PARKERVISION, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                   SCHEDULE II

                                   Balance at     Provision                   Balance at
  Valuation Allowance for          Beginning     Charged to                     End of
  Inventory Obsolescence           of Period       Expense      Write-Offs      Period
  ----------------------           ---------       -------      ----------      ------
Year ended December 31, 1997       $409,868       $100,000      $ (92,816)     $417,052
Year ended December 31, 1998        417,052        210,000       (219,706)      407,346
Year ended December 31, 1999        407,346        240,000       (143,534)      503,812

                                   Balance at                                 Balance at
  Valuation Allowance for          Beginning                                    End of
        Income Taxes               of Period      Provision     Write-Offs      Period
        ------------               ---------      ---------     ----------      ------
Year ended December 31, 1997      $4,027,813     $1,295,305      $      0   $ 5,323,118
Year ended December 31, 1998       5,323,118      2,522,765             0     7,845,883
Year ended December 31, 1999       7,845,883      4,236,628             0    12,082,511

                                INDEX TO EXHIBITS

3.2       Amendment to Amended Articles of Incorporation dated March 6, 2000

10.13 Asset Purchase Agreement dated March 2, 2000 between the Registrant and Signal Technologies, Inc., a Florida corporation

10.14 License Agreement between the Registrant and Symbol Technologies, Inc., a Delaware corporation

23.1      Consent of PricewaterhouseCoopers LLP

23.2      Consent of Arthur Andersen LLP

27.1      Financial data schedule

99.1      Risk Factors