Form 10-K405/A
period 1999-12-31
PARKERVISION INC
filed 2000-05-01
CIK 914139

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K/A

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                         Commission file number 0-22904
                                                -------

                               PARKERVISION, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


            Florida                                      59-2971472
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

8493 Baymeadows Way, Jacksonville, Florida                  32256
------------------------------------------               ----------
 (Address of Principal Executive Offices)                (Zip Code)


Registrant's telephone number, including area code:  (904) 737-1367
                                                     --------------

     The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as set forth in the pages attached hereto:

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The current executive officers and directors of the company are as follows:

NAME                     AGE     POSITION
----                     ---     --------

Jeffrey L. Parker         43     Chairman of the Board and Chief Executive
                                 Officer
Richard L. Sisisky        45     President, Chief Operating Officer and Director
David F. Sorrells         41     Chief Technical Officer and Director
Stacie Parker Wilf        41     Secretary, Treasurer and Director
William A. Hightower      56     Director
Amy L. Newmark            43     Director
Todd Parker               35     Director
William L. Sammons        79     Director
Robert G. Sterne          49     Director
Arthur G. Yeager          66     Director

     Jeffrey L. Parker has been Chairman of the Board and Chief Executive Officer of the Company since its inception in August 1989 and President of the Company from April 1993 to June 1998. From March 1983 to August 1989, Mr. Parker served as Executive Vice President and Sales Manager for Parker Electronics, Inc. ("Parker Electronics"), a joint venture partner with Carrier Corporation performing research development and marketing for the heating, ventilation and air conditioning industry.

     Richard L. Sisisky has been the President, Chief Operating Officer and a director of the Company since June 1998. From 1988 to June 1998, Mr. Sisisky served as Managing Director of The Shircliff Group, Inc., a firm specializing in mergers, acquisitions and business valuations.

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

     William A. Hightower has been a director of the Company since March 1999. Mr. Hightower is the President and Chief Operating Officer and a director of Silicon Valley Group, Inc., a position he has held since August 1997. Silicon Valley Group, Inc. is a publicly held company which designs and builds semiconductor capital equipment tools for chip manufacturers. From January 1996 to August 1997, Mr. Hightower served as Chairman and Chief Executive Officer of CADNET Corporation, a developer of network software solutions for the architectural industry. From August 1989 to January 1996, Mr. Hightower was the President and Chief Executive Officer of Telematics International, Inc.

     Amy L. Newmark has been a director of the Company since March 2000. Ms. Newmark was Executive Vice President - Strategic Planning of Winstar Communications, Inc., a telecommunications and information services company, from 1995 until 1997. From 1993 to 1996, Ms. Newmark was the general partner of Information Age Partners, LP, a hedge fund, and from 1990 to 1993 Ms. Newmark was President of Newmark Research, Inc., an investment research and consulting firm. Ms. Newmark is a Chartered Financial Analyst and graduated from Harvard College. Ms. Newmark is a director of QueryObject Systems, Corp., a business intelligence software company, Cereus Technology Partners, Inc., an e-commerce and B2B solutions provider, and U.S. Wireless Data, Inc., a wireless electronic transaction technology company.

     Todd Parker has been a director of the Company since its inception and was a Vice President of the Company from inception to June 1997. Mr. Parker acted as a consultant to the Company from June 1997 through November 1997. From January 1985 to August 1989, Mr. Parker served as General Manager of Manufacturing for Parker Electronics.

     William L. Sammons has been a director of the Company since October 1993. From 1981 to 1985, Mr. Sammons was President of the North American Operations of Carrier Corporation until he retired.

     Robert G. Sterne has been a director of the Company since February 2000. Since 1978, Mr. Sterne has been a partner of the law firm Sterne, Kessler Goldstein & Fox PLLC, specializing in patent and other intellectual property law. Mr. Sterne's office is located in Washington, D.C. Mr. Sterne provides legal services to the Company as one of its patent and intellectual property attorneys.

     Arthur G. Yeager has been a director of the Company since December 1995. Mr. Yeager has been a sole practitioner of law specializing in patent, trademark and copyright laws since 1960. He has an office located in Jacksonville, Florida. Mr. Yeager provides legal services to the Company as one of its patent and intellectual property attorneys.

     Messrs. Jeffrey and Todd Parker and Ms. Stacie Parker Wilf are brothers and sister.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("ten percent shareholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Officers, directors and ten percent shareholders are charged by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the fiscal year ended December 31, 1999, all filing requirements applicable to its executive officers, directors and ten percent shareholders were fulfilled.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following tables summarize the cash compensation paid by the Company to each of the executive officers (including the Chief Executive Officer) who were serving as executive officers at the end of the fiscal year ended December 31, 1999, for services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 1999, 1998 and 1997, options granted to such executive officers during the fiscal year ended December 31, 1999, and the value of all options granted to such executive officers at the end of the fiscal year ended December 31, 1999.

================================================================================
                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                            Fiscal Year                   Long Term Compensation
NAME AND PRINCIPAL            Ended          Annual       ----------------------
POSITION                      12/31       Compensation       Options/SARs (#)
-------------------------  ------------   ------------    ----------------------
Jeffrey L. Parker              1999         $275,000                   --
Chairman of the Board and      1998         $210,500               12,500
Chief Executive Officer        1997         $161,500              112,500
--------------------------------------------------------------------------------

================================================================================
                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                            Fiscal Year                   Long Term Compensation
NAME AND PRINCIPAL            Ended          Annual       ----------------------
POSITION                      12/31       Compensation       Options/SARs (#)
-------------------------  ------------   ------------    ----------------------
Richard L. Sisisky             1999         $250,000                   --
President, Chief Operating     1998         $134,500              500,000
Officer and Director(1)          --               --                   --
================================================================================

(1) Mr. Sisisky commenced employment with the Company as the President and Chief Operating Officer in June 1998.

     The Company cannot determine, without unreasonable effort or expense, the specific amount of certain personal benefits afforded to its employees, or the extent to which benefits are personal rather than business. The Company has concluded that the aggregate amounts of such personal benefits which cannot be specifically or precisely ascertained do not in any event exceed, as to each individual named in the preceding table, the lesser of $50,000 or 10% of the compensation reported in the preceding table for such individual, or, in the case of a group, the lesser of 50,000 for each individual in the group, or 10% of the compensation reported in the preceding table for the group, and that such information set forth in the preceding table is not rendered materially misleading by virtue of the omission of the value of such personal benefits.

================================================================================
                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------
                        NUMBER OF       % OF TOTAL
                       SECURITIES      OPTIONS/SARS     EXERCISE
                       UNDERLYING       GRANTED TO       OR BASE
                      OPTIONS/SARS     EMPLOYEES IN       PRICE       EXPIRATION
     NAME               GRANTED        FISCAL YEAR      ($/SHARE)        DATE
-------------------  -------------     ------------     ---------     ----------
Jeffrey L. Parker         None             --              N/A            N/A
-------------------  -------------     ------------     ---------     ----------
Richard L. Sisisky        None             --              N/A            N/A
================================================================================


=======================================================================================
                       AGGREGATE FISCAL YEAR-END OPTION/SAR VALUES
---------------------------------------------------------------------------------------
                                                               VALUE OF UNEXERCISED
                        NUMBER OF UNEXERCISED OPTIONS/     IN-THE-MONEY OPTIONS/SARS AT
                          SARS AT FISCAL YEAR END (#)             FISCAL YEAR END
                        ------------------------------     ----------------------------
NAME                    EXERCISABLE      UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
-------------------     -----------      -------------     -----------    -------------
Jeffrey L. Parker         275,000            20,000        $5,325,313       $ 377,500
-------------------     -----------      -------------     -----------    -------------
Richard L. Sisisky         75,000           425,000          $703,125      $3,984,375
=======================================================================================

EMPLOYMENT AGREEMENTS

     In June 1998, the Company entered into an employment agreement with Richard
L. Sisisky, the President and Chief Operating Officer of the Company which expires June 15, 2003. Under the agreement, Mr. Sisisky receives an annual base salary of $250,000, and he will be paid a bonus equal to five percent of the increase, if any, from the Company's pre-tax operating income (as defined in the agreement) for the fiscal year immediately preceding the bonus year to the pre-tax operating income for the bonus year.

     Mr. Sisisky was awarded two stock options in connection with his employment with the Company. The first option is for up to 250,000 shares of the Common Stock, exercisable at a price per share of $21.375, vesting on December 31, in each year commencing 1998 through 2002, in the amount of 25,000, 50,000, 60,000, 75,000 and 45,000 shares, respectively. Once vested, these options remain exercisable until June 15, 2008, except as provided in the option agreement. The second option is for up to 250,000 shares of Common Stock, exercisable at $21.375 per share. These options vest on December 15, 2003 and once vested are exercisable until June 15, 2008, except as provided in the option agreement. The vesting of the second allotment of options may be accelerated based on the Company generating certain levels of gross profit or the Common Stock attaining certain price levels.

1993 STOCK OPTION PLAN

     In September 1993, the Board of Directors approved the Company's 1993 Stock Plan (the "1993 Plan") pursuant to which an aggregate of 500,000 shares of Common Stock were initially reserved for issuance in connection with the benefits available for grant. The 1993 Plan was amended on September 19, 1996 and August 22, 1997 by the Board of Directors to raise the number of shares of Common Stock subject to the 1993 Plan to 1,500,000 and 2,000,000, respectively. On November 16, 1998, the 1993 Plan was again amended by the Board of Directors to raise the number of shares of Common Stock subject to the 1993 Plan to 3,500,000. The Company's shareholders approved this amendment on June 10, 1999. The benefits may be granted in any one or in combination of the following: (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) stock bonuses, (vi) other forms of stock benefit, or (vii) cash. Incentive stock options may only be granted to employees of the Company. Other benefits may be granted to consultants, directors (whether or not any such director is an employee), employees and officers of the Company. To date, awards to purchase an aggregate of 3,091,325 shares of Common Stock have been granted and are outstanding under the 1993 Plan.

COMPENSATION OF OUTSIDE DIRECTORS

     Directors who are employees of the Company receive no cash compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Non-employee directors receive a fee of $1,000 for each board meeting attended, as well as reimbursement of reasonable expenses incurred in attending meetings and they are granted options to purchase shares of Common Stock as determined by the Board of Directors.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors sets the compensation of the Chief Executive Officer and other executive officers and key employees, subject to ratification by the Board of Directors.

     General Compensation Policy. The Company operates in an extremely competitive and rapidly changing high technology industry. The Compensation Committee believes that the compensation program for executive officers of the Company should be designed to attract, motivate and retain talented executives responsible for the success of the Company. The Compensation Committee believes the compensation program should be determined within a competitive framework and should be based on achievement of overall financial results and individual contribution.

     Compensation Components. The three major components that make up the compensation of the Company's executive officers are (i) base salary, (ii) annual cash incentive awards in the form of a cash bonus and (iii) long-term equity-based incentive awards in the form of stock option grants. The Compensation Committee's determination of the compensation components for executive officers is highly subjective and not subject to specific criteria. The Compensation Committee has, however, compared its executives' compensation levels to independent compensation surveys and compensation packages for executives in similarly sized technology companies and has founds its compensation packages to be comparable.

     The base salary for each executive officer is determined at levels considered appropriate for comparable positions at other companies. Annual cash bonuses are subjective and are based on the Company's achievement of financial performance targets as well as individual contribution. Long-term equity- based incentive awards, in the form of stock option grants, are determined subjectively based on the executive's position within the Company, individual performance, potential for future responsibility and promotion and the number of unvested options held at the time of the new grant. The relative weight given to each of these factors varies among individuals at the Compensation Committee's discretion.

     Executive Compensation. Mr. Jeffrey L. Parker, a founder of the Company, had his compensation reviewed in 1998 which was maintained for 1999. The Compensation Committee expects to award additional stock options to Mr. Parker in 2000 based on achievement of certain qualitative objectives.

     Mr.  Sisisky  is  compensated   under  an  employment   agreement  and  his
compensation was not reviewed in 1999.

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, that might incorporate future filings made by the Company under those statutes, the preceding Compensation Committee Report on Executive Compensation and the Company Stock Performance Graph (set forth below) will not be incorporated by reference into any of those prior filings, nor will such report or graph be incorporated by reference into any future filings made by the Company under those statutes.

THE COMPENSATION COMMITTEE
William L. Sammons
Arthur G. Yeager

PERFORMANCE GRAPH

The following graph shows a five-year comparison of cumulative total shareholder returns for the Company, the Nasdaq U.S. Stock Market Index ("Nasdaq") and the Hambrecht & Quist Communications Index ("H&Q") for the five years ending December 31, 1999. The total shareholder returns assumes the investment of $100 in the Common Stock of the Company, the Nasdaq Index and the H&Q Index at the beginning of the period, with immediate reinvestment of all dividends.

                                                      Cumulative Total Return
                                    -------------------------------------------------------------
                                     12/94      12/95      12/96      12/97      12/98      12/99
                                    -------------------------------------------------------------
PARKERVISION, INC.                  100.00     210.00     360.00     483.33     626.67     820.00
NASDAQ STOCK MARKET (U.S.)          100.00     141.33     173.89     213.07     300.25     542.43
HAMBRECHT & QUIST COMMUNICATIONS    100.00     159.36     182.84     173.10     255.56     799.78

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of April 24, 2000 with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) each executive officer whose compensation exceeded $100,000 in 1999, and (iv) all directors and executive officers of the Company as a group (based upon information furnished by such persons).

                                                 AMOUNT AND NATURE
                                                   OF BENEFICIAL        PERCENT
NAME OF BENEFICIAL OWNER                             OWNERSHIP         OF CLASS1
------------------------                             ---------         ---------
Jeffrey L. Parker(2)                                2,887,216(3)(4)       23.6%
J-Parker Family Limited Partnership(5)              2,529,402(4)          21.2%
Todd Parker(2)                                      1,034,983(6)(7)        8.6%
T-Parker Family Limited Partnership(5)                915,255(7)           7.7%
Stacie Parker Wilf(2)                               1,046,811(8)(9)        8.7%
S-Parker-Wilf Family Limited Partnership(5)           961,811(9)           8.1%
Richard L. Sisisky                                     87,000(10)          0.7%
David F. Sorrells                                      25,200(11)          0.2%
William A. Hightower                                   12,500(12)          0.1%
Amy L. Newark                                               0(13)
William L. Sammons                                    102,000(14)          0.9%
Robert G. Sterne                                          800(15)          *
Arthur G. Yeager                                       45,200(16)          0.4%
All directors and executive officers                5,824,210(17)         41.2%
as a group (11 persons)
-------------

* less than .1%

(1) Percentage includes all outstanding shares of Common Stock plus, for each person or group, any shares of Common Stock that the person or the group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(2)  The person's address is 8493 Baymeadows Way, Jacksonville, Florida 32256.

(3) Includes 275,000 shares of Common Stock issuable upon immediately exercisable options and 6,000 shares owned of record by Mr. Parker's three children over which he disclaims ownership, and excludes 20,000 shares issuable upon options that may vest in the future.

(4) J-Parker Family Limited Partnership is the record owner of 2,529,402 shares of Common Stock. Mr. Jeffrey L. Parker has sole voting and dispositive power over the shares of Common Stock owned by the J-Parker Family Limited Partnership, as a result of which Mr. Jeffrey Parker is deemed to be the beneficial owner of such shares.

(5)  The entity's address is 409 S. 17th Street, Omaha, Nebraska 68102.

(6)  Includes   82,500  shares  of  Common  Stock   issuable  upon   immediately
     exercisable options.

(7) T-Parker Family Limited Partnership is the record owner of 915,255 shares of Common Stock. Mr. Todd Parker has sole voting and dispositive power over the shares of Common Stock owned by the T-Parker Family Limited Partnership, as a result of which Mr. Todd Parker is deemed to be the beneficial owner of such shares.

(8)  Includes   45,000  shares  of  Common  Stock   issuable  upon   immediately
     exercisable options and 5,000 shares owned of record by Ms. Wilf's two children over which she disclaims ownership.

(9) S-Parker Wilf Family Limited Partnership is the owner of 961,811 shares of Common Stock. Ms. Wilf has sole voting and dispositive power over the shares of Common Stock owned by the S- Parker Wilf Family Limited Partnership, as a result of which Ms. Wilf is deemed to be the beneficial owner of such shares.

(10) Includes   75,000  shares  of  Common  Stock   issuable  upon   immediately
     exercisable options and excludes 425,000 shares issuable upon options that may vest in the future.

(11) Includes   25,200  shares  of  Common  Stock   issuable  upon   immediately
     exercisable options and excludes 528,400 shares issuable upon options that may vest in the future.

(12) Includes   12,500  shares  of  Common  Stock   issuable  upon   immediately
     exercisable options.

(13) Excludes 100,000 shares of Common Stock issuable upon options that may vest in the future.

(14) Includes   90,000  shares  of  Common  Stock   issuable  upon   immediately
     exercisable options.

(15) Excludes 100,000 shares of Common Stock issuable upon options that may vest in the future.

(16) Includes   45,000  shares  of  Common  Stock   issuable  upon   immediately
     exercisable options.

(17) Includes 650,200 shares of Common Stock issuable upon immediately exercisable options held by directors (see notes 3, 6, 8, 10, 11, 12, 14 and 16 above) and 7,000 shares of Common Stock issuable upon immediately exercisable options held by an executive officer not included in the table and excludes 1,173,400 shares of Common Stock issuable upon options that may vest in the future held by directors (see notes 3, 10, 11, 13 and 15 above) and 45,500 shares of Common Stock issuable upon options that may vest in the future held by an executive officer not included in the table above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company leases its executive offices pursuant to a lease agreement dated March 1, 1992 with Jeffrey L. Parker and Barbara Parker. Barbara Parker is Mr. Parker's mother. The term of the lease expires in 2002 and is renewable for two additional five-year terms. For the fiscal years ended December 31, 1999 and 1998, the Company incurred $310,404 in each year, in rental expense under the lease. The Company believes that the terms of the lease are no less favorable than could have been obtained from an unaffiliated third party.

     Mr. Robert G. Sterne serves as a patent and intellectual property counsel for the Company. In this capacity, the Company paid the law firm Sterne, Kessler, Goldstein & Fox, PLLC of which Mr. Sterne is a partner, fees totaling approximately $2,200,000 for the year ended December 31, 1999. In addition, on November 16, 1999 the Company granted options to purchase an aggregate of 75,000 shares of Common Stock to 10 persons who are members and associates of the law firm. The options are exercisable at $18.75 per share until November 24, 2004. The Company has recorded an expense of approximately $1,014,000 for these options.

     Mr. Arthur G. Yeager serves as a patent counsel for the Company.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 27, 2000        PARKERVISION, INC.

                              By: /s/ Jeffrey L. Parker
                                  ------------------------------
                                  Name: Jeffrey L. Parker
                                  Title: Chief Executive Officer

                              By: /s/ Cynthia L. Poehlman
                                  ------------------------------
                                  Name: Cynthia L. Poehlman
                                  Title: Controller and Chief Accounting Officer
                                         (Principal Accounting Officer)