Form 10-Q
period 2000-03-31
PARKERVISION INC
filed 2000-05-15
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
   (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 28, 2000, 11,952,365 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements of ParkerVision, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 1999.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                                                                  March 31,
                                                                    2000        December 31,
                           ASSETS                                (unaudited)        1999
                           ------                               ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $  4,534,772    $  2,128,742
   Short-term investments                                         13,607,320      17,530,436
   Accounts receivable, net of allowance for doubtful
      accounts of $37,308 at March 31, 2000 and
      December 31, 1999, respectively                                760,977         876,632
   Interest and other receivables                                    108,835          11,130
   Inventories, net                                                4,463,416       3,922,916
   Prepaid expenses and other                                      2,707,514         867,654
                                                                ------------    ------------
           Total current assets                                   26,182,834      25,337,510

PROPERTY AND EQUIPMENT, net                                        3,789,790       3,284,755

OTHER ASSETS, net                                                  7,419,978       4,149,153
                                                                ------------    ------------

           Total assets                                         $ 37,392,602    $ 32,771,418
                                                                ============    ============

      The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                                                                  March 31,
                                                                    2000         December 31,
             LIABILITIES AND SHAREHOLDERS' EQUITY                (unaudited)         1999
             ------------------------------------               ------------     ------------

CURRENT LIABILITIES:
   Accounts payable                                             $  1,672,913     $    639,684
   Accrued expenses:
      Salaries and wages                                             468,815          353,736
      Warranty reserves                                              120,749          139,326
      Rebates payable                                                 98,061           73,004
      Professional fees and other                                    455,246          563,213
   Deferred revenue                                                  411,098          835,988
                                                                ------------     ------------
              Total current liabilities                            3,226,882        2,604,951

DEFERRED INCOME TAXES                                                 30,144           30,144

COMMITMENTS AND CONTINGENCIES (Notes 4, 6 and 7)

                                                                ------------     ------------
              Total liabilities                                    3,257,026        2,635,095

SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value, 1,000,000 shares
      authorized, 114,019 shares issued and outstanding at
      March 31, 2000                                                 114,019                0
   Common stock, $.01 par value, 20,000,000 shares
      authorized, 11,950,365 and 11,790,048 shares issued
      and outstanding at March 31, 2000 and December
      31, 1999, respectively                                         119,504          117,900
   Warrants outstanding                                            3,232,025        3,232,025
   Additional paid-in capital                                     60,413,745       53,723,742
   Accumulated other comprehensive loss                             (133,572)        (187,052)
   Accumulated deficit                                           (29,610,145)     (26,750,292)
                                                                ------------     ------------
               Total shareholders' equity                         34,135,576       30,136,323
                                                                ------------     ------------
               Total liabilities and shareholders' equity         37,392,602     $ 32,771,418
                                                                ============     ============

      The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        Three Months Ended
                                                  -----------------------------
                                                    March 31,        March 31,
                                                      2000             1999
                                                  ------------     ------------

Revenues, net                                     $  2,740,031     $  2,469,751
Cost of goods sold                                   1,441,139        1,632,803
                                                  ------------     ------------
   Gross margin                                      1,298,892          836,948

Research and development expenses                    2,111,742        1,170,988
Marketing and selling expenses                       1,214,944          748,712
General and administrative expenses                  1,025,073          806,502
                                                  ------------     ------------
   Total operating expenses                          4,351,759        2,726,202
                                                  ------------     ------------

Loss from operations                                (3,052,867)      (1,889,254)

Interest income                                        193,014          398,900
                                                  ------------     ------------

   Net loss                                       $ (2,859,853)    $ (1,490,354)
                                                  ============     ============

   Basic loss per common share                    $       (.24)    $      (0.13)
                                                  ============     ============

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                          March 31,
                                                                -----------------------------
                                                                    2000             1999
                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $ (2,859,853)    $ (1,490,354)
  Adjustments to reconcile net loss to net cash used in
         operating activities:
           Depreciation and amortization                             328,516          328,601
           Provision for obsolete inventories                         30,000           60,000
           Stock compensation                                        198,669                0
           Changes in operating assets and liabilities:
              Accounts receivable, net                               115,655           47,367
              Interest and other receivables                         (97,705)          68,561
              Inventories                                           (570,500)        (585,967)
              Prepaid and other expenses                             (80,451)        (315,091)
              Accounts payable and accrued expenses                1,607,164          654,927
              Deferred revenue                                      (424,890)          92,849
                                                                ------------     ------------
                   Total adjustments                               1,106,458          351,247
                                                                ------------     ------------
   Net cash used in operating activities                          (1,753,395)      (1,139,107)
                                                                ------------     ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of investments                           4,000,000        1,000,000
   Purchase of property and equipment                               (411,351)        (300,235)
   Purchase of intangible assets                                    (517,315)        (383,610)
                                                                ------------     ------------
 Net cash provided by investing activities                         3,071,334          316,155
                                                                ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                          1,088,091          567,996
                                                                ------------     ------------
Net cash provided by financing activities                          1,088,091          567,996
                                                                ------------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            2,406,030         (254,956)

CASH AND CASH EQUIVALENTS, beginning of  period                    2,128,742       10,569,435
                                                                ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                        $  4,534,772     $ 10,314,479
                                                                ============     ============

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   ACCOUNTING POLICIES
     -------------------

     There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 1999.

     CASH AND CASH EQUIVALENTS. For the purpose of reporting cash flows, the Company considers cash and cash equivalents to include cash on hand and interest-bearing deposits. Cash and cash equivalents include overnight repurchase agreements and U.S. Treasury money market investments totaling approximately $4,474,000 and $1,934,000 at March 31, 2000 and December 31, 1999, respectively.

     COMPREHENSIVE INCOME. The Company's other comprehensive income (loss) is comprised of unrealized gains (losses) on investments available-for-sale. The Company's other comprehensive income (loss) for the three month periods ended March 31, 2000 and 1999 was $53,480 and $(28,100), respectively. The Company's total comprehensive loss for the periods ended March 31, 2000 and 1999 was $(2,806,373) and $(1,518,454), respectively.

     STATEMENTS OF CASH FLOWS. In March 2000, the Company issued Preferred Stock for the acquisition of substantially all of the assets of Signal Technologies, Inc. ("STI") valued at $1,996,700 (see Note 7). In addition, the Company issued Preferred Stock and restricted common stock under its 1993 Stock Option Plan ("1993 Plan") as signing bonuses and prepaid compensation totaling approximately $3,600,000.

     RECLASSIFICATIONS. Certain reclassifications have been made to the 1999 financial statements in order to conform to the 2000 presentation.

2.   LOSS PER SHARE
     --------------

     Basic loss per share is determined based on the weighted average number of common shares assumed to be outstanding during each period. Dilutive loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation as their effect is anti-dilutive. The weighted average number of common shares assumed to be outstanding for the three month periods ended March 31, 2000 and 1999 is 11,828,868 and 11,728,143, respectively.

3.   INVENTORIES:
     ------------

     Inventories consist of the following:

                                                    March 31,      December 31,
                                                      2000             1999
                                                  ------------     ------------
     Purchased materials                          $  2,588,326     $  2,328,805
     Work in process                                   111,168           95,253
     Finished goods                                  2,285,376        2,002,670
                                                  ------------     ------------
                                                     4,984,870        4,426,728
     Less allowance for inventory obsolescence        (521,454)        (503,812)
                                                  ------------     ------------
                                                  $  4,463,416     $  3,922,916
                                                  ============     ============

4.   CONCENTRATIONS OF CREDIT RISK
     -----------------------------

     For the quarter ended March 31, 2000, Vtel Corporation ("VTEL") and one broadcast customer accounted for approximately 19% and 21%, respectively of the Company's total revenues. For the quarter ended March 31, 1999, VTEL accounted for approximately 23% of total revenues. VTEL and two other studio customers accounted for approximately 59% of accounts receivable at March 31, 2000. The Company closely monitors extensions of credit and has never experienced significant credit losses.

5.   BUSINESS SEGMENT INFORMATION
     ----------------------------

     The  Company's   segments  include  the  Video  Products  Division  ("Video
     Division") and the Wireless Technology Division ("Wireless Division"). Segment results are as follows (in thousands):

                                                       Three months ended
                                                    ------------------------
                                                     March 31,     March 31,
                                                       2000          1999
                                                    ----------     ---------
     NET SALES:
       Video Division                                $ 2,740       $ 2,470
       Wireless Division                                   0             0
                                                     -------       -------
           Total net sales                           $ 2,740       $ 2,470
                                                     =======       =======

     LOSS FROM OPERATIONS:
       Video Division                                $  (573)      $  (621)
       Wireless Division                              (2,480)       (1,268)
                                                     -------       -------
           Total loss from operations                $(3,053)      $(1,889)
                                                     =======       =======

                                                       Three months ended
                                                    ------------------------
                                                     March 31,     March 31,
                                                       2000          1999
                                                    ----------     ---------
     DEPRECIATION:
       Video Division                                $   137       $   138
       Wireless Division                                 115            72
                                                     -------       -------
           Total depreciation                        $   252       $   210
                                                     =======       =======

     AMORTIZATION OF INTANGIBLES AND
     OTHER ASSETS:
       Video Division                                $    16       $    25
       Wireless Division                                  85            93
                                                     -------       -------
           Total amortization                        $   101       $   118
                                                     =======       =======

     CAPITAL EXPENDITURES:
       Video Division                                $    82       $   212
       Wireless Division                                 562            66
                                                     -------       -------
           Segment capital expenditures              $   644       $   278
                                                     =======       =======


                                                     March 31,    December 31,
                                                       2000          1999
                                                    ----------     ---------
     ASSETS:
       Video Division                                $ 7,851       $ 7,345
       Wireless Division                               9,971         4,610
                                                     -------       -------
           Segment assets                            $17,822       $11,955
                                                     =======       =======

     A reconciliation of segment assets to total assets reported in the accompanying balance sheets is as follows:

                                                     March 31,    December 31,
                                                       2000          1999
                                                    ----------     ---------
     Business segment assets                         $17,822       $11,955
     Corporate assets:
       Cash and investments                           18,142        19,659
        Interest and other receivables                   109            11
        Prepaid expenses and other                       452           466
        Property and equipment, net                      748           670
        Other assets                                     120            10
                                                     -------       -------
          Total assets                               $37,393       $32,771
                                                     =======       =======

6.   STOCK OPTIONS
     -------------

     For the three month period ended March 31, 2000, the Company granted stock options to purchase an aggregate of 539,500 shares of its common stock at exercise prices ranging from $23.25 to $31.125 per share, primarily in connection with employment offers to personnel engaged in the Wireless Division. Options to purchase 509,500 shares vest ratably over five years and options to purchase the remaining 30,000 shares vest ten years from the grant date. These options were granted under the 1993 Stock Plan (the "1993 Plan") and expire five years from the date they become vested.

     In February 2000, the Company granted an option under the 1993 Plan to an officer and director to purchase 162,000 shares of its common stock at an exercise price of $28.25. The option vests ten years from the date of grant and expire five years from the date it becomes vested. The Company also issued an option under the 1993 Plan to purchase 100,000 shares of its common stock in connection with the addition of a director in February 2000. This option vests ratably over four years at an exercise price of $30.25 and expires five years from the date it becomes vested. In March 2000, in connection with the addition of another director, the Company granted an option to purchase 100,000 shares of its common stock under the 1993 Plan at an exercise price of $25.125 per share. This option vests ratably over two years and expires five years from the date it becomes vested.

     As of March 31, 2000, options to purchase 178,338 shares of common stock were available for future grants under the 1993 Plan.

7.   STOCK AUTHORIZATION AND ISSUANCE
     --------------------------------

     In March 2000, the Company issued 79,868 shares of Series D Preferred Stock, $1.00 par value, for the acquisition of substantially all of the assets of Signal Technologies, Inc., a subchapter S corporation specializing in radio-frequency design services. These assets, which include property and equipment, accounts receivable and intangible assets, were acquired for a purchase price of $1,996,700 which was fully paid in Series D Preferred Stock.

     Also in connection with the acquisition, the Company issued an aggregate of 34,151 shares of Class A, B and C Preferred Stock and 92,112 shares of restricted stock under its 1993 Plan as signing bonuses and prepaid compensation for the employees of STI. Prepaid compensation of approximately $3,600,000 is included in prepaid assets and other assets and will be amortized to compensation expense over the three-year term of the related employment agreements.

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

Results of  Operations  for Each of the Three Month Periods Ended March 31, 2000
--------------------------------------------------------------------------------
and 1999
--------

Revenues
--------
Revenues for the three months ended March 31, 2000 increased by $270,280 as compared to the same period in 1999 due to studio systems sales, offset somewhat by a decrease in the number of camera systems sold and the average selling price per camera system. The Company sold three studio systems at an average selling price of $228,000 during the three months ended March 31, 2000, compared to no studio revenue for the same period in 1999. The Company sold 300 camera systems at an average selling price of $6,800 per system during the three months ended March 31, 2000, as compared to 331 systems at an average selling price of $6,900 for the three months ended March 31, 1999. For the three month period ending March 31, 1999, revenues included approximately $187,000 of third party videoconferencing equipment which was sold at the Company's cost.

Gross Margin
------------
For the three month periods ended March 31, 2000 and 1999, gross margins as a percentage of sales were 47.4% and 33.9%, respectively. The significant increase in margin is primarily due to the sale of higher margin studio systems as well as the sale of third party equipment at cost in the quarter ended March 31, 1999.

Research and Development Expenses
---------------------------------
The Company's research and development expenses for the three month period ended March 31, 2000 increased $940,754 as compared to the same period in 1999. This increase is primarily due to the increase in wireless division personnel and the expenses related to new wireless engineering design locations in Florida, Utah and California.

Marketing and Selling Expenses
------------------------------
Marketing and selling expenses for the three month period ended March 31, 2000 increased $466,232 as compared to the same period in 1999. This increase is primarily due to the addition of a wireless business development staff during 1999 for marketing of the Company's Direct2Data technology. In addition, the Company added a project management and training staff late in 1999 for installation, training and support of its studio system sales. These increases were offset somewhat by decreases in trade show costs for the first quarter of 2000 compared to the same period in 1999 due to a reduction in the number of shows attended.

General and Administrative Expenses
-----------------------------------
For the three month period ended March 31, 2000, general and administrative expenses increased $218,571 over the same period in 1999. This increase is primarily a result of increased personnel costs and increased usage of legal and other professional services, primarily in connection with the Company's wireless technology. These increases are offset somewhat be decreases in the amortization of prepaid consulting fees.

Interest Income
---------------
Interest income for the three month period ended March 31, 2000 decreased $205,886 from the same period in 1999. This decrease is due to the use of proceeds from maturing investments to fund operations during 1999 and 2000.

Loss and Loss per Share
-----------------------
The Company's net loss increased by $1,369,499, or $0.11 per common share from the three month period ended March 31, 1999 to the same period in 2000. This increase in net loss was primarily due to a $1.2 million increase in operating expenses related to the Company's Wireless Division.

Backlog
-------
The Company had camera backlog of approximately $267,000 and $390,000 at March 31, 2000 and December 31, 1999, respectively. Camera backlog consists of orders received, which generally have a specified delivery schedule within three to five weeks of receipt. In addition, the Company had studio sales pending installation of approximately $650,000 and $560,000 at March 31, 2000 and December 31, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2000, the Company had working capital of $22,955,952, an increase of $223,393 from $22,732,559 at December 31, 1999. This increase is primarily due to the acquisition of assets for stock in March 2000 and the exercise of employee stock options during the first quarter of 2000, offset by the use of cash to fund operations during the same period. The Company's principal source of liquidity at March 31, 2000 consisted of $18,142,092 in cash and short-term investments. Until the Company generates sufficient revenues from system and other sales, it will be required to continue to utilize its cash and investments to cover the continuing expense of product development, marketing, and general administration. Based on the Company's current estimates, it believes its cash and investments will provide sufficient resources to meet its cash requirements for the next twelve months. Thereafter, the Company will require a significant increase in revenues or additional capital to continue to fund its operations and business plans. To the extent that the Company requires additional capital, it will incur debt or sell equity securities. The Company has no current arrangement with respect to any additional financing.


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.  Not Applicable.

ITEM 2.   CHANGES IN SECURITIES.

Sales of Unregistered Securities
--------------------------------

                                        Consideration received and         Exemption      If option, warrant or
                                        description of underwriting or     from           convertible security,
Date of sale   Title of       Number    other discounts to market price    registration   terms of exercise or
               security        sold     afforded to purchasers             claimed        conversion
----------------------------------------------------------------------------------------------------------------
2/15/00        Options to     162,000      Option granted - no                 4(2)       Exercisable for five
               purchase                    consideration received by                      years from the date
               common                      Company until exercise                         option first becomes
               stock                                                                      vested, options vest on
               granted to                                                                 2/15/10 at an exercise
               an officer                                                                 price of $28.25 per share
               and director

2/25/00        Options to     100,000      Option granted - no                 4(2)       Exercisable for five
               purchase                    consideration received by                      years from the date
               common                      Company until exercise                         option first becomes
               stock                                                                      vested, option vests
               granted to                                                                 ratably over  four years
               a director                                                                 at an exercise price of
                                                                                          $30.25 per share

3/10/00        Series A         6,795      No consideration - issued in        4(2)       Automatically converted
               Preferred                   connection with employment                     on March 10, 2001 into
               Stock                                                                      the number of shares of
               granted to                                                                 common stock equivalent
               an employee                                                                to a market value of
                                                                                          $169,875

3/10/00        Series B        13,678      No consideration - issued in        4(2)       Automatically converted
               Preferred                   connection with employment                     on March 10, 2002 into
               Stock                                                                      the number of shares of
               granted to                                                                 common stock equivalent
               employees                                                                  to a market value of
                                                                                          $341,950

3/10/00        Series C        13,678      No consideration - issued in        4(2)       Automatically converted
               Preferred                   connection with employment                     on March 10, 2003 into
               Stock                                                                      the number of shares of
               granted to                                                                 common stock equivalent
               employees                                                                  to a market value of
                                                                                          $341,950

3/10/00        Series D        79,868      Assets valued at $1,996,700         4(2)       Convertible on or after
               Preferred                                                                  March 10, 2001with an
               Stock                                                                      automatic conversion on
               granted to                                                                 March 10, 2002 into the
               STI                                                                        number of shares of
                                                                                          common stock equivalent
                                                                                          to a market value of
                                                                                          $1,996,700


                                        Consideration received and         Exemption      If option, warrant or
                                        description of underwriting or     from           convertible security,
Date of sale   Title of       Number    other discounts to market price    registration   terms of exercise or
               security        sold     afforded to purchasers             claimed        conversion
----------------------------------------------------------------------------------------------------------------
3/30/00        Option to      100,000      Option granted - no                 4(2)       Exercisable for five
               purchase                    consideration received by                      years from the date
               common                      Company until exercise                         option first becomes
               stock                                                                      vested, option vests
               granted to                                                                 ratably over two years
               a director                                                                 at an exercise price of
                                                                                          $25.125 per share

3/30/00        Option to       30,000      Option granted - no                 4(2)       Exercisable for five
               purchase                    consideration received by                      years from the date
               common                      Company until exercise                         option first becomes
               stock                                                                      vested, options vest on
               granted to                                                                 3/30/10 at an exercise
               an employee                                                                price of $29.3125 per
                                                                                          share

1/17/00 to     Options to     509,500      Option granted - no                 4(2)       Exercisable for five
 3/30/00       purchase                    consideration received by                      years from the date
               common                      Company until exercise                         options first become
               stock                                                                      vested, options vest
               granted to                                                                 ratably over five years
               employees                                                                  at exercise prices
                                                                                          ranging from $23.25 to
                                                                                          $31.125 per share

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

                                        ParkerVision, Inc.
                                        Registrant


May 15, 2000                            By: /s/ Jeffrey L. Parker
                                            ----------------------
                                        Jeffrey L. Parker
                                        Chairman and Chief Executive Officer


May 15, 2000                            By: /s/ Cynthia L. Poehlman
                                            ------------------------
                                        Cynthia L. Poehlman
                                        Controller and Chief Accounting Officer