Form 10-Q
period 2000-06-30
PARKERVISION INC
filed 2000-08-14
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, 20549

                                    FORM 10-Q

(Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

    ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from __________to__________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 11, 2000, 13,109,970 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements of ParkerVision, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 1999.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                                                         June 30,
                                                          2000      December 31,
   ASSETS                                              (unaudited)      1999
   ------                                              -----------   -----------
CURRENT ASSETS:
   Cash and cash equivalents                           $32,303,029   $ 2,128,742
   Short-term investments                               11,734,920    17,530,436
   Accounts receivable, net of allowance for
      doubtful accounts of $37,308 at June 30, 2000
      and December 31, 1999                                809,855       876,632
   Interest and other receivables                           20,633        11,130
   Inventories, net                                      4,215,122     3,922,916
   Prepaid expenses and other                            2,720,039       867,654
                                                       -----------   -----------
         Total current assets                           51,803,598    25,337,510
                                                       -----------   -----------

PROPERTY AND EQUIPMENT, net                              4,353,751     3,284,755
                                                       -----------   -----------

OTHER ASSETS, net                                        7,191,985     4,149,153
                                                       -----------   -----------

         Total assets                                  $63,349,334   $32,771,418
                                                       ===========   ===========

The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                                                              June 30,
                                                                2000        December 31,
   LIABILITIES AND SHAREHOLDERS' EQUITY                      (unaudited)        1999
   ------------------------------------                     ------------    ------------
CURRENT LIABILITIES:
   Accounts payable                                         $  1,653,861    $    639,684
   Accrued expenses:
      Salaries and wages                                         459,955         353,736
      Warranty reserve                                           137,222         139,326
      Rebates payable                                             40,428          73,004
      Other accrued expenses                                     787,610         563,213
   Deferred revenue                                              669,837         835,988
                                                            ------------    ------------
         Total current liabilities                             3,748,913       2,604,951

DEFERRED INCOME TAXES                                             30,144          30,144

COMMITMENTS AND CONTINGENCIES
   (Notes 4 and 6)
                                                            ------------    ------------
         Total liabilities                                     3,779,057       2,635,095
                                                            ------------    ------------

SHAREHOLDERS' EQUITY:
   Convertible preferred stock, $1 par value, 1,000,000
      shares authorized, 114,019 shares issued and
      outstanding at June 30, 2000                               114,019               0
   Common stock, $.01 par value, 20,000,000 shares
      authorized, 13,108,820 and 11,790,048 shares issued
      and outstanding at June 30, 2000 and December
      31, 1999, respectively                                     131,088         117,900
   Warrants outstanding                                       16,371,821       3,232,025
   Additional paid-in capital                                 78,482,999      53,723,742
   Accumulated other comprehensive loss                          (76,080)       (187,052)
   Accumulated deficit                                       (35,453,570)    (26,750,292)
                                                            ------------    ------------
         Total shareholders' equity                           59,570,277      30,136,323
                                                            ------------    ------------

         Total liabilities and shareholders' equity         $ 63,349,334    $ 32,771,418
                                                            ============    ============

The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                      Three months ended June 30,      Six months ended June 30,
                                      ----------------------------    ----------------------------
                                          2000            1999            2000            1999
                                      ------------    ------------    ------------    ------------
Revenues, net                         $  3,021,819    $  2,626,969    $  5,761,850    $  5,096,720
Cost of goods sold                       2,034,583       1,595,711       3,475,722       3,228,514
                                      ------------    ------------    ------------    ------------
   Gross margin                            987,236       1,031,258       2,286,128       1,868,206
                                      ------------    ------------    ------------    ------------

Research and development expenses        3,665,473       1,339,467       5,777,215       2,510,456
Marketing and selling expenses           1,948,406       1,108,497       3,163,350       1,857,208
General and administrative expenses      1,569,919       1,122,143       2,594,992       1,928,645
Other expense                               44,216          69,948          44,216          69,873
                                      ------------    ------------    ------------    ------------
   Total operating expenses              7,228,014       3,640,055      11,579,773       6,366,182
                                      ------------    ------------    ------------    ------------

Loss from operations                    (6,240,778)     (2,608,797)     (9,293,645)     (4,497,976)

Interest income                            397,353         345,460         590,367         744,285
                                      ------------    ------------    ------------    ------------

Net loss                              $ (5,843,425)   $ (2,263,337)   $ (8,703,278)   $ (3,753,691)
                                      ============    ============    ============    ============

Basic loss per common share           $      (0.47)   $      (0.19)   $      (0.72)   $      (0.32)
                                      ============    ============    ============    ============

The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                       ----------------------------    ----------------------------
                                                           2000            1999            2000            1999
                                                       ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                            $ (5,843,425)   $ (2,263,337)   $ (8,703,278)   $ (3,753,691)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                         382,084         346,073         710,600         674,674
      Provision for obsolete inventories                    230,000          60,000         260,000         120,000
      Stock compensation                                    475,796               0         674,465               0
      Loss on disposal of property and equipment             44,216          69,949          44,216          69,949
      Changes in operating assets and liabilities:

         Accounts receivable, net                           (48,878)       (380,401)         66,777        (333,034)
         Interest and other receivables                      88,202         (40,480)         (9,503)         28,081
         Inventories                                         18,294         108,760        (552,206)       (477,207)
         Prepaid and other expenses                         612,475         103,763         532,024        (211,328)
         Accounts payable and accrued expenses              263,292        (197,232)      1,870,456         457,695
         Deferred revenue                                   258,739          26,253        (166,151)        119,102
                                                       ------------    ------------    ------------    ------------
            Total adjustments                             2,324,220          96,685       3,430,678         447,932
                                                       ------------    ------------    ------------    ------------
            Net cash used in operating activities        (3,519,205)     (2,166,652)     (5,272,600)     (3,305,759)
                                                       ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of investments                  2,000,000               0       6,000,000       1,000,000
   Purchase of property and equipment                      (894,118)       (612,515)     (1,305,469)       (912,750)
   Purchase of intangible assets                           (964,430)       (353,314)     (1,481,745)       (736,924)
                                                       ------------    ------------    ------------    ------------
            Net cash provided by (used in) investing
               activities                                   141,452        (965,829)      3,212,786        (649,674)
                                                       ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                31,146,010         157,513      32,234,101         725,509
                                                       ------------    ------------    ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  27,768,257      (2,974,968)     30,174,287      (3,229,924)

CASH AND CASH EQUIVALENTS, beginning of period            4,534,772      10,314,479       2,128,742      10,569,435
                                                       ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period               $ 32,303,029    $  7,339,511    $ 32,303,029    $  7,339,511
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

     CASH AND CASH EQUIVALENTS. For the purposes of reporting cash flows, the Company considers cash and cash equivalents to include cash on hand and interest-bearing deposits. Cash and cash equivalents include overnight repurchase agreements and U.S. Treasury money market investments totaling approximately $32,585,000 and $1,934,000 at June 30, 2000 and December 31, 1999, respectively.

     COMPREHENSIVE INCOME. The Company's other comprehensive income (loss) is comprised of unrealized gains (losses) on investments available-for-sale. The Company's other comprehensive income (loss) for the three month periods ended June 30, 2000 and 1999 was $57,492 and $(31,200), respectively. The Company's total comprehensive loss for the three month periods ended June 30, 2000 and 1999 was $(5,785,933) and $(2,294,537), respectively. The
     Company's other comprehensive income (loss) for the six month periods ended June 30, 2000 and 1999 was $110,972 and $(59,300), respectively. The
     Company's total comprehensive loss for the six month periods ended June 30, 2000 and 1999 was $(8,592,306) and $(3,812,991), respectively.

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

2.   LOSS PER SHARE
     --------------

     Basic loss per share is determined based on the weighted average number of common shares assumed to be outstanding during each period. Dilutive loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation as their effect is anti-dilutive. The weighted average number of common shares assumed to be outstanding for the three month periods ended June 30, 2000 and 1999 is 12,407,178 and 11,766,348, respectively. The weighted average number of common shares assumed to be outstanding for the six month periods ended June 30, 2000 and 1999 is 12,118,023 and 11,747,351, respectively.

3.   INVENTORIES:
     ------------

     Inventories consist of the following:
                                                   June 30,     December 31,
                                                     2000           1999
                                                 -----------    -----------
     Purchased materials                         $ 2,877,329    $ 2,328,805
     Work in process                                 132,263         95,253
     Finished goods                                1,943,720      2,002,670
                                                 -----------    -----------
                                                   4,953,312      4,426,728
     Less allowance for inventory obsolescence      (738,190)      (503,812)
                                                 -----------    -----------
                                                 $ 4,215,122    $ 3,922,916
                                                 ===========    ===========

4.   CONCENTRATIONS OF CREDIT RISK
     -----------------------------

     For the quarter ended June 30, 2000, Vtel Corporation ("VTEL") and one audio visual reseller accounted for approximately 30% and 15%, respectively of the Company's total revenues. For the quarter ended June 30, 1999, VTEL accounted for approximately 36% of the Company's total revenues. For the six months ended June 30, 2000 and 1999, VTEL accounted for approximately 25% and 29% of total revenues, respectively. VTEL and two resellers accounted for approximately 55% of accounts receivable at June 30, 2000. The Company closely monitors extensions of credit and has never experienced significant credit losses.

5.   BUSINESS SEGMENT INFORMATION
     ----------------------------
     The  Company's   segments  include  the  Video  Products  Division  ("Video
     Division") and the Wireless Technology Division ("Wireless Division"). Segment results are as follows (in thousands):

                                                Three months ended     Six months ended
                                                ------------------    ------------------
                                                June 30,   June 30,   June 30,   June 30,
                                                  2000       1999       2000       1999
                                                -------    -------    -------    -------
NET SALES:
  Video Division                                $ 3,022    $ 2,627    $ 5,762    $ 5,097
  Wireless Division                                   0          0          0          0
                                                -------    -------    -------    -------
      Total net sales                           $ 3,022    $ 2,627    $ 5,762    $ 5,097
                                                -------    -------    -------    -------

LOSS FROM OPERATIONS:
  Video Division                                $(2,556)   $  (992)   $(3,128)   $(1,613)
  Wireless Division                              (3,685)    (1,617)    (6,166)    (2,885)
                                                -------    -------    -------    -------
      Total loss from operations                $(6,241)   $(2,609)   $(9,294)   $(4,498)
                                                =======    =======    =======    =======


                                                Three months ended     Six months ended
                                                ------------------    ------------------
                                                June 30,   June 30,   June 30,   June 30,
                                                  2000       1999       2000       1999
                                                -------    -------    -------    -------
DEPRECIATION:
  Video Division                                $   136    $   134    $   273    $   272
  Wireless Division                                 150         87        265        159
                                                -------    -------    -------    -------
      Total depreciation                        $   286    $   221    $   538    $   431
                                                -------    -------    -------    -------

AMORTIZATION OF
INTANGIBLES AND OTHER
ASSETS:
  Video Division                                $    18    $    13    $    34    $    25
  Wireless Division                                 149         21        234         37
                                                -------    -------    -------    -------
      Total amortization                        $   167    $    34    $   268    $    62
                                                =======    =======    =======    =======

CAPITAL EXPENDITURES:
  Video Division                                $   163    $    32    $   245    $   244
  Wireless Division                                 710        314      1,272        380
                                                -------    -------    -------    -------
      Segment capital expenditures              $   873    $   346    $ 1,517    $   624
                                                =======    =======    =======    =======

                                                          June 30,  December 31,
                                                            2000       1999
                                                           -------    -------
ASSETS:
  Video Division                                           $ 7,042    $ 7,345
  Wireless Division                                         11,106      4,610
                                                           -------    -------
      Segment assets                                       $18,148    $11,955
                                                           =======    =======

================================================================================

A reconciliation of segment assets to total assets reported in the accompanying balance sheets is as follows:

                                      June 30,  December 31,
                                        2000        1999
                                      -------     -------
Business segment assets               $18,148     $11,955
Corporate assets:
  Cash and investments                 44,038      19,659
   Interest and other receivables          10          11
   Prepaid expenses and other             398         466
   Property and equipment, net            724         670
   Other assets                            31          10
                                      -------     -------
     Total assets                     $63,349     $32,771
                                      =======     =======

6.   STOCK OPTIONS AND WARRANTS
     --------------------------

     On May 22, 2000, the Company granted warrants to purchase an aggregate of 1,058,950 shares of its common stock in connection with two private placement transactions (see Note 7). Warrants representing 529,475 shares are exercisable commencing November 22, 2001 and warrants representing the remaining 529,475 shares are exercisable commencing May 22, 2002. The warrants expire ten years from the date they first become purchasable at exercise prices as follows:

         Number of shares           Exercise Price per Share
         ----------------           ------------------------
              176,492                       $28.33
              176,492                        35.41
              176,491                        37.68
              529,475                        56.66

     The average estimated fair value of these warrants is approximately $12.43 per share, or $13,165,396, which is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: Risk-free interest rate of 6.5%, no expected dividend yield, expected lives of 4 to 5 years and expected volatility of 60%.

     During the quarter ended June 30, 2000, the Company granted stock options under the 1993 Stock Plan (the "1993 Plan") to purchase an aggregate of 226,500 shares of its common stock at exercise prices ranging from $23.50 to $50.44 per share, primarily in connection with employment offers to personnel engaged in the Wireless Division. These options vest ratably over five years and expire five years from the date they become vested.

     As of June 30, 2000, options to purchase 283 shares of common stock were available for future grants under the 1993 Plan.

     On July 13, 2000, the Company's shareholders approved the 2000 Performance Equity Plan (the "2000 Plan") and authorized 5,000,000 shares under the 2000 Plan for future grants.

7.   STOCK AUTHORIZATION AND ISSUANCE
     --------------------------------

     In March 2000, the Company issued an aggregate of 114,019 shares of Series A, B, C and D Preferred Stock, $1.00 par value, for the acquisition of substantially all of the assets of Signal Technologies, Inc. ("STI") and as signing bonuses and prepaid compensation for certain employees of STI. These shares are automatically convertible into shares of the Company's common stock in accordance with conversion formulas from March 2001 through March 2003. Holders of the convertible preferred stock have no voting rights, except as required by applicable law. The convertible preferred stock is senior to the common stock with respect to liquidation events.

     On May 22, 2000, the Company completed offerings for an aggregate of 1,058,950 shares of its common stock to two investors, Tyco Sigma Ltd and Leucadia National Corporation, in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended. These shares, which constituted approximately 8.1% of the Company's outstanding common stock on an after-issued basis, were sold at a price of $28.33 per share and the Company received net proceeds therefrom of $30 million. In connection with the offerings, the Company granted the investors and their designees warrants to purchase an aggregate of 1,058,950 shares of common stock of the Company (see Note 6).

     On July 13, 2000 the Company's shareholders authorized an amendment to increase the number of authorized common shares of the Company from 20 million to 100 million and to increase the number of authorized preferred shares from 1 million to 5 million.

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

RESULTS OF OPERATIONS FOR EACH OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 30,
--------------------------------------------------------------------------------
2000 AND 1999
-------------

Revenues
--------
Revenues for the three months ended June 30, 2000 increased by $394,850 as compared to the same period in 1999. The number of camera systems sold during the three-month periods ended June 30, 2000 and 1999 were 451 and 372, respectively. The average selling price per camera system decreased from approximately $6,600 for the three months ended June 30, 1999 to approximately $6,300 for the three months ended June 30, 2000, due to the mix of products sold. In addition, revenues for the three-month period ended June 30, 1999 included approximately $175,000 in PVTV studio revenue from a corporate studio installation.

Revenues for the six months ended June 30, 2000 increased by $665,130 as compared to the same period in 1999. This increase is due to an increase in sales of both camera systems and PVTV studio systems. The Company sold 751 camera systems during the six-month period ended June 30, 2000, compared to 703 systems during the same period in 1999. The average selling price per camera system sold was approximately $6,500 and $6,600 for the six-month periods ended June 30, 2000 and 1999, respectively. The Company sold four PVTV studio systems at an average price of $185,000 during the six-month period ended June 30, 2000, compared to one system at approximately $175,000 for the same period in 1999. Revenue for the six month period ended June 30, 1999 also included approximately $187,000 in third party videoconferencing equipment which were sold at or near the Company's cost in order to establish a corporate beta environment for PVTV studio.

Gross Margin
------------
For the three-month periods ended June 30, 2000 and 1999, gross margins as a percentage of sales were 32.7% and 39.3%, respectively. The decrease in margin during the quarter ended June 30, 2000 is primarily due to an increase in inventory reserves of approximately $200,000 in contemplation of potential obsolete inventory due to a shift in market demand from analog to digital PVTV systems.

For the six-month periods ended June 30, 2000 and 1999, gross margins as a percentage of sales were 39.7% and 36.7%, respectively. The increase in margin for the six-month period is primarily due to the sale of higher margin studio systems during the first quarter of 2000 and the pass through of third party equipment at cost in the first quarter of 1999.

Research and Development Expenses
---------------------------------
The Company's research and development expenses were $3,665,473 and $1,339,467 for the three months ended June 30, 2000 and 1999, respectively, and $5,777,215 and $2,510,456 for the six month periods ended June 30, 2000 and 1999, respectively. The increases of $2,326,006 and $3,266,759 for the three and six month periods, respectively, are primarily a result of research and development costs associated with the newly opened California and Orlando design centers for wireless development. In addition, the Company's Video Division experienced a non-recurring engineering charge of approximately $625,000 related to certain camera research and development.

Marketing and Selling Expenses
------------------------------
Marketing and selling expenses were $1,948,406 and $1,108,497 for the three month periods ended June 30, 2000 and 1999, respectively and $3,163,350 and $1,857,208 for the six month periods ended June 30, 2000 and 1999, respectively. The increases of $839,909 and $1,306,142 for the three and six month periods, respectively are primarily due to increases in business development personnel for the Wireless Division, increases in PVTV studio sales staff for the Video Division and the addition of a project management and training staff late in 1999 to facilitate installation, training and support of PVTV studio system sales.

General and Administrative Expenses
-----------------------------------
For the three-month periods ended June 30, 2000 and 1999, general and administrative expenses were $1,569,919 and $1,122,143, respectively. For the six-month periods ended June 30, 2000 and 1999, general and administrative expenses were $2,594,992 and $1,928,645, respectively. These increases of $447,776 and $666,347 for the three and six month periods, respectively are primarily a result of increased outside professional fees, primarily in connection with commercialization of the wireless technology.

Other Expense
-------------
Other expense consists of losses on the disposal of out-of-service assets, primarily trade show booths and computer equipment.

Interest Income
---------------
Interest income was $397,353 and $345,460 for the three-month periods ended June 30, 2000 and 1999, respectively, and $590,367 and $744,285 for the six month periods ended June 30, 2000 and 1999, respectively. The increase in interest income for the three-month period ended June 30 2000 is due to interest earned on the proceeds from the Company's issuance of common stock in May 2000, offset by a decrease in investments used to fund operations. The decrease in interest income during the six-month period ended June 30, 2000 is due to a decrease in investments that were used to fund operations during 1999 and 2000.

Loss and Loss per Share
-----------------------
The Company's net loss increased by $3,580,088 or $0.28 per common share from the three-month period ended June 30, 1999 to the same period in 2000. On a year to date basis, the Company's net loss increased by $4,949,587 or $0.40 per common share. The increase in net losses is primarily due to an increase in the operating expenses of the Company's Wireless Division of approximately $2.1 million and $3.3 million for the three and six month periods, respectively. In addition, the Company's Video Division incurred approximately $1.0 million in additional operating expenses during the second quarter of 2000 related to non-recurring engineering charges, inventory obsolescence reserves and personnel reductions.

Backlog
-------
The Company had camera backlog of approximately $283,000 and $460,000 at June 30, 2000 and 1999, respectively. Camera backlog consists of orders received which generally have a specified delivery schedule within three to five weeks of receipt. In addition, the Company had PVTV studio backlog of approximately $4.7 million. Studio backlog consists of contracts received with deliveries scheduled through the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At June 30, 2000, the Company had working capital of $48,054,685, an increase of $25,322,126 from $22,732,559 at December 31, 1999. This increase in working capital is primarily due to the sale of equity securities in May 2000, offset by the use of cash to fund operations during the first half of 2000. The Company's principal source of liquidity at June 30, 2000 consisted of $44,037,949 in cash and short-term investments. Until the Company generates sufficient revenues from product sales or licensing fees, it will be required to continue to utilize its working capital to cover the continuing expense of research and development, marketing and general administration. Based on the Company's current estimates, it believes its current cash and investments will provide sufficient resources to meet its cash requirements for the next twelve months as well as on a longer-term basis.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS. Not applicable.

ITEM 2.   CHANGES IN SECURITIES

                        Sales of Unregistered Securities
                        --------------------------------

                                              Consideration received and      Exemption      If option, warrant or
                                            description of underwriting or      from         convertible security,
Date of                           Number    other discounts to market price  registration    terms of exercise or
 sale        Title of security     sold         afforded to purchasers         claimed            conversion
------------------------------------------------------------------------------------------------------------------------------------

4/00-6/00    Options to          226,500    Option granted - no                  4(2)        Exercisable for five
             purchase common                consideration received by                        years from the date the
             stock granted to               Company until exercise                           option first becomes
             employees                                                                       vested, options vest
                                                                                             ratably over five years
                                                                                             at exercise prices
                                                                                             ranging from $23.50
                                                                                             to $50.44 per share

5/22/00      Common stock        1,058,950  Received proceeds of                 4(2)        n/a
                                            $30,000,000


                                              Consideration received and      Exemption      If option, warrant or
                                            description of underwriting or      from         convertible security,
Date of                           Number    other discounts to market price  registration    terms of exercise or
 sale        Title of security     sold         afforded to purchasers         claimed            conversion
------------------------------------------------------------------------------------------------------------------------------------
5/22/00      Warrants to         529,475    Warrant granted - no                 4(2)        Fifty percent of warrants
             purchase common                consideration received by                        are exercisable
             stock granted to               Company until exercise                           commencing November 22,
             Tyco Sigma Ltd.                                                                 2001 with the remainder
                                                                                             exercisable commencing
                                                                                             May 22, 2002; Exercise
                                                                                             prices are $28.33 per
                                                                                             share for 176,492 shares;
                                                                                             $35.41 per share for
                                                                                             176,492 shares and $37.68
                                                                                             for 176,401 shares.
                                                                                             Warrants expire ten years
                                                                                             from the date they become
                                                                                             exercisable.

5/22/00      Warrants to         529,475    Warrant granted - no                 4(2)        Fifty percent of warrants
             purchase common                consideration received by                        are exercisable
             stock granted to               Company until exercise                           commencing November 22,
             Leucadia National                                                               2001 with the remainder
             Corp.                                                                           exercisable commencing
                                                                                             May 22, 2002 at an
                                                                                             exercise price of $56.66
                                                                                             per share. Warrants
                                                                                             expire ten years from the
                                                                                             date they become
                                                                                             exercisable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on July 13, 2000. The shareholders elected Messrs. Jeffrey Parker, Todd Parker, Richard Sisisky, David Sorrells, William Hightower, William Sammons, Robert Sterne and Arthur Yeager and Ms. Amy Newmark and Stacie Wilf as directors, approved an amendment to the articles of incorporation to increase the number of authorized common shares from 20,000,000 to 100,000,000 and authorized preferred shares from 1,000,000 to 5,000,000, and approved the 2000 Performance Equity Plan. The following is a tabulation of votes cast for and against and abstentions for each item submitted for approval:

                                         Votes Cast
                               -----------------------------
Name                               For               Against         Abstentions
--------------------------------------------------------------------------------
Jeffrey Parker                 11,013,165             6,765               0
Todd Parker                    11,013,165             6,765               0
Richard Sisisky                11,013,165             6,765               0
David Sorrells                 11,013,165             6,765               0
William Hightower              11,013,165             6,765               0
William Sammons                11,013,165             6,765               0
Robert Sterne                  11,013,165             6,765               0
Arthur Yeager                  11,013,165             6,765               0
Amy Newmark                    11,013,165             6,765               0
Stacie Wilf                    11,013,165             6,765               0

                                      Votes Cast                     Abstentions
                            ----------------------------              or broker
                                For              Against              non-votes
                            ----------------------------------------------------
Amendment to the
Articles of
Incorporation                6,675,463            89,256              4,255,211

2000 Performance
Equity Plan                  6,648,683            89,997              4,281,250

ITEM 5.   OTHER INFORMATION. Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 3.1    Amendment to Certificate of Incorporation dated July 17, 2000

Exhibit 4.1 Purchase Option between the Registrant and Tyco Sigma Ltd. dated May 22, 2000

Exhibit 4.2 Purchase Option between the Registrant and Leucadia National Corporation dated May 22, 2000

Exhibit 4.3 Purchase Option between the Registrant and David M. Cumming dated May 22, 2000

Exhibit 4.4 Purchase Option between the Registrant and the Peconic Fund Ltd. dated May 22, 2000

Exhibit 10.1 Subscription Agreement between the Registrant and Tyco Sigma Ltd. dated May 22, 2000

Exhibit 10.2   Subscription   Agreement  between  the  Registrant  and  Luecadia
               National Corporation dated May 22, 2000

Exhibit 10.3 Transfer and Registration Rights Agreement between the Registrant and Peconic Fund Ltd. dated May 22, 2000.

Exhibit 27     Financial Data Schedule

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ParkerVision, Inc.
                                         Registrant

August 14, 2000                          By: /s/ Jeffrey L. Parker
                                            ----------------------
                                            Jeffrey L. Parker
                                            Chairman and Chief Executive Officer

August 14, 2000                          By: /s/ Cynthia Poehlman
                                            ---------------------
                                            Cynthia Poehlman
                                            Chief Accounting Officer