Form 10-Q
period 2000-09-30
PARKERVISION INC
filed 2000-11-14
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, 20549

                                    FORM 10-Q
(Mark One)
   (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 6, 2000, 13,321,430 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying, unaudited financial statements of ParkerVision, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

These interim financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 1999.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                                                             September 30,
                                                                 2000         December 31,
                           ASSETS                            (unaudited)          1999
                           ------                            ------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                                 $ 33,641,990     $  2,128,742
   Short-term investments                                       7,852,440       17,530,436
   Accounts receivable, net of allowance for
      doubtful accounts of $103,199 and $37,308 at
      September 30, 2000 and December 31, 1999,
      respectively                                              2,178,511          876,632
   Interest and other receivables                                 156,464           11,130
   Inventories, net                                             3,899,065        3,922,916
   Prepaid expenses and other                                   2,851,493          867,654
                                                             ------------     ------------
            Total current assets                               50,579,963       25,337,510
                                                             ------------     ------------

PROPERTY AND EQUIPMENT, net                                     6,325,887        3,284,755
                                                             ------------     ------------

OTHER ASSETS, net                                               7,134,331        4,149,153
                                                             ------------     ------------

            Total assets                                     $ 64,040,181     $ 32,771,418
                                                             ============     ============

      The accompanying notes are an integral part of these balance sheets.

                               PARKERVISION, INC.

                                 BALANCE SHEETS

                                                             September 30,
                                                                 2000         December 31,
             LIABILITIES AND SHAREHOLDERS' EQUITY            (unaudited)          1999
             ------------------------------------            ------------     ------------

CURRENT LIABILITIES:
   Accounts payable                                          $  1,259,727     $    704,467
   Accrued expenses:
      Salaries and wages                                          851,871          353,736
      Warranty reserve                                            173,228          139,326
      Rebates payable                                              63,681           73,004
      Other accrued expenses                                      812,559          498,430
   Deferred revenue                                             1,383,409          835,988
                                                             ------------     ------------
            Total current liabilities                           4,544,475        2,604,951

DEFERRED INCOME TAXES                                              30,144           30,144

COMMITMENTS AND CONTINGENCIES
     (Notes 5 and 7)
                                                             ------------     ------------
                   Total liabilities                            4,574,619        2,635,095
                                                             ------------     ------------
SHAREHOLDERS' EQUITY:
   Convertible preferred stock, $1 par value, 5,000,000
      shares authorized, 114,019 shares issued and
      outstanding at September 30, 2000                           114,019                0
   Common stock, $.01 par value, 100,000,000 shares
      authorized, 13,201,430 and 11,790,048 shares issued
      and outstanding at September 30, 2000 and December
      31, 1999, respectively                                      132,014          117,900
   Warrants outstanding                                        16,154,395        3,232,025
   Additional paid-in capital                                  80,485,575       53,723,742
   Accumulated other comprehensive gain (loss)                     41,440         (187,052)
   Accumulated deficit                                        (37,461,881)     (26,750,292)
                                                             ------------     ------------
            Total shareholders' equity                         59,465,562       30,136,323
                                                             ------------     ------------

            Total liabilities and shareholders' equity       $ 64,040,181     $ 32,771,418
                                                             ============     ============

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                            Three months ended                Nine months ended
                                               September 30,                     September 30,
                                       -----------------------------     -----------------------------
                                           2000             1999             2000             1999
                                       ------------     ------------     ------------     ------------
Revenues, net                          $  5,581,440     $  3,069,483     $ 11,343,290     $  8,166,203
Cost of goods sold                        2,464,620        1,920,277        6,561,106        5,317,632
                                       ------------     ------------     ------------     ------------
   Gross margin                           3,116,820        1,149,206        4,782,184        2,848,571
                                       ------------     ------------     ------------     ------------

Research and development expenses         3,254,384        1,872,834        9,031,599        4,383,290
Marketing and selling expenses            1,324,536        1,025,940        3,919,161        2,765,200
General and administrative expenses       1,117,127        1,021,685        3,660,080        2,899,437
Other expense                                     0            1,700           44,216           71,573
                                       ------------     ------------     ------------     ------------
     Total operating expenses             5,696,047        3,922,159       16,655,056       10,119,500
                                       ------------     ------------     ------------     ------------

Loss from operations                     (2,579,227)      (2,772,953)     (11,872,872)      (7,270,929)

Interest income                             570,916          331,688        1,161,283        1,075,973
                                       ------------     ------------     ------------     ------------

Net loss                               $ (2,008,311)    $ (2,441,265)    $(10,711,589)    $ (6,194,956)
                                       ============     ============     ============     ============

Basic loss per common share            $      (0.15)    $      (0.21)    $      (0.86)    $      (0.53)
                                       ============     ============     ============     ============

        The accompanying notes are an integral part of these statements.

                               PARKERVISION, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                     -----------------------------     -----------------------------
                                                         2000             1999             2000             1999
                                                     ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $ (2,008,311)    $ (2,441,265)    $(10,711,589)    $ (6,194,956)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                        516,640          369,893        1,227,240        1,044,567
        Provision for obsolete inventories                 30,000           60,000          290,000          180,000
        Stock compensation                                414,171                0        1,088,636                0
        Loss on disposal of property and
           equipment                                            0            4,191           44,216           74,140
     Changes in operating assets and liabilities:
      Accounts receivable, net                         (1,368,656)        (165,853)      (1,301,879)        (498,887)
      Interest and other receivables                     (135,831)          32,227         (145,334)          60,308
      Inventories                                         286,057         (186,190)        (266,149)        (663,397)
      Prepaid and other expenses                         (131,454)         (31,865)         400,570         (243,193)
      Accounts payable and accrued expenses                81,990          486,303        1,952,446          943,998
      Deferred revenue                                    713,572          196,334          547,421          315,436
                                                     ------------     ------------     ------------     ------------
        Total adjustments                                 406,489          765,040        3,837,167        1,212,972
                                                     ------------     ------------     ------------     ------------
        Net cash used in operating activities          (1,601,822)      (1,676,225)      (6,874,422)      (4,981,984)
                                                     ------------     ------------     ------------     ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of investments                4,000,000       10,000,000       10,000,000       11,000,000
   Purchase of property and equipment                  (2,314,573)        (308,694)      (3,620,042)      (1,221,444)
   Purchase of intangible assets                         (517,721)        (294,368)      (1,999,466)      (1,031,292)
                                                     ------------     ------------     ------------     ------------
        Net cash provided by (used in)
           investing Activities                         1,167,706        9,396,938        4,380,492        8,747,264
                                                     ------------     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                1,773,077           75,686       34,007,178          801,195
                                                     ------------     ------------     ------------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                 1,338,961        7,796,399       31,513,248        4,566,475

CASH AND CASH EQUIVALENTS, beginning of period         32,303,029        7,339,511        2,128,742       10,569,435
                                                     ------------     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, end of period             $ 33,641,990     $ 15,135,910     $ 33,641,990     $ 15,135,910
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

     CASH AND CASH EQUIVALENTS. For the purposes of reporting cash flows, the Company considers cash and cash equivalents to include cash on hand and interest-bearing deposits. Cash and cash equivalents include overnight repurchase agreements and U.S. Treasury money market investments totaling approximately $33,617,000 and $1,934,000 at September 30, 2000 and December 31, 1999, respectively.

     COMPREHENSIVE INCOME. The Company's other comprehensive income (loss) is comprised of unrealized gains (losses) on investments available-for-sale. The Company's other comprehensive income (loss) for the three month periods ended September 30, 2000 and 1999 was $117,520 and $(12,941) respectively. The Company's total comprehensive loss for the three month periods ended September 30, 2000 and 1999 was $(1,890,791) and $(2,454,206),
     respectively. The Company's other comprehensive income (loss) for the nine month periods ended September 30, 2000 and 1999 was $228,492 and $(72,241), respectively. The Company's total comprehensive loss for the nine month periods ended September 30, 2000 and 1999 was $(10,483,097) and $(6,267,197), respectively.

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

2.   LOSS PER SHARE
     --------------

     Basic loss per common share is determined based on the weighted average number of common shares assumed to be outstanding during each period. Dilutive loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation as their effect is anti-dilutive. The weighted average number of common shares assumed to be outstanding for the three month periods ended September 30,

     2000 and 1999 is 13,149,558 and 11,775,809, respectively. The weighted average number of common shares assumed to be outstanding for the nine month periods ended September 30, 2000 and 1999 is 12,464,378 and 11,756,941, respectively.

3.   INVENTORIES:
     ------------

     Inventories consist of the following:
                                                  September 30,    December 31,
                                                      2000             1999
                                                  ------------     ------------
     Purchased materials                          $  2,584,854     $  2,328,805
     Work in process                                   157,140           95,253
     Finished goods                                  1,911,763        2,002,670
                                                  ------------     ------------
                                                     4,653,757        4,426,728
     Less allowance for inventory obsolescence        (754,692)        (503,812)
                                                  ------------     ------------
                                                  $  3,899,065     $  3,922,916
                                                  ============     ============

4.   OTHER ASSETS:
     ------------

     Other assets consist of the following:
                                                  September 30,    December 31,
                                                      2000             1999
                                                  ------------     ------------
     Patents and copyrights                       $  5,491,911     $  3,777,749
     Prepaid stock compensation                      1,605,592                0
     Noncompete                                        218,750                0
     Other intangible assets                           298,959                0
     Prepaid licensing fees                                  0          700,000
     Deposits and other                                126,056            9,598
                                                  ------------     ------------
                                                     7,741,268        4,487,347
     Less accumulated amortization                    (606,937)        (338,194)
                                                  ------------     ------------
                                                  $  7,134,331     $  4,149,153
                                                  ============     ============

5.   CONCENTRATIONS OF CREDIT RISK
     -----------------------------

     For the quarter ended September 30, 2000, Vtel Corporation ("VTEL") and The Ackerley Group ("Ackerley), a broadcast station ownership group, accounted for approximately 14% and 39%, respectively of the Company's total revenues. For the nine months ended September 30, 2000, VTEL and Ackerley accounted for approximately 20% and 25% of total revenues, respectively. For the three and nine month periods ended September 30, 1999, VTEL accounted for approximately 28% and 29% of the Company's total revenues, respectively.

     Ackerley  accounted  for  approximately  50%  of  accounts   receivable  at
     September 30, 2000. The Company closely monitors extensions of credit and has never experienced significant credit losses.

6.   BUSINESS SEGMENT INFORMATION
     ----------------------------

     The  Company's   segments  include  the  Video  Products  Division  ("Video
     Division") and the Wireless Technology Division ("Wireless Division"). Segment results are as follows (in thousands):

                                              Three months ended             Nine months ended
                                           -------------------------     -------------------------
                                           September      September      September      September
                                            30, 2000       30, 1999       30, 2000       30, 1999
                                           ----------     ----------     ----------     ----------
     NET SALES:
       Video Division                      $    5,581     $    3,069     $   11,343     $    8,166
       Wireless Division                            0              0              0              0
                                           ----------     ----------     ----------     ----------
           Total net sales                 $    5,581     $    3,069     $   11,343     $    8,166
                                           ==========     ==========     ==========     ==========

     INCOME (LOSS) FROM OPERATIONS:
       Video Division                      $    1,729     $     (632)    $   (1,399)    $   (2,246)
       Wireless Division                       (4,308)        (2,140)       (10,474)        (5,025)
                                           ----------     ----------     ----------     ----------
            Total loss from operations     $   (2,579)    $   (2,772)    $  (11,873)    $   (7,271)
                                           ==========     ==========     ==========     ==========

     DEPRECIATION:
       Video Division                      $      101     $      141     $      374     $      413
       Wireless Division                          241             95            506            254
                                           ----------     ----------     ----------     ----------
           Total depreciation              $      342     $      236     $      880     $      667
                                           ==========     ==========     ==========     ==========

     AMORTIZATION OF INTANGIBLES:
       Video Division                      $       18     $       13     $       52     $       38
       Wireless Division                          155             26            389             63
                                           ----------     ----------     ----------     ----------
           Total amortization              $      173     $       39     $      441     $      101
                                           ==========     ==========     ==========     ==========

     CAPITAL EXPENDITURES:
       Video Division                      $       17     $      104     $      262     $      348
       Wireless Division                        2,275            134          3,547            514
                                           ----------     ----------     ----------     ----------
           Segment capital expenditures    $    2,292     $      238     $    3,809     $      862
                                           ==========     ==========     ==========     ==========

                                                  September       December
                                                   30, 2000       31, 1999
                                                  ----------     ----------
     ASSETS:
       Video Division                             $    7,966     $    7,345
       Wireless Division                              13,370          4,610
                                                  ----------     ----------
           Segment assets                         $   21,336     $   11,955
                                                  ==========     ==========
================================================================================

     A reconciliation of segment assets to total assets reported in the accompanying balance sheets is as follows:

                                                   September    December 31,
                                                    30, 2000        1999
                                                   ----------    ----------
     Business segment assets                       $   21,336    $   11,955
     Corporate assets:
       Cash and investments                            41,494        19,659
        Interest and other receivables                    138            11
        Prepaid expenses and other                        325           466
        Property and equipment, net                       715           670
        Other assets                                       32            10
                                                   ----------    ----------
          Total assets                             $   64,040    $   32,771
                                                   ==========    ==========

7.   STOCK OPTIONS AND WARRANTS
     --------------------------

     During the quarter ended September 30, 2000, the Company granted stock options under the 2000 Performance Equity Plan (the "2000 Plan") to purchase an aggregate of 157,400 shares of its common stock at exercise prices ranging from $39.00 to $50.00 per share to various employees. These options vest over two to five years and expire five years from the date they become vested.

     In August 2000, the Company granted stock options under the 2000 Plan to its Chief Technical Officer for the purchase of 200,000 shares of its common stock at an exercise price of $44 per share. The options vest equally in 2004 and 2005. In addition, in September 2000, in connection with a five-year employment agreement, the Company granted stock options under the 2000 Plan to the Chief Executive Officer for the purchase of 500,000 shares of its common stock. Options to purchase 350,000 shares are immediately vested at an exercise price of $41 per share. Options to purchase the remaining 150,000 shares vest ratably over five years at an exercise price of $61.50 per share. Also in September 2000, the Company granted stock options under the 2000 Plan for an aggregate of 77,500 shares of its common stock to outside directors for board service from 1998 to 2000. These options are immediately vested and expire ten years from the date of grant.

     As of September 30, 2000, options to purchase 2,768 and 4,066,600 shares of common stock were available for future grants under the 1993 Stock Plan and the 2000 Plan, respectively.


8.   STOCK AUTHORIZATION AND ISSUANCE
     --------------------------------

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

RESULTS  OF  OPERATIONS  FOR EACH OF THE  THREE  AND NINE  MONTH  PERIODS  ENDED
--------------------------------------------------------------------------------
SEPTEMBER 30, 2000 AND 1999
---------------------------

Revenues
--------
Revenues for the three months ended September 30, 2000 increased by $2,511,957 as compared to the same period in 1999 and revenues for the nine months ended September 30, 2000 increased by $3,177,087 as compared to the same period in 1999. These increases are due to increases in both PVTV Studio and camera system sales. The number of systems sold and the average selling price per system for the three and nine month periods are as follows:

                                                         Average Selling Price
                             Number of Systems Sold           per System
                            ------------------------    ------------------------
                            September     September     September     September
                             30, 2000      30, 1999      30, 2000      30, 1999
                            ----------    ----------    ----------    ----------
PVTV STUDIO SYSTEMS:
   Three month period                5             2    $  505,000    $  200,000
   Nine month period                 8             3    $  400,000    $  250,000

CAMERA SYSTEMS:
   Three month period              454           411    $    6,300    $    6,500
   Nine month period             1,205         1,114    $    6,400    $    6,700

The increase in PVTV Studio system sales is due to the increased market awareness and acceptance of these products. In addition, the increase in average selling price per system is due to the sale of digital systems which have a higher average selling price than analog, as well as the sale of dual system packages to broadcast customers requiring a secondary system for show-building, review and other purposes.

In addition to increased product revenue from PVTV Studio sales, the Company recognizes an average of $38,000 in training and other services per sale.

Gross Margin
------------
For the three-month periods ended September 30, 2000 and 1999, gross margins as a percentage of sales were 55.8% and 37.4%, respectively. For the nine-month periods ended September 30, 2000 and 1999, gross margins as a percentage of sales were 42.2% and 34.9%, respectively. The increases in margins are primarily due to an increase in sales of the PVTV Studio systems which carry a higher margin percentage than the camera products. The margin increase for the nine-month period ended September 30, 2000 was somewhat offset by increases in inventory reserves due to a shift in market demand from analog to digital PVTV systems.

Research and Development Expenses
---------------------------------
The Company's  research and development  expenses were $3,254,384 and $1,872,834 for the three months ended September 30, 2000 and 1999, respectively, and $9,031,599 and $4,383,290 for the nine month periods ended September 30, 2000 and 1999, respectively. The increases of $1,381,550 and $4,648,309 for the three and nine month periods, respectively, are primarily a result of research and development costs associated with the Company's California and Orlando design centers for wireless development. In addition, the Company's Video Division increased development fees related to certain aspects of its PVTV technology during 2000 and also experienced a non-recurring engineering charge of approximately $625,000 related to certain camera research and development during the second quarter of 2000.

Marketing and Selling Expenses
------------------------------
Marketing and selling expenses were $1,324,536 and $1,025,940 for the three month periods ended September 30, 2000 and 1999, respectively and $3,919,161 and $2,765,200 for the nine month periods ended September 30, 2000 and 1999, respectively. The increases of $298,596 and $1,153,961 for the three and nine month periods, respectively are primarily due to increases in business development personnel for the Wireless Division and increases in sales commissions in the Video Division due to increased sales of PVTV Studio systems, offset somewhat by reductions in advertising and promotional costs related to the video products during 2000.

General and Administrative Expenses
-----------------------------------
For the three-month periods ended September 30, 2000 and 1999, general and administrative expenses were $1,117,127 and $1,021,685, respectively. For the nine-month periods ended September 30, 2000 and 1999, general and administrative expenses were $3,660,080 and $2,899,437, respectively. These increases of $95,442 and $760,643 for the three and nine month periods, respectively are primarily a result of increased outside professional fees and increases in recruitment fees for executive searches.

Other Expense
-------------
Other expense consists of losses on the disposal of out-of-service assets, primarily trade show booths and computer equipment.

Interest Income
---------------
Interest income was $570,916 and $331,688 for the three-month periods ended September 30, 2000 and 1999, respectively, and $1,161,283 and $1,075,973 for the nine month periods ended September 30, 2000 and 1999, respectively. The increase in interest income for the three and nine-month periods ended September 30, 2000 is due to increased interest earned on the proceeds from the Company's issuance of common stock in May 2000, offset by a decrease in investments due to the use of funds for operations during 1999 and 2000.

Loss and Loss per Share
-----------------------
The Company's net loss decreased by $432,954 or $0.06 per common share from the three-month period ended September 30, 1999 to the same period in 2000. On a year to date basis, the Company's net loss increased by $4,516,633 or $0.33 per common share. The decrease in net loss for the three-month period is due to a $2.0 million increase in gross margin from the sale of video products, a $0.4 million decrease in operating expenses of the Video Division, and a $0.2 million increase in interest income, offset by a $2.2 million increase in wireless expenditures during the quarter ended September 30, 2000. The increase in net loss for the nine-month period ended September 30, 2000 is primarily due to an increase in the operating expenses of the Company's Wireless Division of approximately $5.5 million, increases in the Video Division of approximately $1.0 million related to non-recurring engineering charges and personnel reductions, offset by increased margins from video products.

Backlog
-------
The Company had camera backlog of approximately $694,000 and $670,000 at September 30, 2000 and 1999, respectively. Camera backlog consists of orders received which generally have a specified delivery schedule within three to five weeks of receipt. In addition, the Company had PVTV Studio backlog of approximately $3.9 million at September 30, 2000. Studio backlog consists of contracts received with deliveries scheduled through the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At September 30, 2000, the Company had working capital of approximately $46.0 million, an increase of $23.3 from $22.7 million at December 31, 1999. This increase in working capital is primarily due to the sale of equity securities in May 2000, offset by the use of cash to fund operations during 2000. The Company used approximately $2.3 and $3.6 million in cash for the purchase of property and equipment for the three and nine-month periods ended September 30, 2000. These purchases primarily consist of design software utilized for wireless chip development.

The Company's principal source of liquidity at September 30, 2000 consisted of $41.5 million in cash and short-term investments. Until the Company generates sufficient revenues from product sales or licensing fees, it will be required to continue to utilize its working capital to cover the continuing expense of research and development, marketing and general administration. Based on the Company's current estimates, it believes its current cash and investments will provide sufficient resources to meet its cash requirements for the next twelve months as well as on a longer-term basis.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.  Not applicable.


ITEM 2.   CHANGES IN SECURITIES

                        Sales of Unregistered Securities
                        --------------------------------

                                                   Consideration received and       Exemption     If option, warrant or
                                                 description of underwriting or        from       convertible security,
                                                 other discounts to market price   registration   terms of exercise or
Date of sale   Title of security    Number sold      afforded to purchasers          claimed           conversion
------------------------------------------------------------------------------------------------------------------------
7/00-9/00     Options to purchase     157,400    Option granted - no                    4(2)      Exercisable for five
              common stock                       consideration received by                        years from the date
              granted to employees               Company until exercise                           the option first
                                                                                                  becomes vested,
                                                                                                  options vest over two
                                                                                                  to five years at
                                                                                                  exercise prices
                                                                                                  ranging from $39 to
                                                                                                  $50 per share

8/00          Options to purchase     200,000    Option granted - no                    4(2)      Exercisable for five
              common stock                       consideration received by                        years from the date
              granted to an                      Company until exercise                           the option first
              officer and director                                                                becomes vested,
                                                                                                  options vest equally
                                                                                                  in 2004 and 2005 at an
                                                                                                  exercise price of $44
                                                                                                  per share

9/00          Options to purchase     427,500    Option granted - no                    4(2)      Exercisable for five
              common stock                       consideration received by                        years from the date
              granted to officers                Company until exercise                           the option first
              and directors                                                                       becomes vested,
                                                                                                  options are
                                                                                                  immediately vested at
                                                                                                  an exercise price of
                                                                                                  $41 per share

9/00          Options to purchase     150,000    Option granted - no                    4(2)      Exercisable for five
              common stock                       consideration received by                        years from the date
              granted to an                      Company until exercise                           the option first
              officer and director                                                                becomes vested, option
                                                                                                  vests ratably over
                                                                                                  five years at an
                                                                                                  exercise price of
                                                                                                  $61.50 per share

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Not applicable.


ITEM 5.   OTHER INFORMATION.  Not applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27           Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ParkerVision, Inc.
                                        Registrant

November 13, 2000                       By: /s/ Jeffrey L. Parker
                                            ----------------------
                                            Jeffrey L. Parker
                                            Chairman and Chief Executive Officer

November 13, 2000                       By: /s/ Cynthia Poehlman
                                            ---------------------
                                            Cynthia Poehlman
                                            Chief Accounting Officer