Form 10-K
period 2000-12-31
PARKERVISION INC
filed 2001-04-02
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-K

(Mark One)       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---    ---

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( ).

As of March 23, 2001, the aggregate market value of the Issuer's Common Stock, $.01 par value, held by non-affiliates of the Issuer was approximately $243,167,239 (based upon $26.6875 per share closing price on that date, as reported by The Nasdaq National Market).

As of March 23, 2001, 13,713,163 shares of the Issuer's Common Stock were outstanding.

Documents incorporated by reference: Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2001 Annual Meeting are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

ParkerVision, Inc. was incorporated under the laws of the state of Florida on August 22, 1989. ParkerVision's operations consist of two operating segments - the Video Products Division ("Video Division") and the Wireless Technology Division ("Wireless Division"). All references herein to the "Company" refer to ParkerVision, Inc. and its wholly-owned subsidiary.

Video Division
- --------------

The Video Division is engaged in the design, development and marketing of automated video camera control systems, marketed under the tradename CameraMan(R) and automated production systems, marketed under the tradename PVTV Studio(TM). In addition, the Company provides training, support and other services related to these products. The Company sells its video products and education-based PVTV Studio(TM) systems primarily through audiovisual dealers and other equipment manufacturers throughout the United States as well as in Canada, Latin America and Asia. The Company primarily sells its high-end PVTV Studio(TM) systems direct to broadcasters in the United States and Canada.

The Company's Video Division revenue percentages by product are as follows:

     Product/Service                      2000         1999          1998
     ------------------------------     --------     --------      --------

     CameraMan(R)systems                   59%          89%           97%
     PVTV Studio(TM)systems                36%          10%            3%
     Training and other services            3%           1%            0%
     Recurring support & other              2%           0%            0%

The CameraMan(R) systems were initially developed to allow the creation of professional-quality video communication by non-professional video users. These systems include a proprietary "tracking" technology that allows a video user to appear in the video while also controlling the camera. The Company markets these systems to certain educational and videoconferencing segments of the commercial market where audiovisual solutions have become increasingly popular for communication, training, presentation, instructional and educational needs. The Company offers its CameraMan(R) products in a variety of application-specific packages designed for the distance education and videoconferencing markets. In addition, in 2000, the Company introduced a high-end digital CameraMan(R) system targeted toward the broadcast and professional video user. Since 1995, the Company has produced camera products for Vtel Corporation ("VTEL") under an Original Equipment Manufacturer ("OEM") agreement.

The Company's PVTV Studio(TM) systems were designed specifically to meet the needs of studio production markets. The PVTV Studio(TM) product line includes a professional, broadcast quality video production system that integrates video, audio, machine control and camera control functions into an intelligent single-operator station. The system was designed to allow organizations to economize their resources by maximizing their production capabilities. A single operator can control, in parallel, the production functions that traditionally require as many as six to twelve individuals to operate.

The Company installed three PVTV Studio(TM) beta sites in 1998 in various vertical markets and worked extensively with its beta sites during 1998 to increase the technological capabilities of its system. Also during 1998, the Company focused on filing patents to protect its proprietary technologies related to the PVTV Studio(TM) system.

The Company installed several "pilot" sites in 1999 within several vertical markets including broadcast, corporate and education. In the broadcast sector, this effort allowed for the integration of widely used third party equipment and products thus providing the Company with the opportunity to leverage the installed base of existing equipment into its sales efforts. In addition, in 1999, the Company introduced a digital version of its PVTV StudioNEWS(TM) package and an education-based version marketed under the tradename PVTV Learning(TM).

During 2000, the Company continued to enhance the features, functionality and third party interfaces of its PVTV Studio(TM) systems. During 2000, the Company received a purchase contract from The Ackerley Group ("Ackerley"), a broadcast ownership group, for the purchase of PVTV Studio(TM) systems for several of Ackerley's news stations. Substantially all of these sites were completed in 2000 resulting in approximately $4,700,000 in revenue from system sales and services. Ackerley accounted for approximately 30% of the Company's revenues in 2000.

Wireless Division
- -----------------

The Company's Wireless Division is engaged in the development and initial commercialization of its Direct2Data(TM), or D2D(TM), technology. This technology is a wireless Direct Conversion radio frequency ("RF") technology that the Company believes will reduce the complexity, cost, size, and power consumption of radio tranceivers when compared with Super Heterodyne-based radio transceivers which the Company believes is currently the most widely deployed radio circuit architecture utilized in wireless communications. The Company is targeting applications such as cellular telephones and wireless local area networks ("WLAN"), among others. The Company's Wireless Division is in the early stages of commercialization and has not generated any revenue to date.

The Company believes its D2D(TM) technology represents a completely new radio electronic circuit architecture that has the capability of replacing traditional RF heterodyne architectures. In 1998, the Company announced that its D2D(TM) technology allowed for a single-step direct conversion of an incoming modulated RF carrier signal directly to its baseband data, eliminating the need for the RF heterodyne architecture in RF receiver design. The Company later determined that its D2D(TM) technology could be applied to RF transmitter use for producing direct up-conversion for on-channel RF carriers. The Company's focus has been on the creation of zero intermediate frequency ("zero IF") radio system applications based on the D2D(TM) direct conversion technology. Zero IF radios eliminate all of the intermediate frequency stages currently utilized in broadly deployed multi-step conversion heterodyne transmitters and receivers.

The Company believes the D2D(TM) architecture can be implemented in a wide range of semiconductor processes allowing the opportunity to integrate other system functions such as amplifiers, local oscillators, and baseband filters onto the same IC as the RF up and down-conversion to create highly integrated RF receivers, transmitters or transceivers. The Company believes its novel D2D(TM) technology represents a significant improvement in the development of radio tranceivers as it will reduce complexity, size, power consumption and cost of many wireless communication systems. The Company also believes that for certain applications the technology improves performance when compared to the traditional approaches, as it simplifies the handling of the data extraction (receiver) process or the data transmission (transmitter) process of an RF carrier.

The performance of the Company's D2D(TM) technology was independently confirmed by Questar InfoComm, Inc. ("Questar"), a subsidiary of Questar Corporation, which signed a letter of intent to jointly develop products utilizing the Company's D2D(TM) technology in 1998. Questar also purchased $5 million in ParkerVision common stock in a private placement transaction in December 1998. The Company is not currently in active dialog or development activities with Questar on the development of products.

During 1998 and 1999, the Company focused much of its efforts on filing patents to protect its intellectual property and continuing to develop technology enhancements. The Company's development efforts in the second half of 1999 became focused on verifying the applicability of its D2D(TM) technology to specific industry standards-based applications including the IEEE 802.11b WLAN standard, GSM cellular application, CDMA IS-95 cellular application and the Bluetooth wireless personal area network standard. Although the Company believes the technology to be applicable to all of these wireless standards, the Company is currently in active development of D2D(TM) tranceivers for application to 2.4GHz IEEE 802.11b and 5.0 GHz IEEE 802.11a standards and CDMA IS-95/2000 1X/ and analog AMPs cellular standards. The Company expects to expand its development to additional industry standards over time in the future.

In 1999, the Company completed the development of an IEEE 802.11b WLAN demonstrator that demonstrates several of the technological breakthroughs made possible by the Company's D2D(TM) technology. The Company also entered into a licensing agreement with Symbol Technologies, Inc. ("Symbol"), a leading provider of mobile data management systems and services for WLAN products. The agreement calls for D2D(TM) to be incorporated into the majority of Symbol's future WLAN products and for Symbol to be the sole licensee in the WLAN marketplace. Under the terms of the agreement, the Company received prepaid royalties and will receive additional payments over time for the sale by Symbol of products including the D2D(TM) technology. The Company continues to work with Symbol on the development of WLAN IC's for Symbol's products. Under the terms of the agreement with Symbol, the Company preserved its rights to develop and market its own D2D(TM)- based tranceivers for the WLAN marketplace as well as contract with others to incorporate into their own IC's implementations of the D2D(TM) technology developed by the Company.

The Company also completed a D2D(TM)-based transmitter demonstration platform that the Company believes meets or exceeds the requirements of the CDMA IS-95 standard. Early in 2000, the Company announced that the identical D2D(TM) transmitter hardware was utilized to complete a demonstrator platform that the Company believes exceeds the GSM standard as well. CDMA is the fastest growing digital cellular standard in several regions of the world and is considered to be the most demanding of the current digital cellular standards in terms of radio transceiver performance requirements. GSM is currently the world's most popular digital cellular communications standard. The Company also announced its plans to develop D2D(TM) -based receiver platforms, which meet or exceed both the CDMA IS-95 and GSM standards. The Company believes that a CDMA IS-95 compliant receiver prototype that is built using the D2D(TM) technology will be complete in 2001 and that the Company will complete the design of its first CDMA IC's in late 2001. CDMA is currently the fastest growing cellular communications standard.

In March 2000, the Company acquired substantially all of the assets of Signal Technologies, Inc., a privately owned, Orlando, Florida based RF design firm which had previously provided application engineering and design services to the Company for the D2D(TM) technology. The assets of STI were acquired for approximately $2 million in convertible preferred stock. In addition, the Company employed all of the former STI employees and entered into employment agreements with several key employees. During 2000, the Company began expanding its engineering personnel in its Orlando facility and has plans to continue increasing its Orlando engineering staff in 2001.

In addition to it's Orlando based design center, the Company maintained design centers in California, Utah and Jacksonville, Florida during 2000 for application engineering and design of WLAN and CDMA based applications of its wireless technology. In 2001, the Company determined that to achieve the best efficiencies in growing its wireless design staff that it would expand the engineering personnel in its Orlando and Jacksonville facilities while closing its Utah facility which consisted of a small staff of four engineers. In addition, in 2001, the Company moved a portion of its engineering activities from its California center to Orlando and Jacksonville thereby reducing the required resources in its California facility.

Early in 2001, the Company completed its first highly integrated 2.4 GHz IEEE 802.11b WLAN D2D(TM)-based RF transceiver IC's which are currently undergoing testing. The Company believes that it will begin to demonstrate WLAN tranceivers to select prospective customers beginning in the first half of 2001. The Company also believes that it will require further design modifications to its first WLAN IC's and that achieving a commercially viable product will require iterative design modifications as the Company receives feedback from potential customers and conducts extensive testing on its first WLAN IC's. The Company believes that it is very common for multiple iterations of IC's, especially mixed signal RF IC's, to occur before a commercially shippable product is achieved.

Early in 2001, the Company entered into an agreement with PrairieComm, Inc. ("PrairieComm"), a cellular chipset and embedded software developer, to jointly develop new chipsets using D2D(TM)-based RF transceivers and PrairieComm baseband processors for wireless devices, including cellular telephones. The Company also entered into an agreement with Texas Instruments Incorporated ("TI") for the development of interfaces between the Company's transceiver IC's and TI's baseband processors in the areas of wireless networking and cellular applications. In addition, TI has agreed to manufacture D2D(TM)-based IC's for the Company using various TI semiconductor processes. TI also purchased $2.5 million in the Company's equity securities in a private placement transaction.

PRODUCTS
- --------

Video Division
- --------------

The Company's patented and patents-pending CameraMan(R) automated video camera control systems utilize a portable, computerized base which pans and tilts simultaneously to achieve fluid motion, into which is integrated a professional quality single-chip or three-chip imaging camera that provides the system camera control functions, such as auto-focus and auto-image control. The base unit also includes a proprietary automatic tracking capability. Additional peripheral devices are available to control the automatic tracking functions and to remotely control base unit and camera functions. CameraMan(R) camera products are offered in a variety of application-specific packages.

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

During 2000, the Company introduced three-chip digital versions of its CameraMan product line. The digital CameraMan products are available in the application-specific packages including General Pan/Tilt, Presenter and Student Camera Systems. In addition, digital CamerMan systems are packaged with PVTV Studio NEWS and Learning systems and target the higher-end video user including broadcasters. Digital CameraMan systems are available in standard 4:3 aspect ratios and switchable 4:3/16:9 formats ready for wide-screen applications.

The Company's analog automated camera control systems have list prices ranging from approximately $5,000 to $10,000 for a single-chip system and $19,000 to $30,000 for an analog three-chip system. The Company's digital three-chip CameraMan systems have list prices ranging from approximately $35,000 to $50,000.

The Company's patents-pending PVTV Studio(TM) system provides fully integrated PC-based production systems with unique functionality. These systems often incorporate two or more CameraMan(R) single-chip or three-chip analog or digital camera systems with additional audio, video and machine control functions, a graphical user interface and software based on a Microsoft(R) operating system. A proprietary Transition Macro(TM) technology allows the system operator to build, revise and preview a production in storyboard fashion and then run the entire live or live-to-tape production with the press of one button. These systems also allow the operator to manually pause or interrupt the automated production, as needed, to insert changes. In addition to CameraMan(R) cameras, the PVTV Studio(TM) systems can work with other video sources such as satellite feeds, compression/decompression devices and manually operated or robotic cameras produced by other manufacturers.

The PVTV Studio(TM) product line is currently available in two application-specific packages: PVTV Studio NEWS(TM) targeted for broadcast and cable production markets and PVTV Learning Studio(TM) targeted at educational environments including high schools, colleges and universities.

The PVTV Studio NEWS(TM) system is a switchable 4:3/16:9 aspect ratio digital production system that adds proprietary functionality such as Transition Macro(TM) technology that allows for "event driven" automation for one or two person "live" production control. Rundown Converter(TM) technology is also provided to integrate News Automation Systems such as AVID's iNEWS, Associated Press's News Center or ENPS and others to directly program the PVTV Studio NEWS system for a seamless newsroom work flow process. In addition, the system allows for dynamic changes such as adding, deleting or moving stories as required including the insertion of late breaking news in a live broadcast environment. The list price for a PVTV Studio NEWS(TM) system ranges from $290,000 to $450,000 depending on selected options.

The PVTV Learning Studio(TM) is a baseline "value" priced offering for the education market. The system package includes a 8 video input, 3-D digital video effect, 15 audio input and 6 control port production studio with Script Viewer(TM) teleprompting system, Graphic Center(TM) character generator system and two digital CameraMan 4:3 aspect ratio, 18x zoom lens cameras. The system also comes packaged with a comprehensive curriculum with teacher manual, notes, quizzes, tests and 30 student workbooks. As an option, the system can also be purchased with on-line CD-ROM and Internet based tutorials and an "advanced" curriculum set. The system package is a single-source all digital production solution that facilitates the specification, design and procurement process for the customer. The PVTV Learning Studio(TM) package for the education market segment is priced starting at $175,000.

The PVTV(TM) product line includes various package configurations including components that provide additional functionality. These components include the ScriptViewer(TM), Shot Director(TM) and CameraMan(R) camera systems. The ScriptViewer(TM) system is an automated teleprompter system that integrates with News Automation Systems and PVTV Studio NEWS(TM). The Shot Director(TM) is a multi-camera joystick controller which is compatible with single-chip analog and three-chip analog and digital CameraMan(R) camera systems and provides real-time camera control and setup configuration (Camera Control Unit (CCU) setup for 3-CCD cameras) functionality for up to sixteen CameraMan(R) cameras. The Shot Director(TM) is also offered as a stand-alone system for use with CameraMan(R) cameras.

In 2001 the Company plans to introduce scalable versions of the digital PVTV Studio NEWS(TM) product line and also plans to launch the PVTV WebSTATION(TM) for Internet streaming broadcast applications. The Company believes its 2001 product line will address expanded functional requirements for broadcast networks, local affiliates and cable channels that produce news as well as address functional and price point targets to enable operating efficiencies with new startup opportunities for Internet-only webcasters.

The new PVTV WebSTATION(TM) for News is a patent-pending system to be sold as an integrated solution with PVTV Studio NEWS(TM) or stand-alone for traditional production environments. The system allows for automatic editing of show elements for on-demand access, automatic links of advertising to specific show elements, on-line viewer assembly of customized newscasts and the linkage of graphics, data extended play segments, polling data and URLs by show elements. The graphical user interface of the PVTV WebSTATION viewer is designed to emulate an enhanced multimedia television.

Wireless Division
- -----------------

The Company is currently focused on developing its own IC's for application to the 802.11(b) and (a) standards as well as IS-95 and CDMA 2000 1X cellular standards. The initial application for which the Company believes it will deliver its first commercially viable IC's is for the WLAN 802.11b standard. The Company believes the D2D(TM) architecture will allow manufacturers to reduce component costs, reduce power consumption and simplify design and manufacturing of WLAN products for enterprise, consumer and other vertical markets. The Company anticipates that it will begin demonstrations with reference designs and initial sampling of its first WLAN IC's to select targeted OEM customers during the first half of 2001. The Company has received its first WLAN IC from fabrication and is currently testing the performance of the IC. The Company is also developing a CDMA IS-95/2000-1X transceiver which also includes analog AMPs for use in mobile handset applications. The first IC's for CDMA are expected to be fabricated in the second half of 2001.

The Company also plans to pursue strategic relationships with companies that produce IC's which complement the Company's IC's and early in 2001 has entered such relationships with PrairieComm and Texas Instruments.

MARKETING AND SALES
- -------------------

Video Division
- --------------

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

System sales are directed by an internal sales staff and a network of authorized audiovisual product dealers, telecommunication dealers and systems integrators who design and specify audiovisual and production equipment of various manufacturers. In addition, the Company maintains national account sales arrangements, such as the program with VTEL, for specific applications and targeted commercial markets. The majority of the Company's sales to date have been generated through its authorized dealers, primarily located in the United States. Since 1997, the Company has been expanding its audiovisual dealer network to include the international market, with a focus on Asia. Overseas sales, however, have not represented a significant portion of the Company's revenues to date. The Company also sells the majority of its automated production systems directly through its own sales force, primarily in the broadcast and cable segment. In addition to system sales, the Company also provides training and annual service and support contracts for its automated production systems. These services are supported primarily by internal trainers, project managers and support personnel.

The Company currently supports its distribution channels with marketing programs to promote its products. These include targeted trade advertising, direct mail campaigns, lead generation/fulfillment, tradeshow attendance and live demonstration facilities. In addition, the Company provides training of its dealers' and national accounts' sales, support and installation personnel.

The Company's revenue percentages by distribution channel are as follows:

     Distribution Channel                 2000         1999          1998
     ------------------------------     --------     --------      --------

     Direct                                40%          10%           0%
     National Resellers                    38%          53%          50%
     OEM Customers                         16%          29%          39%
     International Resellers                6%           8%           8%

VTEL accounted for approximately 16%, 29% and 35% of the Company's revenues in 2000, 1999 and 1998, respectively. The Ackerley Group, a broadcast ownership group, accounted for approximately 30% of the Company's revenues in 2000. No other customer accounted for more that 10% of the Company's revenues in 1999 or 1998.

Wireless Division
- -----------------

The Company began its initial commercialization of its wireless technology by focusing its efforts on commercialization through license arrangements with third parties. This resulted in a licensing arrangement with Symbol for wireless LAN. While the Company may in the future enter into new licensing arrangements for other market segments, the Company is currently focused on producing and selling its own IC's to product manufacturers in targeted markets.

In the WLAN marketplace the Company's current plans are to sell IC's directly to OEM's who manufacture and sell products including WLAN Network Interface Cards ("NIC's") and Access Points ("AP's"). The Company has started building a staff of sales and marketing personnel for WLAN sales. This includes support staff for creating reference designs of the Company's WLAN IC's for use with other complimentary IC's to create complete NIC's and AP's as well as sales and marketing staff to build relationships with OEM's that the company plans on targeting for sales of its WLAN IC's.

The Company may also pursue strategic relationships with other companies that produce complimentary IC's such as baseband processors and power amplifiers. The Company has entered into a relationship with PrairieComm to develop interfaces between the Company's cellular IC's and PrairieComm's baseband processor IC's. The initial collaborative efforts with PrairieComm will be focused on CDMA applications. Additionally, the Company entered into a relationship with Texas Instruments with an initial focus on developing interfaces between the Company's transceiver IC's and TI's baseband processors in the areas of wireless networking and cellular applications.

In the cellular marketplace, the Company currently plans on targeting OEM's of handsets and other mobile devices that are used in conjunction with cellular wide area networks. The Company is likely to initially target selling its cellular IC's directly to OEM's that are targeted as customers of the companies with which the Company has strategic product development relationships, such as PrairieComm and Texas Instruments. It is also likely that the Company will develop over time its own set of targeted OEM's for the cellular and WLAN marketplace.

COMPETITION
- -----------

Video Division
- --------------

The videoconferencing industry, which includes distance education, is highly competitive. The Company is aware of certain other companies that have commercialized or developed technologies and products, which are competitive with certain functions of the CameraMan(R), automated camera control systems. Several manufacturers of pan/tilt heads compete with the Company's camera systems. Some of these pan/tilt heads have limited preset location capabilities, but they offer no tracking capabilities and must be operated manually. Some of the above mentioned products sell for more than the CameraMan(R) camera system while others sell at prices similar to, or less than, that of the CameraMan(R) system, but offer limited functions. Both Canon and Sony offer systems with certain automatic tracking capabilities. The Canon system requires integration of third party software and a personal computer with specific video hardware in order to perform certain tracking functions. The Sony system offers a visual/color-tracking technology embodied within their camera. While the Canon and Sony systems are offered at prices similar to, or less than, the CameraMan(R) system, the Company believes these systems have a significantly lower level of performance than the CameraMan(R) system and do not have the application-specific flexibility that is incorporated with the Company's products. The Company believes that it competes principally on the basis of the capabilities of the patented and patent-pending CameraMan(R) camera system, ease of system application, and system flexibility.

The studio production industry is also highly competitive. Grass Valley Group, Sony Corporation, Panasonic Corporation, Ross Video, and E-Studio Live, among others, offer video switchers and various other products for studio environments. A traditional audio/video production environment involves the coordination of multiple operators who independently operate various pieces of equipment in parallel to achieve audio, video, machine control and camera control functions. The Company is not aware of any competitors who currently offer a system solution that integrates audio, video, machine control and camera control through a single interface and provides the technology to allow these functions to operate automatically and in parallel. In addition, the Company is not aware of any competitors who currently offer a level of automation with integration to news automation systems. The Company intends to compete based on the acquisition of patents on its proprietary patents-pending technology and continued enhancements of its system to offer users more automation and functionality than its competitors.

The Internet production environment is in its infancy awaiting the "broadband" market. Broadband is defined as connections above the traditional 56 kbps modems. It includes ISDN, T1, DSL and Cable modem connections. ParkerVision's PVTV WebSTATION is targeted at this "broadband" market. In conjunction with PVTV Studio NEWS, the Company believes its products offer operational efficiencies which will be required by both broadcasters and webcasters to successfully produce and distribute content on the Internet cost effectively while the market matures. The Company intends to compete on its proprietary patent-pending technologies and continued enhancements of its system to offer users more automation and functionality than its competitors.

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

Wireless Division
- -----------------

The Company intends to compete in the wireless industry based on the unique attributes of its patent-issued and patent-pending D2D(TM) technology which the Company believes will provide one or more of the attributes of lower cost, smaller size, lower power consumption and better performance than other technologies and approaches of which the Company is aware. The Company believes that the competing approaches are either traditional Super Heterodyne multi-step up and down-conversion based transceivers or direct conversion transceivers which are fundamentally based on utilizing more traditional devices to achieve the Direct Conversion function instead of the Company's patented and patent-pending approach. Although the Company expects to compete in this market on the basis of its patented technology, it is possible that competitors will attempt and be successful at finding alternative solutions or will develop technology with benefits that are equivalent to or superior to the benefits of the Company's technology.

The Company believes its wireless technology represents a significant advancement in the approach to processing RF carrier signals in the direct up-conversion (transmitter) and down-conversion (receiver) of the RF carrier to the base band analog data waveform. The Company believes that one primary source of competition will be from older technological solutions which designers and manufacturers are currently using and about which they are knowledgeable. The Company further believes that other developers of RF IC's will develop and introduce their own direct conversion transceiver IC's which will be another source of competition. The Company also expects competition to arise from other RF technologies that are emerging or currently under development that may provide equivalent or superior benefits to the Company's technology.

Several wireless  companies have announced the development of direct  conversion or near direct conversion products including transceivers for use in GSM cellular applications, Bluetooth standard applications and WLAN applications. The Company believes several of these applications do not represent single-step direct conversion like the Company's D2D(TM) technology, but rather represent architectures that employ a low IF or other variation on traditional heterodyne-based up/down conversion architectures. In some cases, the Company does not have sufficient information to determine the approach these competitors have taken in their direct conversion products. At this time, the Company believes that it has the only direct conversion approach to date that is not fundamentally based on previous up and down-conversion devices and circuits, the most common being the heterodyne-based mixer or variants of such mixers.

PRODUCTION AND SUPPLY
- ---------------------

Video Division
- --------------

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

For the years ended December 31, 2000, 1999 and 1998, one supplier accounted for approximately 20%, 26% and 18%, respectively of the Company's component purchases. This supplier is the single-source supplier of the Company's camera modules for its automated camera systems. No other supplier accounted for more than 10% of the Company's component purchases in 2000, 1999 or 1998.

At December 31, 2000, the Company had commitments to purchase camera modules and other parts totaling approximately $579,000 through 2001. The Company is substantially dependent on the ability of its suppliers, among other things, to satisfy performance and quality specifications and dedicate sufficient production capacity for components within scheduled delivery times. Failure or delay by the Company's suppliers in supplying necessary components to the Company would adversely affect the Company's ability to obtain and deliver products on a timely and competitive basis. The Company endeavors to mitigate the potential adverse effect of supply interruptions by carefully qualifying vendors on the basis of quality and dependability, and by maintaining an inventory of certain components, but there can be no assurances that such components will be readily available when needed.

The Company's sales cycle for its camera and studio products is estimated to be from one to eighteen months. The period from execution of a customer's purchase order to delivery of a CameraMan(R) camera system is typically one to four weeks. The period from execution of a customer's purchase contract to delivery and installation for a studio system can range from three weeks to six months, depending upon peripheral equipment requirements and the readiness of the customer's site. The Company attempts to forecast orders and to purchase long lead-time components in advance of receipt of purchase orders to permit it to provide deliveries of completed systems within its standard delivery period. At December 31, 2000, the Company maintained an inventory of standard electronic and other system components of $2,970,724. Substantially all of the Company's systems are delivered to customers by common carrier.

The Company offers a one-year limited warranty on its products covering defects in workmanship and materials and software bugs. During the warranty period the Company will replace parts and make repairs to system components at its expense. The Company records a reserve for future warranty costs at the time of sale. Extended support and service contracts are offered to the customer to cover software support and upgrades for the PVTV Studio systems. In addition, extended hardware maintenance contracts are offered on the Company's camera and studio products. The revenues from all extended support contracts are recognized ratably over the service period.

Wireless Division
- -----------------

The Company plans to utilize semiconductor foundries for the production of RF IC's. Early in 2001, the Company entered into an agreement with TI for the production of its IC's using various TI semiconductor processes. The Company will be substantially dependent upon these foundries to satisfy performance and quality specifications and dedicate sufficient production capacity for IC's within scheduled delivery times. Failure or delay by the foundries in supplying IC's to the Company, or failure or delay by the foundries in meeting the performance or quality specifications would adversely affect the Company's ability to obtain and deliver such IC's on a timely and competitive basis. The Company endeavors to mitigate the potential adverse effect of supply interruptions by carefully qualifying foundries on the basis of quality and dependability.

PATENTS AND TRADEMARKS
- ----------------------

The Company currently holds fifteen United States utility patents, seven foreign utility patents, two pending United States utility patent applications, and six foreign utility patent applications covering certain tracking functions and methods for controlling the field of view in an automatic tracking camera system. The Company currently holds four United States utility patent applications and two United States provisional patent applications relating to its automated video production systems. The Company currently holds four United States utility patents, thirty-nine United States utility patent applications, nineteen United States provisional patent applications, twelve Patent Cooperation Treaty ("PCT") patent applications, five Japanese utility patent applications, and three Taiwanese utility patent applications relating to its wireless technology. The Company currently holds two United States utility patent applications, one United States provisional patent application, and one PCT patent application covering technology in other areas. The economic life of the Company's patents ranges from five to twenty years.

The Company promotes its camera, video production and wireless technologies under the United States registered trademarks ParkerVision(R), CameraMan(R), and the Three Triangles Logo. The Company currently holds United States trademark and service mark applications for the marks D2D, DIRECT2DATA, and DIRECT CONVERSION WITHOUT THE COMPROMISES, and a United States trademark application for the mark HARDWAVE. The Company currently holds (European) Community trademark and service mark registrations for the marks D2D and DIRECT2DATA, and a Japanese trademark registration for the mark DIRECT2DATA. The Company currently holds Canadian trademark and service mark applications for the marks D2D and DIRECT2DATA, and a Japanese trademark application for the mark D2D. The Company further promotes its products and services under other marks.

GOVERNMENT REGULATION
- ---------------------

The Company utilizes wireless communications in its CameraMan(R) camera and PVTV(TM) systems and in its D2D(TM) technology. These wireless communications utilize infrared and radio frequency technology that is subject to regulation by the Federal Communications Commission ("FCC") in the United States and other government agencies in foreign countries. The Company has obtained, is in the process of obtaining, or will attempt to obtain all licenses and approvals necessary for the operation of its products and technologies in those counties that it sells products. There can be no assurance that, in the future, the Company will be able to obtain required licenses or that the FCC or other foreign government agency will not require the Company to comply with more stringent licensing requirements. Failure or delay in obtaining required licenses would have a material adverse effect on the Company. In addition, expansion of the Company's operations into certain foreign markets may require the Company to obtain additional licenses for its products. Amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into foreign jurisdictions, could require the Company to alter methods of operations at costs that could be substantial, which could have an adverse effect on the Company. There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable laws and regulations and licensing requirements.

RESEARCH AND DEVELOPMENT
- ------------------------

For the years ended December 31, 2000, 1999 and 1998, the Company expended approximately $12,601,000, $6,203,000 and $3,825,000, respectively, on research and development. For the past three years, the Company's principal research and development efforts have been devoted to the development of the PVTV(TM) product line in the Video Division and the D2D(TM) technology in the Wireless Division. The significant growth in research and development spending is primarily attributable to aggressive development efforts related to the D2D(TM) technology and the addition of design centers in California, Utah and Orlando, Florida. Refer to Item 1 - Business - Wireless Division.

EMPLOYEES
- ---------

As of December 31, 2000, the Company had 131 full-time employees and 1 part-time employee, of which twenty-two are employed in manufacturing, sixty-seven in engineering research and development, fourteen in sales and marketing, eleven in product training and support, and eighteen in finance and administration. None of the Company's employees are represented by a labor union. The Company considers its employee relations satisfactory.

ITEM 2. PROPERTIES

The Company's executive offices and Video Division manufacturing, sales and distribution operations are located in approximately 33,000 square feet of leased space on three acres of land in Jacksonville, Florida, pursuant to a lease agreement with Jeffrey Parker, Chairman of the Board, Chief Executive Officer and President of the Company, and Barbara Parker, a related party. The initial lease term expired in February 1997, and the Company exercised its first of three five-year renewal options. The lease is on a triple net basis and currently provides for a monthly base rental payment of approximately $24,300 through February 2002. The Company believes that its manufacturing facility is adequate for its current and reasonably foreseeable future needs. The Company believes that additional physical capacity at its current facility will accommodate expansion, if required.

The Company leases approximately 5,300 square feet of office space in Jacksonville, Florida for its Wireless Division engineering and business development staff. The initial lease expired in May 2000 and the Company exercised a one-year renewal option. The lease provides for a monthly rental payment of approximately $9,300 through May 2001.

The Company also leases approximately 8,700 square feet of office space in Lake Mary, Florida for the Wireless Division's Orlando engineering personnel. The lease term commenced in September 2000 and provides for a monthly rental payment of approximately $14,400 through September 2005. The Company amended this lease agreement to add an additional 3,200 square feet commencing January 2001 for an additional monthly rental payment of approximately $5,100 through December 31, 2005. The Company leases approximately 3,700 square feet of office space in the same Lake Mary, Florida facility for the Wireless Division's Orlando business development personnel. The lease term commenced in November 2000 and provides for a monthly rental payment of approximately $6,500 through November 2005.

The Company leases approximately 5,600 square feet of office space in Pleasanton, California for the Wireless Division's West Coast engineering and business development personnel. The lease term commenced in March 2000 and provides for a monthly rental payment of approximately $13,700 through March 2005.

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

MARKET INFORMATION
- ------------------

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

                       2000                   1999                   1998
                ------------------     ------------------     ------------------
                  High       Low         High       Low         High       Low
                -------    -------     -------    -------     -------    -------
1st Quarter     $36.500    $25.250     $31.500    $22.063     $24.000    $12.188
2nd Quarter      52.875     21.000      37.313     25.938      27.250     19.250
3rd Quarter      52.000     36.250      39.063     21.875      23.500     10.813
4th Quarter      56.438     36.500      32.000     18.500      24.750     11.375

HOLDERS
- -------

As of March 23, 2001, there were 118 holders of record. The Company believes there are approximately 2,100 beneficial holders of the Company's common stock.

DIVIDENDS
- ---------

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

SALES OF UNREGISTERED SECURITIES
- --------------------------------

                                                                                              If option, warrant or
                                              Consideration received and       Exemption      convertible security,
                                            description of underwriting or       from                terms
Date of                          Number     other discounts to market price   registration       of exercise or
 sale       Title of security     sold          afforded to purchasers          claimed            conversion
- ----------------------------------------------------------------------------------------------------------------------------------
12/4//00    Options to          135,000     Options granted - no                  4(2)       Exercisable for five
            purchase                        consideration received by                        years from the date the
            common stock                    Company until exercise                           options first become
            granted to                                                                       vested, options vest
            employees                                                                        over five years at an
            pursuant to the                                                                  exercise price of
            2000 Plan                                                                        $41.50 per share

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

                                             For the years ended December 31,
                                 --------------------------------------------------------
                                   2000        1999        1998        1997        1996
                                 --------    --------    --------    --------    --------
                                         (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues, net                    $ 15,965    $ 10,549    $  9,892    $ 10,799    $  9,196
Gross margin                        7,474       3,609       3,461       4,290       3,209
Operating expenses                 22,445      14,647       9,644       8,243       5,421
Interest income                     1,949       1,297       1,477       1,019         614
Interest expense                        0           0           0           0          76
Net loss                          (13,022)     (9,741)     (4,706)     (2,934)     (1,674)
Basic and diluted net loss per
   Common share                     (1.03)      (0.83)      (0.41)      (0.28)      (0.17)

BALANCE SHEET DATA:
Total assets                       63,608      32,771      40,250      38,685      18,162
Long term liabilities                 140          30          18           5           3
Shareholders' equity               60,020      30,136      38,982      37,527      17,277
Working capital                    45,600      22,733      25,290      24,424       8,214

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
- --------------------------

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

GENERAL
- -------

The Company has made significant investments in developing the technology and manufacturing capability for its products, the returns on which are dependent upon the generation of future revenues for realization. The Company has not yet generated revenues sufficient to offset its operating expenses. To date the Company has used the proceeds from the sale of its equity securities to fund its operations. The Company anticipates increases in revenues in 2001. These increases are subject to the Company continuing to expand its product lines and attracting additional means of distribution and customers, among other things. The Company intends to continue to use its working capital to build its infrastructure to support future marketing and sales and research and development activities for its products. No assurance can be given that such expenditures will result in increased sales, new products, or technological advances.

RESULTS OF OPERATIONS FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2000,  1999
- --------------------------------------------------------------------------------
AND 1998
- --------

Revenues
- --------

Revenues for the years ended December 31, 2000, 1999 and 1998 were $15,964,587, $10,549,081 and $9,891,543, respectively. The Company's revenues to date consist of sales of its CameraMan(R) automated video camera control systems, automated production systems and various accessories and services that complement those systems. Revenues generated by the Company's major product lines as a percentage of total revenues for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                  2000         1999         1998
                                --------     --------     --------
     CameraMan systems             60%          89%          97%
     PVTV Studio systems           40%          11%           3%

The number of CameraMan(TM) and PVTV Studio(TM) systems sold and the average selling price per system for the years ended December 31, 2000 1999 and 1998 are as follows:

                         Camera Systems                   Studio Systems
                 ------------------------------   ------------------------------
                      #          Avg. Selling          #          Avg. Selling
                   Systems        Price Per         Systems        Price Per
                     Sold           System            Sold           System
                 -----------   ----------------   -----------   ----------------
     2000           1,431           $6,600            15            $398,000
     1999           1,415           $6,600             5            $240,000
     1998           1,413           $6,800             2            $150,000

The increase in revenues from 1999 to 2000 was primarily due to increased revenues from PVTV Studio(TM) systems and related support services. The increase in revenue from PVTV Studio(TM) systems is due to an increase in the number of systems sold as well as an increase in the average selling price per system. The increase in the number of PVTV Studio(TM) systems sold is due to the Company's direct selling efforts and marketing of this new product line. The increase in the average selling price is due to higher discounts offered on 1999 system sales as they represented "pilot sites", as well as increased sales of digital systems and dual systems in 2000 which have a higher selling price. PVTV Studio(TM) revenues included approximately $430,000 of training and other service related revenue in 2000.

The increase in revenues from 1998 to 1999 was primarily due to increased PVTV Studio(TM) system sales, offset somewhat by a decrease in the average selling price of camera systems. The change in average selling price of camera systems was due to the mix of products sold as well as discounts offered on slightly used camera systems to reduce the Company's inventory of finished products used for demonstrations and tradeshows.

The Company anticipates further increases in revenue in 2001, primarily from sales of its PVTV Studio(TM) systems and related services and support. These PVTV Studio(TM) systems have list prices ranging from approximately $175,000 to over $450,000 per system, with additional revenue ranging from approximately $5,000 to $26,000 for training and other services per installed site. The Company also anticipates increased support revenue related to annual support contracts for its PVTV Studio(TM) installed sites.

The Company is also attempting to commercialize its D2D(TM) RF technology. The Company's various commercialization efforts could result in initial product or licensing revenues in 2001.

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

Gross Margin
- ------------

For the years ended December 31, 2000, 1999 and 1998, gross margins as a percentage of sales were 47%, 34% and 35%, respectively.

The increase in margin from 1999 to 2000 is primarily due to the increased revenues from PVTV Studio(TM) systems which have a higher gross margin percentage per system sale than the historical camera sales as well as increased production efficiencies recognized during the second half of 2000. The margin increase is offset somewhat by increases in the Company's inventory reserves due to a shift in market demand from analog to digital PVTV Studio(TM) systems.

Fluctuations in margin are in part due to changes in the product mix and discounts offered on used systems to reduce the Company's inventory of finished products used for demonstrations and tradeshows. In addition, in 1999, the Company's manufacturing labor costs increased due to an increased usage of contract labor, increased indirect labor required for production of initial PVTV systems and increased resources dedicated to replacing obsolete parts related to the Company's camera systems. In addition, one of the automated production systems sold in 1999 was a beta system with related third party equipment, which was deeply discounted.

While the Company continuously works to improve its gross margin through product pricing, labor efficiencies, reduction of overhead, and product design, there can be no assurance that gross margins will improve significantly over, or remain stable with, the gross margins attained in 2000 due to the highly competitive nature of the industry, the introduction of new products, and fluctuations in the cost of component parts.

Research and Development Expenses
- ---------------------------------

The Company's research and development expenses increased by approximately $6,399,000 or 103% from 1999 to 2000 and increased by approximately $2,378,000 or 62% from 1998 to 1999. Research and development expenses as a percentage of revenues were 79%, 59% and 39% in 2000, 1999 and 1998, respectively.

From 1999 to 2000, the increase in research and development expenses was primarily due to the opening of design centers in California and Orlando during 2000 for wireless development. The opening of these design centers resulted in the addition of approximately forty engineers, increased capital spending for the setup and support of the development efforts and increased overhead related to the new facilities. These increases in the Wireless Division were somewhat offset by decreases in the use of third-party application engineering services. In addition, the Company's Video Division increased outside development fees related to certain aspects of its PVTV Studio product line and also incurred a non-recurring charge of $625,000 related to the write-off of a deposit for licensing rights for certain camera technology.

From 1998 to 1999, the increase in research and development expenses was primarily related to the Company's development of the D2D(TM) RF technology. The increased expenses related to D2D(TM) included fees for third-party application engineering services, increased depreciation due to capital expenditures for test and development equipment, and increased prototype expenses.

The markets for the Company's products and technologies are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's ability to successfully develop and introduce, on a timely basis, new and enhanced products and technologies will be a significant factor in the Company's ability to grow and remain competitive. Although the percentage of revenues invested by the Company may vary from period to period, the Company is committed to investing in its research and development programs. The Company anticipates it will use a substantial portion of its working capital for research and development activities in 2001.

Marketing and Selling Expenses
- ------------------------------

Marketing and selling expenses increased by approximately $891,000 or 22% from 1999 to 2000 and increased by approximately $660,000, or 20% from 1998 to 1999. Marketing and selling expenses as a percentage of revenues were 31%, 38% and 34% for the years ended December 31, 2000, 1999 and 1998, respectively.

The increases in marketing and selling expenses from 1999 to 2000 were due to increases in the wireless business development expenses, primarily personnel, focused on initial commercialization of the D2D(TM) technology. The increases in marketing and selling expenses in the Wireless Division were offset somewhat by decreases in sales and marketing expenses for the Company's Video Division. Although the Video Division experienced increases in sales commissions, due to increased revenues, this increase was offset by reductions in personnel and reduced advertising, trade show and other promotional expenses during the second half of 2000.

The increases in marketing and selling expenses from 1998 to 1999 were due to increases in marketing expenses and support personnel for the Company's video division as well as increases in the wireless business development expenses during the second half of 1999. The Video Division increased its promotional expenses during the last half of 1999 in order to promote the Company's PVTV Learning systems. The Company's wireless division added several business development personnel during the second half of 1999 to focus on the commercialization of the D2D technology.

The Company is committed to continuing its investment in marketing and selling efforts in order to continue to increase market awareness and penetration of its products, and anticipates further increases in sales and marketing expenses in 2001 in order to support the Company's commercialization of its D2D(TM) technology and increases sales of its PVTV Studio products.

General and Administrative Expenses
- -----------------------------------

The Company's general and administrative expenses increased by approximately $577,000, or 13% from 1999 to 2000 and by approximately $1,894,000, or 76% from
1998 to 1999. General and administrative expenses consist primarily of executive and administrative personnel compensation, insurance costs and costs incurred for outside professional services.

The increases in general and administrative expenses from 1999 to 2000 are primarily a result of increases in administrative and accounting personnel to support the Company's growing operations as well as an increase in compensation expense for the Company's Chief Executive Officer.

The increase in general and administrative expenses from 1998 to 1999 was primarily due to outside professional fees for negotiation of wireless contracts and increased use of investment bankers and other outside professionals during 1999.

As a percentage of revenues, general and administrative expenses were 31%, 42% and 25% in 2000, 1999, and 1998, respectively. The Company does anticipate further increases in general and administrative expenses, primarily the addition of executive personnel, in order to support the commercialization of its D2D(TM) technology and the continued growth of its Video Division.

Other Expense
- -------------

Other expense consists of losses on the disposal of fixed assets no longer in service. These assets consist primarily of obsolete computer equipment and trade show materials.

Interest Income
- ---------------

Interest income increased by approximately $652,000 from 1999 to 2000 and decreased by approximately $181,000 from 1998 to 1999. Interest income primarily represents interest earned on the Company's investment of the proceeds from its initial public offering in 1993 and its subsequent sales of securities during 1997, 1998, 1999 and 2000. The increase in interest income from 1999 to 2000 is due to the investment of funds by the Company's sale of equity securities in May 2000, offset by funds used to support operations. The decrease in interest income from 1998 to 1999 is due to the use of proceeds from maturing investments to fund increased operating expenses.

Loss and Loss per Share
- -----------------------

The Company's net loss increased from approximately $9,741,000, or $0.83 per share in 1999 to approximately $13,022,000, or $1.03 per share in 2000, representing an increase of approximately $3,281,000 or $0.20 per common share. The increase in net loss is primarily due to a $7.3 million increase in operating expenses attributable to the Company's Wireless Division, primarily for research and development activities, offset by an increase in gross margin of approximately $3.9 million due to increased revenues generated by the Company's Video Division.

The Company's net loss increased from approximately $4,706,000, or $0.41 per share in 1998 to $9,741,000, or $0.83 per share in 1999, representing an increase of approximately $5,035,000, or $0.42 per common share. This increase in net loss was also primarily due to a $4.4 million increase in operating expenses attributable to the Wireless Division, primarily for research and development and business development activities.

Backlog
- -------

As of December 31, 2000, 1999, and 1998, the Company had a camera backlog of approximately $281,000, $390,000, and $31,000, respectively. Backlog consists of camera system orders received from customers, which generally have a specified delivery schedule within one to four weeks of receipt. In addition, at December 31, 2000 and 1999, the Company had a backlog of PVTV Studio sales and services of approximately $350,000 and $560,000, respectively.

Liquidity and Capital Resources
- -------------------------------

At December 31, 2000, the Company had working capital of approximately $45,600,000, including approximately $39,319,000 in cash, cash equivalents and short-term investments. The Company used cash for operating activities of approximately $10,297,000, $7,556,000, and $3,819,000, for the years ended
December 31, 2000, 1999, and 1998, respectively. The increases in cash used for operating activities are primarily the result of increases in the net losses generated by the Company due to increased expenditures related to its wireless technology.

The Company generated cash from investing activities of approximately $2,587,000 and $6,739,000 for the years ended December 31, 2000 and 1998, respectively, and used cash for investing activities of approximately $1,815,000 for the year ended December 31, 1999. The cash provided by and used for investing activities is primarily a result of the purchase and maturity of investments in government backed securities, the payment for intangible assets, and capital expenditures. The Company incurred approximately $2,298,000, $1,655,000, and $1,799,000 in connection with patent costs primarily related to the Company's wireless technology in 2000, 1999 and 1998, respectively. The Company incurred approximately $5,116,000, $1,489,000, and $962,000 for capital expenditures in 2000, 1999, and 1998, respectively. These capital expenditures primarily represent the purchase of certain research and development software and test equipment, marketing and sales demonstration equipment and computer and office equipment to support additional personnel. The increase in capital expenditures during 2000 is primarily due to the setup of new wireless design centers in California and Orlando, the purchase of design software for wireless chip development, and the acquisition of a fractional share in an aircraft. At December 31, 2000, the Company was not subject to any significant commitments to make additional capital expenditures.

The Company generated cash from financing activities of approximately $36,954,000, $930,000, and $5,516,000 for the years ended December 31, 2000,
1999 and 1998, respectively. The cash generated from financing activities represents proceeds from the issuance of common stock to institutional investors in transactions exempt from registration under the Securities Act of 1933 and the exercise of employee stock options and warrants issued in connection with previous financing transactions and outside consulting agreements.

The Company's future business plans call for continued increases in research, development and marketing costs related to its wireless technology. The Company intends to utilize its working capital to fund these increases. The Company believes it has sufficient capital to fund its business plan for 2001 and on a longer term basis without additional capital. The Company's principal source of liquidity at December 31, 2000 consisted of $39.3 million in cash, cash equivalents and investments resulting from its initial public offering and subsequent offerings. Until the Company generates sufficient revenues from system and other sales, it will be required to continue to utilize its cash and investments to cover the continuing expense of product development, marketing and general administration.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements
                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                            25

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets - December 31, 2000 and 1999                26-27

   Consolidated Statements of Operations - for the years ended
      December 31, 2000, 1999 and 1998                                        28

   Consolidated Statements of Shareholders' Equity - for the
      years ended December 31, 2000, 1999 and 1998                         29-30

   Consolidated Statements of Cash Flows - for the years ended
      December 31, 2000, 1999 and 1998                                        31

   Notes to Consolidated Financial Statements - December 31,
      2000, 1999 and 1998                                                  32-48

FINANCIAL STATEMENT SCHEDULE:

   Schedule II - Valuation and Qualifying Accounts                            54

   Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

               Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of ParkerVision, Inc. and Subsidiary:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ParkerVision, Inc. and its subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Jacksonville, Florida
March 14, 2001

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                                          2000          1999
                                                       -----------   -----------
CURRENT ASSETS:
   Cash and cash equivalents                           $31,371,904   $ 2,128,742
   Short-term investments                                7,947,120    17,530,436
   Accounts receivable, net of allowance for doubtful
      accounts of $103,199 and $37,308 at December 31,
      2000 and 1999, respectively                        2,343,916       876,632
   Inventories, net                                      3,993,009     3,922,916
   Prepaid expenses and other                            3,391,595       878,784
                                                       -----------   -----------
         Total current assets                           49,047,544    25,337,510

PROPERTY AND EQUIPMENT, net                              7,522,645     3,284,755

OTHER ASSETS, net                                        7,037,705     4,149,153
                                                       -----------   -----------

         Total assets                                  $63,607,894   $32,771,418
                                                       ===========   ===========

      The accompanying notes are an integral part of these balance sheets.

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                                              2000            1999
                                                          ------------    ------------
CURRENT LIABILITIES:
   Accounts payable                                       $    893,406    $    704,467
   Accrued expenses:
      Salaries and wages                                       697,675         353,736
      Warranty reserves                                        198,140         139,326
      Sales tax payable                                        110,720          34,288
      Other accrued expenses                                   564,735         537,146
   Deferred revenue                                            983,044         835,988
                                                          ------------    ------------
         Total current liabilities                           3,447,720       2,604,951

DEFERRED INCOME TAXES                                          139,769          30,144

COMMITMENTS AND CONTINGENCIES
  (Notes 10 and 14)
                                                          ------------    ------------
         Total liabilities                                   3,587,489       2,635,095
                                                          ------------    ------------

SHAREHOLDERS' EQUITY:
   Convertible preferred stock, $1 par value, 5,000,000
      shares authorized, 114,019 shares issued and
      outstanding at December 31, 2000                         114,019               0
   Common stock, $.01 par value, 100,000,000 shares
     authorized, 13,445,675 and 11,790,048 shares
     issued and outstanding at December 31, 2000 and
     1999, respectively                                        134,457         117,900
   Warrants outstanding                                     15,659,035       3,232,025
   Additional paid-in capital                               83,937,839      53,723,742
   Accumulated other comprehensive loss                        (52,880)       (187,052)
   Accumulated deficit                                     (39,772,065)    (26,750,292)
                                                          ------------    ------------
         Total shareholders' equity                         60,020,405      30,136,323
                                                          ------------    ------------

         Total liabilities and shareholders' equity       $ 63,607,894    $ 32,771,418
                                                          ============    ============

      The accompanying notes are an integral part of these balance sheets.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                 2000            1999            1998
                                             ------------    ------------    ------------
Revenues, net                                $ 15,964,587    $ 10,549,081    $  9,891,543
Cost of goods sold                              8,489,877       6,940,440       6,430,517
                                             ------------    ------------    ------------
   Gross margin                                 7,474,710       3,608,641       3,461,026
                                             ------------    ------------    ------------

Research and development expenses              12,601,496       6,202,937       3,825,414
Marketing and selling expenses                  4,879,626       3,988,189       3,327,786
General and administrative expenses             4,961,082       4,383,785       2,489,959
Other expense                                       2,889          71,573           1,664
                                             ------------    ------------    ------------
   Total operating expenses                    22,445,093      14,646,484       9,644,823
                                             ------------    ------------    ------------

   Loss from operations                       (14,970,383)    (11,037,843)     (6,183,797)

Interest income                                 1,948,610       1,296,451       1,477,399
                                             ------------    ------------    ------------

   Net loss                                  $(13,021,773)   $ (9,741,392)   $ (4,706,398)
                                             ============    ============    ============

   Basic and diluted loss per common share   $      (1.03)   $      (0.83)   $      (0.41)
                                             ============    ============    ============

        The accompanying notes are an integral part of these statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                    2000            1999            1998
                                                                --------------------------------------------
CONVERTIBLE PREFERRED SHARES - BEGINNING OF YEAR                           0               0               0
   Issuance of preferred stock for purchase of STI assets             79,868               0               0
   Issuance of preferred stock as employee compensation               34,151               0               0
                                                                --------------------------------------------
CONVERTIBLE PREFERRED SHARES - END OF YEAR                           114,019               0               0
                                                                ============================================

PAR VALUE OF CONVERTIBLE PREFERRED SHARES - BEGINNING OF YEAR   $          0    $          0    $          0
   Issuance of preferred stock for purchase of STI assets             79,868               0               0
   Issuance of preferred stock as employee compensation               34,151               0               0
                                                                --------------------------------------------
PAR VALUE OF CONVERTIBLE PREFERRED SHARES - END OF YEAR         $    114,019    $          0    $          0
                                                                ============================================

COMMON SHARES - BEGINNING OF YEAR                                 11,790,048      11,718,678      11,337,707
   Issuance of common stock upon exercise of options and
      warrants                                                       504,565          71,370         142,875
   Issuance of restricted common stock as employee
      compensation                                                    92,112               0               0
   Issuance of common stock in private offering                    1,058,950               0         238,096
                                                                --------------------------------------------
COMMON SHARES - END OF YEAR                                       13,445,675      11,790,048      11,718,678
                                                                ============================================

PAR VALUE OF COMMON STOCK - BEGINNING OF YEAR                   $    117,900    $    117,187    $    113,377
   Issuance of common stock upon exercise of options and
      warrants                                                         5,046             713           1,429
   Issuance of restricted common stock as employee
      compensation                                                       921               0               0
   Issuance of common stock in private offering                       10,590               0           2,381
                                                                --------------------------------------------
PAR VALUE OF COMMON STOCK - END OF YEAR                         $    134,457    $    117,900    $    117,187
                                                                ============================================

WARRANTS OUTSTANDING - BEGINNING OF YEAR                        $  3,232,025    $  3,257,625    $  3,385,758
   Exercise of warrants                                             (738,385)        (25,600)       (128,133)
   Issuance of warrants in connection with private offering       13,165,395               0               0
                                                                --------------------------------------------
WARRANTS OUTSTANDING - END OF YEAR                              $ 15,659,035    $  3,232,025    $  3,257,625
                                                                ============================================

        The accompanying notes are an integral part of these statements.

                        PARKERVISION, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                   2000            1999            1998
                                                               --------------------------------------------
ADDITIONAL PAID-IN CAPITAL - BEGINNING OF YEAR                 $ 53,723,742    $ 52,543,817    $ 46,330,279
   Issuance of common stock upon exercise of options and
      warrants                                                    7,723,866         954,676         659,184
   Issuance of restricted common stock as employee
      compensation                                                2,853,139               0               0
   Issuance of common stock in private offering                  16,787,015               0       4,981,319
   Issuance of preferred stock for purchase of STI assets         1,916,832               0               0
   Issuance of preferred stock as employee compensation             819,624               0               0
   Issuance of options for business consulting services                   0               0         573,035
   Amortization of deferred compensation                            113,621         225,249               0
                                                               --------------------------------------------
ADDITIONAL PAID-IN CAPITAL - END OF YEAR                       $ 83,937,839    $ 53,723,742    $ 52,543,817
                                                               ============================================

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - BEGINNING
   OF YEAR                                                     $   (187,052)   $     72,241    $          0
   Change in unrealized gain (loss) on investments                  134,172        (259,293)         72,241
                                                               --------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - END OF
   YEAR                                                        $    (52,880)   $   (187,052)   $     72,241
                                                               ============================================

ACCUMULATED DEFICIT - BEGINNING OF YEAR                        $(26,750,292)   $(17,008,900)   $(12,302,502)
   Net loss                                                     (13,021,773)     (9,741,392)     (4,706,398)
                                                               --------------------------------------------
ACCUMULATED DEFICIT - END OF YEAR                              $(39,772,065)   $(26,750,292)   $(17,008,900)
                                                               ============================================

TOTAL SHAREHOLDERS' EQUITY - BEGINNING OF YEAR                 $ 30,136,323    $ 38,981,970    $ 37,526,912
   Issuance of common stock upon exercise of options and
      warrants                                                    6,990,526         929,789         532,480
   Issuance of restricted common stock as employee
      compensation                                                2,854,060               0               0
   Issuance of common stock in private offering                  29,963,001               0       4,983,700
   Issuance of preferred stock for purchase of STI assets         1,996,700               0               0
   Issuance of preferred stock as employee compensation             853,775               0               0
   Issuance of options for business consulting services                   0               0         573,035
   Amortization of deferred compensation                            113,621         225,249               0
   Comprehensive loss                                           (12,887,601)    (10,000,685)     (4,634,157)
                                                               --------------------------------------------
TOTAL SHAREHOLDERS' EQUITY - END OF YEAR                       $ 60,020,405    $ 30,136,323    $ 38,981,970
                                                               ============================================

        The accompanying notes are an integral part of these statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               2000            1999            1998
                                                           ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $(13,021,773)   $ (9,741,392)   $ (4,706,398)
   Adjustments to reconcile net loss to net cash used in
      operating  activities:
      Depreciation and amortization                           2,002,896       1,573,932       1,064,572
      Amortization of discounts on investments                 (282,512)        (41,961)       (194,792)
      Provision for obsolete inventories                        320,000         240,000         210,000
      Stock compensation                                      1,299,101               0               0
      Loss on sale of equipment                                   2,889          71,416               0
      Changes in operating assets and liabilities:
         Accounts receivable, net                            (1,467,284)        (70,752)       (144,933)
         Inventories                                           (390,093)       (925,349)       (477,480)
         Prepaid and other expenses                            (163,545)        (16,705)        333,374
         Accounts payable and accrued expenses                1,256,055         552,418          84,076
         Deferred revenue                                       147,056         802,584          12,431
                                                           ------------    ------------    ------------
            Total adjustments                                 2,724,563       2,185,583         887,248
                                                           ------------    ------------    ------------
Net cash used in operating activities                       (10,297,210)     (7,555,809)     (3,819,150)
                                                           ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments available for sale                         0      (5,740,892)              0
   Purchase of investments held to maturity                           0      (3,929,482)     (8,000,000)
   Proceeds from maturity of investments                     10,000,000      11,000,000      17,500,000
   Purchase of property and equipment                        (5,115,619)     (1,489,267)       (962,003)
   Payment for patent costs                                  (2,297,536)     (1,655,032)     (1,798,785)
                                                           ------------    ------------    ------------
Net cash provided by (used in) investing activities           2,586,845      (1,814,673)      6,739,212
                                                           ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                    36,953,527         929,789       5,516,180
                                                           ------------    ------------    ------------
Net cash provided by financing activities                    36,953,527         929,789       5,516,180
                                                           ------------    ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      29,243,162      (8,440,693)      8,436,242

CASH AND CASH EQUIVALENTS, beginning of year                  2,128,742      10,569,435       2,133,193
                                                           ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                     $ 31,371,904    $  2,128,742    $ 10,569,435
                                                           ============    ============    ============

        The accompanying notes are an integral part of these statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


1.   THE COMPANY AND NATURE OF BUSINESS:
     -----------------------------------

ParkerVision, Inc. (the "Company") was incorporated under the laws of the state of Florida on August 22, 1989. The Company's operations are categorized into two operating segments -- the Video Products Division ("Video Division") and the Wireless Technology Division ("Wireless Division").

The Company operates in highly competitive industries with rapidly changing and evolving technologies and an increasing number of market entrants. The Company's potential competitors have substantially greater financial, technical and other resources than those of the Company. The Company has made significant investments in developing the technology and manufacturing capability for its products, the returns on which are dependent upon the generation of future revenues for realization. The Company has not yet generated sufficient revenues to offset its expenses and, thus, has utilized proceeds from the sale of equity securities to fund its operations. In the opinion of management, the Company has adequate funds to meet its liquidity needs for 2001. The Company also believes it will be able to generate increased revenues and additional capital, if necessary, to sustain its operations on a longer-term basis. The Company has no current arrangement with respect to additional financing.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

BASIS OF CONSOLIDATION.
Effective October 2, 2000, the Company formed a wholly owned subsidiary, D2D, LLC. The consolidated financial statements include the accounts of ParkerVision, Inc. and its subsidiary, after elimination of all intercompany transactions and accounts.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management include the allowance for doubtful accounts receivable, inventory reserves for potential excess or obsolete inventory, the amortization period for intangible assets, and warranty reserves. Actual results could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, the Company considers cash and cash equivalents to include cash on hand, interest-bearing deposits, overnight repurchase agreements and U.S. Treasury money market investments with original maturities when purchased of three months or less.

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

INVENTORIES
Inventories are stated at the lower of cost (as determined under the first-in, first-out method) or market (net realizable value). Cost includes the acquisition of purchased materials, labor and overhead. Purchased materials inventory consists principally of components and subassemblies. The Company's investment in inventory is maintained to meet anticipated future demand for its product and the buildup of safety stock on single-source or long lead-time components.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the following estimated useful lives:

     Manufacturing and office equipment              5-7 years
     Tools and dies                                  5-7 years
     Leasehold improvements                         7-10 years
     Aircraft                                         20 years
     Vehicles                                          5 years
     Furniture and fixtures                            7 years

The cost and accumulated depreciation of assets sold or retired are removed from their respective accounts, and any resulting gain or loss is recognized in the accompanying consolidated statements of operations.

OTHER ASSETS
Included in other assets are patent costs, prepaid compensation, prepaid licensing fees, deposits and prepaid noncompete and other intangible assets. The Company has pursued an aggressive schedule for filing and acquiring patents related to its wireless technology. Patent costs represent legal and filing costs incurred to obtain patents and trademarks for product concepts and methodologies developed by the Company. The Company currently holds nineteen United States patents and seven foreign patents and has submitted multiple patent applications that are currently pending. Capitalized patent costs are being amortized over the estimated lives of the related patents, ranging from five to twenty years. Prepaid compensation represents compensation under employment agreements in connection with the acquisition of STI assets in 2000. This prepaid compensation is being amortized to expense over the term of the related employment agreements, or approximately three years. Prepaid licensing fees represent costs incurred to obtain licenses for use of certain technologies in future products. Prepaid licensing fees are being amortized over the estimated terms of the licensing agreements. Prepaid noncompete and other intangible assets represent intangible assets in connection with the acquisition of STI assets in 2000. These assets are being amortized over their estimated lives of two to three years.

REVENUE RECOGNITION
Product revenues, recorded net of discounts, are recognized at the time a product is shipped or services are performed and the Company has no significant further obligations to the customer. Customer prepayments are deferred until product shipment has occurred or services have been rendered and there are no significant further obligations to the customer. Revenue from multi-element support contracts is recognized ratably over the life of the agreement, generally one year.

WARRANTY COSTS
The Company generally warrants against defects in workmanship and material for one year. Estimated costs related to warranty are accrued at the time of revenue recognition and are included cost of sales. The Company offers extended service and support contacts on its camera and automated production systems. Service and support contract revenue is recognized ratably over the life of the agreement, generally one year.

LOSS PER COMMON SHARE
Basic loss per common share is determined based on the weighted-average number of common shares assumed to be outstanding during each year. Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted-average number of common shares assumed to be outstanding for the years ended December 31, 2000, 1999, and 1998, was 12,688,275, 11,763,380 and
11,413,555, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS
SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets, including intangibles of an entity, be reviewed for impairment. If circumstances suggest that their values may be impaired, an assessment of recoverability is performed prior to any write-down of the asset. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment write-down to fair value (representing the carrying amount that exceeds the discounted expected future cash flows) would be recorded as a period expense. As of December 31, 2000, the Company does not believe any such assets are impaired.

COMPREHENSIVE INCOME
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components. The Company's other comprehensive income (loss) is comprised of unrealized gains (losses) on investments available-for-sale which are included in accumulated other comprehensive income in the consolidated statements of shareholders' equity.

STATEMENTS OF CASH FLOWS
The Company paid no interest during 1998, 1999 or 2000. In March 2000, the Company issued Preferred Stock for the acquisition of substantially all of the assets of STI, valued at $1,996,700 (see Note 15). In addition, the Company issued Preferred Stock and restricted common stock under its 1993 Stock Plan ("1993 Plan") as signing bonuses and prepaid compensation totaling approximately $3,600,000. In 1999, the Company amortized deferred compensation related to options issued in 1998 by approximately $225,000. In 1998, the Company issued an aggregate of 90,000 options, valued at approximately $901,000 for professional services and recorded the forfeiture of 40,000 options valued at approximately $328,000.

RECLASSIFICATIONS
Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements in order to conform to the 2000 presentation.

3.   INVESTMENTS:
     ------------

At December 31, 2000 and 1999, short-term investments included investments with maturity dates of less than one year classified as held-to-maturity reported at their amortized cost of $0 and $3,976,596, respectively. At December 31, 2000 and 1999, short-term investments included investments with maturity dates from one to two years classified as available-for-sale reported at their fair value based on quoted market prices of $7,947,120 and $13,553,840, respectively. For the years ended December 31, 2000, 1999 and 1998, unrealized gains (losses) of $134,172, $(259,293), and $72,241 were recognized.

4.   INVENTORIES:
     ------------
Inventories consist of the following at December 31, 2000 and 1999:

                                        2000           1999
                                    -----------    -----------
     Purchased materials            $ 2,970,724    $ 2,328,805
     Work in process                    161,447         95,253
     Finished goods                     486,525      1,105,209
     Demonstration inventory          1,142,598        897,461
                                    -----------    -----------
                                      4,761,294      4,426,728
     Less allowance for inventory
        obsolescence                   (768,285)      (503,812)
                                    -----------    -----------
                                    $ 3,993,009    $ 3,922,916
                                    ===========    ===========

5.   PREPAID EXPENSES AND OTHER
     --------------------------

Prepaid expenses and other consist of the following at December 31, 2000 and 1999:

                                         2000         1999
                                      ----------   ----------
     Prepaid insurance                $  922,174   $  393,947
     Prepaid compensation              1,333,074            0
     Prepaid rent                        150,059        8,802
     Other prepaid expenses              815,282      434,761
     Current deferred tax asset          139,769       30,144
     Interest and other receivables       31,237       11,130
                                      ----------   ----------
                                      $3,391,595   $  878,784
                                      ==========   ==========

6.   PROPERTY AND EQUIPMENT, NET:
     ----------------------------

Property and equipment, at cost, consist of the following at December 31, 2000 and 1999:

                                              2000            1999
                                          ------------    ------------
     Manufacturing and office equipment   $  9,693,835    $  5,820,656
     Tools and dies                            809,432         792,688
     Leasehold improvements                    651,075         473,301
     Aircraft and vehicles                     818,684               0
     Furniture and fixtures                    486,493         213,441
                                          ------------    ------------
                                            12,459,519       7,300,086
     Less accumulated depreciation          (4,936,874)     (4,015,331)
                                          ------------    ------------
                                          $  7,522,645    $  3,284,755
                                          ============    ============

Depreciation expense related to property and equipment was $1,364,801, $893,431 and $742,791, in 2000, 1999 and 1998, respectively.

7.   OTHER ASSETS
     ------------

Other assets consist of the following at December 31, 2000 and 1999:

                                         2000           1999
                                     -----------    -----------
     Patents and copyrights          $ 5,803,185    $ 3,777,749
     Prepaid compensation              2,327,677              0
     Noncompete agreement                300,000              0
     Other intangible assets             364,830              0
     Prepaid licensing fees                    0        700,000
     Deposits and other                  248,661          9,598
                                     -----------    -----------
                                       9,044,353      4,487,347
     Less accumulated amortization    (2,006,648)      (338,194)
                                     -----------    -----------
                                     $ 7,037,705    $ 4,149,153
                                     ===========    ===========

Amortization of patents and copyrights, noncompete and other intangibles was $638,095, $164,959, and $49,194 in 2000, 1999 and 1998, respectively. Prepaid license fees totaling $673,661 were written off in 2000.

8.   INCOME TAXES AND TAX STATUS:
     ----------------------------

The Company accounts for income taxes in accordance with SFAS No.109, "Accounting for Income Taxes." A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                            2000          1999          1998
                                        -----------   -----------   -----------
     Tax benefit at statutory rate      $(4,427,403)  $(3,312,073)  $(1,600,175)
     State tax benefit                     (472,690)     (353,613)     (235,320)
     Increase in valuation allowance      5,640,588     3,942,379     2,522,765
     Research and  development credit      (784,970)     (386,877)     (681,798)
     Other                                   44,475       110,184        (5,472)
                                        -----------   -----------   -----------
                                        $         0   $         0   $         0
                                        ===========   ===========   ===========

The Company's deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of the Company's assets and liabilities at December 31, 2000 and 1999:

                                                              2000            1999
                                                          ------------    ------------
     Current deferred taxes:
        Current gross deferred tax assets:
           Deferred revenue                               $    291,821    $    259,575
           Inventory obsolescence reserve                      288,107         188,930
           Inventory capitalization                             96,588         121,648
           Warranty reserve                                     74,302          52,247
           Vacation accrual                                    101,763          55,202
           Allowance for doubtful accounts                      38,700          13,991
                                                          ------------    ------------
                                                               891,281         691,593
           Less valuation allowance                           (751,512)       (661,449)
                                                          ------------    ------------
              Current net deferred tax assets             $    139,769    $     30,144
                                                          ============    ============

     Noncurrent deferred taxes:
        Noncurrent gross deferred tax assets:
           Net operating loss carryforward                $ 17,353,311    $  9,872,395
           Research and development credit carryforward      2,787,636       1,526,066
           Patent amortization and other                       213,968         464,005
                                                          ------------    ------------
                                                            20,354,915      11,862,466
           Less valuation allowance                        (18,481,475)    (11,421,062)
                                                          ------------    ------------
              Noncurrent net deferred tax assets             1,873,440         441,404
                                                          ------------    ------------

        Noncurrent gross deferred tax liabilities:
           Warrant exercise                                 (1,418,016)       (294,146)
           Depreciation and other                             (595,193)       (177,402)
                                                          ------------    ------------
              Noncurrent deferred tax liabilities           (2,013,209)       (471,548)
                                                          ------------    ------------

     Noncurrent net deferred tax liabilities              $   (139,769)   $    (30,144)
                                                          ============    ============

The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income. The valuation allowance for deferred tax assets as of December 31, 2000 and 1999 was $19,232,987 and $12,082,511, respectively.

At December 31, 2000, the Company had net operating loss and research and development carryforwards for income tax purposes of approximately $45,275,000 and $2,788,000, respectively, which expire beginning in 2008. The Company's ability to benefit from the net operating loss and research and development carryforwards could be limited under certain provisions of the Internal Revenue Code if ownership of the Company changes by more than 50%, as defined.

9.   WARRANTY COSTS
     --------------

For the years ended December 31, 2000, 1999 and 1998, warranty expenses were approximately $147,000, $110,000 and $95,000, respectively

10.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

LEASE COMMITMENTS
The Company's executive offices and Video Division operations are located in Jacksonville, Florida, pursuant to a noncancelable lease agreement (see Note
11). The initial lease term expired in February 1997, and the Company exercised its first of three five-year renewal options. The lease is on a triple net basis and currently provides for a monthly base rental payment of $24,288 through February 2002.

In November 1999, the Company entered into a lease arrangement for additional office space in Jacksonville, Florida under a noncancelable lease agreement. The initial lease term expired in May 2000 and the Company exercised its one-year renewal option. The lease currently provides for a monthly base rental payment of approximately $9,300 through May 2001.

In 2000, the Company entered into a lease agreement for office space in Lake Mary, Florida for the Wireless Division's Orlando engineering personnel. The lease term commenced in September 2000 and currently provides for a monthly base rental payment of approximately $19,500 through December 2005. The Company entered into a lease agreement for additional office space in the same facility in November 2000 for the Wireless Division's Orlando business development personnel. The lease term provides for a monthly base rental payment of approximately $6,500 through November 2005.

Also in 2000, the Company entered into a lease agreement for office space in Pleasanton, California for the Wireless Division's West Coast engineering and business development personnel. The lease term commenced in March 2000 and provides for a monthly base rental payment of approximately $13,700 through March 2005.

The Company leases a demonstration and training facility in Los Angeles, California pursuant to a noncancelable lease agreement. The lease provides for a monthly rental payment of approximately $1,600 per month through May 2002.

In addition to sales tax payable on base rental amounts, certain leases obligate the Company to pay property taxes, maintenance and repair costs. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $663,293, $342,973 and $325,218, respectively. Future minimum lease payments under all noncancelable operating leases as of December 31, 2000 were as follows:

          2001              $  846,000
          2002                 528,000
          2003                 475,000
          2004                 475,000
          2005                 268,000
                            ----------
                            $2,592,000
                            ==========

PURCHASE COMMITMENTS
At December 31, 2000, the Company has commitments to purchase materials aggregating approximately $579,000 through 2001 from seven suppliers. One of these suppliers is a single-source supplier of the Company's camera modules and accounted for approximately 20%, 26% and 18% of the Company's component purchases for the years ended December 31, 2000, 1999 and 1998, respectively. No other supplier accounted for more than 10% of the Company's component purchases in 2000, 1999 or 1998.

11.  RELATED-PARTY TRANSACTIONS:
     ---------------------------

The Company leases its manufacturing and headquarters office facilities from the Chairman and Chief Executive Officer of the Company and his mother. The lease's current terms obligate the Company through February 28, 2002 at a monthly base rental payment of $24,288.

12.  CONCENTRATIONS OF CREDIT RISK
     -----------------------------

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and trade receivables. At December 31, 2000, the Company had cash balances on deposit with banks that exceeded the balance insured by the F.D.I.C. The Company maintains its cash investments with what management believes to be quality financial institutions and limits the amount of credit exposure to any one institution.

One customer, Vtel Corporation ("VTEL") accounted for approximately 16%, 29% and 35% of the Company's total revenues in 2000, 1999 and 1998, respectively. The Ackerley Group, a broadcast ownership group, accounted for approximately 30% of the Company's revenues in 2000. No other customer accounted for more that 10% of the Company's revenues in 2000, 1999 or 1998. The Ackerley Group accounted for approximately 56% of accounts receivable at December 31, 2000. The Company closely monitors extensions of credit and has never experienced significant credit losses.

13.  BUSINESS SEGMENT INFORMATION
     ----------------------------

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

Management primarily evaluates the operating performance of its segments based on net sales and income from operations. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting polices discussed in Note 2.

Prior to 1999, the Company operated in a single reportable segment of microelectronic hardware and software products and related technologies. As the Company has completed the research of its wireless technology and is moving toward commercialization of the technology, the Company redefined its reportable segments effective July 1, 1999. Segment information for 1998 is restated to reflect the revised segments. Segment results are as follows (in thousands):

                                                 2000        1999        1998
                                               --------    --------    --------
     NET SALES:
        Video Division                         $ 15,965    $ 10,549    $  9,892
        Wireless Division                             0           0           0
                                               --------    --------    --------
           Total net sales                     $ 15,965    $ 10,549    $  9,892
                                               ========    ========    ========

     LOSS FROM OPERATIONS:
        Video Division                         $     99    $ (3,384)   $ (2,941)
        Wireless Division                       (15,047)     (7,653)     (3,242)
        Other (a)                                 1,926       1,296       1,477
                                               --------    --------    --------
           Total net loss                      $(13,022)   $ (9,741)   $ (4,706)
                                               ========    ========    ========

     DEPRECIATION:
        Video Division                         $    545    $    539    $    510
        Wireless Division                           820         354         233
                                               --------    --------    --------
           Total depreciation                  $  1,365    $    893    $    743
                                               ========    ========    ========

     AMORTIZATION OF INTANGIBLES
     AND OTHER ASSETS:
        Video Division                         $     70    $    183    $     85
        Wireless Division                           568         498         133
                                               --------    --------    --------
           Total amortization                  $    638    $    681    $    218
                                               ========    ========    ========

     CAPITAL EXPENDITURES:
        Video Division                         $    309    $    616    $    422
        Wireless Division                         4,621         695         380
        Other (b)                                   186         178         160
                                               --------    --------    --------
           Total capital expenditures          $  5,116    $  1,489    $    962
                                               ========    ========    ========

     ASSETS:                                     2000        1999        1998
                                               --------    --------    --------
        Video Division                         $  8,208    $  7,345    $  6,385
        Wireless Division                        14,302       4,610       2,753
        Other (c)                                41,074      20,816      31,112
                                               --------    --------    --------
           Total assets                        $ 63,584    $ 32,771    $ 40,250
                                               ========    ========    ========

     (a)  Other primarily represents interest income from investments.

     (b)  Other represents corporate improvements, furniture and equipment.

     (c)  Other includes the following corporate assets (in thousands):

                                         December 31,    December 31,
                                             2000            1999
                                         ------------    ------------
     Cash and investments                   $39,319         $19,659
     Interest and other receivables              20              11
     Prepaid expenses                         1,023             466
     Property and equipment, net                680             670
     Other assets                                32              10
                                         ------------    ------------
        Total                               $41,074         $20,816
                                         ============    ============

14.  STOCK OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION PLANS:
     -----------------------------------------------------------

1993 STOCK PLAN
The Company adopted a stock plan in September 1993 (the "1993 Plan"). The 1993 Plan, as amended, provides for the grant of options and other Company stock awards to employees, directors and consultants, not to exceed 3,500,000 shares of common stock. The plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, bargain purchases of common stock, bonuses of common stock and various stock benefits or cash. Options granted to employees and consultants under the 1993 Plan generally vest for periods up to ten years and are exercisable for a period of five years from the date the options become vested. Options granted to directors under the 1993 Plan are generally exercisable immediately and expire ten years from the date of grant. Options to purchase 139,768 shares of common stock were available for future grants under the 1993 Plan at December 31, 2000.

2000 PERFORMANCE EQUITY PLAN
The Company adopted a performance equity plan in July 2000 (the "2000 Plan"). The 2000 Plan provides for the grant of options and other Company stock awards to employees, directors and consultants, not to exceed 5,000,000 shares of common stock. The plan provides for benefits in the form of incentive stock options, nonqualified stock options, and stock appreciation rights, restricted share awards, stock bonuses and various stock benefits or cash. Options granted to employees and consultants under the 2000 Plan generally vest for periods up to five years and are exercisable for a period of five years from the date the options become vested. Options granted to directors under the

2000 Plan are generally exercisable immediately and expire ten years from the date of grant. Options to purchase 3,921,600 shares of common stock were available for future grants under the 2000 Plan at December 31, 2000.

The following table summarizes option activity in aggregate under the 1993 and 2000 Plans for each of the years ended December 31:

                                       2000                    1999                    1998
                               -------------------     -------------------     -------------------
                                             Wtd.                    Wtd.                    Wtd.
                                           Avg. Ex.                Avg. Ex.                Avg. Ex.
                                 Shares     Price        Shares     Price        Shares     Price
                               -------------------     -------------------     -------------------
     Outstanding at
        beginning of year      2,284,030    $17.41     1,937,530    $16.06     1,187,200    $13.46
     Granted                   2,447,900     35.49       414,100     23.25       902,640     19.31
     Exercised                  (206,065)    19.17       (61,370)    13.52        (8,350)     6.26
     Forfeited                  (512,430)    25.83        (6,230)    21.55      (143,960)    15.63
                               -------------------     -------------------     -------------------
     Outstanding at
        end of year            4,013,435    $27.28     2,284,030    $17.41     1,937,530    $16.06
                               ===================     ===================     ===================

     Exercisable at
        end of year            1,450,958    $24.42       812,020    $14.99       668,460    $14.11
                               ===================     ===================     ===================

     Weighted average
        fair value of
        options granted                     $24.01                  $14.51                  $12.37
                                           =======                 =======                 =======

The options outstanding at December 31, 2000 under the 1993 and 2000 Plans have exercise price ranges and weighted average contractual lives as follows:

                                    Options Outstanding                          Options Exercisable
                   ----------------------------------------------------    --------------------------------
                        Number             Wtd.Avg.                            Number
   Range of         Outstanding at        Remaining         Wtd. Avg.        Exercisable        Wtd. Avg.
   Exercise            December          Contractual        Exercise         at December        Exercise
    Prices             31, 2000             Life              Price           31, 2000            Price
- ---------------    ----------------    ---------------    -------------    ---------------    -------------
  $5.00-$6.625          24,900            3.5 years          $ 5.97             24,900           $ 5.97
 $7.875-$10.50         100,000              3 years          $ 7.88            100,000           $ 7.88
$11.875-$15.625        910,500              8 years          $14.21            473,600           $15.57
 $18.75-$28.125      1,428,195              9 years          $22.93            364,438           $20.71
 $28.25-$41.875      1,178,340              9 years          $36.51            458,020           $40.71
 $44.00-$61.50         371,500           11.5 years          $53.41             30,000           $61.50
                     ---------                                               ---------
                     4,013,435                                               1,450,958
                     =========                                               =========

Included in option grants under the 1993 Plan are 50,000 option shares granted in 1998 to outside patent counsel for patent and other legal services. These options were granted at an exercise price of $18.75 per share and vest ratably over three years. The estimated fair value of these options at the date of grant was approximately $10.62 per share or $532,000 based on a Black-Scholes option-pricing model. In November 1999, the Company accelerated vesting for these options and all remaining options are fully exercisable. The estimated fair value of these options was measured as of the date of acceleration using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.50%, no expected dividend yield, expected life of four years and expected volatility of 60%. This measurement date resulted in an increase in the fair value estimate of approximately $145,000. The estimated fair value of these options was amortized to expense in 1998 and 1999.

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

NON-PLAN OPTIONS/WARRANTS
The Company has granted options and warrants outside the 1993 and 2000 Plans for employment inducements, non-employee consulting services, and for underwriting and other services in connection with stock offerings. Non-plan options and warrants are generally granted with exercise prices equal to fair market value at the date of grant. The following table summarizes activity related to non-plan options and warrants for each of the years ended December 31:

                                       2000                    1999                    1998
                               -------------------     -------------------     -------------------
                                             Wtd.                    Wtd.                    Wtd.
                                           Avg. Ex.                Avg. Ex.                Avg. Ex.
                                 Shares     Price        Shares     Price        Shares     Price
                               -------------------     -------------------     -------------------
     Outstanding at
        beginning of year      1,761,625    $21.03     1,146,625    $16.78       680,000    $12.94
     Granted                   1,058,950     45.23       625,000     28.65       516,625     21.17
     Exercised                  (298,500)    10.44       (10,000)    10.00       (50,000)    10.00
     Forfeited                  (400,000)    30.00             0                       0
                               -------------------     --------------------    -------------------
     Outstanding end of
     year                      2,122,075    $32.91     1,761,625    $21.03     1,146,625    $12.94
                               ===================     ====================    ===================
     Exercisable at
        end of year              677,547    $13.97       750,650    $14.575      665,325    $12.94
                               ===================     ====================    ===================

     Weighted average
        fair value of
        options granted                     $12.43                  $20.20                  $14.11
                                           =======                 =======                 =======

The non-plan options and warrants outstanding at December 31, 2000 have exercise price ranges and weighted-average contractual lives as follows:

                               Options/Warrants Outstanding                  Options/Warrants Exercisable
                   ----------------------------------------------------    --------------------------------
                        Number             Wtd.Avg.                            Number
   Range of         Outstanding at        Remaining         Wtd. Avg.        Exercisable        Wtd. Avg.
   Exercise            December          Contractual        Exercise         at December        Exercise
    Prices             31, 2000             Life              Price           31, 2000            Price
- ---------------    ----------------    ---------------    -------------    ---------------    -------------
    $5.00               50,000              3 years          $ 5.00           50,000             $ 5.00
    $10.00             101,500            0.5 years          $10.00          101,500             $10.00
$15.125-$22.50         696,625            5.5 years          $21.51          401,047             $21.62
$23.25-$30.00          391,492              8 years          $27.26          125,000             $28.65
$35.41-$37.68          352,983           11.5 years          $36.55                0
    $56.66             529,475           11.5 years          $56.66                0
                     ---------                                               -------
                     2,122,075                                               677,547
                     =========                                               =======

Included in non-plan options and warrants are 1,058,950 warrants issued in connection with the May 2000 sale of equity securities to Tyco International and Leucadia National (see Note 16). These warrants vest from November 2001 to May 2002 at exercise prices ranging from $28.33 to $56.66 per share and expire ten years from the date they first become vested. The warrants have an estimated fair market value of $12.43 per share, or $13,165,395. The fair value was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.5%, no expected dividend yield, expected lives of four to five years and expected volatility of 60%.

Also included in non-plan options and warrants are 25,000 option shares granted in 1998 to outside patent counsel for patent and other legal services. These options were granted at an exercise price of $18.75 per share and vest ratably over three years. The estimated fair value of these options at the date of grant was approximately $10.62 per share or $265,000 based on a Black-Scholes option-pricing model. In November 1999, the Company accelerated vesting for these options and all remaining options are fully exercisable. The estimated fair value of these options was measured as of the date of acceleration using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.50%, no expected dividend yield, expected life of four years and expected volatility of 60%. This measurement date resulted in an increase in the fair value estimate of approximately $72,000. The estimated fair value of these options was amortized to expense in 1998 and 1999.

Also included in non-plan options and warrants is an option to purchase 15,000 shares of the Company's common stock granted in November 1998 to an outside consultant in exchange for administrative services rendered. This option has an exercise price of $18.75 per share, is fully exercisable and expires five years from the date of grant. The estimated fair value of this option is approximately $6.95 per share or approximately $104,250, which has been expensed in the accompanying consolidated statement of operations in 1998. The fair value is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 4.70%, no expected dividend yield, expected life of two years and expected volatility of 62%.

Also included in non-plan options and warrants are 200,000 warrants granted in 1996 to Whale Securities Co., L.P. ("Whale") and its designees under a five year financial consulting and advisory agreement. These warrants were granted with an exercise price of $10.00 per share, are fully exercisable and expire five years from the date of grant. The estimated fair value of the warrants at the date of grant was $2.56 per share, or $512,000. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.34%, no expected dividend yield, expected life of two years and expected volatility of 40%. The fair value of these warrants was included in other assets and amortized to expense over the term of the consulting agreement. In 1999, the Company ceased utilizing services under the agreement, and expensed the remaining unamortized portion of the fair value related to these warrants in the accompanying consolidated statement of operations.

COMPENSATION COSTS
The Company's employee stock options are accounted for under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with SFAS No.123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                                   2000           1999           1998
                                              -------------   ------------   ------------
                     Net Loss: As Reported    $(13,021,773)   $(9,741,392)   $(4,706,398)
                               Pro Forma       (37,326,143)   (13,772,578)    (9,010,611)

     Basic Net Loss Per Share: As Reported          $(1.03)        $(0.83)        $(0.41)
                               Pro Forma             (2.94)         (1.17)         (0.79)

The fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998:

                               2000              1999              1998
                          -------------     -------------     --------------
Expected volatility          59%-69%           57%-60%             62%
Risk free interest rate    5.56%-6.78%       5.31%-6.08%      4.70% to 5.98%
Expected life               1-15 years        4-11 years        2-11 years
Dividend yield                  --                --                --

15.  ACQUISITION
     -----------

On March 10, 2000, the Company completed the acquisition of substantially all the assets of Signal Technologies, Inc. ("STI"), a Florida subchapter S corporation specializing in radio-frequency design services. The purchase price of approximately $1,997,000 was fully paid in the Company's newly issued Series D Preferred Stock (see note 16). The acquisition was accounted for as a purchase under

Accounting Principles Board Opinion No. 16 (APB 16). In accordance with APB 16, a portion of the purchase price has been allocated to assets acquired based on the fair value at the date of the acquisition, while the balance of approximately $365,000 was recorded as goodwill and is being amortized over five years on a straight line basis. The operating results of the acquired business have been included in the Consolidated Statement of Operations from the date of acquisition.

Unaudited pro forma consolidated results of operations have not been presented as if the acquisition of STI had been made at the beginning of the periods presented. The effect of the acquisition on the consolidated financial statements for 2000 and 1999 is not significant and would not have been materially different from the reported amounts for 2000 and 1999.

16.  STOCK AUTHORIZATION AND ISSUANCE:
     ---------------------------------

PREFERRED STOCK
In March 2000, the Company issued 78,868 shares of Series D Preferred Stock, $1 par value, $25 stated value, for the acquisition of substantially all of the assets of Signal Technologies, Inc. ("STI"). The Company also issued an aggregate of 34,151 shares of Series A, B, and C Preferred Stock, $1 par value, $25 stated value as signing bonuses and compensation under employment contracts for certain employees of STI.

The Series D Preferred Stock is convertible at the holder's option at any time on or after March 10, 2001 and shall automatically convert on March 10, 2002.

The Series A, B and C Preferred Stock is automatically converted to common stock as follows:

                     # of Preferred Shares   Conversion Date
                     ---------------------------------------

     Series A                6,795            March 10, 2001
     Series B               13,678            March 10, 2002
     Series C               13,678            March 10, 2003

The Series A, B, and C Preferred Stock is cancelable prior to the conversion date if the employment of the holder of the preferred shares is terminated for cause or due to death, or in the event that a minimum number of defined key employees are no longer employed by the Company.

The conversion rate for Series A, B, C and D Preferred Stock is determined by dividing the stated value of the preferred stock by the market value of the common stock determined based on the average closing bid price of the common stock for five consecutive trading days immediately prior to the conversion date. Holders of the convertible preferred stock are not entitled to dividends and have no voting rights, except as required by applicable law. The convertible preferred stock is senior to the common stock with respect to liquidation events.

COMMON STOCK
In May 2000, the Company issued an aggregate of 1,058,950 shares of its common stock to Tyco International, Inc. and Leucadia National in a private placement transaction. The shares, which constituted approximately 8% of the Company's outstanding common stock on an after-issued basis, were sold at a price of $28.33 per share, for net proceeds of approximately $30,000,000.

On December 1, 1998, the Company issued 238,096 shares of its common stock to Questar InfoComm, Inc. in a private placement transaction. The shares, which constituted approximately 2% of the Company's outstanding common stock on an after-issued basis, were sold at a price of $21.00 per share, for net proceeds of approximately $5,000,000.

17.  SUBSEQUENT EVENT
     ----------------

On March 8, 2001, the Company issued an aggregate of 83,451 shares of its common stock to Texas Instruments, Inc. in a private placement transaction. The shares, which constituted less than 1% of the Company's outstanding common stock on an after-issued basis, were sold at a price of $29.96 per share, for net proceeds of approximately $2,500,000. In connection with this offering, the Company issued warrants for the purchase of 83,451 additional shares of its common stock at exercise prices ranging from $29.96 to $39.84 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 12, 1999, the Company selected PricewaterhouseCoopers LLP to replace Arthur Andersen LLP as its independent certified public accountants. The decision to change auditors was approved by the board of directors of the Company.

Arthur Andersen LLP's report on the financial statements of the Company as of December 31, 1998 and for each of the two years in the period ended December 31, 1998 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions "Election of Directors" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, (the "2001 Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the caption "Election of Directors - Executive Compensation" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption "Security Ownership of Certain Beneficial Owners" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  contained  under the caption  "Election of Directors - Certain
Relationships  and  Related   Transactions"  in  the  2001  Proxy  Statement  is
incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  EXHIBITS

 Exhibit
 Number                               Description
- --------  ----------------------------------------------------------------------
   3.1 Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 of Registration Statement No. 33-70588-A)

   3.2 Amendment to Amended Articles of Incorporation dated March 6, 2000 (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1999)

   3.3 Bylaws, as amended (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1998)

   3.4    Amendment  to  Certificate  of  Incorporation   dated  July  17,  2000
          (incorporated by reference from Exhibit 3.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

   4.1 Form of common stock certificate (incorporated by reference from Exhibit 4.1 of Registration Statement No. 33-70588-A)

   4.2 Purchase option agreement dated September 5, 1997 between the Registrant and Financial Consultant (incorporated by reference from Exhibit 4.7 of Annual Report on Form 10-KSB for the period ended December 31, 1997)

   4.3 Purchase Option between the Registrant and Tyco Sigma Ltd. dated May 22, 2000 (incorporated by reference from Exhibit 4.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

   4.4 Purchase Option between the Registrant and Leucadia National Corporation dated May 22, 2000 (incorporated by reference from Exhibit
          4.2 of  Quarterly  Report on Form 10-Q for the quarter  ended June 30,
          2000)

   4.5 Purchase Option between the Registrant and David M. Cumming dated May 22, 2000 (incorporated by reference from Exhibit 4.3 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

   4.6 Purchase Option between the Registrant and Peconic Fund Ltd. dated May 22, 2000 (incorporated by reference from Exhibit 4.4 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

   4.7 Purchase Option between the Registrant and Texas Instruments, Inc.. dated March 8, 2001*

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

  10.5 First amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.21 of Annual Report on Form 10-KSB for the year ended December 31, 1995)

  10.6 Second amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996)

  10.7 Third amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.19 of Annual Report on Form 10-KSB for the period ended December 31, 1996)

  10.8 Employment agreement dated July 23, 1998 between the Registrant and Richard L. Sisisky (incorporated by reference from Exhibit 10.4 of Registration Statement No. 333- 62497)

  10.9 Stock option agreement (vesting) dated July 23, 1998 between the Registrant and Richard L. Sisisky (incorporated by reference from
          Exhibit 10.4 of Registration Statement No. 333- 62497)

  10.10 Stock option agreement (acceleration) dated July 23, 1998 between the Registrant and Richard L. Sisisky (incorporated by reference from
          Exhibit 10.4 of Registration Statement No. 333- 62497)

  10.11 Asset Purchase Agreement dated March 2, 2000 between the Registrant and Signal Technologies, Inc., a Florida corporation (incorporated by reference from Exhibit 10.13 of Annual Report on Form 10-K for the period ended December 31, 1999)

  10.12 License Agreement between the Registrant and Symbol Technologies, Inc., a Delaware corporation (incorporated by reference from Exhibit
          10.19 of Annual Report on Form 10-K for the period ended  December 31,
          1999)

  10.13 Subscription agreement between the Registrant and Tyco Sigma Ltd dated May 22, 2000 (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended June 30, 2000)

  10.14 Subscription agreement between the Registrant and Leucadia National Corporation dated May 22, 2000 (incorporated by reference from Exhibit
          10.2 of  Quarterly  Report on Form 10-Q for the period  ended June 30,
          2000)

  10.15 Transfer and registration rights agreement between the Registrant and Peconic Fund Ltd. dated May 22, 2000 (incorporated by reference from
          Exhibit 10.3 of Quarterly Report on Form 10-Q for the period ended June 30, 2000)

  10.16 Subscription agreement between the Registrant and Texas Instruments, Inc.dated March 8, 2001*

  22.1    Table of Subsidiaries*

  23.1    Consent of PricewaterhouseCoopers LLP*

  99.1    Risk Factors*

* Filed herewith

(b)  REPORTS ON FORM 8-K

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PARKERVISION, INC.
Date: March 30, 2001                    By: /s/ Jeffrey L. Parker
                                           ----------------------
                                        Jeffrey L. Parker
                                        Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                           Title                                 Date
By:  /s/ Jeffrey L. Parker      Chief Executive Officer and Chairman            March 30, 2001
    -------------------------      of the Board (Principal Executive Officer)
         Jeffrey L. Parker

By:  /s/ Richard L. Sisisky     President, Chief Operating Officer and          March 30, 2001
    -------------------------      Director
         Richard L. Sisisky

By:  /s/ David F. Sorrells      Chief Technical Officer and Director            March 30, 2001
    -------------------------
         David F. Sorrells

By:  /s/ Stacie Wilf            Secretary, Treasurer and Director               March 30, 2001
    -------------------------
         Stacie Wilf

By:  /s/ Cynthia L. Poehlman    Chief Accounting Officer                        March 30, 2001
    -------------------------      (Principal Accounting Officer)
         Cynthia L. Poehlman

By:  /s/ William A. Hightower   Director                                        March 30, 2001
    -------------------------
         William A. Hightower

By:  /s/ Richard Kashnow        Director                                        March 30, 2001
    -------------------------
         Richard Kashnow

By:  /s/ Amy L. Newmark         Director                                        March 30, 2001
    -------------------------
         Amy L. Newmark

By:  /s/ Todd Parker            Director                                        March 30, 2001
    -------------------------
         Todd Parker

By:  /s/ William L. Sammons     Director                                        March 30, 2001
    -------------------------
         William L. Sammons

By:  /s/ Oscar S. Schafer       Director                                        March 30, 2001
    -------------------------
         Oscar S. Schafer

By:  /s/ Robert G. Sterne       Director                                        March 30, 2001
    -------------------------
         Robert G. Sterne

                        PARKERVISION, INC. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS

                                   SCHEDULE II

                                  Balance at    Provision                  Balance at
  Valuation Allowance for         Beginning     Charged to                   End of
  Inventory Obsolescence          of Period      Expense     Write-Offs      Period
- ------------------------------    ----------    ---------    ----------    ----------
Year ended December 31, 1998         417,052      210,000     (219,706)       407,346
Year ended December 31, 1999         407,346      240,000     (143,534)       503,812
Year ended December 31, 2000         503,812      320,000      (55,527)       768,285

                                  Balance at                               Balance at
Valuation Allowance for Income    Beginning                                  End of
           Taxes                  of Period     Provision    Write-Offs      Period
- ------------------------------    ----------    ---------    ----------    ----------
Year ended December 31, 1998       5,323,118    2,522,765            0      7,845,883
Year ended December 31, 1999       7,845,883    4,236,628            0     12,082,511
Year ended December 31, 2000      12,082,511    7,150,476            0     19,232,987

                                  EXHIBIT INDEX

 4.7 Purchase Option between the Registrant and Texas Instruments, Inc.. dated March 8, 2001

10.16 Subscription agreement between the Registrant and Texas Instruments, Inc. dated March 8, 2001

22.1      Table of Subsidiaries

23.1      Consent of PricewaterhouseCoopers LLP

99.1      Risk Factors