Form 10-Q
period 2001-03-31
PARKERVISION INC
filed 2001-05-15
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2001, 13,775,263 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                             March 31,
                                                               2001         December 31,
                                 ASSETS                     (unaudited)         2000
                                 ------                    ------------     ------------
CURRENT ASSETS:
    Cash and cash equivalents                              $ 31,873,441     $ 31,371,904
    Investments available for sale                            8,030,000        7,947,120
    Accounts receivable, net of allowance for doubtful
        accounts of $103,199 at March 31, 2001 and
        December 31, 2000                                     1,189,708        2,343,916
    Inventories, net                                          4,881,084        3,993,009
    Prepaid expenses and other                                3,347,529        3,391,595
                                                           ------------     ------------
           Total current assets                              49,321,762       49,047,544

PROPERTY AND EQUIPMENT, net                                   7,278,829        7,522,645

OTHER ASSETS, net                                             6,931,571        7,037,705
                                                           ------------     ------------

           Total assets                                    $ 63,532,162     $ 63,607,894
                                                           ============     ============

The accompanying notes are an integral part of these balance sheets.

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31,
                                                                        2001          December 31,
                   LIABILITIES AND SHAREHOLDERS' EQUITY             (unaudited)           2000
                   ------------------------------------             ------------      ------------

CURRENT LIABILITIES:
    Accounts payable                                                $    883,003      $    893,406
    Accrued expenses:
        Salaries and wages                                               721,848           697,675
        Warranty reserves                                                192,000           198,140
        Sales tax payable                                                  3,210           110,720
        Other accrued expenses                                            97,395           564,735
    Deferred revenue                                                     676,563           983,044
                                                                    ------------      ------------
              Total current liabilities                                2,574,019         3,447,720

DEFERRED INCOME TAXES                                                    139,769           139,769

COMMITMENTS AND CONTINGENCIES (Notes 5, 7 and 8)

                                                                    ------------      ------------
               Total liabilities                                       2,713,788         3,587,489

SHAREHOLDERS' EQUITY:
    Preferred stock, $1 par value, 5,000,000 shares authorized,
       27,356 and 114,019 shares issued and outstanding at
       March 31, 2001 and December 31, 2000, respectively                 27,356           114,019
    Common stock, $.01 par value, 100,000,000 shares
       authorized, 13,726,463 and 13,445,675 shares issued
       and outstanding at March 31, 2001 and December
       31, 2000, respectively                                            137,265           134,457
    Warrants outstanding                                              16,884,305        15,659,035
    Additional paid-in capital                                        87,231,912        83,937,839
    Accumulated other comprehensive income (loss)                         30,000           (52,880)
    Accumulated deficit                                              (43,492,464)      (39,772,065)
                                                                    ------------      ------------
               Total shareholders' equity                             60,818,374        60,020,405
                                                                    ------------      ------------
               Total liabilities and shareholders' equity           $ 63,532,162      $ 63,607,894
                                                                    ============      ============

The accompanying notes are an integral part of these balance sheets.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        Three Months Ended
                                                   ----------------------------
                                                     March 31,       March 31,
                                                       2001            2000
                                                   ------------    ------------
Revenues, net                                      $  1,986,589    $  2,740,031
Cost of goods sold                                    1,158,243       1,738,077
                                                   ------------    ------------
    Gross margin                                        828,346       1,001,954

Research and development expenses                     3,158,672       2,111,742
Marketing and selling expenses                          903,154         940,103
General and administrative expenses                     977,260       1,002,976
                                                   ------------    ------------
      Total operating expenses                        5,039,086       4,054,821
                                                   ------------    ------------

Loss from operations                                 (4,210,740)     (3,052,867)

Interest income                                         490,341         193,014
                                                   ------------    ------------

    Net loss                                       $ (3,720,399)   $ (2,859,853)
                                                   ============    ============

    Basic and diluted net loss per common share    $      (0.27)   $      (0.24)
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                       March 31,
                                                            ------------------------------
                                                                2001              2000
                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $ (3,720,399)     $ (2,859,853)
  Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                              664,260           328,516
      Provision for obsolete inventories                          30,000            30,000
      Stock compensation                                         455,445           198,669
      Changes in operating assets and liabilities:
          Accounts receivable, net                             1,154,208           115,655
          Inventories                                           (918,075)         (570,500)
          Prepaid and other expenses                              44,066          (178,156)
          Accounts payable and accrued expenses                 (567,220)        1,607,164
          Deferred revenue                                      (306,481)         (424,890)
                                                            ------------      ------------
              Total adjustments                                  556,203         1,106,458
                                                            ------------      ------------
Net cash used in operating activities                         (3,164,196)       (1,753,395)
                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of investments                               0         4,000,000
   Purchase of property and equipment                           (231,142)         (411,351)
   Payment for patent costs and other assets                    (416,438)         (517,315)
                                                            ------------      ------------
Net cash (used in) provided by investing activities             (647,580)        3,071,334
                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                      2,500,000                 0
   Proceeds from exercise of options and warrants              1,813,313         1,088,091
                                                            ------------      ------------
Net cash provided by financing activities                      4,313,313         1,088,091
                                                            ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        501,537         2,406,030

CASH AND CASH EQUIVALENTS, beginning of  period               31,371,904         2,128,742
                                                            ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                    $ 31,873,441      $  4,534,772
                                                            ============      ============

        The accompanying notes are an integral part of these statements.

                        PARKERVISION, INC. AND SUBSIDIARY

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   ACCOUNTING POLICIES
     -------------------

     The accompanying unaudited consolidated financial statements of ParkerVision, Inc. and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     These  interim   consolidated   financial  statements  should  be  read  in
     conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 2000.

     There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2000.

     COMPREHENSIVE INCOME. The Company's other comprehensive income is comprised of net unrealized gains on investments available-for-sale which are included in accumulated other comprehensive income (loss) in the consolidated balance sheets. The Company's other comprehensive income for the three-month periods ended March 31, 2001 and 2000 was $82,880 and $53,480, respectively. The Company's total comprehensive loss for the three month periods ended March 31, 2001 and 2000 was $(3,637,519) and $(2,806,373), respectively.

     STATEMENTS OF CASH FLOWS. In March 2000, the Company issued Preferred Stock for the acquisition of substantially all of the assets of Signal Technologies, Inc. ("STI") valued at $1,996,700 (see Note 8). In addition, the Company issued Preferred Stock and restricted common stock under its 1993 Stock Option Plan ("1993 Plan") as signing bonuses and prepaid compensation totaling approximately $3,600,000.

     NEW ACCOUNTING PRONOUNCEMENTS. The Company has evaluated the effect of adopting Statement of Financial Accounting Standard ("FASB") No.133, "Accounting for Derivative Instruments and Hedging Activities", as amended by FASB Statement No. 138. As of January 1, 2001, the Company has evaluated its contracts and financial instruments and has determined that it does not have any derivative instruments or hybrid instruments that contain embedded derivative instruments to which this FASB would apply.

     RECLASSIFICATIONS. Certain reclassifications have been made to the 2000 financial statements in order to conform to the 2001 presentation.

2.   LOSS PER SHARE
     --------------

     Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Dilutive loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three month periods ended March 31, 2001 and 2000 is 13,544,745 and 11,828,868, respectively.

3.   INVENTORIES:
     ------------

     Inventories consist of the following:
                                                    March 31,      December 31,
                                                      2001             2000
                                                  ------------     ------------
     Purchased materials                          $  3,368,487     $  2,970,724
     Work in process                                   180,564          161,447
     Finished goods                                    612,997          486,525
     Demonstration inventory                         1,516,419        1,142,598
                                                  ------------     ------------
                                                     5,678,467        4,761,294
     Less allowance for inventory obsolescence        (797,383)        (768,285)
                                                  ------------     ------------
                                                  $  4,881,084     $  3,993,009
                                                  ============     ============
4.   OTHER ASSETS:
     ------------

     Other assets consist of the following:
                                                   March 31,      December 31,
                                                     2001             2000
                                                 ------------     ------------
           Patents and copyrights, net           $  5,328,852     $  5,066,915
           Prepaid compensation                       939,052        1,272,322
           Noncompete                                 143,750          181,250
           Other intangible assets                    238,155          268,557
           Deposits and other                         281,762          248,661
                                                 ------------     ------------
                                                 $  6,931,571     $  7,037,705
                                                 ============     ============

5.   CONCENTRATIONS OF CREDIT RISK
     -----------------------------

     For the quarter ended March 31, 2001, Vtel Corporation ("VTEL") and one broadcast customer accounted for approximately 10% and 12%, respectively of the Company's total revenues. For the quarter ended March 31, 2000, Vtel Corporation ("VTEL") and one broadcast customer accounted for approximately 19% and 21%, respectively of the Company's total revenues. The Ackerley Group, a broadcast ownership group, accounted for approximately 48% of accounts receivable at March 31, 2001. The Company closely monitors extensions of credit and has never experienced significant credit losses.

6.   BUSINESS SEGMENT INFORMATION
     ----------------------------

     The  Company's   segments  include  the  Video  Products  Division  ("Video
     Division") and the Wireless Technology Division ("Wireless Division"). Segment results are as follows (in thousands):

                                                   Three months ended
                                                -------------------------
                                                 March 31,      March 31,
                                                   2001           2000
                                                ----------     ----------
          NET SALES:
            Video Division                      $    1,987     $    2,740
            Wireless Division                            0              0
                                                ----------     ----------
                Total net sales                 $    1,987     $    2,470
                                                ==========     ==========

          LOSS FROM OPERATIONS:
            Video Division                      $     (442)    $     (573)
            Wireless Division                       (3,769)        (2,480)
                                                ----------     ----------
                Total loss from operations      $   (4,211)    $   (3,053)
                                                ==========     ==========

          DEPRECIATION:
            Video Division                      $      136     $      137
            Wireless Division                          339            115
                                                ----------     ----------
                Total depreciation              $      475     $      252
                                                ==========     ==========

          AMORTIZATION OF INTANGIBLES
            AND OTHER ASSETS:
            Video Division                      $       19     $       16
            Wireless Division                          170             85
                                                ----------     ----------
                Total amortization              $      189     $      101
                                                ==========     ==========

          CAPITAL EXPENDITURES:
            Video Division                      $       75     $       82
            Wireless Division                          156            329
                                                ----------     ----------
                Segment capital expenditures    $      231     $      411
                                                ==========     ==========

                                                March 31,     December 31,
                                                   2001           2000
                                                ----------     ----------
          ASSETS:
            Video Division                      $    7,954     $    8,208
            Wireless Division                       13,896         14,302
                                                ----------     ----------
                Segment assets                  $   21,850     $   22,510
                                                ==========     ==========

     A reconciliation of segment assets to total assets reported in the accompanying balance sheets is as follows:

                                                March 31,     December 31,
                                                   2001           2000
                                                ----------     ----------
          Business segment assets               $   21,850     $   22,510
          Corporate assets:
            Cash and investments                    39,903         39,319
            Prepaid expenses and other               1,067          1,067
            Property and equipment, net                648            680
            Other assets                                64             32
                                                ----------     ----------
               Total assets                     $   63,532     $   63,608
                                                ==========     ==========

7.   STOCK OPTIONS AND WARRANTS
     --------------------------

     For the three month period ended March 31, 2001, the Company granted stock options under the 2000 Performance Equity Plan (the "2000 Plan") to purchase an aggregate of 113,200 shares of its common stock at exercise prices ranging from $23.00 to $37.125 per share in connection with hiring and retention of employees. These options vest ratably over five years and expire five years from the date they become vested.

     The Company also granted stock options under the 2000 Plan to its non-employee directors for the purchase of an aggregate of 170,000 shares of its common stock at exercise prices ranging from $31.00 to $35.125 per share. Options for 100,000 shares vest ratably over two years and expire ten years from the date they become vested. Options for the remaining 70,000 shares are fully vested and expire ten years from the grant date.

     As of March 31, 2001 options to purchase 3,639,200 shares of common stock were available for future grants under the 2000 Plan.

     In March 2001, in connection with a private placement transaction (see note
     8), the Company issued warrants for the purchase of 83,451 shares of the Company's common stock to Texas Instruments, Inc. These warrants are immediately vested with exercise prices ranging from $29.96 to $39.84 per share and expire ten years from the date of grant. The warrants have an estimated fair market value of $16.88 per share, or approximately $1.4 million. The fair value was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.3%, no expected dividend yield, expected life of five years and expected volatility of 63%.

8.   STOCK AUTHORIZATION AND ISSUANCE
     --------------------------------

     In March 2001, the Company issued 83,451 shares of its Common Stock to Texas Instruments, Inc. in a private placement transaction. The shares represent less than 1% of the Company's outstanding common stock and were sold at a price of $29.96 per share for net proceeds of approximately $2.5 million.

     In March 2000, the Company issued 79,868 shares of Series D Preferred Stock, $1.00 par value, for the acquisition of substantially all of the assets of Signal Technologies, Inc., a subchapter S corporation specializing in radio-frequency design services. These assets, which include property and equipment, accounts receivable and intangible assets, were acquired for a purchase price of $1,996,700 which was fully paid in Series D Preferred Stock. Also in connection with the acquisition, the Company issued an aggregate of 34,151 shares of Class A, B and C Preferred Stock and 92,112 shares of restricted stock under its 1993 Plan as signing bonuses and prepaid compensation for the employees of STI. In March 2001, the Series A and D preferred shares were converted into approximately 70,000 shares of Common Stock.

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

Results of  Operations  for Each of the Three Month Periods Ended March 31, 2001
--------------------------------------------------------------------------------
and 2000
--------

Revenues
--------
Revenues for the three months ended March 31, 2001 decreased by $753,442 as compared to the same period in 2000. This decrease in revenues is primarily due to a decline in camera system sales from 300 systems in first quarter of 2000 to 167 systems in the first quarter of 2001. This decrease is offset somewhat by an increase in the average selling price per system from $6,800 in 2000 to $8,000 in 2001. The decrease in system sales is primarily due to a decrease in sales to VTEL while the increase in average selling price is due to sales of the Company's new digital camera systems. In addition, the Company's studio revenues declined in the first quarter of 2001 when compared to the same period in 2000. Although the Company sold two studio systems in each period, due to the mix of products sold, the average selling price per studio site decreased from approximately $342,000 in 2000 to approximately $212,000 in 2001.

Gross Margin
------------
For the three-month periods ended March 31, 2001 and 2000, gross margins as a percentage of sales were 41.7% and 36.6%, respectively. The increase in margin is primarily due to the mix of products sold and cost reductions in manufacturing.

Research and Development Expenses
---------------------------------
The Company's research and development expenses for the three-month period ended March 31, 2001 increased $1,046,930 as compared to the same period in 2000. This increase is primarily due to personnel and overhead expenses related to the California and Orlando wireless design locations. In March and April 2001, the Company relocated a portion of its California engineering activities to its Orlando center resulting in a reduction of staffing in the California facility.

Marketing and Selling Expenses
------------------------------
Marketing and selling expenses for the three-month period ended March 31, 2001 decreased $36,949 as compared to the same period in 2000. This decrease is primarily due to decreases in promotional expense and outside consulting fees in the video division, offset somewhat by increases in marketing activities in the wireless division.

General and Administrative Expenses
-----------------------------------
For the three month period ended March 31, 2001, general and administrative expenses decreased $25,716 over the same period in 2000. This decrease is due to decreases in professional fees, offset somewhat by increases in personnel and insurance costs.

Interest Income
---------------
Interest income for the three-month period ended March 31, 2001 increased $297,327 from the same period in 2000. This increase is primarily due to interest earned on the proceeds from the sale of equity securities in May 2000.

Loss and Loss per Share
-----------------------
The Company's net loss increased by $860,546 or $0.03 per common share from the three-month period ended March 31, 2000 to the same period in 2001. This increase in net loss was primarily due to a $1.3 million increase in operating expenses related to the Company's Wireless Division, offset somewhat by decreases in operating expenses for the Video Division and increases in interest income.

Backlog
-------
The Company had camera backlog of approximately $19,000 at March 31, 2001. Camera backlog consists of orders received, which generally have a specified delivery schedule within three to five weeks of receipt. In addition, the Company had a backlog of PVTV studio sales and services of approximately $291,000 at March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2001, the Company had working capital of $46.7 million, an increase of $1.1 million from $45.6 at December 31, 2000. This increase is primarily due to the sale of equity securities to Texas Instruments and the exercise of employee stock options during the first quarter of 2001, offset by the use of cash to fund operations during the same period. The Company's principal source of liquidity at March 31, 2001 consisted of $39.9 million in cash and short-term investments. Until the Company generates sufficient revenues from system and other sales, it will be required to continue to utilize its cash and investments to cover the continuing expense of product development, marketing, and general administration. Based on the Company's current estimates, it believes its cash and investments will provide sufficient resources to meet its cash requirements for the next twelve months, as well as on a longer-term basis.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.  Not Applicable.

ITEM 2.   CHANGES IN SECURITIES.

Sales of Unregistered Securities
--------------------------------

                                         Consideration received and         Exemption      If option, warrant or
                                         description of underwriting or     from           convertible security,
Date of sale   Title of       Number     other discounts to market price    registration   terms of exercise or
               security         sold     afforded to purchasers             claimed        conversion
-------------------------------------------------------------------------------------------------------------------
1/23/01        Options to      70,000       Option granted - no                 4(2)       Options are fully vested
               purchase                     consideration received by                      at an exercise price of
               common stock                 Company until exercise                         $35.125 per share and
               granted to                                                                  expire ten years from
               directors                                                                   the date of grant

2/21/01        Options to      100,000      Option granted - no                 4(2)       Exercisable for ten
               purchase                     consideration received by                      years from the vesting
               common stock                 Company until exercise                         date, options vest
               granted to                                                                  ratably over two years
               director                                                                    at an exercise price of
                                                                                           $31.00 per share

1/01-3/01      Options to      113,200      Option granted - no                 4(2)       Exercisable for five
               purchase                     consideration received by                      years from vesting date,
               common stock                 Company until exercise                         options vest ratably
               granted to                                                                  over five years at
               employees                                                                   exercise prices ranging
                                                                                           from $23.00 to $37.125
                                                                                           per share

3/9/01         Common stock    83,451       Received proceeds of                4(2)       n/a
                                            $2,500,000

3/9/01         Warrants to     83,451       Option granted - no                 4(2)       Exercisable for ten
               purchase                     consideration received by                      years from the date of
               common stock                 Company until exercise                         grant; exercise prices
               granted to                                                                  are $29.96 per share for
               Texas                                                                       41,725 shares, $37.45
               Instruments                                                                 per share for 20,863
                                                                                           shares and $39.84 per
                                                                                           share for 20,863 shares

3/9/01         Common stock    70,031       Series A and D Preferred Stock      4(2)       Partial conversion of
                                                                                           preferred stock in
                                                                                           accordance with
                                                                                           conversion formulas

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Not Applicable.

ITEM 5.  OTHER INFORMATION.  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.  Not applicable.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ParkerVision, Inc.
                                        Registrant


May 15, 2001                            By: /s/ Jeffrey L. Parker
                                            ----------------------
                                            Jeffrey L. Parker
                                            Chairman and Chief Executive Officer


May 15, 2001                            By: /s/ Cynthia L. Poehlman
                                            ------------------------
                                            Cynthia L. Poehlman
                                            Chief Accounting Officer