Form 10-Q
period 2001-06-30
PARKERVISION INC
filed 2001-08-14
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, 20549

                                    FORM 10-Q

(Mark One)
   (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 2001, 13,890,306 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,
                                                        2001        December 31,
                      ASSETS                        (unaudited)         2000
                      ------                        ------------    ------------

CURRENT ASSETS:
    Cash and cash equivalents                       $ 34,566,626    $ 31,371,904
    Investments available for sale                     4,043,760       7,947,120
    Accounts receivable, net of allowance for
      doubtful accounts of $37,674 and $103,199
      at June 30, 2001 and December 31, 2000           1,477,860       2,343,916
    Inventories, net                                   4,557,817       3,993,009
    Prepaid expenses and other                         2,815,813       3,391,595
                                                    ------------    ------------
               Total current assets                   47,461,876      49,047,544

PROPERTY AND EQUIPMENT, net                            6,847,483       7,522,645

OTHER ASSETS, net                                      7,560,924       7,037,705
                                                    ------------    ------------

               Total assets                         $ 61,870,283    $ 63,607,894
                                                    ============    ============

        The accompanying notes are an integral part of these statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                               June 30,
                                                                 2001         December 31,
                   LIABILITIES AND SHAREHOLDERS' EQUITY      (unaudited)          2000
                   ------------------------------------      ------------     ------------

CURRENT LIABILITIES:
    Accounts payable                                         $  1,470,015     $    893,406
    Accrued expenses:
        Salaries and wages                                        607,004          697,675
        Warranty reserve                                          199,557          198,140
         Sales tax payable                                          3,412          110,720
        Other accrued expenses                                    218,903          564,735
    Deferred revenue                                              899,295          983,044
                                                             ------------     ------------
               Total current liabilities                        3,398,186        3,447,720

DEFERRED INCOME TAXES                                             139,769          139,769

COMMITMENTS AND CONTINGENCIES
     (Notes 5, 7 and 8)
                                                             ------------     ------------
                   Total liabilities                            3,537,955        3,587,489

SHAREHOLDERS' EQUITY:
    Preferred stock, $1 par value, 5,000,000
       shares authorized, 27,356 and 114,019 shares
       issued and outstanding at June 30, 2001 and
       December 31, 2000, respectively                             27,356          114,019
    Common stock, $.01 par value, 100,000,000 shares
       authorized, 13,859,963 and 13,445,675 shares
       issued and outstanding at June 30, 2001 and
       December 31, 2000, respectively                            138,600          134,457
    Warrants outstanding                                       16,853,585       15,659,035
    Additional paid-in capital                                 89,081,405       83,937,839
    Accumulated other comprehensive income (loss)                  43,760          (52,880)
    Accumulated deficit                                       (47,812,378)     (39,772,065)
                                                             ------------     ------------
               Total shareholders' equity                      58,332,328       60,020,405
                                                             ------------     ------------

               Total liabilities and shareholders' equity    $ 61,870,283     $ 63,607,894
                                                             ============     ============

        The accompanying notes are an integral part of these statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                        Three months ended June 30,        Six months ended June 30,
                                       -----------------------------     -----------------------------
                                           2001             2000             2001             2000
                                       ------------     ------------     ------------     ------------
Revenues, net                          $  2,657,815     $  3,021,819     $  4,644,404     $  5,761,850
Cost of goods sold                        1,777,622        2,358,409        2,935,865        4,096,486
                                       ------------     ------------     ------------     ------------
    Gross margin                            880,193          663,410        1,708,539        1,665,364

Research and development expenses         3,081,334        3,665,473        6,240,006        5,777,215
Marketing and selling expenses            1,151,129        1,654,522        2,054,283        2,594,625
General and administrative expenses       1,408,024        1,539,977        2,385,284        2,542,953
Other expense                                 2,024           44,216            2,024           44,216
                                       ------------     ------------     ------------     ------------
     Total operating expenses             5,642,511        6,904,188       10,681,597       10,959,009
                                       ------------     ------------     ------------     ------------

Loss from operations                     (4,762,318)      (6,240,778)      (8,973,058)      (9,293,645)

Interest income                             442,404          397,353          932,745          590,367
                                       ------------     ------------     ------------     ------------

Net loss                               $ (4,319,914)    $ (5,843,425)    $ (8,040,313)    $ (8,703,278)
                                       ============     ============     ============     ============
Basic and diluted net loss per
  common share                         $      (0.31)    $      (0.47)    $      (0.59)    $      (0.72)
                                       ============     ============     ============     ============

        The accompanying notes are an integral part of these statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                            Three Months Ended                  ix Months Ended
                                                                  June 30,                          June 30,
                                                       -----------------------------     -----------------------------
                                                           2001             2000             2001             2000
                                                       ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $ (4,319,914)    $ (5,843,425)    $ (8,040,313)    $ (8,703,278)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                         677,315          452,192        1,341,575          804,112
      Amortization of discounts on investments                    0          (70,108)               0          (93,512)
      Provision for obsolete inventories                     30,000          230,000           60,000          260,000
      Stock compensation                                    656,583          475,796        1,112,028          674,465
      Loss on disposal of property and equipment                  0           44,216                0           44,216
      Changes in operating assets and liabilities:
        Accounts receivable, net                           (288,152)         (48,878)         866,056           66,777
        Inventories                                         293,267           18,294         (624,808)        (552,206)
        Prepaid and other expenses                          531,716          700,677          575,782          522,521
        Accounts payable and accrued expenses               601,435          263,292           34,215        1,870,456
        Deferred revenue                                    222,732          258,739          (83,749)        (166,151)
                                                       ------------     ------------     ------------     ------------
          Total adjustments                               2,724,896        2,324,220        3,281,099        3,430,678
                                                       ------------     ------------     ------------     ------------
          Net cash used in operating activities          (1,595,018)      (3,519,205)      (4,759,214)      (5,272,600)
                                                       ------------     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturity of investments                   4,000,000        2,000,000        4,000,000        6,000,000
  Purchase of property and equipment                       (479,952)        (894,118)        (711,094)      (1,305,469)
  Payment for patent costs                                 (728,640)        (964,430)      (1,145,078)      (1,481,745)
                                                       ------------     ------------     ------------     ------------
          Net cash provided by investing activities       2,791,408          141,452        2,143,828        3,212,786
                                                       ------------     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                          0                0        2,500,000                0
  Proceeds from exercise of options and warrants          1,496,795       31,146,010        3,310,108       32,234,101
                                                       ------------     ------------     ------------     ------------
          Net cash provided by financing activities       1,496,795       31,146,010        5,810,108       32,234,101

NET INCREASE IN CASH AND CASH EQUIVALENTS
                                                          2,693,185       27,768,257        3,194,722       30,174,287

CASH AND CASH EQUIVALENTS, beginning of period
                                                         31,873,441        4,534,772       31,371,904        2,128,742
                                                       ------------     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, end of period               $ 34,566,626     $ 32,303,029     $ 34,566,626     $ 32,303,029
                                                       ============     ============     ============     ============

        The accompanying notes are an integral part of these statements.

                        PARKERVISION, INC. AND SUBSIDIARY

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   ACCOUNTING POLICIES
     -------------------
     The accompanying unaudited consolidated financial statements of ParkerVision, Inc. and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 2000. There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2000.

     COMPREHENSIVE INCOME. The Company's other comprehensive income is comprised of unrealized gains on investments available-for-sale which are included in accumulated other comprehensive income in the consolidated balance sheets. The Company's other comprehensive income for the three-month periods ended June 30, 2001 and 2000 was $13,760 and $57,492, respectively. The Company's total comprehensive loss for the three-month periods ended June 30, 2001 and 2000 was $(4,306,154) and $(5,785,933), respectively. The Company's other comprehensive income for the six-month periods ended June 30, 2001 and 2000 was $96,640 and $110,972, respectively. The Company's total comprehensive loss for the six-month periods ended June 30, 2001 and 2000 was $(7,943,673) and $(8,592,306), respectively.

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

     NEW  ACCOUNTING  PRONOUNCEMENTS.  In July 2001,  the  Financial  Accounting
     Standards Board ("FASB") issued Statements of Financial Accounting Standards ("FAS") No. 141 and FAS No. 142. FAS 141, "Business Combinations" provides guidance on business acquisitions subsequent to June 30, 2001. Adoption of this Statement will have no effect on the Company's consolidated results of operations, financial position or cash flows. FAS No. 142, "Goodwill and Other Intangible Assets" addresses accounting for goodwill and intangible assets. This Statement is effective for the Company's financial statements beginning January 1, 2002. The Company has not yet quantified the impact of adopting SFAS 142.

     RECLASSIFICATIONS. Certain reclassifications have been made to the 2000 financial statements in order to conform to the 2001 presentation.

2.   LOSS PER SHARE
     --------------
     Basic loss per share is determined based on the weighted average number of common shares assumed to be outstanding during each period. Dilutive loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three month periods ended June 30, 2001 and 2000 was 13,796,143 and 12,407,178, respectively. The weighted average number of common shares outstanding for the six-month periods ended June 30, 2001 and 2000 was 13,685,769 and 12,118,023, respectively.


3.   INVENTORIES:
     ------------
     Inventories consist of the following:
                                                    June 30,       December 31,
                                                      2001             2000
                                                  ------------     ------------
     Purchased materials                          $  3,055,429     $  2,970,724
     Work in process                                    96,982          161,447
     Finished goods                                    873,424          486,525
     Demonstration inventory                         1,296,613        1,142,598
                                                  ------------     ------------
                                                     5,322,448        4,761,294
     Less allowance for inventory obsolescence        (764,631)        (768,285)
                                                  ------------     ------------
                                                  $  4,557,817     $  3,993,009
                                                  ============     ============

4.   OTHER ASSETS
     ------------
     Other assets consist of the following:
                                                    June 30,       December 31,
                                                      2001             2000
                                                  ------------     ------------
     Patents and copyrights, net                  $  5,960,502     $  5,066,915
     Prepaid compensation                              605,782        1,272,322
     Noncompete                                        106,250          181,250
     Other intangible assets                           207,753          268,557
     Deposits and other                                680,637          248,661
                                                  ------------     ------------
                                                  $  7,560,924     $  7,037,705
                                                  ============     ============

5.   CONCENTRATIONS OF CREDIT RISK
     -----------------------------
     For the quarter ended June 30, 2001, one reseller accounted for approximately 15% of the Company's total revenues. For the quarter ended June 30, 2000, Vtel Corporation ("VTEL") and one other reseller accounted for approximately 30% and 15%, respectively of the Company's total revenues. For the six months ended June 30, 2001, one reseller accounted for approximately 10% of the Company's total revenues. For the six-month period ended June 30, 2000, VTEL accounted for approximately 25% of total revenues. VTEL and one other reseller accounted for approximately 35% of accounts receivable at June 30, 2001. The Company closely monitors extensions of credit and has never experienced significant credit losses.

6.   BUSINESS SEGMENT INFORMATION
     ----------------------------
     The  Company's   segments  include  the  Video  Products  Division  ("Video
     Division") and the Wireless Technology Division ("Wireless Division"). Segment results are as follows (in thousands):

                                                 Three months ended             Six months ended
                                              -------------------------     -------------------------
                                               June 30,       June 30,       June 30,       June 30,
                                                 2001           2000           2001           2000
                                              ----------     ----------     ----------     ----------
     NET SALES:
       Video Division                         $    2,658     $    3,022     $    4,644     $    5,762
       Wireless Division                               0              0              0              0
                                              ----------     ----------     ----------     ----------
           Total net sales                    $    2,658     $    3,022     $    4,644     $    5,762
                                              ==========     ==========     ==========     ==========

     LOSS FROM OPERATIONS:
       Video Division                         $     (805)    $   (2,556)    $   (1,247)    $   (3,128)
       Wireless Division                          (3,957)        (3,685)        (7,726)        (6,166)
                                              ----------     ----------     ----------     ----------
           Total loss from operations         $   (4,762)    $   (6,241)    $   (8,973)    $   (9,294)
                                              ==========     ==========     ==========     ==========


     DEPRECIATION:
       Video Division                         $      136     $      136     $      272     $      273
       Wireless Division                             342            150            681            265
                                              ----------     ----------     ----------     ----------
           Total depreciation                 $      478     $      286     $      953     $      538
                                              ==========     ==========     ==========     ==========

     AMORTIZATION OF INTANGIBLES AND OTHER
     ASSETS:
       Video Division                         $       23     $       18     $       42     $       34
       Wireless Division                             176            148            347            232
                                              ----------     ----------     ----------     ----------
           Total amortization                 $      199     $      166     $      389     $      266
                                              ==========     ==========     ==========     ==========

     CAPITAL EXPENDITURES:
       Video Division                         $      103     $      163     $      178     $      245
       Wireless Division                             363            710            519          1,039
       Other                                          14             21             14             21
                                              ----------     ----------     ----------     ----------
           Total capital expenditures         $      480     $      894     $      711     $    1,305
                                              ==========     ==========     ==========     ==========
     ------------------------------------------------------------------------------------------------

                                                    June 30,       December 31,
                                                      2001             2000
                                                  ------------     ------------
     ASSETS:
       Video Division                             $      7,861     $      8,208
       Wireless Division                                13,893           14,302
                                                  ------------     ------------
           Segment assets                         $     21,754     $     22,510
                                                  ============     ============

     A reconciliation of segment assets to total assets reported in the accompanying balance sheets is as follows:

                                                    June 30,       December 31,
                                                      2001             2000
                                                  ------------     ------------
     Business segment assets                      $     21,754     $     22,510
     Corporate assets:
       Cash and investments                             38,610           39,319
        Prepaid expenses and other                         827            1,067
        Property and equipment, net                        614              680
        Other assets                                        65               32
                                                  ------------     ------------
          Total assets                            $     61,870     $     63,608
                                                  ============     ============

7.   STOCK OPTIONS AND WARRANTS
     --------------------------
     For the three month period ended June 20, 2001, the Company granted stock options under the 2000 Performance Equity Plan (the "2000 Plan") to purchase an aggregate of 9,000 shares of its common stock at exercise prices ranging from $23 to $26 per share in connection with hiring and retention of employees. These options vest ratably over five years and expire five years from the date they become vested.

     In April 2001, the Company granted stock options under the 1993 Stock Plan (the "1993 Plan") to purchase an aggregate of 35,000 shares of its common stock to various patent attorneys. The shares were granted at an exercise price of $25 per share and expire three years from the date of grant. The estimated fair value of these options at the date of grant was approximately $9.24 per share, or $323,300, which is included in expense in the accompanying consolidated statements of operations. The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6%, no expected dividend yield, expected life of two years and expected volatility of 60%.

     As of June 30, 2001, options to purchase 279,348 and 3,565,200 shares of common stock were available for future grants under the 1993 Plan and the 2000 Plan, respectively.

8.   STOCK AUTHORIZATION AND ISSUANCE
     --------------------------------
     In March 2000, the Company issued 79,868 shares of Series D Preferred Stock, $1.00 par value, for the acquisition of substantially all of the assets of Signal Technologies, Inc., a subchapter S corporation specializing in radio-frequency design services. These assets, which include property and equipment, accounts receivable and intangible assets, were acquired for a purchase price of $1,996,700 which was fully paid in Series D Preferred Stock. Also in connection with the acquisition, the Company issued an aggregate of 34,151 shares of Class A, B and C Preferred Stock and 92,112 shares of restricted stock under its 1993 Plan as signing bonuses and prepaid compensation for certain employees of STI. In March 2001, the Series A and D preferred shares were converted, pursuant to the terms of the original agreement, into approximately 90,000 shares of Common Stock.

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

RESULTS OF OPERATIONS FOR EACH OF THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30,
--------------------------------------------------------------------------------
2001 AND 2000
-------------

Revenues
--------
Revenues for the three months ended June 30, 2001 decreased by $364,004 as compared to the same period in 2000 and revenues for the six-month period ended June 30, 2001 decreased by $1,117,446 from the same period in 2000. These decreases are primarily due to a decrease in the number of camera systems sold. The number of camera and studio systems sold and the average selling price per system for the three and six month periods are as follows:

                                                            Average Selling
                          Number of Systems Sold           Price per System
                         -------------------------     -------------------------
                          June 30,       June 30,       June 30,       June 30,
                            2001           2000           2001           2000
                         ----------     ----------     ----------     ----------
STUDIO SYSTEMS:
   Three month period             2              1     $  183,000     $   57,000
   Six month period               4              4     $  232,000     $  185,000

CAMERA SYSTEMS:
   Three month period           282            451     $    7,600     $    6,300
   Six month period             449            751     $    7,700     $    6,500

The decrease in camera sales for the three and six-month periods is primarily due to decreased sales to VTEL. In June 2001, VTEL announced a 37%, or $38.8 million decrease in its revenues for the nine-months ended April 2001, primarily due to decreased sales of its videoconferencing systems. In May 2001, VTEL announced its intention to sell its products business unit, a significant customer of the Company, which, subject to shareholder approval and execution, would become a privately owned business. The Company's management does not anticipate increased sales to VTEL for the remainder of 2001. The generation of future sales to VTEL will depend largely on the sales efforts of the surviving VTEL products business and cannot be determined at this time.

The decrease in revenues due to declining camera unit sales is somewhat offset by an increase in average selling price per camera system. This increase is largely due to an increase in percentage of three-chip analog and digital camera sales which carry a higher selling price per system than the single-chip systems.

The decrease in revenues from camera unit sales is further offset by an increase in training and support revenue. Training and support revenue increased by approximately $120,000 from the second quarter of 2000 to the same period in 2001 and by approximately $250,000 on a year to date basis. The increase in training and support revenue is primarily due to the increased installed base of PVTV studio systems with annually renewable service and support contracts.

Gross Margin
------------
For the three-month periods ended June 30, 2001 and 2000, gross margins as a percentage of sales were 33.1% and 22.0%, respectively. For the six-month periods ended June 30, 2001 and 2000, gross margins as a percentage of sales were 36.8% and 28.9%, respectively. The increase in margin as a percentage of sales is primarily due to higher margins earned on sales of PVTV Studio systems, reductions in manufacturing costs and increased margin from support services.

Research and Development Expenses
---------------------------------
The Company's research and development expenses were $3,081,334 and $3,665,473 for the three months ended June 30, 2001 and 2000, respectively, and $6,240,006 and $5,777,215 for the six-month periods ended June 30, 2001 and 2000, respectively.

The decrease in research and development expenses on a quarter to quarter basis of $584,139 is primarily due to a $625,000 write-off of a deposit for licensing rights for certain camera technology for the Video Division in June 2000.

On a year to date basis, research and development expenses increased by $462,791 due to increased research and development efforts in the Wireless Division. The increase in wireless research and development expenses is primarily due to increased personnel and overhead related to the expansion of the Company's Orlando design center. These increases are somewhat offset by decreases in personnel and other costs related to the Company's California design center. In March and April 2001, the Company relocated a portion of its California engineering activities to its Orlando center resulting in a reduction of staffing in its California facility.

Marketing and Selling Expenses
------------------------------
Marketing and selling expenses decreased $503,393 and $540,342 for the three and six month periods ended June 30, 2001 when compared with the same periods in 2000. The decreases are primarily due to decreased personnel, advertising, promotional costs and outside consulting fees relating to the Video Division.

General and Administrative Expenses
-----------------------------------
General and administrative expenses decreased by $131,953 and $157,669 for the three and six month periods ended June 30, 2001 when compared with the same periods in 2000. These decreases are primarily due to decreases in professional fees and outside consulting fees, offset somewhat by increases in insurance costs.

Other Expense
-------------
Other expense consists of losses on the disposal of out-of-service assets, primarily trade show booths and computer equipment.

Interest Income
---------------
Interest income was $442,404 and $397,353 for the three-month periods ended June 30, 2001 and 2000, respectively, and $932,745 and $590,367 for the six month periods ended June 30, 2001 and 2000, respectively. The increases in interest income is due to interest earned on the proceeds from the Company's issuance of common stock in May 2000, offset by a decrease in investments for the funding of operations.

Loss and Loss per Share
-----------------------
The Company's net loss decreased by $1,523,511 or $0.16 per common share from the three-month period ended June 30, 2000 compared to the same period in 2001. On a year to date basis, the Company's net loss decreased by $662,965 or $0.13 per common share. The decrease in net losses is primarily due to decreases in operating expenses relating to the Company's Video Division. On a year to date basis, these decreases are somewhat offset by increases in operating expenses relating to the Wireless Division.

Backlog
-------
The Company had camera backlog of approximately $200,000 at June 30, 2001. Camera backlog consists of orders received which generally have a specified delivery schedule within three to five weeks of receipt. In addition, the Company currently has a backlog of PVTV studio sales and services, excluding extended support services, of approximately $2.2 million, representing studio purchase commitments with delivery dates through March 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At June 30, 2001, the Company had working capital of $44.1 million, a decrease of $1.5 million from $45.6 million at December 31, 2000. This decrease in working capital is primarily due to the use of cash to fund operations during the first half of 2001, offset somewhat by the sale of equity securities and proceeds from the exercise of stock options and warrants. The Company's principal source of liquidity at June 30, 2001 consisted of $38.6 million in cash and short-term investments. Until the Company generates sufficient revenues from product sales or licensing fees, it will be required to continue to utilize its working capital to cover the continuing expense of research and development, marketing and general administration. Based on the Company's current estimates, it believes its current cash and investments will provide sufficient resources to meet its cash requirements for the next twelve months as well as on a longer-term basis.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 2.   CHANGES IN SECURITIES

                        Sales of Unregistered Securities
                        --------------------------------

                                                    Consideration received and       Exemption     If option, warrant or
                                                  description of underwriting or        from       convertible security,
                                       Number     other discounts to market price   registration   terms of exercise or
Date of sale  Title of security         sold          afforded to purchasers          claimed           conversion
------------------------------------------------------------------------------------------------------------------------
4/01-6/01     Options to purchase       9,000    Option granted - no                    4(2)      Exercisable for five
              common stock                       consideration received by                        years from the date
              granted to employees               Company until exercise                           the option first
                                                                                                  becomes vested,
                                                                                                  options vest ratably
                                                                                                  over five years at
                                                                                                  exercise prices
                                                                                                  ranging from $23 to
                                                                                                  $26 per share


4/01          Options to purchase      35,000    Option granted - no                    4(2)      Exercisable for three
              common stock                       consideration received by                        years; options are
              granted to patent                  Company until exercise                           fully vested at an
              counsel                                                                             exercise price of $25
                                                                                                  per share

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on June 28, 2001. The shareholders elected Messrs. Jeffrey Parker, Todd Parker, Richard Sisisky, David Sorrells, William Hightower, Richard Kashnow, William Sammons, Oscar Schafer, and Robert Sterne and Ms. Amy Newmark and Stacie Wilf as directors. The following is a tabulation of votes cast for and against and abstentions for each item submitted for approval:

                                       Votes Cast
                              ----------------------------
                Name              For              Against     Abstentions
     ---------------------------------------------------------------------
     Jeffrey Parker           12,629,149             3,740          0
     Richard Sisisky          12,629,649             3,240          0
     David Sorrells           12,580,949            51,240          0
     Stacie Wilf              12,627,949             4,940          0
     William Hightower        12,559,699            73,190          0
     Richard Kashnow          12,626,849             6,040          0
     Amy Newmark              12,546,249            86,640          0
     Todd Parker              12,627,909             4,980          0
     William Sammons          12,629,549             3,340          0
     Oscar Schafer            12,593,749            39,140          0
     Robert Sterne            12,572,341            60,548          0

ITEM 5.   OTHER INFORMATION.  Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 Employment agreement dated September 7, 2000 between Jeffrey Parker and Registrant

     10.2 Stock option agreement dated September 7, 2000 between Jeffrey Parker and Registrant

     10.3 Stock option agreement dated September 7, 2000 between Jeffrey Parker and Registrant

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ParkerVision, Inc.
                                        Registrant

August 14, 2001                         By: /s/ Jeffrey L. Parker
                                            ----------------------
                                            Jeffrey L. Parker
                                            Chairman and Chief Executive Officer

August 14, 2001                         By: /s/ Cynthia L. Poehlman
                                            ------------------------
                                            Cynthia L. Poehlman
                                            Chief Accounting Officer

                                  Exhibit Index

10.1 Employment agreement dated September 7, 2000 between Jeffrey Parker and Registrant

10.2 Stock option agreement dated September 7, 2000 between Jeffrey Parker and Registrant

10.3 Stock option agreement dated September 7, 2000 between Jeffrey Parker and Registrant