Form 10-Q
period 2001-09-30
PARKERVISION INC
filed 2001-11-14
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, 20549

                                    FORM 10-Q
(Mark One)
   (X)         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 10, 2001, 13,898,306 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                     September 30,
                                                         2001       December 31,
                           ASSETS                    (unaudited)        2000
                           ------                    ------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents                         $ 19,890,386   $ 31,371,904
   Investments available for sale                      15,149,251      7,947,120
   Accounts receivable, net of allowance for
      doubtful accounts of $87,674 and $103,199 at
      September 30, 2001 and December 31, 2000          1,352,559      2,343,916
   Inventories, net                                     4,675,860      3,993,009
   Prepaid expenses and other                           3,178,148      3,391,595
                                                     ------------   ------------
            Total current assets                       44,246,204     49,047,544


PROPERTY AND EQUIPMENT, net                             7,340,252      7,522,645


OTHER ASSETS, net                                       7,137,451      7,037,705
                                                     ------------   ------------


            Total assets                             $ 58,723,907   $ 63,607,894
                                                     ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                          September 30,
                                                              2001         December 31,
             LIABILITIES AND SHAREHOLDERS' EQUITY         (unaudited)          2000
             ------------------------------------         ------------     ------------

CURRENT LIABILITIES:
   Accounts payable                                       $  1,169,066     $    893,406
   Accrued expenses:
      Salaries and wages                                       902,048          697,675
      Warranty reserve                                         200,298          198,140
      Sales tax payable                                         15,679          110,720
      Other accrued expenses                                   294,988          564,735
   Deferred revenue                                          1,139,185          983,044
                                                          ------------     ------------
            Total current liabilities                        3,721,264        3,447,720


DEFERRED INCOME TAXES                                          139,769          139,769

COMMITMENTS AND CONTINGENCIES
     (Notes 5, 7 and 8)
                                                          ------------     ------------
                   Total liabilities                         3,861,033        3,587,489

SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value, 5,000,000
      shares authorized, 27,356 and 114,019 shares
      issued and outstanding at September 30, 2001
      and December 31, 2000, respectively                       27,356          114,019
   Common stock, $.01 par value, 100,000,000 shares
      authorized, 13,898,306 and 13,445,675 shares
      issued and outstanding at September 30, 2001
      and December 31, 2000, respectively                      138,983          134,457
   Warrants outstanding                                     16,807,505       15,659,035
   Additional paid-in capital                               89,564,034       83,937,839
   Accumulated other comprehensive income (loss)               265,966          (52,880)
   Accumulated deficit                                     (51,940,970)     (39,772,065)
                                                          ------------     ------------
            Total shareholders' equity                      54,862,874       60,020,405
                                                          ------------     ------------

            Total liabilities and shareholders' equity    $ 58,723,907     $ 63,607,894
                                                          ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                            Three months ended                 Nine months ended
                                               September 30,                     September 30,
                                       -----------------------------     -----------------------------
                                           2001             2000             2001             2000
                                       ------------     ------------     ------------     ------------
Revenues, net                          $  2,319,025     $  5,581,440     $  6,963,429     $ 11,343,290
Cost of goods sold                        1,584,764        2,464,620        4,520,629        6,561,106
                                       ------------     ------------     ------------     ------------
   Gross margin                             734,261        3,116,820        2,442,800        4,782,184
                                       ------------     ------------     ------------     ------------

Research and development expenses         3,052,520        3,254,384        9,292,526        9,031,599
Marketing and selling expenses            1,000,746        1,324,536        3,055,029        3,919,161
General and administrative expenses       1,229,159        1,117,127        3,614,443        3,660,080
Other expense                                   539                0            2,563           44,216
                                       ------------     ------------     ------------     ------------
     Total operating expenses             5,282,964        5,696,047       15,964,561       16,655,056
                                       ------------     ------------     ------------     ------------

Loss from operations                     (4,548,703)      (2,579,227)     (13,521,761)     (11,872,872)

Interest income                             420,111          570,916        1,352,856        1,161,283
                                       ------------     ------------     ------------     ------------

Net loss                               $ (4,128,592)    $ (2,008,311)    $(12,168,905)    $(10,711,589)
                                       ============     ============     ============     ============

Basic and diluted net loss per
  common share                         $      (0.30)    $      (0.15)    $      (0.89)    $      (0.86)
                                       ============     ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                              Three Months Ended                 Nine Months Ended
                                                                 September 30,                     September 30,
                                                         -----------------------------     -----------------------------
                                                             2001             2000             2001             2000
                                                         ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $ (4,128,592)    $ (2,008,311)    $(12,168,905)    $(10,711,589)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                           731,805          516,640        2,073,380        1,320,752
      Amortization of premium (discounts) on
        investments                                            13,153                0           13,153          (93,512)
      Provision for obsolete inventories                      130,000           30,000          190,000          290,000
      Stock compensation                                      333,270          414,171        1,445,298        1,088,636
      Loss on disposal of property and equipment                    0                0                0           44,216

      Changes in certain operating assets and
         liabilities:
         Accounts receivable, net                             125,301       (1,368,656)         991,357       (1,301,879)
         Inventories                                         (248,043)         286,057         (872,851)        (266,149)
         Prepaid expenses and other                          (362,335)        (267,285)         213,447          255,236
         Accounts payable and accrued expenses                 83,188           81,990          117,403        1,952,446
         Deferred revenue                                     239,890          713,572          156,141          547,421
                                                         ------------     ------------     ------------     ------------
            Total adjustments                               1,046,229          406,489        4,327,328        3,837,167
                                                         ------------     ------------     ------------     ------------
            Net cash used in operating activities          (3,082,363)      (1,601,822)      (7,841,577)      (6,874,422)
                                                         ------------     ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of investments                            0        4,000,000        4,000,000       10,000,000
   Proceeds from sale of investments                        1,002,141                0        1,002,141                0
   Purchase of investments                                (11,898,579)               0      (11,898,579)               0
   Purchase of property and equipment                        (992,014)      (2,314,573)      (1,703,108)      (3,620,042)
   Payment for patent costs                                  (142,357)        (517,721)      (1,287,435)      (1,999,466)
                                                         ------------     ------------     ------------     ------------
            Net cash (used in) provided by
              investing activities                        (12,030,809)       1,167,706       (9,886,981)       4,380,492
                                                         ------------     ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                           0                0        2,500,000       29,963,001
   Proceeds from exercise of options and warrants             436,932        1,773,077        3,747,040        4,044,177
                                                         ------------     ------------     ------------     ------------
            Net cash provided by financing activities         436,932        1,773,077        6,247,040       34,007,178

NET CHANGE IN CASH AND CASH EQUIVALENTS                   (14,676,240)       1,338,961      (11,481,518)      31,513,248

CASH AND CASH EQUIVALENTS, beginning of period             34,566,626       32,303,029       31,371,904        2,128,742
                                                         ------------     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                 $ 19,890,386     $ 33,641,990     $ 19,890,386     $ 33,641,990
                                                         ============     ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.   ACCOUNTING POLICIES
     -------------------
The accompanying unaudited consolidated financial statements of ParkerVision, Inc. and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 2000. There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2000.

COMPREHENSIVE INCOME. The Company's other comprehensive income is comprised of unrealized gains on investments available-for-sale which are included in accumulated other comprehensive income in the consolidated balance sheets. The Company's other comprehensive income for the three-month periods ended September 30, 2001 and 2000 was $222,206 and $117,520, respectively. The Company's total comprehensive loss for the three-month periods ended September 30, 2001 and 2000 was $(3,906,386) and $(1,890,791), respectively. The Company's other comprehensive income for the nine-month periods ended September 30, 2001 and 2000 was $318,846 and $228,492, respectively. The Company's total comprehensive loss for the nine-month periods ended September 30, 2001 and 2000 was $(11,850,059) and $(10,483,097), respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board ("FASB") recently issued Statements of Financial Accounting Standards ("FAS") No. 141, FAS No. 142, FAS No. 143 and FAS No. 144. FAS 141, "Business Combinations" provides guidance on business acquisitions subsequent to June 30, 2001. Adoption of this Statement will have no effect on the Company's consolidated results of operations, financial position or cash flows. FAS No. 142, FAS No. 143, "Accounting for Asset Retirement Obligations" addresses financial accounting and reporting obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets" addresses financial accounting and reporting for the impairment or disposal of long-lived assets. "Goodwill and Other Intangible Assets" addresses accounting for goodwill and intangible assets. Fas No. 142, 142 and 144 are effective for the Company's financial statements beginning January 1, 2002. The Company has not yet quantified the impact of adopting these statements.

RECLASSIFICATIONS.   Certain  reclassifications  have  been  made  to  the  2000 financial statements in order to conform to the 2001 presentation.

2.   LOSS PER SHARE
     --------------
     Basic loss per share is determined based on the weighted average number of common shares assumed to be outstanding during each period. Dilutive loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three month periods ended September 30, 2001 and 2000 was 13,890,327 and 13,149,558, respectively. The weighted average number of common shares outstanding for the nine-month periods ended September 30, 2001 and 2000 was 13,745,004 and 12,464,378, respectively.


3.   INVENTORIES:
     ------------
     Inventories consist of the following:
                                                September 30,    December 31,
                                                    2001             2000
                                                ------------     ------------
          Purchased materials                   $  2,752,871     $  2,970,724
          Work in process                             88,641          161,447
          Finished goods                           1,211,635          486,525
          Demonstration inventory                  1,508,835        1,142,598
                                                ------------     ------------
                                                   5,561,982        4,761,294
          Less allowance for inventory
            obsolescence                            (886,122)        (768,285)
                                                ------------     ------------
                                                $  4,675,860     $  3,993,009
                                                ============     ============
4.   OTHER ASSETS
     ------------
     Other assets consist of the following:
                                                September 30,    December 31,
                                                    2001             2000
                                                ------------     ------------
          Patents and copyrights, net           $  6,454,108     $  5,066,915
          Prepaid compensation                       272,512        1,272,322
          Noncompete                                  68,750          181,250
          Other intangible assets                    177,351          268,557
          Deposits and other                         164,730          248,661
                                                ------------     ------------
                                                $  7,137,451     $  7,037,705
                                                ============     ============

5.   CONCENTRATIONS OF RISK
     ----------------------

     For the quarter ended September 30, 2001, one broadcast ownership group accounted for approximately 17% of the Company's total revenues. For the quarter ended September 30, 2000, Vtel Corporation ("VTEL") and The Ackerley Group ("Ackerley") accounted for approximately 14% and 39%, respectively of the Company's total revenues. For the nine months ended September 30, 2001, no one customer accounted for over 10% of the Company's total revenues. For the nine months ended September 30, 2000, VTEL and Ackerley accounted for approximately 20% and 25% of total revenues, respectively. VTEL and Ackerley accounted for approximately 30% of the Company's accounts receivable at September 30, 2001. The Company closely monitors extensions of credit and has never experienced significant credit losses.

6.   BUSINESS SEGMENT INFORMATION
     ----------------------------
     The  Company's   segments  include  the  Video  Products  Division  ("Video
     Division") and the Wireless Technology Division ("Wireless Division"). Segment results are as follows (in thousands):

                                              Three months ended             Nine months ended
                                          -------------------------     -------------------------
                                           September      September      September      September
                                           30, 2001       30, 2000       30, 2001       30, 2000
                                          ----------     ----------     ----------     ----------
     NET SALES:
       Video Division                     $    2,319     $    5,581     $    6,963     $   11,343
       Wireless Division                           0              0              0              0
                                          ----------     ----------     ----------     ----------
           Total net sales                $    2,319     $    5,581     $    6,963     $   11,343
                                          ==========     ==========     ==========     ==========

     INCOME (LOSS) FROM
       OPERATIONS:
         Video Division                   $     (975)    $    1,729     $   (2,222)    $   (1,399)
         Wireless Division                    (3,574)        (4,308)       (11,300)       (10,474)
                                          ----------     ----------     ----------     ----------
           Total loss from operations     $   (4,549)    $   (2,579)    $  (13,522)    $  (11,873)
                                          ==========     ==========     ==========     ==========

     DEPRECIATION:
       Video Division                     $      139     $      101     $      411     $      374
       Wireless Division                         360            241          1,041            506
                                          ----------     ----------     ----------     ----------
           Total depreciation             $      499     $      342     $    1,452     $      880
                                          ==========     ==========     ==========     ==========

     AMORTIZATION OF INTANGIBLES AND
     OTHER ASSETS:
       Video Division                     $       26     $       18     $       68     $       52
       Wireless Division                         206            155            553            389
                                          ----------     ----------     ----------     ----------
           Total amortization             $      232     $      173     $      621     $      441
                                          ==========     ==========     ==========     ==========

     CAPITAL EXPENDITURES:
       Video Division                     $       72     $       17     $      250     $      262
       Wireless Division                         920          2,275          1,439          3,314
       Other                                       0             23             14             44
                                          ----------     ----------     ----------     ----------
           Total capital expenditures     $      992     $    2,315     $    1,703     $    3,620
                                          ==========     ==========     ==========     ==========

                                           September      December
                                           30, 2001       31, 2000
                                          ----------     ----------
     ASSETS:
       Video Division                     $    7,841     $    8,208
       Wireless Division                      14,175         14,302
                                          ----------     ----------
           Segment assets                 $   22,016     $   22,510
                                          ==========     ==========

     A reconciliation of segment assets to total assets reported in the accompanying balance sheets is as follows:

                                      September 30,   December 31,
                                          2001           2000
                                       ----------     ----------
     Business segment assets            $   22,016    $   22,510
     Corporate assets:
        Cash and investments                35,040        39,319
        Prepaid expenses and other           1,008         1,067
        Property and equipment, net            577           680
        Other assets                            83            32
                                        ----------    ----------
          Total assets                  $   58,724    $   63,608
                                        ==========    ==========

7.   STOCK OPTIONS AND WARRANTS
     --------------------------

     For the three month period ended September 30, 2001, the Company granted stock options under the 2000 Performance Equity Plan (the "2000 Plan") to purchase an aggregate of 98,300 shares of its common stock at exercise prices ranging from $18 to $26 per share in connection with hiring and retention of employees. These options vest ratably over five years and expire five years from the date they become vested. As of September 30, 2001, options to purchase 544,182 and 3,524,100 shares of common stock were available for future grants under the 1993 Plan and the 2000 Plan, respectively.

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


RESULTS  OF  OPERATIONS  FOR EACH OF THE  THREE  AND  NINE-MONTH  PERIODS  ENDED
--------------------------------------------------------------------------------
SEPTEMBER 30, 2001 AND 2000
---------------------------

Revenues
--------
Revenues for the three months ended September 30, 2001 decreased by $3,262,415 as compared to the same period in 2000 and revenues for the nine-month period ended September 30, 2001 decreased by $4,379,861 from the same period in 2000. These decreases are due to declines in both camera and studio system sales. The number of camera and studio systems sold and the average selling price per system for the three and nine month periods are as follows:

                                                             Average Selling
                             Number of Systems Sold          Price per System
                            ------------------------    ------------------------
                             Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                               2001          2000          2001          2000
                            ----------    ----------    ----------    ----------
     STUDIO SYSTEMS:
        Three month period           3             5    $  222,000    $  505,000
        Nine month period            7             8    $  209,000    $  409,000

     CAMERA SYSTEMS:
        Three month period         204           454    $    6,800    $    6,300
        Nine month period          653         1,205    $    7,400    $    6,400

The decrease in camera sales for the three and nine-month periods is primarily due to decreased sales to VTEL. In May 2001, VTEL announced its intention to sell its products business unit, a significant customer of the Company, which, subject to shareholder approval and execution, would become a privately owned business. In October 2001, VTEL reported its products business as a discontinued operation, showing a 47%, or $41.7 million decline in revenues for its year ended July 2001 compared to the previous year. The Company's management does not anticipate increased sales to VTEL for the remainder of 2001. The generation of future sales to VTEL will depend largely on the sales efforts of the surviving VTEL products business and cannot be determined at this time.

The decrease in revenues due to declining camera unit sales is somewhat offset by an increase in average selling price per camera system. This increase is largely due to an increase in percentage of three-chip analog and digital camera sales which carry a higher selling price per system than the single-chip systems.

The Company's decreased revenues are also due to a decline in PVTV Studio sales in the third quarter of 2001 compared to the same period in 2000. This decline is largely due to the timing of broadcast group sales and installations as well as differences in the mix of systems sold. During the third quarter of 2000, the Company recognized the sale of four PVTV studio systems to The Ackerley Group ("Ackerley"). Two of these represented dual systems resulting in a higher average selling price per system. During the quarter ended September 30, 2001, the three PVTV studio systems sold include one learning system and one broadcast beta system which carry a much lower selling price per system than the typical broadcast news systems.

The decrease in revenues from camera and PVTV studio sales is somewhat offset by an increase in training, service and support revenue. Training, service and support revenue increased by approximately $92,000 from $189,000 in the third quarter of 2000 to $281,000 for the same period in 2001. Training, service and support revenues increased by approximately $345,000 on a year to date basis, from $369,000 for the nine month period ended September 30, 2000 to $714,000 for the same period in 2001. The increase in training, service and support revenue is primarily due to the increased installed base of PVTV studio systems with annually renewable service and support contracts.

Gross Margin
------------
For the three-month periods ended September 30, 2001 and 2000, gross margins as a percentage of sales were 32% and 56%, respectively. For the nine-month periods ended September 30, 2001 and 2000, gross margins as a percentage of sales were 35% and 42%, respectively. The decrease in margin as a percentage of sales is primarily due to the mix of products sold, as well as increases in inventory obsolescence reserves.

Research and Development Expenses
---------------------------------
The Company's research and development expenses were $3,052,520 and $3,254,384 for the three months ended September 30, 2001 and 2000, respectively, and $9,292,526 and $9,031,599 for the nine-month periods ended September 30, 2001 and 2000, respectively.

The decrease in research and development expenses on a quarter to quarter basis of $201,864 is primarily due to a reduction in staffing in the Company's California facility in March and April 2001, offset somewhat by increases in the Orlando and Jacksonville wireless design centers.

On a year to date basis, research and development expenses increased by $260,927 due to increased research and development efforts in the Wireless Division. The increase in wireless research and development expenses is primarily due to increased personnel and overhead related to the expansion of the Company's Orlando and Jacksonville design centers. These increases are somewhat offset by decreases in personnel and other costs related to the Company's California facility.

Marketing and Selling Expenses
------------------------------
Marketing and selling expenses decreased $323,790 and $864,132 for the three and nine month periods ended September 30, 2001 when compared with the same periods in 2000. On a quarter to quarter basis, the decrease is primarily due to staffing reductions in the Wireless Division's sales and marketing group. On a year to date basis, the decrease also includes decreased personnel, advertising, promotional costs and outside consulting fees relating to the Video Division.

General and Administrative Expenses
-----------------------------------
General and administrative expenses increased by $112,032 for the three month period ended September 30, 2001 when compared to the same period in 2000 and decreased by $45,637 on a year to date basis. General and administrative expenses consist primarily of executive, accounting and administrative personnel costs, professional fees and insurance costs.

Other Expense
-------------
Other expense consists of losses on the disposal of out-of-service assets, primarily trade show booths and computer equipment.

Interest Income
---------------
Interest income was $420,111 and $570,916 for the three-month periods ended September 30, 2001 and 2000, respectively, and $1,352,856 and $1,161,283 for the nine month periods ended September 30, 2001 and 2000, respectively. Interest income represents interest earned on the proceeds from the Company's issuance of common stock in May 2000 and previous offerings, offset by funds used for operations.

Loss and Loss per Share
-----------------------
The Company's net loss increased by $2,120,281 or $0.15 per common share from the three-month period ended September 30, 2000 compared to the same period in 2001. On a year to date basis, the Company's net loss increased by $1,457,316 or $0.03 per common share. The increase in net losses is primarily due to decreased sales by the Company's Video Division, offset somewhat by decreased operating expenses in the Video Division.

Backlog
-------
The Company had camera backlog of approximately $128,000 at September 30, 2001. Camera backlog consists of orders received which generally have a specified delivery schedule within three to five weeks of receipt. In addition, the Company currently has a backlog of PVTV studio sales and services, excluding extended support services, of approximately $2.7 million, representing studio purchase commitments with delivery dates through the first half of 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At September 30, 2001, the Company had working capital of $40.5 million, a decrease of $5.1 million from $45.6 million at December 31, 2000. This decrease in working capital is primarily due to the use of cash to fund operations during the first nine months of 2001, offset somewhat by the sale of equity securities and proceeds from the exercise of stock options and warrants. The Company's principal source of liquidity at September 30, 2001 consisted of $35 million in cash and investments. Until the Company generates sufficient revenues from product sales or licensing fees, it will be required to continue to utilize its working capital to cover the continuing expense of research and development, marketing and general administration. Based on the Company's current estimates, it believes its current cash and investments will provide sufficient resources to meet its cash requirements for the next twelve months as well as on a longer-term basis.

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

ITEM 2.   CHANGES IN SECURITIES

                        Sales of Unregistered Securities
                        --------------------------------

                                              Consideration received and       Exemption     If option, warrant or
                                            description of underwriting or        from       convertible security,
Date of                         Number      other discounts to market price   registration   terms of exercise or
 sale      Title of security     sold           afforded to purchasers          claimed           conversion
-------------------------------------------------------------------------------------------------------------------
7/01-9/01   Options to          98,300      Option granted - no                   4(2)       Exercisable for
            purchase common                 consideration received by                        five years from
            stock granted                   Company until exercise                           the date the
            to employees                                                                     option first
                                                                                             becomes vested,
                                                                                             options vest
                                                                                             ratably over five
                                                                                             years at exercise
                                                                                             prices ranging
                                                                                             from $18 to $25
                                                                                             per share



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Not applicable.


ITEM 5.   OTHER INFORMATION.  Not applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  None

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ParkerVision, Inc.
                                        Registrant


November 14, 2001                       By: /s/ Jeffrey L. Parker
                                            ----------------------
                                            Jeffrey L. Parker
                                            Chairman and Chief Executive Officer


November 14, 2001                       By: /s/ Cynthia L. Poehlman
                                            ------------------------
                                            Cynthia L. Poehlman
                                            Chief Accounting Officer