Form 10-K
period 2001-12-31
PARKERVISION INC
filed 2002-04-01
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 1O-K

(Mark One)     (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

As of March 25, 2002, the aggregate market value of the Issuer's Common Stock, $.01 par value, held by non-affiliates of the Issuer was approximately $198,973,000 (based upon $20.70 per share closing price on that date, as reported by The Nasdaq National Market).

As of March 25, 2002, 13,936,606 shares of the Issuer's Common Stock were outstanding.

Documents incorporated by reference: Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2002 Annual Meeting are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

ParkerVision, Inc. was incorporated under the laws of the state of Florida on August 22, 1989. ParkerVision's operations consist of two operating segments - the Video Products Division ("Video Division") and the Wireless Technology Division ("Wireless Division"). The Wireless Division operates under the name Direct2Data Technologies.

Video Division
--------------

The Video Division is engaged in the design, development and marketing of automated video camera control systems, marketed under the tradename CameraMan(R) and automated production systems, marketed under the tradename PVTV(TM). The Company also provides training, support and other services related to these products. The Company sells its CameraMan(R) video products primarily through audiovisual dealers and other equipment manufacturers throughout the United States as well as in Canada, Latin America and Asia and it's corporate and education-based PVTV(TM) systems primarily through dealers in the United States and Canada. The Company sells its broadcast market PVTV NEWS(TM) systems direct to broadcasters in the United States and Canada.

The Company's Video Division revenue percentages by product and/or service lines are as follows:

Product/Service                             2001          2000          1999
-------------------------------           --------      --------      --------

CameraMan(R)systems                          66%           59%           89%
PVTV(TM)systems                              24%           36%           10%
Training and other services                   3%            3%            1%
Recurring & other support                     7%            2%            0%

The CameraMan(R) systems were initially developed to allow the creation of professional-quality video communication by non-professional video users. The Company markets its CameraMan(R) systems to certain educational and videoconferencing segments of the commercial market that utilize audiovisual solutions for communication, training, presentation, instructional and educational needs. The Company offers its CameraMan(R) products in a variety of application-specific packages designed for these markets. These packages include either single-chip or three-chip imaging cameras. The Company also offers a higher quality digital CameraMan(R) system targeted toward the broadcast and professional video user.

Since 1995, the Company has produced its single-chip camera products for Forgent Corporation, formerly named Vtel Corporation ("VTEL") under an Original Equipment Manufacturer ("OEM") agreement. In March 2002, the Company terminated its OEM agreement with VTEL.

The Company's unit sales of its single-chip camera products declined approximately 45% from 2000 to 2001. This decline is largely due to declining sales to VTEL, which the Company attributes in part to VTEL's restructuring of its operations during 2001. The Company believes the decline in single-chip sales is also due to the Company's product development and marketing focus on its PVTV(TM) broadcast systems and to increasing price pressure from competitive offerings. The Company anticipates continued declines in its single chip camera sales in 2002. In the fourth quarter of 2001, the Company reduced its direct production staffing in anticipation of reduced camera sales volume.

The Company's PVTV(TM) systems were designed specifically to meet the needs of studio production markets. The PVTV(TM) product line includes a professional, broadcast television quality video production system that integrates video, audio, machine control and camera control functions into an intelligent single-operator station. PVTV(TM) systems also typically incorporate two or more of the Company's three chip camera systems. The system was designed to allow organizations to economize their resources by maximizing their production capabilities. A single operator can control, in parallel, the production functions that traditionally require as many as four to twelve individuals to operate using traditionally available broadcast equipment.

During 1998 and 1999, the Company sold its PVTV(TM) systems to several beta or "pilot" sites in broadcast, corporate and educational markets. The Company worked extensively with these sites during 1998 and 1999 to increase the technological capabilities of its system. During this time, the Company also focused on filing patents to protect its proprietary technologies related to the PVTV (TM) system. In 1999, the Company introduced a digital version of its PVTV NEWS(TM) package and an education-based system marketed under the tradename PVTV Learning(TM).

During 2000, the Company continued to enhance the features, functionality and third party interfaces of its PVTV(TM) systems. During 2000, the Company received a purchase contract from The Ackerley Group ("Ackerley"), a broadcast ownership group, for the purchase of PVTV(TM) systems for nine of Ackerley's television news stations. Substantially all of these system sales were completed in 2000 resulting in approximately $4,700,000 in revenue from system sales and services. Ackerley accounted for approximately 30% of the Company's revenues in 2000.

In 2001, the broadcast marketplace experienced a downturn with significant decreases in advertising revenue and resulting profits. Despite these industry trends, the Company did continue to gain momentum in the broadcast industry. In the second half of the year, the Company received purchase contracts from two large station ownership groups, LIN Television Corporation and McGraw-Hill Broadcasting Company, Inc. These two ownership groups committed to purchase a total of twelve PVTV(TM) systems for stations throughout the United States, including one station in Puerto Rico. Due to customer installation schedules, only three of the twelve systems were delivered in 2001. An additional four systems were delivered in the first quarter of 2002 and the remaining five systems are scheduled for delivery in the second quarter of 2002.

The broadcast news industry measures market size in terms of Designated Market Area ("DMA"). DMA is a designation for measuring the viewing market share of television stations. There are currently 210 DMA's throughout the United States with DMA 1 representing the largest viewing market and DMA 210 representing the smallest viewing market. As of the end of 2001, the Company had systems installed in television stations in DMA markets ranging from 53 to 205. In addition, the Company has sales commitments for PVTV(TM) systems in DMA markets as large as DMA 18.

The Company's development efforts in 2001 were focused on continued enhancements to the PVTV(TM) product line, including a scaled offering of systems. The less expensive systems have limited features and functionality and target corporate and educational markets while the more expensive systems target the broadcast news market. The Company started development of its highest-end digital PVTV NEWS(TM) system, called the CR4000(TM), which is specifically targeted for broadcast networks and large market (DMA 1 - 25) local broadcast stations. This new system provides an increased number of video inputs, mixed effects and keyers, audio inputs and control ports, as well as advanced automation software features specifically designed for larger markets. The Company completed development of this high-end system in the first quarter of 2002.

Wireless Division
-----------------

The Company's Wireless Division is engaged in the development and initial marketing of its Direct2Data(TM), or D2D(TM), technology. The D2D(TM) technology is wireless Direct Conversion radio frequency ("RF") technology that the Company believes will reduce the complexity, cost, size, and power consumption of radio transceivers when compared with Super Heterodyne-based radio transceivers. The Company is initially targeting wireless local area networks ("WLAN") and cellular telephone applications for its technology, but believes the technology is applicable to many other markets. The Company's Wireless Division has not generated any revenue to date.

The Company believes its D2D(TM) technology represents a completely new circuit architecture for constructing RF front-ends (transmitters, receivers and transceivers) that has the capability of replacing traditional RF heterodyne architectures. In 1998, the Company announced that its D2D(TM) technology allowed for a single-step direct conversion of a received modulated RF carrier signal to its analog baseband data waveform. The Company also determined that its D2D(TM) technology could be applied to RF transmitter use for producing direct single-step up-conversion for on-channel modulated RF carriers. This single-step process eliminates the need for the traditional multiple-step receiver architectures based on heterodyne mixers (also referred to as Super-heterodyne receivers) which are commonly deployed in RF receiver design. The Company believes the Super-Heterodyne based radios are currently the most widely deployed radio circuit architecture utilized in wireless communications. Super heterodyne receivers process RF carriers via one or more Intermediate Frequency ("IF") steps before achieving extraction of the modulated data in the form of an analog baseband waveform.

The Company's focus has been on the creation of application-specific, highly-integrated silicon chips embodying the circuits necessary to produce zero Intermediate Frequency ("zero IF") RF front-ends based on the D2D(TM) direct conversion technology. Zero IF radios eliminate all of the intermediate frequency stages currently utilized in broadly deployed multi-step conversion heterodyne transmitters and receivers.

The Company believes the D2D(TM) architecture can be implemented in a wide range of semiconductor processes allowing the opportunity to integrate other system functions such as amplifiers, local oscillators, and baseband filters onto the same IC as the RF up and down-conversion. This integration would allow the creation of highly integrated RF receivers, transmitters or transceivers. The Company believes its D2D(TM) technology represents a significant improvement in the development of radio transceivers by enabling the reduction of complexity, size, power consumption and cost of many wireless communication systems. The Company believes the D2D(TM) technology represents a significant improvement over alternate circuit approaches for achieving higher levels of RF front-end circuit integration. Alternate approaches that are based on traditional RF to data conversion methods often achieve high levels of RF circuit integration at the expense of certain performance attributes. Traditionally-constructed Super-heterodyne RF front-ends are built from multiple discrete components and sub-systems whereby each step is constructed from discrete circuits that can be highly isolated from each other. This high degree of isolation allows for the achievement of what the industry considers to be excellent levels of RF front-end performance, usually referenced in terms of large dynamic range, excellent sensitivity, and high levels of adjacent channel rejection, among other attributes. The Company believes that integrating Super-heterodyne architectures into silicon chips on a single die (chip) has resulted in the degradation of certain performance characteristics when compared to the traditionally-constructed Super-heterodyne RF front-end and that this degradation is problematic to designers who employ such RF front-ends in products requiring high performance. The Company also believes that it is not practical to implement certain sub-systems of a Super-heterodyne receiver into silicon circuits, such as the required IF filters and the various isolation requirements necessary between the multiple local oscillators and conversion stages.

The industry has more recently been trending toward the development of direct conversion RF architectures for high levels of circuit integration. However, to the best of the Company's knowledge, these efforts have been based on the use of the heterodyne mixer as the fundamental RF-to-baseband building block of the direct conversion RF front-end. The Company believes that the heterodyne mixer was largely developed as a frequency translator device, which is how it is used in Super-heterodyne architectures. In direct conversion architecture, however, the heterodyne mixer is deployed as a data extraction device, and the Company believes that there are fundamental shortcomings and design challenges in using a heterodyne mixer for single-step data extraction. The Company believes that the end result of using heterodyne mixers in highly integrated direct conversion RF front-ends will result in the compromise of certain performance figures of merit when compared to the Super-heterodyne counterparts that such RF front-ends are often attempting to replace in products requiring high performance.

It is possible that the industry will accept compromises in performance such as higher power consumption, lower sensitivity and dynamic range, less adjacent channel rejection, or all of the aforementioned. However, the Company believes that its D2D(TM) technology will enable the creation of RF front-ends that will meet, or in certain instances exceed, the performance figures of merit of the Super-heterodyne RF front-ends that such implementations would be replacing. The Company also believes that it will distinguish itself from other direct conversion offerings by delivering high levels of RF front-end circuit integration without the compromises that it believes will be found in offerings based on the use of traditional heterodyne mixers or hybrid approaches to direct conversion. It is also possible that the industry will develop advancements to the traditional approaches which will enable fewer compromises in performance.

During 1998 and 1999, the Company focused much of its efforts on filing patents to protect its intellectual property and continued to develop technology enhancements. The Company's development efforts in the second half of 1999 became focused on verifying the applicability of its D2D(TM) technology to specific industry standards-based applications including the IEEE 802.11b WLAN standard, GSM cellular application, and CDMA IS-95 cellular application. Although the Company believes the technology to be applicable to all of these wireless standards, the Company is currently in active development of D2D(TM) transceivers for application to 2.4GHz IEEE 802.11b. Upon successful completion of the 802.11b transceiver, the Company intends to expand its offering to 5.0 GHz IEEE 802.11a standards and CDMA IS-95/2000 1X and analog AMPs cellular standards.

In 1999, the Company completed the development of an IEEE 802.11b WLAN demonstrator that demonstrates several of the technological breakthroughs made possible by the Company's D2D(TM) technology. The Company also entered into a licensing agreement with Symbol Technologies, Inc. ("Symbol"), a leading provider of mobile data management systems and services for WLAN products. The agreement calls for D2D(TM) to be incorporated into the majority of Symbol's future WLAN products and for Symbol to be the sole licensee in the WLAN marketplace. Under the terms of the agreement, the Company received prepaid royalties, which are included in deferred revenue, and may receive additional payments over time for the sale by Symbol of products including the D2D(TM) technology. Under the terms of the agreement with Symbol, the Company preserves its rights to develop and market its own D2D(TM)-based transceivers for the WLAN marketplace as well as contract with others to incorporate into their own IC's implementations of the D2D(TM) technology developed by the Company.

The Company also completed a D2D(TM)-based transmitter demonstration platform that the Company believes meets or exceeds the requirements of the CDMA IS-95 standard. Early in 2000, the Company announced that the identical D2D(TM) transmitter hardware was utilized to complete a demonstrator platform that the Company believes exceeds the GSM standard. CDMA is the fastest growing digital cellular standard in several regions of the world and is considered to be the most demanding of the current digital cellular standards in terms of radio transceiver performance requirements. GSM is currently the world's most popular digital cellular communications standard. The Company now also has completed a CDMA receiver prototype that the Company has tested and believes meets or exceeds the performance requirements to be compliant with the CDMA 2000 1X standard. The Company has started the process of developing integrated circuits for the development of a highly integrated CDMA 2000 RF front-end chipset. The Company believes that such a chipset would not be ready for commercial use for at least twelve months after the Company has completed a successful commercially-deployable implementation for its 802.11b WLAN IC.

In March 2000, the Company acquired substantially all of the assets of Signal Technologies, Inc., a privately owned, Orlando, Florida based RF design firm which had previously provided application engineering and design services to the Company for the D2D(TM) technology. The assets of STI were acquired for approximately $2 million in convertible preferred stock. In addition, the Company employed all of the former STI employees and entered into employment agreements with several key employees. Throughout 2000 and 2001, the Company expanded its facilities and its engineering personnel in its Orlando facility and has plans to continue increasing its Orlando engineering staff in 2002.

The Company's wireless design centers are located in Jacksonville and Orlando, Florida. During 2001, the Company closed its California and Utah offices which were established primarily as design centers.

Early in 2001, the Company entered into an agreement with PrairieComm, Inc. ("PrairieComm"), a cellular chipset and embedded software developer, to jointly develop new chipsets using D2D(TM)-based RF transceivers and PrairieComm baseband processors for wireless devices, including cellular telephones. As the Company's wireless product development is currently heavily focused on the successful completion of its 802.11b WLAN transceiver IC, the Company's interaction with PrairieComm is limited at this time. The Company believes that its first CDMA transceiver IC will not be available for at least twelve months after the completion of the 802.11b IC.

The Company also entered into an agreement with Texas Instruments Incorporated ("TI") for the development of interfaces between the Company's transceiver IC's and TI's baseband processors in the areas of wireless networking and cellular applications. In addition, TI agreed to manufacture D2D(TM)-based IC's for the Company using various TI semiconductor processes. TI purchased $2.5 million in the Company's equity securities in a private placement transaction in 2001.

In the first half of 2001, the Company completed the design of its first highly-integrated 2.4 GHz IEEE 802.11b WLAN D2D(TM)-based RF transceiver IC's. The Company subsequently decided to move its design from the  semiconductor  process  that it was using to a process manufactured by TI. The Company believes the transition from the original semiconductor process to TI's process and the resulting production of commercially available IC's is a twelve to twenty-four month process. The Company expects to have WLAN IC's available in the second half of 2002 for demonstrations to prospective customers. The Company also believes that its WLAN IC's produced on the TI process will be ready for commercial use in the second half of 2002; however, it is possible that such IC's could require further design modifications as the Company receives feedback from certain potential customers and conducts extensive testing on its first WLAN IC's. The Company believes that it is not uncommon for multiple iterations of IC's for certain customer requirements to occur before a commercially deployable product is achieved for those customers. Each iteration is typically a ten to sixteen week process due to semiconductor foundry process lead-times and packaging.

PRODUCTS
--------

Video Division
--------------

The Company's patented CameraMan(R) automated video camera control systems utilize a portable, computerized base which pans and tilts simultaneously to achieve fluid motion, into which is integrated a professional quality single-chip or three-chip imaging camera that provides the system camera control functions, such as auto-focus and auto-iris control. The base unit also includes a proprietary automatic tracking capability. Additional peripheral devices are available to control the automatic tracking functions and to remotely control base unit and camera functions. CameraMan(R) camera products are offered in a variety of application-specific packages. The Company plans to focus its future development efforts on its three-chip camera systems and its PVTV(TM) product line.

The Company's three-chip product line is available in both an analog and a digital version. The three-chip camera systems, in addition to being available in application-specific packages for distance education and corporate use, are packaged with the Company's PVTV(TM) systems. Digital camera systems are available in standard 4:3 aspect ratios and switchable 4:3/16:9 formats in order to take advantage of the eventual market transition from standard NTSC 4:3 television to 16:9 digital format television

The Company's analog automated camera control systems have list prices ranging from approximately $5,000 to $8,000 for a single-chip system and $20,000 to $24,000 for an analog three-chip system. The Company's digital three-chip camera systems have list prices ranging from approximately $27,000 to $41,000.

The Company's patents-pending PVTV(TM) system provides fully integrated PC-based production systems with unique functionality. These systems often incorporate two or more CameraMan(R) three-chip analog or digital camera systems with additional audio, video and machine control functions, a graphical user interface and software based on a Microsoft(R) operating system. A proprietary Transition Macro(TM) technology allows the system operator to build, revise and preview a production in storyboard fashion and then run the entire live or live-to-tape production from a single user interface. These systems also allow the operator to manually pause or interrupt the automated production, as needed, to insert changes. In addition to CameraMan(R) cameras, the PVTV(TM) systems can work with other video sources such as satellite feeds, compression/decompression devices, video and audio playback devices, character generators, still stores, and manually-operated or robotic cameras produced by other manufacturers.

The PVTV(TM) product line is currently available in three application-specific packages: PVTV NEWS(TM) targeted for broadcast and cable production markets, PVTV PRO(TM) targeted for corporations and government facilities and PVTV
Learning(TM) targeted at educational environments including high schools, colleges and universities.

The PVTV NEWS(TM) system is a switchable 4:3/16:9 aspect ratio digital production system that adds proprietary functionality such as the Transition Macro(TM) technology that allows for "event driven" automation for a one or two person live production control room. Rundown Converter(TM) technology is also provided to integrate News Automation Systems such as AVID's "iNEWS", Associated Press's "News Center" or "ENPS" and others to directly program the PVTV NEWS(TM) system for a seamless newsroom work flow process. In addition, the system allows for dynamic changes such as adding, deleting or moving stories as required including the insertion of late breaking news in a live broadcast environment.

The PVTV NEWS CR4000(TM) is the latest development of the PVTV NEWS(TM) digital system product line specifically targeted for broadcast networks and large market local broadcast stations. This new system includes advanced software features that simplify the user interface for single operator control, improves Transition Macro(TM) timeline management and workflow processes while expanding automation functionality. The CR4000 is a rack mount system which provides for expanded video, keyer, audio and control capabilities.

The PVTV NEWS(TM) product line includes the PVTV NEWS(TM) 8, 16, 24, 24 Plus! and the CR4000. The PVTV NEWS(TM) 8 is targeted for remote news bureaus and secondary or "B" control rooms for breaking news, news cut-ins and webcast-only applications. The PVTV NEWS(TM) 16 is targeted for local news television stations above DMA 150. The PVTV NEWS(TM) 24 is targeted for local news television stations between DMA 75 - 150. The PVTV NEWS(TM) 24 Plus! is targeted for local news television stations between DMA markets 25 - 75. Finally, the new CR4000 is targeted for networks and large market television stations in DMA 1 -25. The larger PVTV NEWS(TM) systems can also be used in cost efficient applications for secondary control rooms for breaking news, news cut-ins and digital multicasting "B", "C" and "D" control rooms. The PVTV NEWS(TM) systems are generally available in single or dual packages. The dual packages provide for system redundancy and back-to-back newscasting. The list price for a PVTV NEWS(TM) system ranges from $175,000 to $870,000.

The PVTV PRO(TM) and Learning(TM) systems are the baseline "value" priced offerings for the corporate and education markets, respectively. The PVTV PRO(TM) system targets corporate webcast applications such as CEO addresses, training, product launch announcements and human resource communications as well as traditional live production and presentation image magnification applications for events such as seminars and guest speakers. The PVTV Learning(TM) system, which is packaged with a comprehensive curriculum on CD-ROM, is a single-source all digital production solution that facilitates the specification, design and procurement process for the customer. The PVTV PRO(TM) and Learning(TM) packages have list prices ranging from $175,000 to $205,000.

The PVTV(TM) product line includes various package configurations including components that provide additional functionality. These components include the ScriptViewer(TM), Shot Director(TM) and CameraMan(R) camera systems. The ScriptViewer(TM) system is an automated teleprompter system that integrates with News Automation Systems and PVTV Studio NEWS(TM). The Shot Director(TM) is a multi-camera joystick controller which is compatible with three-chip analog and digital CameraMan(R) camera systems and provides real-time camera control and setup configuration functionality for up to sixteen CameraMan(R) cameras. The Shot Director(TM) is also offered as a stand-alone component for use with CameraMan(R) cameras. In addition, in 2001, the Company designed its XSWITCH(TM) product that allows for seamless interface between dual PVTV(TM) systems for system redundancy and backup.

The Company believes its 2002 product line will address expanded functional requirements for broadcast networks, local affiliates and cable channels that produce news as well as address functional and price point targets to enable operating efficiencies with new startup opportunities for Internet-only webcasters. The Company has a product currently in beta testing and development called the PVTV WebSTATION(TM) for News which is a patent-pending system designed to leverage the automation capabilities of PVTV NEWS(TM) for Internet live and on-demand distribution. The Company is evaluating various business models for this product and does not currently have an anticipated release date.

Wireless Division
-----------------

The Company is currently focused on developing its own IC's for application to the WLAN 802.11b, 802.11g, and 802.11a standards as well as CDMA 2000 1X cellular standards. The initial application for which the Company believes it will deliver its first commercially viable IC's is for the WLAN 802.11b application. The Company believes the D2D(TM) architecture will allow manufacturers to reduce component costs, reduce power consumption and simplify design and manufacturing of WLAN products when compared with the Super-heterodyne RF front-ends currently employed for enterprise, consumer and other vertical markets. The Company further believes that its WLAN IC's will meet or exceed the performance of the high performance Super-heterodyne RF front-ends that are currently employed in the more expensive, better quality WLAN 802.11b products.

The Company anticipates that it will begin demonstrations with reference designs and initial sampling of WLAN IC's to targeted OEM customers during the second half of 2002. The Company anticipates receiving its first completed highly-integrated WLAN IC's on the TI process in the middle of 2002 and will undergo testing and sampling of such IC's to prospective customers shortly thereafter. There can be no guarantee that the highly-integrated WLAN IC will not require multiple iterations to achieve the feature set and performance that the Company desires, although the Company believes that there are no technical impediments to achieving such. Each iteration is typically a ten to sixteen week process due to semiconductor foundry lead-times and packaging. The Company is also developing a CDMA 2000-1X transceiver which also includes analog AMPs for use in mobile handset applications. The first chipsets that the Company would have available to sample to prospective customers for this application are at least twelve months following the Company's successful completion of commercially acceptable IC's for 802.11b WLAN.

MARKETING AND SALES
-------------------

Video Division
--------------

The Video Division is primarily focused on market penetration of the broadcast television industry with its PVTV(TM) News products. To establish the PVTV(TM) automation system platform as a live production industry standard, the Company believes that acceptance by broadcasters for their news operations, the most demanding of all applications, is critical. The Company believes other vertical markets (such as corporate, government and education) will likely follow the lead of the broadcast community.

The Company sells the majority of its PVTV(TM) automated production systems direct through its own national sales force. In addition to system sales, the Company provides training and annual service and support contracts for its PVTV(TM) systems. These services are supported primarily by internal trainers, project managers and support personnel.

In addition to its internal sales force, the Company's video division has a network of both national and international audiovisual product dealers, telecommunication dealers and systems integrators. This dealer network is primarily responsible for stand-alone CameraMan(R) video camera control system sales. Select dealers are also authorized to market and sell the Company's lower-end PVTV(TM) solutions to corporate and educational environments.

The majority of the Company's sales to date have been generated through its authorized dealers, primarily located in the United States. Although the Company has a small international dealer network, primarily in Asia, overseas sales have not represented a significant portion of the Company's revenues to date. The Company's revenue percentages by distribution channel are as follows:

Distribution Channel                        2001          2000          1999
-------------------------------           --------      --------      --------

Direct                                       29%           40%           10%
National Resellers                           52%           38%           53%
International Resellers                      10%            6%            8%
OEM Customers                                 9%           16%           29%

No single customer accounted for more than 10% of the Company's revenue in 2001. VTEL and Ackerley accounted for approximately 16% and 30%, respectively of the Company's revenues in 2000. In 1999, VTEL accounted for 29% of the Company's revenue.

As the Company's sales and marketing efforts focus primarily on the broadcast industry, the Company anticipates that its direct sales channel will become a higher contributor to revenues in 2002 and future years. The Company anticipates reducing the number of dealers in its network which will allow more focused efforts on qualifying and training those dealers that will be instrumental in three-chip camera and lower-end PVTV(TM) system sales.

Wireless Division
-----------------

The Company began its initial commercialization of its wireless technology by focusing its efforts on commercialization through license arrangements with third parties. This resulted in a licensing arrangement with Symbol for WLAN in 1999. The Company subsequently refocused its efforts to the production and marketing of its own IC's to product manufacturers in targeted markets.

In the WLAN marketplace the Company's current plans are to sell IC's directly to OEM's who manufacture and sell products including WLAN Network Interface Cards ("NIC's") and Access Points ("AP's"). The Company plans to increase its sales and marketing staff in 2002 in order to launch its sales efforts for its WLAN IC's. This would include support staff for creating reference designs of the Company's WLAN IC's for use with other complimentary IC's to create complete NIC's and AP's as well as sales and marketing staff to build relationships with OEM's that the company plans on targeting for sales of its WLAN IC's. The Company also anticipates that it may develop relationships with manufacturers' representatives who represent IC-based products to the OEM's.

The Company may also pursue strategic relationships with other companies that produce complimentary IC's such as baseband processors and power amplifiers. The Company has entered into a relationship with PrairieComm to develop interfaces between the Company's cellular IC's and PrairieComm's baseband processor IC's. The initial collaborative efforts with PrairieComm are focused on CDMA applications. Additionally, the Company entered into a relationship with Texas Instruments with an initial focus on developing interfaces between the Company's transceiver IC's and TI's baseband processors in the areas of wireless networking and cellular applications.

COMPETITION
-----------

Video Division
--------------

The videoconferencing industry, which includes distance education, is highly competitive. The Company is aware of other companies that have commercialized or developed technologies and products, which are competitive with certain functions of the CameraMan(R) automated camera control systems. The Company has experienced declines in its single-chip system sales which it believes is in part due to price competition from offerings which offer limited functions but for substantially lower prices. The Company believes that it competes principally on the basis of the capabilities of the patented and patent-pending CameraMan(R) camera system, ease of system application, and system flexibility.

The studio production industry is also highly competitive. Thomson/Grass Valley Group, Sony Corporation, Panasonic Corporation, Ross Video, and E-Studio Live, among others, offer video switchers and various other products for production environments. The Thomson/Grass Valley Group and Sony Corporation are the most dominant competitors in the broadcast market which is the target of the PVTV(TM) News systems. A traditional audio/video production environment involves the coordination of multiple operators who independently operate various pieces of equipment in parallel to achieve audio, video, machine control and camera control functions. The Company is not aware of any competitors who currently offer a system solution that integrates audio, video, machine control and camera control through a single interface and provides the technology to allow these functions to operate automatically and in parallel. In addition, the Company is not aware of any competitors who currently offer a level of automation with integration to news automation systems.

The Company believes the most compelling reason for a broadcaster to purchase PVTV(TM) is operational efficiencies and enhanced capabilities. Poor business conditions in 2001 and the resulting lack of advertising revenue have forced many broadcasters to seek long-term solutions that address quick returns to capital equipment investments. The Company believes these industry conditions resulted in a general slowdown in broadcast equipment purchases that are unrelated to government-mandated broadcast requirements. The Company believes that PVTV(TM) will allow the broadcaster to lower operational costs while maintaining their quality of presentation. In addition, PVTV(TM) helps broadcasters establish new workflow processes and technology that will allow them to take advantage of the digital transition. The Company intends to compete based on its patents-pending technology and continued enhancements of its system to offer users more automation and functionality than its competitors.

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

Wireless Division
-----------------

The Company intends to compete in the wireless industry based on the unique attributes of its patent-issued and patent-pending D2D(TM) technology which the Company believes will provide one or more of the attributes of lower cost, smaller size, lower power consumption and better performance than other technologies and approaches of which the Company is aware. The Company believes that the competing approaches are either traditional Super-Heterodyne multi-step up and down-conversion based transceivers or direct conversion transceivers which are fundamentally based on utilizing more traditional devices to achieve the Direct Conversion function instead of the Company's approach. Although the Company expects to compete in this market on the basis of its patented technology, it is possible that competitors will attempt and be successful at finding alternative solutions or will develop technology with benefits that are equivalent to or superior to the benefits of the Company's technology.

The Company believes its wireless technology represents a significant advancement in the approach to processing RF carrier signals in the direct up-conversion (transmitter) and down-conversion (receiver) of the RF carrier to the baseband analog data waveform. The Company believes that one primary source of competition will be from older technological solutions which designers and manufacturers are currently using and about which they are knowledgeable. The Company further believes that other developers of RF IC's will develop and introduce their own direct conversion transceiver IC's which will be another source of competition. The Company also expects competition to arise from other RF technologies that are emerging or currently under development that may provide equivalent or superior benefits to the Company's technology.

Several wireless companies have announced the development of direct conversion or near direct conversion products including transceivers for use in GSM and CDMA cellular applications, Bluetooth standard applications and WLAN applications. The Company believes several of these applications do not represent single-step direct conversion like the Company's D2D(TM) technology, but rather represent architectures that employ a low IF or other variation on traditional heterodyne-based up/down conversion architectures. In some cases, the Company does not have sufficient information to determine the approach these competitors have taken in their direct conversion products. At this time, the Company believes that it has the only direct conversion approach to date that is not fundamentally based on previous up/down conversion devices and circuits, the most common being the heterodyne-based mixer or variants of such mixers.

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

The Company currently purchases all of its specially designed component parts from single-source suppliers. The Company owns the design and dies for such components and believes that alternative sources of supply for such components are available. In addition, the Company purchases the camera modules for its automated camera systems and several of the hardware components for its automated production systems from single-source suppliers. Alternative sources of supply would require modifications to existing systems. The Company maintains blanket orders and/or purchase contracts with these suppliers. The Company purchases other system components pursuant to purchase orders placed from time to time in the ordinary course of business.

For the year ended December 31, 2001, two suppliers accounted for an aggregate of 21% of the Company's component purchases. For the years ended December 31, 2000 and 1999, one supplier accounted for approximately 20% and 26%, respectively of the Company's component purchases. These suppliers represent single-source suppliers of camera and other components utilized primarily in the Company's PVTV(TM) products. No other supplier accounted for more than 10% of the Company's component purchases in 2001, 2000 or 1999.

At December 31, 2001, the Company had commitments to purchase camera modules and other parts totaling approximately $477,000 through 2002. These commitments primarily represent blanket purchase orders with a few single source suppliers of camera and other components which are critical to the Company's production of PVTV(TM) products. The Company is substantially dependent on the ability of its suppliers, among other things, to satisfy performance and quality specifications and dedicate sufficient production capacity for components within scheduled delivery times. Failure or delay by the Company's suppliers in supplying necessary components to the Company would adversely affect the Company's ability to obtain and deliver products on a timely and competitive basis. The Company endeavors to mitigate the potential adverse effect of supply interruptions by carefully qualifying vendors on the basis of quality and dependability, and by maintaining an inventory of certain components, but there can be no assurances that such components will be readily available when needed.

The Company's sales cycle for its camera and production products is estimated to be from one to eighteen months. The period from execution of a customer's purchase order to delivery of a CameraMan(R) camera system is typically one to six weeks. The period from execution of a customer's purchase contract to delivery of a PVTV(TM) system can be as short as two to three weeks, however due to customer site readiness, customer installation schedules and workflow process changes required, the delivery period may be delayed for up to six months from the time the purchase contract is received. The Company attempts to forecast orders and to purchase long lead-time components in advance of receipt of purchase orders to permit it to provide deliveries of completed systems within its standard delivery period. At December 31, 2001, the Company maintained an inventory of standard electronic and other system components of $2,726,813. Substantially all of the Company's systems are delivered to customers by common carrier.

The Company offers a one-year limited warranty on its products covering defects in workmanship and materials and software bugs. During the warranty period the Company will replace parts and make repairs to system components at its expense. The Company records a reserve for future warranty costs at the time of sale. Extended support and service contracts are offered to the customer to cover hardware and software maintenance support and upgrades for the PVTV(TM) systems. The revenues from all extended support contracts are recognized ratably over the service period.

Wireless Division
-----------------

The Company plans to utilize semiconductor foundries for the production of RF IC's. Early in 2001, the Company entered into an agreement with TI for the production of its IC's using various TI semiconductor processes. The Company will be substantially dependent upon TI and possibly other foundries to satisfy performance and quality specifications and dedicate sufficient production capacity for IC's within scheduled delivery times. Additionally, there can be no assurance that the foundry process specifications will remain constant and the Company could be required to re-design its circuits without notice from the semiconductor provider. Failure or delay by the foundries in supplying IC's to the Company, failure or delay by the foundries in meeting the performance or quality specifications, or changes by the foundry in its semiconductor process specifications would adversely affect the Company's ability to obtain and deliver such IC's on a timely and competitive basis. The Company endeavors to mitigate the potential adverse effect of supply interruptions by carefully qualifying foundries on the basis of quality and dependability.

PATENTS AND TRADEMARKS
----------------------

As of March 25, 2002, the Company's patent portfolio consists of the following patents and patents pending:

                                             Video         Wireless       Total
                                             -----         --------       -----
U.S. Utility patents                          16              5             21
Foreign Utility patents                        8              3             11
U.S. Utility patent applications               8             41             49
Foreign Utility patent applications            5             41             46
Patent Cooperation Treaty applications         2              9             11
U.S. provisional patent applications           3              1              4
German Registered Utility Models               -              2              2

The Company's video patents relate to certain tracking functions and methods for controlling the field of view in an automatic tracking camera system and other applications relating to its automated video production systems. The Company's wireless patents pertain primarily to the Company's wireless D2D(TM) technology. The economic life of the Company's patents ranges from five to twenty years.

The Company promotes its camera, video production and wireless technologies under the United States registered trademarks ParkerVision, CameraMan, and the Three Triangles Logo. The Company currently holds United States trademark and service mark applications for the marks D2D, DIRECT2DATA, and DIRECT CONVERSION WITHOUT THE COMPROMISES, and a United States trademark application for the mark PVTV.

The Company currently holds various foreign trademark and service mark registrations for the marks D2D, DIRECT2DATA, and DIRECT CONVERSION WITHOUT THE COMPROMISES. The Company further promotes its products and services under other marks.

GOVERNMENT REGULATION
---------------------

The Company utilizes wireless communications in its CameraMan(R) camera and PVTV(TM) systems and in its D2D(TM) technology. These wireless communications utilize infrared and radio frequency technology that is subject to regulation by the Federal Communications Commission ("FCC") in the United States and other government agencies in foreign countries. The Company has obtained, is in the process of obtaining, or will attempt to obtain all licenses and approvals necessary for the operation of its products and technologies in those countries that it sells products. To date, the Company has not encountered any significant inability or limitations on obtaining required material licenses. There can be no assurance that, in the future, the Company will be able to obtain required licenses or that the FCC or other foreign government agency will not require the Company to comply with more stringent licensing requirements. Failure or delay in obtaining required licenses would have a material adverse effect on the Company. In addition, expansion of the Company's operations into certain foreign markets may require the Company to obtain additional licenses for its products. Amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into foreign jurisdictions, could require the Company to alter methods of operations at costs that could be substantial, which could have an adverse effect on the Company. There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable laws and regulations and licensing requirements.

RESEARCH AND DEVELOPMENT
------------------------

For the years ended December 31, 2001, 2000 and 1999, the Company expended approximately $12,796,000, $12,601,000 and $6,203,000, respectively, on research and development. For the past three years, the Company's principal research and development efforts have been devoted to the development of the PVTV(TM) product line in the Video Division and the D2D(TM) technology in the Wireless Division.

EMPLOYEES
---------

As of December 31, 2001, the Company had 120 full-time employees and 1 part-time employee, of which 12 are employed in manufacturing, 71 in engineering research and development, 12 in sales and marketing, 11 in product training and support, and 15 in finance and administration. None of the Company's employees are represented by a labor union. The Company considers its employee relations satisfactory.

ITEM 2. PROPERTIES

The Company's executive offices and Video Division manufacturing, sales and distribution operations are located in approximately 33,000 square feet of leased space on three acres of land in Jacksonville, Florida, pursuant to a lease agreement with Jeffrey Parker, Chairman of the Board and

Chief Executive Officer of the Company, and Barbara Parker, a related party. The lease is on a triple net basis and currently provides for a monthly base rental payment of $23,276, or approximately $8.46 per square foot annually through February 2007. Independent management of the Company recently conducted a study and concluded that the rate charged under this lease agreement is competitive with comparable properties. The Company believes that its manufacturing facility is adequate for its current and reasonably foreseeable future needs. The Company believes that the physical capacity at its current facility will accommodate expansion, if required.

The Company leases approximately 5,300 square feet of office space in Jacksonville, Florida for its Wireless Division engineering and business development staff. The lease provides for a monthly rental payment of approximately $9,300 through May 2003.

The Company also leases approximately 17,400 square feet of office space in Lake Mary, Florida for the Wireless Division's Orlando design center. The lease term commenced in September 2000 and provides for a monthly rental payment of approximately $29,200 through December 2005.

The Company leases approximately 5,600 square feet of office space in Pleasanton, California. The lease term commenced in March 2000 and provides for a monthly rental payment of approximately $13,700 through March 2005. The Company is currently marketing this space for sub-lease.

The Company leases approximately 1,200 square feet in Los Angeles, California as a demonstration and training facility for the Company's video products. The lease provides for a monthly rental payment of approximately $1,700 per month through May 2005.

ITEM 3. LEGAL PROCEEDINGS

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

                        2001                  2000                  1999
                 ------------------    ------------------    ------------------
                   High       Low        High       Low        High       Low
                 -------    -------    -------    -------    -------    -------
1st Quarter      $40.563    $22.375    $36.500    $25.250    $31.500    $22.063
2nd Quarter       29.550     21.328     52.875     21.000     37.313     25.938
3rd Quarter       25.690     13.180     52.000     36.250     39.063     21.875
4th Quarter       22.690     16.570     56.438     36.500     32.000     18.500

HOLDERS
-------

As of March 18, 2002, there were 117 holders of record. The Company believes there are approximately 1,700 beneficial holders of the Company's common stock.

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

SALES OF UNREGISTERED SECURITIES
--------------------------------

                                                                                         If option, warrant
                                           Consideration received and      Exemption      or convertible
                                           description of underwriting       from         security, terms
Date of       Title of           Number    or other discounts to market   registration    of exercise or
 sale         security            sold     price afforded to purchasers     claimed         conversion
-------------------------------------------------------------------------------------------------------------
10/01/01      Options to         86,350    Options granted - no               4(2)       Exercisable for five
   to         purchase                     consideration received by                     years from the date
12/31/01      common stock                 Company until exercise                        the options vest,
              granted to                                                                 options vest over
              employees                                                                  three to five years
              pursuant to                                                                at an exercise price
              the 1993 and                                                               ranging from $17.30
              2000 Plans                                                                 to $22.44 per share

10/05/01      Options to         17,500    Options granted - no               4(2)       Exercisable for ten
              purchase                     consideration received by                     years from the date
              common stock                 Company until exercise                        of grant, options
              granted to the                                                             vest immediately
              Board of                                                                   upon grant date at
              Directors                                                                  an exercise price of
              pursuant to                                                                $18.94 per share
              the 2000 Plan

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data for the Company as of the dates and for the periods indicated. The data has been derived from the audited consolidated financial statements of the Company included in Item 8. The selected financial data should be read in conjunction with the consolidated financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                               For the years ended December 31,
                                   --------------------------------------------------------
                                     2001        2000        1999        1998        1997
                                   --------    --------    --------    --------    --------
                                           (in thousands, except per share amounts)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Revenues, net                      $  9,315    $ 15,965    $ 10,549    $  9,892    $ 10,799
Gross margin                          3,262       7,474       3,609       3,461       4,290
Operating expenses                   21,593      22,445      14,647       9,644       8,243
Interest income                       1,721       1,949       1,297       1,477       1,019
Net loss                            (16,610)    (13,022)     (9,741)     (4,706)     (2,934)
Basic and diluted net loss per
  common share                        (1.20)      (1.03)      (0.83)      (0.41)      (0.28)


CONSOLIDATED BALANCE SHEET DATA:
Total assets                       $ 54,174    $ 63,608    $ 32,771    $ 40,250    $ 38,685
Long term liabilities                    31         140          30          18           5
Shareholders' equity                 50,547      60,020      30,136      38,982      37,527
Working capital                      36,191      45,600      22,733      25,290      24,424

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

CRITICAL ACCOUNTING POLICIES
----------------------------

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, which include allowance for bad debts, inventory reserves, intangible assets, income taxes, warranty obligations, and contingencies and litigation.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

     o The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. For product sales, these criteria are generally met at the time product is shipped. At the time revenue is recognized, the Company provides for the estimated cost of product warranties. For training and other service revenue, the Company recognizes revenue as the services are complete and the Company has no significant remaining obligation to the customer. Revenue from multi-element support contracts is recognized ratably over the life of the agreement, generally one year.

     o The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     o The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company's warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

     o The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

GENERAL
-------

The Company has made significant investments in developing the technology and manufacturing capability for its products, the returns on which are dependent upon the generation of future revenues for realization. The Company has not yet generated revenues sufficient to offset its operating expenses. To date the Company has used the proceeds from the sale of its equity securities to fund its operations. The Company anticipates increases in revenues in 2002. These increases are subject to the Company continuing to expand its product lines and attracting additional means of distribution and customers, among other things. The Company intends to continue to use its working capital to build its infrastructure to support future marketing and sales and research and development activities for its products. No assurance can be given that such expenditures will result in increased sales, new products, or technological advances or that the Company has adequate capital to complete its products or gain market acceptance before requiring additional capital.

RESULTS OF OPERATIONS FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2001,  2000
--------------------------------------------------------------------------------
AND 1999
--------

Revenues
--------

Revenues for the years ended December 31, 2001, 2000 and 1999 were $9,315,445, $15,964,587 and $10,549,081, respectively. The Company's revenues to date have been generated entirely by its Video Division. Revenues generated by the Company's major product lines, including service and support related to those products, as a percentage of total revenues for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                            2001          2000          1999
                                          --------      --------      --------
CameraMan(R) systems                            66%           59%           86%
PVTV(TM)systems                              24%           36%           13%
Support and other services                   10%            5%            1%

The number of CameraMan(R) and PVTV(TM) systems sold and the average selling price per system for the years ended December 31, 2001, 2000 and 1999 were as follows:

                         Camera Systems            PVTV(TM) Systems
                     ----------------------     ----------------------
                        #      Avg. Selling        #      Avg. Selling
                     Systems    Price Per       Systems    Price Per
                      Sold        System         Sold       System
                     -------   ------------     -------   ------------
     2001               820      $  7,500            9      $248,000
     2000             1,431      $  6,600           15      $398,000
     1999             1,415      $  6,600            5      $240,000

The decrease in revenues from 2000 to 2001 was due to a decline in sales of both major product lines. The decline in camera sales is primarily due to reduced sales to Forgent Corporation, formerly Vtel Corporation ("VTEL"). The Company believes this resulted from the restructuring of VTEL during 2001 which ended with the spin-off of VTEL's product division in March 2002. In addition to the decline in VTEL sales, the Company's single-chip camera sales declined overall. The Company believes this was caused by increased pricing pressure from competing technologies as well as the Company's decision to focus its sales and marketing efforts on its PVTV(TM) product line.

The decrease in revenue from PVTV(TM) products is due a decline in group sales revenue in 2001 in comparison with 2000, as well as a decrease in the average selling price per system. In 2000, the Company recognized revenue on nine systems sold to The Ackerley Group ("Ackerley") which accounted for approximately 30% of the Company's total revenue in 2000. The Company received purchase contracts from two broadcast ownership groups in 2001 for a total of 12 stations, however, because of customer installation schedules, only three of these systems were delivered in 2001. The remaining systems are reported in the Company's backlog and are expected to be delivered during the first and second quarters of 2002. The decrease in the average selling price per system is due to increased sales of the lower-end PVTV(TM) systems, and decreased sales of dual system packages which have a higher selling price per installation.

The increase in revenues from 1999 to 2000 was primarily the result of increased revenues from PVTV(TM) systems and related support services. The increase in revenue from PVTV(TM) systems is due to an increase in the number of systems sold as well as an increase in the average selling price per system. The increase in the number of PVTV(TM) systems sold is because of the Company's direct selling efforts and marketing of this new product line and the sale of nine systems to Ackerley. The increase in the average selling price is due to higher discounts offered on 1999 system sales as they represented "pilot sites", as well as increased sales of digital systems and dual systems in 2000 which have a higher selling price.

Although the Company anticipates further declines in its camera system revenues in 2002, the Company anticipates overall revenue will increase from the sales of its PVTV(TM) systems and related services and support.

The Company is also attempting to commercialize its D2D(TM) RF technology. The Company's various commercialization efforts could result in initial product or licensing revenues in 2002.

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

Gross Margin
------------

For the years ended December 31, 2001, 2000 and 1999, gross margins as a percentage of sales were 35%, 47% and 34%, respectively.

The decrease in margin from 2000 to 2001 is due to the decreased revenues from PVTV(TM) systems which have a higher gross margin percentage per system sale than the camera sales, an overall decrease in the average selling price of PVTV(TM) systems and increased absorption of fixed overhead and indirect labor cost due to lower production volumes.

The increase in margin from 1999 to 2000 is primarily due to the increased revenues from PVTV(TM) systems which have a higher gross margin percentage per system sale than the historical camera sales as well as increased production efficiencies recognized during the second half of 2000. The margin increase is offset somewhat by increases in the Company's inventory reserves due to a shift in market demand from analog to digital PVTV(TM) systems.

Fluctuations in margin are in part due to changes in the product mix and discounts offered on used systems to reduce the Company's inventory of finished products used for demonstrations and tradeshows. While the Company continuously works to improve its gross margin through product pricing, labor efficiencies, reduction of overhead, and product design, there can be no assurance that gross margins will improve significantly over, or remain stable with, the gross margins attained in 2001 due to the highly competitive nature of the industry, the introduction of new products, and fluctuations in the cost of component parts.

Research and Development Expenses
---------------------------------

The Company's research and development expenses increased by approximately $195,000 or 2% from 2000 to 2001 and increased by approximately $6,399,000 or 103% from 1999 to 2000. Research and development expenses as a percentage of revenues were 137%, 79% and 59% in 2001, 2000 and 1999, respectively.

The increase in research and development expenses from 2000 to 2001 is due to increased personnel and additional office space for the Wireless Division as well as increased prototype expenses for wireless chip wafer runs in 2001.

From 1999 to 2000, the increase in research and development expenses was primarily due to the opening of design centers in California and Orlando during 2000 for wireless development. The opening of these design centers resulted in the addition of approximately forty engineers, increased capital spending for the setup and support of the development efforts and increased overhead related to the new facilities. These increases in the Wireless Division were somewhat offset by decreases in the use of third-party application engineering services. In addition, the Company's Video Division increased outside development fees related to certain aspects of its PVTV(TM) Studio product line and also incurred a non-recurring charge of $625,000 related to the write-off of a deposit for licensing rights for certain camera technology.

The markets for the Company's products and technologies are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's ability to successfully develop and introduce, on a timely basis, new and enhanced products and technologies will be a significant factor in the Company's ability to grow and remain competitive. Although the percentage of revenues invested by the Company may vary from period to period, the Company is committed to investing in its research and development programs. The Company anticipates it will use a substantial portion of its working capital for research and development activities in 2002.

Marketing and Selling Expenses
------------------------------

Marketing and selling expenses decreased by approximately $1,044,000 or 21% from 2000 to 2001 and increased by approximately $891,000, or 22% from 1999 to 2000. Marketing and selling expenses as a percentage of revenues were 41%, 31% and 38% for the years ended December 31,

2001, 2000 and 1999, respectively.

The decreases in marketing and selling expenses from 2000 to 2001 is primarily due to decreased sales commissions as a result of the decline in revenue, as well as a reduction in personnel, advertising and promotional costs as a result of restructuring and cost cutting measures that took place in 2000 and 2001.

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

The Company is committed to continuing its investment in marketing and selling efforts in order to continue to increase market awareness and penetration of its products, and anticipates further increases in sales and marketing expenses in 2002 primarily to support the Company's commercialization of its D2D(TM) technology.

General and Administrative Expenses
-----------------------------------

The Company's general and administrative expenses increased by approximately $12,000 from 2000 to 2001 and $577,000 from 1999 to 2000. General and administrative expenses consist primarily of executive and administrative personnel costs, insurance costs and costs incurred for outside professional services.

The increase in general and administrative expenses from 2000 to 2001 is due to increases in insurance costs, professional fees and executive travel costs, offset largely by decreases in personnel costs.

The increases in general and administrative expenses from 1999 to 2000 are primarily a result of increases in administrative and accounting personnel to support the Company's growing operations as well as an increase in compensation expense for the Company's Chief Executive Officer.

As a percentage of revenues, general and administrative expenses were 53%, 31% and 42% in 2001, 2000, and 1999, respectively. The Company does anticipate further increases in general and administrative expenses, in order to support the commercialization of its D2D(TM) technology and the continued growth of its Video Division.

Other Income/Expense
--------------------

Other income consists of gains on the sale or maturity of investments. Other expense consists of losses on the disposal of fixed assets no longer in service, primarily obsolete computer equipment.

Interest Income
---------------

Interest  income  decreased  by  approximately  $228,000  from  2000 to 2001 and
increased  by  approximately   $652,000  from  1999  to  2000.  Interest  income
represents interest earned on the

Company's investment of the proceeds from sales of its equity securities. The decrease of interest income from 2000 to 2001 is due to declining interest rates as well as the use of funds to support operations. The increase in interest income from 1999 to 2000 is due to the investment of funds by the Company's sale of equity securities in May 2000, offset by funds used to support operations.

Loss and Loss per Share
-----------------------

The Company's net loss increased from approximately $13,022,000, or $1.03 per share in 2000 to approximately $16,610,000, or $1.20 per share in 2001, representing a net loss increase of approximately $3,588,000 or $0.17 per common share. The increase in net loss is primarily due to a $4.2 million decrease in gross margin, somewhat offset by a $0.9 million decrease in operating expenses attributable primarily to reduced sales and marketing expenses.

The Company's net loss increased from approximately $9,741,000, or $0.83 per share in 1999 to approximately $13,022,000, or $1.03 per share in 2000, representing a net loss increase of approximately $3,281,000 or $0.20 per common share. The increase in net loss is primarily due to a $7.4 million increase in Wireless Division operating expenses, primarily for research and development activities, offset by an increase in gross margin of approximately $3.9 million due to increased revenues generated by the Company's Video Division.

Backlog
-------

As of December 31, 2001, 2000, and 1999, the Company had a camera backlog of approximately $414,000, $281,000, and $390,000, respectively. Camera backlog consists of camera system orders received from customers, which generally have a specified delivery schedule within one to six weeks of receipt. In addition, at December 31, 2001, 2000 and 1999, the Company had a backlog of PVTV(TM) sales and services of approximately $5,200,000, $350,000 and $560,000, respectively. The significant increase in PVTV(TM) backlog is due to the receipt of two purchase contracts from broadcast ownership groups for multiple site sales during the second half of 2001. Because of customer installation schedules, the majority of the systems under the contract were scheduled for 2002 delivery.

Liquidity and Capital Resources
-------------------------------

At December 31, 2001, the Company had working capital of approximately $36,191,000, including approximately $31,472,000 in cash, cash equivalents and short-term investments. The Company used cash for operating activities of approximately $10,801,000, $10,297,000, and $7,556,000, for the years ended
December 31, 2001, 2000, and 1999, respectively. The increase in cash used for operating activities in 2001 is primarily the result of increases in the net losses generated by the Company due to decreased revenues generated by its Video Division offset somewhat by reductions in accounts receivable. The increase in cash used for operating activities in 2000 is due to increased net losses generated by the Wireless Division.

The Company used cash for investing activities of approximately $22,492,000 and $1,815,000 for the years ended December 31, 2001 and 1999, respectively, and generated cash from investing activities of approximately $2,587,000 for the year ended December 31, 2000. The cash provided by and used for investing activities is primarily a result of the purchase and maturity of investments in government backed securities, the payment for intangible assets, and capital expenditures. The Company incurred approximately $2,252,000, $2,298,000, and $1,655,000, in connection with patent costs primarily related to the Company's wireless technology in 2001, 2000, and 1999, respectively. The Company incurred approximately $1,435,000, $5,116,000, and $1,489,000, for capital expenditures in 2001, 2000, and1999, respectively. These capital expenditures primarily represent the purchase of certain research and development software and test equipment, marketing and sales demonstration equipment and computer and office equipment to support additional personnel. The increase in capital expenditures during 2000 is primarily due to the setup of new wireless design centers, the purchase of design software for wireless chip development, and the acquisition of a fractional share in an aircraft. At December 31, 2001, the Company was not subject to any significant commitments to make additional capital expenditures.

The Company generated cash from financing activities of approximately $6,485,000, $36,954,000, and $930,000 for the years ended December 31, 2001,
2000, and 1999, respectively. The cash generated from financing activities represents proceeds from the issuance of common stock to institutional investors in transactions exempt from registration under the Securities Act of 1933 and the exercise of employee stock options as well as warrants issued in connection with previous financing transactions and outside consulting agreements.

The Company's future business plans call for continued increases in research, development and marketing costs related to its wireless technology. The Company intends to utilize its working capital to fund these increases. The Company believes it has sufficient capital to fund its business plan for 2002 and on a longer term basis without additional capital. The Company's principal source of liquidity at December 31, 2001 consisted of $31.5 million in cash, cash equivalents and investments resulting from the sale of its common stock from time to time. Until the Company generates sufficient revenues from system and other sales, it will be required to continue to utilize its cash and investments to cover the continuing expense of product development, marketing and general administration.

The Company's contractual obligations and commercial commitments at December 31, 2001 were as follows:

                                                         Payments due by period
                                     --------------------------------------------------------------
Contractual Obligations:                           1 year          2-3         4 - 5       After 5
                                        Total      or less        years        years        years
                                     ----------   ----------   ----------   ----------   ----------
Operating leases                     $4,123,000   $  934,000   $1,708,000   $1,481,000   $        0
Unconditional purchase obligations      477,000      477,000            0            0            0

Commercial Commitments                     None

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                            27

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets - December 31, 2001 and 2000                28-29

   Consolidated Statements of Operations - for the years ended
      December 31, 2001, 2000 and 1999                                        30

   Consolidated Statements of Shareholders' Equity - for the
      years ended December 31, 2001, 2000 and 1999                         31-32

   Consolidated Statements of Cash Flows - for the years ended
      December 31, 2001, 2000 and 1999                                        33

   Notes to Consolidated Financial Statements - December 31,
      2001, 2000 and 1999                                                  34-50

FINANCIAL STATEMENT SCHEDULE:

   Schedule II - Valuation and Qualifying Accounts                            56

   Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors and Shareholders of ParkerVision, Inc. and Subsidiary:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ParkerVision, Inc. and its subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Jacksonville, Florida
February 18, 2002

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                                           2001          2000
                                                       -----------   -----------
CURRENT ASSETS:
   Cash and cash equivalents                           $ 4,563,535   $31,371,904
   Short-term investments                               26,908,362     7,947,120
   Accounts receivable, net of allowance for doubtful
      accounts of $84,103 and $103,199 at December
      31, 2001 and 2000, respectively                      946,635     2,343,916
   Inventories, net                                      4,319,539     3,993,009
   Prepaid expenses and other                            3,049,099     3,391,595
                                                       -----------   -----------
         Total current assets                           39,787,170    49,047,544

PROPERTY AND EQUIPMENT, net                              7,003,465     7,522,645

OTHER ASSETS, net                                        7,383,169     7,037,705
                                                       -----------   -----------

         Total assets                                  $54,173,804   $63,607,894
                                                       ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                                      2001             2000
                                                 -------------    -------------
CURRENT LIABILITIES:
   Accounts payable                              $     938,488    $     893,406
   Accrued expenses:
      Salaries and wages                             1,184,780          697,675
      Warranty reserves                                212,107          198,140
      Sales tax payable                                  6,927          110,720
      Other accrued expenses                           267,812          564,735
   Deferred revenue                                    985,612          983,044
                                                 -------------    -------------
         Total current liabilities                   3,595,726        3,447,720

DEFERRED INCOME TAXES                                   30,748          139,769

COMMITMENTS AND CONTINGENCIES
   (Notes 10 and 14)
                                                 -------------    -------------
         Total liabilities                           3,626,474        3,587,489
                                                 -------------    -------------

SHAREHOLDERS' EQUITY:
   Convertible preferred stock, $1 par value,
    5,000,000 shares authorized, 27,356 and
    114,019 shares issued and outstanding at            27,356          114,019
    December 31, 2001 and 2000, respectively
   Common stock, $.01 par value, 100,000,000
    shares authorized,  13,913,806 and
    13,445,675 shares issued and outstanding
    at December 31, 2001 and 2000, respectively        139,138          134,457
   Warrants outstanding                             16,807,505       15,659,035
   Additional paid-in capital                       89,804,504       83,937,839
   Accumulated other comprehensive income (loss)       151,359          (52,880)
   Accumulated deficit                             (56,382,532)     (39,772,065)
                                                 -------------    -------------
         Total shareholders' equity                 50,547,330       60,020,405
                                                 -------------    -------------

         Total liabilities and shareholders'
          equity                                 $  54,173,804    $  63,607,894
                                                 =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                      2001            2000            1999
                                                  ------------    ------------    ------------
Product revenue                                   $  8,340,528    $ 15,161,552    $ 10,399,186
Support and other services revenue                     974,917         803,035         149,895
                                                  ------------    ------------    ------------
   Net revenues                                      9,315,445      15,964,587      10,549,081
                                                  ------------    ------------    ------------

Cost of goods sold - products                        5,005,121       7,164,708       6,522,588
Cost of goods sold - support and other services      1,048,683       1,325,169         417,852
                                                  ------------    ------------    ------------
   Total cost of goods sold                          6,053,804       8,489,877       6,940,440
                                                  ------------    ------------    ------------

                                                  ------------    ------------    ------------
   Gross margin                                      3,261,641       7,474,710       3,608,641
                                                  ------------    ------------    ------------

Research and development expenses                   12,796,442      12,601,496       6,202,937
Marketing and selling expenses                       3,835,724       4,879,626       3,988,189
General and administrative expenses                  4,972,889       4,961,082       4,383,785
Other (income) expense                                 (12,024)          2,889          71,573
                                                  ------------    ------------    ------------
   Total operating expenses, net                    21,593,031      22,445,093      14,646,484
                                                  ------------    ------------    ------------

   Loss from operations                            (18,331,390)    (14,970,383)    (11,037,843)

Interest income                                      1,720,923       1,948,610       1,296,451
                                                  ------------    ------------    ------------

   Net loss                                       $(16,610,467)   $(13,021,773)   $ (9,741,392)
                                                  ============    ============    ============

   Basic and diluted net loss per common share    $      (1.20)   $      (1.03)   $      (0.83)
                                                  ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                    2001            2000            1999
                                                                --------------------------------------------
CONVERTIBLE PREFERRED SHARES - BEGINNING OF YEAR                     114,019               0               0
   Conversion of preferred stock to common stock                     (86,663)              0               0
   Issuance of preferred stock for purchase of STI assets                  0          79,868               0
   Issuance of preferred stock as employee compensation                    0          34,151               0
                                                                --------------------------------------------
CONVERTIBLE PREFERRED SHARES - END OF YEAR                            27,356         114,019               0
                                                                ============================================

PAR VALUE OF CONVERTIBLE PREFERRED SHARES - BEGINNING OF YEAR   $    114,019    $          0    $          0
   Conversion of preferred stock to common stock                     (86,663)              0               0
   Issuance of preferred stock for purchase of STI assets                  0          79,868               0
   Issuance of preferred stock as employee compensation                    0          34,151               0
                                                                --------------------------------------------
PAR VALUE OF CONVERTIBLE PREFERRED SHARES - END OF YEAR         $     27,356    $    114,019    $          0
                                                                ============================================

COMMON SHARES - BEGINNING OF YEAR                                 13,445,675      11,790,048      11,718,678
   Issuance of common stock upon exercise of options and
    warrants                                                         294,700         504,565          71,370
   Issuance of restricted common stock as employee
    compensation                                                       4,606          92,112               0
   Issuance of common stock in private offering                       83,451       1,058,950               0
   Conversion of preferred stock to common stock                      85,374               0               0
                                                                --------------------------------------------
COMMON SHARES - END OF YEAR                                       13,913,806      13,445,675      11,790,048
                                                                ============================================

PAR VALUE OF COMMON STOCK - BEGINNING OF YEAR                   $    134,457    $    117,900    $    117,187
   Issuance of common stock upon exercise of options and
    warrants                                                           2,947           5,046             713
   Issuance of restricted common stock as employee
    compensation                                                          46             921               0
   Issuance of common stock in private offering                          835          10,590               0
   Conversion of preferred stock to common stock                         853               0               0
                                                                --------------------------------------------
PAR VALUE OF COMMON STOCK - END OF YEAR                         $    139,138    $    134,457    $    117,900
                                                                ============================================

WARRANTS OUTSTANDING - BEGINNING OF YEAR                        $ 15,659,035    $  3,232,025    $  3,257,625
   Exercise of warrants                                             (259,840)       (738,385)        (25,600)
   Issuance of warrants in connection with private offering        1,408,310      13,165,395               0
                                                                --------------------------------------------
WARRANTS OUTSTANDING - END OF YEAR                              $ 16,807,505    $ 15,659,035    $  3,232,025
                                                                ============================================

The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                   2001            2000            1999
                                                              --------------------------------------------
ADDITIONAL PAID-IN CAPITAL - BEGINNING OF YEAR                 $ 83,937,839    $ 53,723,742    $ 52,543,817
   Issuance of common stock upon exercise of options and
    warrants                                                      4,256,465       7,723,866         954,676
   Issuance of restricted common stock as employee
    compensation                                                    125,088       2,853,139               0
   Issuance of common stock in private offering                   1,075,989      16,787,015               0
   Conversion of preferred stock to common stock                     85,810               0               0
   Issuance of preferred stock for purchase of STI assets                 0       1,916,832               0
   Issuance of preferred stock as employee compensation                   0         819,624               0
   Issuance of options for consulting services                      323,313               0               0
   Amortization of deferred compensation                                  0         113,621         225,249
                                                               --------------------------------------------
ADDITIONAL PAID-IN CAPITAL - END OF YEAR                       $ 89,804,504    $ 83,937,839    $ 53,723,742
                                                               ============================================

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - BEGINNING
 OF YEAR                                                       $    (52,880)   $   (187,052)   $     72,241
   Change in unrealized gain (loss) on investments                  204,239         134,172        (259,293)
                                                               --------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - END OF  YEAR   $    151,359    $    (52,880)   $   (187,052)
                                                               ============================================

ACCUMULATED DEFICIT - BEGINNING OF YEAR                        $(39,772,065)   $(26,750,292)   $(17,008,900)
   Net loss                                                     (16,610,467)    (13,021,773)     (9,741,392)
                                                               --------------------------------------------
ACCUMULATED DEFICIT - END OF YEAR                              $(56,382,532)   $(39,772,065)   $(26,750,292)
                                                               ============================================

TOTAL SHAREHOLDERS' EQUITY - BEGINNING OF YEAR                 $ 60,020,405    $ 30,136,323    $ 38,981,970
   Issuance of common stock upon exercise of options and
    warrants                                                      3,999,572       6,990,526         929,789
   Issuance of restricted common stock as employee
    compensation                                                    125,134       2,854,060               0
   Issuance of common stock and warrants in private offering      2,485,134      29,963,001               0
   Issuance of preferred stock for purchase of STI assets                 0       1,996,700               0
   Issuance of preferred stock as employee compensation                   0         853,775               0
   Issuance of options for consulting services                      323,313               0               0
   Amortization of deferred compensation                                  0         113,621         225,249
   Comprehensive loss                                           (16,406,228)    (12,887,601)    (10,000,685)
                                                               --------------------------------------------
TOTAL SHAREHOLDERS' EQUITY - END OF YEAR                       $ 50,547,330    $ 60,020,405    $ 30,136,323
                                                               ============================================

The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                 2001            2000            1999
                                                             ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $(16,610,467)   $(13,021,773)   $ (9,741,392)
   Adjustments to reconcile net loss to net cash used in
      operating  activities:
      Depreciation and patent amortization                      2,782,757       2,002,896       1,573,932
      Amortization of premium (discounts) on investments           68,099        (282,512)        (41,961)
      Provision for obsolete inventories                          320,000         320,000         240,000
      Stock compensation                                        1,647,090       1,299,101               0
      Gain on sale of investments                                 (20,267)              0               0
      Loss on sale of equipment                                     8,798           2,889          71,416
      Changes in certain operating assets and liabilities:
         Accounts receivable, net                               1,397,281      (1,467,284)        (70,752)
         Inventories                                             (646,530)       (390,093)       (925,349)
         Prepaid and other assets                                 104,199        (163,545)        (16,705)
         Accounts payable and accrued expenses                    145,438       1,256,055         552,418
         Deferred revenue                                           2,568         147,056         802,584
                                                             ------------    ------------    ------------
            Total adjustments                                   5,809,433       2,724,563       2,185,583
                                                             ------------    ------------    ------------
Net cash used in operating activities                         (10,801,034)    (10,297,210)     (7,555,809)
                                                             ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments available for sale                 (25,252,137)              0      (5,740,892)
   Purchase of investments held to maturity                             0               0      (3,929,482)
   Proceeds from maturity/sale of investments                   6,447,302      10,000,000      11,000,000
   Purchase of property and equipment                          (1,434,740)     (5,115,619)     (1,489,267)
   Payment for patent costs                                    (2,252,466)     (2,297,536)     (1,655,032)
                                                             ------------    ------------    ------------
Net cash provided by (used in) investing activities           (22,492,041)      2,586,845      (1,814,673)
                                                             ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                       6,484,706      36,953,527         929,789
                                                             ------------    ------------    ------------
Net cash provided by financing activities                       6,484,706      36,953,527         929,789
                                                             ------------    ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                       (26,808,369)     29,243,162      (8,440,693)

CASH AND CASH EQUIVALENTS, beginning of year                   31,371,904       2,128,742      10,569,435
                                                             ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                       $  4,563,535    $ 31,371,904    $  2,128,742
                                                             ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

1.   THE COMPANY AND NATURE OF BUSINESS
     ----------------------------------

ParkerVision, Inc. (the "Company") was incorporated under the laws of the state of Florida on August 22, 1989. The Company's operations are categorized into two operating segments -- the Video Products Division ("Video Division") and the Wireless Technology Division ("Wireless Division").

The Company operates in highly competitive industries with rapidly changing and evolving technologies and an increasing number of market entrants. The Company's potential competitors have substantially greater financial, technical and other resources than those of the Company. The Company has made significant investments in developing the technology and manufacturing capability for its products, the returns on which are dependent upon the generation of future revenues for realization. The Company has not yet generated sufficient revenues to offset its expenses and, thus, has utilized proceeds from the sale of its equity securities to fund its operations. In the opinion of management, the Company has adequate funds to meet its liquidity needs for 2002. The Company also believes it will be able to generate increased revenues and additional capital, if necessary, to sustain its operations on a longer-term basis. The Company has no current arrangement with respect to additional financing.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

BASIS OF CONSOLIDATION
Effective October 2, 2000, the Company formed a wholly-owned subsidiary, D2D, LLC. The consolidated financial statements include the accounts of ParkerVision, Inc. and D2D, LLC, after elimination of all intercompany transactions and accounts. The Company formed another subsidiary, Direct2Data Technologies, Inc. which has not been used to date and has no assets or operations.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management include the allowance for doubtful accounts receivable, inventory reserves for potential excess or obsolete inventory, the impairment and amortization period for intangible and long-lived assets, and warranty reserves. Actual results could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, the Company considers cash and cash equivalents to include cash on hand, interest-bearing deposits, overnight repurchase agreements and U.S. Treasury money market investments with original maturities when purchased of three months or less.

INVESTMENTS
Investments consist of funds invested in U.S. Treasury notes, U.S. Treasury bills and mortgage- backed securities guaranteed by the U.S. government. The Company accounts for investment securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments and mortgage-backed securities are classified as available for sale and are intended to be held for indefinite periods of time and are not intended to be held to maturity. Securities available for sale are recorded at fair value. Both unrealized holding gains and losses on securities available for sale, net of deferred income taxes, are included as a separate component of shareholder's equity in the consolidated balance sheet until these gains or losses are realized. If a security has a decline in fair value that is other than temporary, then the security will be written down to its fair value by recording a loss in the consolidated statement of operations.

INVENTORIES
Inventories are stated at the lower of cost (as determined under the first-in, first-out method) or market (net realizable value). Cost includes the acquisition of purchased materials, labor and overhead. Purchased materials inventory consists principally of components and subassemblies. The Company's investment in inventory is maintained to meet anticipated future demand for its product and the buildup of safety stock on single-source or long lead-time components. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

OTHER ASSETS
Included in other assets are patent costs, prepaid compensation, deposits, prepaid noncompete and other intangible assets. The Company has pursued an aggressive schedule for filing and acquiring patents related to its wireless technology. Patent costs represent legal and filing costs incurred to obtain patents and trademarks for product concepts and methodologies developed by the Company. The Company currently holds twenty-one United States patents and eleven foreign patents and has submitted multiple patent applications that are currently pending. Capitalized patent costs are being amortized over the estimated lives of the related patents, ranging from five to twenty years. Prepaid compensation represents compensation under employment agreements in connection with the acquisition of STI assets in 2000. This prepaid compensation is being amortized to expense over the term of the related employment agreements, or approximately three years. Prepaid noncompete and other intangible assets represent intangible assets acquired in connection with the acquisition of STI assets in 2000. These assets are being amortized over their estimated useful lives of two to three years.

REVENUE RECOGNITION
The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. For product sales, these criteria are generally met at the time product is shipped. At the time revenue is recognized, the Company provides for the estimated cost of product warranties. For training and other service revenue, the Company recognizes revenue as the services are complete and the Company has no significant remaining obligation to the customer. Revenue from multi-element support contracts is recognized ratably over the life of the agreement, generally one year.

WARRANTY COSTS
The Company generally warrants against defects in workmanship and material for one year. Estimated costs related to warranty are accrued at the time of revenue recognition and are included in cost of sales. The Company offers extended service and support contacts on its automated production systems.

ADVERTISING COSTS
Advertising costs are charged to operations when incurred.

LOSS PER COMMON SHARE
Basic loss per common share is determined based on the weighted-average number of common shares assumed to be outstanding during each year. Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted-average number of common shares assumed to be outstanding for the years ended December 31, 2001, 2000, and 1999, was 13,785,276, 12,688,275, and
11,763,380, respectively. The total number of options and warrants to purchase 5,765,599, 6,140,510, and 4,045,655 shares of common stock that were outstanding during 2001, 2000 and 1999, respectively, were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

IMPAIRMENT OF LONG-LIVED ASSETS
SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets, including intangibles of an entity, be reviewed for impairment. If circumstances suggest that their values may be impaired, an assessment of recoverability is performed prior to any write-down of the asset. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment write-down to fair value (representing the carrying amount that exceeds the discounted expected future cash flows) would be recorded as a period expense. As of December 31, 2001, the Company does not believe any such assets are impaired.

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

STATEMENTS OF CASH FLOWS
The Company paid no interest or taxes during 1999, 2000 or 2001. During 2001, the Company issued restricted common stock as compensation to employees and issued options for professional services with an aggregate fair value of approximately $448,000. In March 2000, the Company issued preferred stock for the acquisition of substantially all of the assets of STI, valued at $1,996,700 (see Note 15). In addition, the Company issued preferred stock and restricted common stock under its 1993 Stock Plan ("1993 Plan") as signing bonuses and prepaid compensation totaling approximately $3,600,000. In 1999, the Company amortized deferred compensation related to options issued in 1998 by approximately $225,000.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board issued SFAS 142, "Goodwill and Other Intangible Assets". Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. Changes in the estimated useful lives of intangible assets are not expected to result in a material effect on the Company's consolidated results of operations in 2002. The Company is currently evaluating the effect that the adoption may have on its consolidated results of operations and financial position.

Additionally, in August and October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement and Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", respectively. SFAS No. 144 addresses the accounting and reporting for the impairment of long-lived assets, other than goodwill, and for long-lived assets to be disposed of. Further, SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. Both SFAS No. 143 and No. 144 are effective for all fiscal years beginning after December 15, 2001. For both SFAS No. 143 and No. 144, management does not expect the impact from these statements' provisions to have a material effect on the Company's consolidated results of operations and financial position.

INCOME TAX POLICY
The provision for income taxes is based on income before taxes as reported in the accompanying Consolidated Statement of Operations. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns, in accordance with SFAS No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment includes anticipating future income.

ACCOUNTING FOR STOCK BASED COMPENSATION
The Company applies the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensations". In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its employee stock options plans. See Note 14 for a summary of the pro forma effects on reported net income and earnings per share for fiscal year 2001, 2000, and 1999 based on the fair value of options and shares granted as prescribed by SFAS No. 123.

RECLASSIFICATIONS
Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements in order to conform to the 2001 presentation.

3.   INVESTMENTS
     -----------

At December 31, 2001 and 2000, short-term investments included investments classified as available-for-sale reported at their fair value based on quoted market prices of $26,908,362 and $7,947,120, respectively. For the years ended December 31, 2001, 2000 and 1999, unrealized gains (losses) of $204,239, $134,172, and $(259,293) were recognized in other comprehensive income.

4.   INVENTORIES
     -----------

Inventories consisted of the following at December 31, 2001 and 2000:

                                                         2001           2000
                                                     -----------    -----------
Purchased materials                                  $ 2,726,813    $ 2,970,724
Work in process                                          169,248        161,447
Finished goods                                           887,081        486,525
Spare parts and demonstration inventory                1,515,967      1,142,598
                                                     -----------    -----------
                                                       5,299,109      4,761,294
Less allowance for inventory obsolescence               (979,570)      (768,285)
                                                     -----------    -----------
                                                     $ 4,319,539    $ 3,993,009
                                                     ===========    ===========

5.   PREPAID EXPENSES AND OTHER
     --------------------------

Prepaid expenses and other consisted of the following at December 31, 2001 and 2000:

                                                           2001         2000
                                                        ----------   ----------
     Prepaid insurance                                  $  593,351   $  922,174
     Prepaid compensation                                1,163,265    1,333,074
     Other prepaid expenses                                855,602      815,282
     Interest and other receivables                        406,133       31,237
     Current deferred tax asset                             30,748      139,769
     Prepaid rent                                                0      150,059
                                                        ----------   ----------
                                                        $3,049,099   $3,391,595
                                                        ==========   ==========

6.   PROPERTY AND EQUIPMENT, NET
     ---------------------------

Property and equipment, at cost, consisted of the following at December 31, 2001 and 2000:

                                                       2001            2000
                                                   ------------    ------------
     Manufacturing and office equipment            $ 10,690,977    $  9,693,835
     Tools and dies                                     809,432         809,432
     Leasehold improvements                             720,308         651,075
     Aircraft and vehicles                              941,030         818,684
     Furniture and fixtures                             542,148         486,493
                                                   ------------    ------------
                                                     13,703,895      12,459,519
     Less accumulated depreciation                   (6,700,430)     (4,936,874)
                                                   ------------    ------------
                                                   $  7,003,465    $  7,522,645
                                                   ============    ============

Depreciation   expense   related  to  property  and  equipment  was  $1,945,121,
$1,364,801, and $893,431, in 2001, 2000 and 1999, respectively.

7.   OTHER ASSETS
     ------------

Other assets consist of the following at December 31, 2001 and 2000:

                                                       2001            2000
                                                   ------------    ------------
     Patents and copyrights                        $  8,055,651    $  5,803,185
     Prepaid compensation                             2,327,677       2,327,677
     Noncompete agreement                               300,000         300,000
     Other intangible assets                            364,830         364,830
     Deposits and other                                 208,128         248,661
                                                   ------------    ------------
                                                     11,256,286       9,044,353
     Less accumulated amortization                   (3,873,117)     (2,006,648)
                                                   ------------    ------------
                                                   $  7,383,169    $  7,037,705
                                                   ============    ============

Amortization of patents and copyrights, noncompete and other intangibles was $837,636, $638,095 and $164,959, in 2001, 2000 and 1999, respectively.
Amortization of prepaid compensation was $1,028,833, $1,055,356, and 0 in 2001, 2000 and 1999, respectively.

8.   INCOME TAXES AND TAX STATUS
     ---------------------------

The Company accounts for income taxes in accordance with SFAS No.109, "Accounting for Income Taxes." As a result of current losses and full deferred tax valuation allowances for all periods, no current or deferred tax provision (benefit) was recorded for 2001, 2000, and 1999. A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                          2001           2000           1999
                                      -----------    -----------    -----------
Tax benefit at statutory rate         $(5,647,559)   $(4,427,403)   $(3,312,073)
State tax benefit                        (581,366)      (472,690)      (353,613)
Increase in valuation allowance         7,998,118      5,640,588      3,942,379
Research and  development credit       (1,842,778)      (784,970)      (386,877)
Other                                      73,585         44,475        110,184
                                      -----------    -----------    -----------
                                      $         0    $         0    $         0
                                      ===========    ===========    ===========

The Company's deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of the Company's assets and liabilities at December 31, 2001 and 2000:

                                                       2001            2000
                                                   ------------    ------------
Gross deferred tax assets:
   Net operating loss carryforward                 $ 23,565,217    $ 17,353,311
   Research and development credit                    5,376,089       2,787,636
   Inventories                                          723,628         384,695
   Accrued liabilities                                  203,205         214,765
   Deferred revenue                                           0         291,821
   Patents                                              660,924         213,968
                                                   ------------    ------------
                                                     30,529,063      21,246,196
      Less valuation allowance                      (27,964,819)    (19,232,987)
                                                   ------------    ------------
                                                      2,564,244       2,013,209
                                                   ------------    ------------
Gross deferred tax liabilities:
    Depreciation                                        685,042         595,193
    Warrants                                          1,699,431       1,418,016
    Deferred revenue                                    179,771               0
                                                   ------------    ------------
                                                      2,564,244       2,013,209
                                                   ------------    ------------
Net deferred tax asset                             $          0    $          0
                                                   ============    ============

The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income. The valuation allowance for deferred tax assets as of December 31, 2001 and 2000 was $27,964,819 and $19,232,987, respectively.

At December 31, 2001, the Company had net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $62,840,578 and $5,376,089, respectively, which expire in varying amounts beginning in 2008. The Company's ability to benefit from the net operating loss and research and development tax credit carryforwards could be limited under certain provisions of the Internal Revenue Code if ownership of the Company changes by more than 50%, as defined.

To the extent that net operating loss carryforwards, if realized, relate to the portion associated with stock-based compensation, the resulting benefit will be credited to stockholders' equity, rather than results of operations.

9.   WARRANTY COSTS
     --------------

For the years ended December 31, 2001, 2000 and 1999, warranty expenses were approximately $71,500, $147,000 and $110,000, respectively

10.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

LEASE COMMITMENTS
The Company's executive offices and Video Division operations are located in Jacksonville, Florida, pursuant to a noncancelable lease agreement (see Note
11). The lease is on a triple net basis and currently provides for a monthly base rental payment of $23,276 through February 2007, with an option for renewal.

In November 1999, the Company entered into a lease arrangement for additional office space in Jacksonville, Florida under a noncancelable lease agreement which currently provides for a monthly base rental payment of approximately $9,300 through May 2003.

In 2000, the Company entered into a lease agreement for office space in Lake Mary, Florida for the Wireless Division's Orlando design center. The lease term, as amended, commenced in September 2000 and provides for a monthly rental payment of approximately $29,200 through December 2005.

The Company leases office space in Pleasanton, California under a noncancelable lease agreement which commenced in March 2000 and provides for a monthly rental payment of approximately $13,700 through March 2005. The Company is currently marketing this space for sub-lease.

The Company leases a demonstration and training facility in Los Angeles, California pursuant to a noncancelable lease agreement. The lease provides for a monthly rental payment of approximately $1,700 per month through May 2005.

In addition to sales tax payable on base rental amounts, certain leases obligate the Company to pay property taxes, maintenance and repair costs. Rent expense for the years ended December 31, 2001,

2000 and 1999 was $971,283, $663,293 and $342,973, respectively.  Future minimum lease payments under all noncancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2001 were as follows:

          2002                              $   934,000
          2003                                  867,000
          2004                                  841,000
          2005                                1,155,000
          2006 and thereafter                   326,000
                                            -----------
                                            $ 4,123,000
                                            ===========

PURCHASE COMMITMENTS
At December 31, 2001, the Company has commitments to purchase materials aggregating approximately $477,000 through 2002 from six suppliers. Two suppliers of significant components of the Company's PVTV(TM) system accounted for an aggregate of 21% of the Company's component purchases for the year ended December 31, 2001. Another supplier accounted for 20% and 26% of the Company's component purchases for the years ended December 31, 2000 and 1999, respectively. No other supplier accounted for more than 10% of the Company's component purchases in 2001, 2000 or 1999.

LEGAL PROCEEDINGS
The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

11.  RELATED-PARTY TRANSACTIONS
     --------------------------

The Company leases its manufacturing and headquarters office facilities from the Chairman and Chief Executive Officer of the Company and Barbara Parker, a related party. The lease's current terms obligate the Company through February 28, 2007 at a monthly base rental payment of $23,276. In addition, the Company paid Todd Parker, a director and related party, approximately $34,000 for consulting services in 2001.

12.  CONCENTRATIONS OF CREDIT RISK
     -----------------------------

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable. At December 31, 2001, the Company had cash balances on deposit with banks that exceeded the balance insured by the F.D.I.C. The Company maintains its cash investments with what management believes to be quality financial institutions and limits the amount of credit exposure to any one institution.

No single customer accounted for more than 10% of the Company's revenue in 2001. VTEL and Ackerley accounted for approximately 16% and 30%, respectively of the Company's revenues in 2000. In 1999, VTEL accounted for 29% of the Company's revenue. The Company closely monitors extensions of credit and has never experienced significant credit losses.

13.  BUSINESS SEGMENT INFORMATION
     ----------------------------

The Company operates in two reportable segments, each of which is a strategic business that is managed separately because each business develops and commercializes distinct products and technologies. The segments are the Video Division and the Wireless Division.

The Video Division is engaged in the design, development and marketing of CameraMan(R) automated video camera control systems and PVTV(TM) automated production systems. The Company sells its video products and education-based automated production systems primarily through audiovisual dealers and other equipment manufacturers throughout the United States as well as in Canada, Latin America and Asia. The Company also engages in direct selling of its high-end automated production systems.

The Company's Wireless Division is engaged in the development and initial commercialization of its Direct2Data(TM), or D2D(TM), technology. This technology is a wireless radio frequency ("RF") technology that the Company believes will reduce cost, size, and power consumption while improving performance of wireless devices such as cellular telephones and wireless local area networks ("WLAN"), among others. The Company's Wireless Division has not generated any revenues to date.

Management primarily evaluates the operating performance of its segments based on net sales and income from operations. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting polices discussed in Note 2.

Segment results are as follows (in thousands):

                                                 2001        2000        1999
                                               --------    --------    --------
NET SALES:
   Video Division                              $  9,315    $ 15,965    $ 10,549
   Wireless Division                                  0           0           0
                                               --------    --------    --------
      Total net sales                          $  9,315    $ 15,965    $ 10,549
                                               ========    ========    ========
LOSS FROM OPERATIONS
   Video Division                              $ (2,989)   $     99    $ (3,384)
   Wireless Division                            (15,363)    (15,047)     (7,653)
   Corporate                                         21         (22)          0
                                               --------    --------    --------
      Total loss from operations               $(18,331)   $(14,970)   $(11,037)
                                               ========    ========    ========
DEPRECIATION:
   Video Division                              $    549    $    545    $    539
   Wireless Division                              1,397         820         354
                                               --------    --------    --------
      Total depreciation                       $  1,946    $  1,365    $    893
                                               ========    ========    ========

                                                   2001        2000        1999
                                               --------    --------    --------
AMORTIZATION OF INTANGIBLES AND OTHER ASSETS:
   Video Division                              $     97    $     70    $    183
   Wireless Division                                741         568         498
                                               --------    --------    --------
      Total amortization                       $    838    $    638    $    681
                                               ========    ========    ========
CAPITAL EXPENDITURES:
   Video Division                              $    302    $    309    $    616
   Wireless Division                              1,120       4,621         695
   Corporate                                         13         186         178
                                               --------    --------    --------
      Total capital expenditures               $  1,435    $  5,116    $  1,489
                                               ========    ========    ========
ASSETS:
   Video Division                              $  6,843    $  8,208    $  7,345
   Wireless Division                             14,229      14,302       4,610
   Corporate                                     33,102      41,098      20,816
                                               --------    --------    --------
      Total assets                             $ 54,174    $ 63,608    $ 32,771
                                               ========    ========    ========

                                              December 31,  December 31,
                                                  2001          2000
                                               ---------     ---------
Cash and investments                           $  31,466     $  39,319
Interest and other receivables                       366            20
Prepaid expenses                                     599         1,047
Property and equipment, net                          544           680
Other assets                                         127            32
                                               ---------     ---------
   Total                                       $  33,102     $  41,098
                                               =========     =========

14.  STOCK OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION PLANS:
     -----------------------------------------------------------

1993 STOCK PLAN
The Company adopted a stock plan in September 1993 (the "1993 Plan"). The 1993 Plan, as amended, provides for the grant of options and other Company stock awards to employees, directors and consultants, not to exceed 3,500,000 shares of common stock. The plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, bargain purchases of common stock, bonuses of common stock and various stock benefits or cash. Options granted to employees and consultants under the 1993 Plan generally vest for periods up to ten years and are exercisable for a period of five years from the date the options become vested. Options granted to directors under the 1993 Plan are generally exercisable immediately and expire ten years from the date of grant. Options to purchase 514,390 shares of common stock were available for future grants under the 1993 Plan at December 31, 2001.

2000 PERFORMANCE EQUITY PLAN
The Company adopted a performance equity plan in July 2000 (the "2000 Plan"). The 2000 Plan provides for the grant of options and other Company stock awards to employees, directors and consultants, not to exceed 5,000,000 shares of common stock. The plan provides for benefits in the form of incentive stock options, nonqualified stock options, and stock appreciation rights, restricted share awards, stock bonuses and various stock benefits or cash. Options granted to employees and consultants under the 2000 Plan generally vest for periods up to five years and are exercisable for a period of five years from the date the options become vested. Options granted to directors under the 2000 Plan are generally exercisable immediately and expire ten years from the date of grant. Options to purchase 3,525,660 shares of common stock were available for future grants under the 2000 Plan at December 31, 2001.

The following table summarizes option activity in aggregate under the 1993 and 2000 Plans for each of the years ended December 31:

                                   2001                          2000                          1999
                           --------------------          --------------------          --------------------
                                          Wtd.                          Wtd.                          Wtd.
                                        Avg. Ex.                      Avg. Ex.                      Avg. Ex.
                            Shares       Price            Shares       Price            Shares       Price
                           --------------------          --------------------          --------------------
Outstanding at
 beginning of year         4,018,435     $27.28          2,284,030     $17.41          1,937,530     $16.06
Granted                      581,350      27.07          2,452,900      35.49            414,100      23.25
Exercised                   (193,200)     15.76           (206,065)     19.17            (61,370)     13.52
Forfeited                   (645,012)     26.65           (512,430)     25.83             (6,230)     21.55
                           --------------------          --------------------          --------------------
Outstanding at
   end of year             3,761,573     $27.90          4,018,435     $27.28          2,284,030     $17.41
                           =====================         ====================          ====================
Exercisable at
   end of year             1,877,577     $25.12          1,450,958     $24.42            812,020     $14.99
                           =====================         ====================          ====================
Weighted average
   fair value of
   options granted                       $17.19                        $24.01                        $14.51
                                         ======                        ======                        ======

The options outstanding at December 31, 2001 under the 1993 and 2000 Plans have exercise price ranges and weighted average contractual lives as follows:

                               Options Outstanding                   Options Exercisable
                    ------------------------------------------   ---------------------------
                        Number        Wtd. Avg.                      Number
Range of Exercise   Outstanding at    Remaining     Wtd. Avg.    Exercisable at   Wtd. Avg.
      Prices           December      Contractual    Exercise      December 31,     Exercise
                       31, 2001         Life          Price           2001          Price
-----------------   --------------   -----------   -----------   --------------   ----------
   $5.00-$6.625            13,000       2 years      $ 5.38             13,000      $ 5.38
      $7.875               95,000       4 years      $ 7.88             95,000      $ 7.88
 $11.875-$17.60           798,200       5 years      $14.28            523,100      $13.80
  $18.09-$26.938        1,149,293       8 years      $21.78            569,797      $21.34
 $27.188-$39.00           671,380       8 years      $30.63            171,180      $32.53
  $41.00-$61.50         1,034,700       9 years      $45.55            505,500      $42.34
                    -------------                                -------------
                        3,761,573                                    1,877,577
                    -------------                                -------------

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

                                 2001                       2000                      1999
                       ------------------------   ------------------------   ------------------------
                                         Wtd.                       Wtd.                       Wtd.
                                       Avg. Ex.                   Avg. Ex.                   Avg. Ex.
                         Shares         Price       Shares         Price       Shares         Price
                       ------------------------   ------------------------   ------------------------
Outstanding at
   beginning of year    2,122,075    $    32.91    1,761,625    $    21.03    1,146,625    $    16.78
Granted                    83,451         34.30    1,058,950         45.23      625,000         28.65
Exercised                (101,500)        10.00     (298,500)        10.44      (10,000)        10.00
Forfeited                (100,000)        29.94     (400,000)        30.00            0
                       ------------------------   ------------------------   ------------------------
Outstanding end of
   year                 2,004,026    $    34.26    2,122,075    $    32.91    1,761,625    $    21.03
                       ========================   ========================   ========================
Exercisable at
   end of year          1,176,798    $    31.79      677,547    $    13.97      750,650    $   14.575
                       ========================   ========================   ========================
Weighted average
   fair value of
   options granted                   $    16.88                 $    12.43                 $    20.20
                                     ==========                 ==========                 ==========

The non-plan options and warrants outstanding at December 31, 2001 have exercise price ranges and weighted-average contractual lives as follows:

                          Options/Warrants Outstanding               Options Exercisable
                    ------------------------------------------   ---------------------------
                        Number        Wtd. Avg.                      Number
Range of Exercise   Outstanding at    Remaining     Wtd. Avg.    Exercisable at   Wtd. Avg.
      Prices           December      Contractual    Exercise      December 31,     Exercise
                       31, 2001         Life          Price           2001          Price
-----------------   --------------   -----------   -----------   --------------   ----------
      $5.00                50,000       2 years       $ 5.00            50,000      $ 5.00
  $18.75-$23.25           811,625       6 years       $21.75           513,872      $21.73
  $28.33-$39.84           612,926     8.5 years       $33.87           348,188      $31.56
      $56.66              529,475       8 years       $56.66           264,738      $56.66
                    -------------                                -------------
                        2,004,026                                    1,176,798
                    =============                                =============

In March 2001, in connection with a private placement transaction (see note 16), the Company issued warrants for the purchase of 83,451 shares of the Company's common stock to Texas Instruments, Inc. These warrants are immediately vested with exercise prices ranging from $29.96 to $39.84 per share and expire ten years from the date of grant. The warrants have an estimated fair market value of $16.88 per share, or approximately $1.4 million. The fair value was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.3%, no expected dividend yield, expected life of five years and expected volatility of 63%.

In April 2001, the Company granted stock options under the 1993 Stock Plan (the "1993 Plan") to purchase an aggregate of 35,000 shares of its common stock to various patent attorneys. The shares were granted at an exercise price of $25 per share and expire three years from the date of grant. The estimated fair value of these options at the date of grant was approximately $9.22 per share, or $323,300, which is included in expense in the accompanying consolidated statements of operations. The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6%, no expected dividend yield, expected life of two years and expected volatility of 60%.

Also included in non-plan options and warrants are 1,058,950 warrants issued in connection with the May 2000 sale of equity securities to Tyco International and Leucadia National (see Note 16). These warrants vest from November 2001 to May 2002 at exercise prices ranging from $28.33 to $56.66 per share and expire ten years from the date they first become vested. The warrants have an estimated fair market value of $12.43 per share, or approximately $13.2 million. The weighted average fair value was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.5%, no expected dividend yield, expected lives of four to five years and expected volatility of 60%.

COMPENSATION COSTS
The Company's employee stock options are accounted for under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with SFAS No.123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                               2001            2000            1999
                                          -------------   -------------   -------------
                Net Loss:  As Reported    $(16,610,467)   $(13,021,773)   $ (9,741,392)
                           Pro Forma       (34,464,233)    (37,326,143)    (13,772,578)

Basic Net Loss Per Share:  As Reported    $      (1.20)   $      (1.03)   $      (0.83)
                           Pro Forma             (2.50)          (2.94)          (1.17)

The fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999:

                                            2001          2000          1999
                                        -----------   -----------   -----------
Expected volatility                       59%-64%       59%-69%       57%-60%
Risk free interest rate                 3.62%-5.28%   5.56%-6.78%   5.31%-6.08%
Expected life                           4-11 years    1-15 years    4-11 years
Dividend yield                              --            --            --

15.  ACQUISITION
     -----------

On March 10, 2000, the Company completed the acquisition of substantially all the assets of Signal Technologies, Inc. ("STI"), a Florida subchapter S corporation specializing in radio-frequency design services. The purchase price of approximately $1,997,000 was fully paid in the Company's newly issued Series D Preferred Stock (see note 16). The acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16 (APB 16). In accordance with APB 16, a portion of the purchase price has been allocated to assets acquired based on the fair value at the date of the acquisition. The operating results of the acquired business have been included in the Consolidated Statement of Operations from the date of acquisition.

Unaudited pro forma consolidated results of operations have not been presented as if the acquisition of STI had been made at the beginning of the periods presented. The effect of the acquisition on the consolidated financial statements for 2000 and 1999 is not significant and would not have been materially different from the reported amounts for 2000 and 1999.

16.  STOCK AUTHORIZATION AND ISSUANCE
     --------------------------------

PREFERRED STOCK
In March 2000, the Company issued 79,868 shares of Series D Preferred Stock, $1 par value, $25 stated value, for the acquisition of substantially all of the assets of STI. The Company also issued an aggregate of 34,151 shares of Series A, B, and C Preferred Stock, $1 par value, $25 stated value as signing bonuses and compensation under employment contracts for certain employees of STI.

In March 2001, the Series A and D preferred shares were converted, pursuant to the terms of the original agreement, into approximately 86,000 shares of Common Stock.

The Series B and C Preferred Stock is automatically converted to common stock as follows:

                           # of Preferred Shares           Conversion Date
                           -----------------------------------------------------
     Series B                      13,678                   March 10, 2002
     Series C                      13,678                   March 10, 2003

The Series B and C Preferred Stock is cancelable prior to the conversion date if the employment of the holder of the preferred shares is terminated for cause or due to death, or in the event that a minimum number of defined key employees are no longer employed by the Company.

The conversion rate for Series B and C Preferred Stock is determined by dividing the stated value of the preferred stock by the market value of the common stock determined based on the average closing bid price of the common stock for five consecutive trading days immediately prior to the conversion date. Holders of the convertible preferred stock are not entitled to dividends and have no voting rights, except as required by applicable law. The convertible preferred stock is senior to the common stock with respect to liquidation events.

COMMON STOCK
In March 2001, the Company issued 83,451 shares of its Common Stock to Texas Instruments, Inc. in a private placement transaction. The shares represent less than 1% of the Company's outstanding common stock and were sold at a price of $29.96 per share for net proceeds of approximately $2.5 million.

In May 2000, the Company issued an aggregate of 1,058,950 shares of its common stock to Tyco International, Inc. and Leucadia National in a private placement transaction. The shares, which constituted approximately 8% of the Company's outstanding common stock on an after-issued basis, were sold at a price of $28.33 per share, for net proceeds of approximately $30,000,000.

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)
     ------------------------------------

                                     For the three months ended                     For the year
                    ------------------------------------------------------------       ended
                      March 31,       June 30,      September 30,   December 31,    December 31,
                        2001            2001            2001            2001           2001
                    ------------    ------------    ------------    ------------    ------------
Revenues            $  1,986,589    $  2,657,815    $  2,319,025    $  2,352,016    $  9,315,445
Gross margin             828,346         880,193         734,261         818,841       3,261,641
Net loss              (3,720,399)     (4,319,914)     (4,128,592)     (4,441,562)    (16,610,467)
Basic and diluted
   net loss per
   common share     $      (0.27)   $      (0.31)   $      (0.30)   $      (0.32)   $      (1.20)


                                     For the three months ended                     For the year
                    ------------------------------------------------------------       ended
                      March 31,       June 30,      September 30,   December 31,    December 31,
                        2000            2000            2000            2000            2000
                    ------------    ------------    ------------    ------------    ------------
Revenues            $  2,740,031    $  3,021,819    $  5,581,440    $  4,621,297    $ 15,964,587
Gross margin           1,001,954         663,410       3,116,820       2,692,526       7,474,710
Net loss              (2,859,853)     (5,843,425)     (2,008,311)     (2,310,184)    (13,021,773)
Basic and diluted
   net loss per
   common share     $      (0.24)   $      (0.47)   $      (0.15)   $      (0.17)   $      (1.03)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions "Election of Directors" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, (the "2002 Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the caption "Election of Directors - Executive Compensation" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption "Security Ownership of Certain Beneficial Owners" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  contained  under the caption  "Election of Directors - Certain
Relationships  and  Related   Transactions"  in  the  2002  Proxy  Statement  is
incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit Number                          Description
-------------- -----------------------------------------------------------------
     3.1 Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 of Registration Statement No. 33-70588-A)

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

     4.5 Purchase Option between the Registrant and David M. Cumming dated May 22, 2000 (incorporated by reference from Exhibit 4.3 of Quarterly Report on Form 10-Q for the quarter ended June 30,
               2000)

     4.6 Purchase Option between the Registrant and Peconic Fund Ltd. dated May 22, 2000 (incorporated by reference from Exhibit 4.4 of Quarterly Report on Form 10-Q for the quarter ended June 30,
               2000)

     4.7 Purchase Option between the Registrant and Texas Instruments, Inc.. dated March 8, 2001 (incorporated by reference from exhibit
               4.7 of Annual Report on Form 10-K for the year ended December 31, 2000

    10.1 Lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.1 of Registration Statement No. 33-70588-A)

    10.2 1993 Stock Plan, as amended (incorporated by reference from the Company's Proxy Statement dated October 1, 1996)

    10.3 Stock option agreement dated October 11, 1993 between the Registrant and Jeffrey Parker (incorporated by reference from Exhibit 10.13 of Registration Statement No.33-70588-A)

    10.4 Form of indemnification agreement between the Registrant and each of the directors and officers of the Registrant (incorporated by reference from Exhibit 10.15 of Registration Statement No.33-70588-A)

    10.5 First amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.21 of Annual Report on Form 10-KSB for the year ended December 31, 1995)

    10.6 Second amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996)

    10.7 Third amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.19 of Annual Report on Form 10-KSB for the period ended December 31, 1996)

    10.8 Fourth amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida*

    10.9 Employment agreement dated July 23, 1998 between the Registrant and Richard L. Sisisky (incorporated by reference from Exhibit
               10.4 of Registration Statement No. 333- 62497)

    10.10 Stock option agreement (vesting) dated July 23, 1998 between the Registrant and Richard L. Sisisky (incorporated by reference from
               Exhibit 10.4 of Registration Statement No. 333- 62497)

    10.11 Stock option agreement (acceleration) dated July 23, 1998 between the Registrant and Richard L. Sisisky (incorporated by reference from Exhibit 10.4 of Registration Statement No. 333- 62497)

    10.12 Asset Purchase Agreement dated March 2, 2000 between the Registrant and Signal Technologies, Inc., a Florida corporation (incorporated by reference from Exhibit 10.13 of Annual Report on Form 10-K for the period ended December 31, 1999)

    10.13 License Agreement between the Registrant and Symbol Technologies, Inc., a Delaware corporation (incorporated by reference from Exhibit 10.19 of Annual Report on Form 10-K for the period ended December 31, 1999)

    10.14 Subscription agreement between the Registrant and Tyco Sigma Ltd dated May 22, 2000 (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended June 30,
               2000)

    10.15 Subscription agreement between the Registrant and Leucadia National Corporation dated May 22, 2000 (incorporated by reference from Exhibit 10.2 of Quarterly Report on Form 10-Q for the period ended June 30, 2000)

    10.16 Transfer and registration rights agreement between the Registrant and Peconic Fund Ltd. dated May 22, 2000 (incorporated by reference from Exhibit 10.3 of Quarterly Report on Form 10-Q for the period ended June 30, 2000)

    10.17 Subscription agreement between the Registrant and Texas Instruments, Inc. dated March 8, 2001 (incorporated by reference fro the Exhibit 10.16 of the Annual Report on Form 10-K for the period ended December 31, 2000

    10.18 Employment agreement dated September 7, 2000 between Jeffrey Parker and Registrant (incorporated by reference from Exhibit
               10.1 of  Quarterly  Report on Form 10-Q for the period ended June
               30. 2001)

    10.19 Stock option agreement dated September 7, 2000 between Jeffrey Parker and Registrant (incorporated by reference from Exhibit
               10.2 of  Quarterly  Report on Form 10-Q for the period ended June
               30. 2001)

    10.20 Stock option agreement dated September 7, 2000 between Jeffrey Parker and Registrant (incorporated by reference from Exhibit
               10.3 of  Quarterly  Report on Form 10-Q for the period ended June
               30. 2001)

    10.21 Employment agreement dated March 6, 2002 between David Sorrells and Registrant*

    10.22      Form of Indemnification Agreement*

    10.23      2000  Performance  Equity Plan  (incorporated  by reference  from
               Exhibit 10.11 of Registration Statement No. 333-43452

    22.1       Table of Subsidiaries*

    23.1       Consent of PricewaterhouseCoopers LLP*

    99.1       Risk Factors*

*    Filed herewith

(b)  REPORTS ON FORM 8-K

None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        PARKERVISION, INC.
Date:    March 30, 2002                 By: /s/ Jeffrey L. Parker
                                           ----------------------
                                        Jeffrey L. Parker
                                        Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                        Title                        Date

By: /s/ Jeffrey L. Parker      Chief Executive Officer and        March 30, 2002
    ---------------------      Chairman of the Board
     Jeffrey L. Parker         (Principal Executive Officer)

By: /s/ Richard L. Sisisky     President, Chief Operating         March 30, 2002
    ----------------------     Officer and Director
     Richard L. Sisisky

By: /s/ David F. Sorrells      Chief Technical Officer            March 30, 2002
    ---------------------      and Director
     David F. Sorrells

By: /s/ Stacie Wilf            Secretary, Treasurer               March 30, 2002
    ---------------            and Director
     Stacie Wilf

By: /s/ Cynthia L. Poehlman    Chief Accounting Officer           March 30, 2002
    -----------------------    (Principal Accounting Officer)
     Cynthia L. Poehlman

By: /s/ William A. Hightower   Director                           March 30, 2002
    -------------------------
     William A. Hightower

By: /s/ Richard Kashnow        Director                           March 30, 2002
    --------------------
     Richard Kashnow

By: /s/ Amy L. Newmark         Director                           March 30, 2002
    -------------------
     Amy L. Newmark

By: /s/ Todd Parker            Director                           March 30, 2002
    ----------------
     Todd Parker

By: /s/ William L. Sammons     Director                           March 30, 2002
    ----------------------
     William L. Sammons

By: /s/ Oscar S. Schafer       Director                           March 30, 2002
    --------------------
     Oscar S. Schafer

By: /s/ Robert G. Sterne       Director                           March 30, 2002
    --------------------
     Robert G. Sterne

                        PARKERVISION, INC. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS

                                   SCHEDULE II

                                Balance at   Provision                Balance at
Valuation Allowance for         Beginning    Charged to                 End of
Inventory Obsolescence          of Period     Expense    Write-Offs     Period
----------------------------    ----------   ---------   ----------   ----------
Year ended December 31, 1999     407,346      240,000     (143,534)     503,812
Year ended December 31, 2000     503,812      320,000      (55,527)     768,285
Year ended December 31, 2001     768,285      320,000     (108,715)     979,570

                                Balance at                            Balance at
Valuation Allowance for         Beginning                               End of
     Income Taxes               of Period    Provision   Write-Offs     Period
----------------------------    ----------   ---------   ----------   ----------
Year ended December 31, 1999     7,845,883   4,236,628        0       12,082,511
Year ended December 31, 2000    12,082,511   7,150,476        0       19,232,987
Year ended December 31, 2001    19,232,987   8,731,832        0       27,964,819

                                  EXHIBIT INDEX

    10.8 Fourth amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida

    10.21 Employment agreement dated March 6, 2002 between David Sorrells and Registrant

    10.22      Form of Indemnification Agreement

    22.1       Table of Subsidiaries

    23.1       Consent of PricewaterhouseCoopers LLP

    99.1       Risk Factors