Form 10-Q
period 2002-03-31
PARKERVISION INC
filed 2002-05-13
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
    (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2002, 13,951,529 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements


                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,
                                                        2002        December 31,
                         ASSETS                      (unaudited)        2001
                         ------                     ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                        $  2,467,382    $  4,563,535
   Short-term investments                             24,185,831      26,908,362
   Accounts receivable, net of allowance for
      doubtful accounts of $84,103 at March 31,
      2002 and December 31, 2001                       1,876,959         946,635
   Interest and other receivables                        337,748         406,133
   Inventories, net                                    4,967,807       4,319,539
   Prepaid expenses and other                          2,498,133       2,642,966
                                                    ------------    ------------
          Total current assets                        36,333,860      39,787,170


PROPERTY AND EQUIPMENT, net                            6,624,686       7,003,465

OTHER ASSETS, net                                      7,662,690       7,383,169
                                                    ------------    ------------

          Total assets                              $ 50,621,236    $ 54,173,804
                                                    ============    ============

      The accompanying notes are an integral part of these balance sheets.

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                             March 31,
                                                               2002         December 31,
                    LIABILITIES AND SHAREHOLDERS'           (unaudited)         2001
                    -----------------------------          ------------     ------------


CURRENT LIABILITIES:
   Accounts payable                                        $  1,401,746     $    938,488
   Accrued expenses:
        Salaries and wages                                      737,966        1,184,780
        Warranty reserves                                       225,288          212,107
        Sales tax payable                                       112,574            6,927
        Other accrued expenses                                  704,200          267,812
   Deferred revenue                                             639,028          985,612
                                                           ------------     ------------
          Total current liabilities                           3,820,802        3,595,726

DEFERRED INCOME TAXES                                            30,748           30,748

COMMITMENTS AND CONTINGENCIES
       (Notes 5, 7 and 8)
                                                           ------------     ------------

          Total liabilities                                   3,851,550        3,626,474
                                                           ------------     ------------

SHAREHOLDERS' EQUITY:
   Convertible preferred stock, $1 par value, 5,000,000
     shares authorized, 13,678 and 27,356 shares
     issued and outstanding at March 31, 2002 and
     December 31, 2001, respectively                             13,678           27,356
   Common stock, $.01 par value, 100,000,000 shares
     authorized, 13,936,729 and 13,913,806 shares
     issued and outstanding at March 31, 2002 and
     December 31, 2001, respectively                            139,367          139,138
   Warrants outstanding                                      16,807,505       16,807,505
   Additional paid-in capital                                89,928,939       89,804,504
   Accumulated other comprehensive income (loss)                (82,350)         151,359
   Accumulated deficit                                      (60,037,453)     (56,382,532)
                                                           ------------     ------------
          Total shareholders' equity                         46,769,686       50,547,330
                                                           ------------     ------------

          Total liabilities and shareholders' equity       $ 50,621,236     $ 54,173,804
                                                           ============     ============

      The accompanying notes are an integral part of these balance sheets.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                       Three Months Ended
                                                    March 31,        March 31,
                                                      2002             2001
                                                  ------------     ------------

Product revenue                                   $  2,722,422     $  1,743,367
Support and other services revenue                     303,585          243,222
                                                  ------------     ------------
   Net revenues                                      3,026,007        1,986,589
                                                  ------------     ------------

Cost of goods sold - products                        1,443,035          918,048
Cost of goods sold - support and other services        309,498          240,195
                                                  ------------     ------------
   Total cost of goods sold                          1,752,533        1,158,243
                                                  ------------     ------------

                                                  ------------     ------------
   Gross margin                                      1,273,474          828,346
                                                  ------------     ------------

Research and development expenses                    3,449,456        3,158,672
Marketing and selling expenses                         712,296          903,154
General and administrative expenses                  1,041,673          977,260
Other expense                                            7,270                0
                                                  ------------     ------------
    Total operating expenses, net                    5,210,695        5,039,086
                                                  ------------     ------------

    Loss from operations                          $ (3,937,221)      (4,210,740)

Interest and other income                              282,300          490,341
                                                  ------------     ------------

    Net loss                                      $ (3,654,921)    $ (3,720,399)
                                                  ============     ============

    Basic and diluted net loss per common share   $      (0.26)    $      (0.27)
                                                  ============     ============

        The accompanying notes are an integral part of these statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31,
                                                               -----------------------------
                                                                   2002             2001
                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $ (3,654,921)    $ (3,720,399)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and patent amortization                         710,441          664,260
       Amortization of premium on investments                        69,999                0
       Provision for obsolete inventories                            75,000           30,000
       Stock compensation                                           402,943          455,445
       Gain on sale of investments                                  (12,788)               0
       Loss on sale of equipment                                      7,275                0
       Changes in certain operating assets and liabilities:
          Accounts receivable, net                                 (930,324)       1,154,208
          Inventories                                              (723,268)        (918,075)
          Prepaid, interest receivable and other assets            (269,279)          44,066
          Accounts payable and accrued expenses                     571,660         (567,220)
          Deferred revenue                                         (346,584)        (306,481)
                                                               ------------     ------------
             Total adjustments                                     (444,925)         556,203
                                                               ------------     ------------
Net cash used in operating activities                            (4,099,846)      (3,164,196)
                                                               ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments available for sale                    (1,335,163)               0
   Proceeds from sale of investments                              3,766,774                0
   Purchase of property and equipment                              (128,711)        (231,142)
   Proceeds from sale of equipment                                    7,200                0
   Payment for patent costs and other assets                       (306,407)        (416,438)
                                                               ------------     ------------
Net cash  provided by (used in) investing activities              2,003,693         (647,580)
                                                               ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                 0        2,500,000
   Proceeds from exercise of options and warrants                         0        1,813,313
                                                               ------------     ------------
Net cash provided by financing activities                                 0        4,313,313
                                                               ------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                 (2,096,153)         501,537

CASH AND CASH EQUIVALENTS, beginning of period                    4,563,535       31,371,904
                                                               ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                       $  2,467,382     $ 31,873,441
                                                               ============     ============

        The accompanying notes are an integral part of these statements.

                        PARKERVISION, INC. AND SUBSIDIARY

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.   ACCOUNTING POLICIES
     -------------------

     The accompanying unaudited consolidated financial statements of ParkerVision, Inc. and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 2001. There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2001.

     COMPREHENSIVE INCOME. The Company's other comprehensive income is comprised of net unrealized gains (losses) on investments available-for-sale which are included in accumulated other comprehensive income (loss) in the consolidated balance sheets. The Company's other comprehensive income
     (loss) for the three-month periods ended March 31, 2002 and 2001 was $(233,709) and $82,880, respectively. The Company's total comprehensive loss for the three-month periods ended March 31, 2002 and 2001 was $(3,888,630) and $(3,637,519), respectively.

     STATEMENTS OF CASH FLOWS. The Company paid no cash for income taxes or interest for the three-month periods ended March 31, 2002 and 2001.

     NEW ACCOUNTING PRONOUNCEMENTS. The Company has adopted Financial Accounting Standards Board Standard (SFAS) No. 142, "Goodwill and Other Intangible
     Assets". Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The Company has evaluated its intangible assets and their estimated useful lives and determined that it has no goodwill or intangible assets with indefinite lives at this time for which this SFAS would apply.

     RECLASSIFICATIONS. Certain reclassifications have been made to the 2001 financial statements in order to conform to the 2002 presentation.

2.   LOSS PER SHARE
     --------------

     Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Dilutive loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended March 31, 2002 and 2001 is 13,917,620 and 13,544,745, respectively. The total number of options and warrants to purchase 5,988,799 and 6,234,601 shares of common stock that were outstanding at March 31, 2002 and 2001, respectively, were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

3.   INVENTORIES:
     ------------

     Inventories consist of the following:
                                                    March 31,      December 31,
                                                      2002             2001
                                                  ------------     ------------
     Purchased materials                          $  2,759,671     $  2,726,813
     Work in process                                   220,209          169,248
     Finished goods                                  1,528,106          887,081
     Spare parts and demonstration inventory         1,504,858        1,515,967
                                                  ------------     ------------
                                                     6,012,844        5,299,109
     Less allowance for inventory obsolescence      (1,045,037)        (979,570)
                                                  ------------     ------------
                                                  $  4,967,807     $  4,319,539
                                                  ============     ============


4.   OTHER ASSETS:
     ------------

     Other assets consist of the following:
                                                    March 31,      December 31,
                                                      2002             2001
                                                  ------------     ------------
     Patents and copyrights                       $  8,362,058     $  8,055,651
     Prepaid compensation                                    0        2,327,677
     Noncompete                                              0          300,000
     Prepaid licensing fees                            400,000                0
     Other intangible assets                           364,830          364,830
     Deposits and other                                242,156          208,128
                                                  ------------     ------------
                                                     9,369,044       11,256,286
     Less accumulated amortization                  (1,706,354)      (3,873,117)
                                                  ------------     ------------
                                                  $  7,662,690     $  7,383,169
                                                  ============     ============

     Prepaid compensation and Noncompete in the aggregate amount of $2,627,677 have been fully amortized and removed from other assets and accumulated amortization at March 31, 2002.

5.   CONCENTRATIONS OF CREDIT RISK
     -----------------------------

     For the quarter ended March 31, 2002, two broadcast customers, McGraw-Hill Broadcasting Company, Inc. and LIN Television Corporation accounted for an aggregate of approximately 65% of the Company's total revenues. For the quarter ended March 31, 2001, Vtel Corporation ("VTEL") and one broadcast customer accounted for approximately 10% and 12%, respectively of the Company's total revenues. Two broadcast customers, McGraw-Hill Broadcasting Company, Inc. and LIN Television Corporation accounted for approximately 82% of accounts receivable at March 31, 2002. The Ackerley Group, a broadcast ownership group, accounted for approximately 48% of accounts receivable at March 31, 2001. The Company closely monitors extensions of credit and has never experienced significant credit losses.

6.   BUSINESS SEGMENT INFORMATION
     ----------------------------

     The  Company's   segments  include  the  Video  Products  Division  ("Video
     Division") and the Wireless Technology Division ("Wireless Division"). Segment results are as follows (in thousands):

                                                       Three months ended
                                                  -----------------------------
                                                    March 31,        March 31,
                                                      2002             2001
                                                  ------------     ------------
     NET SALES:
       Video Division                             $      3,026     $      1,987
       Wireless Division                                     0                0
                                                  ------------     ------------
           Total net sales                        $      3,026     $      1,987
                                                  ============     ============

     LOSS FROM OPERATIONS:
       Video Division                             $       (175)    $       (442)
       Wireless Division                                (3,762)          (3,769)
                                                  ------------     ------------
           Total loss from operations             $     (3,937)    $     (4,211)
                                                  ============     ============

     DEPRECIATION:
       Video Division                             $        136     $        136
       Wireless Division                                   357              339
                                                  ------------     ------------
           Total depreciation                     $        493     $        475
                                                  ============     ============

     AMORTIZATION OF INTANGIBLES
     AND OTHER ASSETS:
       Video Division                             $         29     $         19
       Wireless Division                                   188              170
                                                  ------------     ------------
           Total amortization                     $        217     $        189
                                                  ============     ============

     CAPITAL EXPENDITURES:
       Video Division                             $         53     $         75
       Wireless Division                                    70              156
       Corporate                                             6                0
                                                  ------------     ------------
           Total capital expenditures             $        129     $        231
                                                  ============     ============

                                                     March 31,     December 31,
                                                       2002            2001
                                                   ------------    ------------
     ASSETS:
       Video Division                              $      8,473    $      6,843
       Wireless Division                                 13,979          14,229
       Corporate                                         28,169          33,102
                                                   ------------    ------------
           Total assets                            $     50,621    $     54,174
                                                   ============    ============

     Corporate assets consist of the following:
                                                     March 31,     December 31,
                                                       2002            2001
                                                   ------------    ------------
     Cash and investments                                26,653    $     31,466
     Interest and other receivables                         325             366
     Prepaid expenses                                       516             599
     Property and equipment, net                            515             544
     Other assets                                           160             127
                                                   ------------    ------------
        Total assets                               $     28,169    $     33,102
                                                   ============    ============

7.   STOCK OPTIONS AND WARRANTS
     --------------------------

     For the three month period ended March 31, 2002 the Company granted stock options under the 1993 Stock Plan (the "1993 Plan) to purchase an aggregate of 41,200 shares of its common stock at exercise prices ranging from $19.99 to $21.15 per share in connection with hiring and retention of employees. These options vest ratably over five years and expire five years from the date they become vested.

     The Company also granted stock options under the 2000 Performance Equity Plan (the "2000 Plan") to its non-employee directors for the purchase of an aggregate of 187,500 shares of its common stock at exercise prices ranging from $19.50 to $20.00 per share. These options are fully vested and expire ten years from the grant date. In addition, the Company granted stock options to its Chief Executive Officer to purchase 15,000 shares of its common stock at an exercise price of $19.99 as part of his compensation package. These options are fully vested and expire five years from the date of grant.

     As of March 31, 2002 options to purchase 3,327,440 and 466,487 shares of common stock were available for future grants under the 2000 and 1993 Plans, respectively.

8.   STOCK AUTHORIZATION AND ISSUANCE
     --------------------------------

     In March 2000, the Company issued an aggregate of 114,019 shares of Series A, B, C and D Preferred Stock, $1.00 par value, $25 stated value, for the acquisition of substantially all of the assets of Signal Technologies, Inc., ("STI") as well as signing bonuses and compensation under employment contracts for certain former employees of STI.

     In March 2001, the Series A and D preferred shares were converted into approximately 86,000 shares of common stock. In March 2002, the Series B shares were converted into approximately 16,600 shares of common stock. The Series C Preferred Stock is automatically converted to common stock on March 10, 2003.

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

Results of Operations for Each of the  Three-Month  Periods Ended March 31, 2002
--------------------------------------------------------------------------------
and 2001
--------

Revenues
--------
Revenues for the three months ended March 31, 2002 increased by $1,039,418 as compared to the same period in 2001. This increase in revenues is primarily due to an increase in PVTV(TM) revenue offset somewhat by a decrease in camera revenue. The number of camera and PVTV(TM) systems sold and the average selling price per system for the three-month periods are as follows:

                     Number of Systems Sold     Average Selling Price per System
                  ----------------------------    ----------------------------
                    March 31,       March 31,       March 31,       March 31,
                      2002            2001            2002            2001
                  ------------    ------------    ------------    ------------
PVTV(TM)Systems              5               2    $    442,000    $    212,000

Camera Systems              79             167    $      7,000    $      8,000

The increase in PVTV(TM) revenue is due to an increased number of systems sold as well as an increase in the average selling price of the system. The increase in the average selling price per PVTV(TM) is largely due to the sale of dual systems to customers in larger broadcast markets.

The decrease in camera revenue is due to declining unit sales as well as a decline in the average selling price per system due to product mix. The Company plans to cease production of its single chip camera product line in 2002 due to supply issues, declining demand and the Company's product development and marketing focus on its PVTV(TM) broadcast systems. The Company expects to sell the majority of its remaining inventory of single chip camera systems by the end of the second quarter of 2002.

Support  revenue for the  three-month  period  ended  March 31,  2002  increased
$60,363 from the same period in 2001. This increase is due to an increase in training and support for PVTV(TM) systems sold as well as additional recurring support contracts.

Gross Margin
------------
For the three-month periods ended March 31, 2002 and 2001, gross margins based on aggregate revenues, as a percentage of sales were 42.1% and 41.7%, respectively. Although the Company generally recognizes higher margins on PVTV(TM) sales as compared to camera sales, these increases are somewhat offset by increased inventory reserves for obsolescence during the first quarter of 2002.

Research and Development Expenses
---------------------------------
The Company's research and development expenses for the three-month period ended March 31, 2002 increased $290,784 as compared to the same period in 2001. This increase is the result of increased wireless prototype chip development expenses, as well as an increase in overhead due to the expansion of the Orlando wireless facility. These increases are offset somewhat by a reduction of personnel costs as a result of the transfer of engineering activities to the Orlando facility from the California facility in 2001.

Marketing and Selling Expenses
------------------------------
Marketing and selling expenses for the three-month period ended March 31, 2002 decreased $190,858 as compared to the same period in 2001. This decrease is primarily due to staffing reductions in the Wireless Division's sales and marketing group.

General and Administrative Expenses
-----------------------------------
For the three month period ended March 31, 2002, general and administrative expenses increased $64,413 over the same period in 2001. This increase is largely due to personnel additions and an increase in insurance premiums.

Interest and Other Income
-------------------------
Interest and other income consist of interest earned on the Company's investments, as well as gains on the sale of investments. Interest and other income for the three-month period ended March 31, 2002 decreased $208,041 from the same period in 2001. This decrease is the result of declining interest rates and continued use of cash investments to fund operations.

Loss and Loss per Share
-----------------------
The Company's net loss decreased by $65,478 or $0.01 per common share from the three-month period ended March 31, 2002 to the same period in 2001. This decrease is due to decreased losses for the video division offset somewhat by the decrease in interest income.

Backlog
-------
The Company had camera backlog of approximately $384,000 at March 31, 2002. Camera backlog consists of orders received, which generally have a specified delivery schedule within six weeks of receipt. In addition, the Company currently has a backlog of PVTV(TM) system sales and services of approximately $3,470,000, representing PVTV(TM) customer purchase commitments with delivery dates through the third quarter of 2002.

Liquidity and Capital Resources
-------------------------------
At March 31, 2002, the Company had working capital of $32.5 million, a decrease of $3.7 million from $36.2 million at December 31, 2001. This decrease is primarily due to the use of cash to fund operations. The Company's principal source of liquidity at March 31, 2002 consisted of $26.7 million in cash and short-term investments. Until the Company generates sufficient revenues from system and other sales, it will be required to continue to utilize its cash and investments to cover the continuing expense of product development, marketing, and general administration. Based on the Company's current estimates, it believes its cash and investments will provide sufficient resources to meet its cash requirements for the next twelve months, as well as on a longer-term basis.

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

ITEM 2.   CHANGES IN SECURITIES.

Sales of Unregistered Securities

                                         Consideration received and         Exemption      If option, warrant or
                                         description of underwriting or     from           convertible security,
Date of        Title of        Number    other discounts to market price    registration   terms of exercise or
 sale          security         sold     afforded to purchasers             claimed        conversion
-------------------------------------------------------------------------------------------------------------------
1/15/02 -      Options to      187,500      Option granted - no                 4(2)       Options are fully vested
2/8/02         purchase                     consideration received by                      at an exercise price of
               common stock                 Company until exercise                         $19.50 - $20.00 per
               granted to                                                                  share and expire ten
               directors                                                                   years from the date of
                                                                                           grant

2/26/02        Options to      15,000       Option granted - no                 4(2)       Options are fully vested
               purchase                     consideration received by                      at an exercise price of
               common stock                 Company until exercise                         $19.99 per share and
               granted to                                                                  expire five years from
               an officer                                                                  the date of grant


1/15/02        Options to      41,200       Option granted - no                 4(2)       Expire five years from
-3/18/02       purchase                     consideration received by                      date vested, options
               common stock                 Company until exercise                         vest ratably over five
               granted to                                                                  years at exercise prices
               employees                                                                   ranging from $19.99 to
                                                                                           $21.15 per share

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

                                        ParkerVision, Inc.
                                        Registrant


May 13, 2002                            By: /s/ Jeffrey L. Parker
                                            ----------------------
                                        Jeffrey L. Parker
                                        Chairman and Chief Executive Officer


May 13, 2002                            By: /s/ Cynthia L. Poehlman
                                            ------------------------
                                        Cynthia L. Poehlman
                                        Chief Accounting Officer