Form 10-Q
period 2002-06-30
PARKERVISION INC
filed 2002-08-13
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
   (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

   ( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
             For the transition period from __________ to __________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 2, 2002, 13,967,529 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                             June 30,
                                                               2002        December 31,
                                 ASSETS                    (unaudited)         2001
                                 ------                    ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                               $  6,443,938    $  4,563,535
   Short-term investments                                    16,987,768      26,908,362
   Accounts receivable, net of allowance for doubtful
      accounts of $110,087 and $84,103 at June 30, 2002
      and December 31, 2001, respectively                     1,925,087         946,635
   Interest and other receivables                               241,080         406,133
   Inventories, net                                           4,268,655       4,319,539
   Prepaid expenses and other                                 1,749,603       2,642,966
                                                           ------------    ------------
          Total current assets                               31,616,131      39,787,170


PROPERTY AND EQUIPMENT, net                                   6,926,553       7,003,465

OTHER ASSETS, net                                             7,875,993       7,383,169
                                                           ------------    ------------

          Total assets                                     $ 46,418,677    $ 54,173,804
                                                           ============    ============

      The accompanying notes are an integral part of these balance sheets.

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                  June 30,
                                                                   2002         December 31,
   LIABILITIES AND SHAREHOLDERS' EQUITY                         (unaudited)         2001
   ------------------------------------                        ------------     ------------

CURRENT LIABILITIES:
   Accounts payable                                            $  1,128,440     $    938,488
   Accrued expenses:
        Salaries and wages                                          673,319        1,184,780
        Warranty reserves                                           241,980          212,107
        Other accrued expenses                                      322,509          274,739
   Deferred revenue                                                 863,191          985,612
                                                               ------------     ------------
          Total current liabilities                               3,229,439        3,595,726

DEFERRED INCOME TAXES                                                30,748           30,748

COMMITMENTS AND CONTINGENCIES
       (Notes 5, 7 and 8)
                                                               ------------     ------------
          Total liabilities                                       3,260,187        3,626,474
                                                               ------------     ------------

SHAREHOLDERS' EQUITY:
   Convertible preferred stock, $1 par value, 5,000,000
     shares authorized, 13,678 and 27,356 shares issued
     and outstanding at June 30, 2002 and December 31, 2001,
     respectively                                                    13,678           27,356
   Common stock, $.01 par value, 100,000,000 shares
     authorized, 13,967,529 and 13,913,806 shares
     issued and outstanding at June 30, 2002 and
     December 31, 2001, respectively                                139,675          139,138
   Warrants outstanding                                          16,807,505       16,807,505
   Additional paid-in capital                                    90,311,856       89,804,504
   Accumulated other comprehensive income                           192,802          151,359
   Accumulated deficit                                          (64,307,026)     (56,382,532)
                                                               ------------     ------------
          Total shareholders' equity                             43,158,490       50,547,330
                                                               ------------     ------------

          Total liabilities and shareholders' equity           $ 46,418,677     $ 54,173,804
                                                               ============     ============

      The accompanying notes are an integral part of these balance sheets.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                    Three months ended June 30,        Six months ended June 30,
                                                   -----------------------------     -----------------------------
                                                       2002             2001             2002             2001
                                                   ------------     ------------     ------------     ------------
Product revenue, net                               $  2,788,368     $  2,467,950     $  5,510,790     $  4,211,317
Support and other services revenue, net                 235,740          189,865          539,325          433,087
                                                   ------------     ------------     ------------     ------------
    Total net revenues                                3,024,108        2,657,815        6,050,115        4,644,404
                                                   ------------     ------------     ------------     ------------

Cost of goods sold - products                         1,606,119        1,519,141        3,049,154        2,437,188
Cost of goods sold - support and other services         288,100          258,481          597,598          498,677
                                                   ------------     ------------     ------------     ------------
     Total cost of goods sold                         1,894,219        1,777,622        3,646,752        2,935,865
                                                   ------------     ------------     ------------     ------------
Gross margin                                          1,129,889          880,193        2,403,363        1,708,539
                                                   ------------     ------------     ------------     ------------

Research and development expenses                     3,205,177        3,081,334        6,654,633        6,240,006
Marketing and selling expenses                        1,109,159        1,151,129        1,821,455        2,054,283
General and administrative expenses                   1,243,573        1,408,024        2,285,246        2,385,284
Loss on disposal of property and equipment               44,821            2,024           52,091            2,024
                                                   ------------     ------------     ------------     ------------
     Total operating expenses                         5,602,730        5,642,511       10,813,425       10,681,597
                                                   ------------     ------------     ------------     ------------

Loss from operations                                 (4,472,841)      (4,762,318)      (8,410,062)      (8,973,058)

Interest and other income                               203,268          442,404          485,568          932,745
                                                   ------------     ------------     ------------     ------------

Net loss                                           $ (4,269,573)    $ (4,319,914)    $ (7,924,494)    $ (8,040,313)
                                                   ============     ============     ============     ============

Basic and diluted net loss per common share        $      (0.31)    $      (0.31)    $      (0.57)    $      (0.59)
                                                   ============     ============     ============     ============

      The accompanying notes are an integral part of these balance sheets.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                           Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                      -----------------------------     -----------------------------
                                                          2002             2001             2002             2001
                                                      ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $ (4,269,573)    $ (4,319,914)    $ (7,924,494)    $ (8,040,313)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                        723,846          677,315        1,434,287        1,341,575
      Amortization of discounts on investments              56,136                0          126,135                0
      Provision for obsolete inventories                    75,000           30,000          150,000           60,000
      Stock compensation                                   290,816          656,583          693,759        1,112,028
      Gain on sale of investments                           (1,461)               0          (14,249)               0
      Loss on disposal of property and equipment            44,821                0           52,091                0
      Changes in operating assets and liabilities:
        Accounts receivable, net                           (48,128)        (288,152)        (978,452)         866,056
        Inventories                                        332,678          293,267         (390,590)        (624,808)
        Prepaid and other assets                           581,730          531,716          312,451          575,782
        Accounts payable and accrued expenses             (815,526)         601,435         (243,866)          34,215
        Deferred revenue                                   224,163          222,732         (122,421)         (83,749)
                                                      ------------     ------------     ------------     ------------
         Total adjustments                               1,464,075        2,724,896        1,019,145        3,281,099
                                                      ------------     ------------     ------------     ------------
         Net cash used in operating activities          (2,805,498)      (1,595,018)      (6,905,349)      (4,759,214)
                                                      ------------     ------------     ------------     ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments available for sale           (6,474,508)               0       (7,809,671)               0
   Proceeds from sale and maturity of investments       13,893,048        4,000,000       17,659,822        4,000,000
   Proceeds from sale of property and equipment                  0                0            7,200                0
   Purchase of property and equipment                     (548,030)        (479,952)        (676,736)        (711,094)
   Payment for patent costs                               (471,681)        (728,640)        (778,088)      (1,145,078)
                                                      ------------     ------------     ------------     ------------
         Net cash provided by investing activities       6,398,829        2,791,408        8,402,527        2,143,828
                                                      ------------     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                        0                0                0        2,500,000
   Proceeds from exercise of options and warrants          383,225        1,496,795          383,225        3,310,108
                                                      ------------     ------------     ------------     ------------
         Net cash provided by financing activities         383,225        1,496,795          383,225        5,810,108
                                                      ------------     ------------     ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                3,976,556        2,693,185        1,880,403        3,194,722

CASH AND CASH EQUIVALENTS, beginning of period           2,467,382       31,873,441        4,563,535       31,371,904
                                                      ------------     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, end of period              $  6,443,938     $ 34,566,626     $  6,443,938     $ 34,566,626
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

                        PARKERVISION, INC. AND SUBSIDIARY

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   ACCOUNTING POLICIES
     -------------------

     The accompanying unaudited consolidated financial statements of ParkerVision, Inc. and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 2001. There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2001.

     COMPREHENSIVE INCOME. The Company's other comprehensive income is comprised of net unrealized gains (losses) on investments available-for-sale which are included in accumulated other comprehensive income in the consolidated balance sheets. The Company's other comprehensive income for the three-month periods ended June 30, 2002 and 2001 was $275,152 and $13,760, respectively. The Company's total comprehensive loss for the three-month periods ended June 30, 2002 and 2001 was $(3,994,421) and $(4,306,154),
     respectively. The Company's other comprehensive income for the six-month periods ended June 30, 2002 and 2001 was $41,443 and $96,640, respectively. The Company's total comprehensive loss for the six-month periods ended June 30, 2002 and 2001 was $(7,883,051) and $(7,943,673), respectively.

     STATEMENTS OF CASH FLOWS. The Company paid no cash for income taxes or interest for the three or six month periods ended June 30, 2002 and 2001. In June 2002 the Company capitalized inventory used in the business in the amount of $291,474, to property and equipment.

     RECLASSIFICATIONS. Certain reclassifications have been made to the 2001 financial statements in order to conform to the 2002 presentation.

2.   LOSS PER SHARE
     --------------

     Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended June 30, 2002 and 2001 is 13,955,667 and 13,796,143, respectively.
     The weighted average number of common shares outstanding for the six-month periods ended June 30, 2002 and 2001 is 13,925,183 and 13,685,769, respectively. The total number of options and warrants to purchase 6,234,899 and

     6,029,665 shares of common stock that were outstanding at June 30, 2002 and 2001, respectively, were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

3.   INVENTORIES:
     -----------

     Inventories consist of the following:
                                                    June 30,       December 31,
                                                      2002             2001
                                                  ------------     ------------
     Purchased materials                          $  2,752,854     $  2,726,813
     Work in process                                   175,800          169,248
     Finished goods                                    678,823          887,081
     Spare parts and demonstration inventory         1,197,408        1,515,967
                                                  ------------     ------------
                                                     4,804,885        5,299,109
     Less allowance for inventory obsolescence        (536,230)        (979,570)
                                                  ------------     ------------
                                                  $  4,268,655     $  4,319,539
                                                  ============     ============

     Obsolete inventory that was specifically identified and included in the allowance for inventory obsolescence was removed from inventory and the respective allowance for inventory obsolescence as of June 30, 2002.

4.   OTHER ASSETS:
     ------------

     Other assets consist of the following:
                                                   June 30,        December 31,
                                                     2002              2001
                                                 ------------      ------------
     Patents and copyrights                      $  8,833,738      $  8,055,651
     Prepaid licensing fees                           400,000                 0
     Other intangible assets                          364,830           364,830
     Deposits and other                               214,809           208,128
     Prepaid compensation                                   0           243,488
     Noncompete agreement                                   0            31,250
                                                 ------------      ------------
                                                    9,813,377         8,903,347
     Less accumulated amortization                 (1,937,384)       (1,520,178)
                                                 ------------      ------------
                                                 $  7,875,993      $  7,383,169
                                                 ============      ============

5.   CONCENTRATIONS OF CREDIT RISK
     -----------------------------

     For the quarter ended June 30, 2002, two broadcast customers, LIN Television Corporation and one other customer accounted for an aggregate of approximately 36% of the Company's total revenues. For the quarter ended June 30, 2001, one reseller accounted for approximately 15% of the
     Company's  total  revenues.  For the six months  ended June 30,  2002,  two broadcast customers, McGraw-Hill Broadcasting Company, Inc. and LIN Television Corporation accounted for an aggregate of approximately 45% of the Company's total revenues. For the six months ended June 30, 2001, one reseller accounted for approximately 10% of the Company's total revenues. LIN Television Corporation, McGraw-Hill Broadcasting Company Inc. and one other broadcast customer accounted for approximately 55% of accounts receivable at June 30, 2002. VTEL and one other reseller accounted for approximately 35% of accounts receivable at June 30, 2001. The Company closely monitors extensions of credit and has never experienced significant credit losses.

6.   BUSINESS SEGMENT INFORMATION
     ----------------------------

     The  Company's   segments  include  the  Video  Products  Division  ("Video
     Division") and the Wireless Technology Division ("Wireless Division"). Segment results are as follows (in thousands):

                                                     Three months ended            Six months ended
                                                 -------------------------     -------------------------
                                                  June 30,       June 30,       June 30,       June 30,
                                                    2002           2001           2002           2001
                                                 ----------     ----------     ----------     ----------
     NET SALES:
       Video Division                            $    3,024     $    2,658     $    6,050     $    4,644
       Wireless Division                                  0              0              0              0
                                                 ----------     ----------     ----------     ----------
           Total net sales                       $    3,024     $    2,658     $    6,050     $    4,644
                                                 ==========     ==========     ==========     ==========
     LOSS FROM OPERATIONS:
       Video Division                            $     (816)    $     (805)    $     (991)    $   (1,247)
       Wireless Division                             (3,657)        (3,957)        (7,419)        (7,726)
                                                 ----------     ----------     ----------     ----------
            Total loss from operations           $   (4,473)    $   (4,762)    $   (8,410)    $   (8,973)
                                                 ==========     ==========     ==========     ==========
     DEPRECIATION:
       Video Division                            $      131     $      136     $      267     $      272
       Wireless Division                                362            342            719            681
                                                 ----------     ----------     ----------     ----------
           Total depreciation                    $      493     $      478     $      986     $      953
                                                 ==========     ==========     ==========     ==========
     AMORTIZATION OF IDENTIFIABLE
     INTANGIBLES AND OTHER ASSETS:
       Video Division                            $       32     $       23     $       61     $       42
       Wireless Division                                199            176            387            347
                                                 ----------     ----------     ----------     ----------
           Total amortization                    $      231     $      199     $      448     $      389
                                                 ==========     ==========     ==========     ==========
     CAPITAL EXPENDITURES:
       Video Division                            $      183     $      103     $      236     $      178
       Wireless Division                                365            363            435            519
        Corporate                                         0             14              6             14
                                                 ----------     ----------     ----------     ----------
           Total capital expenditures            $      548     $      480     $      677     $      711
                                                 ==========     ==========     ==========     ==========

                                                  June 30,     December 31,
                                                    2002           2001
                                                 ----------     ----------
     ASSETS:
       Video Division                            $    7,905     $    6,843
       Wireless Division                             13,869         14,229
       Corporate                                     24,645         33,102
                                                 ----------     ----------
           Total assets                          $   46,419     $   54,174
                                                 ==========     ==========

      Corporate assets consist of the following:
                                                  June 30,     December 31,
                                                    2002           2001
                                                 ----------     ----------
     Cash and investments                        $   23,432     $   31,466
     Interest and other receivables                     224            366
     Prepaid expenses                                   351            599
     Property and equipment, net                        478            544
     Other assets                                       160            127
                                                 ----------     ----------
        Total assets                             $   24,645     $   33,102
                                                 ==========     ==========

7.   STOCK OPTIONS
     --------------

     For the six month period ended June 30, 2002 the Company granted stock options under the 1993 Stock Plan (the "1993 Plan") to purchase an aggregate of 28,000 shares of its common stock at exercise prices ranging from $19.65 to $23.55 per share in connection with hiring and retention of employees. These options vest ratably over three to five years and expire five years from the date they become vested.

     The Company also granted stock options under the 2000 Performance Equity Plan (the "2000 Plan") to purchase an aggregate of 250,000 shares of its common stock at an exercise price of $20.92 per share in connection with retention of employees. These options vest ratably over five years and expire five years from the date they become vested.

     As of June 30, 2002 options to purchase 3,078,040 and 438,987 shares of common stock were available for future grants under the 2000 and 1993 Plans, respectively.

8.   STOCK AUTHORIZATION AND ISSUANCE
     --------------------------------

     In March 2000, the Company issued an aggregate of 114,019 shares of Series A, B, C and D Preferred Stock, $1 par value, $25 stated value, for the acquisition of substantially all of the assets of Signal Technologies, Inc., ("STI") as well as signing bonuses and compensation under employment contracts for certain former employees of STI.

     In March 2001, the Series A and D preferred shares were converted into approximately 86,000 shares of common stock. In March 2002, the Series B shares were converted into approximately 16,600 shares of common stock. The Series C Preferred Stock will automatically convert to common stock on March 10, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------
When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result", "management expects" or "Company expects", "will continue", "is anticipated", "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, including the timely development and acceptance of new products, sources of supply and concentration of customers. The Company has no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect, anticipated events or circumstances occurring after the date of such statements.

Results of Operations for Each of the Three and Six Month Periods Ended June 30,
--------------------------------------------------------------------------------
2002 and 2001
-------------

Revenues
--------
Revenues for the three months ended June 30, 2002 increased by $366,293 as compared to the same period in 2001 and revenues for the six month period ended June 30, 2002 increased by $1,405,711. This increase in revenues is primarily due to an increase in PVTV(TM) revenue offset somewhat by a decrease in camera revenue. The number of camera and PVTV(TM) systems sold and the average selling price per system for the three and six month periods are as follows:

                                                            Average Selling
                          Number of Systems Sold           Price per System
                         -------------------------     -------------------------
                          June 30,       June 30,       June 30,       June 30,
                            2002           2001           2002           2001
                         ----------     ----------     ----------     ----------
PVTV(TM) SYSTEMS
   Three month period         5              2          $334,000       $183,000
   Six month period          10              4          $388,000       $198,000

CAMERA SYSTEMS
   Three month period       147             282         $  7,600       $  7,600
   Six month period         226             449         $  7,200       $  7,700

The increase in PVTV(TM) revenue is due to an increased number of systems sold as well as an increase in the average selling price of the system. The increase in the average selling price per PVTV(TM) is largely due to the sale of dual systems to customers in larger broadcast markets.

The decrease in camera revenue is primarily due to declining unit sales. The Company announced the elimination of its single chip camera product line in the first quarter of 2002 due to supply issues, declining demand and the Company's product development and marketing focus on its PVTV(TM) broadcast systems.

Support revenue for the three-month period ended June 30, 2002 increased $45,875 from the same period in 2001 and by $106,238 on a year to date basis. This increase is due to revenues from training and support for PVTV(TM) systems sold as well as additional recurring support contracts, as the Company's installed base increases.

Gross Margin
------------
For the three-month periods ended June 30, 2002 and 2001, gross margins based on aggregate revenues, as a percentage of sales were 37.4% and 33.1%, respectively. For the six month periods ended June 30, 2002 and 2001, gross margins as a percentage of sales were 39.7% and 36.8%, respectively. The increases in margins are primarily due to the mix of products sold, offset somewhat by increases in inventory reserves for obsolescence.

Research and Development Expenses
---------------------------------
The Company's research and development expenses for the three and six month periods ended June 30, 2002 increased $123,843 and $414,627 as compared to the same periods in 2001. The increase on a quarterly basis is primarily due to increased personnel costs in the wireless division. The year to date increase is the result of increased wireless prototype chip development expenses, as well as an increase in personnel costs and overhead due to the expansion of the Orlando wireless facility.

Marketing and Selling Expenses
------------------------------
Marketing and selling expenses decreased $41,970 and $232,828 for the three and six month periods ended June 30, 2002 as compared to the same period in 2001. These decreases are primarily due to staffing reductions in the wireless division offset somewhat by increased sales commissions and travel expenses related to the video division.

General and Administrative Expenses
-----------------------------------
For the three and six month period ended June 30, 2002, general and administrative expenses decreased $164,451 and $100,038 over the same periods in 2001. These decreases are largely due to the reduction of legal fees offset somewhat by personnel additions, increased insurance premiums and increased allowance for doubtful accounts.

Interest and Other Income
-------------------------
Interest and other income consist of interest earned on the Company's investments, as well as net gains on the sale of investments. Interest and other income for the three and six month period ended June 30, 2002 decreased $239,136 and $447,177 from the same periods in 2001. This decrease is the result of declining interest rates and continued use of cash and investments to fund operations.

Loss and Loss per Share
-----------------------
The Company's net loss decreased by $50,341 or less than one cent per common share from the three-month period ended June 30, 2002 to the same period in 2001. This decrease is largely due to the increased revenues and decreases in general and administrative expenses, offset somewhat by increases in research and development expenses and decreased interest income. On a year to date basis, the Company's net loss decreased by $115,819 or $0.02 per common share. This decrease is due to increased revenues from the video division offset by increased expenses in wireless research and development and decreased interest income.

Backlog
-------
The Company had camera backlog of approximately $200,000 at June 30, 2002. Camera backlog consists of orders received, which generally have a specified delivery schedule within six weeks of receipt. In addition, the Company currently has a backlog of PVTV(TM) system sales and services of approximately $2,900,000 representing PVTV(TM) customer purchase commitments with delivery dates through early 2003.

Liquidity and Capital Resources
-------------------------------

At June 30, 2002, the Company had working capital of $28.4 million, a decrease of $7.8 million from $36.2 million at December 31, 2001. This decrease is primarily due to the use of cash to fund operations. The Company's future business plans call for continued increases in research, development and marketing costs related to its wireless technology. The Company intends to utilize its working capital to fund these increases. Based on its current estimates, the Company believes it has sufficient capital to fund its business plans for the next twelve months. The Company's principal source of liquidity at June 30, 2002 consisted of $23.4 million in cash and short-term investments. Until the Company generates sufficient revenues from system and other sales, it will be required to continue to utilize its cash and investments to cover the continuing expense of product development, marketing, and general administration.

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

ITEM 2.   CHANGES IN SECURITIES.

Sales of Unregistered Securities
--------------------------------

                                         Consideration received and         Exemption      If option, warrant or
                                         description of underwriting or     from           convertible security,
Date of sale   Title of        Number    other discounts to market price    registration   terms of exercise or
               security         sold     afforded to purchasers             claimed        conversion
-------------------------------------------------------------------------------------------------------------------
4/02 -6/02     Options to      278,000      Option granted - no                 4(2)       Expire five years from
               purchase                     consideration received by                      date vested, options
               common stock                 Company until exercise                         vest ratably over three
               granted to                                                                  to five years at
               employees                                                                   exercise prices ranging
                                                                                           from $19.65 to $23.55
                                                                                           per share

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting on June 13, 2002. The shareholders elected Messrs. Jeffrey Parker, Todd Parker, Richard Sisisky, David Sorrells, William Hightower, Richard Kashnow, William Sammons, Oscar Schafer, and Robert Sterne and Ms. Amy Newmark and Stacie Wilf as directors. The following is a tabulation of votes cast for and against and abstentions for each item submitted for approval:

                                       Votes Cast
                                ------------------------
                Name               For           Against      Abstentions
     --------------------------------------------------------------------
     Jeffrey Parker             13,601,477          0           20,399
     Richard Sisisky            13,601,477          0           20,399
     David Sorrells             13,601,477          0           20,399
     Stacie Wilf                13,601,477          0           20,399
     William Hightower          13,601,477          0           20,399
     Richard Kashnow            13,601,477          0           20,399
     Amy Newmark                13,601,477          0           20,399
     Todd Parker                13,601,477          0           20,399
     William Sammons            13,601,477          0           20,399
     Oscar Schafer              13,601,477          0           20,399
     Robert Sterne              13,601,477          0           20,399

ITEM 5.   OTHER INFORMATION.  Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.  Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ParkerVision, Inc.
                                        Registrant


August 13, 2002                         By: /s/ Jeffrey L. Parker
                                            ---------------------
                                        Jeffrey L. Parker
                                        Chairman and Chief Executive Officer


August 13, 2002                         By: /s/ Cynthia L. Poehlman
                                            -----------------------
                                        Cynthia L. Poehlman
                                        Chief Accounting Officer


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ParkerVision, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


August 13, 2002                         By: /s/ Jeffrey L. Parker
                                            ---------------------
                                        Jeffrey L. Parker
                                        Chairman and Chief Executive Officer


August 13, 2002                         By: /s/ Cynthia L. Poehlman
                                            -----------------------
                                        Cynthia L. Poehlman
                                        Chief Accounting Officer