Form 10-Q
period 2002-09-30
PARKERVISION INC
filed 2002-11-14
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
     (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 25, 2002, 13,987,529 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                          September 30,
                                                              2002       December 31,
               ASSETS                                      (unaudited)       2001
               ------                                     ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents                              $  2,128,897   $  4,563,535
   Short-term investments                                   17,939,217     26,908,362
   Accounts receivable, net of allowance for doubtful
      accounts of $115,289 and $84,103 at September 30,
      2002 and December 31, 2001, respectively               1,925,120        946,635
   Interest and other receivables                              214,295        406,133
   Inventories, net                                          3,910,804      4,319,539
   Prepaid expenses and other                                1,364,214      2,642,966
                                                          ------------   ------------
         Total current assets                               27,482,547     39,787,170


PROPERTY AND EQUIPMENT, net                                  6,538,548      7,003,465

OTHER ASSETS, net                                            8,368,819      7,383,169
                                                          ------------   ------------

         Total assets                                     $ 42,389,914   $ 54,173,804
                                                          ============   ============

      The accompanying notes are an integral part of these balance sheets.

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                      September 30,
                                                          2002        December 31,
     LIABILITIES AND SHAREHOLDERS' EQUITY             (unaudited)         2001
     ------------------------------------             ------------    ------------
CURRENT LIABILITIES:
   Accounts payable                                   $  1,098,992    $    938,488
   Accrued expenses:
      Salaries and wages                                   846,928       1,184,780
      Warranty reserves                                    253,347         212,107
      Other accrued expenses                               343,209         274,739
   Deferred revenue                                        794,370         985,612
                                                      ------------    ------------
         Total current liabilities                       3,336,846       3,595,726

DEFERRED INCOME TAXES                                       30,748          30,748

COMMITMENTS AND CONTINGENCIES
   (Notes 5, 7 and 8)
                                                      ------------    ------------
         Total liabilities                               3,367,594       3,626,474
                                                      ------------    ------------

SHAREHOLDERS' EQUITY:
   Convertible preferred stock, $1 par value,
      5,000,000 shares authorized, 13,678 and
      27,356 shares issued and outstanding at
      September 30, 2002 and December 31, 2001,
      respectively                                          13,678          27,356
   Common stock, $.01 par value, 100,000,000 shares
      authorized, 13,987,529 and 13,913,806 shares
      issued and outstanding at September 30, 2002
      and December 31, 2001, respectively                  139,875         139,138
   Warrants outstanding                                 16,807,505      16,807,505
   Additional paid-in capital                           90,411,656      89,804,504
   Accumulated other comprehensive income                  356,954         151,359
   Accumulated deficit                                 (68,707,348)    (56,382,532)
                                                      ------------    ------------
         Total shareholders' equity                     39,022,320      50,547,330
                                                      ------------    ------------

         Total liabilities and shareholders' equity   $ 42,389,914    $ 54,173,804
                                                      ============    ============

        The accompanying notes are an integral part of these statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                         Three months ended               Nine months ended
                                                            September 30,                   September 30,
                                                    ----------------------------    ----------------------------
                                                        2002            2001            2002            2001
                                                    ------------    ------------    ------------    ------------
Product revenue, net                                $  1,956,242    $  2,038,235    $  7,467,032    $  6,249,552
Support and other services revenue, net                  324,354         280,790         863,679         713,877
                                                    ------------    ------------    ------------    ------------
   Total net revenues                                  2,280,596       2,319,025       8,330,711       6,963,429
                                                    ------------    ------------    ------------    ------------

Cost of goods sold - products                          1,244,385       1,289,152       4,293,539       3,726,340
Cost of goods sold - support and other services          288,710         295,612         886,308         794,289
                                                    ------------    ------------    ------------    ------------
   Total cost of goods sold                            1,533,095       1,584,764       5,179,847       4,520,629
                                                    ------------    ------------    ------------    ------------
Gross margin                                             747,501         734,261       3,150,864       2,442,800
                                                    ------------    ------------    ------------    ------------

Research and development expenses                      3,539,049       3,052,520      10,193,682       9,292,526
Marketing and selling expenses                           707,131       1,000,746       2,528,586       3,055,029
General and administrative expenses                    1,141,351       1,229,159       3,426,597       3,614,443
Loss (gain) on disposal of property and equipment           (448)            539          51,643           2,563
                                                    ------------    ------------    ------------    ------------
   Total operating expenses                            5,387,083       5,282,964      16,200,508      15,964,561
                                                    ------------    ------------    ------------    ------------

Loss from operations                                  (4,639,582)     (4,548,703)    (13,049,644)    (13,521,761)

Interest and other income                                239,260         420,111         724,828       1,352,856
                                                    ------------    ------------    ------------    ------------


Net loss                                            $ (4,400,322)   $ (4,128,592)   $(12,324,816)   $(12,168,905)
                                                    ============    ============    ============    ============

Basic and diluted net loss per common share         $      (0.31)   $      (0.30)   $      (0.88)   $      (0.89)
                                                    ============    ============    ============    ============

        The accompanying notes are an integral part of these statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                   September 30,
                                                     ----------------------------    ----------------------------
                                                         2002            2001            2002            2001
                                                     ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $ (4,400,322)   $ (4,128,592)   $(12,324,816)   $(12,168,905)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                       758,535         731,805       2,192,822       2,073,380
      Amortization of discounts on investments             88,476          13,153         214,611          13,153
      Provision for obsolete inventories                   75,000         130,000         225,000         190,000
      Stock compensation                                  290,816         333,270         984,575       1,445,298
      Gain on sale of investments                         (88,523)              0        (102,772)              0
      (Gain) loss on disposal of equipment                   (448)              0          51,643               0
      Changes in operating assets and liabilities:
         Accounts receivable, net                             (33)        125,301        (978,485)        991,357
         Inventories                                      274,217        (248,043)       (116,373)       (872,851)
         Prepaid and other assets                        (228,643)       (362,335)         83,808         213,447
         Accounts payable and accrued expenses            176,228          83,188         (67,638)        117,403
         Deferred revenue                                 (68,821)        239,890        (191,242)        156,141
                                                     ------------    ------------    ------------    ------------
            Total adjustments                           1,276,804       1,046,229       2,295,949       4,327,328
                                                     ------------    ------------    ------------    ------------
            Net cash used in operating activities      (3,123,518)     (3,082,363)    (10,028,867)     (7,841,577)
                                                     ------------    ------------    ------------    ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments available for sale          (7,689,821)    (11,898,579)    (15,499,492)    (11,898,579)
   Proceeds from sale and maturity of investments       6,902,572       1,002,141      24,562,394       5,002,141
   Proceeds from sale of property and equipment               460               0           7,660
   Purchase of property and equipment                    (120,875)       (992,014)       (797,611)     (1,703,108)
   Payment for patent costs                              (383,859)       (142,357)     (1,161,947)     (1,287,435)
                                                     ------------    ------------    ------------    ------------
            Net cash provided by (used in)
            investing activities                       (1,291,523)    (12,030,809)      7,111,004      (9,886,981)
                                                     ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                       0               0                       2,500,000
   Proceeds from exercise of options and warrants         100,000         436,932         483,225       3,747,040
                                                     ------------    ------------    ------------    ------------
            Net cash provided by                          100,000         436,932         483,225       6,247,040
            financing activities
                                                     ------------    ------------    ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                       (4,315,041)    (14,676,240)     (2,434,638)    (11,481,518)

CASH AND CASH EQUIVALENTS, beginning of period
                                                        6,443,938      34,566,626       4,563,535      31,371,904
                                                     ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period             $  2,128,897    $ 19,890,386    $  2,128,897    $ 19,890,386
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

                        PARKERVISION, INC. AND SUBSIDIARY

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   ACCOUNTING POLICIES
     -------------------

     The accompanying unaudited consolidated financial statements of ParkerVision, Inc. and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 2001. There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2001.

     COMPREHENSIVE INCOME. The Company's other comprehensive income is comprised of net unrealized gains (losses) on investments available-for-sale which are included in accumulated other comprehensive income in the consolidated balance sheets. The Company's other comprehensive income for the three-month periods ended September 30, 2002 and 2001 was $164,152 and $222,206 respectively. The Company's total comprehensive loss for the three-month periods ended September 30, 2002 and 2001 was $(4,236,170) and $(3,906,386), respectively. The Company's other comprehensive income for the nine-month periods ended September 30, 2002 and 2001 was $205,595 and $318,846, respectively. The Company's total comprehensive loss for the nine-month periods ended September 30, 2002 and 2001 was $(12,119,221) and $(11,850,059), respectively.

     STATEMENTS OF CASH FLOWS. The Company paid no cash for income taxes or interest for the three or nine-month periods ended September 30, 2002 and 2001. For the three month period ended September 30, 2002 the Company capitalized inventory used in the business in the amount of $8,634 to property and equipment. For the nine month period ended September 30, 2002 the Company capitalized inventory used in the business in the amount of $300,108 to property and equipment.

     RECLASSIFICATIONS. Certain reclassifications have been made to the 2001 financial statements in order to conform to the 2002 presentation.

2.   LOSS PER SHARE
     --------------

     Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended September 30, 2002 and 2001 is 13,976,225 and 13,890,327,
     respectively. The weighted average number of common shares outstanding for the nine-month periods ended September 30, 2002 and 2001 is 13,940,916 and 13,745,004, respectively. The total number of options and warrants to purchase 6,307,700 and 5,742,910 shares of common stock that were outstanding at September 30, 2002 and 2001, respectively, were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

3.   INVENTORIES:
     ------------

     Inventories consist of the following:
                                                 September 30,   December 31,
                                                     2002            2001
                                                 ------------    ------------
     Purchased materials                         $  2,458,447    $  2,726,813
     Work in process                                   94,781         169,248
     Finished goods                                   798,545         887,081
     Spare parts and demonstration inventory        1,102,529       1,515,967
                                                 ------------    ------------
                                                    4,454,302       5,299,109
     Less allowance for inventory obsolescence       (543,498)       (979,570)
                                                 ------------    ------------
                                                 $  3,910,804    $  4,319,539
                                                 ============    ============

     Obsolete inventory that was specifically identified and included in the allowance for inventory obsolescence was removed from inventory and the respective allowance for inventory obsolescence as of September 30, 2002.

4.   OTHER ASSETS:
     ------------

     Other assets consist of the following:
                                                 September 30,   December 31,
                                                     2002            2001
                                                 ------------    ------------
     Patents and copyrights                      $  9,217,598    $  8,055,651
     Prepaid licensing fees                           750,000               0
     Other intangible assets                          364,830         364,830
     Deposits and other                               214,809         208,128
     Prepaid compensation                                   0         243,488
     Noncompete agreement                                   0          31,250
                                                 ------------    ------------
                                                   10,547,237       8,903,347
     Less accumulated amortization                 (2,178,418)     (1,520,178)
                                                 ------------    ------------
                                                 $  8,368,819    $  7,383,169
                                                 ============    ============

5.   CONCENTRATIONS OF CREDIT RISK
     -----------------------------

     For the quarter ended September 30, 2002, three broadcast customers accounted for an aggregate of approximately 41% of the Company's total revenues. For the quarter ended September 30, 2001, one broadcast ownership group accounted for approximately 17% of the Company's total revenues. For the nine months ended September 30, 2002, two broadcast customers, McGraw-Hill Broadcasting Company, Inc. and LIN Television Corporation accounted for an aggregate of approximately 33% of the Company's total revenues. For the nine months ended September 30, 2001, no one customer accounted for over 10% of the Company's total revenues. Three broadcast customers accounted for approximately 40% of accounts receivable at
     September 30, 2002. VTEL and one broadcast customer accounted for approximately 30% of accounts receivable at September 30, 2001. The Company closely monitors extensions of credit and has never experienced significant credit losses.

6.   BUSINESS SEGMENT INFORMATION
     ----------------------------

     The  Company's   segments  include  the  Video  Products  Division  ("Video
     Division") and the Wireless Technology Division ("Wireless Division"). Segment results are as follows (in thousands):

                                           Three months ended          Nine months ended
                                        ------------------------    ------------------------
                                       September 30, September 30, September 30, September 30,
                                           2002          2001          2002          2001
                                        ----------    ----------    ----------    ----------
     NET SALES:
        Video Division                  $    2,281    $    2,319    $    8,331    $    6,963
        Wireless Division                        0             0             0             0
                                        ----------    ----------    ----------    ----------
           Total net sales              $    2,281    $    2,319    $    8,331    $    6,963
                                        ==========    ==========    ==========    ==========

     LOSS FROM OPERATIONS:
        Video Division                  $     (691)   $     (975)   $   (1,682)   $   (2,222)
        Wireless Division                   (3,949)       (3,574)      (11,368)      (11,300)
                                        ----------    ----------    ----------    ----------
           Total loss from operations   $   (4,640)   $   (4,549)   $  (13,050)   $  (13,522)
                                        ==========    ==========    ==========    ==========

     DEPRECIATION:
        Video Division                  $      140    $      139    $      407    $      411
        Wireless Division                      377           360         1,096         1,041
                                        ----------    ----------    ----------    ----------
           Total depreciation           $      517    $      499    $    1,503    $    1,452
                                        ==========    ==========    ==========    ==========

     AMORTIZATION OF IDENTIFIABLE
     INTANGIBLES AND OTHER ASSETS:
        Video Division                  $       36    $       26    $       97    $       68
        Wireless Division                      205           206           592           553
                                        ----------    ----------    ----------    ----------
           Total amortization           $      241    $      232    $      689    $      621
                                        ==========    ==========    ==========    ==========

     CAPITAL EXPENDITURES:
        Video Division                  $       33    $       72    $      269    $      250
        Wireless Division                       68           920           503         1,439
        Corporate                               20             0            26            14
                                        ----------    ----------    ----------    ----------
           Total capital expenditures   $      121    $      992    $      798    $    1,703
                                        ==========    ==========    ==========    ==========

                                                     September 30,  December 31,
                                                         2002           2001
                                                      ----------     ----------
     ASSETS:
        Video Division                                $    7,613     $    6,843
        Wireless Division                                 13,662         14,229
        Corporate                                         21,115         33,102
                                                      ----------     ----------
           Total assets                               $   42,390     $   54,174
                                                      ==========     ==========

     Corporate assets consist of the following:

                                                     September 30,  December 31,
                                                         2002           2001
                                                      ----------     ----------
     Cash and investments                             $   20,068     $   31,466
     Interest and other receivables                          187            366
     Prepaid expenses                                        238            599
     Property and equipment, net                             462            544
     Other assets                                            160            127
                                                      ----------     ----------
        Total assets                                  $   21,115     $   33,102
                                                      ==========     ==========

7.   STOCK OPTIONS
     --------------

     For the three month period ended September 30, 2002 the Company granted stock options under the 1993 Stock Plan (the "1993 Plan") to purchase an aggregate of 47,500 shares of its common stock at exercise prices ranging from $13.64 to $18.50 per share in connection with hiring and retention of employees. These options vest ratably over five years and expire five years from the date they become vested.

     The Company also granted a stock option under the 2000 Performance Equity Plan (the "2000 Plan") to an officer and director of the Company to purchase an aggregate of 50,000 shares of its common stock at an exercise price of $16.61 per share. These options vest ratably over five years and expire five years from the date they become vested.

     As of September 30, 2002 options to purchase 3,029,340 and 394,886 shares of common stock were available for future grants under the 2000 and 1993 Plans, respectively.

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

Results  of  Operations  for Each of the  Three  and  Nine-Month  Periods  Ended
--------------------------------------------------------------------------------
September 30, 2002 and 2001
---------------------------

Revenues
--------
Revenues for the three months ended September 30, 2002 decreased by $38,429 as compared to the same period in 2001. This decrease was due to a decrease in camera revenue of approximately $393,000, offset by an increase in PVTV(TM) system revenue of approximately $311,000 and an increase in service and support revenue of approximately $44,000. For the nine-month period ended September 30, 2002, revenues increased by $1,367,282. This increase was due to an increase in PVTV(TM) system revenue and service and support revenue of approximately $3,406,000 and $149,800, respectively, offset by a decrease in camera revenue of approximately $2,188,600. The number of camera and PVTV(TM) systems sold and the average selling price per system for the three and nine month periods were as follows:

                                                       Average Selling Price
                           Number of Systems Sold            per System
                          ------------------------    ------------------------
                         September 30, September 30, September 30, September 30,
                             2002          2001          2002          2001
                          ----------    ----------    ----------    ----------
PVTV(TM) SYSTEMS
   Three month period              4             3    $  246,000    $  222,000
   Nine month period              14             7    $  348,000    $  209,000

CAMERA SYSTEMS
   Three month period             96           204    $   10,100    $    6,800
   Nine month period             322           653    $    8,100    $    7,400

The increases in PVTV(TM) revenues for the three and nine month periods were due to increased system sales as the PVTV(TM) product continued to gain market acceptance among broadcasters and increases in the average selling price per system due to the mix of product sold to broadcast customers in larger markets.

Camera  revenues  have  declined  due to declining  unit sales of the  Company's single chip product line. Earlier, in 2002, the Company announced the discontinuation of its single chip camera product line because of supply issues, declining demand and the Company's increasing focus on product development and marketing of its PVTV(TM) broadcast systems. The decline in camera unit sales has been somewhat offset by an increase in the average selling price per system due to a shift in the product mix towards the higher priced three-chip cameras.

The increase in support revenue was due to revenues from training and support for new PVTV(TM) systems sold and recurring support contracts related to the Company's growing installed base of PVTV(TM) systems.

Gross Margin
------------
For the three-month periods ended September 30, 2002 and 2001, gross margins based on aggregate revenues as a percentage of sales were 32.8% and 31.7%, respectively. For the nine-month periods ended September 30, 2002 and 2001, gross margins, on the same basis, were 37.8% and 35.1%, respectively. The fluctuations in margins from period to period were primarily due to the mix of products sold. Margins for the nine months ended September 30, 2002 were higher than margins for the quarter ended September 30, 2002 due to a higher sales volume in relation to relatively fixed overhead costs and a higher average selling price per PVTV system during the first half of the year.

Research and Development Expenses
---------------------------------
The Company's research and development expenses for the three and nine month periods ended September 30, 2002 increased $486,529 and $901,156 as compared to the same periods in 2001. These increases were primarily due to increased wireless chip development expenses, increased personnel costs in the wireless division, and increased overhead due to the expansion of the Orlando wireless facility. These increases were offset by decreases in consulting and recruitment fees.

Marketing and Selling Expenses
------------------------------
Marketing and selling expenses decreased $293,615 and $526,443 for the three and nine-month periods ended September 30, 2002 as compared to the same period in 2001. These decreases were primarily due to personnel reductions in the both the video and wireless divisions in late 2001, and decreases in video trade show expenses. These decreases were offset by increased travel expenses related to the video division and recruitment fees for both divisions.

General and Administrative Expenses
-----------------------------------
For the three and nine-month periods ended September 30, 2002, general and administrative expenses decreased $87,808 and $187,846, respectively over the same period in 2001. These decreases were largely due to decreased outside professional fees offset by personnel additions, increased insurance premiums, and travel expenses.

Interest and Other Income
-------------------------
Interest and other income consist of interest earned on the Company's investments, and net gains recognized on the sale of investments. Interest and other income for the three and nine month periods ended September 30, 2002 decreased $180,851 and $628,028 from the same periods in 2001. This decrease was the result of declining interest rates and continued use of cash and investments to fund operations.

Loss and Loss per Share
-----------------------
The Company's net loss increased by $271,730 or one cent per common share from the three-month period ended September 30, 2002 to the same period in 2001. This increase was largely due to the increases in research and development expenses offset by decreases in interest income and marketing and selling expenses. On a year to date basis, the Company's net loss increased by $155,911. This increase is primarily due to increases in research and development expenses and increases in margin from PVTV(TM) sales, offset by decreases in interest income and marketing and selling expenses. The Company's net loss per common share decreased one cent per common share for the nine-month period ended September 30, 2002. This decrease is due to a larger number of weighted average shares outstanding as of September 30, 2002 as compared to the same period in 2001.

Backlog
-------
The Company had camera backlog of approximately $212,000 at September 30, 2002. Camera backlog consists of orders received, which generally have a specified delivery schedule within nine weeks of receipt. In addition, the Company currently has a backlog of PVTV(TM) system sales and services of approximately $3,400,000 of which approximately $2,300,000 is attributable to purchase contracts received from News 12 Network cable television stations in October 2002. Delivery dates for PVTV(TM) purchase contracts extend through early 2003.

Liquidity and Capital Resources
-------------------------------
At September 30, 2002, the Company had working capital of $24.1 million, a decrease of $12.1 million from $36.2 million at December 31, 2001. This decrease is primarily due to the use of cash to fund operations. The Company's future business plans call for continued increases in research, development and marketing costs related to its wireless technology. The Company intends to utilize its working capital to fund these increases. Based on its current estimates, the Company believes it has sufficient capital to fund its business plans for the next twelve months. The Company's principal source of liquidity at September 30, 2002 consisted of $20.1 million in cash and short-term investments. Until the Company generates sufficient revenues from system and other sales, it will be required to continue to utilize its cash and investments to cover the continuing expense of product development, marketing, and general administration.

ITEM 4. CONTROLS AND PROCEDURES.

Based on the evaluation conducted by the Chief Executive Officer ("CEO") and Chief Accounting Officer ("CAO"), as of a date within 90 days of the filing date of this quarterly report ("Evaluation Date"), of the effectiveness of the Company's disclosure controls and procedures, the CEO and CAO concluded that, as of the Evaluation Date, (1) there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, (2) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date and (3) no corrective actions were required to be taken.

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

ITEM 2. CHANGES IN SECURITIES.

Sales of Unregistered Securities
--------------------------------

                                          Consideration received and         Exemption      If option, warrant or
                                          description of underwriting or     from           convertible security,
Date of sale   Title of        Number     other discounts to market price    registration   terms of exercise or
               security        sold       afforded to purchasers             claimed        conversion
--------------------------------------------------------------------------------------------------------------------
7/02 -         Options to      47,500     Option granted - no                4(2)           Expire five years from
9/02           purchase                   consideration received by                         date vested, options
               common stock               Company until exercise                            vest ratably over five
               granted to                                                                   years at exercise prices
               employees                                                                    ranging from $13.64 to
                                                                                            $18.50 per share

7/31/02        Options to      50,000     Option granted - no                4(2)           Expire five years from
               purchase                   consideration received by                         date vested, options
               common stock               Company until exercise                            vest ratably over five
               granted to                                                                   years at an exercise
               an officer                                                                   price of  $16.61 per
               and director                                                                 share

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable


ITEM 5. OTHER INFORMATION. Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  EXHIBITS.

          10.1 Form of Indemnification Agreement

          99.1 Risk Factors

     (B)  REPORTS ON FORM 8-K. Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ParkerVision, Inc.
                                        Registrant


November 13, 2002                       By: /s/ Jeffrey L. Parker
                                           ----------------------
                                        Jeffrey L. Parker
                                        Chairman and Chief Executive Officer


November 13, 2002                       By: /s/ Cynthia L. Poehlman
                                           ------------------------
                                        Cynthia L. Poehlman
                                        Chief Accounting Officer

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13A-14 AND 15D-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

     I, Jeffrey L. Parker, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of ParkerVision, Inc.;

2. based on my knowledge, this Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this Quarterly Report (the "Evaluation Date"); and

     (c)  presented  in  this  Quarterly   Report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002    /s/ Jeffrey L. Parker
      -----------------    ---------------------
          Name:            Jeffrey L. Parker
          Title:           Chairman and Chief Executive Officer

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13A-14 AND 15D-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

     I, Cynthia L. Poehlman, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of ParkerVision, Inc.;

2. based on my knowledge, this Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this Quarterly Report (the "Evaluation Date"); and

     (c)  presented  in  this  Quarterly   Report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002    /s/ Cynthia L. Poehlman
      -----------------    -----------------------
          Name:            Cynthia L. Poehlman
          Title:           Chief Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ParkerVision, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


November 14, 2002                       By: /s/ Jeffrey L. Parker
                                           ----------------------
                                        Jeffrey L. Parker
                                        Chairman and Chief Executive Officer


November 14, 2002                       By: /s/ Cynthia L. Poehlman
                                           ------------------------
                                        Cynthia L. Poehlman
                                        Chief Accounting Officer