Form 10-K
period 2002-12-31
PARKERVISION INC
filed 2003-03-31
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-K

(Mark One)     (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

As of June 28, 2002, the aggregate market value of the Issuer's Common Stock, $.01 par value, held by non-affiliates of the Issuer was approximately $185,003,931 (based upon $19.18 per share closing price on that date, as reported by The Nasdaq National Market).

As of March 24, 2003, 14,090,095 shares of the Issuer's Common Stock were outstanding.

Documents incorporated by reference: Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2003 Annual Meeting are incorporated by reference into Part III.

PART I
ITEM 1. BUSINESS

Available Information and Access to Reports
-------------------------------------------

ParkerVision, Inc. (the "Company") files its annual report on Form 10-K and quarterly reports on Form 10Q, including amendments, as well as its proxy and other reports electronically with the SEC. The SEC maintains an Internet site (http://www.sec.gov) where these reports may be obtained at no charge.

Copies of these reports may also be obtained via the Company's website at www.parkervision.com via the link "SEC filings". This provides a direct link to the Company's reports on the SEC Internet site.

The Company will provide copies of this annual report on Form 10-K and the quarterly reports on Form 10-Q, including amendments, filed during the current fiscal year upon written request to:

                               Investor Relations
                               8493 Baymeadows Way
                           Jacksonville, Florida 32256

These reports will be provided at no charge. In addition, exhibits may be obtained at a cost of $.25 per page plus $5.00 postage and handling. These reports will be available from the Company after they are filed with the Securities and Exchange Commission ("SEC").

Copies of any materials filed with the SEC may also be obtained from the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Description of Company and Business
-----------------------------------

ParkerVision, Inc. was incorporated under the laws of the state of Florida on August 22, 1989. ParkerVision's operations consist of two operating segments - the Video Division and the Wireless Division. The Wireless Division operates under the name Direct2Data Technologies.

Video Division
--------------

The Video Division is engaged in the design, development and marketing of automated live television production systems, marketed under the tradename
PVTV(TM), and automated video camera control systems, marketed under the tradename CameraMan(R). The Company also provides training, support and other services related to these products.

The Company's PVTV systems are targeted primarily at, and sold directly to broadcasters in the US and Canada. The Company also markets corporate and education-based PVTV systems that are sold either directly by the Company and through audio-visual dealers in the US and Canada.

The Company's automated video camera control systems currently include a three-chip product offering. In 2002, the Company discontinued the manufacture and sale of its single-chip systems due to supply issues for certain key components, declining demand, and the Company's desire to focus available research and development resources on its PVTV solutions and related products. The Company's three-chip product offering is targeted at broadcasters and other users of higher-end camera products and is sold directly by the Company to the broadcast market and through audiovisual dealers in the corporate and education segments of the market.

The Company's Video Division revenue percentages by product and/or service lines are as follows:

    Product/Service                       2002         2001         2000
    -------------------------------     --------     --------     --------

    PVTV systems                           64%          24%          36%
    CameraMan systems (stand-alone)        26%          66%          59%
    Training and other services             4%           3%           3%
    Recurring & other support               6%           7%           2%

The Company's PVTV systems are designed specifically to meet the needs of studio production markets. The PVTV product line includes a professional, broadcast television quality video production system that integrates video, audio, teleprompter, machine control such as VTRs, audio and video servers, character generators and still stores as well as camera control functions into an intelligent one or two-operator station. PVTV systems also typically incorporate two or more of the Company's three chip camera systems. The system is designed to allow organizations to economize resources by maximizing their production capabilities. A single operator can control, in parallel, the production functions that require as many as four to twelve individuals to operate using traditionally available broadcast equipment.

While the Company has focused almost all its sales and marketing efforts on PVTV NEWS(TM) systems for the US and Canada broadcast markets, it believes there are many other attractive vertical markets to penetrate, including education, corporate, government and religious markets.

The CameraMan systems were initially developed to allow the creation of professional-quality video communication by non-professional video users. The Company markets its CameraMan systems to certain educational and videoconferencing segments of the commercial market that utilize audiovisual solutions for various communicating, training, presenting, and educating needs. The Company offers its CameraMan products in a variety of application-specific packages designed for these markets. These packages now include only three-chip imaging cameras. The Company also offers a higher quality digital three-chip CameraMan system targeted toward the broadcast and professional video user.

The Company also offers experienced professional services that complement the PVTV system purchase. ParkerVision utilizes in-house trainers, project managers and support staff to guide the broadcaster through the transition from a traditionally manual production environment to an automated control room system as well as provide extended support services after the transition is completed. Managing the transition to automation in a broadcast environment requires extensive planning and training. Training includes a basic PVTV system overview, advanced functionality and workflow processes, shadowing existing newscasts to simulate the process, talent rehearsals and finally recovery training so that PVTV operators are properly prepared for the transition.

During 1998 and 1999, the Company sold its PVTV systems to a few beta or "pilot" sites in broadcast, corporate and education markets. The Company worked extensively with these sites to increase the technological capabilities of its system. The first beta site was Cablevision's News 12-The Bronx, which commenced operations in June 1998. Since that time, News 12-The Bronx has produced thousands of hours of live news and in the fourth quarter of 2002, Cablevision purchased PVTV systems for all five of its News 12 operations in the metro New York City area, including the purchase of an upgraded system for its Bronx station.

In 1999, the Company introduced a digital version of its PVTV NEWS package and an education-based system marketed under the tradename PVTV Learning(TM). During 2000, the Company continued to enhance the features, functionality and third party interfaces of its PVTV systems. The Company sold PVTV systems to nine stations owned by The Ackerley Group which was subsequently acquired by Clear
Channel Communications, Inc. These sales and services accounted for approximately $4,700,000 in revenue to the Company, or approximately 30% of the Company's revenues in 2000.

In 2001 and 2002, the broadcasting industry experienced a downturn with significant decreases in advertising revenue and resulting profits. Despite these industry trends, the Company continued to gain momentum in the broadcast industry. In the second half of 2001, the Company received purchase contracts from two large station ownership groups, LIN Television Corporation and McGraw-Hill Broadcasting Company, Inc. Late in 2001 and throughout 2002, these two ownership groups purchased and installed a total of ten PVTV systems. The Company currently has an installed base of approximately 40 live television newsrooms in the United States, Canada, and Puerto Rico.

The Company's development efforts continued to focus on enhancements to the PVTV product line, including a scaled down offering of systems. The less expensive systems have limited features and functionality and target corporate and education markets while the more expensive systems target the broadcast news market. In 2002, the Company introduced its highest-end digital PVTV NEWS system, called the CR4000(TM), which is specifically targeted for broadcast networks and larger market local broadcast stations.

The Company believes its PVTV system has the potential for becoming the de facto industry standard for live television newsrooms. Based on this belief, the Company has sought to protect key aspects of its intellectual property with multiple patent filings, including both apparatus and methodology claims. The Company was granted its first PVTV U.S. patent in September 2002.

Wireless Division
-----------------

The Company's Wireless Division is engaged in the development and initial marketing of integrated circuits ("IC's") based on its Direct2Data(TM), or D2D(TM), technology. The D2D technology is a wireless Direct Conversion radio frequency ("RF") technology that the Company believes offers significant advantages and improvements over the traditional radio circuit architectures utilized in wireless communications. The Company is initially targeting wireless local area networking ("WLAN") applications for its technology, but believes the technology is applicable to many other markets. The Company completed its first production-ready, highly integrated WLAN RF transceiver IC's in 2002 and will commence active marketing in the first half of 2003.

The Company's D2D technology reduces the complexity, cost, size, and power consumption of radio transceivers when compared with the traditional Super Heterodyne-based radio transceivers. Super heterodyne-based radios have historically been the most widely deployed radio circuit architecture utilized in wireless communications. Super heterodyne receivers process RF carriers via one or more Intermediate Frequency ("IF") steps before achieving extraction of the modulated data in the form of an analog baseband waveform. Traditionally-constructed Super-heterodyne RF front-ends are built from multiple discrete components and sub-systems whereby each step is constructed from circuits that can be highly isolated from each other in a practical implementation. This high degree of isolation allows for the achievement of what the industry considers to be excellent levels of RF front-end performance, usually referenced in terms of large dynamic range, excellent sensitivity, and high levels of adjacent channel rejection, among other attributes.

The Company believes that integrating complete Super-heterodyne architectures (including such functions as RF to baseband converters, IF filters and amplifiers, RF and IF synthesizers, baseband amplifiers and channel filters) into silicon chips on a single monolithic die (chip) has resulted in the degradation of certain performance characteristics when compared to the traditionally-constructed Super-heterodyne RF front-end which is built from a combination of discrete components with some of the Super-heterodyne architecture as silicon chip sub-systems. The Company believes this degradation is problematic to designers who employ such RF front-ends in products requiring high performance. The Company also believes that it is not practical to implement certain sub-systems of a Super-heterodyne receiver into silicon circuits, such as the required IF filters and the various isolation requirements necessary between the multiple local oscillators and conversion stages.

The industry has more recently been trending toward the development of direct conversion RF architectures for achieving higher levels of circuit integration in semiconductors. Direct Conversion RF transceivers are now emerging and gaining in popularity as a replacement for the decades-old Super-heterodyne radio. Direct Conversion is defined as a single-step conversion of RF to baseband and visa/versa. Direct Conversion is also referred to as zero Intermediate Frequency or zero-IF.

There are also proclaimed Direct Conversion architectures which are emerging in popularity where the RF carrier is processed to a lower IF which is then digitally sampled and demodulated to baseband data. The Company believes these emerging Direct Conversion architectures are based on traditional heterodyne mixers as the fundamental RF-to-baseband building block of the direct conversion RF front-end. The Company believes that the heterodyne mixer was largely developed as a frequency translator device, which is how it is used in Super-heterodyne architectures. In direct conversion architecture, however, the heterodyne mixer is deployed as a data extraction device, and the Company believes that there are fundamental shortcomings and design challenges in using a heterodyne mixer for single-step data extraction.

The Company believes its D2D technology enables significant advantages when compared with other Direct Conversion RF transceivers. The Company believes that the traditional heterodyne-based approach to Direct Conversion cannot sufficiently balance the many objectives of the RF transceiver as effectively as the D2D-based transceivers. For example, it is common to find in a heterodyne-based Direct Conversion approach that in order to achieve desired receiver sensitivity, other desired attributes including power consumption, adjacent channel rejection and immunity to random jamming are compromised. The Company believes the D2D technology represents a significant improvement over alternate circuit approaches for achieving higher levels of RF front-end circuit integration without compromising other significant objectives such as power consumption and performance.

The Company believes that Direct Conversion is the most likely architecture to achieve the highest levels of circuit integration while simultaneously achieving the lowest power consumption and the highest performance of a variety of sought after attributes in RF transceivers. The Company believes that it has a unique approach to actual Direct Conversion transceiver design and implementation.

The Company's D2D technology represents innovative new circuit architecture for constructing RF front-ends (transmitters, receivers and transceivers), for which the Company has received patents covering the fundamental transmitter and receiver application of the technology. D2D circuits replace RF heterodyne circuit architectures that have been the traditional approach for transceivers since the advent of wireless communication. The Company's D2D architecture can be implemented in a wide range of semiconductor processes allowing the opportunity to integrate other system functions such as amplifiers, local oscillators, and baseband channel filters onto the same IC as the RF up and down-conversion.

In 1998, the Company announced that its D2D technology allowed for a single-step direct conversion of a received modulated RF carrier signal to its analog baseband data waveform. The Company also determined that its D2D technology could be applied to RF transmitter use for producing direct single-step up-conversion for on-channel modulated RF carriers.

During 1998 and 1999, the Company focused much of its efforts on filing patents to protect its intellectual property and continued to develop technology enhancements. The Company also focused its development efforts on verifying the applicability of its D2D technology to specific industry standards-based applications, including the IEEE 802.11b WLAN standard.

In 1999, the Company completed the development of an IEEE 802.11b WLAN demonstrator that demonstrates several of the technological breakthroughs made possible by the Company's D2D technology. The Company also started the process of developing integrated circuits for the development of a highly integrated CDMA 2000 RF front-end chipset; however, the Company focused its development resources on the completion of a complete IEEE 802.11 WLAN product line which includes 802.11b, 802.11g, and 802.11a/b/g combo products. Although the Company has completed a CDMA RF transceiver prototype, has implemented many circuits used within a CDMA transceiver in semiconductors, and may pursue a CDMA product offering in the future, it cannot accurately predict when or if its initial CDMA product offering might emerge as the Company's research and development resources have been primarily focused on completion of a complete 802.11 product line.

In March 2000, the Company acquired substantially all of the assets of Signal Technologies, Inc., a privately owned, Orlando, Florida based RF design firm which had previously provided application engineering and design services to the Company for the D2D technology. The assets of STI were acquired for approximately $2 million in convertible preferred stock. In addition, the Company employed all of the former STI employees and entered into employment agreements with several key employees. Since the acquisition in 2000, the Company has continued to expand its facilities and its engineering personnel in Orlando. In 2001, the Company closed its wireless design centers in California and Utah and consolidated its development efforts in the Orlando and Jacksonville facilities.

In the first half of 2001, the Company completed the design of its first highly-integrated 2.4 GHz IEEE 802.11b WLAN D2D-based RF transceiver IC's. The Company entered into an agreement with Texas Instruments Incorporated ("TI") for the manufacture of D2D-based IC's using various TI semiconductor processes, and subsequently transitioned to the TI semiconductor process. In early 2002, the Company announced the completion of its first product, the PV-1000, 802.11b WLAN transceiver IC. In the second half of 2002, the Company also announced availability of its PV-2000 product, an 802.11g RF transceiver that is also compatible for use with 802.11a/b/g combo standards. Both the PV-1000 and PV-2000 are currently ready and available for volume production.

The Company has successfully achieved high levels of RF transceiver integration for the IEEE 802.11b and 802.11g standards and believes it will achieve at least this same level of integration for complete 802.11a/b/g transceivers within the next 12 months. In addition, the Company has announced its plans to provide a complete 802.11 a/b/g WLAN solution, which includes not only the D2D-based transceiver, but also the baseband processor and medium access controller ("baseband/MAC").

Although the Company's WLAN IC's are ready for commercial use, it is possible that such IC's could require further design modifications based on customer requirements. Although the Company is not aware of any such requirements at this time, it is not uncommon for multiple iterations of IC's for certain customer requirements to occur before a commercially attractive product is achieved for those customers. Each iteration, if required, is typically a ten to sixteen week process after completion of the design modification, due to semiconductor foundry process lead-times and packaging.

The Company also believes that receipt of its initial IC orders are dependent upon the Company's ability to demonstrate that its WLAN transceivers interface to other companies' 802.11 baseband/MAC IC's and achieve certain performance, price, and form factor criteria which will create the basis for complete product designs. These complete designs are often referred to as "reference designs". Although the Company has designed its RF IC's with what it believes to be the flexibility to interface with a variety of baseband/MAC products there are no guarantees that other companies will provide access to their IC's or support information to allow successful interfaces to occur or that they will make their baseband/MAC IC's available to the Company or to the Company's prospective customers.

The Company has recently completed what it believes to be a successful first reference design in the form of a PCMCIA card. This reference design can be further modified for other form factors and interfaces such as PCI and USB interfaces in order to create what the Company believes will represent a complete 802.11b product line. The reference design is the result of the Company's successful collaboration and interfacing of its WLAN RF transceiver to a third party company's 802.11b baseband processor/MAC. The Company believes that it will be able to offer its reference designs to customers and that the third party will make available in volume quantities its baseband/MAC IC's to either the Company or the Company's customers. The Company is also working with this third party supplier as well as others to create interfaces and reference designs for 802.11g, 802.11a/b, and 802.11a/b/g products; however, it does not believe that those products will be available for sale until sometime in the 4th quarter 2003 or early 2004 depending on the availability of production quantities of baseband processor/MAC IC's.

The Company believes that its initial 802.11b reference design is the first practical demonstration, in a complete product, of the fundamental advantages achieved by its D2D RF technology. Examples of the advantages achieved are measured in performance attributes that directly impact link availability in a wireless local area network. These performance attributes include the aggregate performance measures of operational dynamic range, adjacent channel rejection, received large and small signal operating range, and linearity. The Company believes that its reference design achieves the best figures of merit in the aggregate, including power consumption, total manufactured costs and link availability attributes, among others, of any 802.11b direct conversion reference design that it is aware of and therefore delivers the best link availability in actual application. Since the Company does not have access to all other RF transceiver offerings, it cannot be certain of its cost, power consumption and performance comparisons to all other competitive offerings that may exist.

PRODUCTS
--------

Video Division
--------------

The Company's patented and patents-pending PVTV system provides fully integrated PC-based production control room systems with Transition Macro(TM) automation technology. This proprietary automation technology allows the system operator to build, revise and preview a production in storyboard fashion and then run the entire live or live-to-tape production from a single or multi-user interface. This "event driven" technology also allows the operator to manually pause or interrupt the automated production, as needed, to make dynamic changes for requirements such as late breaking news, non-scripted events such as election coverage and last minute story changes. PVTV Systems include scalable solutions with an integrated video switcher, digital video effects, keyers, audio mixer, ScriptViewer(TM) automated teleprompter and control ports for third party equipment control. PVTV systems seamlessly integrate with newsroom computer systems, character generator and still store graphic systems, VTR and video/audio server equipment, audio mini-disk players, closed caption encoders in addition to other required interfaces to the broadcast control room. In addition, the PVTV systems can work with the Company's CameraMan 3-CCD camera systems and/or manually operated or robotic cameras produced by other manufacturers.

The PVTV product line is currently available in three application-specific packages: PVTV NEWS targeted for broadcast and cable production markets, PVTV PRO(TM) targeted for corporations and government facilities and PVTV Learning targeted at educational environments including high schools, colleges and universities.

The PVTV NEWS system is a switchable 4:3/16:9 aspect ratio digital production system that adds proprietary functionality such as the Transition Macro and Late Breaking News Keys(TM) technologies that allows for "event driven" automation for a one or two person live production control room. Rundown Converter(TM) technology is also provided to integrate News Automation Systems such as AVID's "iNEWS", Associated Press's "ENPS" and others to directly program the PVTV NEWS system for a seamless newsroom work flow process. In addition, the system allows for dynamic changes such as adding, deleting or moving stories as required including the insertion of late breaking news in a live broadcast environment.

The broadcast news industry measures market size in terms of Designated Market Area ("DMA"). DMA is a designation for measuring the viewing market share of television stations. There are currently 210 DMA's throughout the United States with DMA 1 representing the largest viewing market and DMA 210 representing the smallest viewing market. The PVTV NEWS product line includes five distinct system packages ranging from the newly introduced CR4000 targeted for networks and large market television stations in DMA 1-25 down to the CR500 targeted for local news television stations above DMA 175. PVTV NEWS systems can also be used in cost efficient applications for secondary control rooms for breaking news, news cut-ins and digital multicasting "B", "C" and "D" control rooms. The Company has installed systems in live television newsrooms in DMA markets ranging from 18 to 205, and in live cable television newsrooms in DMA market 1, the New York City area.

The PVTV NEWS systems are generally available in single or dual packages. The dual package provides for system redundancy and gives directors more flexibility in programming back-to-back newscasts. The list prices for PVTV NEWS systems generally range from $220,000 to $850,000.

In addition, the Company designed its XSWITCH(TM) product that allows for seamless interface between dual PVTV systems for system redundancy and backup as well as to ease the transition from traditional control room environments to automated live production control room automation with PVTV.

The PVTV PRO and Learning systems are the baseline "value" priced offerings for the corporate and education markets, respectively. The PVTV PRO system targets corporate webcast applications such as CEO addresses, training, product launch announcements and human resource communications as well as traditional live production and presentation image magnification applications for events such as seminars and guest speakers. The PVTV PRO system is also targeted for similar government applications. The PVTV Learning system, which is packaged with a comprehensive curriculum on CD-ROM, targets broadcast and communication schools and colleges that teach video production. In addition, PVTV Learning can be used to produce content for distance learning, video streaming e-learning, campus news and general production applications. The PVTV PRO and Learning packages have list prices ranging from approximately $150,000 to $180,000.

Although the Company has focused almost all of its sales and marketing efforts on PVTV NEWS systems for the US broadcast markets, recent demonstration and awareness efforts at corporate, government and education trade shows have already started to produce sales opportunities into these vertical markets.

The Company's patented CameraMan automated video camera control systems utilize a computerized base which pans and tilts simultaneously to achieve fluid motion, into which is integrated a three-chip (3-CCD) imaging broadcast quality camera. CameraMan also includes a proprietary and patented automatic tracking capability as an option. Additional peripheral devices are available to control the automatic tracking functions and to remotely control base unit and camera functions. CameraMan camera products are offered in a variety of application-specific packages.

The Company's 3-CCD product line is available in both an analog and a digital version. The three-chip camera systems, in addition to being available in application-specific packages for distance education and corporate use, are packaged with the Company's PVTV systems. Digital camera systems are available in standard 4:3 aspect ratios and switchable 4:3/16:9 formats in order to take advantage of the eventual market transition from standard NTSC 4:3 television to 16:9 digital format television.

The Company's analog 3-CCD camera control systems have list prices ranging from approximately $20,000 to $24,000. The Company's digital 3-CCD camera systems have list prices ranging from approximately $27,000 to $41,000.

The Company has a product currently in development and ready for beta testing called the PVTV WebSTATION(TM) for News, which is a patent-pending system designed to leverage the automation capabilities of PVTV NEWS for Internet live and on-demand distribution. The Company is evaluating various business models for this product and believes it will further enhance the broadcaster's relationship and investment with the Company.

Wireless Division
-----------------

The Company's highly integrated WLAN D2D-based RF transceiver IC's for the 2.4 GHz IEEE 802.11b (PV-1000) and 802.11g and 802.11a compatible (PV-2000) standard are currently available for volume production. The Company is offering its PV-1000 and PV-2000 IC's for sale at list prices ranging from approximately $7 to $12. Actual sales prices will likely be dependent upon negotiated agreements which will take into consideration factors including volume and market conditions, among others.

The D2D architecture will allow manufacturers to reduce component costs, reduce power consumption and simplify design and manufacturing of WLAN products when compared with the Super-heterodyne RF front-ends currently employed for enterprise, consumer and other vertical markets. The Company believes that its WLAN IC's meet or exceed the performance of the high performance
Super-heterodyne RF front-ends that are currently employed in the more expensive, better quality WLAN 802.11b and 802.11g products. The Company also believes that its WLAN RF IC's have achieved a simultaneous blend of high performance, reasonable power consumption, low cost, and small size that are unique when compared with other known Direct Conversion WLAN RF IC's where one or more of those attributes are compromised.

The Company began demonstrations of its RF IC's in the second half of 2002 and has recently completed its first 802.11b reference design. The Company further believes that it will complete its first reference designs for 802.11g and potentially 802.11a in the second half of 2003; however, this will be dependent on the availability of baseband/MAC IC's and favorable working relationships with companies that produce such IC products. The Company is also undertaking the development of its own baseband/MAC products that will be complimentary to its WLAN RF IC's. The Company believes that the first of these products will be available in late 2003 or early 2004.

MARKETING AND SALES
-------------------

Video Division
--------------

The Video Division is primarily focused on market penetration of the broadcast television industry with its PVTV News products. To establish the PVTV automation system platform as a live production industry standard, the Company believes that acceptance by broadcasters is critical since their most demanding production operation is their news operation. The Company believes other vertical markets such as corporate, government, religious and education will likely follow the lead of the broadcast community. This has been demonstrated with recent sales to several colleges and universities with minimal marketing effort by the Company to realize these sales.

The Company has built a comprehensive team that has successfully transitioned broadcasters from a decades-old traditional process to the radically streamlined PVTV technology-based process. Currently, the Company sells the majority of its PVTV automated production systems in a consultative system selling process with its own national sales organization. The sales force is distributed in four geographic territories. In addition to system sales, the Company provides ongoing training and annual service and support contracts for its PVTV systems. Primarily internal trainers, project managers and support personnel provide these services.

In addition to its own sales force, the Company's Video Division has a network of audiovisual product dealers, telecommunication dealers and systems integrators. This dealer network is responsible for stand-alone three-chip CameraMan video camera control system sales. Select dealers are also authorized to market and sell the Company's lower-end PVTV solutions to corporate and education environments.

The Company's revenue percentages by distribution channel are as follows:

DISTRIBUTION CHANNEL                    2002           2001           2000
--------------------------------------------------------------------------------

Direct                                   72%            29%            40%
National Resellers                       23%            52%            38%
International Resellers                   4%            10%             6%
OEM Customers                             1%             9%            16%

In 2002, three broadcast customers, Lin Television Corporation, McGraw-Hill Broadcasting, Inc. and Cablevision, accounted for an aggregate of approximately 46% of the Company's total revenues. No single customer accounted for more than 10% of the Company's revenues in 2001. VTEL and Ackerley accounted for approximately 16% and 30%, respectively of the Company's revenues in 2000.

Wireless Division
-----------------

The Company began the initial commercialization of its wireless technology by focusing its efforts on license arrangements with third parties. This resulted in a licensing arrangement with Symbol Technologies, Inc. for WLAN in 1999. The Company subsequently refocused its efforts to the production and marketing of its own IC's to product manufacturers in targeted markets.

In the WLAN marketplace the Company currently plans to sell IC's directly to Original Equipment Manufacturers ("OEM's") and Original Design Manufacturers ("ODM's") who manufacture and sell products including WLAN Network Interface Cards ("NIC's"), Access Points ("AP's"), and various modules for applications where WLAN functionality is included as a standard embedded feature within certain products.

The Company increased its sales staff in late 2002 and early 2003 in order to launch its sales efforts and build relationships with OEM's and ODM's that the Company is targeting for sales of its WLAN IC's. The Company anticipates additional increases in staffing in 2003 to support the creation and maintenance of reference designs and relationships required for complete product implementations for OEM's and ODM's.

The Company may also pursue  strategic  relationships  with other companies that
produce   complimentary  IC's  such  as  baseband   processors/MAC's  and  power
amplifiers.

COMPETITION
-----------

Video Division
--------------

Due to the comprehensive functionality of ParkerVision's PVTV solution, the Company does not compete directly with any similar solution. However, the Company vies for the capital budget dollars used to fund a combination of offerings from a range of vendors. Competition within the broadcast operations market is generally based on product performance, breadth of product line, service and support, market presence and price. From this perspective, the Company's principal competitors include Chyron Corporation, Harris Broadcast, Pinnacle Systems, Leitch Technology Corporation, SeaChange Corporation, Sony Corporation, and Thomson/Grass Valley, among others. These competitors offer video switchers and various other products for production and control room environments.

A traditional audio/video production environment involves the coordination of multiple operators who independently operate various pieces of equipment in parallel to achieve video, audio, teleprompter, machine control for VTRs, video and audio servers, character generators, still stores and other ancillary production equipment and camera control functions. The Company is not aware of any competitors who currently offer a system solution comparable to PVTV that integrates all of these discrete components and equipment through a single interface and provides the technology to allow these functions to operate automatically and in parallel in "event" driven control. In addition, the Company is not aware of any competitors who currently offer a level of automation with integration to news automation systems with "event" driven control with the resolution necessary to produce a dynamic newscast or other show that requires a system to address non-scripted changes in real time.

The Company believes the most compelling reason for a broadcaster to purchase PVTV is operational efficiencies and enhanced capabilities. Poor business conditions of the television broadcasting industry in recent years and the resulting lack of advertising revenue have forced many broadcasters to seek long-term solutions that address quick returns on capital equipment investments. The Company believes that PVTV will allow the broadcaster to lower operational costs while maintaining and/or enhancing their quality of presentation. Because of PVTV's operational efficiencies, broadcasters can operate more efficiently producing their current newscasts in addition to producing more newscasts for more revenue opportunities. In addition, operating more efficiently using less personnel in production has allowed broadcasters to increase field reporters thus becoming more competitive. The Company also expects to successfully compete in the marketplace based on PVTV's patented technology and technical services expertise.

Although unique in the industry as the only comprehensive totally integrated 3-CCD camera system, the Company's 3-CCD CameraMan product will likely face pricing challenges in the price sensitive videoconferencing and distance learning applications in the future. Applied systems exist whereby integrators can assemble pan/tilt robotic heads, servo-lens controllers, cameras, camera control units (CCUs), lenses and multi-camera controllers to achieve similar results at lower price points. The Company believes it can compete with this approach by selling a totally integrated solution produced and supported by a single source supplier. As bandwidth for the aforementioned applications increases, the Company believes that the demand for 3-CCD quality images will also increase. The Company's digital 3-CCD CameraMan camera system offering is typically packaged with PVTV systems targeted at broadcasters, corporate, government and education vertical markets. As a packaged solution, the product competes successfully except in larger broadcast markets that use high-end robotic systems manufactured by other vendors such as Vinten and Rademac. In these applications, PVTV integrates with these competitive camera system products to address customer requirements for PVTV.

Many of the Company's competitors, in both the videoconferencing and studio production industries, are well-established, have substantially greater financial and other resources than the Company, have established reputations for success in the development, sale and service of products, and have significant advertising budgets to permit them to implement extensive advertising and promotional campaigns in response to competitors. Certain of these competitors dominate their respective industries and have the financial resources necessary to enable them to withstand substantial price competition, which is expected to increase, and also withstand downturns in the markets for communication products.

Wireless Division
-----------------

The Company intends to compete in the wireless industry based on the unique attributes of its patents-issued and patents-pending D2D technology. The Company believes its D2D technology will provide one or more of the desirable attributes of lower cost, smaller size, lower power consumption and better performance than other competing technologies and approaches. The Company believes that the competing approaches are either traditional Super-Heterodyne multi-step up and down-conversion based transceivers, direct conversion or hybrid direct conversion transceivers that are fundamentally based on more traditional devices to achieve the Direct Conversion function.

It is possible that the industry will accept compromises in performance such as higher power consumption, lower sensitivity and dynamic range, less adjacent channel rejection, poor linearity, or all of the aforementioned. However, the Company believes that its D2D technology will enable the creation of RF front-ends that will meet, or in certain instances exceed, the performance figures of merit of the Super-heterodyne RF front-ends that such implementations would be replacing. The Company also believes that it will distinguish itself from other direct conversion offerings by delivering high levels of RF front-end circuit integration without the compromises that it believes will be found in offerings based on the use of traditional heterodyne mixers or hybrid approaches to direct conversion. It is also possible that the industry will develop advancements to the traditional approaches which will enable fewer compromises in performance.

The Company believes that one primary source of competition will be from older technological solutions which designers and manufacturers are currently using and about which they are knowledgeable. The Company further believes that other developers of RF IC's have developed and will introduce their own direct conversion transceiver IC's, and that other developers of direct conversion IC's will emerge in the future as another source of competition. The Company also expects competition to arise from other RF technologies that are emerging or currently under development that may provide equivalent or superior benefits to the Company's technology.

In late 2002 and early 2003 the Company became aware of several WLAN RF transceiver offerings that the Company believes are based on the use of traditional mixers in order to achieve a form of Direct Conversion. These offerings include those from Philips Semiconductor, Broadcom, Maxim, and Intersil. From the Company's analysis of these offerings, it appears that these transceivers deliver compromises in what the Company would consider to be important attributes including power consumption, adjacent channel rejection, AGC settling time, linearity, transmit power output, operational dynamic range, high signal receiver operation, receiver sensitivity, DC offset settling time, required RF shields, and voltage power supply requirements, among others.

Although the Company cannot be certain that it has achieved better performance attributes than those recently introduced competitive offerings, this is the Company's belief based on samplings of field products, attained data sheets, and discussions with prospective customers. It is also not clear if the Company's advantages will be viewed by prospective customers as more attractive than other possible offerings that some of these competitors may offer such as complete chip-sets including baseband processors/MAC's, power amplifiers, and other services or products that the Company may not be aware of.

Although the Company expects to compete in this market on the basis of its patented technology, it is possible that competitors will attempt and be successful at finding alternative solutions or will develop technology with benefits that are equivalent or superior to the benefits of the Company's technology.

PRODUCTION AND SUPPLY
---------------------

Video Division
--------------

The Company engages in assembly operations of its PVTV production systems and its automated video camera control systems at its facility in Jacksonville, Florida. The Company's operations involve the inspection of each component, the assembly of the system's electronic circuitry and other components, a series of quality specification measurements, and various other computer, visual and physical tests, including product field testing to certify final performance specifications. The Company believes that it has sufficient production capacity to satisfy increased demand for these systems for the foreseeable future. The Company obtains all of its component parts, including standard electronic components and specially designed components, from third-party manufacturers. The Company currently purchases all of its specially designed component parts from single-source suppliers. The Company owns the design and dies for such components and believes that alternative sources of supply for such components are available. In addition, the Company purchases the camera modules for its automated camera systems and several of the hardware components for its automated production systems from single-source suppliers. Alternative sources of supply would require modifications to existing systems. The Company maintains blanket orders and/or Other Equipment Manufacturer ("OEM") purchase contracts with these suppliers. The Company purchases other system components pursuant to purchase orders placed from time to time in the ordinary course of business.

Four suppliers of significant components of the Company's PVTV system accounted for an aggregate of 49% of the Company's component purchases for the year ended December 31, 2002. For the year ended December 31, 2001, two suppliers accounted for an aggregate of 21% of the Company's component purchases. For the year ended December 31, 2000, one supplier accounted for approximately 20% of the Company's component purchases. These suppliers represent single-source suppliers of camera and other components utilized primarily in the Company's PVTV products. No other supplier accounted for more than 10% of the Company's component purchases in 2002, 2001, or 2000. The Company had no outstanding purchase commitments at December 31, 2002.

The Company's sales cycle for its camera and production products can vary from one to eighteen months. The period from execution of a customer's purchase order to delivery of a CameraMan camera system is typically one to six weeks. The period from execution of a customer's purchase contract to delivery of a PVTV system ranges from one to three months depending on supply lead times, customer site readiness, and customer installation schedules. The Company attempts to forecast orders and to purchase long lead-time components in advance of receipt of purchase orders so it can provide deliveries of completed systems within its standard delivery period.

At December 31, 2002, the Company maintained an inventory of standard electronic and other system components of $2,010,578. Substantially all of the Company's systems are delivered to customers by common carrier.

For camera products and related accessories, the Company warrants against defects in workmanship and materials for approximately one year. For PVTV systems, the Company warrants against software bugs and defects in workmanship and material for a period of ninety days from commissioning of a site. During the warranty period the Company will replace parts and make repairs to system components at its expense. The Company records a reserve for future warranty costs at the time of sale. The Company also offers, at an additional fee, extended service and support contacts on its PVTV automated production systems. The revenue from all extended support contracts is recognized ratably over the service period.

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

The Company does not currently maintain inventories of its IC products. It is anticipated that the lead time from receipt of a customer order to delivery of packaged IC's is approximately three to four months; however this lead time could vary significantly based on the available foundry capacity.

PATENTS AND TRADEMARKS
----------------------

The Company's patent portfolio currently consists of the following issued and pending patents:

                                              Video       Wireless       Total
                                              -----       --------       -----
U.S. Utility patents                            17            8            25
Foreign Utility patents                          8            8            16
U.S. Utility patent applications                12           48            60
Foreign Utility patent applications              7           48            55
Patent Cooperation Treaty applications           5            2             7
U.S. provisional patent applications             7            3            10
German Registered Utility Models                 -            2             2

The Company's video patents relate to certain tracking functions and methods for controlling the field of view in an automatic tracking camera system and other applications relating to its automated video production systems. The Company's wireless patents pertain primarily to the Company's wireless D2D technology. The Company estimates the economic lives of its patents range from five to twenty years.

The Company promotes its camera, video production and wireless technologies under the United States registered trademarks ParkerVision, CameraMan, and the Three Triangles Logo. The Company currently holds United States trademark and service mark applications for the marks D2D, DIRECT2DATA, and DIRECT CONVERSION WITHOUT THE COMPROMISES, and a United States trademark application for the mark PVTV and related trademarks based thereon.

The Company currently holds various foreign trademark and service mark registrations for the marks D2D, DIRECT2DATA, and DIRECT CONVERSION WITHOUT THE COMPROMISES. The Company further promotes its products and services under other marks.

GOVERNMENT REGULATION
---------------------

The Company utilizes wireless communications in its CameraMan camera and PVTV systems and in its D2D technology. These wireless communications utilize infrared and radio frequency technology that is subject to regulation by the Federal Communications Commission ("FCC") in the United States and other government agencies in foreign countries. The Company has obtained, is in the process of obtaining, or will attempt to obtain all licenses and approvals necessary for the operation of its products and technologies in those countries that it sells products. To date, the Company has not encountered any significant inability or limitations on obtaining required material licenses. There can be no assurance that, in the future, the Company will be able to obtain required licenses or that the FCC or other foreign government agency will not require the Company to comply with more stringent licensing requirements. Failure or delay in obtaining required licenses would have a material adverse effect on the Company. In addition, expansion of the Company's operations into certain foreign markets may require the Company to obtain additional licenses for its products. Amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into foreign jurisdictions, could require the Company to alter methods of operations at costs that could be substantial, which could have an adverse effect on the Company. There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable laws and regulations and licensing requirements.

RESEARCH AND DEVELOPMENT
------------------------

For the years ended December 31, 2002, 2001 and 2000, the Company expended approximately $13,939,000, $12,796,000 and $12,601,000, respectively, on research and development. For the past three years, the Company's principal research and development efforts have been devoted to the development of the D2D technology and IC's for the Wireless Division and the PVTV product line in the Video Division.

EMPLOYEES
---------

As of December 31, 2002, the Company had 123 full-time employees and 2 part-time employees, of which 10 are employed in manufacturing, 72 in engineering research and development, 15 in sales and marketing, 12 in product training and support, and 16 in finance and administration. None of the Company's employees are represented by a labor union.

Effective December 21, 2002, the Company entered into an arrangement with ADP TotalSource ("ADP") for the outsourcing of its human resource functions. ADP, a division of Automatic Data Processing, is a Professional Employer Organization ("PEO") which co-employs over 70,000 employees worldwide. As a co-employer, ADP assumes many of the legal and administrative responsibilities of human resources management, health benefits, workers' compensation, payroll, payroll tax compliance and unemployment insurance. The Company considers its employee relations satisfactory.

ITEM 2. PROPERTIES

The Company's headquarters and Video Division manufacturing, sales and distribution operations are located in approximately 33,000 square feet of leased space on three acres of land in Jacksonville, Florida, pursuant to a lease agreement with Jeffrey Parker, Chairman of the Board and Chief Executive Officer of the Company, and Barbara Parker, a related party. The lease is on a triple net basis and currently provides for a monthly base rental payment of approximately $23,300, or approximately $8.50 per square foot annually through February 2007, with an option for renewal. The Company's management conducted a study in 2001 and concluded that the rate charged under this lease agreement is competitive with comparable properties. The Company believes that its manufacturing facility is adequate for its current and reasonably foreseeable future needs. The Company believes that the physical capacity at its current facility will accommodate expansion, if required.

The Company leases approximately 5,300 square feet of office space in Jacksonville, Florida for its Wireless Division engineering and business development staff. The lease provides for a monthly base rental payment of approximately $9,600 through May 2004.

The Company also leases approximately 17,400 square feet of office space in Lake Mary, Florida for the Wireless Division's Orlando design center. The lease term commenced in September 2000 and provides for a monthly base rental payment of approximately $30,250 through December 2005.

The Company leases approximately 5,600 square feet of office space in Pleasanton, California. The lease term commenced in March 2000 and provides for a monthly base rental payment of approximately $13,700 through March 2005. The Company ceased its operations in Pleasanton at the end of 2001 with expectations of subletting the property for the remaining lease term. Due to the declining real estate market in the Pleasanton area, the Company has been unable to sublet the property. During the year ended December 31, 2002, the remaining estimated future lease obligation for the Pleasanton facility was charged to general and administrative expense.

The Company leases approximately 1,200 square feet in Los Angeles, California as a demonstration and training facility for the Company's video products. The lease provides for a monthly base rental payment of approximately $1,700 per month through May 2005.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company, based upon the advice of outside legal counsel, believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

MARKET INFORMATION
------------------

The Company's common stock is traded under the symbol PRKR on the Nasdaq National Market ("Nasdaq"), which is the principal market for the common stock. Listed below is the range of the high and low bid prices of the common stock for the last three fiscal years, as reported by Nasdaq. The amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not necessarily represent the prices of actual transactions.

                         2002                  2001                  2000
                  ------------------    ------------------    ------------------
                   High        Low       High        Low       High        Low
                  -------    -------    -------    -------    -------    -------
1st Quarter       $21.790    $17.400    $40.563    $22.375    $36.500    $25.250
2nd Quarter        24.850     15.520     29.550     21.328     52.875     21.000
3rd Quarter        18.950     11.160     25.690     13.180     52.000     36.250
4th Quarter        13.990      6.669     22.690     16.570     56.438     36.500

HOLDERS
-------

As of March 12, 2003, there were 118 holders of record. The Company believes there are approximately 1,640 beneficial holders of the Company's common stock.

DIVIDENDS
---------

To date, the Company has not paid any dividends on its common stock. The payment of dividends in the future is at the discretion of the board of directors and will depend upon the Company's ability to generate earnings, its capital requirements and financial condition, and other relevant factors. The Company does not intend to declare any dividends in the foreseeable future, but instead it intends to retain all earnings, if any, for use in the Company's business.

SALES OF UNREGISTERED SECURITIES
--------------------------------

                                                                                          If option, warrant
                                              Consideration received and     Exemption      or convertible
                                             description of underwriting       from         security, terms
  Date of                          Number    or other discounts to market   registration    of exercise or
   sale       Title of security     sold     price afforded to purchasers     claimed         conversion
--------------------------------------------------------------------------------------------------------------
  12/13/02    Options to           124,000  Options granted - no               4(2)      Exercisable for five
              purchase common               consideration received by                    years from the date
              stock granted to              Company until exercise                       of grant, options
              employees pursuant                                                         vest immediately at
              to the 1993 and                                                            an exercise price of
              2000 Plans                                                                 $7.25 per share

  10/03/02    Options to           91,000   Options granted - no               4(2)      Exercisable for five
 to 12/9/02   purchase common               consideration received by                    years from the date
              stock granted to              Company until exercise                       the options vest,
              employees pursuant                                                         options vest over
              to the 1993 and                                                            five years at an
              2000 Plans                                                                 exercise price
                                                                                         ranging from $7.55
                                                                                         to $13.05 per share

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data for the Company as of the dates and for the periods indicated. The data has been derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with the consolidated financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                  For the years ended December 31,
                                    ------------------------------------------------------------
                                      2002         2001         2000         1999         1998
                                    --------     --------     --------     --------     --------
(in thousands, except per share amounts)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Revenues, net                       $ 11,912     $  9,315     $ 15,965     $ 10,549     $  9,892
Gross margin                           4,703        3,262        7,474        3,609        3,461
Operating expenses                    22,880       21,613       22,445       14,647        9,644
Interest and other income                905        1,741        1,949        1,297        1,477
Net loss                             (17,272)     (16,610)     (13,022)      (9,741)      (4,706)
Basic and diluted net loss per
  common share                         (1.24)       (1.20)       (1.03)       (0.83)       (0.41)

CONSOLIDATED BALANCE SHEET DATA:
Total assets                        $ 37,846     $ 54,218     $ 63,608     $ 32,771     $ 40,250
Long term liabilities                    101           74          140           30           18
Shareholders' equity                  34,047       50,547       60,020       30,136       38,982
Working capital                       19,093       36,235       45,600       22,733       25,290

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

When used in the Form 10-K and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "expects" or "the Company expects", "will continue", "is anticipated", "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks include, but are not limited to, the continuing losses of the Company which may result in the need for additional capital in the future or a change in current operations, the need for substantial capital and use of current working capital to develop new products and for research and development, uncertainty of product development, technological obsolescence, market acceptance of its products and dependence on third party suppliers and distributors. The Company may also have to expend substantial employee time and financial resources to meet governmental regulation requirements and for the protection of its intellectual property rights. The Company has no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or
unanticipated  events  or  circumstances   occurring  after  the  date  of  such
statements.

CRITICAL ACCOUNTING POLICIES
----------------------------

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its significant estimates, which include allowance for bad debts, inventory reserves, intangible assets, income taxes, warranty obligations, and contingencies and litigation.

The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

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

     o The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company's warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, a revision to the estimated warranty liability would be required.

     o The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     o The Company estimates the economic lives of its long-lived assets, including patents and other intangibles and evaluates the need for impairment of these assets based on the difference between the cost of the asset and the sum of estimated future cash flows expected to result from the use of the asset. If actual future cash flows are less favorable than those projected by management, an impairment charge may be required.

GENERAL
-------

The Company has made significant investments in developing the technology and manufacturing capability for its products, the returns on which are dependent upon the generation of future revenues for realization. The Company has not yet generated revenues sufficient to offset its operating expenses. To date the Company has used the proceeds from the sale of its equity securities to fund its operations. The Company anticipates increases in revenues in 2003. These increases are subject to the Company continuing to expand its product lines and attracting additional means of distribution and customers, among other things. The Company intends to continue to use its working capital to support future marketing and sales and research and development activities for its products. No assurance can be given that such expenditures will result in increased sales, new products, or technological advances or that the Company has adequate capital to complete its products or gain market acceptance before requiring additional capital.

RESULTS OF OPERATIONS FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2002,  2001
--------------------------------------------------------------------------------
AND 2000
--------

Revenues
--------

Revenues for the years ended December 31, 2002, 2001 and 2000 were $11,911,913, $9,315,445 and $15,964,587, respectively. The Company's revenues to date have been generated entirely by its Video Division. Revenues generated by the Company's major product lines, including service and support related to those products, as a percentage of total revenues for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                   2002         2001         2000
                                  ------       ------       ------
PVTV systems                        64%          24%          36%
CameraMan systems                   26%          66%          59%
Support and other services          10%          10%           5%

The number of PVTV and stand-alone CameraMan systems sold and the average selling price per system for the years ended December 31, 2002, 2001 and 2000 were as follows:

                      PVTV Systems                    Camera Systems
              ----------------------------    ------------------------------
                  #          Avg. Selling           #          Avg. Selling
               Systems         Price Per         Systems         Price Per
                 Sold           System             Sold           System
              ------------- --------------    --------------- --------------
     2002          21          $363,000             361           $8,600
     2001           9          $248,000             820           $7,500
     2000          15          $398,000           1,431           $6,600

The $2,596,468 increase in revenues from 2001 to 2002 was due to a significant increase in PVTV system sales and related services, offset by an approximate 50% decline in revenues from camera system sales. The Company believes the increase in PVTV system revenue is due to growing market acceptance of the PVTV automated production system among broadcasters. In addition, the average selling price per PVTV system increased from approximately $248,000 in 2001 to $363,000 in 2002 due to the sale of higher end systems in larger broadcast markets.

The decline in camera revenues from 2001 to 2002 was anticipated with the Company's announcement of the discontinuation of its single-chip camera line early in 2002. The Company's decision to discontinue this product line resulted from supply issues, declining demand and an increased focus on development and marketing of the PVTV systems. Although the overall camera unit sales declined, the average selling price per system increased from $7,500 to $8,600 per system. This increase is due to an increase in the percentage of three-chip unit sales from approximately 13% of total camera sales in 2001 to approximately 24% in 2002. The Company plans to continue to market and sell its three-chip camera products in broadcast, education and corporate environments.

The $6,649,142 decrease in revenues from 2000 to 2001 was due to a decline in sales of both major product lines. The decline in camera sales was primarily due to reduced sales to Forgent Corporation, formerly Vtel Corporation ("VTEL"). The Company believes this resulted from the restructuring of VTEL during 2001 which ended with the spin-off of VTEL's product division in March 2002. In addition to the decline in VTEL sales, the Company's single-chip camera sales declined overall. The Company believes this was caused by increased pricing pressure from competing technologies as well as the Company's decision to focus its sales and marketing efforts on its PVTV product line.

The decrease in revenue from PVTV products was due to a decline in group sales revenue in 2001 in comparison with 2000, as well as a decrease in the average selling price per system. In 2000, the Company recognized revenue on nine systems sold to The Ackerley Group ("Ackerley") which accounted for approximately 30% of the Company's total revenue in 2000. The Company received purchase contracts from two broadcast ownership groups in 2001 for a total of 10 stations, however, because of customer installation schedules, only three of these systems were delivered in 2001. The remaining systems were delivered in 2002. The decrease in the average selling price per system from 2000 to 2001 is due to increased sales of the lower-end PVTV systems, and decreased sales of dual system packages which have a higher selling price per installation.

To date, the Company has not generated revenues from its Wireless Division.

While the Company strives for consistent revenue growth, there can be no assurance that consistent revenue growth or profitability can be achieved. The Company's ability to achieve revenue growth is dependent upon many factors, including market acceptance of new products and technologies, ability of vendors to supply key components, development of new products in a timely manner, relationships with significant customers and resellers, and capital spending by customers. There can be no assurance that the Company will be able to increase or even maintain its current level of revenues on a quarterly or annual basis in the future.

Gross Margin
------------

For the years ended December 31, 2002, 2001 and 2000, gross margins as a percentage of sales were 39%, 35% and 47% respectively.

The increase in margin from 2001 to 2002 was due to the shift in revenues from cameras to PVTV systems which have a higher gross margin per system sale. This increase was somewhat offset by decreases in margins resulting from the obsolescence of certain parts in connection with discontinuation of the single-chip camera system in 2002.

The decrease in margin from 2000 to 2001 is due to the decreased revenues from PVTV systems which have a higher gross margin percentage per system sale than the camera sales, an overall decrease in the average selling price of PVTV systems and increased absorption of fixed overhead and indirect labor cost due to lower production volumes.

Fluctuations in margin are in part due to changes in the product mix and discounts offered on used systems to reduce the Company's inventory of finished products used for demonstrations and tradeshows. While the Company continuously works to improve its gross margin through product pricing, labor efficiencies, reduction of overhead, and product design, there can be no assurance that gross margins will improve significantly over, or remain stable with, the gross margins attained in 2002 due to the highly competitive nature of the industry, the introduction of new products, and fluctuations in the cost of component parts.

Research and Development Expenses
---------------------------------

The Company's research and development expenses increased by approximately $1,143,000 or 9% from 2001 to 2002, and $195,000 or 2% from 2000 to 2001.
Research and development expenses as a percentage of revenues were 117%, 137%, and 79% in 2002, 2001 and 2000, respectively.

The increase in research and development expenses from 2001 to 2002 was due to increased wireless chip development expenses and increased overhead from the expansion of the Orlando wireless facility. The Company closed its California wireless development facility at the end of 2001, and transferred those development efforts to the Orlando facility.

The increase in research and development expenses from 2000 to 2001 was due to increased personnel and additional office space for the Wireless Division as well as increased prototype expenses for wireless chip development in 2001.

The markets for the Company's products and technologies are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's ability to successfully develop and introduce, on a timely basis, new and enhanced products and technologies will be a significant factor in the Company's ability to grow and remain competitive. Although the percentage of revenues invested by the Company may vary from period to period, the Company is committed to investing in its research and development programs. The Company anticipates it will use a substantial portion of its working capital for research and development activities in 2003.

Marketing and Selling Expenses
------------------------------

Marketing and selling expenses decreased by approximately $268,000 or 7% from 2001 to 2002, and by $1,044,000 or 21% from 2000 to 2001. Marketing and selling expenses as a percentage of revenues were 30%, 41% and 31% for the years ended December 31, 2002, 2001 and 2000, respectively.

The decrease in marketing and selling expenses from 2001 to 2002 is primarily due to sales and marketing personnel reductions in late 2001, decreases in video trade show expenses and decreases in overhead due to closing of the California facility late in 2001. These decreases were somewhat offset by increases in video sales commissions, travel costs and personnel costs related to additional staffing in the Wireless Division in the fourth quarter of 2002.

The decreases in marketing and selling expenses from 2000 to 2001 were primarily due to decreased sales commissions as a result of the decline in revenue, and a reduction in personnel, advertising and promotional costs as a result of restructuring and cost cutting measures that took place in 2000 and 2001.

The Company is committed to continuing its investment in marketing and selling efforts in order to continue to increase market awareness and penetration of its products, and anticipates further increases in sales and marketing expenses in 2003 primarily to support the Company's commercialization of its D2D products.

General and Administrative Expenses
-----------------------------------

The Company's general and administrative expenses increased by $348,000 from 2001 to 2002 and by $12,000 from 2000 to 2001. General and administrative expenses consist primarily of executive and administrative personnel costs, insurance costs and costs incurred for outside professional services.

The increase in general and administrative expenses from 2001 to 2002 is largely due to a reserve of approximately $357,000 representing the estimated remaining lease commitment for the California wireless facility. In addition, the Company has incurred increases in insurance costs offset somewhat by decreases in outside professional fees.

The increase in general and administrative expenses from 2000 to 2001 is due to increases in insurance costs, professional fees and executive travel costs, offset largely by decreases in personnel costs.

Other Expense
-------------

Other expense consists of losses on the disposal of fixed assets no longer in service, primarily obsolete computer equipment.

Interest and Other Income
-------------------------

Interest and other income decreased by approximately $836,000 from 2001 to 2002 and $207,000 from 2000 to 2001. Interest and other income represent interest earned on the Company's investment of the proceeds from sales of its equity securities and net gains on the sale and/or maturity of investments. The decrease in interest income from 2001 to 2002 and 2000 to 2001 is due to declining interest rates and the use of funds to support operations, offset somewhat by net gains recognized on the sale of investments.

Loss and Loss per Share
-----------------------

The Company's net loss increased from approximately $16,610,000, or $1.20 per common share in 2001 to approximately $17,272,000, or $1.24 per share in 2002, representing a net loss increase of approximately $662,000, or $.04 per common share. This increase in net loss is primarily due to a $1.4 million increase in gross margin, offset by a $1.3 million increase in operating expenses and a $0.8 million decrease in interest and other income. The increase in operating expenses is attributable primarily to increased research and development and general and administrative expenses.

The Company's net loss increased from approximately $13,022,000, or $1.03 per share in 2000 to approximately $16,610,000, or $1.20 per common share in 2001, representing a net loss increase of approximately $3,588,000 or $0.17 per common share. The increase in net loss is primarily due to a $4.2 million decrease in gross margin, somewhat offset by a $0.9 million decrease in operating expenses attributable primarily to reduced sales and marketing expenses.

Backlog
-------

As of December 31, 2002, 2001 and 2000, the Company had a camera backlog of approximately $19,000, $414,000, and $281,000, respectively. Camera backlog consists of camera system orders received from customers, which generally have a specified delivery schedule within one to six weeks of receipt. In addition, at December 31, 2002, 2001, and 2000, the Company had a backlog of PVTV sales and services of approximately $700,000, $5,200,000, and $350,000, respectively. The significant increase in PVTV backlog at the end of 2001 is due to the receipt of two purchase contracts from broadcast ownership groups for multiple site sales , the majority of which were delivered in 2002.

Liquidity and Capital Resources
-------------------------------

At December 31, 2002, the Company had working capital of approximately $19,093,000, including approximately $14,955,000 in cash, cash equivalents and short-term investments. The Company used cash for operating activities of approximately $14,187,000, $10,801,000 and $10,297,000, for the years ended
December 31, 2002, 2001 and 2000, respectively. The increase in cash used for operating activities in 2002 is approximately $3,386,000. This increase is primarily due to the increases in accounts receivable and prepaid expenses. The increase in cash used for operating activities in 2001 is primarily the result of increases in the net losses generated by the Company due to decreased revenues offset somewhat by reductions in accounts receivable.

The Company generated (used) cash from investing activities of approximately $10,210,000, $(22,492,000), and $2,587,000 for the years ended December 31,
2002, 2001 and 2000, respectively. This generation (use) of cash is primarily from the maturity, sale and purchase of investments in government-backed securities, in addition to the payment for intangible assets and capital expenditures.

The Company incurred approximately $1,556,000, $2,252,000, and $2,298,000, in connection with patent costs primarily related to the Company's wireless technology in 2002, 2001, and 2000, respectively. The Company incurred approximately $1,319,000, $1,435,000, and $5,116,000, for capital expenditures in 2002, 2001, and 2000, respectively. These capital expenditures primarily represent the purchase of certain research and development software and test equipment, marketing and sales demonstration equipment and computer and office equipment to support additional personnel. The increase in capital expenditures during 2000 is primarily due to the setup of new wireless design centers, the purchase of design software for wireless chip development, and the acquisition of a fractional share in an aircraft. At December 31, 2002, the Company was not subject to any significant commitments to make additional capital expenditures.

The Company generated cash from financing activities of approximately $501,000, $6,485,000 and $36,954,000, for the years ended December 31, 2002, 2001 and
2000, respectively. The cash generated from financing activities represents proceeds from the exercise of stock options and warrants as well as proceeds from the issuance of common stock to Texas Instruments in 2001 and Tyco International Ltd. and Leucadia National in 2000 in transactions exempt from registration under the Securities Act of 1933.

The Company's future business plans call for continued investment in research and development and sales and marketing costs related to its video and wireless technologies. Although management may expect to generate revenues in 2003 from initial sales of its wireless products, it does not anticipate that the potential revenues together with the video related revenues will be sufficient to offset the expenses from the continued investment in its video and wireless product development and sales and marketing activities. Therefore, management expects operating losses and negative cash flows to continue in 2003 and possibly beyond. The Company intends to utilize its working capital to fund its future business plans. The Company's principal source of liquidity at December 31, 2002 consisted of approximately $15.0 million in cash, cash equivalents and short-term investments.

On March 27, 2003, the Company received $5,078,200 from the sale of an aggregate of 1,154,437 shares of its common stock in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended. These shares constitute approximately 7.6% of the Company's outstanding common stock on an after-issued basis. Leucadia National Corporation and another third party purchased 659,387 shares of common stock at a price of $3.91 per share. The Parker family, including CEO Jeffrey Parker, purchased 495,050 shares of common stock at the market price of $5.05 per share.

The Company believes that its current capital resources together with the proceeds of the March 2003 equity financing will be sufficient to support the Company's liquidity requirements at least through fiscal 2003. The long-term continuation of the Company's business plans is dependent upon generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient revenues, it will be required to obtain additional funding through public or private financing and/or reduce certain discretionary spending. Management believes certain operating costs could be reduced if working capital decreases significantly and additional funding is not available. In addition, the Company currently has no outstanding long-term debt obligations. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on the Company's ability to achieve its intended long-term business objectives.

The Company's contractual obligations and commercial commitments at December 31, 2002 were as follows:

                                                      Payments due by period
                             ------------------------------------------------------------------------
                                                 1 year          2-3            4 - 5       After 5
                                  Total          or less        years           years        years
                             ---------------  ------------- --------------  -------------- ----------
Contractual Obligations:
  Operating leases             $2,770,000       $943,000     $1,501,000        $326,000         $0
  Unconditional purchase
      obligations                       0              0              0               0          0
Commercial Commitments                  0              0              0               0          0

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements
                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                            28

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets - December 31, 2002 and 2001                 29-30

  Consolidated Statements of Operations - for the years
     ended December 31, 2002, 2001 and 2000                                   31

  Consolidated Statements of Shareholders' Equity - for
     the years ended December 31, 2002, 2001 and 2000                      32-33

  Consolidated Statements of Cash Flows - for the years
     ended December 31, 2002, 2001 and 2000                                   34

  Notes to Consolidated Financial Statements - December 31,
     2002, 2001 and 2000                                                   35-51


FINANCIAL STATEMENT SCHEDULE:

  Schedule II - Valuation and Qualifying Accounts                             59

  Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors and Shareholders of ParkerVision, Inc. and Subsidiary:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ParkerVision, Inc. and its subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully discussed in Note 2, the Company has incurred significant net losses and negative cash flows since inception and the continuation of the Company's business plan beyond 2003 is dependent upon obtaining additional funding. Management's plans in regard to this matter are also described in Note 2 and 19.


/s/ PricewaterhouseCoopers LLP
    --------------------------
PricewaterhouseCoopers LLP
Jacksonville, Florida
March 27, 2003

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001

                                                             2002            2001
                                                         ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                             $  1,087,033    $  4,563,535
   Short-term investments available for sale               13,867,763      26,908,362
   Accounts receivable, net of allowance for doubtful
      accounts of $109,584 and $84,103 at December
      31, 2002 and 2001, respectively                       2,158,577         946,635
   Inventories, net                                         3,090,884       4,319,539
   Prepaid expenses and other                               2,587,376       3,092,820
                                                         ------------    ------------
          Total current assets                             22,791,633      39,830,891


PROPERTY AND EQUIPMENT, net                                 6,183,534       7,003,465

OTHER ASSETS, net                                           8,870,803       7,383,169
                                                         ------------    ------------

          Total assets                                   $ 37,845,970    $ 54,217,525
                                                         ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001

                                                               2002             2001
                                                           ------------     ------------
CURRENT LIABILITIES:
   Accounts payable                                        $    759,242     $    938,488
   Accrued expenses:
        Salaries and wages                                      951,430        1,184,780
        Warranty reserves                                       248,230          212,107
        Lease obligation                                        357,417                0
        Professional fees                                       271,225          196,142
        Other accrued expenses                                  107,598           78,597
   Deferred revenue                                           1,003,466          985,612
                                                           ------------     ------------
          Total current liabilities                           3,698,608        3,595,726

DEFERRED INCOME TAXES                                           100,773           74,469

                                                           ------------     ------------
          Total liabilities                                   3,799,381        3,670,195
                                                           ------------     ------------

COMMITMENTS AND CONTINGENCIES
       (Notes 11 and 15)

SHAREHOLDERS' EQUITY:
   Convertible preferred stock, $1 par value, 5,000,000
     shares authorized, 13,678 and 27,356 shares issued
     and outstanding at December 31, 2002 and 2001,
     respectively                                                13,678           27,356
   Common stock, $.01 par value, 100,000,000 shares
     authorized, 13,989,329 and 13,913,806 shares
     issued and outstanding at December 31, 2002 and
     2001, respectively                                         139,893          139,138
   Warrants outstanding                                      16,807,505       16,807,505
   Additional paid-in capital                                90,428,998       89,804,504
   Accumulated other comprehensive income                       310,869          151,359
   Accumulated deficit                                      (73,654,354)     (56,382,532)
                                                           ------------     ------------
          Total shareholders' equity                         34,046,589       50,547,330
                                                           ------------     ------------

          Total liabilities and shareholders' equity       $ 37,845,970     $ 54,217,525
                                                           ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                       2002             2001             2000
                                                   ------------     ------------     ------------
Product revenue                                    $ 10,733,769     $  8,340,528     $ 15,161,552
Support and other services revenue                    1,178,144          974,917          803,035
                                                   ------------     ------------     ------------
   Net revenues                                      11,911,913        9,315,445       15,964,587
                                                   ------------     ------------     ------------

Cost of goods sold - products                         6,031,027        5,005,121        7,164,708
Cost of goods sold - support and other services       1,178,258        1,048,683        1,325,169
                                                   ------------     ------------     ------------
   Total cost of goods sold                           7,209,285        6,053,804        8,489,877
                                                   ------------     ------------     ------------
   Gross margin                                       4,702,628        3,261,641        7,474,710
                                                   ------------     ------------     ------------

Research and development expenses                    13,939,480       12,796,442       12,601,496
Marketing and selling expenses                        3,568,208        3,835,724        4,879,626
General and administrative expenses                   5,320,557        4,972,889        4,961,082
Other expense                                            51,643            8,241            2,889
                                                   ------------     ------------     ------------
    Total operating expenses, net                    22,879,888       21,613,296       22,445,093
                                                   ------------     ------------     ------------

    Loss from operations                            (18,177,260)     (18,351,655)     (14,970,383)

Interest and other income                               905,438        1,741,188        1,948,610
                                                   ------------     ------------     ------------

    Net loss                                       $(17,271,822)    $(16,610,467)    $(13,021,773)
                                                   ============     ============     ============

   Basic and diluted net loss per common share     $      (1.24)    $      (1.20)    $      (1.03)
                                                   ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                     2002             2001             2000
                                                                 ----------------------------------------------
CONVERTIBLE PREFERRED SHARES - BEGINNING OF YEAR                       27,356          114,019                0
     Conversion of preferred stock to common stock                    (13,678)         (86,663)               0
     Issuance of preferred stock for purchase of STI assets                 0                0           79,868
     Issuance of preferred stock as employee compensation                   0                0           34,151
                                                                 ----------------------------------------------
CONVERTIBLE PREFERRED SHARES - END OF YEAR                             13,678           27,356          114,019
                                                                 ==============================================

PAR VALUE OF CONVERTIBLE PREFERRED SHARES - BEGINNING OF
     YEAR                                                        $     27,356     $    114,019     $          0
     Conversion of preferred stock to common stock                    (13,678)         (86,663)               0
     Issuance of preferred stock for purchase of STI assets                 0                0           79,868
     Issuance of preferred stock as employee compensation                   0                0           34,151
                                                                 ----------------------------------------------
PAR VALUE OF CONVERTIBLE PREFERRED SHARES - END OF YEAR          $     13,678     $     27,356     $    114,019
                                                                 ==============================================

COMMON SHARES - BEGINNING OF YEAR                                  13,913,806       13,445,675       11,790,048
     Issuance of common stock upon exercise of options and
        warrants                                                       52,600          294,700          504,565
     Issuance of restricted common stock as employee
       compensation                                                     6,291            4,606           92,112
     Issuance of common stock in private offering                           0           83,451        1,058,950
     Conversion of preferred stock to common stock                     16,632           85,374                0
                                                                 ----------------------------------------------
COMMON SHARES - END OF YEAR                                        13,989,329       13,913,806       13,445,675
                                                                 ==============================================

PAR VALUE OF COMMON STOCK - BEGINNING OF YEAR                    $    139,138     $    134,457     $    117,900
     Issuance of common stock upon exercise of options and
       warrants                                                           526            2,947            5,046
     Issuance of restricted common stock as employee
       compensation                                                        63               46              921
     Issuance of common stock in private offering                           0              835           10,590
     Conversion of preferred stock to common stock                        166              853                0
                                                                 ----------------------------------------------
PAR VALUE OF COMMON STOCK - END OF YEAR                          $    139,893     $    139,138     $    134,457
                                                                 ==============================================

WARRANTS OUTSTANDING - BEGINNING OF YEAR                         $ 16,807,505     $ 15,659,035     $  3,232,025
     Exercise of warrants                                                   0         (259,840)        (738,385)
     Issuance of warrants in connection with private offering               0        1,408,310       13,165,395
                                                                 ----------------------------------------------
WARRANTS OUTSTANDING - END OF YEAR                               $ 16,807,505     $ 16,807,505     $ 15,659,035
                                                                 ==============================================

The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                      2002             2001             2000
                                                                  ----------------------------------------------
ADDITIONAL PAID-IN CAPITAL - BEGINNING OF YEAR                    $ 89,804,504     $ 83,937,839     $ 53,723,742
     Issuance of common stock upon exercise of options and
       warrants                                                        500,059        4,256,465        7,723,866
     Issuance of restricted common stock as employee
       compensation                                                    110,923          125,088        2,853,139
     Issuance of common stock in private offering                            0        1,075,989       16,787,015
     Conversion of preferred stock to common stock                      13,512           85,810                0
     Issuance of preferred stock for purchase of STI assets                  0                0        1,916,832
     Issuance of preferred stock as employee compensation                    0                0          819,624
     Issuance of options for consulting services                             0          323,313                0
     Amortization of deferred compensation                                   0                0          113,621
                                                                  ----------------------------------------------
ADDITIONAL PAID-IN CAPITAL - END OF YEAR                          $ 90,428,998     $ 89,804,504     $ 83,937,839
                                                                  ==============================================

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - BEGINNING
    OF YEAR                                                       $    151,359     $    (52,880)    $   (187,052)
     Change in unrealized gain (loss) on investments                   159,510          204,239          134,172
                                                                  ----------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - END OF
    YEAR                                                          $    310,869     $    151,359     $    (52,880)
                                                                  ==============================================

ACCUMULATED DEFICIT - BEGINNING OF YEAR                           $(56,382,532)    $(39,772,065)    $(26,750,292)
     Net loss                                                      (17,271,822)     (16,610,467)     (13,021,773)
                                                                  ----------------------------------------------
ACCUMULATED DEFICIT - END OF YEAR                                 $(73,654,354)    $(56,382,532)    $(39,772,065)
                                                                  ==============================================

TOTAL SHAREHOLDERS' EQUITY - BEGINNING OF YEAR                    $ 50,547,330     $ 60,020,405     $ 30,136,323
     Issuance of common stock upon exercise of options and
         warrants                                                      500,585        3,999,572        6,990,526
     Issuance of restricted common stock as employee
         compensation                                                  110,986          125,134        2,854,060
     Issuance of common stock and warrants in private offering               0        2,485,134       29,963,001
     Issuance of preferred stock for purchase of STI assets                  0                0        1,996,700
     Issuance of preferred stock as employee compensation                    0                0          853,775
     Issuance of options for consulting services                             0          323,313                0
     Amortization of deferred compensation                                   0                0          113,621
     Comprehensive loss                                            (17,112,312)     (16,406,228)     (12,887,601)
                                                                  ----------------------------------------------
TOTAL SHAREHOLDERS' EQUITY - END OF YEAR                          $ 34,046,589     $ 50,547,330     $ 60,020,405
                                                                  ==============================================

The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002             2001             2000
                                                            ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(17,271,822)    $(16,610,467)    $(13,021,773)
                                                            ------------     ------------     ------------
  Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and patent amortization                     2,950,859        2,782,757        2,002,896
      Amortization of premium (discounts) on investments         281,377           68,099         (282,512)
      Provision for obsolete inventories                         521,573          320,000          320,000
      Stock compensation                                       1,275,394        1,647,090        1,299,101
      Gain on sale of investments                               (158,482)         (20,267)               0
      Loss on sale of equipment                                   51,643            8,798            2,889
      Changes in operating assets and liabilities:
         Accounts receivable, net                             (1,211,942)       1,397,281       (1,467,284)
         Inventories                                             707,082         (646,530)        (390,093)
         Prepaid and other assets                             (1,435,399)         104,199         (163,545)
         Accounts payable and accrued expenses                    85,028          145,438        1,256,055
         Deferred revenue                                         17,854            2,568          147,056
                                                            ------------     ------------     ------------
                Total adjustments                              3,084,987        5,809,433        2,724,563
                                                            ------------     ------------     ------------
Net cash used in operating activities                        (14,186,835)     (10,801,034)     (10,297,210)
                                                            ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments available for sale                (16,786,291)     (25,252,137)               0
   Proceeds from maturity/sale of investments                 29,863,504        6,447,302       10,000,000
   Purchase of property and equipment                         (1,318,947)      (1,434,740)      (5,115,619)
   Proceeds from sale of equipment                                 7,660                0                0
   Payment for patent costs                                   (1,556,178)      (2,252,466)      (2,297,536)
                                                            ------------     ------------     ------------
 Net cash provided by (used in) investing activities          10,209,748      (22,492,041)       2,586,845
                                                            ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                        500,585        6,484,706       36,953,527
                                                            ------------     ------------     ------------
Net cash provided by financing activities                        500,585        6,484,706       36,953,527
                                                            ------------     ------------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                       (3,476,502)     (26,808,369)      29,243,162

CASH AND CASH EQUIVALENTS, beginning of year                   4,563,535       31,371,904        2,128,742
                                                            ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, end of year                      $  1,087,033     $  4,563,535     $ 31,371,904
                                                            ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


1.   THE COMPANY AND NATURE OF BUSINESS
     ----------------------------------

ParkerVision, Inc. (the "Company") was incorporated under the laws of the state of Florida on August 22, 1989. The Company's operations are categorized into two operating segments - the Video Division and the Wireless Division.

2.   LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

The Company has made substantial investment in developing the technologies for its products, the returns on which are dependent upon the generation and realization of future revenues. The Company has incurred losses from operations and negative cash flows in every year since inception and has utilized the proceeds from the sale of its equity securities to fund operations. For the year ended December 31, 2002, the Company incurred a net loss of approximately $17.3 million and negative cash flows from operations of approximately $14.2 million. At December 31, 2002, the Company had an accumulated deficit of approximately $73.6 million and working capital of approximately $19.1 million. Although management expects to generate additional revenues in 2003 from initial sales of its wireless products, it does not anticipate that these revenues will be sufficient to offset the expenses from continued investment in its video and wireless product development and marketing activities. Therefore, management expects operating losses and negative cash flows to continue in 2003 and possibly beyond. As more fully discussed in Note 19, the Company has obtained equity financing that it believes, along with existing financial resources, will allow for sufficient liquidity to fund operations through at least fiscal 2003.

The long-term continuation of the Company's business plans is dependent upon generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient revenues, it will be required to obtain additional funding through public or private financing and/or reduce certain discretionary spending. Management believes certain operating costs could be reduced if working capital decreases significantly and additional funding is not available. In addition, the Company currently has no outstanding long-term debt obligations. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on the Company's ability to achieve its intended long-term business objectives.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

BASIS OF CONSOLIDATION
Effective October 2, 2000, the Company formed a wholly-owned subsidiary, D2D, LLC. The consolidated financial statements include the accounts of ParkerVision, Inc. and D2D, LLC, after elimination of all inter-company transactions and accounts. The Company formed another subsidiary, Direct2Data Technologies, Inc., which, to date, has no assets or operations.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management include the allowance for doubtful accounts receivable, inventory reserves for potential excess or obsolete inventory, the impairment of assets and amortization period for intangible and long-lived assets, and warranty reserves. Actual results could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, the Company considers cash and cash equivalents to include cash on hand, interest-bearing deposits, and overnight repurchase agreements.

INVESTMENTS
Investments consist of funds invested in U.S. Treasury notes, U.S. Treasury bills and mortgage- backed securities guaranteed by the U.S. government. The Company accounts for investment securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are classified as available for sale and are intended to be held for indefinite periods of time and are not intended to be held to maturity. Securities available for sale are recorded at fair value. Net unrealized holding gains and losses on securities available for sale, net of deferred income taxes, are included as a separate component of shareholder's equity in the consolidated balance sheet until these gains or losses are realized. If a security has a decline in fair value that is other than temporary, then the security will be written down to its fair value by recording a loss in the consolidated statement of operations.

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

The cost and accumulated depreciation of assets sold or retired are removed from their respective accounts, and any resulting net gain or loss is recognized in the accompanying consolidated statements of operations.

OTHER ASSETS
Included in other assets are patent costs, prepaid licensing fees, prepaid compensation, deposits, prepaid non-compete and other intangible assets. The Company has pursued an aggressive schedule for filing and acquiring patents related to its wireless technology. Patent costs represent legal and filing costs incurred to obtain patents and trademarks for product concepts and methodologies developed by the Company. The Company currently holds twenty-five United States patents and sixteen foreign patents and has submitted multiple patent applications that are currently pending. Capitalized patent costs are being amortized over the estimated lives of the related patents, ranging from five to twenty years. Prepaid licensing fees represent costs incurred to obtain licenses for use of certain technologies in future products. Prepaid licensing fees are being amortized over their estimated economic lives. Prepaid compensation represents compensation under employment agreements in connection with the acquisition of STI assets in 2000. This prepaid compensation is amortized to expense over the term of the related employment agreements, or approximately three years. Prepaid non-compete and other intangible assets represent intangible assets acquired in connection with the acquisition of STI assets in 2000. These assets are being amortized over their estimated useful lives of two to three years. SFAS No. 142, "Goodwill and Other Intangible Assets", requires that goodwill and intangible assets with indefinite lives be reviewed at least annually for impairment. The Company has applied SFAS No. 142 to its intangible assets. As of December 31, 2002, the Company has no intangible assets with indefinite lives.

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

WARRANTY COSTS
For camera products and related accessories, the Company warrants against defects in workmanship and materials for approximately one year. For PVTV systems, the Company warrants against software bugs and defects in workmanship and material for a period of ninety days from the site commissioning date. Estimated costs related to warranties are accrued at the time of revenue recognition and are included in cost of sales. The Company offers extended service and support contacts on its PVTV automated production systems. A reconciliation of the changes in the aggregate product warranty liability for the year ended December 31, 2002 is as follows:

                                                              Warranty Reserve
                                                               Debit/(Credit)
                                                              ----------------
    Balance at the beginning of the year                          $(212,107)
    Accruals for warranties issued during the year                 (106,974)
    Accruals related to pre-existing warranties (including
    changes in estimates)                                                 0
    Settlements made (in cash or in kind) during the year            70,851
                                                              ----------------
    Balance at the end of the year                                $(248,230)
                                                              ================

A reconciliation of the changes in the aggregate deferred revenue from extended service contracts for the year ended December 31, 2002 is as follows:

                                                              Deferred Revenue
                                                                from Extended
                                                              Service Contracts
                                                               Debit/(Credit)
                                                              -----------------
    Balance at the beginning of the year                          $(176,521)
    Accruals for contracts  issued during the year                 (708,013)
    Revenue recognized during the year                              500,830
                                                              -----------------
    Balance at the end of the year                                $(383,704)
                                                              =================

ADVERTISING COSTS
Advertising costs are charged to operations when incurred.

LOSS PER COMMON SHARE
Basic loss per common share is determined based on the weighted-average number of common shares assumed to be outstanding during each year. Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted-average number of common shares assumed to be outstanding for the years ended December 31, 2002, 2001, and 2000, was 13,941,068, 13,785,276 and
12,688,275, respectively. The total number of options and warrants to purchase 6,518,250, 5,765,599, and 6,140,510 shares of common stock that were outstanding during 2002, 2001 and 2000, respectively, were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

IMPAIRMENT OF LONG-LIVED ASSETS
SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as modified by SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" requires that long-lived assets, including intangibles other than goodwill of an entity, be reviewed for impairment during each reporting period. If circumstances suggest that their values may be impaired, an assessment of recoverability is performed prior to any write-down of the asset. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment write-down to fair value (representing the carrying amount that exceeds the discounted expected future cash flows) would be recorded as a period expense. As of December 31, 2002, the Company does not believe any such assets are impaired.

COMPREHENSIVE INCOME
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components. The Company's other comprehensive income (loss) is comprised of net unrealized gains (losses) on investments available-for-sale which are included in accumulated other comprehensive income in the consolidated statements of shareholders' equity.

STATEMENTS OF CASH FLOWS
The Company paid no interest or taxes during 2002, 2001 or 2000. During 2002, the Company issued restricted common stock as compensation to employees with an aggregate fair value of approximately $111,000. During 2001, the Company issued restricted common stock as compensation to employees and issued options for professional services with an aggregate fair value of approximately $448,000. In March 2000, the Company issued preferred stock for the acquisition of substantially all of the assets of STI, valued at $1,996,700 (see Note 16). In addition, the Company issued preferred stock and restricted common stock under its 1993 Stock Plan ("1993 Plan") as signing bonuses and prepaid compensation totaling approximately $3,600,000.

INCOME TAX POLICY
The provision for income taxes is based on income before taxes as reported in the accompanying Consolidated Statements of Operations. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns, in accordance with SFAS No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment includes anticipating future income.

ACCOUNTING FOR STOCK BASED COMPENSATION
At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 15. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                                       2002             2001             2000
                                                   ------------     ------------     ------------
     Net Loss, as reported                         $(17,271,822)    $(16,610,467)    $(13,021,773)
     Deduct: Total stock-based employee
     compensation expense determined under fair
     value based method for all awards, net of
     related  tax effects                           (20,060,070)     (17,853,766)     (24,304,370)
                                                   ------------     ------------     ------------
     Pro Forma net loss                             (37,331,892)     (34,464,233)     (37,326,143)
                                                   ============     ============     ============
     Basic Net Loss Per Share:  As Reported        $      (1.24)    $      (1.20)    $      (1.03)
                                                   ============     ============     ============
                                Pro Forma          $      (2.68)    $      (2.50)    $      (2.94)
                                                   ============     ============     ============

RECLASSIFICATIONS
Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements in order to conform to the 2002 presentation.

4.   INVESTMENTS
     -----------

At December 31, 2002 and 2001, short-term investments included investments classified as available-for-sale reported at their fair value based on quoted market prices of $13,867,763 and $26,908,362, respectively. For the years ended December 31, 2002, 2001 and 2000, unrealized gains of $159,510, $204,239, and
$134,172 were recognized in other comprehensive income.

5.   INVENTORIES
     -----------

Inventories consisted of the following at December 31, 2002 and 2001:

                                                      2002             2001
                                                  ------------     ------------
Purchased materials                               $  2,010,578     $  2,726,813
Work in process                                         74,707          169,248
Finished goods                                         672,356          887,081
Spare parts and demonstration inventory              1,165,545        1,515,967
                                                  ------------     ------------
                                                     3,923,186        5,299,109
Less allowance for inventory obsolescence             (832,302)        (979,570)
                                                  ------------     ------------
                                                  $  3,090,884     $  4,319,539
                                                  ============     ============

6.   PREPAID EXPENSES AND OTHER
     --------------------------

Prepaid expenses and other consisted of the following at December 31, 2002 and 2001:

                                                       2002            2001
                                                   ------------    ------------
     Prepaid insurance                             $  1,193,781    $    593,351
     Prepaid compensation                               242,347       1,163,265
     Other prepaid expenses                             859,892         855,602
     Interest and other receivables                     190,583         406,133
     Current deferred tax asset                         100,773          74,469
                                                   ------------    ------------
                                                   $  2,587,376    $  3,092,820
                                                   ============    ============

7.   PROPERTY AND EQUIPMENT, NET
     ---------------------------

Property and equipment, at cost, consisted of the following at December 31, 2002 and 2001:

                                                      2002             2001
                                                  ------------     ------------
     Manufacturing and office equipment           $ 11,596,559     $ 10,690,977
     Tools and dies                                    809,432          809,432
     Leasehold improvements                            748,976          720,308
     Aircraft and vehicles                             919,847          941,030
     Furniture and fixtures                            592,237          542,148
                                                  ------------     ------------
                                                    14,667,051       13,703,895
     Less accumulated depreciation                  (8,483,517)      (6,700,430)
                                                  ------------     ------------
                                                  $  6,183,534     $  7,003,465
                                                  ============     ============

Depreciation   expense   related  to  property  and  equipment  was  $1,999,111,
$1,945,121, and $1,364,801, in 2002, 2001 and 2000, respectively.

8.   OTHER ASSETS
     ------------

Other assets consist of the following at December 31, 2002 and 2001:

                                                     2002
                                ----------------------------------------------
                                   Gross
                                  Carrying       Accumulated
                                   Amount        Amortization      Net Value
                                ------------     ------------     ------------
     Patents and copyrights     $  9,611,828     $ (1,981,020)    $  7,630,808
     Prepaid licensing fees        1,080,000         (120,167)         959,833
     Prepaid compensation          2,327,677       (2,327,677)               0
     Non-compete agreement           300,000         (300,000)               0
     Other intangible assets         364,830         (339,489)          25,341
     Deposits and other              254,821                0          254,821
                                ------------     ------------     ------------
                                $ 13,939,156     $ (5,068,353)    $  8,870,803
                                ============     ============     ============

                                                     2001
                                ----------------------------------------------
                                   Gross
                                  Carrying       Accumulated
                                   Amount        Amortization      Net Value
                                ------------     ------------     ------------
     Patents and copyrights     $  8,055,651     $ (1,302,297)    $  6,753,354
     Prepaid compensation          2,327,677       (2,084,189)         243,488
     Non-compete agreement           300,000         (268,750)          31,250
     Other intangible assets         364,830         (217,881)         146,949
     Deposits and other              208,128                0          208,128
                                ------------     ------------     ------------
                                $ 11,256,286     $ (3,873,117)    $  7,383,169
                                ============     ============     ============

Amortization of patents and copyrights, prepaid license fees, non-compete and other intangibles was $951,748, $837,636, and $638,095, in 2002, 2001 and 2000,
respectively. Amortization of prepaid
compensation was $243,488,  $1,028,833,  and $1,055,356, in 2002, 2001 and 2000,
respectively. Future estimated amortization expense for other assets that have remaining unamortized amounts as of December 31, 2002 were as follows:

                   2003                   $821,000
                   2004                    740,000
                   2005                    713,000
                   2006                    681,000
                   2007                    530,000

9.   INCOME TAXES AND TAX STATUS
     ---------------------------

The Company accounts for income taxes in accordance with SFAS No.109, "Accounting for Income Taxes." As a result of current losses and full deferred tax valuation allowances for all periods, no current or deferred tax provision (benefit) was recorded for 2002, 2001, and 2000. A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                       2002            2001            2000
                                   ------------    ------------    ------------
Tax benefit at statutory rate      $ (5,872,419)   $ (5,647,559)   $ (4,427,403)
State tax benefit                      (604,514)       (581,366)       (472,690)
Increase in valuation allowance       7,062,479       7,998,118       5,640,588
Research and development credit        (671,999)     (1,842,778)       (784,970)
Other                                    86,453          73,585          44,475
                                   ------------    ------------    ------------
                                   $          0    $          0    $          0
                                   ============    ============    ============

The Company's deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of the Company's assets and liabilities at December 31, 2002 and 2001:

                                                 2002             2001
                                             ------------     ------------
     Gross deferred tax assets:
        Net operating loss carryforward      $ 29,383,587     $ 23,565,217
        Research and development credit         6,048,088        5,376,089
        Inventories                               466,262          723,628
        Accrued liabilities                       231,201          203,205
        Deferred revenue                           34,153                0
        Patents and other                       1,059,393          467,654
                                             ------------     ------------
                                               37,222,684       30,335,793
           Less valuation allowance           (36,533,459)     (29,470,980)
                                             ------------     ------------
                                                  689,225          864,813
                                             ------------     ------------
     Gross deferred tax liabilities:
         Depreciation                             689,255          685,042
         Deferred revenue                               0          179,771
                                             ------------     ------------
                                                  689,255          864,813
                                             ------------     ------------
     Net deferred tax asset                  $          0     $          0
                                             ============     ============

The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income. The valuation allowance for deferred tax assets as of December 31, 2002 and 2001 was $36,533,459 and $29,470,980, respectively.

At December 31, 2002, the Company had net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $78,356,233 and $6,048,088, respectively, which expire in varying amounts from 2008 through 2022. The Company's ability to benefit from the net operating loss and research and development tax credit carryforwards could be limited under certain provisions of the Internal Revenue Code if ownership of the Company changes by more than 50%, as defined.

To the extent that net operating loss carryforwards, if realized, relate to the portion associated with stock-based compensation, the resulting benefit will be credited to shareholders' equity, rather than results of operations.

10.  WARRANTY COSTS
     --------------

For the years ended December 31, 2002, 2001 and 2000, warranty expenses were approximately $107,000, $71,500, and $147,000, respectively.

11.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

LEASE COMMITMENTS
The Company's headquarters and Video Division operations are located in Jacksonville, Florida, pursuant to a non-cancelable lease agreement (see Note
12). The lease is on a triple net basis and currently provides for a monthly base rental payment of $23,276 through February 2007, with an option for renewal.

The Company leases additional office space in Jacksonville, Florida under a non-cancelable lease agreement which currently provides for a monthly base rental payment of approximately $9,600 through May 2004.

The Company leases office space in Lake Mary, Florida for the Wireless Division's Orlando design center. The lease term, as amended, commenced in September 2000 and provides for a monthly rental payment of approximately $30,250 through December 2005.

The Company leases office space in Pleasanton, California under a non-cancelable lease agreement which commenced in March 2000 and provides for a monthly rental payment of approximately $13,700 through March 2005. The Company ceased its operations in Pleasanton at the end of 2001 with expectations of subletting the property for the remaining lease term. Due to the declining real estate market in the Pleasanton area, the Company has been unable to sublet the property. During the year ended December 31, 2002, the remaining estimated future lease obligation for the Pleasanton facility has been included in general and administrative expense in the 2002 Consolidated Statements of Operations.

The Company leases a demonstration and training facility in Los Angeles, California pursuant to a non-cancelable lease agreement. The lease provides for a monthly rental payment of approximately $1,700 per month through May 2005.

In addition to sales tax payable on base rental amounts, certain leases obligate the Company to pay property taxes, maintenance and repair costs. Rent expense for the years ended December 31, 2002, 2001 and 2000 was $1,403,075, $971,283,
and $663,293, respectively. Future minimum lease payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2002 were as follows:

                   2003                             $  943,000
                   2004                                879,000
                   2005                                622,000
                   2006                                279,000
                   2007                                 47,000
                   Thereafter                                0
                                                    ----------
                                                    $2,770,000
                                                    ==========

PURCHASE COMMITMENTS
The Company had no outstanding purchase commitments at December 31, 2002. Four suppliers of significant components of the Company's PVTV system accounted for an aggregate of 49% of the Company's component purchases for the year ended December 31, 2002. Two suppliers of significant components of the Company's PVTV system accounted for an aggregate of 21% of the Company's component purchases for the year ended December 31, 2001. Another supplier accounted for 20% of the Company's component purchases for the year ended December 31, 2000. No other supplier accounted for more than 10% of the Company's component purchases in 2002, 2001 or 2000.

LEGAL PROCEEDINGS
The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes, based upon advice from outside legal counsel, that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

12.  RELATED-PARTY TRANSACTIONS
     --------------------------

The Company leases its manufacturing and headquarters office facilities from the Chairman and Chief Executive Officer of the Company and Barbara Parker, a related party. The lease's current terms obligate the Company through February 28, 2007 at a monthly base rental payment of $23,276, $23,276, and $24,288 in 2002, 2001 and 2000, respectively, with an option for renewal. The Company paid approximately $1,801,000, $2,949,000, and $2,860,000 in 2002, 2001 and 2000,
respectively, for patent-related legal services to a law firm, of which Robert Sterne, a Company director, is a partner. The Company paid Todd Parker, a director and related party, approximately $75,000 and $34,000 for consulting services in 2002 and 2001, respectively.

13.  CONCENTRATIONS OF CREDIT RISK
     -----------------------------

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable. At December 31, 2002, the Company had cash balances on deposit with banks that exceeded the balance insured by the F.D.I.C.

The Company maintains its cash investments with what management believes to be quality financial institutions and limits the amount of credit exposure to any one institution.

For the year ended December 31, 2002, three broadcast customers accounted for an aggregate of approximately 46% of the Company's total revenues. No single customer accounted for more than 10% of the Company's revenue in 2001. Two customers accounted for approximately 16% and 30%, respectively of the Company's revenues in 2000. Three broadcast customers accounted for an aggregate of approximately 37% of accounts receivable at December 31, 2002. The Company closely monitors extensions of credit and has never experienced significant credit losses.

14.  BUSINESS SEGMENT INFORMATION
     ----------------------------

The Company operates in two reportable segments, each of which is a strategic business that is managed separately because each business develops and commercializes distinct products and technologies. The segments are the Video Division and the Wireless Division.

The Video Division is engaged in the design, development and marketing of PVTV automated production systems and CameraMan automated video camera control systems . The Company engages in direct selling of its PVTV broadcast systems and sells its video products and education-based automated production systems primarily through audiovisual dealers and other equipment manufacturers throughout the United States and in Canada.

The Company's Wireless Division is engaged in the development and initial commercialization of its D2D-based IC's. The D2D technology is a wireless radio frequency ("RF") technology that the Company believes will reduce cost, size, and power consumption while improving performance of wireless devices such as wireless local area networks ("WLAN") and cellular telephones, among others. The Company's Wireless Division has not generated any revenues to date.

Management primarily evaluates the operating performance of its segments based on net sales and income (loss) from operations. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting polices discussed in Note 3.

Segment results are as follows (in thousands):

                                                         2002           2001           2000
                                                      ----------     ----------     ----------
     NET SALES:
       Video Division                                 $   11,912     $    9,315     $   15,965
       Wireless Division                                       0              0              0
                                                      ----------     ----------     ----------
           Total net sales                            $   11,912     $    9,315     $   15,965
                                                      ==========     ==========     ==========


                                                         2002           2001           2000
                                                      ----------     ----------     ----------

     LOSS FROM OPERATIONS
       Video Division                                 $   (2,012)    $   (2,989)    $       99
       Wireless Division                                 (16,165)       (15,363)       (15,047)
        Corporate                                              0              0            (22)
                                                      ----------     ----------     ----------
           Total loss from operations                 $  (18,177)    $  (18,352)    $  (14,970)
                                                      ==========     ==========     ==========

     DEPRECIATION:
       Video Division                                 $      538     $      549     $      545
       Wireless Division                                   1,461          1,397            820
                                                      ----------     ----------     ----------
           Total depreciation                         $    1,999     $    1,946     $    1,365
                                                      ==========     ==========     ==========

     AMORTIZATION OF INTANGIBLES AND OTHER ASSETS:
       Video Division                                 $      139     $       97     $       70
       Wireless Division                                     813            741            568
                                                      ----------     ----------     ----------
           Total amortization                         $      952     $      838     $      638
                                                      ==========     ==========     ==========

     CAPITAL EXPENDITURES:
       Video Division                                 $      590     $      302     $      309
       Wireless Division                                     703          1,120          4,621
        Corporate                                             26             13            186
                                                      ----------     ----------     ----------
           Total capital expenditures                 $    1,319     $    1,435     $    5,116
                                                      ==========     ==========     ==========

     ASSETS:
       Video Division                                 $    7,052     $    6,843     $    8,208
       Wireless Division                                  13,758         14,229         14,302
       Corporate                                          17,036         33,146         41,098
                                                      ----------     ----------     ----------
           Total assets                               $   37,846     $   54,218     $   63,608
                                                      ==========     ==========     ==========

Corporate assets consist of the following components:

                                            December 31,    December 31,
                                                2002            2001
                                             ----------      ----------
     Cash and investments                    $   14,955      $   31,466
     Interest and other receivables                 187             366
     Prepaid expenses                             1,267             643
     Property and equipment, net                    427             544
     Other assets                                   200             127
                                             ----------      ----------
          Total                              $   17,036      $   33,146
                                             ==========      ==========

15.  STOCK OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION PLANS:
     -----------------------------------------------------------

1993 STOCK PLAN
The Company adopted a stock plan in September 1993 (the "1993 Plan"). The 1993 Plan, as amended, provides for the grant of options and other Company stock awards to employees, directors and consultants, not to exceed 3,500,000 shares of common stock. The plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, bargain purchases of common stock, bonuses of common stock and various stock benefits or cash. Options granted to employees and consultants under the 1993 Plan generally vest for periods up to ten years and are exercisable for a period of five years from the date the options become vested. Options granted to directors under the 1993 Plan are generally exercisable immediately and expire ten years from the date of grant. Options to purchase 259,536 shares of common stock were available for future grants under the 1993 Plan at December 31, 2002.

2000 PERFORMANCE EQUITY PLAN
The Company adopted a performance equity plan in July 2000 (the "2000 Plan"). The 2000 Plan provides for the grant of options and other Company stock awards to employees, directors and consultants, not to exceed 5,000,000 shares of common stock. The plan provides for benefits in the form of incentive stock options, nonqualified stock options, and stock appreciation rights, restricted share awards, stock bonuses and various stock benefits or cash. Options granted to employees and consultants under the 2000 Plan generally vest for periods up to five years and are exercisable for a period of five years from the date the options become vested. Options granted to directors under the 2000 Plan are generally exercisable immediately and expire ten years from the date of grant. Options to purchase 2,952,340 shares of common stock were available for future grants under the 2000 Plan at December 31, 2002.

The following table summarizes option activity in aggregate under the 1993 and 2000 Plans for each of the years ended December 31:

                                      2002                         2001                         2000
                            -------------------------    -------------------------    -------------------------
                                              Wtd.                         Wtd.                         Wtd.
                                            Avg. Ex.                     Avg. Ex.                     Avg. Ex.
                              Shares         Price         Shares         Price         Shares         Price
                            -------------------------    -------------------------    -------------------------
     Outstanding at
       beginning of year     3,761,573     $    27.90     4,018,435     $    27.28     2,284,030     $    17.41
     Granted                   846,701          17.00       581,350          27.07     2,452,900          35.49
     Exercised                 (32,600)         12.29      (193,200)         15.76      (206,065)         19.17
     Forfeited                 (41,450)         28.96      (645,012)         26.65      (512,430)         25.83
                            -------------------------    -------------------------    -------------------------
     Outstanding at
        end of year          4,534,224     $    25.98     3,761,573     $    27.90     4,018,435     $    27.28
                            =========================    =========================    =========================

     Exercisable at
        end of year          2,709,330     $    24.68     1,877,577     $    25.12     1,450,958     $    24.42
                            =========================    =========================    =========================

     Weighted average
        fair value of
        options granted                    $   10.05                    $    17.19                   $    24.01
                                           ==========                   ==========                   ==========

The options outstanding at December 31, 2002 under the 1993 and 2000 Plans have exercise price ranges and weighted average contractual lives as follows:

                                             Options Outstanding                             Options Exercisable
                            ------------------------------------------------------    ----------------------------------
                                 Number             Wtd. Avg.                             Number
      Range of               Outstanding at         Remaining         Wtd. Avg.       Exercisable at        Wtd. Avg.
      Exercise                  December           Contractual        Exercise         December 31,          Exercise
       Prices                   31, 2002              Life              Price              2002               Price
-----------------------     -----------------     --------------    --------------    ----------------     -------------
     $5.00-$7.25                     131,400            9 years             $7.15              61,400             $7.04
     $7.55-$8.983                    105,800            4 years             $7.98              93,000             $7.90
    $11.875-$17.60                   956,400            5 years            $14.30             657,400            $14.06
    $18.09-$26.938                 1,656,524            8 years            $21.34           1,011,781            $21.17
    $27.188-$39.00                   648,800            7 years            $30.57             282,400            $31.71
    $41.00-$61.50                  1,035,300            8 years            $45.56             603,349            $43.22
                            -----------------                                         ----------------
                                   4,534,224                                                2,709,330
                            =================                                         ================

NON-PLAN OPTIONS/WARRANTS
The Company has granted options and warrants outside the 1993 and 2000 Plans for employment inducements, non-employee consulting services, and for underwriting and other services in connection with securities offerings. Non-plan options and warrants are generally granted with exercise prices equal to fair market value at the date of grant. The following table summarizes activity related to non-plan options and warrants for each of the years ended December 31:

                                       2002                         2001                         2000
                             -------------------------    -------------------------    -------------------------
                                              Wtd.                         Wtd.                         Wtd.
                                            Avg. Ex.                     Avg. Ex.                     Avg. Ex.
                               Shares         Price         Shares         Price         Shares         Price
                             -------------------------    -------------------------    -------------------------
     Outstanding at
        beginning of year     2,004,026     $    34.26     2,122,075     $    32.91     1,761,625     $    21.03
     Granted                          0           0.00        83,451          34.30     1,058,950          45.23
     Exercised                  (20,000)          5.00      (101,500)         10.00      (298,500)         10.44
     Forfeited                        0           0.00      (100,000)         29.94      (400,000)         30.00
                             -------------------------    -------------------------    -------------------------
     Outstanding end of
         year                 1,984,026     $    34.56     2,004,026     $    34.26     2,122,075     $    32.91
                             =========================    =========================    =========================
     Exercisable at
        end of year           1,749,098     $    36.28     1,176,798     $    31.79       677,547     $    13.97
                             =========================    =========================    =========================

    Weighted average
       fair value of
       options granted                             N/A                   $    16.88                   $    12.43
                                            ==========                   ==========                   ==========

The non-plan options and warrants outstanding at December 31, 2002 have exercise price ranges and weighted-average contractual lives as follows:

                                      Options/Warrants Outstanding                     Options/Warrants Exercisable
                          -----------------------------------------------------     ----------------------------------
                               Number            Wtd. Avg.                              Number
      Range of             Outstanding at        Remaining         Wtd. Avg.        Exercisable at        Wtd. Avg.
      Exercise                December          Contractual         Exercise         December 31,          Exercise
       Prices                 31, 2002              Life             Price               2002               Price
---------------------     -----------------    ---------------    -------------     ----------------     -------------
       $5.00                        30,000            1 years            $5.00               30,000             $5.00
   $18.75-$23.25                   811,625            5 years           $21.75              576,697            $21.76
   $28.33-$39.84                   612,926            7 years           $33.87              612,926            $33.87
       $56.66                      529,475            7 years           $56.66              529,475            $56.66
                          -----------------                                         ----------------
                                 1,984,026                                                1,749,098
                          =================                                         ================

In March 2001, in connection with a private placement transaction (see note 17), the Company issued warrants for the purchase of 83,451 shares of the Company's common stock to Texas Instruments, Inc. These warrants are immediately vested with exercise prices ranging from $29.96 to $39.84 per share and expire ten years from the date of grant. The warrants had an estimated fair market value of $16.88 per share, or approximately $1.4 million. The fair value was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.3%, no expected dividend yield, expected life of five years and expected volatility of 63%.

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

Also included in non-plan options and warrants are 1,058,950 warrants issued in connection with the May 2000 sale of equity securities to Tyco International Ltd. and Leucadia National (see Note 16). These warrants vested from November 2001 to May 2002 at exercise prices ranging from $28.33 to $56.66 per share and expire ten years from the date they first became vested. The warrants had an estimated fair value of $12.43 per share, or approximately $13.2 million. The weighted average fair value was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.5%, no expected dividend yield, expected lives of four to five years and expected volatility of 60%.

COMPENSATION COSTS
The Company's employee stock options are accounted for under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with SFAS No.123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                                   2002               2001               2000
                                              --------------     --------------     --------------
                     Net Loss: As Reported    $  (17,271,822)    $  (16,610,467)    $  (13,021,773)
                               Pro Forma         (37,331,892)       (34,464,233)       (37,326,143)

     Basic Net Loss Per Share: As Reported    $        (1.24)    $        (1.20)    $        (1.03)
                               Pro Forma               (2.68)             (2.50)             (2.94)

The fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000:

                                2002               2001              2000
                            -------------     --------------    --------------
Expected volatility           48%-71%            59%-64%           59%-69%
Risk free interest rate     2.74%-5.29%        3.62%-5.28%       5.56%-6.78%
Expected life                5-11 years         4-11 years        1-15 years
Dividend yield                   --                 --                --

16.  ACQUISITION
     -----------

On March 10, 2000, the Company completed the acquisition of substantially all the assets of Signal Technologies, Inc. ("STI"), a Florida subchapter S corporation specializing in radio-frequency design services. The purchase price of approximately $1,997,000 was fully paid in the Company's Series D Preferred Stock (see note 17). The acquisition was accounted for as a purchase under Accounting Principles Board Opinion No. 16 (APB 16). In accordance with APB 16, a portion of the purchase price has been allocated to assets acquired based on their fair value at the date of the acquisition. The operating results of the acquired business have been included in the Consolidated Statement of Operations from the date of acquisition.

Unaudited pro forma consolidated results of operations have not been presented as if the acquisition of STI had been made at the beginning of the periods presented. The effect of the acquisition on the consolidated financial statements for 2000 and 1999 is not significant.

17.  STOCK AUTHORIZATION AND ISSUANCE
     --------------------------------

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

In March 2001, the Series A and D preferred shares were converted to approximately 86,000 shares of common stock. In March 2002, the Series B shares were converted to approximately 16,600 shares of common stock. The Series C Preferred Stock was automatically converted to approximately 73,000 shares of common stock on March 10, 2003.

COMMON STOCK
In March 2001, the Company issued 83,451 shares of its Common Stock to Texas Instruments, Inc. in a private placement transaction. The shares represent less than 1% of the Company's outstanding common stock and were sold at a price of $29.96 per share for net proceeds of approximately $2.5 million. In May 2000, the Company issued an aggregate of 1,058,950 shares of its common stock to Tyco International, Ltd. and Leucadia National in a private placement transaction. The shares, which constituted approximately 8% of the Company's outstanding common stock on an after-issued basis, were sold at a price of $28.33 per share, for net proceeds of approximately $30,000,000.

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)
     ------------------------------------

                                        For the three months ended                       For the year
                     ---------------------------------------------------------------        ended
                       March 31,        June 30,       September 30,    December 31,     December 31,
                         2002             2002             2002             2002             2002
                     ------------     ------------     ------------     ------------     ------------
Revenues             $  3,026,007     $  3,024,108     $  2,280,596     $  3,581,202     $ 11,911,913
Gross margin            1,273,474        1,129,889          747,501        1,551,764        4,702,628
Net loss               (3,654,921)      (4,269,573)      (4,400,322)      (4,947,006)     (17,271,822)
Basic and diluted
  net loss per
  common share       $      (0.26)    $      (0.31)    $      (0.31)    $      (0.35)    $      (1.24)

                                        For the three months ended                       For the year
                     ---------------------------------------------------------------        ended
                       March 31,        June 30,       September 30,    December 31,     December 31,
                         2001             2001             2001             2001             2001
                     ------------     ------------     ------------     ------------     ------------
Revenues             $  1,986,589     $  2,657,815     $  2,319,025     $  2,352,016     $  9,315,445
Gross margin              828,346          880,193          734,261          818,841        3,261,641
Net loss               (3,720,399)      (4,319,914)      (4,128,592)      (4,441,562)     (16,610,467)
Basic and diluted
  net loss per
  common share       $      (0.27)    $      (0.31)    $      (0.30)    $      (0.32)    $      (1.20)

19.  SUBSEQUENT EVENT
     ----------------

On March 26, 2003, the Company received $5,078,200 from the sale of an aggregate of 1,154,437 shares of its common stock in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended. These shares constitute approximately 7.6% of the Company's outstanding common stock on an after-issued basis. Leucadia National Corporation and another third party purchased 659,387 shares of common stock at a price of $3.91 per share. The Parker family, including CEO Jeffrey Parker, purchased 495,050 shares of common stock at the market price of $5.05 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the captions "Election of Directors" in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, which will be filed with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, (the "2003 Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the caption "Election of Directors - Executive Compensation" in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION
The following table gives the information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002, including the 1993 Stock Plan, the 2000 Performance Equity Plan and other miscellaneous plans.

                                                                                                 Number of securities
                                                                                                remaining available for
                                        Number of securities to          Weighted-average        future issuance under
                                        be issued upon exercise         exercise price of      equity compensation plans
                                        of outstanding options,        outstanding options,      (excluding securities
          Plan Category                   warrants and rights          warrants and rights      reflected in column (a))
          -------------                   -------------------          -------------------      ------------------------
                                                 ( a )                         ( b )                     ( c )
  Equity compensation plans approved
    by security holders                        4,534,224                      $25.98                   3,211,876
  Equity compensation plans not
    approved by security holders                 661,625                      $20.78                        None
                                        -----------------------                                --------------------------
                 Total                         5,195,849                                               3,211,876
                                        =======================                                ==========================

The equity compensation plans reported upon in the above table not approved by security holders include:

     i) Options to purchase 50,000 shares were granted to the CEO, Jeffrey Parker, in October 1993 at an exercise price of $5 per share. These options were immediately vested and expire in October 2003. As of December 31, 2002, options to purchase 30,000 shares were outstanding.
     ii) Options to purchase 476,625 shares were granted pursuant to an employment agreement with a former executive officer, Richard Sisisky, in May 1998 at an exercise price of $21.375 per share. These options vest through 2003 and have differing expirations.
     iii) Options to purchase 25,000 shares granted to two directors in March 1999 at exercise prices of $23.25 per share. These options were immediately vested and expire in March 2009.
     iv) Options to purchase 40,000 shares granted to consultants in November 1998 at exercise prices of $18.75 per share. These options are fully vested and expire in November 2003.
     v) Options to purchase 100,000 shares granted to an employee in March 1999 at an exercise price of $23.25. These options vest ratably over five years and expire in May 2009. As of December 31, 2002, options to purchase 90,000 shares were outstanding.

The information contained under the caption "Security Ownership of Certain Beneficial Owners" in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  contained  under the caption  "Election of Directors - Certain
Relationships  and  Related   Transactions"  in  the  2003  Proxy  Statement  is
incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

Based on the evaluation conducted by the Chief Executive Officer ("CEO") and Chief Accounting Officer ("CAO"), as of a date within 90 days of the filing date of this annual report ("Evaluation Date"), of the effectiveness of the Company's disclosure controls and procedures, the CEO and CAO concluded that, as of the Evaluation Date, (1) there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, (2) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date and (3) no corrective actions were required to be taken.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         Exhibit
          Number                           Description
         -------    ------------------------------------------------------------
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

           4.2 Purchase Option between the Registrant and Tyco Sigma Ltd. dated May 22, 2000 (incorporated by reference from Exhibit
                    4.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

           4.3 Purchase Option between the Registrant and Leucadia National Corporation dated May 22, 2000 (incorporated by reference from Exhibit 4.2 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

           4.4 Purchase Option between the Registrant and David M. Cumming dated May 22, 2000 (incorporated by reference from Exhibit
                    4.3 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

           4.5 Purchase Option between the Registrant and Peconic Fund Ltd. dated May 22, 2000 (incorporated by reference from Exhibit
                    4.4 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

           4.6 Purchase Option between the Registrant and Texas Instruments, Inc. dated March 8, 2001(incorporated by reference from exhibit 4.7 of Annual Report on Form 10-K for the year ended December 31, 2000)

           10.1 Lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from
                    Exhibit 10.1 of Registration Statement No. 33-70588-A)

           10.2 1993 Stock Plan, as amended (incorporated by reference from the Company's Proxy Statement dated October 1, 1996)

           10.3 Stock option agreement dated October 11, 1993 between the Registrant and Jeffrey Parker (incorporated by reference from Exhibit 10.13 of Registration Statement No.33-70588-A)

           10.4 First amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.21 of Annual Report on Form 10-KSB for the year ended December 31, 1995)

           10.5 Second amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996)

           10.6 Third amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.19 of Annual Report on Form 10-KSB for the period ended December 31, 1996)

           10.7 Fourth amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.8 of the Annual Report on Form 10-K for the period ended December 31, 2001)

           10.8     Employment   agreement  dated  July  23,  1998  between  the
                    Registrant and Richard L. Sisisky (incorporated by reference from Exhibit 10.4 of Registration Statement No. 333- 62497)

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

           10.14 Subscription agreement between the Registrant and Leucadia National Corporation dated May 22, 2000 (incorporated by reference from Exhibit 10.2 of Quarterly Report on Form 10-Q for the period ended June 30, 2000)

           10.15 Transfer and registration rights agreement between the Registrant and Peconic Fund Ltd. dated May 22, 2000 (incorporated by reference from Exhibit 10.3 of Quarterly Report on Form 10-Q for the period ended June 30, 2000)

           10.16 Subscription agreement between the Registrant and Texas Instruments, Inc. dated March 8, 2001 (incorporated by reference fro the Exhibit 10.16 of the Annual Report on Form 10-K for the period ended December 31, 2000)

           10.17 Employment agreement dated September 7, 2000 between Jeffrey Parker and Registrant (incorporated by reference from
                    Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended June 30. 2001)

           10.18 Stock option agreement dated September 7, 2000 between Jeffrey Parker and Registrant (incorporated by reference from Exhibit 10.2 of Quarterly Report on Form 10-Q for the period ended June 30. 2001)

           10.19 Stock option agreement dated September 7, 2000 between Jeffrey Parker and Registrant (incorporated by reference from Exhibit 10.3 of Quarterly Report on Form 10-Q for the period ended June 30. 2001)

           10.20 Employment agreement dated March 6, 2002 between David Sorrells and Registrant (incorporated by reference from Exhibit 10.21 of Annual Report on Form 10-K for the period ended December 31, 2001)

           10.21    2000 Performance Equity Plan (incorporated by reference from
                    Exhibit 10.11 of Registration Statement No. 333-43452)

           10.22 Form of 2002 Indemnification Agreement for Directors and Officers (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended September 30, 2002)

           10.23 Resignation Agreement, Waiver and Release dated January 9, 2003 between Richard L. Sisisky and Registrant*

           10.24 Subscription agreement between the Registrant and Leucadia National Corporation dated March 26, 2003*

           10.25 Subscription agreement between the Registrant and Jeffrey Parker dated March 26, 2003*

           10.26 Subscription agreement between the Registrant and Barbara Parker dated March 26, 2003*

           10.27 Subscription agreement between the Registrant and Todd Parker dated March 26, 2003*

           10.28 Subscription agreement between the Registrant and Stacie Wilf dated March 26, 2003*

           10.29 Subscription agreement between the Registrant and David Cumming dated March 26, 2003*

           22.1     Table of Subsidiaries*

           23.1     Consent of PricewaterhouseCoopers LLP*

           99.1     Risk Factors*

* Filed herewith

(B)  REPORTS ON FORM 8-K
None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                             PARKERVISION, INC.
Date: March 31, 2003                         By: /s/ Jeffrey L. Parker
                                                 ---------------------
                                             Jeffrey L. Parker
                                             Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                    Title                                Date
By: /s/ Jeffrey L. Parker          Chief Executive Officer and Chairman              March 31, 2003
    ----------------------------   of the Board (Principal Executive Officer)
    Jeffrey L. Parker

By: /s/ Todd Parker                President, Video Business Unit and Director       March 31, 2003
    ----------------------------
    Todd Parker

By: /s/ David F. Sorrells          Chief Technical Officer and Director              March 31, 2003
    ----------------------------
    David F. Sorrells

By: /s/ Stacie Wilf                Secretary, Treasurer and Director                 March 31, 2003
    ----------------------------
    Stacie Wilf

By: /s/ Cynthia L. Poehlman        Chief Accounting Officer                          March 31, 2003
    ----------------------------   (Principal Accounting Officer)
    Cynthia L. Poehlman

By: /s/ William A. Hightower       Director                                          March 31, 2003
    ----------------------------
    William A. Hightower

By: /s/ Richard Kashnow            Director                                          March 31, 2003
    ----------------------------
    Richard Kashnow

By: /s/ Amy L. Newmark             Director                                          March 31, 2003
    ----------------------------
    Amy L. Newmark

By: /s/ William L. Sammons         Director                                          March 31, 2003
    ----------------------------
    William L. Sammons

By: /s/ Oscar S. Schafer           Director                                          March 31, 2003
    ----------------------------
    Oscar S. Schafer

By: /s/ Robert G. Sterne           Director                                          March 31, 2003
    ----------------------------
    Robert G. Sterne

                        PARKERVISION, INC. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS

                                   SCHEDULE II

                                      Balance at      Provision                      Balance at
  Valuation Allowance for             Beginning       Charged to                       End of
  Inventory Obsolescence              of Period         Expense        Write-Offs      Period
----------------------------          ---------       ----------       ----------    ----------
Year ended December 31, 2000           $503,812         $320,000       $ (55,527)     $768,285
Year ended December 31, 2001            768,285          320,000        (108,715)      979,570
Year ended December 31, 2002            979,570          521,573        (668,841)      832,302

                                      Balance at                                     Balance at
 Valuation Allowance for              Beginning                          Write-        End of
       Income Taxes                   of Period       Provision           Offs         Period
----------------------------          ---------       ----------       ----------    ----------
Year ended December 31, 2000         $15,832,274      $5,640,588           $0       $21,472,862
Year ended December 31, 2001          21,472,862       7,998,118            0        29,470,980
Year ended December 31, 2002          29,470,980       7,062,479            0        36,533,459

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13A-14 AND 15D-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

     I, Jeffrey L. Parker, certify that:

1.   I have reviewed this Annual Report on Form 10-K of ParkerVision, Inc.;

2. based on my knowledge, this Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
          controls and procedures as of a date within 90 days of the filing date of this Annual Report (the "Evaluation Date"); and

          (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003               /s/ Jeffrey L. Parker
      --------------------         ---------------------
                                   Name:  Jeffrey L. Parker
                                   Title: Chairman and Chief Executive Officer

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13A-14 AND 15D-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

     I, Cynthia L. Poehlman, certify that:

1.   I have reviewed this Annual Report on Form 10-K of ParkerVision, Inc.;

2. based on my knowledge, this Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
          controls and procedures as of a date within 90 days of the filing date of this Annual Report (the "Evaluation Date"); and

          (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003               /s/ Cynthia L. Poehlman
      --------------------         -----------------------
                                   Name:  Cynthia L. Poehlman
                                   Title: Chief Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ParkerVision, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


March 31, 2003                          By: /s/ Jeffrey L. Parker
                                            ---------------------
                                        Jeffrey L. Parker
                                        Chairman and Chief Executive Officer


March 31, 2003                          By: /s/ Cynthia L. Poehlman
                                            -----------------------
                                        Cynthia L. Poehlman
                                        Chief Accounting Officer

                                  EXHIBIT INDEX

10.23 Resignation Agreement, Waiver and Release dated January 9, 2003 between Richard L. Sisisky and Registrant

10.24 Subscription agreement between the Registrant and Leucadia National Corporation dated March 26, 2003

10.25 Subscription agreement between the Registrant and Jeffrey Parker dated March 26, 2003

10.26 Subscription agreement between the Registrant and Barbara Parker dated March 26, 2003

10.27 Subscription agreement between the Registrant and Todd Parker dated March 26, 2003

10.28 Subscription agreement between the Registrant and Stacie Wilf dated March 26, 2003

10.29 Subscription agreement between the Registrant and David Cumming dated March 26, 2003

22.1    Table of Subsidiaries

23.1    Consent of PricewaterhouseCoopers LLP

99.1    Risk Factors