Form 10-Q
period 2003-03-31
PARKERVISION INC
filed 2003-05-12
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

   (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Exchange Act). Yes [X] No [ ].

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 5, 2003, 15,245,282 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                      March 31,
                                                        2003        December 31,
                                ASSETS              (unaudited)         2002
                                                    ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                        $  7,542,644    $  1,087,033
   Short-term investments                              9,053,027      13,867,763
   Accounts receivable, net of allowance for
      doubtful accounts of $109,584 at March 31,
      2003 and December 31, 2002, respectively         1,634,954       2,158,577
   Inventories, net                                    2,851,769       3,090,884
   Prepaid expenses and other                          1,924,440       2,587,376
                                                    ------------    ------------
          Total current assets                        23,006,834      22,791,633


PROPERTY AND EQUIPMENT, net                            6,026,727       6,183,534

OTHER ASSETS, net                                      9,159,068       8,870,803
                                                    ------------    ------------

          Total assets                              $ 38,192,629    $ 37,845,970
                                                    ============    ============

      The accompanying notes are an integral part of these balance sheets.

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                          March 31,
                                                            2003         December 31,
             LIABILITIES AND SHAREHOLDERS' EQUITY       (unaudited)          2002
                                                        ------------     ------------
CURRENT LIABILITIES:
   Accounts payable                                     $  1,823,676     $    759,242
   Accrued expenses:
      Salaries and wages                                     910,996          951,430
      Warranty reserves                                      255,771          248,230
      Lease obligation                                       314,527          357,417
      Professional fees                                      201,501          271,225
      Other accrued expenses                                  67,762          107,598
   Deferred revenue                                          931,966        1,003,466
                                                        ------------     ------------
         Total current liabilities                         4,506,199        3,698,608

DEFERRED INCOME TAXES                                        100,773          100,773

COMMITMENTS AND CONTINGENCIES
         (Notes 6, 8, 9 and 10)

                                                        ------------     ------------
          Total liabilities                                4,606,972        3,799,381
                                                        ------------     ------------

SHAREHOLDERS' EQUITY:
   Convertible preferred stock, $1 par value,
     5,000,000 shares authorized, 0 and 13,678
     shares issued and outstanding at March 31,
     2003 and December 31, 2002, respectively                      0           13,678
   Common stock, $.01 par value, 100,000,000
     shares authorized, 15,244,532 and
     13,989,329 shares issued and outstanding
     at March 31, 2003 and December 31, 2002,
     respectively                                            152,445          139,893
   Warrants outstanding                                   16,807,505       16,807,505
   Additional paid-in capital                             95,645,788       90,428,998
   Accumulated other comprehensive income                    192,366          310,869
   Accumulated deficit                                   (79,212,447)     (73,654,354)
                                                        ------------     ------------
          Total shareholders' equity                      33,585,657       34,046,589
                                                        ------------     ------------

          Total liabilities and shareholders' equity    $ 38,192,629     $ 37,845,970
                                                        ============     ============

        The accompanying notes are an integral part of these statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        Three Months Ended
                                                     March 31,       March 31,
                                                       2003            2002
                                                   ------------    ------------

Product revenue                                    $  1,455,516    $  2,722,422
Support and other services revenue                      304,654         303,585
                                                   ------------    ------------
   Net revenues                                       1,760,170       3,026,007
                                                   ------------    ------------

Cost of goods sold - products                           921,538       1,443,035
Cost of goods sold - support and other services         272,716         309,498
                                                   ------------    ------------
   Total cost of goods sold                           1,194,254       1,752,533
                                                   ------------    ------------

                                                   ------------    ------------
   Gross margin                                         565,916       1,273,474
                                                   ------------    ------------

Research and development expenses                     4,259,750       3,449,456
Marketing and selling expenses                          871,990         712,296
General and administrative expenses                   1,173,671       1,041,673
Other expense                                                 0           7,270
                                                   ------------    ------------
    Total operating expenses, net                     6,305,411       5,210,695
                                                   ------------    ------------

    Loss from operations                           $ (5,739,495)   $ (3,937,221)

Interest and other income                               181,402         282,300
                                                   ------------    ------------

    Net loss                                       $ (5,558,093)   $ (3,654,921)
                                                   ============    ============

   Basic and diluted net loss per common share     $      (0.39)   $      (0.26)
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                        March 31,
                                                              -----------------------------
                                                                  2003             2002
                                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (5,558,093)    $ (3,654,921)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and patent amortization                         743,365          710,441
      Amortization of premium on investments                        44,838           69,999
      Provision for obsolete inventories                            75,000           75,000
      Stock compensation                                           393,096          402,943
      Gain on sale of investments                                 (105,523)         (12,788)
      Loss on sale of equipment                                          0            7,275
      Changes in certain operating assets and liabilities:
         Accounts receivable, net                                  523,623         (930,324)
         Inventories                                               164,115         (723,268)
         Prepaid, interest receivable and other assets             120,589         (269,279)
         Accounts payable and accrued expenses                     879,091          571,660
         Deferred revenue                                          (71,500)        (346,584)
                                                              ------------     ------------
            Total adjustments                                    2,766,694         (444,925)
                                                              ------------     ------------
Net cash used in operating activities                           (2,791,399)      (4,099,846)
                                                              ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments available for sale                   (3,023,065)      (1,335,163)
   Proceeds from sale of investments                             7,779,984        3,766,774
   Purchase of property and equipment                             (341,897)        (128,711)
   Proceeds from sale of equipment                                       0            7,200
   Payment for patent costs and other assets                      (232,927)        (306,407)
                                                              ------------     ------------
Net cash provided by investing activities                        4,182,095        2,003,693
                                                              ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                        5,064,915                0
                                                              ------------     ------------
Net cash provided by financing activities                        5,064,915                0
                                                              ------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                 6,455,611       (2,096,153)

CASH AND CASH EQUIVALENTS, beginning of period                   1,087,033        4,563,535
                                                              ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                      $  7,542,644     $  2,467,382
                                                              ============     ============

        The accompanying notes are an integral part of these statements.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.   ACCOUNTING POLICIES
     -------------------

     The accompanying unaudited consolidated financial statements of ParkerVision, Inc. and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 2002. There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2002.

     COMPREHENSIVE INCOME. The Company's other comprehensive income is comprised of net unrealized gains (losses) on investments available-for-sale which are included in accumulated other comprehensive income in the consolidated balance sheets. The Company's other comprehensive loss for the three-month periods ended March 31, 2003 and 2002 was $(118,503) and $(233,709), respectively. The Company's total comprehensive loss for the three-month periods ended March 31, 2003 and 2002 was $(5,676,596) and $(3,888,630),
     respectively.

     CONSOLIDATED STATEMENTS OF CASH FLOWS. The Company paid no cash for income taxes or interest for the three month periods ended March 31, 2003 and 2002.

     WARRANTY COSTS
     For camera products and related accessories, the Company warrants against defects in workmanship and materials for approximately one year. For PVTV systems, the Company warrants against software bugs and defects in workmanship and material for a period of ninety days from the site commissioning date. Estimated costs related to warranties are accrued at the time of revenue recognition and are included in cost of sales. The Company offers extended service and support contacts on its PVTV automated production systems. A reconciliation of the changes in the aggregate product warranty liability for the three month period ended March 31, 2003 is as follows:

                                                            Warranty Reserve
                                                             Debit/(Credit)
                                                           ------------------
     Balance at the beginning of the period                    $(248,230)
     Accruals for warranties issued during the period            (14,646)
     Accruals related to pre-existing warranties (including
     changes in estimates)                                             0
     Settlements made (in cash or in kind) during the year         7,105
                                                               ---------
     Balance at the end of the period                          $(255,771)
                                                               =========

     A reconciliation of the changes in the aggregate deferred revenue from extended service contracts for the three month period ended March 31, 2003 is as follows:

                                                           Deferred Revenue
                                                             from Extended
                                                           Service Contracts
                                                            Debit/(Credit)
                                                           -----------------
     Balance at the beginning of the period                    $(383,704)
     Accruals for contracts issued during the period            (125,245)
     Revenue recognized during the period                        147,877
                                                               ---------
     Balance at the end of the period                          $(361,072)
                                                               =========

     ACCOUNTING FOR STOCK BASED COMPENSATION. At March 31, 2003, the Company has two stock-based employee compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation.

                                                        Three months ended
                                                   ---------------------------
                                                     March 31,       March 31,
                                                       2003            2002
                                                   -----------     -----------
     Net Loss, as reported                         $(5,558,093)    $(3,654,921)
     Deduct:  Total stock-based employee
     compensation expense determined under fair
     value based method for all awards, net of
     related tax effects                            (3,606,019)     (4,657,238)
                                                   -----------     -----------
     Pro Forma net loss                             (9,164,112)     (8,312,159)
                                                   ===========     ===========
     Basic Net Loss Per Share:  As Reported        $      (.39)    $      (.26)
                                                   ===========     ===========
     Pro Forma                                     $      (.65)    $      (.60)
                                                   ===========     ===========

     RECLASSIFICATIONS. Certain reclassifications have been made to the 2002 financial statements in order to conform to the 2003 presentation.


2.   LIQUIDITY
     ---------

     The Company has made substantial investment in developing the technologies for its products, the returns on which are dependent upon the generation and realization of future revenues. The Company has incurred losses from operations and negative cash flows in every year since inception and has utilized the proceeds from the sale of its equity securities to fund operations. For the quarter ended March 31, 2003, the Company incurred a net loss of approximately $5.6 million and negative cash flows from operations of approximately $2.8 million. At March 31, 2003, the Company had an accumulated deficit of approximately $79.2 million and working capital of approximately $18.5 million. Although management expects to generate additional revenues in 2003 from initial sales of its wireless products, it does not anticipate that these revenues will be sufficient to offset the expenses from continued investment in its video and wireless product development and marketing activities. Therefore, management expects operating losses and negative cash flows to continue in 2003 and possibly beyond. As more fully discussed in Note 9, the Company has obtained equity financing that it believes, along with existing financial resources, will allow for sufficient liquidity to fund operations through at least fiscal 2003.

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

3.   LOSS PER SHARE
     --------------

     Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended March 31, 2003 and 2002 is 14,076,966 and 13,917,620, respectively.
     The total number of options and warrants to purchase 6,715,095 and 5,988,799 shares of common stock that were outstanding at March 31, 2003 and 2002, respectively, were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

4.   INVENTORIES:
     ------------

     Inventories consist of the following:
                                                    March 31,      December 31,
                                                      2003             2002
                                                  ------------     ------------
     Purchased materials                          $  1,601,189     $  2,010,578
     Work in process                                    79,673           74,707
     Finished goods                                    885,653          672,356
     Spare parts and demonstration inventory         1,167,771        1,165,545
                                                  ------------     ------------
                                                     3,734,286        3,923,186
     Less allowance for inventory obsolescence        (882,517)        (832,302)
                                                  ------------     ------------
                                                  $  2,851,769     $  3,090,884
                                                  ============     ============

5.   OTHER ASSETS:
     -------------

     Other assets consists of the following:

                                                  March 31, 2003
                                  ----------------------------------------------
                                     Gross
                                    Carrying       Accumulated
                                     Amount        Amortization       Net Value
                                  ------------     ------------     ------------

     Patents and copyrights       $  9,844,755     $ (2,146,340)    $  7,698,415
     Prepaid licensing fees          1,080,000         (174,167)         905,833
     Other intangible assets           364,830         (364,830)               0
     Deposits and other                554,820                0          554,820
                                  ------------     ------------     ------------
                                  $ 11,844,405     $ (2,685,337)    $  9,159,068
                                  ============     ============     ============

                                                 December 31, 2002
                                  ----------------------------------------------
                                     Gross
                                    Carrying       Accumulated
                                     Amount        Amortization       Net Value
                                  ------------     ------------     ------------
     Patents and copyrights       $  9,611,828     $ (1,981,020)    $  7,630,808
     Prepaid licensing fees          1,080,000         (120,167)         959,833
     Other intangible assets           364,830         (339,489)          25,341
     Deposits and other                254,821                0          254,821
                                  ------------     ------------     ------------
                                  $ 11,311,479     $ (2,440,676)    $  8,870,803
                                  ============     ============     ============

6.   CONCENTRATIONS OF CREDIT RISK
     -----------------------------

     For the quarter ended March 31, 2003, three broadcast customers accounted for an aggregate of approximately 59% of the Company's total revenues. Four broadcast customers accounted for approximately 71% of accounts receivable at March 31, 2003. For the quarter ended March 31, 2002, two broadcast customers, accounted for an aggregate of approximately 65% of the Company's total revenues. Two broadcast customers accounted for approximately 82% of accounts receivable at March 31, 2002. The Company closely monitors extensions of credit and has never experienced significant credit losses.

7.   BUSINESS SEGMENT INFORMATION
     ----------------------------

     The  Company's   segments  include  the  Video  Products  Division  ("Video
     Division") and the Wireless Technology Division ("Wireless Division"). Segment results are as follows (in thousands):

                                                  Three months ended
                                             -----------------------------
                                               March 31,        March 31,
                                                 2003             2002
                                             ------------     ------------
     NET SALES:
       Video Division                        $      1,760     $      3,026
       Wireless Division                                0                0
                                             ------------     ------------
           Total net sales                   $      1,760     $      3,026
                                             ============     ============

     LOSS FROM OPERATIONS:
       Video Division                        $     (1,040)    $       (175)
       Wireless Division                           (4,699)          (3,762)
                                             ------------     ------------
            Total loss from operations       $     (5,739)    $     (3,937)
                                             ============     ============

     DEPRECIATION:
       Video Division                        $        128     $        136
       Wireless Division                              371              357
                                             ------------     ------------
           Total depreciation                $        499     $        493
                                             ============     ============

     AMORTIZATION OF IDENTIFIABLE
     INTANGIBLES AND OTHER ASSETS:
       Video Division                        $         33     $         29
       Wireless Division                              211              188
                                             ------------     ------------
           Total amortization                $        244     $        217
                                             ============     ============

     CAPITAL EXPENDITURES:
       Video Division                        $         58     $         53
       Wireless Division                              284               70
        Corporate                                       0                6
                                             ------------     ------------
           Total capital expenditures        $        342     $        129
                                             ============     ============

                                               March 31,      December 31,
                                                 2003             2002
                                             ------------     ------------
     ASSETS:
       Video Division                        $      6,285     $      7,052
       Wireless Division                           13,322           13,758
       Corporate                                   18,586           17,036
                                             ------------     ------------
           Total assets                      $     38,193     $     37,846
                                             ============     ============

     Corporate assets consist of the following:

                                               March 31,      December 31,
                                                 2003             2002
                                             ------------     ------------
     Cash and investments                    $     16,596     $     14,955
     Interest and other receivables                    77              187
     Prepaid expenses                               1,021            1,267
     Property and equipment, net                      392              427
     Other assets                                     500              200
                                             ------------     ------------
        Total assets                         $     18,586     $     17,036
                                             ============     ============

8.   STOCK OPTIONS
     -------------

     For the three month period ended March 31, 2003, the Company granted stock options under the 1993 Stock Plan (the "1993 Plan") to purchase an aggregate of 29,250 shares of its common stock at exercise prices ranging from $4.87 to $5.64 per share in connection with hiring and retention of employees. These options vest ratably over five years and expire five years from the date they become vested.

     The Company also granted stock options under the 2000 Performance Equity Plan (the "2000 Plan") to its non-employee directors to purchase an aggregate of 172,500 shares of its common stock at an exercise price of $7.72 per share. Options to purchase 122,500 shares are immediately vested and options to purchase the remaining 50,000 shares vest in December 2003. These options expire ten years from the date of the grant.

     As of March 31, 2003 options to purchase 2,781,540 and 438,506 shares of common stock were available for future grants under the 2000 and 1993 Plans, respectively.

9.   STOCK AUTHORIZATION AND ISSUANCE
     --------------------------------

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

     In March 2001, the Series A and D preferred shares were converted to approximately 86,000 shares of common stock. In March 2002, the Series B shares were converted to approximately 16,600 shares of common stock. The Series C Preferred Stock was automatically converted to approximately 73,000 shares of common stock in March 2003.

     COMMON STOCK
     On March 26, 2003, the Company received $5,078,200 from the sale of an aggregate of 1,154,437 shares of its common stock in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended. These shares constitute approximately 7.6% of the Company's outstanding common stock on an after-issued basis. Leucadia National Corporation and another third party purchased 659,387 shares of common stock at a price of $3.91 per share. The Parker family, including CEO Jeffrey Parker, purchased 495,050 shares of common stock at the market price of $5.05 per share.

10.  LEGAL PROCEEDINGS
     -----------------

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

11.  SUBSEQUENT EVENT
     ----------------

     On April 28, 2003, the Company entered into an agreement with a corporate third party to conceive and develop new business opportunities for the Company. In consideration of the services to be rendered over a three-year term, the Company issued 250,000 shares of restricted common stock, under the terms of the 2000 Performance Equity Plan with an aggregate value of approximately $2,400,000, or $9.60 per share. The shares are fully vested and non-forfeitable, and they are subject to a sales limitation of a maximum of 83,334 shares per year.

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

Results of Operations for Each of the  Three-Month  Periods Ended March 31, 2003
--------------------------------------------------------------------------------
and 2002
--------

Revenues
--------
Revenues for the three months ended March 31, 2003 decreased by $1,265,837 as compared to the same period in 2002. This decrease was due to a decrease in camera revenue of approximately $138,000, and a decrease in PVTV(TM) system revenue of approximately $1,128,000. The number of camera and PVTV systems sold and the average selling price per system for the three month periods were as follows:

                                                        Average Selling
                        Number of Systems Sold         Price per System
                       ------------------------    ------------------------
                        March 31,     March 31,     March 31,     March 31,
                          2003          2002          2003          2002
                       ----------    ----------    ----------    ----------
PVTV SYSTEMS                4             5         $271,000      $442,000
CAMERA SYSTEMS             21            79         $ 17,800      $  7,000

The decrease in PVTV revenues for the three month period was primarily due to the mix in products sold, resulting in a decline in the average selling price per system. For the three month period ended March 2002, the systems sold were primarily dual configuration systems for higher broadcast markets. In comparison, for the period ended March 2003, all of the systems sold were single configuration systems which have a substantially lower selling price per system.

Camera revenues declined due to a decline in the number of units sold, offset by an increase in the average selling price per system. The decline in unit sales is due to the discontinuation of the Company's single chip product line late in 2002, offset somewhat by an increase in sales of the Company's higher-end three chip camera systems. The increase in average selling price per system is reflective of the shift in sales to the higher priced three chip systems.

Gross Margin
------------
For the three-month periods ended March 31, 2003 and 2002, gross margins based on aggregate revenues as a percentage of sales were 32.2% and 42.1%, respectively. The decrease in margin from period to period was primarily due to the sale of lower margin products and the absorption of relatively fixed overhead costs over a lower production volume in the first quarter of 2003.

Research and Development Expenses
---------------------------------
The Company's research and development expenses for the three-month period ended March 31, 2003 increased $810,294 as compared to the same period in 2002. This increase is primarily due to increased wireless chip development expenses including foundry costs, increased personnel and increased third-party development fees.

Marketing and Selling Expenses
------------------------------
Marketing and selling expenses increased $159,694 for the three-month period ended March 31, 2003 as compared to the same period in 2002. This increase was primarily due to an increase in personnel in the wireless division in late 2002 and early 2003, and increases in advertising, promotional expenses and trade show expenses in the video division.

General and Administrative Expenses
-----------------------------------
For the three-month period ended March 31, 2003, general and administrative expenses increased $131,998 over the same period in 2002. This increase was primarily due to increases in insurance premiums.

Interest and Other Income
-------------------------
Interest and other income consist of interest earned on the Company's investments, and net gains recognized on the sale of investments. Interest and other income for the three-month period ended March 31, 2003 decreased $100,898 from the same period in 2002. This decrease is primarily due to the continued use of cash and investments to fund operations.

Loss and Loss per Share
-----------------------
The  Company's  net loss  increased by $1,903,172 or $0.13 per common share from the three-month period ended March 31, 2003 to the same period in 2002. This increase was largely due to a decrease in gross margin of approximately $700,000 from decreased revenues, along with increases in operating expenses of approximately $1.1 million and decreases in interest and other income of approximately $100,000.

Backlog
-------
At March 31, 2003, the Company had a backlog of approximately $550,000 which consists primarily of PVTV systems and related services with expected delivery dates during the second quarter of 2003.

Liquidity and Capital Resources
-------------------------------
At March 31, 2003, the Company had working capital of $18.5 million, a decrease of $0.6 million from $19.1 million at December 31, 2002. This decrease is primarily due to the continued use of working capital to fund operations, offset somewhat by equity funding received in March 2003. The Company's future business plans call for continued investment in research and development and sales and marketing costs related to its video and wireless technologies. Although management may expect to generate revenues in 2003 from initial sales of its wireless products, it does not anticipate that the potential revenues together with the video related revenues will be sufficient to offset the expenses from the continued investment in its video and wireless product development and sales and marketing activities. Therefore, management expects operating losses and negative cash flows to continue in 2003 and possibly beyond. The Company intends to utilize its working capital to fund its future business plans. The Company's principal source of liquidity at March 31, 2003 consisted of approximately $16.6 million in cash, cash equivalents and short-term investments.

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

ITEM 2.   CHANGES IN SECURITIES.

Sales of Unregistered Securities
--------------------------------

                                         Consideration received and         Exemption      If option, warrant or
                                         description of underwriting or     from           convertible security,
Date of sale   Title of       Number     other discounts to market price    registration   terms of exercise or
               security         sold     afforded to purchasers             claimed        conversion
--------------------------------------------------------------------------------------------------------------------
1/03 -         Options to      29,250       Option granted - no                 4(2)       Expire five years from
3/03           purchase                     consideration received by                      date vested, options
               common stock                 Company until exercise                         vest ratably over five
               granted to                                                                  years at exercise prices
               employees                                                                   ranging from $4.87 to
                                                                                           $5.64 per share

1/15/03        Options to      122,500      Option granted - no                 4(2)       Options are fully vested
               purchase                     consideration received by                      at an exercise price of
               common stock                 Company until exercise                         $7.72 per share and
               granted to                                                                  expire ten years from
               an officer                                                                  the date of grant
               and director

2/3/03         Options to      50,000       Option granted - no                 4(2)       Expire ten years from
               purchase                     consideration received by                      the date of grant, vest
               common stock                 Company until exercise                         on 12/31/03 at an
               granted to a                                                                exercise price of $7.72
               director

3/26/03        Common Stock    659,387      $3.91 per share                     4(2)       N/A

3/26/03        Common Stock    495,050      $5.05 per share                     4(2)       N/A

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Not applicable

ITEM 5.   OTHER INFORMATION.  Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (A)  EXHIBITS.
               10.1 Strategic  Collaboration  Agreement between Peter Halmos and
                    Sons, Inc. and the Registrant

               99.1 Certification  pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

          (B)  REPORTS ON FORM 8-K. Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ParkerVision, Inc.
                                        Registrant


May 9, 2003                             By: /s/ Jeffrey L. Parker
                                            ---------------------
                                        Jeffrey L. Parker
                                        Chairman and Chief Executive Officer


May 9, 2003                             By: /s/ Cynthia L. Poehlman
                                            -----------------------
                                        Cynthia L. Poehlman
                                        Chief Accounting Officer

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


Date: May 9, 2003             /s/ Jeffrey L. Parker
      -----------             ---------------------
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


Date: May 9, 2003             /s/ Cynthia L. Poehlman
      -----------             -----------------------
                              Name: Cynthia L. Poehlman
                              Title: Chief Accounting Officer