Form 10-Q
period 2003-06-30
PARKERVISION INC
filed 2003-08-14
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
    (X)         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

    ( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
                For the transition period from ________ to ________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 5, 2003, 15,496,782 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,
                                                        2003        December 31,
                     ASSETS                          (unaudited)        2002
                     ------                         ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                        $  2,445,456    $  1,087,033
   Short-term investments                              9,129,597      13,867,763
   Accounts receivable, net of allowance for
      doubtful accounts of $96,768 at June 30,
      2003 and $105,984 at December 31, 2002           1,834,086       2,158,577
   Inventories, net                                    2,156,682       3,090,884
   Prepaid expenses and other                          2,338,553       2,587,376
                                                    ------------    ------------
          Total current assets                        17,904,374      22,791,633


PROPERTY AND EQUIPMENT, net                            5,625,520       6,183,534

INTANGIBLE ASSETS AND OTHER, net                      10,797,203       8,870,803
                                                    ------------    ------------

          Total assets                              $ 34,327,097    $ 37,845,970
                                                    ============    ============

      The accompanying notes are an integral part of these balance sheets.

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,
                                                            2003         December 31,
      LIABILITIES AND SHAREHOLDERS' EQUITY               (unaudited)         2002
      ------------------------------------              ------------     ------------

CURRENT LIABILITIES:
   Accounts payable                                     $    928,352     $    759,242
   Accrued expenses:
        Salaries and wages                                   699,399          951,430
        Warranty reserves                                    193,652          248,230
        Lease obligation                                     271,636          357,417
        Professional fees                                    102,231          271,225
        Other accrued expenses                                80,181          107,598
   Deferred revenue                                        1,045,147        1,003,466
                                                        ------------     ------------
          Total current liabilities                        3,320,598        3,698,608

DEFERRED INCOME TAXES                                        100,773          100,773

COMMITMENTS AND CONTINGENCIES
       (Note 9)

                                                        ------------     ------------
          Total liabilities                                3,421,371        3,799,381
                                                        ------------     ------------

SHAREHOLDERS' EQUITY:
   Convertible preferred stock, $1 par value,
     5,000,000 shares authorized, 0 and
     13,678 shares issued and
     outstanding at June 30, 2003 and December 31,
     2002, respectively                                            0           13,678
   Common stock, $.01 par value, 100,000,000 shares
     authorized, 15,496,782 and 13,989,329 shares
     issued and outstanding at June 30, 2003 and
     December 31, 2002, respectively                         154,968          139,893
   Warrants outstanding                                   16,807,505       16,807,505
   Additional paid-in capital                             98,057,198       90,428,998
   Accumulated other comprehensive income                    147,620          310,869
   Accumulated deficit                                   (84,261,565)     (73,654,354)
                                                        ------------     ------------
          Total shareholders' equity                      30,905,726       34,046,589
                                                        ------------     ------------

          Total liabilities and shareholders' equity    $ 34,327,097     $ 37,845,970
                                                        ============     ============

        The accompanying notes are an integral part of these statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                    Three months ended June 30,        Six months ended June 30,
                                                   -----------------------------     -----------------------------
                                                       2003             2002             2003             2002
                                                   ------------     ------------     ------------     ------------
Product revenue, net                               $  2,141,897     $  2,788,368     $  3,597,413     $  5,510,790
Support and other services revenue, net                 248,340          235,740          552,994          539,325
                                                   ------------     ------------     ------------     ------------
     Total net revenues                               2,390,237        3,024,108        4,150,407        6,050,115
                                                   ------------     ------------     ------------     ------------

Cost of goods sold - products                         1,250,918        1,606,119        2,172,456        3,049,154
Cost of goods sold - support and other services         314,132          288,100          586,848          597,598
                                                   ------------     ------------     ------------     ------------
     Total cost of goods sold                         1,565,050        1,894,219        2,759,304        3,646,752
                                                   ------------     ------------     ------------     ------------
Gross margin                                            825,187        1,129,889        1,391,103        2,403,363
                                                   ------------     ------------     ------------     ------------

Research and development expenses                     3,509,112        3,205,177        7,768,862        6,654,633
Marketing and selling expenses                        1,102,184        1,109,159        1,974,174        1,821,455
General and administrative expenses                   1,384,555        1,243,573        2,558,226        2,285,246
Loss on disposal of property and equipment                    0           44,821                0           52,091
                                                   ------------     ------------     ------------     ------------
     Total operating expenses                         5,995,851        5,602,730       12,301,262       10,813,425
                                                   ------------     ------------     ------------     ------------

Loss from operations                                 (5,170,664)      (4,472,841)     (10,910,159)      (8,410,062)

Interest and other income                               121,546          203,268          302,948          485,568
                                                   ------------     ------------     ------------     ------------

Net loss                                           $ (5,049,118)    $ (4,269,573)    $(10,607,211)    $ (7,924,494)
                                                   ============     ============     ============     ============

Basic and diluted net loss per common share        $      (0.33)    $      (0.31)    $      (0.72)    $      (0.57)
                                                   ============     ============     ============     ============

        The accompanying notes are an integral part of these statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30,                          June 30,
                                                                 -----------------------------     -----------------------------
                                                                     2003             2002             2003             2002
                                                                 ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (5,049,118)    $ (4,269,573)    $(10,607,211)    $ (7,924,494)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                   708,573          723,846        1,451,938        1,434,287
        Amortization of discounts on investments                       46,585           56,136           91,423          126,135
        Provision for obsolete inventories                             75,000           75,000          150,000          150,000
        Stock compensation                                            200,000          290,816          593,096          693,759
        Gain on sale of investments                                   (64,083)          (1,461)        (169,606)         (14,249)
        Loss on disposal of property and equipment                          0           44,821                0           52,091
        Changes in operating assets and liabilities:
          Accounts receivable, net                                   (199,132)         (48,128)         324,491         (978,452)
          Inventories                                                 620,087          332,678          784,202         (390,590)
          Prepaid and other assets                                    386,530          581,730          507,119          312,451
          Accounts payable and accrued expenses                    (1,298,782)        (815,526)        (419,691)        (243,866)
          Deferred revenue                                            113,181          224,163           41,681         (122,421)
                                                                 ------------     ------------     ------------     ------------
          Total adjustments                                           587,959        1,464,075        3,354,653        1,019,145
                                                                 ------------     ------------     ------------     ------------
          Net cash used in operating activities                    (4,461,159)      (2,805,498)      (7,252,558)      (6,905,349)
                                                                 ------------     ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments available for sale                     (1,787,338)      (6,474,508)      (4,810,403)      (7,809,671)
   Proceeds from sale and maturity of investments                   1,683,520       13,893,048        9,463,504       17,659,822
   Proceeds from sale of property and equipment                             0                0                0            7,200
   Purchases of property and equipment                                (96,519)        (548,030)        (438,416)        (676,736)
   Payments for patent costs                                         (449,625)        (471,681)        (682,552)        (778,088)
                                                                 ------------     ------------     ------------     ------------
          Net cash (used in) provided by investing activities        (649,962)       6,398,829        3,532,133        8,402,527
                                                                 ------------     ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                              13,933          383,225        5,078,848          383,225
                                                                 ------------     ------------     ------------     ------------
          Net cash provided by financing activities                    13,933          383,225        5,078,848          383,225
                                                                 ------------     ------------     ------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                                        (5,097,188)       3,976,556        1,358,423        1,880,403

CASH AND CASH EQUIVALENTS, beginning of period                      7,542,644        2,467,382        1,087,033        4,563,535
                                                                 ------------     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                         $  2,445,456     $  6,443,938     $  2,445,456     $  6,443,938
                                                                 ============     ============     ============     ============

        The accompanying notes are an integral part of these statements.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   ACCOUNTING POLICIES
     -------------------

     The accompanying unaudited consolidated financial statements of ParkerVision, Inc. and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 2002. There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2002.

     COMPREHENSIVE INCOME. The Company's other comprehensive income is comprised of net unrealized gains (losses) on investments available-for-sale which are included in accumulated other comprehensive income in the consolidated balance sheets. The Company's other comprehensive (loss) income for the three-month periods ended June 30, 2003 and 2002 was $(44,746) and $275,152, respectively. The Company's total comprehensive loss for the six-month periods ended June 30, 2003 and 2002 was $(5,093,864) and $(3,994,421), respectively. The Company's other comprehensive (loss) income for the six-month periods ended June 30, 2003 and 2002 was $(163,249) and $41,443, respectively. The Company's total comprehensive loss for the six-month periods ended June 30, 2003 and 2002 was $(10,770,460) and $(7,883,051), respectively.

     CONSOLIDATED STATEMENTS OF CASH FLOWS. The Company paid no cash for income taxes or interest for the three or six-month periods ended June 30, 2003 and 2002. On April 28, 2003 the Company issued restricted common stock, valued at approximately $2,400,000, under the terms of the 2000 Performance Equity Plan as consideration for professional services (see note 8).

     WARRANTY COSTS
     For camera products and related accessories, the Company warrants against defects in workmanship and materials for approximately one year. For PVTV systems, the Company warrants against software bugs and defects in workmanship and material for a period of ninety days from the site commissioning date. Estimated costs related to warranties are accrued at the time of revenue recognition and are included in cost of sales. The Company offers extended service and support contracts on its PVTV automated production systems. A reconciliation of the changes in the aggregate product warranty liability for the six month period ended June 30, 2003 is as follows:

                                                      Warranty Reserve
                                                       Debit/(Credit)
                                                         ----------
     Balance at the beginning of the period              $ (248,230)
     Accruals for warranties issued during the period       (36,098)
     Accruals related to pre-existing warranties
     (including changes in estimates)                             0
     Settlements made (in cash or in kind)
     during the year                                         90,676
                                                         ----------
     Balance at the end of the period                    $ (193,652)
                                                         ==========

A reconciliation of the changes in the aggregate deferred revenue from extended service contracts for the six-month period ended June 30, 2003 is as follows:

                                                     Deferred Revenue
                                                       from Extended
                                                     Service Contracts
                                                       Debit/(Credit)
                                                         ---------
     Balance at the beginning of the period              $(383,704)
     Accruals for contracts issued during the period      (305,125)
     Revenue recognized during the period                  259,632
                                                         ---------
     Balance at the end of the period                    $(429,197)
                                                         =========

     ACCOUNTING FOR STOCK BASED COMPENSATION. At June 30, 2003, the Company has two stock-based employee compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" to stock-based employee compensation.

                                                        Six months ended
                                                  -----------------------------
                                                    June 30,         June 30,
                                                      2003             2002
                                                  ------------     ------------
     Net loss, as reported                        $(10,607,211)    $ (7,924,494)
     Deduct:  Total stock-based employee
     compensation expense determined under fair
     value based method for all awards, net of
     related tax effects                            (4,038,929)      (5,678,696)
                                                  ------------     ------------
     Pro forma net loss                           $(14,646,140)    $(13,603,190)
                                                  ============     ============
     Basic net loss per share:  As reported       $       (.72)    $       (.57)
                                                  ============     ============
                                Pro forma         $       (.95)    $       (.97)
                                                  ============     ============

     RECENT ACCOUNTING PRONOUNCEMENTS. In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of
     Variable Interest Entities." This interpretation of ARB No. 51 "Consolidated Financial Statements" discusses the consolidation by business enterprises of variable interest entities. FIN 46 requires that the holder of a variable interest evaluate whether or not a variable interest entity should be consolidated. The consolidation provisions apply immediately for a variable interest entity created after January 31, 2003 and after June 15, 2003 for a variable interest entity created before February 1, 2003. The adoption of this standard had no impact on the Company's financial statements.

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 addresses the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments within its scope be classified as a liability if the instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the implementation of this standard to have any impact on its financial statements.

2.   LIQUIDITY
     ---------

     The Company has made substantial investment in developing the technologies for its products, the returns on which are dependent upon the generation and realization of future revenues. The Company has incurred losses from operations and negative cash flows in every year since inception and has utilized the proceeds from the sale of its equity securities to fund operations. For the six-month period ended June 30, 2003, the Company incurred a net loss of approximately $10.6 million and negative cash flows from operations of approximately $7.3 million. At June 30, 2003, the Company had an accumulated deficit of approximately $84.3 million and working capital of approximately $14.6 million. Although management expects to generate revenues from initial sales of its wireless products in 2003, these revenues will not be sufficient to offset the expenses from continued investment in its video and wireless product development and marketing activities. Therefore, operating losses and negative cash flows will continue through 2003 and possibly beyond. As more fully discussed in Note 8, the Company obtained equity financing that it believes, along with existing financial resources, will allow for sufficient liquidity to fund operations through at least the next nine months.

     The long-term continuation of the Company's business plans is dependent upon generation of sufficient revenues from its products to offset expenses and additional financing. In the event that the Company does not generate sufficient revenues, it will be required to obtain additional funding through public or private financing, commercial borrowings or other financings and/or reduce certain discretionary spending. Management believes certain operating costs could be reduced if working capital decreases significantly and additional funding is not available. In addition, the Company currently has no outstanding long-term debt obligations. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on the Company's ability to achieve its intended long-term business objectives.

3.   LOSS PER SHARE
     --------------

     Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended June 30, 2003 and 2002 is 15,418,752 and 13,955,667, respectively.
     The weighted average number of common shares outstanding for the six-month periods ended June 30, 2003 and 2002 is 14,751,571 and 13,925,183, respectively. The total number of options and warrants to purchase 6,763,845 and 6,234,899 shares of common stock that were outstanding at June 30, 2003 and 2002, respectively, were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

4.   INVENTORIES:
     -----------

     Inventories consist of the following:
                                                      June 30,     December 31,
                                                        2003           2002
                                                    ------------   ------------
         Purchased materials                        $  1,505,674   $  2,010,578
         Work in process                                  87,744         74,707
             Finished goods                              316,707        672,356
         Spare parts and demonstration inventory       1,185,404      1,165,545
                                                    ------------   ------------
                                                       3,095,529      3,923,186
         Less allowance for inventory obsolescence      (938,847)      (832,302)
                                                    ------------   ------------
                                                    $  2,156,682   $  3,090,884
                                                    ============   ============

5.   OTHER ASSETS:
     ------------

     Other assets consists of the following:
                                                June 30, 2003
                                ----------------------------------------------
                                   Gross
                                  Carrying       Accumulated
                                   Amount        Amortization      Net Value
                                ------------     ------------     ------------
     Patents and copyrights     $ 10,294,382     $ (2,303,188)    $  7,991,194
     Prepaid services              1,600,000         (200,000)       1,400,000
     Prepaid licensing fees        1,080,000         (228,167)         851,833
     Other intangible assets         364,830         (364,830)               0
     Deposits and other              554,176                0          554,176
                                ------------     ------------     ------------
                                $ 13,893,388     $ (3,096,185)    $ 10,797,203
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
                                ============     ============     ============

6.   BUSINESS SEGMENT INFORMATION
     ----------------------------

     The  Company's   segments  include  the  Video  Products  Division  ("Video
     Division") and the Wireless Technology Division ("Wireless Division"). Segment results are as follows (in thousands):

                                           Three months ended         Six months ended
                                          ---------------------     ---------------------
                                          June 30,     June 30,     June 30,     June 30,
                                            2003         2002         2003         2002
                                          --------     --------     --------     --------
     NET SALES:
       Video Division                     $  2,390     $  3,024     $  4,150     $  6,050
       Wireless Division                         0            0            0            0
                                          --------     --------     --------     --------
           Total net sales                $  2,390     $  3,024     $  4,150     $  6,050
                                          ========     ========     ========     ========

     LOSS FROM OPERATIONS:
       Video Division                     $   (985)    $   (816)    $ (2,025)    $   (991)
       Wireless Division                    (4,186)      (3,657)      (8,885)      (7,419)
                                          --------     --------     --------     --------
            Total loss from operations    $ (5,171)    $ (4,473)    $(10,910)    $ (8,410)
                                          ========     ========     ========     ========

     DEPRECIATION:
       Video Division                     $    124     $    131     $    252     $    267
       Wireless Division                       374          362          745          719
                                          --------     --------     --------     --------
           Total depreciation             $    498     $    493     $    997     $    986
                                          ========     ========     ========     ========

     AMORTIZATION OF
     IDENTIFIABLE INTANGIBLES
     AND OTHER ASSETS:
       Video Division                     $     45     $     32     $     78     $     61
       Wireless Division                       166          199          377          387
                                          --------     --------     --------     --------
           Total amortization             $    211     $    231     $    455     $    448
                                          ========     ========     ========     ========

     CAPITAL EXPENDITURES:
       Video Division                     $     28     $    183     $     86     $    236
       Wireless Division                        69          365          353          435
        Corporate                                0            0            0            6
                                          --------     --------     --------     --------
           Total capital expenditures     $     97     $    548     $    439     $    677
                                          ========     ========     ========     ========

                                                   June 30,     December 31,
                                                     2003           2002
                                                  ----------     ----------
     ASSETS:
       Video Division                             $    5,695     $    7,052
       Wireless Division                              15,370         13,758
       Corporate                                      13,262         17,036
                                                  ----------     ----------
           Total assets                           $   34,327     $   37,846
                                                  ==========     ==========

     Corporate assets consist of the following:
                                                   June 30,     December 31,
                                                     2003           2002
                                                  ----------     ----------
     Cash and investments                         $   11,575     $   14,955
     Prepaid & other                                     828          1,454
     Property and equipment, net                         360            427
     Other assets                                        499            200
                                                  ----------     ----------
        Total assets                              $   13,262     $   17,036
                                                  ==========     ==========

7.   STOCK OPTIONS
     -------------

     For the three month period ended June 30, 2003, the Company granted stock options under the 1993 Stock Plan (the "1993 Plan") to purchase an aggregate of 48,000 shares of its common stock at exercise prices ranging from $5.42 to $8.78 per share in connection with hiring and retention of employees. These options vest ratably over five years and expire five years from the date they become vested.

     The Company also granted stock options under the 2000 Performance Equity Plan (the "2000 Plan") in connection with hiring an employee to purchase an aggregate of 3,000 shares of its common stock at an exercise price of $6.50 per share. These options vest ratably over five years and expire five years from the date they become vested.

     As of June 30, 2003 options to purchase 2,528,540 and 185,491 shares of common stock were available for future grants under the 2000 and 1993 Plans, respectively. As of September 10, 2003 the Company will no longer be able to issue grants under the 1993 Plan.

8.   STOCK AUTHORIZATION AND ISSUANCE
     --------------------------------

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

     On April 28, 2003, the Company entered into an agreement with a corporate third party to conceive and develop new business opportunities for the Company. In consideration of the services to be rendered over a three-year term, the Company issued 250,000 shares of restricted common stock, under the terms of the 2000 Performance Equity Plan with an aggregate value of approximately $2,400,000, or $9.60 per share. The shares are fully vested and non-forfeitable, and they are subject to a sales limitation of a maximum of 83,334 shares per year. The $2,400,000 was capitalized and is being amortized to expense over the three-year term of the related agreement.

9.   LEGAL PROCEEDINGS
     -----------------

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

Results of Operations for Each of the Three and Six-Month Periods Ended June 30,
--------------------------------------------------------------------------------
2003 and 2002
-------------

Revenues
--------
Revenues for the three months ended June 30, 2003 decreased $633,871 as compared to the same period in 2002 and revenues for the six-month period ended June 30, 2003 decreased by $1,899,708. This decrease in revenues was due to a decrease in camera revenue of approximately $593,000 and $732,000 for the three and six month periods, respectively, and a decrease in PVTV(TM) revenue of approximately $53,000 and $1,182,000 for the three and six month periods respectively. The number of camera and PVTV(TM) systems sold and the average selling price per system for the three and six month periods are as follows:

                                                              Average Selling
                                Number of Systems Sold        Price per System
                                 ---------------------     ---------------------
                                 June 30,     June 30,     June 30,     June 30,
                                   2003         2002         2003         2002
                                 --------     --------     --------     --------
PVTV(TM) SYSTEMS
   Three month period                   5            5     $324,000     $334,000
   Six month period                     9           10     $300,000     $388,000

CAMERA SYSTEMS
   Three month period                  37          147     $ 14,500     $  7,600
   Six month period                    58          226     $ 15,400     $  7,200

The decrease in PVTV(TM) revenue for the three and six month periods was primarily due to the mix of products sold, resulting in a lower average selling price per system. For the three and six months periods ended June 2002, the systems sold were primarily dual configuration systems for higher broadcast markets. In comparison, for the three and six month periods ended June 2003, the majority of systems sold were single configuration systems which have a substantially lower selling price per system.

Camera revenues declined due to a notable decrease in the number of units sold, only partially offset by an increase in the average selling price per system. The decline in unit sales is due to the discontinuation of the Company's single chip product line in late 2002, offset somewhat by an increase in sales of the Company's higher-end three chip camera systems. The increase in average selling price per system is reflective of the shift in sales to the higher priced three chip systems.

Gross Margin
------------
For the three-month periods ended June 30, 2003 and 2002, gross margins based on aggregate revenues, as a percentage of sales were 34.5% and 37.4%, respectively. For the six-month periods ended June 30, 2003 and 2002, gross margins as a percentage of sales were 33.5% and 39.7%, respectively. The decreases in margins are primarily due to the mix of products sold and the absorption of relatively fixed overhead costs over a lower production volume in the first half of 2003.

Research and Development Expenses
---------------------------------
The Company's research and development expenses for the three and six month periods ended June 30, 2003 increased $303,935 and $1,114,229 as compared to the same periods in 2002. The increase on a quarterly basis is primarily due to increased third party development fees and prototype chip development expenses. The year to date increase is the result of increased wireless prototype chip development expenses including foundry costs, increased personnel costs and increased third party development fees.

Marketing and Selling Expenses
------------------------------
Marketing and selling expenses decreased $6,975 for the three-month period and increased $152,719 for the six-month period ended June 30, 2003 as compared to the same periods in 2002. The decrease for the three-month period ended June 30, 2003 is primarily due to decreases in trade show and travel expenses in the video division offset somewhat by an increase in personnel in the wireless division in late 2002 and early 2003. The year to date increase is primarily due to an increase in personnel in the wireless division in late 2002 and early 2003.

General and Administrative Expenses
-----------------------------------
For the three and six month period ended June 30, 2003, general and administrative expenses increased $140,982 and $272,980 over the same periods in 2002. These increases are largely due to increased insurance premiums and professional fees.

Interest and Other Income
-------------------------
Interest and other income consist of interest earned on the Company's investments, as well as net gains on the sale of investments. Interest and other income for the three and six month period ended June 30, 2003 decreased $81,722 and $182,620 from the same periods in 2002. This decrease is the result of declining interest rates and continued use of cash and investments to fund operations.

Loss and Loss per Share
-----------------------
The Company's net loss increased by $779,545 or two cents per common share from the three-month period ended June 30, 2003 to the same period in 2002. This increase in net loss is largely due to the decreased revenues and gross margin, and increases in research and development and general and administrative expenses. On a year to date basis, the Company's net loss increased by $2,682,717 or $0.15 per common share. This increase in net loss is primarily due to decreased revenues from the video division, increased expenses in wireless research and development, and marketing and selling expenses and increases in general and administrative expenses for both divisions.

Backlog
-------
At June 30, 2003, the Company had a backlog of approximately $490,000 which consists primarily of PVTV systems and related services with expected delivery dates during the third quarter of 2003. The backlog at June 30, 2003 is not necessarily indicative of future quarters performance.

Liquidity and Capital Resources
-------------------------------
At June 30, 2003, the Company had working capital of $14.6 million, a decrease of $4.5 million from $19.1 million at December 31, 2002. The decrease is due to the continued use of cash and cash equivalents and short-term investments to fund operations. The Company's principal source of liquidity at June 30, 2003 consisted of approximately $11.6 million in cash, cash equivalents and short-term investments.

On March 27, 2003, the Company received $5,078,200 from the sale of an aggregate of 1,154,437 shares of its common stock in private placement transactions which increased working capital for the first quarter. These shares constitute approximately 7.6% of the Company's outstanding common stock on an after-issued basis. Leucadia National Corporation and another third party purchased 659,387 shares of common stock at a price of $3.91 per share. The Parker family, including CEO Jeffrey Parker, purchased 495,050 shares of common stock at the market price of $5.05 per share.

The Company's future business plans call for continued investment in research and development and sales and marketing costs related to its video and wireless technologies. The Company intends to utilize its working capital to fund its future business plans. Although management expects to generate revenues from initial sales of its wireless products in 2003, these revenues together with the video related revenues will not be sufficient to offset the expenses from the continued investment in its video and wireless product development and sales and marketing activities. Therefore, operating losses and negative cash flows will continue through 2003 and possibly beyond.

The Company believes that its current capital resources together with the proceeds of the March 2003 equity financing are currently sufficient to support the Company's liquidity requirements at least through the next nine months. The long-term continuation of the Company's business plans is dependent upon generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient revenues, it will be required to obtain additional funding through public or private sales of securities, commercial borrowings and/or other financing techniques. In addition, the Company currently has no outstanding long-term debt obligations. Management believes certain discretionary spending and operating costs could be reduced if working capital decreases significantly from the current level and additional funding is not available. The effect of any cost cutting measures, however, may not be immediately reflected in the financial condition of the Company, and may have an adverse impact on the current business and near-term plans of the Company. Failure to generate sufficient revenues, raise additional capital and/or reduce spending could have a material adverse effect on the Company's ability to achieve its intended long-term business objectives.

ITEM 4.   CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.   CHANGES IN SECURITIES.

Sales of Unregistered Securities
--------------------------------

                                         Consideration received and         Exemption      If option, warrant or
                                         description of underwriting or     from           convertible security,
Date of        Title of        Number    other discounts to market price    registration   terms of exercise or
 sale          security         sold     afforded to purchasers             claimed        conversion
-------------------------------------------------------------------------------------------------------------------
4/03 -         Options to      51,000       Option granted - no                 4(2)       Expire five years from
6/03           purchase                     consideration received by                      date vested, options
               common stock                 Company until exercise                         vest ratably over five
               granted to                                                                  years at exercise prices
               employees                                                                   ranging from $5.42 to
                                                                                           $8.78 per share

4/28/03        Common Stock    250,000      $9.60 per share                     4(2)       N/A

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting on June 26, 2003. The shareholders elected Messrs. Jeffrey Parker, Todd Parker, David Sorrells, William Hightower, Richard Kashnow, William Sammons, and Papken Der Torossian as directors. The following is a tabulation of votes cast for and against and abstentions for each item submitted for approval:

                                            Votes Cast
                                ---------------------------------
                 Name                For              Against        Withheld
     ---------------------------------------------------------------------------
     Jeffrey Parker               11,732,261           44,784         447,860
     Todd Parker                  11,732,261           44,784         447,860
     David Sorrells               11,732,261           44,784         447,860
     William Hightower            11,732,261           44,784         447,860
     Richard Kashnow              11,732,261           44,784         447,860
     William Sammons              11,732,261           44,784         447,860
     Papken Der Torossian         11,732,261           44,784         447,860

ITEM 5.   OTHER INFORMATION.  Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

               31.1 Section 302 Certification of Jeffery L. Parker

               31.2 Section 302 Certification of Cynthia Poehlman

               32.1 Section 906 Certification

          (b)  REPORTS ON FORM 8-K. Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ParkerVision, Inc.
                                        Registrant


August 14, 2003                         By: /s/ Jeffrey L. Parker
                                            ---------------------
                                        Jeffrey L. Parker
                                        Chairman and Chief Executive Officer


August 14, 2003                         By: /s/ Cynthia L. Poehlman
                                            -----------------------
                                        Cynthia L. Poehlman
                                        Chief Accounting Officer