Form 10-Q
period 2003-09-30
PARKERVISION INC
filed 2003-11-14
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
     (X)         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 5, 2003, 15,640,940 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                     September 30,  December 31,
               ASSETS                                    2003           2002
               ------                                ------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents                         $    223,875   $  1,087,033
   Short-term investments                               6,758,090     13,867,763
   Accounts receivable, net of allowance for
      doubtful accounts of $96,768 at
      September 30, 2003 and $109,584 at
      December 31, 2002
                                                        1,828,722      2,158,577
   Inventories, net                                     2,527,727      3,090,884
   Prepaid expenses and other                           1,901,114      2,587,376
                                                     ------------   ------------
         Total current assets                          13,239,528     22,791,633


PROPERTY AND EQUIPMENT, net                             5,033,897      6,183,534

INTANGIBLE ASSETS AND OTHER, net                       11,532,498      8,870,803
                                                     ------------   ------------

         Total assets                                $ 29,805,923   $ 37,845,970
                                                     ============   ============

      The accompanying notes are an integral part of these balance sheets.

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                   September 30,   December 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                   2003            2002
------------------------------------               ------------    ------------

CURRENT LIABILITIES:
   Accounts payable                                $  1,088,894    $    759,242
   Accrued expenses:
      Salaries and wages                                772,069         951,430
      Warranty reserves                                 192,294         248,230
      Lease obligation                                  228,747         357,417
      Professional fees                                 109,228         271,225
      Other accrued expenses                            101,644         107,598
   Deferred revenue                                   1,036,228       1,003,466
                                                   ------------    ------------
         Total current liabilities                    3,529,104       3,698,608

DEFERRED INCOME TAXES                                   100,773         100,773

COMMITMENTS AND CONTINGENCIES
   (Note 9)

                                                   ------------    ------------
         Total liabilities                            3,629,877       3,799,381
                                                   ------------    ------------

SHAREHOLDERS' EQUITY:
   Convertible preferred stock, $1 par value,
    5,000,000 shares authorized, 0 and 13,678
    shares issued and outstanding at September
    30, 2003 and December 31, 2002, respectively
                                                              0          13,678
   Common stock, $.01 par value, 100,000,000
    shares authorized, 15,635,940 and 13,989,329
    shares issued and outstanding at September
    30, 2003 and December 31, 2002, respectively        156,359         139,893
   Warrants outstanding                              16,807,505      16,807,505
   Additional paid-in capital                        99,010,677      90,428,998
   Accumulated other comprehensive income                90,228         310,869
   Accumulated deficit                              (89,888,723)    (73,654,354)
                                                   ------------    ------------
         Total shareholders' equity                  26,176,046      34,046,589
                                                   ------------    ------------

         Total liabilities and
          shareholders' equity                     $ 29,805,923    $ 37,845,970
                                                   ============    ============

      The accompanying notes are an integral part of these balance sheets.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                       Three months ended               Nine months ended
                                                          September 30,                   September 30,
                                                  ----------------------------    ----------------------------
                                                      2003            2002            2003            2002
                                                  ------------    ------------    ------------    ------------
Product revenue, net                              $  1,025,841    $  1,956,242    $  4,623,254    $  7,467,032
Support and other services revenue, net                324,698         324,354         877,692         863,679
                                                  ------------    ------------    ------------    ------------
   Total net revenues                                1,350,539       2,280,596       5,500,946       8,330,711
                                                  ------------    ------------    ------------    ------------

Cost of goods sold - products                          622,008       1,244,385       2,794,464       4,293,539
Cost of goods sold - support and other services        311,643         288,710         898,491         886,308
                                                  ------------    ------------    ------------    ------------
   Total cost of goods sold                            933,651       1,533,095       3,692,955       5,179,847
                                                  ------------    ------------    ------------    ------------
Gross margin                                           416,888         747,501       1,807,991       3,150,864
                                                  ------------    ------------    ------------    ------------

Research and development expenses                    3,849,680       3,539,049      11,618,542      10,193,682
Marketing and selling expenses                         814,626         707,131       2,788,800       2,528,586
General and administrative expenses                  1,359,822       1,141,351       3,918,048       3,426,597
Loss (Gain) on disposal of property and
   equipment                                            84,007            (448)         84,007          51,643
                                                  ------------    ------------    ------------    ------------
   Total operating expenses                          6,108,135       5,387,083      18,409,397      16,200,508
                                                  ------------    ------------    ------------    ------------

Loss from operations                                (5,691,247)     (4,639,582)    (16,601,406)    (13,049,644)

Interest and other income                               64,089         239,260         367,037         724,828
                                                  ------------    ------------    ------------    ------------

Net loss                                          $ (5,627,158)   $ (4,400,322)   $(16,234,369)   $(12,324,816)
                                                  ============    ============    ============    ============

Basic and diluted net loss per common share       $      (0.36)   $      (0.31)   $      (1.08)   $      (0.88)
                                                  ============    ============    ============    ============

      The accompanying notes are an integral part of these balance sheets.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                       Three Months Ended               Nine Months Ended
                                                                          September 30,                   September 30,
                                                                  ----------------------------    ----------------------------
                                                                      2003            2002            2003            2002
                                                                  ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $ (5,627,158)   $ (4,400,322)   $(16,234,369)   $(12,324,816)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Bad debts                                                              0           5,202               0          31,186
      Depreciation and amortization                                    700,074         758,535       2,152,012       2,192,822
      Amortization of discounts on investments                          39,843          88,476         131,266         214,611
      Provision for obsolete inventories                                75,000          75,000         225,000         225,000
      Stock compensation                                               200,000         290,816         793,096         984,575
      Gain on sale of investments                                      (31,876)        (88,523)       (201,482)       (102,772)
      Loss on disposal of property and equipment                        84,007            (448)         84,007          51,643
      Changes in operating assets and liabilities:
         Accounts receivable, net                                        5,364          (5,235)        329,855      (1,009,671)
         Inventories                                                  (446,045)        274,217         338,157        (116,373)
         Prepaid and other assets                                      458,444        (228,643)        965,563          83,808
         Accounts payable and accrued expenses                         217,425         176,228        (202,266)        (67,638)
         Deferred revenue                                               (8,919)        (68,821)         32,762        (191,242)
                                                                  ------------    ------------    ------------    ------------
            Total adjustments                                        1,293,317       1,276,804       4,647,970       2,295,949
                                                                  ------------    ------------    ------------    ------------
            Net cash used in operating activities                   (4,333,841)     (3,123,518)    (11,586,399)    (10,028,867)
                                                                  ------------    ------------    ------------    ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments available for sale                        (792,657)     (7,689,821)     (5,603,060)    (15,499,492)
   Proceeds from sale and maturity of investments                    3,098,805       6,902,572      12,562,309      24,562,394
   Proceeds from sale of property and equipment                        437,855             460         437,855           7,660
   Purchases of property and equipment                                (411,154)       (120,875)       (849,570)       (797,611)
   Payments for patent costs                                          (225,459)       (383,859)       (908,011)     (1,161,947)
                                                                  ------------    ------------    ------------    ------------
            Net cash provided by (used in) investing activities      2,107,390      (1,291,523)      5,639,523       7,111,004
                                                                  ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                4,870         100,000       5,083,718         483,225
                                                                  ------------    ------------    ------------    ------------
            Net cash provided by financing activities                    4,870         100,000       5,083,718         483,225
                                                                  ------------    ------------    ------------    ------------

NET DECREASE  IN CASH AND CASH EQUIVALENTS
                                                                    (2,221,581)     (4,315,041)       (863,158)     (2,434,638)

CASH AND CASH EQUIVALENTS, beginning of period                       2,445,456       6,443,938       1,087,033       4,563,535
                                                                  ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                          $    223,875    $  2,128,897    $    223,875    $  2,128,897
                                                                  ============    ============    ============    ============

      The accompanying notes are an integral part of these balance sheets.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   ACCOUNTING POLICIES
     -------------------

     The accompanying unaudited consolidated financial statements of ParkerVision, Inc. and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 2002. There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2002.

     COMPREHENSIVE INCOME. The Company's other comprehensive income is comprised of net unrealized gains (losses) on investments available-for-sale which are included in accumulated other comprehensive income in the consolidated balance sheets. The Company's other comprehensive (loss) income for the three-month periods ended September 30, 2003 and 2002 was $(57,392) and $164,152, respectively. The Company's total comprehensive loss for the three-month periods ended September 30, 2003 and 2002 was $(5,684,550) and $(4,236,170), respectively. The Company's other comprehensive (loss) income for the nine-month periods ended September 30, 2003 and 2002 was $(220,641) and $205,595 respectively. The Company's total comprehensive loss for the nine-month periods ended September 30, 2003 and 2002 was $(16,455,010) and $(12,119,221), respectively.

     CONSOLIDATED STATEMENTS OF CASH FLOWS. The Company paid no cash for income taxes or interest for the three or nine-month periods ended September 30, 2003 and 2002. On April 28, 2003 the Company issued restricted common stock, valued at approximately $2,400,000, under the terms of the 2000 Performance Equity Plan as consideration for professional services (see note 8). On September 19, 2003 the Company issued restricted common stock, valued at approximately $950,000, as consideration for a license agreement (see note 8).

     WARRANTY COSTS
     For camera products and related accessories, the Company warrants against defects in workmanship and materials for approximately one year. For PVTV systems, the Company warrants against software bugs and defects in workmanship and material for a period of ninety days from the site commissioning date. Estimated costs related to warranties are accrued at the time of revenue recognition and are included in cost of sales. The Company offers extended service and support contracts on its PVTV automated production systems. A reconciliation of the changes in the aggregate product warranty liability for the nine month period ended September 30, 2003 is as follows:

                                                           Warranty Reserve
                                                            Debit/(Credit)
                                                             ------------
     Balance at the beginning of the period                  $   (248,230)
     Accruals for warranties issued during the period             (46,382)
     Settlements made (in cash or in kind) during the year        102,318
                                                             ------------
     Balance at the end of the period                        $   (192,294)
                                                             ============

     A reconciliation of the changes in the aggregate deferred revenue from extended service contracts for the nine-month period ended September 30, 2003 is as follows:

                                                           Deferred Revenue
                                                            from Extended
                                                          Service Contracts
                                                            Debit/(Credit)
                                                             ------------
     Balance at the beginning of the period                  $   (383,704)
     Accruals for contracts issued during the period             (456,401)
     Revenue recognized during the period                         382,825
                                                             ------------
     Balance at the end of the period                        $   (457,280)
                                                             ============

     ACCOUNTING FOR STOCK BASED COMPENSATION. At September 30, 2003, the Company has two stock-based employee compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" to stock-based employee compensation.

                                                   Nine months ended
                                              ----------------------------
                                              September 30,   September 30,
                                                  2003            2002
                                              ------------    ------------
     Net loss, as reported                    $(16,234,369)   $(12,324,816)
     Deduct:Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax effects
                                               (10,888,006)    (14,646,458)
                                              ------------    ------------
     Pro forma net loss                       $(27,122,375)   $(26,971,274)
                                              ============    ============
     Basic net loss per share:  As reported   $      (1.08)   $       (.88)
                                              ============    ============
               Pro forma                      $      (1.81)   $      (1.93)
                                              ============    ============

     RECENT ACCOUNTING PRONOUNCEMENTS. In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 addresses the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments within its scope be classified as a liability if the instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Portions of this standard have been deferred for further discussions by the FASB. The Company does not expect the implementation of this standard in its current form to have any impact on its financial statements. However, it is not determinable as to what impact the deferred portions of this standard may have in future periods.

     RECLASSIFICATIONS. Certain reclassifications have been made to the 2002 financial statements in order to conform to the 2003 presentation.

2.   LIQUIDITY
     ---------

     The Company has made substantial investment in developing the technologies for its products, the returns on which are dependent upon the generation and realization of future revenues. The Company has incurred losses from operations and negative cash flows in every year since inception and has utilized the proceeds from the sale of its equity securities to fund operations. For the nine-month period ended September 30, 2003, the Company incurred a net loss of approximately $16.2 million and negative cash flows from operations of approximately $11.6 million. At September 30, 2003, the Company had an accumulated deficit of approximately $89.9 million and working capital of approximately $9.7 million. Although the Company began sales of its wireless products in the fourth quarter of 2003, the revenues from these and other sales will not be sufficient to offset the expenses from continued investment in its video and wireless product development and marketing activities. Therefore, operating losses and negative cash flows will continue through 2003 and possibly beyond.

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

     On November 12, 2003, the Company signed subscription agreements with institutional and other investors for the sale of 2,310,714 shares of the Company's common stock at $8.75 per share in a private placement transaction. The Company will receive approximately $19,000,000 in net proceeds. These proceeds, when received, together with the Company's current cash and investments, are expected to be sufficient to fund operations for the next 12 months as well as on a longer term basis if necessary.

3.   LOSS PER SHARE
     --------------

     Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended September 30, 2003 and 2002 is 15,513,757 and 13,976,225,
     respectively. The weighted average number of common shares outstanding for the nine-month periods ended September 30, 2003 and 2002 is 15,008,425 and 13,940,916, respectively. The total number of options and warrants to purchase 7,322,735 and 6,307,700 shares of common stock that were outstanding at September 30, 2003 and 2002, respectively, were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

4.   INVENTORIES:
     -----------

     Inventories consist of the following:
                                                   September 30,   December 31,
                                                       2003            2002
                                                   ------------    ------------
     Purchased materials                           $  1,797,918    $  2,010,578
     Work in process                                     84,776          74,707
     Finished goods                                     458,554         672,356
     Spare parts and demonstration inventory          1,200,326       1,165,545
                                                   ------------    ------------
                                                      3,541,574       3,923,186
     Less allowance for inventory obsolescence       (1,013,847)       (832,302)
                                                   ------------    ------------
                                                   $  2,527,727    $  3,090,884
                                                   ============    ============

5.   OTHER ASSETS:
     ------------

     Other assets consists of the following:

                                            September 30, 2003
                               --------------------------------------------
                                  Gross
                                 Carrying      Accumulated
                                  Amount       Amortization      Net Value
                               ------------    ------------    ------------
     Patents and copyrights    $ 10,519,842    $ (2,468,347)   $  8,051,495
     Prepaid services             1,600,000        (400,000)      1,200,000
     Prepaid licensing fees       2,030,000        (282,167)      1,747,833
     Other intangible assets        364,830        (364,830)              0
     Deposits and other             533,170               0         533,170
                               ------------    ------------    ------------
                               $ 15,047,842    $ (3,515,344)   $ 11,532,498
                               ============    ============    ============

                                            December 31, 2002
                               --------------------------------------------
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
                               ============    ============    ============

6.   BUSINESS SEGMENT INFORMATION
     ----------------------------

     The Company's segments include the Video Products Division ("Video Division") and the Wireless Technology Division ("Wireless Division"). Certain reclassifications have been made to the 2002 segment results in order to conform with the 2003 presentation. Segment results are as follows (in thousands):

                                             Three months ended              Nine months ended
                                        ----------------------------    ----------------------------
                                        September 30,   September 30,   September 30,   September 30,
                                            2003            2002            2003            2002
                                        ------------    ------------    ------------    ------------
NET REVENUES:
   Video Division                       $      1,351    $      2,281    $      5,501    $      8,331
   Wireless Division                               0               0               0               0
                                        ------------    ------------    ------------    ------------
      Total net revenues                $      1,351    $      2,281    $      5,501    $      8,331
                                        ============    ============    ============    ============

LOSS FROM OPERATIONS:
   Video Division                       $       (835)   $       (548)   $     (2,454)   $     (1,245)
   Wireless Division                          (4,022)         (3,462)        (11,746)        (10,008)
   Corporate                                    (834)           (630)         (2,401)         (1,797)
                                        ------------    ------------    ------------    ------------
      Loss from operations              $     (5,691)   $     (4,640)   $    (16,601)   $    (13,050)
                                        ============    ============    ============    ============

DEPRECIATION:
   Video Division                       $        103    $        125    $        328    $        363
   Wireless Division                             347             356           1,052           1,032
   Corporate                                      31              36              98             108
                                        ------------    ------------    ------------    ------------
      Total depreciation                $        481    $        517    $      1,478    $      1,503
                                        ============    ============    ============    ============

AMORTIZATION OF IDENTIFIABLE
INTANGIBLES AND OTHER ASSETS:
   Video Division                       $         51    $         36    $        129    $         97
   Wireless Division                             168             205             545             592
                                        ------------    ------------    ------------    ------------
      Total amortization                $        219    $        241    $        674    $        689
                                        ============    ============    ============    ============

CAPITAL EXPENDITURES:
   Video Division                       $         14    $         33    $        100    $        269
   Wireless Division                             397              68             750             503
   Corporate                                       0              20               0              26
                                        ------------    ------------    ------------    ------------
      Total capital expenditures        $        411    $        121    $        850    $        798
                                        ============    ============    ============    ============

                                                    September 30,  December 31,
                                                        2003           2002
                                                    ------------   ------------
     ASSETS:
        Video Division                              $      5,775   $      7,052
        Wireless Division                                 14,237         12,893
        Corporate                                          9,794         17,901
                                                    ------------   ------------
           Total assets                             $     29,806   $     37,846
                                                    ============   ============

     Corporate assets consist of the following:
                                                    September 30,  December 31,
                                                        2003           2002
                                                    ------------   ------------
     Cash and investments                           $      6,982   $     14,955
     Prepaid and other                                       529          1,457
     Property and equipment, net                             630          1,276
     Other assets                                          1,653            213
                                                    ------------   ------------
        Total assets                                $      9,794   $     17,901
                                                    ============   ============

7.   STOCK OPTIONS
     -------------

     For the three month period ended September 30, 2003, the Company granted stock options under the 1993 Stock Plan (the "1993 Plan") to purchase an aggregate of 5,000 shares of its common stock at an exercise price of $6.48 per share in connection with retention of employees. These options vest ratably over five years and expire on the fifth anniversary of the last vesting date.

     For the three months ended September 30, 2003 the Company granted stock options under the 2000 Performance Equity Plan (the "2000 Plan") in connection with hiring and retention of employees to purchase an aggregate of 24,800 shares of its common stock at exercise prices ranging from $6.71 to $7.89 per share. These options vest ratably over five years and expire five years from the date they become vested. The Company also granted a stock option to an officer and director of the Company to purchase 500,000 shares of its common stock at an exercise price of $8.00 per share. These options vest ratably over five years and expire on the fifth anniversary of the last vesting date. The Company also granted a stock option under the 2000 Plan to a director of the Company to purchase 100,000 shares of its common stock at an exercise price of $7.25 per share. This option vests ratably over two years and expires ten years from the date it becomes vested.

     As of September 30, 2003 options to purchase 1,916,160 shares of common stock were available for future grants under the 2000 Plan. As of September 10, 2003 the Company was no longer able to issue grants under the 1993 Plan.

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

     On September 3, 2003, the Company entered into a license agreement with SkyCross, Inc. ("SkyCross") for certain antenna technology to be utilized in current and future products for the Company's wireless division. In consideration for the license, the Company issued 138,158 shares of restricted common stock with an aggregate value of $950,000 or $6.88 per share. These shares were subsequently registered for resale by SkyCross under an S-3 registration statement. The shares are fully vested and non-forfeitable, and they are subject to a sales limitation of a maximum of 2,500 shares per day, or 5% of the average daily trading volume, whichever is greater. The agreement provides that, if under certain circumstances SkyCross does not realize at least $950,000 from the sale of the stock by January 1, 2004, the Company will issue additional shares or pay SkyCross an amount equal to the value of the shortfall.

9.   LEGAL PROCEEDINGS
     -----------------

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

10.  SUBSEQUENT EVENT
     ----------------

     On November 12, 2003, the Company signed subscription agreements with institutional and other investors for the sale of 2,310,714 shares of the Company's common stock at $8.75 per share in a private placement transaction. The Company will receive approximately $19,000,000 in proceeds net of investment banking fees of approximately 1.2 million.

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

Results  of  Operations  for Each of the  Three  and  Nine-month  Periods  Ended
--------------------------------------------------------------------------------
September 30, 2003 and 2002
---------------------------

Revenues
--------
Revenues  for the three and nine  months  ended  September  30,  2003  decreased
$930,057 and $2,829,765, respectively, when compared to the same periods in 2002. These decreases in revenue were due to decreases in PVTV(TM) revenue of approximately $286,000 and $1,468,000 for the three and nine month periods, respectively, and decreases in camera revenue of approximately $644,000 and $1,376,000 for the three and nine month periods respectively. The number of camera and PVTV systems sold and the average selling price per system for the three and nine month periods are as follows:

                                Number of Systems Sold    Average Selling Price per System
                              ---------------------------   ---------------------------
                              September 30,  September 30,  September 30,  September 30,
                                  2003           2002           2003           2002
                              ------------   ------------   ------------   ------------
PVTV SYSTEMS
   Three month period               2              4        $    348,000   $    246,000
   Nine month period               11             14        $    309,000   $    348,000

CAMERA SYSTEMS
   Three month period              20             96        $     16,500   $     10,100
   Nine month period               78            322        $     15,700   $      8,100

The decrease in PVTV revenue for the three month period ended September 30, 2003 was due to a decrease in unit sales, offset largely by an increase in the average selling price per system due to the configuration of the systems sold. For the nine-month period ended September 30, 2003, the decrease in revenue is due to a lower average selling price per system combined with a decrease in the number of systems sold.

Camera revenues declined for both the three and nine month periods due to a notable decrease in the number of units sold, only partially offset by an increase in the average selling price per system. The decline in unit sales is due to the discontinuation of the Company's single chip product line in late 2002. The increase in average selling price per system is reflective of the shift in sales mix to the higher priced three chip systems.

The Company's support and other service revenue remained relatively flat over the three and nine month periods ended September 30, 2003 when compared to the same periods in 2002. As a percentage of sales, support and other service revenue represented 24% and 16%, respectively, of total revenue for the three and nine month periods ended September 30, 2003. This compares to 14% and 10% of total revenues for the three and nine month periods ended September 30, 2002. The increase in support and other service revenue as a percent of sales from 2002 to 2003 is primarily due to a relatively stable recurring revenue stream despite declining product sales for the periods.

Gross Margin
------------
For the three-month periods ended September 30, 2003 and 2002, gross margins based on aggregate revenues, as a percentage of sales were 30.9% and 32.8%, respectively. For the nine-month periods ended September 30, 2003 and 2002, gross margins as a percentage of sales were 32.9% and 37.8%, respectively. The decreases in margins are primarily due to the mix of products sold and the absorption of relatively fixed overhead costs over a lower production and sales volume in the first three quarters of 2003.

Research and Development Expenses
---------------------------------
The Company's research and development expenses for the three and nine month periods ended September 30, 2003 increased $310,631 and $1,424,860 as compared to the same periods in 2002. The increase on a quarterly basis is primarily due to increased third party development fees and increased personnel costs offset somewhat by a decrease in foundry expenses for the Company's wireless division. The year to date increase is the result of increased wireless prototype chip development expenses including foundry costs, increased personnel costs and increased third party development fees, primarily related to the wireless division. The personnel costs for the third quarter of 2003 include severance payments related to a reduction in engineering staff in the Company's wireless division. The reduction in staff was due to a shift in the Company's resources from development to commercialization of its initial wireless products. The Company expects its reductions in research and development costs to be somewhat offset by increases in sales and marketing expenses over the next several quarters.

Marketing and Selling Expenses
------------------------------
Marketing and selling expenses increased $107,495 and $260,214 for the three and nine month periods ended September 30, 2003 as compared to the same periods in 2002. The increase for the three and nine months periods is primarily due to an increase in sales personnel and related travel costs in the wireless division in late 2002 and early 2003. These expenses are expected to increase in the future as the Company further commercializes its wireless products.

General and Administrative Expenses
-----------------------------------
For the three and nine month period ended September 30, 2003, general and administrative expenses increased $218,471 and $491,451 over the same periods in 2002. These increases are largely due to increased insurance premiums and professional fees. These expenses are expected to continue to be significant in future periods.

Interest and Other Income
-------------------------
Interest and other income consist of interest earned on the Company's investments, as well as net gains on the sale of investments. Interest and other income for the three and nine month period ended September 30, 2003 decreased $175,171 and $357,791 from the same periods in 2002. This decrease is the result of declining interest rates and continued use of cash and investments to fund operations.

Loss and Loss per Share
-----------------------
The Company's net loss increased by $1,226,836 or five cents per common share from the three-month period ended September 30, 2003 to the same period in 2002. This increase in net loss is largely due to the decreased revenues and gross margin, and increases in research and development and general and administrative expenses. On a year to date basis, the Company's net loss increased by $3,909,553 or $0.20 per common share. This increase in net loss is primarily due to decreased revenues from the video division, increased expenses in research and development and marketing and selling expenses for the wireless division and increases in general and administrative expenses overall.

Backlog
-------
At September 30, 2003, the Company had a backlog of approximately $1,117,000 which consists primarily of PVTV systems and related services with expected delivery dates during the fourth quarter of 2003 and first quarter of 2004. The backlog at September 30, 2003 is not necessarily indicative of future quarters performance.

Liquidity and Capital Resources
-------------------------------
At September 30, 2003, the Company had working capital of $9.7 million, a decrease of $9.4 million from $19.1 million at December 31, 2002. The decrease is due to the continued use of cash and cash equivalents and short-term investments to fund operations. The Company's principal source of liquidity at September 30, 2003 consisted of approximately $7 million in cash, cash equivalents and short-term investments.

On March 27, 2003, the Company received $5,078,200 from the sale of an aggregate of 1,154,437 shares of its common stock in private placement transactions which increased working capital for the first quarter.

On November 12, 2003, the Company signed subscription agreements with institutional and other investors for the sale of 2,310,714 shares of the Company's common stock at $8.75 per share in a private placement transaction. The Company will receive approximately $19,000,000 in net proceeds. These proceeds, when received, together with the Company's current cash and investments, are expected to be sufficient to fund operations for the next 12 months as well as on a longer term basis if necessary.

The Company's future business plans call for continued investment in research and development and sales and marketing costs related to its video and wireless technologies. The Company intends to utilize its working capital to fund its future business plans. Although initial sales of the Company's wireless products commenced in the fourth quarter of 2003, these revenues together with the video related revenues will not be sufficient to offset the expenses from the continued investment in its video and wireless product development and sales and marketing activities. Therefore, operating losses and negative cash flows will continue through 2003 and possibly beyond.

The long-term continuation of the Company's business plans is dependent upon generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient revenues, it may be required to obtain additional funding through public or private sales of securities, commercial borrowings and/or other financing techniques. In addition, the Company currently has no outstanding long-term debt obligations. Management believes certain discretionary spending and operating costs could be reduced if working capital decreases significantly from the current level and additional funding is not available. The effect of any cost cutting measures, however, may not be immediately reflected in the financial condition of the Company, and may have an adverse impact on the current business and near-term plans of the Company. Failure to generate sufficient revenues, raise additional capital when needed and/or reduce spending could have a material adverse effect on the Company's ability to achieve its intended long-term business objectives.

ITEM 4. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES.

Sales of Unregistered Securities
--------------------------------

                                                                                       Exemption
                                               Consideration received and description  from          If option, warrant or
                                               of underwriting or other discounts to   registration  convertible security, terms
Date of sale  Title of security   Number sold  market price afforded to purchasers     claimed       of exercise or conversion
------------------------------------------------------------------------------------------------------------------------------------
7/03 -        Options to            29,800     Option granted - no consideration          4(2)       Expire five years from date
9/03          purchase common                  received by Company until exercise                    vested, options vest ratably
              stock granted to                                                                       over five years at exercise
              employees                                                                              prices ranging from $6.48 to
                                                                                                     $7.89 per share

8/11/03       Options to            100,000    Option granted - no consideration          4(2)       Expire ten years from date
              purchase common                  received by Company until exercise                    vested, options vest ratably
              stock granted to a                                                                     over two years at an exercise
              director                                                                               price of $7.25 per share

9/2/03        Options to            500,000    Option granted - no consideration          4(2)       Expire five years from date
              purchase common                  received by Company until exercise                    vested, options vest ratably
              stock granted to                                                                       over five years at an exercise
              an officer and                                                                         price of $8.00 per share
              director

9/3/03        Common Stock          138,158    $6.88 per share                            4(2)       N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable.

ITEM 5. OTHER INFORMATION. Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

          31.1 Section 302 Certification of Jeffrey L. Parker

          31.2 Section 302 Certification of Cynthia Poehlman

          32.1  Section 906 Certification

     (b) REPORTS ON FORM 8-K. Form 8-K, dated September 4, 2003. Item 5- Other events. Report of employment of William A. Hightower as President.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ParkerVision, Inc.
                                        Registrant


November 14, 2003                       By: /s/Jeffrey L. Parker
                                        ------------------------
                                        Jeffrey L. Parker
                                        Chairman and Chief Executive Officer


November 14, 2003                       By: /s/Cynthia L. Poehlman
                                        --------------------------
                                        Cynthia L. Poehlman
                                        Chief Accounting Officer