Form 10-K/A
period 2002-12-31
PARKERVISION INC
filed 2004-01-22
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 1O-K/A

                          AMENDMENT NO. 1 TO FORM 10-K

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

ITEM 14.  CONTROLS AND PROCEDURES

Based on the evaluation conducted by the Chief Executive Officer ("CEO") and Chief Accounting Officer ("CAO"), as of a date within 90 days of the filing date of this annual report ("Evaluation Date"), of the effectiveness of the Company's disclosure controls and procedures, the CEO and CAO concluded that, as of the Evaluation Date, (1) there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, (2) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date and (3) no corrective actions were required to be taken. Therefore the CEO and CAO concluded that the Company's disclosure controls and procedures were effective.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PARKERVISION, INC.
Date: January 20, 2004                       By: /s/ Jeffrey L. Parker
                                                 ---------------------
                                             Jeffrey L. Parker
                                             Chief Executive Officer