Form 10-Q/A
period 2003-03-31
PARKERVISION INC
filed 2004-01-22
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q
(Mark One)
   (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                        ParkerVision, Inc.
                                        Registrant

January 20, 2004                        By: /s/ Jeffrey L. Parker
                                            ---------------------
                                        Jeffrey L. Parker
                                        Chairman and Chief Executive Officer