Form 10-K/A
period 2002-12-31
PARKERVISION INC
filed 2004-02-10
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 1O-K/A

                          AMENDMENT NO. 2 TO FORM 10-K

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No
                                      ---   ---

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

ITEM 14. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2002 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PARKERVISION, INC.
Date: February 9, 2004                            By: /s/ Jeffrey L. Parker
                                                      ---------------------
                                                  Jeffrey L. Parker
                                                  Chief Executive Officer
                                       2