Form 10-Q/A
period 2003-03-31
PARKERVISION INC
filed 2004-02-10
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

                          AMENDMENT NO. 2 TO FORM 10-Q

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No___.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 5, 2003, 15,245,282 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

ITEM 4. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2003 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ParkerVision, Inc.
                                            Registrant

February 9, 2004                            By: /s/Jeffrey L. Parker
                                                --------------------
                                            Jeffrey L. Parker
                                            Chairman and Chief Executive Officer