Form 10-K
period 2003-12-31
PARKERVISION INC
filed 2004-03-15
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-K

(Mark One)        (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes /X/ No /_/

As of June 30, 2003, the aggregate market value of the Issuer's Common Stock, $.01 par value, held by non-affiliates of the Issuer was approximately $70,732,472 (based upon $6.49 per share closing price on that date, as reported by The Nasdaq National Market).

As of March 10, 2004, 17,959,504 shares of the Issuer's Common Stock were outstanding.

Documents incorporated by reference: Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2004 Annual Meeting are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

                             DESCRIPTION OF BUSINESS

ParkerVision, Inc. (the "Company") was incorporated under the laws of the state of Florida on August 22, 1989. The Company is organized in two distinct business segments - the Wireless Division and the Video Division. Refer to Footnote 12 to the Consolidated Financial Statements included in Item 8 for financial information regarding the Company's business segments.

Recent Developments
-------------------

On February 25, 2004, the Company entered into an asset purchase agreement and various ancillary agreements with Thomson Broadcast & Media Solutions, Inc. and Thomson Licensing, SA for the sale of certain designated assets of the Company's video division. The transaction is expected to close in the second quarter of 2004, subject to the approval of the Company's stockholders and other customary closing conditions. The assets to be sold are those used in connection with and relating to the video division , including the PVTV and CameraMan products and services, and further including patents, patent applications, tradenames, trademarks and other intellectual property, inventory, specified design, development and manufacturing equipment, and obligations under outstanding contracts for products and services and other assets. Certain specified assets related to the video division, such as accounts receivable and certain contracts, were excluded from the transaction. The purchase price of the assets is $12,500,000, subject to adjustment upon verification of the actual value of certain tangible and current assets that will be transferred, minus certain liabilities. The Company currently believes that the adjustment will result in approximately $1,500,000 of additional purchase price.

Upon completion of the sale of the video division assets, the Company's operations will consist of a single segment, its current wireless division. To date, this division has not generated any significant revenues. The ability for wireless revenues to offset costs is subject to the Company continuing to expand its product line and attracting additional means of distribution, among other things. The sale of the video division will enable the Company to focus all of its resources and efforts on the wireless division and provide the Company with additional working capital. The Company believes its proprietary wireless technologies embody significant industry advances that can be commercialized in the near term. After careful consideration, the Company believes the sale of the video division is the best business strategy for the Company, its current customers and the development of the wireless division.

For more detail about the terms of the sale of the video division, persons are referred to the Company's Form 8-K Current Report filed February 26, 2004.

                                WIRELESS DIVISION

The Company's wireless division is engaged in the design, development and marketing of products based on its proprietary Direct2Data(TM) or D2D(TM) technology. The D2D technology is a wireless direct conversion radio frequency technology which may be applied to all areas of wireless communications.

The Company has designed and produced D2D-based transceivers with a proprietary electronic circuit configuration which enables the creation of practical, high performance transceivers that reduce or eliminate transmission and receiving problems when compared to other commercially available designs. Wireless products employing D2D technology, when compared to products utilizing traditional electronic circuit designs, have the ability to function at farther distances, with increased connection reliability, may be manufactured less expensively, and consume less power.

The Company has targeted wireless local area networking ("WLAN") for its initial products. The Company completed its first transceiver chips for the WLAN market in 2002, and in 2003 began marketing its chips to other equipment manufacturers and other design manufacturers who manufacture and sell WLAN products or application modules that embed WLAN capabilities. At the same time, the Company began pursuing a business strategy of developing its own D2D-based WLAN products for marketing to end users. The Company's initial revenues from its wireless division, although not significant, were recognized in the fourth quarter of 2003 from the sales of its first end-user products.

Products
--------

In the fourth quarter of 2003, the Company introduced its first D2D-based WLAN end-user products. The Company's current WLAN products are for wireless Internet data networking applications. These products include a wireless local area networking card, designed for use with laptop computers, and a wireless universal serial bus adaptor for use with desktop computers. In addition, the Company introduced a wireless four-port router for networking applications, with shipments expected to begin in the first quarter of 2004. These initial products are targeted for the small office, home office segment of the WLAN market. The Company's wireless local area networking card and USB adaptor are sold at a list price of approximately $90. The Company's wireless four-port router is sold at a list price of approximately $200.

The Company's product development plans over the next twelve to eighteen months include expanding its WLAN applications to products that incorporate audio, video and voice, through wireless networking. In addition, the Company is currently researching the use of its D2D technology for cordless phone applications.

Marketing and Sales
-------------------

The Company currently promotes and sells its WLAN end-user products in the US through its own website and through an internet-based retail relationship with TigerDirect.com. The Company's products offer professional telephone support at no charge and currently include a 30-day money-back guarantee to allow the consumer a "risk-free" test of the Company's product performance claims. In addition, the Company warrants its wireless products for one year. The Company typically ships product within one to three days of receipt of order, however new product introductions may have scheduled deliveries two to eight weeks from receipt of order. Due to the relatively short period of time from order to delivery, the Company currently has no material order backlog for these products.

The Company is currently exploring additional channels of commercial product distribution in the US, including retail storefront outlets and value-added reseller relationships. The Company also plans to explore distribution in Canada in 2004.

Competition
-----------

The wireless division operates in a highly competitive industry. The Company's WLAN products compete with product offerings from a number of companies with established brand recognition and distribution channels. Some of these competitors offer their products at prices similar to or lower than that of the Company's products. The Company believes Linksys, Netgear and D-Link collectively account for over 50% of the North American market for consumer wireless networking products and Cisco, Symbol Technologies and Proxim/Orinoco dominate the enterprise market for wireless networking products in North America. The markets are growing and changing rapidly, however, and market share can shift dramatically from one quarter to the next.

The Company believes it can compete in this industry based on the product performance enabled by its D2D technology. The Company's ability to compete is highly dependent upon its ability to build brand recognition and distribution. The Company also seeks competitive advantage by offering a 30-day money-back guarantee which allows the consumer to test its performance claims first hand. The Company offers telephone support and warrants its products for one year, both of which are customary practices for this market segment.

With regard to OEM sales of its transceiver chips or chipsets, the Company also faces competition from well-established companies in the industry. Some of these competing companies offer complete chipsets while others offer transceiver chips or baseband/mac processing chips. In this market, the Company also plans to compete based on product performance.

Many of the Company's competitors in the wireless communications industry are well-established, have substantially greater financial and other resources than the Company, have established reputations for success in the development, sale and service of products, and have significant advertising budgets to permit them to implement extensive advertising and promotional campaigns in response to competitors. In addition, certain of these competitors have the financial resources necessary to enable them to withstand substantial price competition.

Production and Supply
---------------------

The Company manufactures certain of its wireless products and subassemblies at its Jacksonville, Florida facility. The Company's operations involve inspection of components, assembly of the system's electronic circuitry and other components, a series of quality specification measurements, and various other computer, visual and physical tests to certify final performance specifications, and packaging. The Company has sufficient production capacity to satisfy increased demand for the foreseeable future. In addition, the Company believes the production processes for its wireless products could be assumed by third-party manufacturers, if necessary, to satisfy additional capacity requirements.

For its wireless router products, the Company currently manufactures a D2D chip subassembly and then provides this subassembly to an offshore manufacturer for incorporation into a complete wireless router product utilizing the manufacturer's router and networking technology. The Company believes there are a number of alternative router products and technologies available that could be integrated with the D2D technology to achieve similar wireless router products, however the Company would likely experience some time delays for design integration and manufacturing start up with these alternative companies. As the Company expands its product line, it may enter into similar product manufacturing arrangements with others. The Company depends on its third-party manufacturers to satisfy performance and quality specifications and to dedicate sufficient capacity for production of products within scheduled delivery times. Failure or delay by these manufacturers in supplying products, within specifications, to the Company would adversely affect the Company's ability to obtain and deliver products on a timely and competitive basis.

The components utilized in the Company's wireless division manufacturing operations include D2D transceiver chips and other third-party chips and components. The Company's D2D-based transceiver chips are currently produced under a foundry relationship with Texas Instruments. The Company depends on Texas Instruments to satisfy performance and quality specifications and dedicate sufficient capacity for production of chips within scheduled delivery times. The Company endeavors to mitigate the potential adverse effect of supply interruptions by maintaining an adequate supply of its chips and by developing relationships with additional foundries. Failure or delay by a foundry to supply chips to the Company, failure or delay by a foundry in meeting the performance or quality specifications, or changes to the foundry process specifications would adversely affect the Company's ability to obtain and deliver chips on a timely and competitive basis.

The other component parts of the Company's products are obtained from third-party manufacturers and/or distributors. The Company depends upon these third party suppliers for various critical components to its products, including baseband/mac WLAN chips and antennas, among others. The Company mitigates the potential adverse effect of supply interruptions by maintaining sufficient on-hand quantities of long lead-time components. In addition, where applicable, the Company attempts to enter into licensing or other arrangements whereby the Company secures access to the underlying component technologies. This strategy not only secures supply of current components, it also allows the Company the ability to enhance existing technologies for use in its future products. To date, the Company has entered into such licensing arrangements for baseband/mac WLAN chips and antennas.

At December 31, 2003, the wireless division maintained an inventory of system components of approximately $299,000. To the extent the Company experiences an increase in sales volume beyond current projections and capacities, it is possible the Company will experience product delivery delays due to component supply issues.

                                 VIDEO DIVISION

The video division is engaged in the design, development and marketing of automated live television production systems, marketed under the tradename PVTV(TM), and automated video camera control systems, marketed under the tradename CameraMan(R). Within this division, the Company also provides training, support and other services related to these products.

The Company has entered into an agreement to sell the video division, which is expected to close in the second quarter of 2004. The discussion included below reflects the historical performance of the division and, to some extent, its continued operations until the sale is completed, but does not reflect the Company's operations as affected by the disposition or development after consummation of the sale.

Products and Services
---------------------

The Company's video division revenue percentages by product and/or service lines are as follows:

Product/Service                                   2003         2002         2001
---------------                                   ----         ----         ----
PVTV systems                                       61%          64%          24%
CameraMan systems (stand-alone)                    22%          26%          66%
Training and other services                         8%           4%           3%
Recurring & other support                           9%           6%           7%

The Company's PVTV systems are fully-integrated PC-based production control room systems designed specifically to meet the needs of studio production markets. The PVTV system integrates video, audio, teleprompter, machine control and camera control functions into a one or two-operator station. PVTV systems also typically incorporate two or more of the Company's three chip camera systems. The PVTV proprietary automation technology allows the system operator to build, revise and preview a production in storyboard fashion and then run the entire live or live-to-tape production from a single or multi-user interface. The system is designed to allow organizations to economize resources by maximizing their production capabilities.

The PVTV product line is currently available in three application-specific packages: PVTV NEWS targeted for broadcast and cable production markets, PVTV PRO targeted for corporations and government facilities and PVTV Learning targeted at educational users including high schools, colleges and universities. The Company's PVTV sales to date have been primarily in the broadcast and cable market segment. The list prices for PVTV systems generally range from approximately $150,000 to $550,000.

The Company's patented CameraMan automated video camera control systems utilize a computerized base which pans and tilts simultaneously to achieve fluid motion, into which is integrated a three-chip (3-CCD) imaging broadcast quality camera. CameraMan also includes, as an option, a proprietary and patented automatic tracking capability. Additional peripheral devices are available to control the automatic tracking functions and to remotely control base unit and camera functions. CameraMan robotic camera products are offered in a variety of application-specific packages. These products are targeted at broadcasters and other users of high-end camera products and can be operated on a stand-alone basis, or in connection with the PVTV systems. The Company's 3-CCD camera control systems have list prices ranging from approximately $16,000 to $32,000. In 2003, the Company introduced a lower cost 3-CCD CameraMan system developed specifically for distance education and broadband webcasting applications. This system, with deliveries beginning in the first quarter of 2004, is priced at approximately $10,000 to $12,000.

The Company's training and other service revenue, and recurring support revenue is primarily related to services and support for the PVTV system purchases. The Company utilizes in-house trainers, project managers and support staff to guide the broadcaster through the transition from a traditionally manual production environment to an automated control room system as well as provide extended support services after the transition is completed. Managing the transition to automation in a broadcast environment requires extensive planning and training. Training includes a basic PVTV system overview, advanced functionality and workflow processes, shadowing existing newscasts to simulate the process, talent rehearsals and finally recovery training so that PVTV operators are properly prepared for the transition.

The Company has a product currently in beta testing called the PVTV WebSTATION for News, which is a patent-pending system designed to leverage the automation capabilities of PVTV NEWS for Internet live and on-demand distribution. The Company is evaluating various business models for this product and believes it will further enhance the broadcaster's relationship and investment with the Company. The product is expected to interface with both existing and new PVTV installations. The Company expects to launch its WebSTATION product in 2004.

Marketing and Sales
-------------------

The Company's PVTV systems are targeted primarily at, and sold directly to broadcasters in the US and Canada. The Company also markets corporate and education-based PVTV systems that are sold either directly by the Company or by authorized audio-visual dealers in the US.

The Company has built a comprehensive team that has successfully transitioned broadcasters from a decades-old traditional process to the streamlined PVTV technology-based process. Currently, the Company sells the majority of its PVTV automated production systems in a consultative system selling process with its own national sales organization. In addition to system sales, the Company provides ongoing training and annual service and support contracts for its PVTV systems. Primarily internal trainers, project managers and support personnel provide these services.

In addition to its own sales force, the Company's video division has a network of audiovisual product dealers, telecommunication dealers and systems integrators. This dealer network is responsible for stand-alone three-chip CameraMan video camera control system sales. Select dealers are also authorized to market and sell the Company's lower-end PVTV solutions to corporate and education customers.

The Company's video division revenue percentages by distribution channel are as follows:

DISTRIBUTION CHANNEL                        2003            2002            2001
--------------------------------------------------------------------------------

Direct                                       75%             72%             29%
Resellers                                    25%             27%             62%
OEM Customers                                 0%              1%              9%

The Company's video division revenue percentages by geographic area are as follows:

GEOGRAPHIC REGION                           2003            2002            2001
--------------------------------------------------------------------------------

United States                                75%             93%             90%
Canada                                       22%              3%              0%
Other                                         3%              4%             10%

For the year ended December 31, 2003, two broadcast customers, Canadian Broadcasting Corporation and Gray Communications, Inc., accounted for approximately 22% and 10%, respectively, of the Company's total revenues. In 2002, three broadcast customers, Lin Television Corporation, McGraw-Hill Broadcasting, Inc. and Cablevision, accounted for approximately15%, 14%, and 17%, respectively, of the Company's total revenues. No single customer accounted for more than 10% of the Company's revenues in 2001.

The Company's sales cycle for its camera and production products can vary from one to eighteen months. The period from execution of a customer's purchase order to delivery of a CameraMan system is typically one to six weeks. The period from execution of a customer's purchase contract to delivery of a PVTV system typically ranges from one to three months depending on supply lead times, customer site readiness, and customer installation schedules.

At December 31, 2003, the Company had a backlog of PVTV products and related services of approximately $1,005,000, compared to approximately $700,000 at December 31, 2002. This backlog consists of orders for which deposits and purchase contracts have been received, and in some cases, represents the services to be performed for PVTV systems that have already been delivered. The Company had no material backlog of camera orders at either December 31, 2003 or 2002. As a result of the generally short cycle between order and shipment and occasional customer changes in delivery schedules, the Company does not believe its backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

Competition
-----------

Due to the comprehensive functionality of ParkerVision's PVTV solution, the Company does not compete directly with any similar solution. The Company is not aware of any competitors who currently offer an automated system solution comparable to PVTV that integrates all of the discrete components and equipment through a single interface. However, the Company competes with a range of vendors who collectively offer video switchers and various other products for production and control room environments. Competition within the broadcast operations market is generally based on product performance, breadth of product line, service and support, market presence and price.

The Company believes the most compelling reason for a broadcaster to purchase PVTV is operational efficiencies and enhanced capabilities. The Company also expects to successfully compete in the marketplace based on PVTV's patented technology and technical services expertise.

Although unique in the industry as the only comprehensive totally integrated 3-CCD camera system, the Company's CameraMan product faces pricing competition especially in the price sensitive videoconferencing and distance learning applications. Competing applied systems exist whereby integrators can assemble pan/tilt robotic heads and various other ancillary products to achieve a competitive offering at lower price points. The Company believes it can compete with this approach by selling a totally integrated solution produced and supported by a single source supplier.

The Company's digital 3-CCD CameraMan camera system offering is typically packaged with PVTV systems targeted at broadcasters, corporate, government and education vertical markets. As a packaged solution, the product competes successfully except in larger broadcast markets that use higher-end robotic systems manufactured by others. In these applications, PVTV integrates with these competitive camera system products to address customer requirements for PVTV.

Production and Supply
---------------------

The Company currently produces products for its video division at its Jacksonville, Florida manufacturing facility. The Company's operations involve inspection of components, assembly of the system's electronic circuitry and other components, a series of quality specification measurements, and various other computer, visual and physical tests to certify final performance specifications, and packaging. The Company believes it has sufficient production capacity to satisfy increased demand for the foreseeable future.

The Company obtains all of its component parts, including standard electronic components and specially designed components, from third-party manufacturers. The Company currently purchases all of its specially designed component parts from single-source suppliers. The Company owns the design and dies for such components and believes that alternative sources of supply for such components are available. In addition, the Company purchases the camera modules for its automated camera systems and several of the hardware components for its automated production systems from single-source suppliers. Alternative sources of supply would require modifications to existing systems. The Company maintains blanket orders and/or OEM purchase contracts with key suppliers. The Company purchases other system components pursuant to purchase orders placed from time to time in the ordinary course of business.

For the year ended December 31, 2003, three suppliers of significant components to the Company's video products individually accounted for more than 10% of the Company's component purchases. Panasonic, Canon, USA, Inc. and Snell and Wilcox accounted for approximately 15%, 14% and

12%, respectively, of the Company's total component purchases in 2003. The Company maintains OEM or integrator relationships with Snell and Wilcox and Panasonic and purchases on a purchase order basis from Canon. The Company has maintained a relationship with Panasonic for over three years and relationships with its other significant suppliers for over five years. To date, the Company has never terminated, or been terminated by, a significant supplier.

The Company attempts to forecast orders and to purchase long lead-time components in advance of receipt of purchase orders so it can provide deliveries of completed systems within its standard delivery period. At December 31, 2003, the video division maintained an inventory of standard electronic and other system components of approximately $1,571,000.

For camera products and related accessories, the Company warrants against defects in workmanship and materials for approximately one year. For PVTV systems, the Company warrants against software bugs and defects in workmanship and material for a period of ninety days from commissioning of a site. During the warranty period the Company will replace parts and make repairs to system components at its expense. The Company records a reserve for future warranty costs at the time of sale. The Company also offers, at an additional fee, extended service and support contracts on its PVTV automated production systems. The revenue from all extended support contracts is recognized on a straight-line basis over the service period, generally one to three years.

                             PATENTS AND TRADEMARKS

The Company considers its intellectual property, including patents, patent applications and trademarks, to be significant to the competitive positioning of both the video and wireless business segments. The Company has a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where it believes filing for such protection is appropriate to establish and maintain its proprietary rights in its technology and products.

In the wireless division, the Company has obtained 29 patents related to its D2D technology and has over 90 patent applications pending in the United States and other countries. In the video division, the Company has obtained 25 patents related to its camera tracking technology and automated production systems and has 27 additional applications pending. The Company estimates the economic life of its wireless and video patents are approximately twenty and five years, respectively.

                              GOVERNMENT REGULATION

The Company utilizes wireless communications in both its video and wireless products. These wireless communications utilize infrared and radio frequency technology that is subject to regulation by the Federal Communications Commission ("FCC") in the United States and similar government agencies in foreign countries. The Company has obtained, is in the process of obtaining, or will obtain all licenses and approvals necessary for the operation of its products and technologies in those countries that it sells products. To date, the Company has not encountered any significant inability or limitations on obtaining required material licenses. There can be no assurance that, in the future, the Company will be able to obtain required licenses or that the FCC or other foreign government agency will not require the Company to comply with more stringent licensing requirements. Failure or delay in obtaining required licenses would have a material adverse effect on the Company. In addition, expansion of the Company's operations into certain foreign markets may require the Company to obtain additional licenses for its products, such as CE approval in Europe. Amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into foreign jurisdictions, could require the Company to alter methods of operations at costs that could be substantial, which could have an adverse effect on the Company. There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable laws and regulations and licensing requirements.

                            RESEARCH AND DEVELOPMENT

For the years ended December 31, 2003, 2002 and 2001, the Company spent approximately $15,026,000, $13,939,000 and $12,796,000, respectively, on research and development, largely related to the wireless division. For the past three years, the Company's wireless division has accounted for approximately 89%, 87% and 88%, respectively, of total company research and development spending. The wireless research and development efforts have been devoted to the development of the D2D technology and related products.

                                    EMPLOYEES

As of December 31, 2003, the Company had 102 full-time employees and 2 part-time employees, of which 10 are employed in manufacturing, 50 in engineering research and development, 11 in sales and marketing, 16 in product training and support, and 17 in executive management, finance and administration. None of the Company's employees is represented by a labor union.

Effective December 21, 2002, the Company entered into an arrangement with ADP TotalSource for the outsourcing of its human resource functions. ADP, a division of Automatic Data Processing, is a professional employer organization that co-employs over 70,000 employees worldwide. As a co-employer, ADP assumes many of the legal and administrative responsibilities of human resources management, health benefits, workers' compensation, payroll, payroll tax compliance and unemployment insurance. The Company considers its employee relations satisfactory.

                   AVAILABLE INFORMATION AND ACCESS TO REPORTS

The Company files its annual report on Form 10-K and quarterly reports on Form 10-Q, including amendments, as well as its proxy and other reports electronically with the Securities and Exchange Commission ("SEC"). The SEC maintains an Internet site (http://www.sec.gov) where these reports may be obtained at no charge. Copies of any materials filed with the SEC may also be obtained from the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Copies of these reports may also be obtained via the Company's website (http://www.parkervision.com) via the link "SEC filings". This provides a direct link to the Company's reports on the SEC Internet site. The Company will provide copies of this annual report on Form 10-K and the quarterly reports on Form 10-Q, including amendments, filed during the current fiscal year upon written request to Investor Relations, 8493 Baymeadows Way, Jacksonville, Florida, 32256. These reports will be provided at no charge. In addition, exhibits may be obtained at a cost of $.25 per page plus $5.00 postage and handling.

ITEM 2. PROPERTIES

The Company's headquarters and manufacturing operations are located in a 33,000 square foot leased facility in Jacksonville, Florida, pursuant to a lease agreement with Jeffrey Parker, Chairman of the Board and Chief Executive Officer of the Company, and Barbara Parker, a related party. The

Company believes that its manufacturing facility is adequate for its current and reasonably foreseeable future needs. The Company believes that the physical capacity at its current facility will accommodate expansion, if required.

The Company has additional leased facilities in Jacksonville, Lake Mary and Melbourne, Florida primarily for the wireless division engineering and business development staff as well as a leased facility in Los Angeles, California that is utilized for video division training and sales demonstrations. The Company believes its properties are in good condition and suitable for the conduct of its business.

The Company previously had wireless design operations in a leased facility in Pleasanton, California. Although the operations at this facility ceased in 2001, the Company has remaining a lease obligation through March 2005. For the year ended December 31, 2002, the remaining estimated future lease obligation for the Pleasanton facility was charged to general and administrative expense. In January 2004, the Company entered into a sublease for the facility that will partially reduce its remaining lease obligation.

Refer to "Lease Commitments" in Footnote 9 to the Consolidated Financial Statements included in Item 8 for information regarding the Company's outstanding lease obligations.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims arising in the ordinary course of its business. The Company, based upon the advice of outside legal counsel, believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

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

                                   2003                            2002                              2001
                        ---------------------------     ---------------------------       ---------------------------
                           High            Low             High            Low               High            Low
                        ------------    -----------     -----------     -----------       -----------     -----------
1st Quarter                $9.200         $4.080         $21.790         $17.400           $40.563         $22.375
2nd Quarter                10.900          5.060          24.850          15.520            29.550          21.328
3rd Quarter                 8.470          6.000          18.950          11.160            25.690          13.180
4th Quarter                12.300          7.510          13.990           6.669            22.690          16.570

HOLDERS
-------

As of March 1, 2004, there were 134 holders of record. The Company believes there are at least 1,525 beneficial holders of the Company's common stock.

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

SALES OF UNREGISTERED SECURITIES
--------------------------------

                                                                                              If option, warrant or
                                                Consideration received and     Exemption      convertible security,
                                                description of underwriting       from                terms
                                     Number    or other discounts to market   registration        of exercise or
Date of sale  Title of security       sold     price afforded to purchasers     claimed             conversion
------------- -------------------- ----------- ------------------------------ ------------- ---------------------------
  10/03/03    Options to             94,500    Options granted - no               4(2)      Exercisable for five
to 11/21/03   purchase common                  consideration received by                    years from the date the
              stock granted to                 Company until exercise                       options vest, options
              nine employees                                                                vest over three to five
              pursuant to the                                                               years at an exercise
              2000 Plan                                                                     price ranging from $7.90
                                                                                            to $10.14 per share

  11/21/03    Options to            125,000    Options granted - no               4(2)      Exercisable for five
              purchase common                  consideration received by                    years from the date the
              stock granted to                 Company until exercise                       options vest, options
              an officer and                                                                vest over five years at
              director                                                                      an exercise price of
              pursuant to the                                                               $9.00 per share
              2000 Plan

  12/8/03     Options to            100,000    Options granted - no               4(2)      Exercisable for ten years
              purchase common                  consideration received by                    from the date the options
              stock granted to a               Company until exercise                       vest, options vest over
              director                                                                      two years at an exercise
              pursuant to the                                                               price of $8.60 per share
              2000 Plan

  12/12/03    Options to             32,250    Options granted - no               4(2)      Exercisable for five
              purchase common                  consideration received by                    years from the date of
              stock granted to                 Company until exercise                       grant, options vest
              94 employees                                                                  immediately at an
              pursuant to the                                                               exercise price of $8.75
              2000 Plan                                                                     per share

                                                                                  4(2)
                                                                               Regulation
11/14/03      Common Stock         2,310,714      $8.75 per share                  D        N/A
                                                                               Accredited
                                                                               Investors

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

                                                           For the years ended December 31,
                                       ------------------------------------------------------------------------
                                         2003            2002            2001            2000            1999
                                       --------        --------        --------        --------        --------
(in thousands, except per share amounts)

CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Revenues, net                          $  6,738        $ 11,912        $  9,315        $ 15,965        $ 10,549
Gross margin                              2,072           4,703           3,262           7,474           3,609
Operating expenses                       24,563          22,880          21,613          22,445          14,647
Interest and other income                   476             905           1,741           1,949           1,297
Net loss                                (22,015)        (17,272)        (16,610)        (13,022)         (9,741)
Basic and diluted net loss per
  common share                            (1.43)          (1.24)          (1.20)          (1.03)          (0.83)

CONSOLIDATED BALANCE SHEET DATA:
Total assets                           $ 42,483        $ 37,745        $ 54,144        $ 63,468        $ 32,741
Shareholders' equity                     39,399          34,047          50,547          60,020          30,136
Working capital                          23,225          18,992          36,161          45,460          22,703

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES
----------------------------

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its significant estimates, which include allowance for bad debts and sales returns, inventory reserves, intangible assets, income taxes, warranty obligations, and contingencies and litigation.

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

The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

REVENUE RECOGNITION

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. For video division products, these criteria are generally met when product is shipped. Contracts and customer purchase orders are generally used to determine the existence of an arrangement and the fee associated with the transaction. Shipping documents are used to verify delivery. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

Service revenue is deferred until the service has been performed and the Company has no significant remaining obligation to the customer. Revenue from extended support contracts is deferred and recognized ratably over the period in which support services are to be performed, generally one to three years. Deferred revenue for services and support was $789,000 and $618,000 at December 31, 2003 and 2002, respectively.

The Company's wireless division makes sales direct through its own website or through TigerDirect.com, an internet retailer. TigerDirect.com is given business terms that allow for the return of unsold inventory. In addition, the Company currently offers a 30-day money back guarantee on its wireless products. With regard to sales through a distribution channel where the right to return unsold product exists, the Company recognizes revenue on a sell-through method utilizing information provided by the distribution channel. In addition, since the Company does not have sufficient history with sales of this nature to establish an estimate of expected returns, it has deferred 100% of wireless product sales within the 30-day guarantee period. At December 31, 2003, the Company has deferred revenue from sales of wireless products of approximately $74,000.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company's accounts receivable balance, net of the allowance for doubtful accounts, was approximately $989,000 and $2,159,000 at December 31, 2003 and 2002, respectively. The allowance for doubtful accounts was $64,200 at December 31, 2003, compared to $109,600 as of December 31, 2002. The allowance is based on management's assessment of the collectibility of customer accounts. Management regularly reviews the allowance by considering factors such as historical experience, age of the account balance and current economic conditions that may affect a customer's ability to pay. If the creditworthiness of the Company's customers were to deteriorate, or if actual defaults are higher than historical experience, additional allowances would be required.

WARRANTY COSTS

The Company provides for the estimated cost of product warranties at the time revenue is recognized. The reserve for product warranties was $199,000 and $248,000 at December 31, 2003 and 2002, respectively. The Company's PVTV products are generally covered by a warranty period of 90 days and the Company's camera and wireless products are covered by a one-year warranty. The Company's warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, a revision to the estimated warranty liability would be required and the Company's gross margins could be adversely affected.

RESERVES FOR OBSOLETE INVENTORY

The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company's inventory balance, net of allowance, was $2,477,000 and $3,091,000 at December 31, 2003 and 2002. The
inventory allowance was $1,189,500 at December 31, 2003, compared to $832,300 at December 31, 2002. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required and the Company's gross margins could be adversely affected.

ASSET IMPAIRMENT

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

ACCOUNTING FOR STOCK BASED COMPENSATION

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. For employee stock option grants, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. If the Company applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" it would recognize stock based employee compensation of $14,867,000, $20,060,000 and $17,854,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The significant amount of employee-based stock compensation is due to the substantial number of options granted under these plans as well as the factors impacting the fair value calculation, including high price volatility of the Company's common stock.

GENERAL
-------

The Company has made significant investments in developing the technology and manufacturing capability for its products, the returns on which are dependent upon the generation of future revenues for realization. The Company has not yet generated revenues sufficient to offset its operating expenses and has used the proceeds from the sale of its equity securities to fund its operations.

The Company has executed an agreement to sell substantially all of the assets of its video division which is expected to close in the second quarter of 2004. The result of that sale will be the loss of revenue generated by that division with a related reduction in expenses. Therefore, the discussion below of the past three fiscal years should not be read as indicative of the future. As a result of this transaction, the Company expects its cash assets to be increased by the purchase price, less the expenses of the sale, its revenues to decline substantially and its expenses to be reduced to some degree, but not in proportion to the decline in revenues, as the video division has historically represented all or most of the revenue of the Company, but only a portion of the operating expenses.

The Company anticipates increases in revenues from the sale of its wireless products in 2004; however the pending sale of its video division assets may result in an overall reduction of revenues in 2004. The ability for wireless revenues to offset costs is subject to the Company continuing to expand its product line and attracting additional means of distribution, among other things. The Company intends to continue to use its working capital to support future marketing and sales and research and development activities for its products. No assurance can be given that such expenditures will result in increased sales, new products, or technological advances or that the Company has adequate capital to complete its products or gain market acceptance before requiring additional capital.

RESULTS OF OPERATIONS FOR EACH OF THE YEARS ENDED DECEMBER 31, 2003, 2002 AND
--------------------------------------------------------------------------------
2001
----

Revenues
--------

Revenues for the years ended December 31, 2003, 2002 and 2001 were approximately $6,738,000, $11,912,000 and $9,315,000, respectively. Essentially all of the Company's revenues to date have been generated by its video division. In the fourth quarter of 2003, the Company's wireless division commenced initial sales of its wireless end-user products.

Revenues generated by the Company's major product lines, including service and support related to those products, as a percentage of total revenues for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                2003          2002          2001
                                                ----          ----          ----

PVTV systems                                     61%           64%           24%
CameraMan systems                                22%           26%           66%
Support and other services                       17%           10%           10%
Wireless products                                 *             0%            0%

* represents less than 1%

Video Division
--------------

The number of PVTV and stand-alone CameraMan systems sold and the average selling price per system for the years ended December 31, 2003, 2002 and 2001 were as follows:

                      PVTV Systems                     Camera Systems
              -----------------------------    --------------------------------
                  #         Avg. Selling             #          Avg. Selling
               Systems       Price Per            Systems         Price Per
                 Sold         System                Sold           System
              ----------- -----------------    --------------- ----------------
     2003         13          $313,000               95           $15,600
     2002         21          $363,000              361            $8,600
     2001         9           $248,000              820            $7,500

The $5,174,000 decrease in revenues from 2002 to 2003 was due to a decrease in PVTV revenue of approximately $3,500,000 and a decrease in camera revenues of approximately $1,600,000. The decrease in PVTV revenue is due to a lower average selling price per system combined with a decrease in the number of systems sold. The decline in average selling price is due to the mix of products sold and a price reduction implemented in 2003 on certain products. The Company believes the decrease in PVTV system sales is due to economic conditions in the broadcast market in the early part of 2003 as well as uncertainty among the broadcasters as to the Company's plans for its video division. The decline in PVTV system sales is expected to continue in 2004 due to the pending sale of video division assets to Thomson as discussed in Note 16 to the Consolidated Financial Statements.

The decline in camera revenues from 2002 to 2003 was due to the discontinuation of the Company's single-chip camera line early in 2002. Although the overall camera unit sales declined, the average selling price per system increased from $8,600 to $15,600 per system. This increase is due to an increase in the percentage of three-chip unit sales from approximately 24% of total camera sales in 2002 to approximately 99% in 2003. This increase was somewhat offset by a competitive driven price reduction implemented in 2003 for the Company's camera products. The Company recently introduced a lower priced three-chip camera system targeted at education and corporate environments and anticipates increased camera sales in 2004 with a lower average selling price per system.

The Company's service and support revenue remained relatively stable from 2002 to 2003 despite the decline in PVTV system sales. This is largely due to the timing of services in relation to system deliveries. A significant portion of the 2003 service revenue relates to systems delivered late in 2002. In addition, the Company's recurring support revenue from PVTV support contracts remained relatively unchanged from 2002 to 2003. This is due to a price reduction on support contracts late in 2002, offset by a larger number of customers covered by such contracts as the Company's installed base of PVTV users continues to grow.

The $2,600,000 increase in revenues from 2001 to 2002 was due to a $5,400,000 increase in PVTV system sales and a $200,000 increase in service and support revenue, offset by a $3,000,000 decrease in revenues from camera system sales. The Company believes the increase in PVTV system revenue was due to growing market acceptance of the PVTV automated production system among broadcasters. In addition, the average selling price per PVTV system increased from approximately $248,000 in 2001 to $363,000 in 2002 due to the sale of higher end systems in larger broadcast markets. The increase in service and support revenue was due to services related to the increased system sales and an overall increase in recurring support revenue due to a larger customer installed base.

The decline in camera revenues from 2001 to 2002 was anticipated with the Company's announcement of the discontinuation of its single-chip camera line early in 2002. The Company's decision to discontinue this product line resulted from supply issues, declining demand and an increased focus on development and marketing of the PVTV systems. Although the overall camera unit sales declined, the average selling price per system increased from $7,500 to $8,600 per system. This increase was due to an increase in the percentage of three-chip unit sales from approximately 13% of total camera sales in 2001 to approximately 24% in 2002.

Wireless Division
-----------------

In the fourth quarter of 2003, the Company's Wireless division began selling its first D2D-based products, a wireless local area networking card for use in laptop computers and a wireless USB adaptor for desktop computers. The Company also added a wireless four-port router to its initial product line with shipments beginning in 2004. In the fourth quarter of 2003, revenues of approximately $21,000 were recognized from sales of wireless products. These sales were made through the Company's newly developed website and through TigerDirect.com, an Internet-based retailer specializing in high tech electronic merchandise. The average selling price of the wireless local area networking card was $75.50.

For sales through TigerDirect.com, the Company recognizes revenue on a sell-through basis, that is, when the product is sold through to the end-user. This is determined based on information received from TigerDirect.com. In addition, the Company currently offers a 30-day money back guarantee on its wireless products. Since the Company does not have sufficient history with sales of this nature to establish an estimate of expected returns, it has deferred 100% of wireless product sales within the 30-day guarantee period. At December 31, 2003, the Company has deferred revenue from sales of wireless products of approximately $74,000.

The Company is exploring additional channels of marketing and commercial product distribution including manufacturer representative arrangements for introduction of the Company's products to retail store-fronts and value-added reseller relationships.

While the Company strives for consistent revenue growth, there can be no assurance that consistent revenue growth or profitability can be achieved. The Company's ability to achieve revenue growth is dependent upon many factors, including market acceptance of new products and technologies, ability of vendors to supply key components, development of new products in a timely manner, and the ability of the Company to build brand recognition and distribution. There can be no assurance that the Company will be able to increase or even maintain its current level of revenues on a quarterly or annual basis in the future.

Gross Margin
------------

The gross margin for products and services for the years ended December 31 were as follows:

                           2003                                 2002                                   2001
               ------------------------------       -----------------------------        ------------------------------
                    $                  %                  $                 %                 $                  %
               -----------        -----------       -----------       -----------        -----------        -----------
Products       $ 2,076,000               37.2%      $ 4,703,000              43.8%       $ 3,336,000               40.0%
Services            (4,000)              (0.3)%               0               0.0%           (74,000)              (7.6)%
               -----------        -----------       -----------       -----------        -----------        -----------

  Total        $ 2,072,000               30.8%      $ 4,703,000              39.5%       $ 3,262,000               35.0%
               ===========        ===========       ===========       ===========        ===========        ===========

The decrease in the Company's product margin from 2002 to 2003 was due to the decreased revenues from product sales, resulting in the absorption of relatively fixed overhead, indirect labor costs and provisions for obsolete inventory over a lower volume of production. In addition, PVTV systems, which carry higher margins than camera systems, represented a lower percentage of total product revenue in 2003 compared to 2002 and the mix of PVTV systems sold in 2003, as evidenced by the lower selling price per system, were lower margin systems than those sold in 2002.

The increase in product margin from 2001 to 2002 was due to the shift in revenues from cameras to PVTV systems that have a higher gross margin per system sale. This increase was somewhat offset by decreases in margins resulting from the obsolescence of certain parts in connection with discontinuation of the single-chip camera system in 2002.

The Company strives to improve its gross margin through product pricing, labor efficiencies, and product design. There can be no assurance, however that gross margins in 2004 will improve over, or remain stable with, the gross margins attained in 2003. Gross margins in 2004 may be negatively impacted by fluctuating component costs, a declining sales trend in the video division, and the production costs associated with new product introductions in the wireless division.

The Company's service revenue, which primarily represents training and support services related to PVTV system sales, historically has had zero to slightly negative margins. This is due in part to pricing pressures on the Company's charges for services, under utilization of training and support staff at times due to customer scheduling requirements, and the cost involved in training technical support staff. As the Company's PVTV customer installed base increases, the efficiencies of the technical support staff are expected to increase as well, resulting in improved margins. In addition, the Company is currently developing new training methodologies that are expected to reduce the amount of training time required at the customer's site by allowing for on-line, interactive training.

Research and Development Expenses
---------------------------------

The Company's research and development expenses increased by approximately $1,087,000 or 8%, from $13,939,000 in 2002 to $15,026,000 in 2003. From 2001 to
2002, the Company's research and development expenses increased by $1,143,000 or 9% from $12,796,000 to $13,939,000, respectively. Research and development expenses as a percentage of revenues were 223%, 117% and 137% in 2003, 2002 and 2001, respectively. Approximately 87% to 89% of research and development expenses for the years ended December 31, 2003, 2002 and 2001 were related to the Company's wireless division.

The increase in research and development expenses from 2002 to 2003 was due to an increase in third party development fees and increased wireless prototype chip development expenses including foundry costs and amortization of prepaid licenses fees. These increases were somewhat offset by decreases in facilities cost and recurring software maintenance costs. The Company made reductions in its wireless engineering staffing late in the third quarter of 2003. Due to severance costs and the timing of staff reductions, the full benefits of these reductions will not be evidenced through decreases in research and development expenses until 2004.

The increase in research and development expenses from 2001 to 2002 was due to increased wireless chip development expenses and increased overhead from the expansion of the Orlando wireless facility. The Company closed its California wireless development facility at the end of 2001, and transferred those development efforts to its Orlando facility.

The markets for the Company's products and technologies are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's ability to successfully develop and introduce, on a timely basis, new and enhanced products and technologies will be a significant factor in the Company's ability to grow and remain competitive. Although the percentage of revenues invested by the Company may vary from period to period, the Company is committed to investing in its research and development programs. The Company anticipates it will use a substantial portion of its working capital for research and development activities in 2004.

Marketing and Selling Expenses
------------------------------

Marketing and selling expenses increased by approximately $111,000 or 3%, from $3,568,000 in 2002 to $3,679,000 in 2003. Marketing and selling expenses decreased by approximately $268,000 or 7%, from $3,836,000 in 2001 to $3,568,000 in 2002. Marketing and selling expenses, as a percentage of revenues were 55%, 30%, and 41% for the years ended December 31, 2003, 2002 and 2001, respectively.

The increase in marketing and selling expenses from 2002 to 2003 is primarily due to an increase in the Company's marketing efforts in the wireless division reflected by increased third party consulting fees, advertising and travel expenses somewhat offset by a reduction of sales personnel and commissions in the video division during 2003.

The decrease in marketing and selling expenses from 2001 to 2002 is primarily due to sales and marketing personnel reductions in late 2001, decreases in video trade show expenses and decreases in wireless facilities cost due to closing of the California facility late in 2001. These decreases were somewhat offset by increases in video sales commissions, travel costs and personnel costs related to additional staffing in the wireless division in the fourth quarter of 2002.

The Company is committed to continuing its investment in marketing and selling efforts in order to continue to increase market awareness and penetration of its products, and anticipates further increases in sales and marketing expenses in 2004 primarily to support the Company's commercialization of its D2D products.

General and Administrative Expenses
-----------------------------------

The Company's general and administrative expenses increased by approximately $453,000 or 9%, from $5,321,000 in 2002 to $5,774,000 in 2003. From 2001 to
2002, general and administrative expenses increased by $348,000 or 7%, from $4,973,000 in 2001 to $5,321,000 in 2002. General and administrative expenses consist primarily of executive and administrative personnel costs, insurance costs and costs incurred for outside professional services.

The increase in general and administrative expenses from 2002 to 2003 is primarily due to increases in insurance costs and professional fees, including amortization of prepaid services.

The increase in general and administrative expenses from 2001 to 2002 is largely due to a reserve of approximately $357,000 representing the estimated remaining lease commitment for the California wireless facility. In addition, the Company has incurred increases in insurance costs offset somewhat by decreases in outside professional fees.

Other Expense
-------------

Other expense consists of losses on the disposal or sale of fixed assets no longer in service. For 2003, the loss of approximately $84,000 is due to the sale of an interest in an aircraft. For 2002, the loss of approximately $52,000 is primarily due to the disposal of obsolete computer equipment.

Interest and Other Income
-------------------------

Interest and other income represent interest earned on the Company's investment of the proceeds from sales of its equity securities and net gains on the sale and/or maturity of investments. Interest and other income was $476,000, $905,000 and $1,741,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease of approximately $429,000 from 2002 to 2003 and $836,000 from 2001 to 2002 is due to declining interest rates and the use of funds to support operations, offset somewhat by net gains recognized on the sale of investments.

Loss and Loss per Common Share
------------------------------

The Company's net loss increased from approximately $17,272,000, or $1.24 per common share in 2002 to approximately $22,015,000, or $1.43 per share in 2003, representing a net loss increase of approximately $4,743,000, or $.19 per common share. The Company's net loss increased from approximately $16,610,000, or $1.20 per common share in 2001 to approximately $17,272,000, or $1.24 per share in 2002, representing a net loss increase of approximately $662,000, or $.04 per common share.

The increases in net losses by reportable segment are as follows (in thousands):

                                         2003            2002            2001
                                       --------        --------        --------
Wireless division operating loss       $(15,684)       $(14,242)       $(14,128)
Video division operating loss            (3,381)         (1,405)         (2,522)
Corporate expense                        (3,426)         (2,530)         (1,702)
Interest income                             476             905           1,742
                                       --------        --------        --------
     Total net loss                    $(22,015)       $(17,272)       $(16,610)
                                       ========        ========        ========

The $1.4 million increase in the wireless division's operating losses from 2002 to 2003 is due to increased operating expenses, primarily research and development. The $2.0 million increase in the video division's operating losses from 2002 to 2003 is due to the decline in revenues and related margins, offset somewhat by decreases in operating expenses, primarily related to variable sales costs. The $0.9 million in increase in corporate expenses is due to increased insurance costs and professional fees, included in general and administrative expense.

From 2001 to 2002, the increase in net loss is due to an increase in general and administrative corporate expenses and a decrease in interest income, offset by a $1.1 million decrease in video division operating losses. The decrease in losses from video operations is due to increased sales and related margins, offset somewhat by increases in variable sales costs, primarily commissions.

Liquidity and Capital Resources
-------------------------------

At December 31, 2003, the Company had working capital of approximately $23,225,000 including approximately $20,476,000 in cash, cash equivalents and short-term investments. The Company used cash for operating activities of approximately $16,507,000, $14,187,000 and $10,801,000 for the years ended
December 31, 2003, 2002 and 2001, respectively. The increase in cash used for operating activities from 2002 to 2003 was approximately $2,320,000. This increase is due to the increase in net loss and changes in accounts payable from both video and wireless operations, offset somewhat by changes in video accounts receivable. The increase in cash used for operating activities from 2001 to 2002 was approximately $3,386,000. This increase was primarily due to changes in video accounts receivable and prepaid expenses.

The Company generated (used) cash from investing activities of approximately $8,742,000, $10,210,000 and $(22,492,000) for the years ended December 31, 2003,
2002 and 2001, respectively. This generation or use of cash is primarily from the maturity, sale and purchase of investments in government-backed securities, in addition to the payment for intangible assets and capital expenditures.

The Company incurred approximately $1,176,000, $1,556,000 and $2,252,000, in connection with patent costs primarily related to the Company's wireless technology in 2003, 2002, and 2001, respectively. The Company incurred approximately $1,173,000, $1,319,000 and $1,435,000, for capital expenditures in 2003, 2002, and 2001, respectively. These capital expenditures primarily represent the purchase of certain research and development software and test equipment, manufacturing equipment for the wireless division, marketing and sales demonstration equipment and computer and office equipment to support additional personnel.

The Company generated cash from financing activities of approximately $24,145,000, $501,000, and $6,485,000, for the years ended December 31, 2003,
2002 and 2001, respectively. The cash generated from financing activities represents proceeds from the exercise of stock options in all three years and proceeds from the issuance of common stock in 2003 and 2001 to institutional and other investors in private placement transactions exempt from registration under the Securities Act of 1933.

The Company's future business plans call for continued investment in sales, marketing and product development costs principally related to its wireless division. Although management expects increases in revenues from sales of its wireless products in 2004, these revenues are not likely to offset the anticipated decline in revenues from the video division. The Company's ability to increase wireless product revenues will largely depend upon the rate at which the Company is able to secure additional distribution channels, increase brand recognition and customer demand for its products and increase production volumes sufficiently to meet such demand. The Company does not anticipate that overall revenues for 2004 will be sufficient to offset the expenses of its continued operations. Therefore, management expects operating losses and negative cash flows from operations to continue in 2004 and possibly beyond. The Company intends to utilize its working capital to fund its future business plans. The Company anticipates that its working capital will be augmented by the net proceeds from the sale of the video division assets. The Company believes it currently has sufficient capital to fund its business plan for 2004. The Company's principal source of liquidity at December 31, 2003 consisted of approximately $20.5 million in cash, cash equivalents and short-term investments.

The Company's contractual obligations and commercial commitments at December 31, 2003 were as follows:


                                                            Payments due by period
                               ------------------------------------------------------------------------------
                                                  1 year            2-3             4 - 5           After 5
Contractual Obligations:         Total           or less           years            years             years
                               ----------       ----------       ----------       ----------       ----------
  Operating leases             $1,853,000       $  893,000       $  913,000       $   47,000       $        0
  Unconditional purchase
      Obligations                       0                0                0                0                0
Commercial Commitments                  0                0                0                0                0

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                          PAGE
                                                                          ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         24

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets - December 31, 2003 and 2002                 25-26

  Consolidated Statements of Operations - for the years ended
     December 31, 2003, 2002 and 2001                                      27

  Consolidated Statements of Shareholders' Equity - for the years ended
     December 31, 2003, 2002 and 2001                                      28-29

  Consolidated Statements of Cash Flows - for the years ended
     December 31, 2003, 2002 and 2001                                      30

  Notes to Consolidated Financial Statements - December 31, 2003, 2002
      and 2001                                                             31-48

FINANCIAL STATEMENT SCHEDULE:

  Schedule II - Valuation and Qualifying Accounts                          56

  Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Board of Directors and Shareholders of ParkerVision, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ParkerVision, Inc. and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
------------------------------
    PricewaterhouseCoopers LLP

Jacksonville, Florida
February 28, 2004

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002

                                                               2003              2002
                                                            -----------       -----------
CURRENT ASSETS:
   Cash and cash equivalents                                $17,467,875       $ 1,087,033
   Short-term investments available for sale                  3,008,427        13,867,763
   Accounts receivable, net of allowance for doubtful
      accounts of $64,159 and $109,584 at December
      31, 2003 and 2002, respectively                           988,849         2,158,577
   Inventories, net                                           2,476,985         3,090,884
   Prepaid expenses and other                                 2,366,792         2,486,603
                                                            -----------       -----------
          Total current assets                               26,308,928        22,690,860

PROPERTY AND EQUIPMENT, net                                   4,860,261         6,183,534

OTHER ASSETS, net                                            11,313,621         8,870,803
                                                            -----------       -----------

          Total assets                                      $42,482,810       $37,745,197
                                                            ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002

                                                                         2003                  2002
                                                                     -------------        -------------
CURRENT LIABILITIES:
   Accounts payable                                                  $     693,820        $     759,242
   Accrued expenses:
        Salaries and wages                                                 592,369              951,430
        Warranty reserves                                                  199,084              248,230
        Lease obligation                                                   185,857              357,417
        Professional fees                                                  143,893              271,225
        Other accrued expenses                                              42,200              107,598
   Deferred revenue                                                      1,226,929            1,003,466
                                                                     -------------        -------------
          Total current liabilities                                      3,084,152            3,698,608
                                                                     -------------        -------------
          Total liabilities                                              3,084,152            3,698,608
                                                                     -------------        -------------

COMMITMENTS AND CONTINGENCIES
       (Notes 9 and 13)

SHAREHOLDERS' EQUITY:
   Convertible preferred stock, $1 par value, 5,000,000 shares authorized, 0 and 13,678 shares issued and outstanding at
    December 31, 2003 and 2002, respectively                                     0               13,678
   Common stock, $.01 par value, 100,000,000 shares
     authorized, 17,959,504 and 13,989,329 shares
     issued and outstanding at December 31, 2003 and
     2002, respectively                                                    179,595              139,893
   Warrants outstanding                                                 16,807,505           16,807,505
   Additional paid-in capital                                          118,048,964           90,428,998
   Accumulated other comprehensive income                                   31,746              310,869
   Accumulated deficit                                                 (95,669,152)         (73,654,354)
                                                                     -------------        -------------
          Total shareholders' equity                                    39,398,658           34,046,589
                                                                     -------------        -------------

          Total liabilities and shareholders' equity                 $  42,482,810        $  37,745,197
                                                                     =============        =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                         2003                 2002                2001
                                                      ------------        ------------        ------------
Product revenue                                       $  5,576,472        $ 10,733,769        $  8,340,528
Support and other services revenue                       1,161,597           1,178,144             974,917
                                                      ------------        ------------        ------------
   Net revenues                                          6,738,069          11,911,913           9,315,445
                                                      ------------        ------------        ------------

Cost of goods sold - products                            3,500,064           6,031,027           5,005,121
Cost of goods sold - support and other services          1,165,609           1,178,258           1,048,683
                                                      ------------        ------------        ------------
   Total cost of goods sold                              4,665,673           7,209,285           6,053,804
                                                      ------------        ------------        ------------
   Gross margin                                          2,072,396           4,702,628           3,261,641
                                                      ------------        ------------        ------------

Research and development expenses                       15,025,747          13,939,480          12,796,442
Marketing and selling expenses                           3,679,203           3,568,208           3,835,724
General and administrative expenses                      5,774,239           5,320,557           4,972,889
Other expense                                               84,007              51,643               8,241
                                                      ------------        ------------        ------------
    Total operating expenses, net                       24,563,196          22,879,888          21,613,296
                                                      ------------        ------------        ------------

    Loss from operations                               (22,490,800)        (18,177,260)        (18,351,655)

Interest and other income                                  476,002             905,438           1,741,188
                                                      ------------        ------------        ------------

    Net loss                                          $(22,014,798)       $(17,271,822)       $(16,610,467)
                                                      ============        ============        ============

    Basic and diluted net loss per common share       $      (1.43)       $      (1.24)       $      (1.20)
                                                      ============        ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001


                                                                       2003                 2002                2001
                                                                    ------------        ------------        ------------
CONVERTIBLE PREFERRED SHARES - BEGINNING OF YEAR                          13,678              27,356             114,019
     Conversion of preferred stock to common stock                       (13,678)            (13,678)            (86,663)
                                                                    ------------        ------------        ------------
 CONVERTIBLE PREFERRED SHARES - END OF YEAR                                    0              13,678              27,356
                                                                    ============        ============        ============

PAR VALUE OF CONVERTIBLE PREFERRED SHARES -
  BEGINNING OF YEAR                                                 $     13,678        $     27,356        $    114,019
     Conversion of preferred stock to common stock                       (13,678)            (13,678)            (86,663)
                                                                    ------------        ------------        ------------

PAR VALUE OF CONVERTIBLE PREFERRED SHARES - END OF YEAR             $          0        $     13,678        $     27,356
                                                                    ============        ============        ============

COMMON SHARES - BEGINNING OF YEAR                                     13,989,329          13,913,806          13,445,675
     Issuance of common stock upon exercise of options and
        warrants                                                          16,100              52,600             294,700
     Issuance of restricted common stock as employee
       compensation                                                       27,778               6,291               4,606
     Issuance of common stock in private offering                      3,465,151                   0              83,451
     Issuance of common stock as payment for license fees and
        services                                                         388,158                   0                   0
     Conversion of preferred stock to common stock                        72,988              16,632              85,374
                                                                    ------------        ------------        ------------
COMMON SHARES - END OF YEAR                                           17,959,504          13,989,329          13,913,806
                                                                    ============        ============        ============

PAR VALUE OF COMMON STOCK - BEGINNING OF YEAR                       $    139,893        $    139,138        $    134,457
     Issuance of common stock upon exercise of options and
       warrants                                                              161                 526               2,947
     Issuance of restricted common stock as employee
       compensation                                                          278                  63                  46
     Issuance of common stock in private offering                         34,652                   0                 835
     Issuance of common stock as payment for license fees and
        services                                                           3,881                   0                   0
     Conversion of preferred stock to common stock                           730                 166                 853
                                                                    ------------        ------------        ------------
PAR VALUE OF COMMON STOCK - END OF YEAR                             $    179,595        $    139,893        $    139,138
                                                                    ============        ============        ============

WARRANTS OUTSTANDING - BEGINNING OF YEAR                            $ 16,807,505        $ 16,807,505        $ 15,659,035
     Exercise of warrants                                                      0                   0            (259,840)
     Issuance of warrants in connection with private offering                  0                   0           1,408,310
                                                                    ------------        ------------        ------------
WARRANTS OUTSTANDING - END OF YEAR                                  $ 16,807,505        $ 16,807,505        $ 16,807,505
                                                                    ============        ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                                         2003                 2002                 2001
                                                                     -------------        -------------        -------------
ADDITIONAL PAID-IN CAPITAL - BEGINNING OF YEAR                       $  90,428,998        $  89,804,504        $  83,937,839
     Issuance of common stock upon exercise of options and
       warrants                                                            136,881              500,059            4,256,465
     Issuance of restricted common stock as employee
       compensation                                                        129,846              110,923              125,088
     Issuance of common stock in private offering                       23,994,172                    0            1,075,989
     Issuance of common stock as payment for license fees and
        services                                                         3,346,119                    0                    0
     Conversion of preferred stock to common stock                          12,948               13,512               85,810
     Issuance of options for consulting services                                 0                    0              323,313
                                                                     -------------        -------------        -------------
ADDITIONAL PAID-IN CAPITAL - END OF YEAR                             $ 118,048,964        $  90,428,998        $  89,804,504
                                                                     =============        =============        =============

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - BEGINNING
    OF YEAR                                                          $     310,869        $     151,359        $     (52,880)

     Change in unrealized gain (loss) on investments                      (279,123)             159,510              204,239
                                                                     -------------        -------------        -------------
ACCUMULATED OTHER COMPREHENSIVE INCOME  - END OF
    YEAR                                                             $      31,746        $     310,869        $     151,359
                                                                     =============        =============        =============

ACCUMULATED DEFICIT - BEGINNING OF YEAR                              $ (73,654,354)       $ (56,382,532)       $ (39,772,065)
     Net loss                                                          (22,014,798)         (17,271,822)         (16,610,467)
                                                                     -------------        -------------        -------------
ACCUMULATED DEFICIT - END OF YEAR                                    $ (95,669,152)       $ (73,654,354)       $ (56,382,532)
                                                                     =============        =============        =============

TOTAL SHAREHOLDERS' EQUITY - BEGINNING OF YEAR                       $  34,046,589        $  50,547,330        $  60,020,405
     Issuance of common stock upon exercise of options and
         warrants                                                          137,042              500,585            3,999,572
     Issuance of restricted common stock as employee
         compensation                                                      130,124              110,986              125,134
     Issuance of common stock and warrants in private offering          24,028,824                    0            2,485,134
     Issuance of common stock as payment for license fees and
        services                                                         3,350,000                    0                    0
     Issuance of options for consulting fees                                     0                    0              323,313
     Comprehensive loss                                                (22,293,921)         (17,112,312)         (16,406,228)
                                                                     -------------        -------------        -------------
TOTAL SHAREHOLDERS' EQUITY - END OF YEAR                             $  39,398,658        $  34,046,589        $  50,547,330
                                                                     =============        =============        =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                               2003                2002                2001
                                                           ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(22,014,798)       $(17,271,822)       $(16,610,467)
                                                           ------------        ------------        ------------
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and patent amortization                    2,952,475           2,950,859           2,782,757
      Amortization of premium on investments                    155,848             281,377              68,099
      Provision for obsolete inventories                        401,271             521,573             320,000
      Stock compensation                                        972,471           1,275,394           1,647,090
      Gain on sale of investments                              (228,960)           (158,482)            (20,267)
      Loss on sale of equipment                                  84,007              51,643               8,798
      Changes in operating assets and liabilities:
          Accounts receivable, net                            1,169,728          (1,211,942)          1,397,281
          Inventories                                           212,628             707,082            (646,530)
          Prepaid and other assets                              402,920          (1,435,399)            104,199
          Accounts payable and accrued expenses                (837,919)             85,028             145,438
          Deferred revenue                                      223,463              17,854               2,568
                                                           ------------        ------------        ------------
                Total adjustments                             5,507,932           3,084,987           5,809,433
                                                           ------------        ------------        ------------
Net cash used in operating activities                       (16,506,866)        (14,186,835)        (10,801,034)
                                                           ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments available for sale                (5,603,060)        (16,786,291)        (25,252,137)
   Proceeds from maturity/sale of investments                16,256,385          29,863,504           6,447,302
   Purchase of property and equipment                        (1,172,715)         (1,318,947)         (1,434,740)
   Proceeds from sale of equipment                              437,855               7,660                   0
   Payment for patent costs                                  (1,175,998)         (1,556,178)         (2,252,466)
                                                           ------------        ------------        ------------
 Net cash provided by (used in) investing activities          8,742,467          10,209,748         (22,492,041)
                                                           ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                    24,145,241             500,585           6,484,706
                                                           ------------        ------------        ------------
Net cash provided by financing activities                    24,145,241             500,585           6,484,706
                                                           ------------        ------------        ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      16,380,842          (3,476,502)        (26,808,369)

CASH AND CASH EQUIVALENTS, beginning of year                  1,087,033           4,563,535          31,371,904
                                                           ------------        ------------        ------------

CASH AND CASH EQUIVALENTS, end of year                     $ 17,467,875        $  1,087,033        $  4,563,535
                                                           ============        ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

1. THE COMPANY AND NATURE OF BUSINESS
   ----------------------------------

ParkerVision, Inc. (the "Company") was incorporated under the laws of the state of Florida on August 22, 1989. The Company's operations are categorized into two operating segments - the Wireless Division and the Video Division.

The Company operates in highly competitive industries with rapidly changing and evolving technologies and an increasing number of market entrants. The Company's potential competitors have substantially greater financial, technical and other resources than those of the Company. The Company has made significant investments in developing the technology and manufacturing capability for its products, the returns on which are dependent upon the generation of future revenues for realization. The Company has not yet generated sufficient revenues to offset its expenses and, thus, has utilized proceeds from the sale of its equity securities to fund its operations. In the opinion of management, the Company has adequate funds to meet its liquidity needs for 2004. The Company also believes it will be able to generate increased revenues and additional capital, if necessary, to sustain its operations on a longer-term basis. The Company has no current arrangement with respect to additional financing.

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

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management include the allowance for doubtful accounts receivable, reserves for sales returns, inventory reserves for potential excess or obsolete inventory, the impairment of assets and amortization period for intangible and long-lived assets, and warranty reserves. Actual results could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers cash and cash equivalents to include cash on hand, interest-bearing deposits, and overnight repurchase agreements with original maturities of three months or less when purchased.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is based on management's assessment of the collectibility of customer accounts. Management regularly reviews the allowance by considering factors such as historical experience, age of the account balance and current economic conditions that may affect a customer's ability to pay. If the creditworthiness of the Company's customers were to deteriorate, or if actual defaults are higher than historical experience, additional allowances would be required.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the following estimated useful lives:

          Manufacturing and office equipment            5-7 years
          Tools and dies                                5-7 years
          Leasehold improvements                       7-10 years
          Aircraft                                       20 years
          Furniture and fixtures                          7 years

The cost and accumulated depreciation of assets sold or retired are removed from their respective accounts, and any resulting net gain or loss is recognized in the accompanying consolidated statements of operations.

REVENUE RECOGNITION

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. For video division products, these criteria are generally met when product is shipped. Contracts and customer purchase orders are generally used to determine the existence of an arrangement and the fee associated with the transaction. Shipping documents are used to verify delivery. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

Service revenue is deferred until the service has been performed and the Company has no significant remaining obligation to the customer. Revenue from extended support contracts is deferred and recognized ratably over the period in which support services are to be performed, generally one to three years.

The Company's wireless division makes sales direct through its own website or through TigerDirect.com, an internet retailer. TigerDirect.com is given business terms that allow for the return of unsold inventory. In addition, the Company currently offers a 30-day money back guarantee on its wireless products. The Company recognizes revenue for its wireless products in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists". With regard to sales through a distribution channel, the Company recognizes revenue on a sell-through method utilizing information provided by the distribution channel. In addition, since the Company does not have sufficient history with sales of this nature to establish an estimated expected return, the Company has deferred 100% of wireless product sales within the 30-day guarantee period. At December 31, 2003, the Company has deferred revenue from sales of wireless products of approximately $74,000.

WARRANTY COSTS

For wireless products, camera products and related accessories, the Company warrants against defects in workmanship and materials for approximately one year. For PVTV systems, the Company warrants against software bugs and defects in workmanship and material for a period of ninety days from the site commissioning date. Estimated costs related to warranties are accrued at the time of revenue recognition and are included in cost of sales. For the years ended December 31, 2003, 2002 and 2001, warranty expenses were $55,729, $106,974 and $71,541, respectively.

A reconciliation of the changes in the aggregate product warranty liability for the years ended December 31, 2003 and 2002 is as follows:

                                                                   Warranty Reserve
                                                                     Debit(Credit)
                                                              --------------------------
                                                                2003             2002
                                                              ---------        ---------
     Balance at the beginning of the year                     $(248,230)       $(212,107)
     Accruals for warranties issued during the year             (55,729)        (106,974)
     Accruals related to pre-existing warranties
     (including changes in estimates)                                 0                0
     Settlements made (in cash or in kind) during the year      104,875           70,851
                                                              ---------        ---------
     Balance at the end of the year                           $(199,084)       $(248,230)
                                                              =========        =========

The Company offers extended service and support contacts on its PVTV automated production systems. A reconciliation of the changes in the aggregate deferred revenue from extended service contracts for the years ended December 31, 2003 and 2002 is as follows:

                                                       Deferred Revenue from
                                                         Extended Service
                                                            Contracts
                                                           Debit(Credit)
                                                    --------------------------
                                                      2003             2002
                                                    ---------        ---------
     Balance at the beginning of the year           $(383,704)       $(176,521)
     Accruals for contracts issued during the year   (737,617)        (708,013)
     Revenue recognized during the year               559,737          500,830
                                                    ---------        ---------
     Balance at the end of the year                 $(561,584)       $(383,704)
                                                    =========        =========

ADVERTISING COSTS

Advertising costs are charged to operations when incurred. The Company incurred advertising costs of approximately $175,000, $61,000, and $47,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

LOSS PER COMMON SHARE

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each year. Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted-average number of common shares outstanding for the years ended December 31, 2003, 2002, and 2001, was 15,446,857, 13,941,068, and 13,785,276,
respectively. The total number of options and warrants to purchase 7,007,767, 6,518,250, and 5,765,599 shares of common stock that were outstanding at December 31, 2003, 2002 and 2001, respectively, were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

IMPAIRMENT OF ASSETS

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as modified by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including intangibles other than goodwill of an entity, be reviewed for impairment during each reporting period. If circumstances suggest that their values may be impaired, an assessment of recoverability is performed prior to any write-down of the asset. In performing the review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, an impairment write-down to fair value (representing the carrying amount that exceeds the discounted expected future cash flows) would be recorded as a period expense. As of December 31, 2003, the Company does not believe any such assets are impaired.

SFAS No. 142, "Goodwill and Other Intangible Assets", requires that goodwill and intangible assets with indefinite lives be reviewed at least annually for impairment. The Company has applied SFAS No. 142 to its intangible assets. As of December 31, 2003, the Company has no intangible assets with indefinite lives.

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

The Company paid no interest or taxes during 2003, 2002 or 2001. During 2003, the Company issued restricted common stock as compensation to employees with an aggregate fair value of approximately $130,000. On April 28, 2003, the Company issued restricted common stock, valued at approximately $2,400,000, under the terms of the 2000 Performance Equity Plan as consideration for professional services (see note 14). On September 19, 2003 the Company issued restricted common stock, valued at approximately $950,000, as consideration for a license agreement (see note 14).

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

ACCOUNTING FOR STOCK BASED COMPENSATION

At December 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 13. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. For employee stock option grants, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" to stock-based employee compensation.

                                                             2003                    2002                    2001
                                                       ----------------        ----------------        ----------------
     Net loss, as reported                             $    (22,014,798)       $    (17,271,822)       $    (16,610,467)
     Deduct: Total stock-based employee
     compensation expense determined under fair
     value based method for all awards, net of
     related tax effects                                    (14,867,054)            (20,060,070)            (17,853,766)
                                                       ----------------        ----------------        ----------------
     Pro forma net loss                                     (36,881,852)            (37,331,892)            (34,464,233)
                                                       ================        ================        ================
     Basic net loss per common
     share:     As reported                            $          (1.43)       $          (1.24)       $          (1.20)
                                                       ================        ================        ================
                Pro forma                              $          (2.39)       $          (2.68)       $          (2.50)
                                                       ================        ================        ================

RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements in order to conform to the 2003 presentation.

3. INVESTMENTS
   -----------

At December 31, 2003 and 2002, short-term investments included investments classified as available-for-sale reported at their fair value based on quoted market prices of $3,008,427 and $13,867,763, respectively. For the years ended December 31, 2003, 2002 and 2001, the Company recognized gains on the sale of investments of $228,960, $158,482, and 20,267, respectively. For the years ended December 31, 2003, 2002 and 2001, unrealized (losses) gains of $(279,123), $159,510, and $204,239 were recognized in other comprehensive income.

4. INVENTORIES
   -----------

Inventories consisted of the following at December 31, 2003 and 2002:

                                                   2003               2002
                                                -----------        -----------
Purchased materials                             $ 1,869,542        $ 2,010,578
Work in process                                     185,041             74,707
Finished goods                                      404,765            672,356
Spare parts and demonstration inventory           1,207,097          1,165,545
                                                -----------        -----------
                                                  3,666,445          3,923,186
Less allowance for inventory obsolescence        (1,189,460)          (832,302)
                                                -----------        -----------
                                                $ 2,476,985        $ 3,090,884
                                                ===========        ===========

5. PREPAID EXPENSES AND OTHER
   --------------------------

Prepaid expenses and other consisted of the following at December 31, 2003 and 2002:

                                                     2003                2002
                                                  ----------          ----------
     Prepaid insurance                            $  942,999          $1,193,781
     Prepaid services                                800,000                   0
     Prepaid compensation                                  0             242,347
     Other prepaid expenses                          569,386             859,892
     Interest and other receivables                   54,407             190,583
                                                  ----------          ----------
                                                  $2,366,792          $2,486,603
                                                  ==========          ==========

Prepaid services represent the current portion of consulting services prepaid with shares of the Company's common stock in April 2003 as discussed in Note 14.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, at cost, consisted of the following at December 31, 2003 and 2002:

                                                  2003                  2002
                                              ------------         ------------
     Manufacturing and office equipment       $ 12,727,865         $ 11,596,559
     Tools and dies                                850,842              809,432
     Leasehold improvements                        748,976              748,976
     Aircraft                                      340,000              919,847
     Furniture and fixtures                        592,237              592,237
                                              ------------         ------------
                                                15,259,920           14,667,051
     Less accumulated depreciation             (10,399,659)          (8,483,517)
                                              ------------         ------------
                                              $  4,860,261         $  6,183,534
                                             ============         ============

Depreciation expense related to property and equipment was $1,974,126, $1,999,111 and $1,945,121, in 2003, 2002 and 2001, respectively.

7. OTHER ASSETS
   ------------

Other assets consist of the following at December 31, 2003 and 2002:

                                                         2003
                                --------------------------------------------------------
                                  Gross Carrying
                                Amount Accumulated     Amortization          Net Value
                                ------------------     ------------        ------------
     Patents and copyrights        $ 10,787,826        $ (2,638,862)       $  8,148,964
     Prepaid services                 1,600,000            (600,000)          1,000,000
     Prepaid licensing fees           2,030,000            (415,333)          1,614,667
     Other intangible assets            364,830            (364,830)                  0
     Deposits and other                 549,990                   0             549,990
                                   ------------        ------------        ------------
                                   $ 15,332,646        $ (4,019,025)       $ 11,313,621
                                   ============        ============        ============

                                                         2002
                                --------------------------------------------------------
                                  Gross Carrying
                                Amount Accumulated     Amortization          Net Value
                                ------------------     ------------        ------------
     Patents and copyrights        $  9,611,828        $ (1,981,020)       $  7,630,808
     Prepaid licensing fees           1,080,000            (120,167)            959,833
     Prepaid compensation             2,327,677          (2,327,677)                  0
     Non-compete agreement              300,000            (300,000)                  0
     Other intangible assets            364,830            (339,489)             25,341
     Deposits and other                 254,821                   0             254,821
                                   ------------        ------------        ------------
                                   $ 13,939,156        $ (5,068,353)       $  8,870,803
                                   ============        ============        ============

The Company has pursued an aggressive schedule for filing and acquiring patents related primarily to its wireless technology. Patent costs represent legal and filing costs incurred to obtain patents and trademarks for product concepts and methodologies developed by the Company. Capitalized patent costs are being amortized over the estimated lives of the related patents, ranging from five to twenty years.

Prepaid services represent the long-term portion of consulting services paid with shares of the Company's common stock in April 2003 as discussed in Note 14. Prepaid licensing fees represent costs incurred to obtain licenses for use of certain technologies in future products. These fees include fees of $950,000 paid with shares of the Company's common stock in September 2003 as discussed in
Note 14. Prepaid license fees are being amortized over their estimated economic lives, generally three to five years.

Prepaid compensation represents compensation under employment agreements in connection with the acquisition of STI assets in 2000. This prepaid compensation was amortized to expense over the term of the related employment agreements, or approximately three years. Prepaid non-compete and other intangible assets represent intangible assets acquired in connection with the acquisition of STI assets in 2000. These assets are being amortized over their estimated useful lives of two to three years.

Amortization expense for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                     Amortization Expense
                                   -------------------------------------------------------------
                                      Weighted
                                      average
                                   estimated life
                                     (in years)       2003             2002            2001
                                   --------------  ----------       ----------       ----------
     Patents and copyrights               17       $  657,842       $  678,723       $  566,028
     Prepaid services                      3          600,000                0                0
     Prepaid licensing fees                4          295,166          120,167                0
     Prepaid compensation                  3                0          243,488        1,028,833
     Non-compete                           2                0           31,250          150,000
     Other intangibles                     3           25,341          121,608          121,608
                                                   ----------       ----------       ----------
       Total amortization                 11       $1,578,349       $1,195,236       $1,866,469
                                                   ==========       ==========       ==========

Future estimated amortization expense for other assets that have remaining unamortized amounts as of December 31, 2003 were as follows:

                   2004                            $1,966,000
                   2005                             1,330,000
                   2006                             1,010,000
                   2007                               611,000
                   2008                               480,000

8. INCOME TAXES AND TAX STATUS
   ---------------------------

The Company accounts for income taxes in accordance with SFAS No.109, "Accounting for Income Taxes." As a result of current losses and full deferred tax valuation allowances for all periods, no current or deferred tax provision (benefit) was recorded for 2003, 2002, and 2001. A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                               2003               2002               2001
                                           -----------        -----------        -----------
     Tax benefit at statutory rate         $(7,382,964)       $(5,872,419)       $(5,647,559)
     State tax benefit                        (760,011)          (604,514)          (581,366)
     Increase in valuation allowance         8,330,346          7,062,479          7,998,118
     Research and development credit
                                              (319,560)          (671,999)        (1,842,778)
     Other                                     132,189             86,453             73,585
                                           -----------        -----------        -----------
                                           $         0        $         0        $         0
                                           ===========        ===========        ===========

The Company's deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of the Company's assets and liabilities at December 31, 2003 and 2002:

                                                  2003                 2002
                                              ------------         ------------
     Gross deferred tax assets:
        Net operating loss carryforward       $ 37,220,093         $ 29,383,587
        Research and development credit          6,919,376            6,048,088
        Inventories                                609,572              466,262
        Accrued liabilities                        159,229              231,201
        Deferred revenue                                 0               34,153
        Patents and other                        1,445,598            1,059,393
                                              ------------         ------------
                                                46,353,868           37,222,684
           Less valuation allowance            (44,863,806)         (36,533,459)
                                              ------------         ------------
                                                 1,490,062              689,225
                                              ------------         ------------
     Gross deferred tax liabilities:
         Depreciation                              425,405              689,255
         Deferred revenue                          389,657                    0
         Restricted stock issuance                 675,000                    0
                                              ------------         ------------
                                                 1,490,062              689,255
                                              ------------         ------------
     Net deferred tax asset                   $          0         $          0
                                              ============         ============

The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income. The valuation allowance for deferred tax assets as of December 31, 2003 and 2002 was $44,863,806 and $36,533,459, respectively.

At December 31, 2003, the Company had net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $99,253,582 and $6,919,376, respectively, which expire in varying amounts from 2008 through 2023. The Company's ability to benefit from the net operating loss and research and development tax credit carryforwards could be limited under certain provisions of the Internal Revenue Code if ownership of the Company changes by more than 50%, as defined.

To the extent that net operating loss carryforwards, if realized, relate to the portion associated with stock-based compensation, the resulting benefit will be credited to shareholders' equity, rather than results of operations.

9. COMMITMENTS AND CONTINGENCIES
   -----------------------------

LEASE COMMITMENTS

The Company's headquarters and manufacturing operations are located in Jacksonville, Florida, pursuant to a non-cancelable lease agreement with related parties (see Note 10). The lease is on a triple net basis and currently provides for a monthly base rental payment of $23,276 through February 2007, with an option for renewal.

The Company leases additional office space in Jacksonville, Florida under a non-cancelable lease agreement which currently provides for a monthly base rental payment of approximately $9,600 through May 2004.

The Company leases office space in Lake Mary, Florida for a wireless design center. The lease term, as amended, commenced in September 2000 and provides for a monthly rental payment of approximately $30,250 through December 2005.

The Company leases office space in Pleasanton, California under a non-cancelable lease agreement which commenced in March 2000 and provides for a monthly rental payment of approximately $13,700 through March 2005. The Company ceased its operations in Pleasanton at the end of 2001. Although the operations at this facility ceased in 2001, the Company has a remaining lease obligation through March 2005. For the year ended December 31, 2002, the remaining estimated future lease obligation for this facility in the amount of approximately $357,000 was charged to general and administrative expense in the 2002 Consolidated Statements of Operations. In January 2004, the Company entered into a sublease agreement for this facility that will partially offset its remaining lease obligation.

The Company leases a demonstration and training facility in Los Angeles, California pursuant to a non-cancelable lease agreement. The lease provides for a monthly rental payment of approximately $1,700 per month through May 2005.

The Company leases approximately 800 square feet in Melbourne, Florida for a wireless division design center. The lease term commenced in November 2003 and provides for a monthly base rental payment of approximately $1,200 through November 2005.

In addition to sales tax payable on base rental amounts, certain leases obligate the Company to pay property taxes, maintenance and repair costs. Rent expense for the years ended December 31, 2003, 2002 and 2001 was $882,454, $1,403,075,
and $971,283, respectively. Future minimum lease payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2003 were as follows:

                   2004                                  $893,000
                   2005                                   634,000
                   2006                                   279,000
                   2007                                    47,000
                                                   ---------------
                                                       $1,853,000
                                                   ===============

PURCHASE COMMITMENTS

The Company had no outstanding purchase commitments at December 31, 2003. For the year ended December 31, 2003, three suppliers of significant components, Panasonic, Canon USA, Inc. and Snell and Wilcox accounted for approximately 15%, 14% and 12% of the Company's total component purchases, respectively. For the year ended December 31, 2002, four suppliers of significant components of the Company's PVTV system, Leitch Incorporated, Panasonic, Snell and Wilcox, and Television Equipment Association accounted for approximately 12%, 12%, 14% and 12% of the Company's total component purchases, respectively. One supplier of significant components of the Company's PVTV system, Snell and Wilcox, accounted for approximately 14% of the Company's component purchases for the year ended December 31, 2001. No other supplier accounted for more than 10% of the Company's component purchases in 2003, 2002 or 2001.

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

10. RELATED-PARTY TRANSACTIONS
    --------------------------

The Company leases its manufacturing and headquarters office facilities from the Chairman and Chief Executive Officer of the Company and Barbara Parker, a related party. The lease's current terms obligate the Company through February 28, 2007 at a monthly base rental payment of $23,276, with an option for renewal.

The Company paid approximately $1,801,000 and $2,949,000, in 2002 and 2001, respectively, for patent-related legal services to a law firm, of which Robert Sterne, a Company director during 2002 and 2001, is a partner.

The Company paid Todd Parker, a director and related party, approximately $75,000 and $34,000 for consulting services in 2002 and 2001, respectively.

In March 2003, the Company sold 495,050 shares of its common stock in a private placement transaction to members of the Parker family, including CEO Jeffrey Parker, at a market price of $5.05 per share.

11. CONCENTRATIONS OF CREDIT RISK
    -----------------------------

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable. At December 31, 2003, the Company had cash balances on deposit with banks that exceeded the balance insured by the F.D.I.C. The Company maintains its cash investments with what management believes to be quality financial institutions and limits the amount of credit exposure to any one institution.

For the year ended December 31, 2003, two broadcast customers, Canadian Broadcasting Corporation and Gray Communications, accounted for approximately 22% and 10%, respectively, of the Company's total revenues. For the year ended December 31, 2002, three broadcast customers, LIN Television Corporation, McGraw-Hill Broadcasting, Inc. and Cablevision accounted for approximately 15%, 14%, and 17%, respectively, of the Company's total revenues. No single customer accounted for more than 10% of the Company's revenue in 2001. Canadian Broadcasting Corporation, Cablevision and Gray Communications accounted for 25%, 25%, and 24%, respectively, of accounts receivable at December 31, 2003. The Company closely monitors extensions of credit and has never experienced significant credit losses.

12. BUSINESS SEGMENT INFORMATION
    ----------------------------

The Company operates in two reportable segments, each of which is a strategic business that is managed separately because each business develops and commercializes distinct products and technologies. The segments are the wireless division and the video division.

The Company's wireless division is engaged in the design, development and marketing of products based on its proprietary Direct2Data(TM) or D2D(TM) technology. The D2D technology is a wireless direct conversion radio frequency technology which may be applied to all areas of wireless communications.

The video division is engaged in the design, development and marketing of automated live television production systems, marketed under the tradename PVTV(TM), and automated video camera control systems, marketed under the tradename CameraMan(R). This division also provides training, support and other services related to these products.

Management primarily evaluates the operating performance of its segments based on net sales and income (loss) from operations. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting polices discussed in Note 2. Certain reclassifications have been made to the 2002 and 2001 segment results in order to conform to the 2003 presentation. Segment results are as follows (in thousands):

                                            2003            2002            2001
                                          --------        --------        --------
     NET REVENUES:
       Wireless division                  $     21        $      0        $      0
       Video division                        6,717          11,912           9,315
                                          --------        --------        --------
           Total net sales                $  6,738        $ 11,912        $  9,315
                                          ========        ========        ========

     LOSS FROM OPERATIONS
       Wireless division                  $(15,684)       $(14,242)       $(14,128)
       Video division                       (3,381)         (1,405)         (2,522)
        Corporate                           (3,426)         (2,530)         (1,702)
                                          --------        --------        --------
           Total loss from operations     $(22,491)       $(18,177)       $(18,352)
                                          ========        ========        ========

     DEPRECIATION:
       Wireless division                  $  1,388        $  1,351        $  1,283
       Video division                          427             494             476
        Corporate                              159             154             186
                                          --------        --------        --------
           Total depreciation             $  1,974        $  1,999        $  1,945
                                          ========        ========        ========

     AMORTIZATION OF INTANGIBLES
     AND OTHER ASSETS:
       Wireless division                  $    795        $    813        $    741
       Video division                          183             139              97
                                          --------        --------        --------
           Total amortization             $    978        $    952        $    838
                                          ========        ========        ========

     CAPITAL EXPENDITURES:
       Wireless division                  $  1,035        $    703        $  1,120
       Video division                          138             590             302
        Corporate                                0              26              13
                                          --------        --------        --------
           Total capital expenditures     $  1,173        $  1,319        $  1,435
                                          ========        ========        ========

     ASSETS:
       Wireless division                  $ 13,469        $ 12,893        $ 13,305
       Video division                        4,662           7,052           6,843
       Corporate                            24,352          17,800          33,996
                                          --------        --------        --------
           Total assets                   $ 42,483        $ 37,745        $ 54,144
                                          ========        ========        ========

Corporate assets consist of the following components:

                                     December 31, 2003    December 31, 2002
                                     -----------------    -----------------
     Cash and investments                  $20,476             $14,955
     Prepaid and other                       1,775               1,356
     Property and equipment, net               595               1,276
     Other assets                            1,506                 213
                                           -------             -------
          Total                            $24,352             $17,800
                                           =======             =======

13. STOCK OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION PLANS:
    -----------------------------------------------------------

1993 STOCK PLAN

The Company adopted a stock plan in September 1993 (the "1993 Plan"). The 1993 Plan, as amended, provided for the grant of options and other Company stock awards to employees, directors and consultants, not to exceed 3,500,000 shares of common stock. The plan provided for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, bargain purchases of common stock, bonuses of common stock and various stock benefits or cash. Options granted to employees and consultants under the 1993 Plan vest for periods up to ten years and are exercisable for a period of five years from the date the options vest. Options granted to directors under the 1993 Plan are exercisable immediately and expire ten years from the date of grant. As of September 10, 2003, the Company was no longer able to issue grants under the 1993 Plan.

2000 PERFORMANCE EQUITY PLAN

The Company adopted a performance equity plan in July 2000 (the "2000 Plan"). The 2000 Plan provides for the grant of options and other Company stock awards to employees, directors and consultants, not to exceed 5,000,000 shares of common stock. The plan provides for benefits in the form of incentive stock options, nonqualified stock options, and stock appreciation rights, restricted share awards, stock bonuses and various stock benefits or cash. Options granted to employees and consultants under the 2000 Plan generally vest for periods up to five years and are exercisable for a period of five years from the date the options become vested. Options granted to directors under the 2000 Plan are generally exercisable immediately and expire ten years from the date of grant. Options to purchase 1,595,590 shares of common stock were available for future grants under the 2000 Plan at December 31, 2003.

The following table summarizes option activity in aggregate under the 1993 and 2000 Plans for each of the years ended December 31:

                                           2003                               2002                                 2001
                               ----------------------------       ----------------------------       ----------------------------
                                                    Wtd.                               Wtd.                               Wtd.
                                                  Avg. Ex.                           Avg. Ex.                           Avg. Ex.
                                 Shares            Price           Shares             Price            Shares            Price
                               ----------        ----------       ----------        ----------       ----------        ----------
     Outstanding at
       beginning of year        4,534,224        $    25.98        3,761,573        $    27.90        4,018,435        $    27.28
     Granted                    1,243,800              8.05          846,701             17.00          581,350             27.07
     Exercised                    (16,100)             6.21          (32,600)            12.29         (193,200)            15.76
     Forfeited                   (203,598)            23.39          (41,450)            28.96         (645,012)            26.65
     Expired                      (12,960)            18.62                0              0.00                0              0.00
                               ----------        ----------       ----------        ----------       ----------        ----------
     Outstanding at
        end of year             5,545,366        $    22.13        4,534,224        $    25.98        3,761,573        $    27.90
                               ==========        ==========       ==========        ==========       ==========        ==========

     Exercisable at
        end of year             3,623,958        $    23.83        2,709,330        $    24.68        1,877,577        $    25.12
                               ==========        ==========       ==========        ==========       ==========        ==========

     Weighted average
        fair value of
        options granted                          $     3.97                         $    10.05                         $    17.19
                                                 ==========                         ==========                         ==========

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

                                            2003                               2002                                 2001
                                ----------------------------       ----------------------------       ----------------------------
                                                     Wtd.                               Wtd.                               Wtd.
                                                   Avg. Ex.                           Avg. Ex.                           Avg. Ex.
                                  Shares            Price           Shares             Price            Shares            Price
                                ----------        ----------       ----------        ----------       ----------        ----------
     Outstanding at
        beginning of year        1,984,026        $    34.56        2,004,026        $    34.26        2,122,075        $    32.91
     Granted                             0                 0                0              0.00           83,451             34.30
     Exercised                           0                 0          (20,000)             5.00         (101,500)            10.00
     Forfeited                    (476,625)            21.38                0              0.00         (100,000)            29.94
     Expired                       (45,000)             9.58                0              0.00                0              0.00
                                ----------        ----------       ----------        ----------       ----------        ----------
     Outstanding end of
         year                    1,462,401        $    39.62        1,984,026        $    34.56        2,004,026        $    34.26
                                ==========        ==========       ==========        ==========       ==========        ==========
     Exercisable at
        end of year              1,439,901        $    39.88        1,749,098        $    36.28        1,176,798        $    31.79
                                ==========        ==========       ==========        ==========       ==========        ==========

     Weighted average
        fair value of
        options granted                               N/A                               N/A                             $    16.88
                                                  ==========                         ==========                         ==========

The options outstanding at December 31, 2003 under all plans, including the non-plan options and warrants, have exercise price ranges and weighted average contractual lives as follows:


                                             Options Outstanding                             Options Exercisable
                            ------------------------------------------------------    ----------------------------------
                                 Number             Wtd. Avg.                             Number
  Range of Exercise          Outstanding at         Remaining         Wtd. Avg.       Exercisable at        Wtd. Avg.
        Prices                  December           Contractual        Exercise         December 31,          Exercise
                                31, 2003              Life              Price              2003               Price
-----------------------     -----------------     --------------    --------------    ----------------     -------------
     $4.87-$7.25                     261,800            9 years             $7.03              37,410             $7.14
     $7.55-$8.78                     975,550            9 years             $8.04             307,950             $7.90
      $9.00-$11.88                   377,500            6 years            $10.44             226,165            $11.31
    $12.23-$17.60                    761,400            4 years            $14.85             610,900            $14.86
    $18.09-$26.94                  1,855,016            5 years            $21.56           1,486,484            $21.57
    $27.19-$39.00                  1,225,363            7 years            $32.07           1,170,663            $32.13
    $39.84-$61.50                  1,551,138            7 years            $49.29           1,224,287            $49.32
                            -----------------                                         ----------------
                                   7,007,767                                                5,063,859
                            =================                                         ================

In March 2001, in connection with a private placement transaction (see note 14), the Company issued warrants for the purchase of 83,451 shares of the Company's common stock to Texas Instruments, Inc. These warrants are immediately vested with exercise prices ranging from $29.96 to $39.84 per share and expire ten years from the date of grant. The warrants had an estimated fair market value of $16.88 per share, or approximately $1.4 million. The fair value was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.3%, no expected dividend yield, expected life of five years and expected volatility of 63%.

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

COMPENSATION COSTS

The Company's employee stock options are accounted for under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:


                                     2003                  2002                  2001
                                --------------        --------------        --------------
Net loss:  as reported          $  (22,014,798)       $  (17,271,822)       $  (16,610,467)
           Pro forma               (36,881,852)          (37,331,892)          (34,464,233)

Basic net loss per common
   share:
           As reported          $        (1.43)       $        (1.24)       $        (1.20)
           Proforma             $        (2.39)       $        (2.68)       $        (2.50)

The fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

                                          2003                     2002                     2001
                                       ----------               ----------               ----------
Expected volatility                      74%-78%                  48%-71%                  59%-64%
Risk free interest rate                1.30%-3.25%              2.74%-5.29%              3.62%-5.28%
Expected life                           5-10 years               5-11 years               4-11 years
Dividend yield                              --                       --                       --

14. STOCK AUTHORIZATION AND ISSUANCE
    --------------------------------

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

COMMON STOCK

On November 14, 2003, ParkerVision consummated the sale of an aggregate of 2,310,714 shares of common stock in a private placement to a limited number of institutional and other investors in a private placement pursuant to offering exemptions under the Securities Act of 1933. These shares were subsequently registered for resale under an S-3 registration statement. These shares were sold at a price of $8.75 per share for gross proceeds of $20,218,747. ParkerVision engaged Wells Fargo Securities LLC as placement agent pursuant to an agreement dated October 23, 2003, under which it paid an aggregate of $1,243,124 in fees and expenses in connection with the offering.

On September 3, 2003, the Company entered into a license agreement with SkyCross, Inc. ("SkyCross") for certain antenna technology to be utilized in current and future products for the Company's wireless division. In consideration for the license, the Company issued 138,158 shares of restricted common stock with an aggregate value of $950,000 or $6.88 per share. These shares were subsequently registered for resale by SkyCross under an S-3 registration statement. The agreement provided that, if under certain circumstances SkyCross did not realize at least $950,000 from the sale of the stock by January 1, 2004, the Company would issue additional shares or pay SkyCross an amount equal to the value of the shortfall. As of December 31, 2003, SkyCross had received at least $950,000, therefore no additional shares were issued by the Company.

On April 28, 2003, the Company entered into a written agreement with a corporate third party to conceive and develop new business opportunities for the Company. In consideration of the services to be rendered over a three-year term, the Company issued 250,000 shares of restricted common stock, under the terms of the 2000 Performance Equity Plan with an aggregate value of approximately $2,400,000, or $9.60 per share. These shares were subsequently registered for resale under an S-3 registration statement. The shares are fully vested and non-forfeitable, and they are subject to a sales limitation of a maximum of 83,334 shares per year. The $2,400,000 was capitalized and is being amortized to expense over the three-year term of the related agreement.

On March 26, 2003, the Company received $5,078,200 from the sale of an aggregate of 1,154,437 shares of its common stock in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended. These shares were subsequently registered for resale under an S-3 registration statement. Leucadia National Corporation and another third party purchased 659,387 shares of common stock at a price of $3.91 per share. The Parker family, including CEO Jeffrey Parker, purchased 495,050 shares of common stock at the market price of $5.05 per share.

In March 2001, the Company issued 83,451 shares of its Common Stock to Texas Instruments, Inc. in a private placement transaction. The shares were sold at a price of $29.96 per share for net proceeds of approximately $2.5 million and were subsequently registered for resale under an S-3 registration statement.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)
    ------------------------------------

                                               For the three months ended                                For the year
                      -----------------------------------------------------------------------------         ended
                        March 31,             June 30,          September 30,        December 31,        December 31,
                           2003                 2003                 2003                2003                2003
                      ----------------    -----------------    -----------------    ---------------     ---------------
Revenues                $  1,760,170        $  2,390,237        $  1,350,539        $  1,237,123        $  6,738,069
Gross margin                 565,916             825,187             416,888             264,405           2,072,396
Net loss                  (5,558,093)         (5,049,118)         (5,627,158)         (5,780,429)        (22,014,798)
Basic and diluted
  net loss per
  common share          $      (0.39)       $      (0.33)       $      (0.36)       $      (0.35)       $      (1.43)


                                               For the three months ended                                For the year
                      -----------------------------------------------------------------------------         ended
                        March 31,             June 30,          September 30,        December 31,        December 31,
                           2002                 2002                 2002                2002                2002
                      ----------------    -----------------    -----------------    ---------------     ---------------
Revenues                $  3,026,007        $  3,024,108        $  2,280,596        $  3,581,202        $ 11,911,913
Gross margin               1,273,474           1,129,889             747,501           1,551,764           4,702,628
Net loss                  (3,654,921)         (4,269,573)         (4,400,322)         (4,947,006)        (17,271,822)
Basic and diluted
  net loss per
  common share          $      (0.26)       $      (0.31)       $      (0.31)       $      (0.35)       $      (1.24)

16. SUBSEQUENT EVENT
    ----------------

On February 25, 2004, the Company entered into an asset purchase agreement ("Asset Agreement") and various ancillary agreements with Thomson Broadcast & Media Solutions, Inc. ("Thomson") and Thomson Licensing, SA ("Thomson Licensing" and, together with Thomson, the "Purchasers") for the sale of all of the assets of the Company's video division, with certain limited exceptions. The transaction is expected to close in the second quarter of 2004, after the approval of the Company's stockholders is obtained and other customary closing conditions are satisfied. Under the Asset Agreement and the various ancillary agreements, the Company will sell to the Purchasers the business and related assets of its video division, excluding certain contracts, accounts receivable and other assets. The assets to be sold are those used in connection with and relating to the PVTV and CameraMan products and services, including patents, patent applications, tradenames, trademarks and other intellectual property, inventory, specified design, development and manufacturing equipment, and outstanding contracts for products and services. The Company is retaining its accounts receivable and certain other specified contracts and other assets.

The purchase price of the assets is $12,500,000, subject to adjustment upon verification of the actual value of the certain tangible or current assets that will be transferred, minus certain liabilities (warranty reserves, deferred income and amounts required to satisfy certain assumed or other contractual liabilities). The upward adjustment to the purchase price, if any, cannot exceed $2,750,000. The Company currently believes that the adjustment will be approximately $1,500,000. The actual amount of the adjustment will be determined within 45 days after the closing and will be paid when the final valuation is agreed upon. A portion of the purchase price equal to $1,250,000 will be held by the Purchasers until the first anniversary of the closing as security against the Company's obligations to indemnify the Purchasers. This amount will earn interest until paid.

The video division operating results, which represent substantially all of the Company's revenues and margins to date, will be reported as discontinued operations in the period in which the transaction is closed, currently anticipated to be the second quarter of 2004. The operations of the video division are disclosed in Note 12; however these results may not be directly indicative of the amounts to be reported as future discontinued operations as there are certain allocated costs included in these divisional results of operations which will be continue to be incurred by the Company subsequent to the sale of the video division.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, (the "2004 Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the caption "Election of Directors - Executive Compensation" in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
------------------------------------

The following table gives the information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003, including the 1993 Stock Plan, the 2000 Performance Equity Plan and other miscellaneous plans.

                                                                                         Number of securities
                                                                                        remaining available for
                                         Number of securities                            future issuance under
                                          to be issued upon       Weighted-average        equity compensation
                                             exercise of          exercise price of        plans (excluding
                                         outstanding options,   outstanding options,   securities reflected in
                                         warrants and rights     warrants and rights          column (a))
             Plan Category                      ( a )                   ( b )                    ( c )
             -------------               --------------------   --------------------   -----------------------
  Equity compensation plans
  approved by security holders                5,545,366                 $22.13                 1,595,590
  Equity compensation plans not
    approved by security holders                150,000                 $23.66                    None
                                        ---------------------                          -----------------------
                 Total                        5,695,366                                        1,595,590
                                        =====================                          =======================

The equity compensation plans reported upon in the above table not approved by security holders include:

      i) Options to purchase an aggregate of 25,000 shares granted to two directors in March 1999 at exercise prices of $23.25 per share. These options were immediately vested and expire in March 2009.

      ii) Options to purchase 100,000 shares granted to an employee in March 1999 at an exercise price of $23.25. These options vest ratably over five years and expire in May 2009. As of December 31, 2003, options to purchase 90,000 shares were outstanding.

      iii) Options to purchase 35,000 shares granted to the Company's patent attorneys at an exercise price of $25. These options vested upon issuance and expire three years from the date of grant.

The information contained under the caption "Security Ownership of Certain Beneficial Owners" in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Election of Directors - Certain Relationships and Related Transactions" in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption "Election of Directors - Audit Committee Information and Report" in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      EXHIBITS

Exhibit
 Number                                 Description
--------       -----------------------------------------------------------------
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

 10.3 Stock option agreement dated October 11, 1993 between the Registrant and Jeffrey Parker (incorporated by reference from Exhibit 10.13 of Registration Statement No.33-70588-A)

 10.4 First amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.21 of Annual Report on Form 10-KSB for the year ended December 31, 1995)

 10.5 Second amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996)

 10.6 Third amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.19 of Annual Report on Form 10-KSB for the period ended December 31, 1996)

 10.7 Fourth amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.8 of the Annual Report on Form 10-K for the period ended December 31, 2001)

 10.8 Asset Purchase Agreement dated March 2, 2000 between the Registrant and Signal Technologies, Inc., a Florida corporation (incorporated by reference from Exhibit 10.13 of Annual Report on Form 10-K for the period ended December 31, 1999)

 10.9 License Agreement between the Registrant and Symbol Technologies, Inc., a Delaware corporation (incorporated by reference from Exhibit 10.19 of Annual Report on Form 10-K for the period ended December 31, 1999)

10.10 Subscription agreement between the Registrant and Tyco Sigma Ltd dated May 22, 2000 (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended June 30,
               2000)

10.11 Subscription agreement between the Registrant and Leucadia National Corporation dated May 22, 2000 (incorporated by reference from Exhibit 10.2 of Quarterly Report on Form 10-Q for the period ended June 30, 2000)

10.12 Transfer and registration rights agreement between the Registrant and Peconic Fund Ltd. dated May 22, 2000 (incorporated by reference from Exhibit 10.3 of Quarterly Report on Form 10-Q for the period ended June 30, 2000)

10.13 Subscription agreement between the Registrant and Texas Instruments, Inc. dated March 8, 2001 (incorporated by reference fro the Exhibit 10.16 of the Annual Report on Form 10-K for the period ended December 31, 2000)

10.14 Employment agreement dated September 7, 2000 between Jeffrey Parker and Registrant (incorporated by reference from Exhibit
               10.1 of Quarterly Report on Form 10-Q for the period ended June
               30. 2001)

10.15 Stock option agreement dated September 7, 2000 between Jeffrey Parker and Registrant (incorporated by reference from Exhibit
               10.2 of Quarterly Report on Form 10-Q for the period ended June
               30. 2001)

10.16 Stock option agreement dated September 7, 2000 between Jeffrey Parker and Registrant (incorporated by reference from Exhibit
               10.3 of Quarterly Report on Form 10-Q for the period ended June
               30. 2001)

10.17 Employment agreement dated March 6, 2002 between David Sorrells and Registrant (incorporated by reference from Exhibit 10.21 of Annual Report on Form 10-K for the period ended December 31,
               2001)

10.18          2000 Performance Equity Plan (incorporated by reference from
               Exhibit 10.11 of Registration Statement No. 333-43452)

10.19 Development and Foundry Agreement between Registrant and Texas Instruments dated March 8, 2001 (incorporated by reference from
               Exhibit 10.3 of Registration Statement No. 333-110712)

10.20 Form of 2002 Indemnification Agreement for Directors and Officers (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended September 30, 2002)

10.21 Subscription agreement between the Registrant and Leucadia National Corporation dated March 26, 2003 (incorporated by reference from Exhibit 10.24 of Annual Report on Form 10-K for the period ended December 31, 2002)

10.22 Subscription agreement between the Registrant and Jeffrey Parker dated March 26, 2003 (incorporated by reference from Exhibit
               10.25 of Annual Report on Form 10-K for the period ended December 31, 2002)

10.23 Subscription agreement between the Registrant and Barbara Parker dated March 26, 2003 (incorporated by reference from Exhibit
               10.26 of Annual Report on Form 10-K for the period ended December 31, 2002)

10.24 Subscription agreement between the Registrant and Todd Parker dated March 26, 2003 (incorporated by reference from Exhibit
               10.27 of Annual Report on Form 10-K for the period ended December 31, 2002)

10.25 Subscription agreement between the Registrant and Stacie Wilf dated March 26, 2003 (incorporated by reference from Exhibit
               10.28 of Annual Report on Form 10-K for the period ended December 31, 2002)

10.26 Subscription agreement between the Registrant and David Cumming dated March 26, 2003 (incorporated by reference from Exhibit
               10.29 of Annual Report on Form 10-K for the period ended December 31, 2002)

10.27 Form of SkyCross, Inc. License Agreement dated September 3, 2003 (incorporated by reference from Exhibit 10.1 of Registration Statement No. 333-108954)

10.28 Form of Stock Purchase Agreement with each of the investors in the November 2003 private placement who are the Selling Stockholders (incorporate by reference from Exhibit 10.1 of Registration Statement No. 333-110712)

10.29 Asset Purchase Agreement and related ancillary agreements, dated as of February 25, 2004, among the Company, Thomson and Thomson Licensing (incorporated by reference from Exhibits 2.1, 10.1, 10.2, 10.3, 10.4, 10.4 and 10.6 of Current Report on Form 8-K for the event date of February 25, 2004)

22.1           Table of Subsidiaries*

23.1           Consent of PricewaterhouseCoopers LLP*

31.1           Rule 13a-14 and 15d-14 Certification of Jeffrey Parker*

31.2           Rule 13a-14 and 15d-14 Certification of Cynthia Poehlman*

32.1           Section 1350 Certification of Jeffrey Parker and Cynthia
               Poehlman*

99.1           Risk Factors*

* Filed herewith

(b)      REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PARKERVISION, INC.

Date:    March 12, 2004                     By:  /s/ Jeffrey L. Parker
                                                 ---------------------
                                            Jeffrey L. Parker
                                            Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                Title                                            Date
By:  /s/ Jeffrey L. Parker          Chief Executive Officer and Chairman                        March 12, 2004
    ----------------------------    of the Board (Principal Executive Officer)
      Jeffrey L. Parker

By:  /s/ William A. Hightower       President and Director                                      March 12, 2004
    ----------------------------
      William A. Hightower

By:  /s/ Todd Parker                President, Video Business Unit and Director                 March 12, 2004
    ----------------------------
      Todd Parker

By:  /s/ David F. Sorrells          Chief Technical Officer and Director                        March 12, 2004
    ----------------------------
      David F. Sorrells

By:  /s/ Stacie Wilf                Secretary, Treasurer and Director                           March 12, 2004
    ----------------------------
      Stacie Wilf

By:  /s/ Cynthia L. Poehlman        Chief Accounting Officer                                    March 12, 2004
    ----------------------------    (Principal Accounting Officer)
      Cynthia L. Poehlman

By:  /s/ Richard A. Kashnow         Director                                                    March 12, 2004
    ----------------------------
      Richard A. Kashnow

By:  /s/ William L. Sammons         Director                                                    March 12, 2004
    ----------------------------
      William L. Sammons

By:  /s/ Nam P. Suh                 Director                                                    March 12, 2004
    ----------------------------
      Nam P. Suh

By:  /s/ Papken der Torossian       Director                                                    March 12, 2004
    ----------------------------
      Papken der Torossian

                        PARKERVISION, INC. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS

                                   SCHEDULE II

                                     Balance at         Provision                         Balance at
Valuation Allowance for              Beginning         Charged to                           End of
Inventory Obsolescence               of Period           Expense        Write-Offs          Period
----------------------------------------------------------------------------------------------------
Year ended December 31, 2001           $768,285           $320,000      $ (108,715)      $   979,570
Year ended December 31, 2002            979,570            521,573        (668,841)          832,302
Year ended December 31, 2003            832,302            401,271         (44,113)        1,189,460


                                      Balance at                                          Balance at
Valuation Allowance for               Beginning                                             End of
      Income Taxes                    of Period         Provision       Write-Offs          Period
----------------------------------------------------------------------------------------------------
Year ended December 31, 2001        $21,472,862        $ 7,998,118               0       $29,470,980
Year ended December 31, 2002         29,470,980          7,062,479               0        36,533,459
Year ended December 31, 2003         36,533,459          8,330,347               0        44,863,806