Form 10-Q
period 2004-03-31
PARKERVISION INC
filed 2004-05-07
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
   (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __.

Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Exchange Act). Yes _X_ No __.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 5, 2004, 17,959,504 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                             March 31,
                                                               2004         December 31,
                             ASSETS                         (unaudited)         2003
                             ------                         -----------     -----------
CURRENT ASSETS:
   Cash and cash equivalents                                $13,788,062     $17,467,875
   Short-term investments                                     2,694,007       3,008,427
   Accounts receivable, net of allowance for doubtful
      accounts of $68,330 at March 31, 2004 and $64,159
      at December 31, 2003, respectively                      1,132,587         988,849
   Inventories, net                                           2,982,596       2,476,985
   Prepaid expenses and other                                 2,214,643       2,366,792
                                                            -----------     -----------
          Total current assets                               22,811,895      26,308,928

PROPERTY AND EQUIPMENT, net                                   4,581,135       4,860,261

OTHER ASSETS, net                                            11,191,891      11,313,621
                                                            -----------     -----------

          Total assets                                      $38,584,921     $42,482,810
                                                            ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                           March 31,
                                                             2004            December 31,
        LIABILITIES AND SHAREHOLDERS' EQUITY              (unaudited)            2003
        ------------------------------------             -------------      -------------
CURRENT LIABILITIES:
   Accounts payable                                      $   2,170,531      $     693,820
   Accrued expenses:
        Salaries and wages                                     669,360            592,369
        Warranty reserves                                      207,114            199,084
        Professional fees                                      329,689            143,893
        Other accrued expenses                                 146,691            228,057
   Deferred revenue                                          1,026,173          1,226,929
                                                         -------------      -------------
          Total current liabilities                          4,549,558          3,084,152

COMMITMENTS AND CONTINGENCIES
       (Notes 2, 7 and 8)

                                                         -------------      -------------
          Total liabilities                                  4,549,558          3,084,152
                                                         -------------      -------------

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares
     authorized, 17,959,504 issued and outstanding
     at March 31, 2004 and December 31, 2003,
     respectively                                              179,595            179,595
   Warrants outstanding                                     16,807,505         16,807,505
   Additional paid-in capital                              118,048,964        118,048,964
   Accumulated other comprehensive income                       30,712             31,746
   Accumulated deficit                                    (101,031,413)       (95,669,152)
                                                         -------------      -------------
          Total shareholders' equity                        34,035,363         39,398,658
                                                         -------------      -------------

          Total liabilities and shareholders' equity     $  38,584,921      $  42,482,810
                                                         =============      =============

   The accompanying notes are an integral part of these financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          Three Months Ended
                                                      March 31,       March 31,
                                                        2004            2003
                                                    -----------     -----------

Product revenue                                     $ 1,003,479     $ 1,455,516
Royalty revenue                                         250,000               0
Support and other services revenue                      222,685         304,654
                                                    -----------     -----------
   Net revenues                                       1,476,164       1,760,170
                                                    -----------     -----------

Cost of goods sold - products                           650,152         921,538
Cost of goods sold - support and other services         260,093         272,716
                                                    -----------     -----------
   Total cost of goods sold                             910,245       1,194,254
                                                    -----------     -----------

                                                    -----------     -----------
   Gross margin                                         565,919         565,916
                                                    -----------     -----------

Research and development expenses                     3,375,406       4,259,750
Marketing and selling expenses                          760,988         871,990
General and administrative expenses                   1,844,429       1,173,671
Other expense                                               635               0
                                                    -----------     -----------
    Total operating expenses, net                     5,981,458       6,305,411
                                                    -----------     -----------

    Loss from operations                            $(5,415,539)    $(5,739,495)

Interest and other income                                53,278         181,402
                                                    -----------     -----------

    Net loss                                        $(5,362,261)    $(5,558,093)
                                                    ===========     ===========

   Basic and diluted net loss per common share      $     (0.30)    $     (0.39)
                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                              March 31,
                                                                  ------------------------------
                                                                      2004              2003
                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $ (5,362,261)     $ (5,558,093)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and patent amortization                          796,117           743,365
         Amortization of premium on investments                         13,386            44,838
         Provision for obsolete inventories                             75,000            75,000
         Stock compensation                                                  0           393,096
         Gain on sale of investments                                         0          (105,523)
         Loss on disposal of equipment                                     635                 0
         Changes in certain operating assets and liabilities:
            Accounts receivable, net                                  (143,738)          523,623
            Inventories                                               (580,611)          164,115
            Prepaid, interest receivable and other assets              131,891           120,589
            Accounts payable and accrued expenses                    1,666,162           879,091
            Deferred revenue                                          (200,756)          (71,500)
                                                                  ------------      ------------
               Total adjustments                                     1,758,086         2,766,694
                                                                  ------------      ------------
Net cash used in operating activities                               (3,604,175)       (2,791,399)
                                                                  ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments available for sale                                0        (3,023,065)
   Proceeds from maturity/sale of investments                          300,000         7,779,984
   Purchases of property and equipment                                (223,417)         (341,897)
   Payments for patent costs                                          (152,221)         (232,927)
                                                                  ------------      ------------
Net cash (used in) provided by investing activities                    (75,638)        4,182,095
                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                    0         5,064,915
                                                                  ------------      ------------
Net cash provided by financing activities                                    0         5,064,915
                                                                  ------------      ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                    (3,679,813)        6,455,611

CASH AND CASH EQUIVALENTS, beginning of period                      17,467,875         1,087,033
                                                                  ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                          $ 13,788,062      $  7,542,644
                                                                  ============      ============

   The accompanying notes are an integral part of these financial statements.

                               PARKERVISION, INC.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.    ACCOUNTING POLICIES
      -------------------

      The accompanying unaudited consolidated financial statements of ParkerVision, Inc. and subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

      These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 2003. There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2003.

      COMPREHENSIVE INCOME. The Company's other comprehensive income is comprised of net unrealized gains (losses) on investments available-for-sale which are included in accumulated other comprehensive income in the consolidated balance sheets. The Company's other comprehensive loss for the three-month periods ended March 31, 2004 and 2003 was $(1,034) and $(118,503), respectively. The Company's total comprehensive loss for the three-month periods ended March 31, 2004 and 2003 was $(5,363,295) and $(5,676,596), respectively.

      CONSOLIDATED STATEMENTS OF CASH FLOWS. The Company paid no cash for income taxes or interest for the three-month periods ended March 31, 2004 and 2003. For the three-month period ended March 31, 2003, the Company issued restricted stock as compensation to employees with an aggregate fair value of $130,000.

      ROYALTY REVENUE. In the first quarter of 2004, the Company's wireless division recognized a one-time previously deferred royalty payment upon termination of a licensing agreement in the amount of $250,000.

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

      A reconciliation of the changes in the aggregate product warranty liability for the three months ended March 31, 2004 and the year ended December 31, 2003 is as follows:

                                                                      Warranty Reserve
                                                                       Debit (Credit)
                                                                  ------------------------
                                                                              December 31,
                                                                  March 31,       2003
                                                                    2004      (unaudited)
                                                                  ---------    ---------
      Balance at the beginning of the period                      $(199,084)   $(248,230)
      Accruals for warranties issued during the period              (10,291)     (55,729)
      Accruals related to pre-existing warranties (including
         changes in estimates)                                            0            0
      Settlements made (in cash or in kind) during the period         2,261      104,875
                                                                  ---------    ---------
      Balance at the end of the period                            $(207,114)   $(199,084)
                                                                  =========    =========

      The Company offers extended service and support contracts on its PVTV automated production systems. A reconciliation of the changes in the aggregate deferred revenue from extended service contracts for the three months ended March 31, 2004 and for the year ended December 31, 2003 is as follows:

                                                               Deferred Revenue from Extended
                                                                       Service Contracts
                                                                         Debit (Credit)
                                                               ------------------------------
                                                                              December 31,
                                                                  March 31,       2003
                                                                    2004      (unaudited)
                                                                  ---------    ---------
      Balance at the beginning of the year                        $(561,584)   $(383,704)
      Accruals for contracts issued during the year                (113,300)    (737,617)
      Revenue recognized during the year                            143,452      559,737
                                                                  ---------    ---------
      Balance at the end of the year                              $(531,432)   $(561,584)
                                                                  =========    =========

      The remaining deferred revenue in the Consolidated Balance Sheets relates to deposits received from customers for orders of PVTV systems and related training and installation services pertaining to those systems.

      ACCOUNTING FOR STOCK BASED COMPENSATION. At March 31, 2004, the Company has two stock-based employee compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. For employee stock option grants, no stock-based employee compensation cost is reflected in the Consolidated Statements of Operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", to stock-based employee compensation.

                                                        Three months ended
                                                   ---------------------------
                                                    March 31,       March 31,
                                                      2004            2003
                                                   -----------    -----------
      Net Loss, as reported                        $(5,362,261)   $(5,558,093)
      Deduct:  Total stock-based employee
      compensation expense determined under fair
      value based method for all awards, net of
      related tax effects                           (2,885,245)    (3,606,019)
                                                   -----------    -----------
      Pro Forma net loss                            (8,247,506)    (9,164,112)
                                                   ===========    ===========
      Basic Net Loss Per Share:  As Reported       $      (.30)   $      (.39)
                                                   ===========    ===========
                                 Pro Forma         $      (.46)   $      (.65)
                                                   ===========    ===========

2.    PENDING SALE OF THE VIDEO BUSINESS UNIT ASSETS
      ----------------------------------------------

      On February 25, 2004, the Company entered into an asset purchase agreement ("Asset Agreement") and various ancillary agreements with Thomson Broadcast & Media Solutions, Inc. ("Thomson") and Thomson Licensing, SA ("Thomson Licensing" and, together with Thomson, the "Purchasers") for the sale of all of the assets of the Company's video division, with certain limited exceptions. The transaction is expected to close in the second quarter of 2004, assuming the required approval of the Company's stockholders is obtained and other required closing conditions are satisfied. Under the Asset Agreement and the various ancillary agreements, the Company will sell to the Purchasers the business and related assets of its video division, excluding certain contracts, accounts receivable and other assets. The assets to be sold are those used in connection with and relating to the PVTV and CameraMan products and services, including patents, patent applications, tradenames, trademarks and other intellectual property, inventory, specified design, development and manufacturing equipment, and outstanding contracts for products and services. The Company is retaining its accounts receivable and certain other specified contracts and other assets.

      The purchase price of the assets is $12,500,000, subject to adjustment upon verification of the actual value of the certain tangible or current assets that will be transferred, minus certain liabilities (warranty reserves, deferred income and amounts required to satisfy certain assumed or other contractual liabilities). The upward adjustment to the purchase price, if any, cannot exceed $2,750,000. The Company currently believes that the upward adjustment to the purchase price will be approximately $1,500,000. The actual amount of the adjustment will be determined within 45 days after the closing and will be paid when the final valuation is agreed upon. A portion of the purchase price equal to $1,250,000 will be held by the Purchasers until the first anniversary of the closing as security against the Company's obligations to indemnify the Purchasers. This amount will earn interest until paid. The Company expects to realize an approximate gain of $11.8 million on the sale of the assets of the video division.

      The video division operating results, which represent substantially all of the Company's revenues and margins to date, will be reported as discontinued operations in the period in which the required shareholder approval of the sale is obtained, currently anticipated to be the second quarter of 2004. The operations of the video division are disclosed in
      Note 6; however these results may not be directly indicative of the amounts to be reported as future discontinued operations as there are certain allocated costs included in these divisional results of operations which will be continue to be incurred by the Company subsequent to the sale of the video division.

3.   LOSS PER SHARE
     --------------

     Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended March 31, 2004 and 2003 is 17,959,504 and 14,076,966 respectively.
     The total number of options and warrants to purchase 7,078,727 and 6,715,095 shares of common stock that were outstanding at March 31, 2004 and 2003, respectively, were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

4.   INVENTORIES:
     ------------

     Inventories consist of the following:

                                                                    December 31,
                                                       March 31,        2003
                                                         2004        (audited)
                                                     -----------    -----------
         Purchased materials                         $ 2,094,030    $ 1,869,542
         Work in process                                 388,096        185,041
         Finished goods                                  474,088        404,765
         Spare parts and demonstration inventory       1,175,141      1,207,097
                                                     -----------    -----------
                                                       4,131,355      3,666,445
         Less allowance for inventory obsolescence    (1,148,759)    (1,189,460)
                                                     -----------    -----------
                                                     $ 2,982,596    $ 2,476,985
                                                     ===========    ===========

5.   OTHER ASSETS:
     -------------

     Other assets consists of the following:

                                                March 31, 2004
                                ----------------------------------------------
                                    Gross
                                  Carrying       Accumulated
                                   Amount        Amortization       Net Value
                                ------------     ------------     ------------
     Patents and copyrights     $ 10,940,048     $ (2,799,904)    $  8,140,144
     Prepaid services              1,600,000         (800,000)         800,000
     Prepaid licensing fees        2,255,000         (548,500)       1,706,500
     Deposits and other              545,247                0          545,247
                                ------------     ------------     ------------
                                $ 15,340,295     $ (4,148,404)    $ 11,191,891
                                ============     ============     ============

                                              December 31, 2003
                                                  (audited)
                                ----------------------------------------------
                                    Gross
                                  Carrying       Accumulated
                                   Amount        Amortization       Net Value
                                ------------     ------------     ------------
     Patents and copyrights     $ 10,787,826     $ (2,638,862)    $  8,148,964
     Prepaid services              1,600,000         (600,000)       1,000,000
     Prepaid licensing fees        2,030,000         (415,333)       1,614,667
     Other intangible assets         364,830         (364,830)               0
     Deposits and other              549,990                0          549,990
                                ------------     ------------     ------------
                                $ 15,332,646     $ (4,019,025)    $ 11,313,621
                                ============     ============     ============

6.   BUSINESS SEGMENT INFORMATION
     ----------------------------

     The Company's segments include the Video Division and the Wireless Division. Certain reclassifications have been made to the 2003 segment results in order to conform with the 2004 presentation. Segment results are as follows (in thousands):

                                                       Three months ended
                                                     ----------------------
                                                     March 31,    March 31,
                                                       2004         2003
                                                     --------     --------
     NET REVENUES:
       Video Division                                $  1,158     $  1,760
       Wireless Division                                  318            0
                                                     --------     --------
           Total net sales                           $  1,476     $  1,760
                                                     ========     ========

     LOSS FROM OPERATIONS:
       Video Division                                $ (1,389)    $   (825)
       Wireless Division                               (3,299)      (4,235)
       Corporate                                         (728)        (679)
                                                     --------     --------
            Total loss from operations               $ (5,416)    $ (5,739)
                                                     ========     ========

     DEPRECIATION:
       Video Division                                $     95     $    114
       Wireless Division                                  373          339
       Corporate                                           34           46
                                                     --------     --------
           Total depreciation                        $    502     $    499
                                                     ========     ========

     AMORTIZATION OF IDENTIFIABLE
     INTANGIBLES AND OTHER ASSETS:
       Video Division                                $     43     $     33
       Wireless Division                                  251          211
                                                     --------     --------
           Total amortization                        $    294     $    244
                                                     ========     ========

     CAPITAL EXPENDITURES:
       Video Division                                $     43     $     58
       Wireless Division                                  180          284
        Corporate                                           0            0
                                                     --------     --------
           Total capital expenditures                $    223     $    342
                                                     ========     ========

                                                                 December 31,
                                                     March 31,       2003
                                                       2004      (unaudited)
                                                     --------    -----------
     ASSETS:
       Video Division                                $  4,989     $  4,662
       Wireless Division                               13,650       13,469
       Corporate                                       19,946       24,352
                                                     --------     --------
           Total assets                              $ 38,585     $ 42,483
                                                     ========     ========

      Corporate assets consist of the following:

                                                                 December 31,
                                                     March 31,       2003
                                                       2004      (unaudited)
                                                     --------    -----------
       Cash and investments                           $16,482      $20,476
       Prepaid expenses and other                       1,597        1,775
       Property and equipment, net                        561          595
       Other assets                                     1,306        1,506
                                                      -------      -------
          Total assets                                $19,946      $24,352
                                                      =======      =======

7.   STOCK OPTIONS
     -------------

     For the three-month period ended March 31, 2004, the Company granted stock options under the 2000 Performance Equity Plan (the "2000 Plan") to its non-employee directors to purchase an aggregate of 45,000 shares of its common stock at an exercise price of $9.06 per share. These share options are immediately vested and expire ten years from the date of the grant.

     The Company grants stock options to employees in connection with hiring and retention of employees. For the three-month period ended March 31, 2004, the Company granted share options to an employee to purchase 7,500 shares of its common stock at an exercise price of $7.15 per share. The options vest ratably over five years and expire five years from the date vested.

     As of March 31, 2004, options to purchase 1,545,090 shares of common stock were available for future grants under the 2000 Plan.

8.   LEGAL PROCEEDINGS
     -----------------

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

Results of Operations for Each of the Three-Month Periods Ended March 31, 2004
------------------------------------------------------------------------------
and 2003
--------

The Company has entered into an agreement to sell the video division, which is expected to close in the second quarter of 2004. The discussion below reflects the historical performance of the division and, to some extent, its continued operations until the sale is completed, but does not reflect the Company's operations as affected by the consummation of the sale.

Revenues
--------
Revenues for the three months ended March 31, 2004 were $1,476,000, as compared to revenues of $1,760,000 for the same period in 2003. The decrease of approximately $284,000 was due to a decrease in video division revenues of approximately $602,000, offset by $318,000 of wireless division revenues. Essentially all of the Company's revenues to date have been generated by is video division. In the first quarter of 2004, the Company's wireless division recognized initial sales of its wireless end-user products, and a one-time previously deferred royalty payment upon termination of a licensing agreement.

Video Division
--------------
Video division revenues by major product lines, including service and support related to those products, as a percentage of total video division revenues for the three-month periods ended March 31, 2004 and 2003 were as follows:

                                              Three Months Ended
                                    ------------------------------------
                                    March 31, 2004        March 31, 2003
                                    --------------        --------------
PVTV systems                             63%                    62%
Camera systems                           18%                    21%
Support and other services               19%                    17%

The number of PVTV and stand-alone CameraMan systems sold and the average selling price per system for the three-month periods were as follows:

                                                        Average Selling Price
                           Number of Systems Sold             per System
                           ----------------------      -----------------------
                           March 31,    March 31,      March 31,     March 31,
                             2004         2003           2004          2003
                           ---------    ---------      ---------     ---------
PVTV Systems                   2            4          $216,000      $271,000
Camera Systems                15           21          $ 13,900      $ 17,800

In addition to the system sales, the Company sold approximately $295,000 in PVTV add-on cameras, components and backup modules to existing installations during the three months ended March 31, 2004.

The $602,000 decrease in video division revenues was due to a decrease in both product and support revenues. PVTV product revenues decreased approximately $356,000 due to a decrease in the volume of units sold and a decline in the average selling price per system. The decline in the number of PVTV systems sold is believed to be the result of uncertainty among the broadcasters as to the Company's pending sale of the video division assets to Thomson as discussed in
Note 2 to the Consolidated Financial Statements. The decline in average selling price was due to the mix of product sold as well as an overall price reduction on certain PVTV products initiated in the second quarter of 2003.

Camera revenues declined by approximately $164,000 due to a decline in the number of units sold, and a decrease in the average selling price per system. The decrease in the average selling price per system was due to the introduction of a new lower priced three-chip camera system in late 2003.

For the three month period ended March 31, 2004, the Company's service and support revenue decreased by approximately $82,000 as compared to the same period in 2003. This decrease was due to the timing of training and other services in relation to PVTV system deliveries. The Company's recurring support revenue from PVTV support contracts remained relatively stable during the three-month periods ended March 31, 2004 and 2003.

Wireless Division
-----------------
In the fourth quarter of 2003, the Company's wireless division began selling its first D2D-based products, wireless local area networking cards for use in laptop computers and wireless USB adaptors for both laptop and desktop computers. The Company added wireless four-port routers to its initial product line during the first quarter of 2004. For the three month period ended March 31, 2004, revenues of approximately $68,200 were recognized from sales of wireless products. These sales were generated through the Company's website and through TigerDirect.com, an Internet-based retailer specializing in high tech electronic merchandise. The average selling price of both the wireless local area networking card and the USB adaptor is approximately $76 and the average selling price of the wireless four-port router is approximately $200.

For sales through TigerDirect.com, the Company recognizes revenue on a sell-through basis, that is, when the product is sold through to the end-user. This is determined based on information received from TigerDirect.com. In addition, the Company currently offers a 30-day money back guarantee on its wireless products. Since the Company does not have sufficient history with sales of this nature to establish an estimate of expected returns, it has deferred 100% of wireless product sales to the end-user until expiration of the 30-day guarantee period. At March 31, 2004, the Company had deferred revenue from sales of wireless products of approximately $36,900.

The Company has entered into outside public relations and manufacturer representative arrangements for introduction of the Company's products to retail storefronts. The Company is exploring additional channels of marketing and commercial product distribution including value-added reseller relationships.

For the three-month period ended March 31, 2004, the Company recognized a one-time royalty revenue of $250,000 from the termination of a 1999 licensing agreement with Symbol Technologies, Inc. This amount, which represents prepaid royalties under the agreement, was previously included in deferred revenue.

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

Gross Margin
------------

For the three-month periods ended March 31, 2004 and 2003, gross margins based on aggregate revenues as a percentage of sales were 38.3% and 32.2%, respectively.

The gross margins for products and services by division for the three-month periods were as follows:

Video Division
--------------

                                 March 31, 2004            March 31, 2003
                              --------------------      -------------------
                                  $            %            $           %
                              ---------     ------      ---------    ------
Products                      $ 333,200      35.6%      $ 534,000     36.7%
Services                        (37,400)    (16.8)%        31,900     10.5%
                              ---------     ------      ---------    ------
  Total                       $ 295,800      25.5%      $ 565,900     32.2%
                              =========     ======      =========    ======

The decrease in video product margin from period to period was primarily due to the mix of products sold and the absorption of inventory obsolescence reserves and fixed overhead over a lower production volume in the first quarter of 2004. The decline in service margins was primarily a result of a decline in training and other service revenue due to the decrease in new PVTV product sales late in 2003 and in the first quarter of 2004. The costs related to this service revenue are relatively fixed over the short term due to the time and cost required to recruit and train PVTV support personnel.

Wireless Division
-----------------

                                      March 31, 2004        March 31, 2003
                                   -------------------    -----------------
                                       $          %          $         %
                                   --------    -------    -------   -------
Products                           $ 20,100      29.5%        N/A       N/A
Royalties                           250,000     100.0%        N/A       N/A
                                   --------    -------    -------   -------
  Total                            $270,100      84.9%        N/A       N/A
                                   ========    =======    =======   =======

The Company initiated sales of its wireless products in the fourth quarter of 2003. Management anticipates margins from wireless product sales will improve as production volumes increase. The margin recognized on royalty revenues was due to the recognition of a one-time, previously deferred prepaid royalty in connection with the termination of a licensing agreement.

The Company strives to improve its gross margin through product pricing, labor efficiencies, and product design. There can be no assurance, however that gross margins in 2004 will improve over, or remain stable with, the gross margins attained in the first quarter of 2004. Gross margins for the remainder of 2004 may be negatively impacted by many factors, including fluctuating component costs, overhead absorption, and one-time production costs associated with new product introductions in the wireless division.

Research and Development Expenses
---------------------------------
The Company's research and development expenses for the three-month period ended March 31, 2004 were $3,375,400 as compared to $4,259,800 for the same period in 2003. The decrease of approximately $884,400 was primarily due to the Company's ability to obtain access to certain critical prototype components which were previously being developed by the Company. The elimination of this development program resulted in a reduction in wireless engineering staff late in the third quarter of 2003, as well as a reduction in certain third-party development fees. In addition, the Company's wireless prototype foundry expenses decreased from the first quarter of 2003 to the same period in 2004, largely due to timing of prototype foundry runs and related foundry costs.

Marketing and Selling Expenses
------------------------------
Marketing and selling expenses for the three-month period ended March 31, 2004 were $761,000 as compared to $872,000 for the same period in 2003. The decrease of approximately $111,000 was primarily due to a reduction in video division sales personnel in late 2003 and decreases in sales commissions, trade show and travel expenses in the first quarter of 2004 in the video division. These decreases were somewhat offset by increases in advertising expenses and outside consulting fees in the wireless division to promote the sales of its wireless products.

General and Administrative Expenses
-----------------------------------
For the three-month period ended March 31, 2004, general and administrative expenses were $1,844,400 compared to $1,173,700 for the same period in 2003. The increase of approximately $670,700 was primarily due to professional fees incurred in connection with the pending sale of the video division assets as well as increases in corporate outside professional fees, offset somewhat by decreases in corporate insurance costs.

Interest and Other Income
-------------------------
Interest and other income consists of interest earned on the Company's investments, and net gains recognized on the sale of investments. Interest and other income for the three-month period ended March 31, 2004 was $53,300 as compared to $181,400 for the same period in 2003. The decrease of approximately $128,100 was primarily due to the continued use of cash and investments to fund operations and a decline in interest rates due to a change in the mix of the Company's investment portfolio.

Loss and Loss per Share
-----------------------
The Company's net loss decreased from approximately $5,558,000 or $0.39 per common share for the three month period ended March 31, 2003 to approximately $5,362,300 or $0.30 per common share for the same period in 2004, representing a net loss decrease of approximately $195,800 or $0.09 per common share.

The net losses by reportable segment are as follows (in thousands):

                                                   Three months ended
                                             ------------------------------
                                             March 31, 2004  March 31, 2003
                                             --------------  --------------
      Wireless division operating loss           $(3,299)       $(4,235)
      Video division operating loss               (1,389)          (825)
      Corporate expense                             (727)          (679)
      Interest income                                 53            181
                                                 -------        -------
           Total net loss                        $(5,362)       $(5,558)
                                                 =======        =======

The $936,000 decrease in the wireless division's operating losses for the three month period ended March 31, 2004 compared to the same period in 2003 was due to decreases in research and development expenses, offset by margins generated from the sale of wireless products and the recognition of wireless royalty revenue in the first quarter of 2004. The $564,000 increase in the video division's operating losses for three month period ended March 31, 2004 compared to the same period in 2003 was primarily due to a reduction in revenues and an increase in general and administrative expenses related to the sale of the video division assets, offset by reductions in sales and marketing expenses. The $48,000 increase in corporate expenses was due to an increase in outside professional fees offset somewhat by reductions in insurance costs.

Backlog
-------
At March 31, 2004, the Company had a backlog of approximately $1,202,000 which primarily represents PVTV products and related services. As a result of the pending sale of the video division assets, which is expected to close during the second quarter of 2004, the Company does not anticipate recognizing substantial revenues from its video backlog in the second quarter of 2004.

Liquidity and Capital Resources
-------------------------------
At March 31, 2004, the Company had working capital of approximately $18.3 million including approximately $16.5 million in cash, cash equivalents and short-term investments. This represents a decrease of approximately $4.9 million from working capital of $23.2 million at December 31, 2003. This decrease is due to the continued use of cash and cash equivalents and investments to fund operations.

The increase in accounts payable from December 31, 2003 to March 31, 2004 was due to timing differences pertaining to receipt and payment of various invoices. No specific vendor was responsible for the increase in accounts payable.

The Company's future business plans call for continued investment in sales, marketing and product development principally related to its wireless division. The Company's ability to increase wireless product revenues will largely depend upon the rate at which the Company is able to secure additional distribution channels, increase brand recognition and customer demand for its products and increase production volumes sufficiently to meet such demand. Although management expects increases in revenues from sales of its wireless products during 2004, the Company does not anticipate that overall revenues for 2004 will be sufficient to offset the expenses of its continued operations. Therefore, management expects operating losses and negative cash flows from operations to continue in 2004 and possibly beyond. The Company intends to utilize its working capital to fund its future business plans. The Company believes it currently has sufficient capital to fund its business plan for 2004. The Company's principal source of liquidity at March 31, 2004 consisted of approximately $16.5 million in cash, cash equivalents and short-term investments. The Company anticipates that its working capital will be augmented by the net proceeds from the sale of the video division assets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

ITEM 4.  CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief accounting officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Sales of Unregistered Securities
--------------------------------

                                      Consideration received and         Exemption      If option, warrant or
                                      description of underwriting or     from           convertible security,
Date of     Title of        Number    other discounts to market price    registration   terms of exercise or
 sale       security         sold     afforded to purchasers             claimed        conversion
------------------------------------------------------------------------------------------------------------------
1/15/04     Options to      45,000       Options granted - no                4(2)       Options are fully vested
            purchase                     consideration received by                      at an exercise price of
            common stock                 Company until exercise                         $9.06 per share and
            to three                                                                    expire ten years from
            directors                                                                   the date of the grant
            pursuant to
            the 2000 Plan

2/17/04     Options to       7,500       Options granted - no                4(2)       Expire five years from
            purchase                     consideration received by                      the date vested, options
            common stock                 Company until exercise                         vest ratably over five
            granted to                                                                  years at an exercise
            an employee                                                                 price of $7.15 per share

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  Not applicable

ITEM 5.  OTHER INFORMATION.  Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    EXHIBITS.

                31.1     Section 302 Certification of Jeffrey L. Parker

                31.2     Section 302 Certification of Cynthia L. Poehlman

                32.1     Section 906 Certification

         (b)    REPORTS ON FORM 8-K.

                    1. Form 8-K, dated February 25, 2004. Item 5 - Other events. Report of ParkerVision, Inc. entering into an asset purchase agreement and various ancillary agreements with Thomson Broadcast & Media Solutions, Inc. and Thomson Licensing, SA for the sale of certain designated assets of the Company's video division.

                    2. Form 8-K, dated March 11, 2004. Item 5 - Other events. Report of earnings release for the 2003 fourth quarter and year-end results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ParkerVision, Inc.

                                           Registrant

May 7, 2004                                By: /s/Jeffrey L. Parker
                                               --------------------------
                                           Jeffrey L. Parker
                                           Chairman and Chief Executive Officer

May 7, 2004                                By: /s/Cynthia L. Poehlman
                                               --------------------------
                                           Cynthia L. Poehlman
                                           Chief Accounting Officer