Form 10-Q
period 2004-06-30
PARKERVISION INC
filed 2004-08-09
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
   (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 5, 2004, 18,006,324 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                              June 30,
                                                                2004       December 31,
                                ASSETS                       (unaudited)       2003
                                                             -----------   ------------
CURRENT ASSETS:
   Cash and cash equivalents                                 $18,232,688   $17,467,875
   Short-term investments                                      2,158,627     3,008,427
   Accounts receivable, net of allowance for doubtful
      accounts of $107,025 at June 30, 2004 and $64,159 at
      December 31, 2003                                          794,565       988,849
   Interest and other receivables                              2,211,274        54,407
   Inventories, net                                            2,202,686     2,476,985
   Prepaid expenses and other                                  1,712,799     2,312,385
                                                             -----------   -----------
          Total current assets                                27,312,639    26,308,928


PROPERTY AND EQUIPMENT, net                                    3,755,681     4,860,261

INTANGIBLE ASSETS AND OTHER, net                              10,397,966    11,313,621
                                                             -----------   -----------

          Total assets                                       $41,466,286   $42,482,810
                                                             ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,
                                                           2004          December 31,
             LIABILITIES AND SHAREHOLDERS' EQUITY       (unaudited)          2003
                                                       -------------    -------------
CURRENT LIABILITIES:
   Accounts payable                                    $   1,338,647    $     693,820
   Accrued expenses:
        Salaries and wages                                   391,016          592,369
        Warranty reserves                                      1,768          199,084
        Professional fees                                     54,900          143,893
        Other accrued expenses                               147,565          228,057
   Deferred revenue                                           58,151        1,226,929
                                                       -------------    -------------
          Total current liabilities                        1,992,047        3,084,152

COMMITMENTS AND CONTINGENCIES
       (Notes 2, 6 and 8)

                                                       -------------    -------------
          Total liabilities                                1,992,047        3,084,152
                                                       -------------    -------------

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares
     authorized, 18,006,324 and 17,959,504 shares
     issued and outstanding at June 30, 2004 and
     December 31, 2003, respectively                         180,063          179,595
   Warrants outstanding                                   16,807,505       16,807,505
   Additional paid-in capital                            118,254,405      118,048,964
   Accumulated other comprehensive income                      5,395           31,746
   Accumulated deficit                                   (95,773,129)     (95,669,152)
                                                       -------------    -------------
          Total shareholders' equity                      39,474,239       39,398,658
                                                       -------------    -------------

          Total liabilities and shareholders' equity   $  41,466,286    $  42,482,810
                                                       =============    =============

   The accompanying notes are an integral part of these financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                               Three months ended June 30,       Six months ended June 30,
                                               ----------------------------    ----------------------------
                                                   2004            2003            2004            2003
                                               ------------    ------------    ------------    ------------
Product revenue                                $    101,304    $          0    $    169,498    $          0
Royalty revenue                                           0               0         250,000               0
                                               ------------    ------------    ------------    ------------
     Net revenues                                   101,304               0         419,498               0
                                               ------------    ------------    ------------    ------------

Cost of goods sold                                   81,209               0         129,293               0
                                               ------------    ------------    ------------    ------------
Gross margin                                         20,095               0         290,205               0
                                               ------------    ------------    ------------    ------------


Research and development expenses                 2,399,076       3,067,429       5,375,743       6,893,313
Marketing and selling expenses                      453,506         178,712         738,267         345,628
General and administrative expenses               1,135,148       1,130,692       2,169,729       2,052,571
                                               ------------    ------------    ------------    ------------
     Total operating expenses                     3,987,730       4,376,833       8,283,739       9,291,512
                                               ------------    ------------    ------------    ------------

Interest and other income                            46,572         121,546          99,848         302,948
                                               ------------    ------------    ------------    ------------

Loss from continuing operations                  (3,921,063)     (4,255,287)     (7,893,686)     (8,988,564)

Net gain (loss) from discontinued operations
  (including gain on the disposal of
    $11,209,226 in 2004)                          9,179,347        (793,831)      7,789,709      (1,618,647)
                                               ------------    ------------    ------------    ------------

Net income (loss)                                 5,258,284      (5,049,118)       (103,977)    (10,607,211)

Unrealized loss on securities                       (25,317)        (44,746)        (26,351)       (163,249)
                                               ------------    ------------    ------------    ------------

Comprehensive income (loss)                    $  5,232,967    $ (5,093,864)   $   (130,328)   $(10,770,460)
                                               ============    ============    ============    ============

Basic and diluted net loss per common share
  Continuing operations                        $      (0.22)   $      (0.28)   $      (0.44)   $      (0.61)
  Discontinued operations                      $       0.51    $      (0.05)   $       0.43    $      (0.11)
                                               ------------    ------------    ------------    ------------
Total                                          $       0.29    $      (0.33)   $      (0.01)   $      (0.72)
                                               ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                        Three Months Ended                Six Months Ended
                                                                              June 30,                        June 30,
                                                                    ----------------------------    ----------------------------
                                                                        2004            2003            2004            2003
                                                                    ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $  5,258,284    $ (5,049,118)   $   (103,977)   $(10,607,211)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation and amortization                                    742,129         708,573       1,538,246       1,451,938
        Amortization of discounts on investments                          10,063          46,585          23,449          91,423
        Provision for obsolete inventories                                20,000          75,000          95,000         150,000
        Stock compensation                                               405,909         200,000         605,909         593,096
        Gain on sale of discontinued operations                      (11,209,226)              0     (11,209,226)              0
        Gain on sale of investments                                            0         (64,083)              0        (169,606)
        Loss on disposal of equipment                                        640               0           1,275               0
        Changes in operating assets and liabilities, net of the
            effects of the sale of the video business unit:
            Accounts receivable, net                                     338,022        (199,132)        194,284         324,491
            Inventories                                               (1,559,721)        620,087      (2,140,332)        784,202
            Prepaid, interest receivable and other assets               (648,605)        386,530        (716,714)        507,119
            Accounts payable and accrued expenses                     (1,386,578)     (1,298,782)        279,584        (419,691)
            Deferred revenue                                             249,349         113,181          48,593          41,681
                                                                    ------------    ------------    ------------    ------------
              Total adjustments                                      (13,038,018)        587,959     (11,279,932)      3,354,653
                                                                    ------------    ------------    ------------    ------------
              Net cash used in operating activities                   (7,779,734)     (4,461,159)    (11,383,909)     (7,252,558)
                                                                    ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments available for sale                                  0      (1,787,338)              0      (4,810,403)
  Proceeds from maturity/sale of investments                             500,000       1,683,520         800,000       9,463,504
  Proceeds from sale of video business unit assets                    12,153,939               0      12,153,939               0
  Purchases of property and equipment                                   (199,210)        (96,519)       (422,627)       (438,416)
  Payments for patent costs                                             (230,369)       (449,625)       (382,590)       (682,552)
                                                                    ------------    ------------    ------------    ------------
              Net cash provided by (used in) investing activities     12,224,360        (649,962)     12,148,722       3,532,133
                                                                    ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                       0          13,933               0       5,078,848
                                                                    ------------    ------------    ------------    ------------
              Net cash provided by financing activities                        0          13,933               0       5,078,848
                                                                    ------------    ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                            4,444,626      (5,097,188)        764,813       1,358,423

CASH AND CASH EQUIVALENTS, beginning of period                        13,788,062       7,542,644      17,467,875       1,087,033
                                                                    ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                            $ 18,232,688    $  2,445,456    $ 18,232,688    $  2,445,456
                                                                    ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.    ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements of ParkerVision, Inc. and subsidiary (the "Company", or "ParkerVision") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

      These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 2003. There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2003.

      Consolidated Statements of Cash Flows. The Company paid no cash for income taxes or interest for the three or six-month periods ended June 30, 2004 and 2003. On April 28, 2003 the Company issued restricted common stock, valued at approximately $2,400,000, under the terms of the 2000 Performance Equity Plan as consideration for professional services. On May 14, 2004 the Company issued restricted common stock, valued at approximately $206,000, under the terms of the 2000 Performance Equity Plan to former employees as part of the severance package pertaining to the discontinued operations of the video business unit (see Note 2).

      Warranty Costs

      For wireless products, the Company warrants against defects in workmanship and materials for approximately one year. For PVTV systems, the Company warranted against software bugs and defects in workmanship and material for a period of ninety days from the site commissioning date. For camera product and related accessories, the Company warranted against defects in workmanship and materials for approximately one year. Estimated costs related to warranties are accrued at the time of revenue recognition and are included in cost of sales. The warranty obligations related to the Company's PVTV and camera products were transferred to Thomson upon the sale of the assets of the video business unit. (see Note 2)

      A reconciliation of the changes in the aggregate product warranty liability for the six months ended June 30, 2004 and the year ended December 31, 2003 are as follows:

                                                                           Warranty Reserve
                                                                             Debit (Credit)
                                                                       ------------------------
                                                                        June 30,   December 31,
                                                                         2004         2003
                                                                       ---------   ------------
      Balance at the beginning of the period                           $(199,084)   $(248,230)
      Accruals for warranties issued during the period                   (12,355)     (55,729)
      Accruals related to pre-existing warranties (including changes
      in estimates)                                                            0            0
      Settlements made (in cash or in kind) during the period              6,760      104,875
      Reduction as a result of discontinued operations                   202,911            0
                                                                       ----------------------
      Balance at the end of the period                                 $  (1,768)   $(199,084)
                                                                       ======================

      The Company offered extended service and support contracts on its PVTV automated production systems. A reconciliation of the changes in the aggregate deferred revenue from extended service contracts for the six months ended June 30, 2004 and for the year ended December 31, 2003 are as follows:

                                                      Deferred Revenue from Extended
                                                             Service Contracts
                                                               Debit (Credit)
                                                         ------------------------
                                                          June 30,   December 31,
                                                           2004         2003
                                                         ------------------------
      Balance at the beginning of the period             $(561,584)   $(383,704)
      Accruals for contracts issued during the period     (129,875)    (737,617)
      Revenue recognized during the period                 236,428      559,737
      Reduction as a result of discontinued operations     455,031            0
                                                         ----------------------
      Balance at the end of the period                   $       0    $(561,584)
                                                         ======================

      Accounting for Stock Based Compensation. At June 30, 2004, the Company has two stock-based employee compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. For employee stock option grants, no stock-based employee compensation cost is reflected in the Consolidated Statements of Operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", to stock-based employee compensation.

                                                         Six months ended
                                                   ----------------------------
                                                     June 30,        June 30,
                                                       2004            2003
                                                   ------------    ------------
      Net loss, as reported                        $   (103,977)   $(10,607,211)
      Deduct:  Total stock-based employee
      compensation expense determined under fair
      value based method for all awards, net of
      related tax effects                            (5,708,431)     (4,038,929)
                                                   ------------    ------------
      Pro forma net loss                           $ (5,812,408)   $(14,646,140)
                                                   ============    ============
      Basic net loss per share:  As reported       $       (.01)   $       (.72)
                                                   ============    ============
                                 Pro forma         $       (.32)   $       (.95)
                                                   ============    ============

2.    DISCONTINUED OPERATIONS

      On February 25, 2004, ParkerVision, entered into an asset purchase agreement and various ancillary agreements ("Asset Agreement") with Thomson Broadcast & Media Solutions, Inc. ("Thomson") and Thomson Licensing, SA ("Thomson Licensing" and, together with Thomson, the "Purchasers") for the sale of all the assets of the Company's video business unit, with certain limited exceptions. On May 14, 2004, after receipt of shareholder approval of the transaction and satisfaction of the conditions to closing, the Company, Thomson and Thomson Licensing consummated the sale.

      Under the Asset Agreement, the Company sold the business and related assets of its video division, excluding certain contracts, accounts receivable and other assets. Generally, the assets sold were all those used in connection with and relating to the PVTVand CameraMan products and services, including patents, patent applications, tradenames, trademarks and other intellectual property, inventory, specified design, development and manufacturing equipment, and obligations under outstanding contracts for products and services. Thomson extended offers to and received acceptances from thirty-one of the persons employed in connection with the video division who transferred employment effective May 14, 2004. The net book value of assets and liabilities sold to Purchasers include the following:

      Patents, net                           $   681,444
      Inventories, net                         1,702,797
      Furniture and equipment, net               584,059
      Prepaids and other deposits                 37,364
      Deferred revenue                        (1,217,371)
      Warranty reserves                         (202,911)
                                             -----------
                                             $ 1,585,382
                                             ===========

      The purchase price for the assets was $12,500,000, subject to adjustment upon verification of the actual fair value of certain assets transferred, less certain liabilities assumed (the "Purchase Price Adjustment"). A portion of the purchase price equal to $1,250,000 will be held by the Purchasers until May 14, 2005, to indemnify the Purchasers against breaches of the Company's continuing obligations and its representations and warranties under the Asset Agreement. This amount will earn interest until paid. A Purchase Price Adjustment, in the amount of approximately $900,000 was paid by Thomson in July 2004 representing the net book value of assets and liabilities purchased, excluding intangible assets.

      The Company has calculated the tax effect for the discontinued operations. This resulted in an increase in deferred tax assets. However, based on management's assessment, the increase in deferred tax assets was offset by a corresponding increase in the valuation allowance due to the uncertainty related to realization of these assets through future taxable income.

      The Company has agreed not to compete with the business of the video division for five years after the closing date. The Company also agreed not to seek legal recourse against the Purchasers in respect of its intellectual property that was transferred or should have been transferred if used in connection with the video operations.

      For a period of up to six months after the closing, the Company is obligated to assist the Purchasers in transitioning the video business into Thomson's operations. This will include providing the Purchasers' employees with office space, training in respect of the business and the products and services, contract manufacturing, and certain general administrative functions. The Company will be reimbursed at cost and at cost-plus depending on the service and the length of time for which the service is provided. The Company has entered into a sublease with Thomson for a portion of the office space it currently leases.

      The Purchasers have been granted a license to use the "ParkerVision" name for a limited time in connection with the transition of the video business to the integrated operations of the Purchasers.

      The Asset Agreement provides that each party will indemnify the other for damages incurred as a result of the breach of their respective representations and warranties and failure to observe their covenants. In general, the representations and warranties will survive for 18 months after the closing and will not be affected by any investigation by the other party. Each party is obligated to indemnify the other up to $4,000,000, once a threshold of $150,000 in damages is achieved. Additionally, the Company must indemnify the Purchasers against intellectual property claims for an unlimited period of time, without any minimum threshold, and with a separate maximum of $5,000,000. Certain other claims by the Purchasers will not be limited as to time or amount. The Purchasers will be permitted to offset their claims against the amount held back on the purchase price and other amounts due the Company.

      SFAS No. 144 requires the operations of the video business unit to be classified as discontinued operations when the operations and cash flows of the business unit have been eliminated from ongoing operations. The prior years' operating activities for the video business unit have also been reclassified to "Loss from discontinued operations" in the accompanying Statements of Operations.

      Discontinued operations for the three and six month periods below include the following components:

                                    Three Month Period Ended         Six Month Period Ended
                                  ----------------------------    ----------------------------
                                    June 30,        June 30,        June 30,        June 30,
                                     2004            2003            2004            2003
                                  ----------------------------    ----------------------------
      Net revenues                $    349,694    $  2,390,237    $  1,507,664    $  4,150,407
      Cost of goods sold and
        operating expenses          (2,379,573)     (3,184,068)     (4,927,181)     (5,769,054)
                                  ----------------------------    ----------------------------
      Net loss from operations      (2,029,879)       (793,831)     (3,419,517)     (1,618,647)
      Gain on sale of assets        11,209,226               0      11,209,226               0
                                  ----------------------------    ----------------------------
      Gain (loss) from
        discontinued operations   $  9,179,347    $   (793,831)   $  7,789,709    $ (1,618,647)
                                  ============================    ============================

3. LOSS PER SHARE

     Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended June 30, 2004 and 2003 is 17,983,686 and 15,418,752, respectively.
     The weighted average number of common shares outstanding for the six-month periods ended June 30, 2004 and 2003 is 17,971,662 and 14,751,571, respectively. The total number of options and warrants to purchase 7,226,127 and 6,763,845 shares of common stock that were outstanding at June 30, 2004 and 2003, respectively, were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

4.   INVENTORIES:

     Inventories consist of the following:

                                                    June 30,     December 31,
                                                     2004           2003
                                                  -----------    -----------
      Purchased materials                         $ 1,429,772    $ 1,869,542
      Work in process                                 756,694        185,041
      Finished goods                                   36,220        404,765
      Spare parts and demonstration inventory               0      1,207,097
                                                  -----------    -----------
                                                    2,222,686      3,666,445
      Less allowance for inventory obsolescence       (20,000)    (1,189,460)
                                                  -----------    -----------
                                                  $ 2,202,686    $ 2,476,985
                                                  ===========    ===========

5.    OTHER ASSETS:

      Other assets consists of the following:

                                             June 30, 2004
                               --------------------------------------------
                                  Gross
                                 Carrying      Accumulated
                                  Amount       Amortization     Net Value
                               ------------    ------------    ------------
      Patents and copyrights   $  9,757,083    $ (2,210,758)   $  7,546,325
      Prepaid services            1,600,000      (1,000,000)        600,000
      Prepaid licensing fees      2,405,000        (700,417)      1,704,583
      Deposits and other            547,058               0         547,058
                               ------------    ------------    ------------
                               $ 14,309,141    $ (3,911,175)   $ 10,397,966
                               ============    ============    ============

                                             December 31, 2003
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
                                ============    ============    ============

6.    STOCK OPTIONS

      For the three months ended June 30, 2004 the Company granted stock options under the 2000 Performance Equity Plan (the "2000 Plan") in connection with hiring and retention of employees to purchase an aggregate of 85,000 shares of its common stock at exercise prices ranging from $5.70 to $6.00 per share. The Company granted a stock option under the 2000 Plan to an officer of the Company to purchase 150,000 shares of its common stock at an exercise price of $5.70. Both the employee and officer options granted vest ratably over five years and expire five years from the date they become vested. The Company also granted a stock option under the 2000 Plan to a director of the Company to purchase 40,000 shares of its common stock at an exercise price of $5.40 per share. This option vests ratably over two years and expires ten years from the date it becomes vested.

      As of June 30, 2004 options to purchase 1,289,470 shares of common stock were available for future grants under the 2000 Plan.

7.    STOCK AUTHORIZATION AND ISSUANCE

      Common Stock

      On May 14, 2004 the Company issued 46,820 shares of restricted common stock, valued at approximately $206,000, or approximately $4.40 per share, under the terms of the 2000 Performance Equity Plan to former employees as part of the severance package pertaining to the discontinued operations of the video business unit. The shares are fully vested and non-forfeitable and have been charged to expense as part of discontinued operations.

8.    LEGAL PROCEEDINGS

      The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

9.    SUBSEQUENT EVENT

      On July 9, 2004, the Company entered into an asset purchase agreement with Consumerware Incorporated for the purchase of all the assets relating to the Aero 2000 cordless telephone. The purchase was concluded on July 15, 2004. ParkerVision acquired all the intellectual property including designs, schematics and software related to the cordless phone as well as high volume production tooling and certain component inventory. The purchase price was approximately $1,050,000. A portion of the purchase price, equal to $100,000 is being held in escrow as security for the indemnification obligations of Consumerware. This purchase price holdback will be released in part on November 14, 2004 with the balance scheduled for release on February 14, 2005.

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

Results of Operations for Each of the Three and Six-Month Periods Ended June 30, 2004 and 2003

Discontinued Operations

On February 25, 2004, ParkerVision entered into an asset purchase agreement and various ancillary agreements ("Asset Agreement") with Thomson Broadcast & Media Solutions, Inc. ("Thomson") and Thomson Licensing, SA ("Thomson Licensing" and, together with Thomson, the "Purchasers") for the sale of all the assets of the Company's video business unit. On May 14, 2004, after receipt of shareholder approval of the transaction and satisfaction of the conditions to closing, the Company, Thomson and Thomson Licensing consummated the sale.

SFAS No. 144 requires the operations of the video business unit to be classified as net gain (loss) from discontinued operations when the operations and cash flows of the business unit have been eliminated from ongoing operations. The prior years' operating activities for the video business unit have also been reclassified to "Net gain (loss) from discontinued operations" in the accompanying Statements of Operations.

Net gain (loss) from discontinued operations for the three and six month periods below include the following components:

                                    Three Month Period Ended         Six Month Period Ended
                                  ----------------------------    ----------------------------
                                     June 30,       June 30,         June 30,       June 30,
                                       2004          2003              2004          2003
                                  ----------------------------    ----------------------------
      Net revenues                $    349,694    $  2,390,237    $  1,507,664    $  4,150,407
      Cost of goods sold and
        operating expenses          (2,379,573)     (3,184,068)     (4,927,181)     (5,769,054)
                                  ----------------------------    ----------------------------
      Net loss from operations      (2,029,879)       (793,831)     (3,419,517)     (1,618,647)
      Gain on sale of assets        11,209,226               0      11,209,226               0
                                  ----------------------------    ----------------------------
      Gain (loss) from
        discontinued operations   $  9,179,347    $   (793,831)   $  7,789,709    $ (1,618,647)
                                  ============================    ============================

Continuing Operations

Revenues

As a result of the sale of the video business unit assets on May 14, 2004, operations of the video division have been included in discontinued operations. Prior to the sale, essentially all of the Company's revenues were generated by its video division.

Revenues for the three and six months ended June 30, 2004 were $101,304 and $419,498, respectively. The Company had no revenues in the comparable periods in 2003. The Company initiated sales of its wireless products in the fourth quarter of 2003 through direct web sales and a retail relationship with TigerDirect.com, an e-retailer that specializes in electronic merchandise. In the first quarter of 2004, the Company recognized a $250,000 one-time previously deferred royalty payment upon termination of a licensing agreement.

For sales through TigerDirect.com, the Company recognizes revenue on a sell-through basis, that is, when the product is sold through to the end-user. This is determined based on information received from the retailer. In addition, the Company currently offers a 30-day money back guarantee on its wireless products. Since the Company does not have sufficient history with sales of this nature to establish an estimate of expected returns, it has deferred 100% of wireless product sales to the end-user until expiration of the 30-day guarantee period. At June 30, 2004, the Company had deferred revenue from sales of wireless products of approximately $58,000.

The Company has entered into outside public relations and manufacturer representative arrangements for the introduction of the Company's products to retail storefronts and anticipates securing initial contracts for distribution of its products through retail outlets in the third quarter of 2004. The Company is also initiating a value-added reseller program for commercial distribution of its products.

The Company anticipates growth in revenues and deferred revenues in the second half of 2004 as distribution of its products expands through these additional channels. While the Company strives for consistent revenue growth, there can be no assurance that consistent revenue growth or profitability can be achieved. The Company's ability to increase wireless product revenues will largely depend upon the rate at which the Company is able to secure additional distribution channels, increase brand recognition and customer demand for its products and increase production volumes sufficiently to meet such demand. There can be no assurance that the Company will be able to increase its current level of revenues on a quarterly or annual basis in the future.

Gross Margin

For the three and six month periods ended June 30, 2004 gross margins based on aggregate revenues as a percentage of sales were 19.8% and 69.2%, respectively.

The gross margins for products and royalties for the three and six-month periods were as follows:


                                           June 30, 2004         June 30, 2003
                                       ---------------------     -------------
                                          $             %          $       %
                                       --------      -------     ------  -----
      Products
        Three month period             $ 20,095        19.8%      N/A     N/A
         Six month period              $ 40,205        23.7%      N/A     N/A
      Royalties
         Three month period                   0         0         N/A     N/A
         Six month period              $250,000       100.0%      N/A     N/A


The Company's product margins in 2004 are reflective of significant excess capacity costs and low volume component costs. The fluctuations in margin between periods in 2004 is due to shared absorption of excess capacity costs in the first quarter of 2004 between the Company's wireless and video divisions. As production volume increases in the second half of 2004 to meet retail and other channel demand, management anticipates significant margin improvement resulting from higher volume price breaks on component purchases as well as improved absorption of capacity costs. The margin recognized on royalty revenues was due to the recognition of a one-time, previously deferred prepaid royalty in connection with the termination of a licensing agreement.

Gross margin may be negatively impacted in future periods by many factors, including fluctuating component costs and start-up costs associated with new product introductions.

Research and Development Expenses

The Company's research and development expenses for the three-month period ended June 30, 2004 were $2,399,076 as compared to $3,067,429 for the same period in 2003. For the six-month period ended June 30, 2004, the Company's research and development expenses were $5,375,743 as compared to $6,893,313 for the same period in 2003. The decreases for the three and six month periods of approximately $668,400 and $1,517,600, respectively, were primarily due to the Company's ability to obtain, through third parties, certain technologies previously being developed internally by the Company.

This resulted in a reduction in wireless engineering staff late in the third quarter of 2003, as well as a reduction in certain third-party development fees. In addition, the Company's wireless prototype foundry expenses decreased from the first quarter of 2003 to the same period in 2004, largely due to timing of prototype foundry runs and related foundry costs.

Marketing and Selling Expenses

Marketing and selling expenses for the three-month period ended June 30, 2004 were $453,506 as compared to $178,712 for the same period in 2003, and for the six month period ended June 30, 2004 were $738,267 compared to $345,628 for the same period in 2003. The increases for the three and six month period of approximately $274,800 and $392,600 were primarily due to increases in advertising expenses and outside consulting fees to promote the Company's wireless products and also the addition of marketing and customer support personnel to support such products.

General and Administrative Expenses

General and administrative expenses for the three month period ended June 30, 2004 were $1,135,148 as compared to $1,130,692 for the same period in 2003 and for the six month period ended June 30, 2004 were $2,169,729 compared to $2,052,571 for the same period in 2003. The increases for the three and six month periods of approximately $4,500 and $117,200 were primarily due to increases in corporate outside professional fees and personnel costs, offset somewhat by decreases in corporate insurance costs.

Interest and Other Income

Interest and other income consists of interest earned on the Company's investments, and net gains recognized on the sale of investments. Interest and other income for the three and six month periods ended June 30, 2004 was $46,572 and $99,848, respectively, as compared to $121,546 and $302,948 for the same periods in 2003. The decreases of approximately $75,000 and $203,100 were primarily due to the continued use of cash and investments to fund operations and a decline in interest rates due to a change in the mix of the Company's investment portfolio.

Loss and Loss per Share

The Company had net income of approximately $5,258,300 or $0.29 per common share for the three-month period ended June 30, 2004 as compared to a net loss of approximately $(5,049,100) or $(0.33) for the same period in 2003, representing an increase in net income of approximately $10,307,400 or $0.62 per common share. The net loss decreased from approximately $(10,607,200) or $(0.72) per common share for the six month period ended June 30, 2003 to approximately $(104,000) or $(0.01) per common share for the same period in 2004, representing a decrease in the net loss of approximately $10,503,200 or $0.71 per common share.

The increase in net income and decrease in net loss for the three and six month periods is primarily due to the net gain on the sale of the video business unit assets and decreased research and development expenses for the wireless business unit.

The results of operations are as follows: (in thousands):

                                    Three Months Ended        Six Months Ended
                                   --------------------    --------------------
                                   June 30,    June 30,    June 30,    June 30,
                                     2004        2003        2004        2003
                                   --------------------    --------------------
      Loss from continuing         $ (3,921)   $ (4,255)   $ (7,894)   $ (8,988)
         operations
      Net gain (loss) from
         discontinued operations      9,179        (794)      7,790      (1,619)
                                   --------------------    --------------------
           Net income (loss)       $  5,258    $ (5,049)   $   (104)   $(10,607)
                                   ====================    ====================

Liquidity and Capital Resources

At June 30, 2004, the Company had working capital of approximately $25.3 million including approximately $20.4 million in cash, cash equivalents and short-term investments. This represents an increase of approximately $2.1 million from working capital of $23.2 million at December 31, 2003. This increase is due to the proceeds from the sale of the video business in the second quarter of 2004, offset by cash used to fund continuing operations.

The Company's future business plans call for continued investment in sales, marketing and product development for its wireless products. The Company's ability to increase wireless product revenues will largely depend upon the rate at which the Company is able to secure additional distribution channels, increase brand recognition and customer demand for its products and increase production volumes sufficiently to meet such demand. Although management expects increases in revenues from sales of its wireless products during 2004, the Company does not anticipate that overall revenues for 2004 will be sufficient to offset the expenses of its continued operations. Therefore, management expects operating losses and negative cash flows from operations to continue in 2004 and possibly beyond. The Company intends to utilize its working capital to fund its future business plans. The Company also anticipates the use of operating lines of credit or other traditional forms of financing to fund the inventory and receivable growth expected during the latter half of 2004 and beyond. The Company currently has no such financing in place. The Company believes it has sufficient capital to fund its business plan for 2004 and beyond. The Company's principal source of liquidity at June 30, 2004 consisted of approximately $20.4 million in cash, cash equivalents and short-term investments.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk. Not
Applicable

ITEM 4. Controls and Procedures.

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  Changes in Securities.

Sales of Unregistered Securities

                                         Consideration received and         Exemption      If option, warrant or
                                         description of underwriting or     from           convertible security,
Date of        Title of       Number     other discounts to market price    registration   terms of exercise or
 sale          security        sold      afforded to purchasers             claimed        conversion
---------------------------------------------------------------------------------------------------------------------
4/1/04 to      Options to      85,000       Option granted - no                 4(2)       Expire five years from
6/30/04        purchase                     consideration received by                      date vested, options
               common stock                 Company until exercise                         vest ratably over five
               granted to                                                                  years at exercise prices
               employees                                                                   ranging from $5.70 to
                                                                                           $6.00 per share

6/11/04        Options to      40,000       Option granted - no                 4(2)       Expire ten years from
               purchase                     consideration received by                      date vested, options
               common stock                 Company until exercise                         vest ratably over two
               granted to a                                                                years at an exercise
               director                                                                    price of $5.40 per share

5/14/04        Common Stock    46,820       $4.40 per share                     4(2)       N/A

ITEM 3. Defaults Upon Senior Securities. Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting on June 11, 2004. The shareholders elected Messrs. Jeffrey Parker, Todd Parker, David Sorrells, William Hightower, Richard Kashnow, William Sammons, Nam Suh, Papken der Torossian and John Metcalf as directors. The following is a tabulation of votes cast for and against and abstentions for each item submitted for approval:

                                                Votes Cast
                                   -------------------------------------
                Name                     For              Against            Withheld
    ---------------------------------------------------------------------------------------
    Jeffrey Parker                    12,959,654             5,370              -0-
    Todd Parker                       12,959,654             5,370              -0-
    David Sorrells                    12,932,237            32,787              -0-
    William Hightower                 12,959,654             5,370              -0-
    Richard Kashnow                   12,932,237            32,787              -0-
    William Sammons                   12,932,237            32,787              -0-
    Nam P. Suh                        12,959,654             5,370              -0-
    Papken der Torossian              12,932,237            32,787              -0-
    John Metcalf                      12,959,654             5,370              -0-

ITEM 5. Other Information. Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            31.1 Section 302 Certification of Jeffery L. Parker, CEO

            31.2 Section 302 Certification of Cynthia Poehlman, CFO

            32.1 Section 906 Certification

            99.1 Risk Factors

      (b)   Reports on Form 8-K.

            1. Form 8-K, dated May 14, 2004. Item 2 - Acquisition or Disposition of Assets. Report of ParkerVision, Inc. closing on the asset purchase agreement and various ancillary agreements with Thomson Broadcast & Media Solutions, Inc. and Thomson Licensing, SA for the sale of certain designated assets of the Company's video division.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ParkerVision, Inc.
                                  Registrant


August 9, 2004                    By: /s/Jeffrey L. Parker
                                      --------------------
                                  Jeffrey L. Parker
                                  Chairman and Chief Executive Officer


August 9, 2004                    By: /s/Cynthia L. Poehlman
                                     -----------------------
                                  Cynthia L. Poehlman
                                  Chief Financial Officer