Form 10-Q
period 2004-09-30
PARKERVISION INC
filed 2004-11-09
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

          (Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

             (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 5, 2004, 18,006,324 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,
                                                                        2004          December 31,
                          ASSETS                                     (unaudited)          2003
                                                                     -----------       -----------
CURRENT ASSETS:
   Cash and cash equivalents                                         $13,443,711       $17,467,875
   Short-term investments                                              1,478,378         3,008,427
   Accounts receivable, net of allowance for doubtful
      accounts of $91,506 at September 30, 2004 and $64,159 at
      December 31, 2003                                                  920,465           988,849
   Interest and other receivables                                      1,396,236            54,407
   Inventories, net                                                    4,250,065         2,476,985
   Prepaid expenses and other                                          1,259,911         2,312,385
                                                                     -----------       -----------
          Total current assets                                        22,748,766        26,308,928

PROPERTY AND EQUIPMENT, net                                            3,678,835         4,860,261

INTANGIBLE ASSETS AND OTHER, net                                      11,063,795        11,313,621
                                                                     -----------       -----------

          Total assets                                               $37,491,396       $42,482,810
                                                                     ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30,
                                                                          2004             December 31,
             LIABILITIES AND SHAREHOLDERS' EQUITY                      (unaudited)             2003
                                                                      -------------        -------------

CURRENT LIABILITIES:
   Accounts payable                                                   $   1,434,080        $     693,820
   Accrued expenses:
        Salaries and wages                                                  593,532              592,369
        Warranty reserves                                                     2,730              199,084
        Professional fees                                                   176,382              143,893
        Other accrued expenses                                              357,292              228,057
   Deferred revenue                                                         543,136            1,226,929
                                                                      -------------        -------------
          Total current liabilities                                       3,107,152            3,084,152


COMMITMENTS AND CONTINGENCIES
       (Notes 2, 6 and 8)
                                                                      -------------        -------------
          Total liabilities                                               3,107,152            3,084,152
                                                                      -------------        -------------

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares authorized,
     18,006,324 and 17,959,504 shares issued and outstanding
     at September 30, 2004 and December 31, 2003, respectively              180,063              179,595
   Warrants outstanding                                                  14,573,705           16,807,505
   Additional paid-in capital                                           120,488,205          118,048,964
   Accumulated other comprehensive income                                     3,719               31,746
   Accumulated deficit                                                 (100,861,448)         (95,669,152)
                                                                      -------------        -------------
          Total shareholders' equity                                     34,384,244           39,398,658
                                                                      -------------        -------------

          Total liabilities and shareholders' equity                  $  37,491,396        $  42,482,810
                                                                      =============        =============

   The accompanying notes are an integral part of these financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                  Three months ended September 30,         Nine months ended September 30,
                                                  --------------------------------        --------------------------------
                                                      2004                2003               2004                 2003
                                                  ------------        ------------        ------------        ------------
Product revenue                                   $     96,182        $          0        $    265,680                   $
                                                                                                                         0
Royalty revenue                                              0                   0             250,000                   0
                                                  ------------        ------------        ------------        ------------
    Net revenues                                        96,182                   0             515,680                   0

Cost of goods sold                                      83,188                   0             212,481                   0
                                                  ------------        ------------        ------------        ------------
Gross margin                                            12,994                   0             303,199                   0
                                                  ------------        ------------        ------------        ------------

Research and development expenses                    2,784,904           3,411,990           8,160,647          10,305,302
Marketing and selling expenses                         622,253             290,793           1,360,520             636,421
General and administrative expenses                  1,668,862           1,069,508           3,838,591           3,122,079
Loss on disposal of property and equipment                   0              84,007                   0              84,007
                                                  ------------        ------------        ------------        ------------
     Total operating expenses                        5,076,019           4,856,298          13,359,758          14,147,809
                                                  ------------        ------------        ------------        ------------

Interest and other income                               56,013              64,089             155,861             367,037
                                                  ------------        ------------        ------------        ------------

Loss from continuing operations                     (5,007,012)         (4,792,209)        (12,900,698)        (13,780,772)

(Loss) gain from discontinued operations
    (including gain on the disposal of
    $11,156,177 in 2004)                               (81,307)           (834,949)          7,708,402          (2,453,597)
                                                  ------------        ------------        ------------        ------------

Net loss                                            (5,088,319)         (5,627,158)         (5,192,296)        (16,234,369)

Unrealized loss on securities                           (1,676)            (57,392)            (28,027)           (220,641)
                                                  ------------        ------------        ------------        ------------

Comprehensive loss                                $ (5,089,995)       $ (5,684,550)       $ (5,220,323)       $(16,455,010)
                                                  ============        ============        ============        ============

Basic and diluted net loss per common share
  Continuing operations                           $      (0.28)       $      (0.31)       $      (0.72)       $      (0.92)
  Discontinued operations                                 0.00               (0.05)               0.43               (0.16)
                                                  ------------        ------------        ------------        ------------
Total                                             $      (0.28)       $      (0.36)       $      (0.29)       $      (1.08)
                                                  ============        ============        ============        ============

   The accompanying notes are an integral part of these financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                     Three Months Ended                Nine Months Ended
                                                                        September 30,                    September 30,
                                                                -----------------------------     -----------------------------
                                                                    2004             2003             2004             2003
                                                                ------------     ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $ (5,088,319)    $ (5,627,158)    $ (5,192,296)    $(16,234,369)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                  766,914          700,074        2,305,160        2,152,012
        Amortization of discounts on investments                       8,573           39,843           32,022          131,266
        Provision for obsolete inventories                            45,365           75,000          140,365          225,000
        Stock compensation                                           200,000          200,000          805,909          793,096
        Loss (gain) on sale of discontinued operations                53,049                0      (11,156,177)               0
        Gain on sale of investments                                        0          (31,876)               0         (201,482)
        Loss on disposal of equipment                                      0           84,007                0           84,007
      Changes in  operating  assets and  liabilities,
            net of the effects of the sale of the
            video business unit:
        Accounts receivable, net                                    (125,900)           5,364           68,384          329,855
        Inventories                                               (2,092,744)        (446,045)      (4,233,076)         338,157
        Prepaid, interest receivable and other assets                322,133          458,444         (394,581)         965,563
        Accounts payable and accrued expenses                        630,120          217,425          909,704         (202,266)
        Deferred revenue                                             484,985           (8,919)         533,578           32,762
                                                                ------------     ------------     ------------     ------------

         Total adjustments                                           292,495        1,293,317      (10,988,712)       4,647,970
                                                                ------------     ------------     ------------     ------------

         Net cash used in operating activities                    (4,795,824)      (4,333,841)     (16,181,008)     (11,586,399)
                                                                ------------     ------------     ------------     ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments available for sale                             0         (792,657)               0       (5,603,060)
   Proceeds from maturity/sale of investments                        670,000        3,098,805        1,470,000       12,562,309
  Proceeds from sale of video business unit assets and
      other property and equipment                                    30,887          437,855       12,184,826          437,855
  Collections of purchase price receivable                           903,939                0          903,939                0
  Purchases of property and equipment                               (439,283)        (411,154)        (860,635)        (849,570)
   Payments for patent costs and other intangible assets          (1,158,696)        (225,459)      (1,541,286)        (908,011)
                                                                ------------     ------------     ------------     ------------
         Net cash (used in) provided by investing activities           6,847        2,107,390       12,156,844        5,639,523
                                                                ------------     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                  0            4,870                0        5,083,718
                                                                ------------     ------------     ------------     ------------
                Net cash provided by financing activities                  0            4,870                0        5,083,718
                                                                ------------     ------------     ------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                                  (4,788,977)      (2,221,581)      (4,024,164)        (863,158)

CASH AND CASH EQUIVALENTS, beginning of period                    18,232,688        2,445,456       17,467,875        1,087,033
                                                                ------------     ------------     ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                        $ 13,443,711     $    223,875     $ 13,443,711     $    223,875
                                                                ============     ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.    ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements of ParkerVision, Inc. and subsidiary (the "Company", or "ParkerVision") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

      These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 2003. There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2003.

      CONSOLIDATED STATEMENTS OF CASH FLOWS. The Company paid no cash for income taxes or interest for the three or nine-month periods ended September 30, 2004 and 2003. On April 28, 2003 the Company issued 250,000 shares of restricted common stock, valued at approximately $2,400,000, under the terms of the 2000 Performance Equity Plan as consideration for professional services. On May 14, 2004 the Company issued 468 shares of restricted common stock, valued at approximately $206,000, under the terms of the 2000 Performance Equity Plan to former employees as part of the severance package pertaining to the discontinued operations of the video business unit (see Note 2). Unrealized losses on investments for the three and nine month periods ended September 30, 2004 were $1,676 and $28,027, respectively. Unrealized loses for the three and nine-month periods ended September 30, 2003 were $57,392 and $220,641, respectively. Warrants previously issued by the Company in conjunction with a private placement in the amount of $2,233,800 expired and were reclassified to additional paid in capital.

      WARRANTY COSTS

      For wireless products, the Company warrants against defects in workmanship and materials for approximately one year. Estimated costs related to warranties are accrued at the time of revenue recognition and are included in cost of sales. The warranty obligations related to the Company's PVTV and camera products were transferred to Thomson upon the sale of the assets of the video business unit (see Note 2).

      A reconciliation of the changes in the aggregate product warranty liability for the nine months ended September 30, 2004 and the year ended December 31, 2003 are as follows:


                                                                         Warranty Reserve
                                                                          Debit (Credit)
                                                              -------------------------------------
                                                              Three months ended  Nine months ended
                                                                 September 30,      September 30,
                                                                      2004              2004
                                                                   ---------          ---------
     Balance at the beginning of the period                        $  (1,768)         $(199,084)
     Accruals for warranties issued during the period                   (962)           (13,317)
     Accruals related to pre-existing warranties (including
     changes in estimates)                                                 0                  0
     Settlements made (in cash or in kind) during the period
                                                                           0              6,760
     Reduction as a result of discontinued operations                      0            202,911
                                                                   ---------          ---------
     Balance at the end of the period                              $  (2,730)         $  (2,730)
                                                                   =========          =========

      The Company offered extended service and support contracts on its PVTV automated production systems. A reconciliation of the changes in the aggregate deferred revenue from extended service contracts for the nine months ended September 30, 2004 and for the year ended December 31, 2003 are as follows:

                                                               Deferred Revenue from
                                                            Extended Service Contracts
                                                                   Debit (Credit)
                                                   ---------------------------------------------
                                                   Three months ended          Nine months ended
                                                     September 30,               September 30,
                                                         2004                        2004
                                                       ---------                   ---------
Balance at the beginning of the period                 $       0                   $(561,584)
Accruals for contracts issued during the period                0                    (129,875)
Revenue recognized during the period                           0                     236,428
Reduction as a result of discontinued operations               0                     455,031
                                                       ---------                   ---------
Balance at the end of the period                       $       0                   $       0
                                                       =========                   =========


      REVENUE RECOGNITION.

      The Company makes sales direct through its own website or through retail distribution channels. Retail distributors are given business terms that allow for the return of unsold inventory. In addition, the Company currently offers a 30-day money back guarantee on its wireless products. With regard to sales through a distribution channel where the right to return unsold product exists, the Company recognizes revenue on a sell-through method utilizing information provided by the distribution channel. In addition, since the Company does not have sufficient history with sales of this nature to establish an estimate of expected returns, it has deferred 100% of wireless product sales within the 30-day guarantee period.

      ACCOUNTING  FOR  STOCK-BASED  COMPENSATION.  At September  30,  2004,  the
      Company has two stock-based employee compensation plans, which are accounted for under the intrinsic value method. For employee stock option grants, no stock-based employee compensation cost is reflected in the Consolidated Statements of Operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Stock-based compensation to non-employees is accounted for under the fair value method.

      The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value method, to stock-based employee compensation.

                                               Three months ended                       Nine months ended
                                         -------------------------------        --------------------------------
                                        September 30,       September 30,       September 30,       September 30,
                                            2004                2003                2004                2003
                                         -----------        ------------        ------------        ------------
Net loss, as reported                    $(5,088,319)       $ (5,627,158)       $ (5,192,296)       $(16,234,369)
Deduct:  Total stock-based
employee compensation expense
determined under fair value               (2,767,828)         (6,849,077)         (8,476,259)        (10,888,006)
method, net of related tax effects
                                         -----------        ------------        ------------        ------------
Pro forma net loss                        (7,856,147)        (12,476,235)        (13,668,555)       $(27,122,375)
                                         ===========        ============        ============        ============
Basic and diluted net loss per
share:  As reported                      $      (.28)       $       (.36)       $       (.29)       $      (1.08)
                                         ===========        ============        ============        ============
Pro forma                                $      (.80)       $       (.44)       $       (.76)       $      (1.81)
                                         ===========        ============        ============        ============

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

          Patents, net                                   $   681,444
          Inventories, net                                 1,702,797
          Furniture and equipment, net                       584,059
          Prepaids and other deposits                         37,364
          Deferred revenue                                (1,217,371)
          Warranty reserves                                 (202,911)
                                                        --------------
                                                          $1,585,382
                                                        ==============



      The purchase price for the assets was $12,500,000, subject to adjustment upon verification of the actual carrying value of certain assets transferred, less certain liabilities assumed (the "Purchase Price Adjustment"). A portion of the purchase price equal to $1,250,000 which is included in interest and other receivables on the balance sheet will be held by the Purchasers until May 14, 2005, to indemnify the Purchasers against breaches of the Company's continuing obligations and its representations and warranties under the Asset Agreement. This amount will earn interest until paid.

      A Purchase Price Adjustment, in the amount of approximately $900,000 was paid by Thomson in July 2004 representing the net book value of assets and liabilities purchased, excluding intangible assets. Additional purchase price adjustments resulting in an additional loss of approximately $53,000 were also recorded during the third quarter of 2004 representing the loss on disposal of the remaining fixed assets related to the video operations that were not purchased by Thomson offset somewhat by a gain related to additional inventory purchased by Thomson.

      The Company has calculated the tax effect for the discontinued operations. This resulted in an immaterial decrease in deferred tax assets. However, based on management's assessment, the immaterial decrease in deferred tax assets was offset by a corresponding increase in the valuation allowance due to the uncertainty related to realization of these assets through future taxable income.

      The Company has agreed not to compete with the business of the video division for five years after the closing date. The Company also agreed not to seek legal recourse against the Purchasers in respect of its intellectual property that was transferred or should have been transferred if used in connection with the video operations.

      For a period of up to six months after the closing, the Company is obligated to assist the Purchasers in transitioning the video business into Thomson's operations. This will include providing the Purchasers' employees with office space, training in respect of the business and the products and services, contract manufacturing, and certain general administrative functions. The Company will be reimbursed at cost and at cost-plus depending on the service and the length of time for which the service is provided. The Company entered into a sublease with Thomson for a portion of the office space it currently leases during the second quarter of 2004. This sublease terminated in August of 2004.

      The Purchasers have been granted a license to use the "ParkerVision" name for a limited time in connection with the transition of the video business to the integrated operations of the Purchasers.

      The Asset Agreement provides that each party will indemnify the other for damages incurred as a result of the breach of their respective representations and warranties and failure to observe their covenants. In general, the representations and warranties will survive for 18 months after the closing and will not be affected by any investigation by the other party. Each party is obligated to indemnify the other up to $4,000,000, once a threshold of $150,000 in damages is achieved. Additionally, the Company must indemnify the Purchasers against intellectual property claims for an unlimited period of time, without any minimum threshold, and with a separate maximum of $5,000,000. Certain other claims by the Purchasers will not be limited as to time or amount. The Purchasers will be permitted to offset their claims against the amount held back on the purchase price and other amounts due the Company through May 14th, 2005 when such retention must be paid to the Company under the terms of the Asset Agreement.

      The operations of the video business unit were classified as discontinued operations when the operations and cash flows of the business unit were eliminated from ongoing operations. The prior years' operating activities for the video business unit have also been reclassified to "Loss from discontinued operations" in the accompanying Statements of Operations.

      Discontinued operations for the three and nine month periods below include the following components:

                                        Three Month Period Ended                Nine Month Period Ended
                                    --------------------------------        --------------------------------
                                    September 30,       September 30,       September 30,       September 30,
                                        2004                2003                2004                2003
                                    ------------        ------------        ------------        ------------
Net revenues                        $          0        $  1,350,539        $  1,507,664        $  5,500,946
Cost of goods sold and
  operating expenses                     (28,258)         (2,185,488)         (4,955,439)         (7,954,543)
                                    ------------        ------------        ------------        ------------
Loss from operations                     (28,258)           (834,949)         (3,447,775)         (2,453,597)
(Loss) gain on sale of assets            (53,049)                  0          11,156,177                   0
                                    ------------        ------------        ------------        ------------
(Loss) gain from
  discontinued operations           $    (81,307)       $   (834,949)       $  7,708,402        $ (2,453,597)
                                    ============        ============        ============        ============

3.    LOSS PER SHARE

      Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended September 30, 2004 and 2003 is 18,006,324 and 15,513,757,
      respectively. The weighted average number of common shares outstanding for the nine-month periods ended September 30, 2004 and 2003 is 17,983,343 and 15,008,425, respectively. The total number of options and warrants to purchase 7,095,507 and 7,315,425 shares of common stock that were outstanding at September 30, 2004 and 2003, respectively, were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

4.   INVENTORIES:

     Inventories consist of the following:

                                                        September 30,       December 31,
                                                            2004                2003
                                                         -----------        -----------
         Purchased materials                             $ 2,036,798        $ 1,869,542
         Work in process                                   1,571,415            185,041
             Finished goods                                  707,217            404,765
         Spare parts and demonstration inventory                   0          1,207,097
                                                         -----------        -----------
                                                           4,315,430          3,666,445
         Less allowance for inventory obsolescence           (65,365)        (1,189,460)
                                                         -----------        -----------
                                                         $ 4,250,065        $ 2,476,985
                                                         ===========        ===========

5.    OTHER ASSETS:

      Other assets consists of the following:

                                                 September 30, 2004
                                 -----------------------------------------------------
                                 Gross Carrying       Accumulated
                                     Amount           Amortization         Net Value
                                  ------------        ------------        ------------
    Patents and copyrights        $ 10,074,639        $ (2,334,333)       $  7,740,306
    Prepaid services                 1,600,000          (1,200,000)            400,000
    Prepaid licensing fees           2,405,000            (864,833)          1,540,167
    Other intangible assets            841,140             (46,730)            794,410
    Deposits and other                 588,912                   0             588,912
                                  ------------        ------------        ------------
                                  $ 15,509,691        $ (4,445,896)       $ 11,063,795
                                  ============        ============        ============

                                                   December 31, 2003
                                 -----------------------------------------------------
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
                                  ============        ============        ============

6.    STOCK OPTIONS

      For the three months ended September 30, 2004 the Company granted stock options under the 2000 Performance Equity Plan (the "2000 Plan") in connection with hiring and retention of employees to purchase an aggregate of 283,000 shares of its common stock at exercise prices ranging from $3.99 to $4.67 per share. The options granted vest ratably over five years and expire five years from the date they become vested.

      As of September 30, 2004 options to purchase 1,012,940 shares of common stock were available for future grants under the 2000 Plan.

7.    STOCK AUTHORIZATION AND ISSUANCE

      On May 14, 2004 the Company issued 46,820 shares of restricted common stock, valued at approximately $206,000, or approximately $4.40 per share, under the terms of the 2000 Performance Equity Plan to former employees as part of the severance package pertaining to the discontinued operations of the video business unit. Stock-based compensation expense related to this transaction was included within discontinued operations in the accompanying statement of operations. The shares are no longer restricted, are fully vested and non-forfeitable and have been charged to expense as part of discontinued operations.

8.    LEGAL PROCEEDINGS

      The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

9.    PURCHASE OF ASSETS

      On July 9, 2004, the Company entered into an asset purchase agreement with Consumerware Incorporated for the purchase of all the assets relating to the Aero 2000 cordless telephone. The purchase was concluded on July 15, 2004. The purchase price was approximately $1,050,000. A portion of the purchase price, equal to $100,000 is being held in escrow as security for the indemnification obligations of Consumerware. This purchase price holdback will be released in part on November 14, 2004 with the balance scheduled for release on February 14, 2005. ParkerVision acquired all the intellectual property including designs, schematics and software related to the cordless phone valued at approximately $841,000 as well as high volume production tooling valued at approximately $159,000 and certain component inventory valued at approximately $50,000. The intellectual property is being amortized over a three-year period and is charged to expense in the statement of operations. The tooling purchased is being depreciated over a three-year period and is charged to expense in the statement of operations.


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

RESULTS OF OPERATIONS FOR EACH OF THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

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

The operations of the video business unit were classified as net (loss) gain from discontinued operations when the operations and cash flows of the business unit were eliminated from ongoing operations. The prior years' operating activities for the video business unit have also been reclassified to "Net
(loss) gain from discontinued operations" in the accompanying Statements of Operations.

Net (loss) gain from discontinued operations for the three and nine month periods below include the following components:

                                      Three Month Period Ended                   Nine Month Period Ended
                                   ---------------------------------        -------------------------------
                                   September 30,       September 30,        September 30,      September 30,
                                        2004                2003                2004                2003
                                    ------------        ------------        ------------        ------------
Net revenues                        $          0        $  1,350,539        $  1,507,664        $  5,500,946
Cost of goods sold and
  operating expenses                     (28,258)         (2,185,488)         (4,955,439)         (7,954,543)
                                    ------------        ------------        ------------        ------------
Loss from operations                     (28,258)           (834,949)         (3,447,775)         (2,453,597)
(Loss) gain on sale of assets            (53,049)                  0          11,156,177                   0
                                    ------------        ------------        ------------        ------------
(Loss) gain from
  discontinued operations           $    (81,307)       $   (834,949)       $  7,708,402        $ (2,453,597)
                                    ============        ============        ============        ============

CONTINUING OPERATIONS

REVENUES

As a result of the sale of the video business unit assets on May 14, 2004, operations of the video division have been included in discontinued operations. Prior to the sale, essentially all of the Company's revenues were generated by its video division.

Revenues for the three and nine months ended September 30, 2004 were $96,182 and $515,680, respectively. The Company had no revenues in the comparable periods in 2003. The Company initiated sales of its wireless products in the fourth quarter of 2003 through direct web sales and an e-retailer relationship. During the third quarter of 2004 the Company expanded its product distribution to additional retail outlets including, but not limited to, Comp USA. The Company currently has products in over 200 retail storefronts. In the first quarter of 2004, the Company recognized a $250,000 one-time previously deferred royalty payment upon termination of a licensing agreement.

For sales through retail channels, the Company recognizes revenue on a sell-through basis, that is, when the product is sold through to the end-user. This is determined based on information received from the retailer. In addition, the Company currently offers a 30-day money back guarantee on its wireless products. Since the Company does not have sufficient history with sales of this nature to establish an estimate of expected returns, it has deferred 100% of wireless product sales to the end-user until expiration of the 30-day guarantee period. At September 30, 2004, the Company had deferred revenue from sales of wireless products of approximately $543,000.

The Company anticipates growth in revenues and deferred revenues in the fourth quarter of 2004 and into 2005 as distribution of its products expands through these additional channels. While the Company strives for consistent revenue growth, there can be no assurance that consistent revenue growth or profitability can be achieved. The Company's ability to increase wireless product revenues will largely depend upon the rate at which the Company is able to secure additional distribution channels, increase brand recognition and customer demand for its products and increase production volumes sufficiently to meet such demand. There can be no assurance that the Company will be able to increase its current level of revenues on a quarterly or annual basis in the future.

GROSS MARGIN

For the three and nine month periods ended September 30, 2004 gross margins based on aggregate revenues as a percentage of sales were 13.5% and 58.8%, respectively.

The gross margins for products and royalties for the three and nine-month periods were as follows:

                                                     September 30, 2004              September 30, 2003
                                                -----------------------------     --------------------------
                                                     $                %                $              %
                                                -------------    ------------     ------------    ----------
Products
  Three month period                               $ 12,994            13.5%          N/A            N/A
   Nine month period                                 53,199            20.0%          N/A            N/A

Royalties
   Three month period                                     0             0             N/A            N/A
   Nine month period                               $250,000           100.0%          N/A            N/A

The Company's product margins in 2004 are reflective of significant excess capacity costs, high component costs due to initial low volume purchases, and start-up production costs for new products. The fluctuations in margin between periods in 2004 is due to shared absorption of excess capacity costs in the first half of 2004 between the Company's wireless and video divisions. Once production volume increases, management anticipates significant margin improvement resulting from higher volume price breaks on component purchases as well as improved absorption of capacity costs. The margin recognized on royalty revenues was due to the recognition of a one-time, previously deferred prepaid royalty in connection with the termination of the related licensing agreement.

Gross margin may be negatively impacted in future periods by many factors, including fluctuating component costs, start-up costs associated with new product introductions, and sales price reductions on products due to competitive pressures.

RESEARCH AND DEVELOPMENT EXPENSES

The Company's research and development expenses for the three-month period ended September 30, 2004 were $2,784,904 as compared to $3,411,990 for the same period in 2003. For the nine-month period ended September 30, 2004, the Company's research and development expenses were $8,160,647 as compared to $10,305,302 for the same period in 2003. The decreases for the three and nine month periods of approximately $627,100 and $2,144,700, respectively, were primarily due to the Company's ability to obtain, through third parties, certain technologies previously being developed internally by the Company. This resulted in a reduction in wireless engineering staff late in the third quarter of 2003, as well as a reduction in certain third-party development fees. In addition, the Company's wireless prototype foundry expenses decreased from the first quarter of 2003 to the same period in 2004, largely due to timing of prototype foundry runs and related foundry costs. These decreases were somewhat offset by an increase in amortization expense due to increases in patent costs and intangible research and development assets.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses for the three-month period ended September 30, 2004 were $622,253 as compared to $290,793 for the same period in 2003, and for the nine month period ended September 30, 2004 were $1,360,520 compared to $636,421 for the same period in 2003. The increases for the three and nine month period of approximately $ 331,500 and $724,100 were primarily due to increases in advertising and retail market launch expenses to promote the Company's wireless products and also the addition of marketing and customer support personnel to support such products. The Company anticipates marketing and selling expenses to increase in relation to increases in future sales and revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three month period ended September 30, 2004 were $1,668,862 as compared to $1,069,508 for the same period in 2003 and for the nine month period ended September 30, 2004 were $3,838,591 compared to $3,122,079 for the same period in 2003. The increases for the three and nine month periods of approximately $599,400 and $716,500 were primarily due to increases in corporate outside professional fees and personnel costs, offset somewhat by decreases in corporate insurance costs. The increase in professional fees incurred is due to fees from outside consultants and the Company's external auditors in conjunction with the internal control evaluation as required by
Section 404 of the Sarbanes Oxley Act of 2002. The Company is in the process of reviewing, documenting, testing and evaluating the internal controls over financial reporting. Although management is diligently reviewing, documenting, testing and, in some cases, remediating deficiencies in internal control over financial reporting, in the case of those controls requiring remediation, there can be no assurance that remediation will be completed by December 31, 2004, or if completed, whether such remediation will be completed in sufficient time to verify the effectiveness of the remediated controls as of December 31, 2004. As a result there can be no assurance that management will be in a position to report that the Company's internal control over financial reporting is effective at December 31, 2004.

INTEREST AND OTHER INCOME

Interest and other income consists of interest earned on the Company's investments, and net gains recognized on the sale of investments. Interest and other income for the three and nine month periods ended September 30, 2004 was $56,013 and $155,861, respectively, as compared to $64,089 and $367,037 for the same periods in 2003. The decreases of approximately $8,100 and $211,200 were primarily due to the continued use of cash and investments to fund operations and a decline in interest rates due to a change in the mix of the Company's investment portfolio.

LOSS AND LOSS PER SHARE

The Company had a net loss of approximately $(5,088,300) or $(0.28) per common share for the three-month period ended September 30, 2004 as compared to a net loss of approximately $(5,627,200) or $(0.36) for the same period in 2003, representing an decrease in net loss of approximately $538,900 or $0.08 per common share. The net loss decreased from approximately $(16,234,400) or $(1.08) per common share for the nine month period ended September 30, 2003 to approximately $(5,192,300) or $(0.29) per common share for the same period in 2004, representing a decrease in the net loss of approximately $11,042,100 or $0.79 per common share.

The increase in net income and decrease in net loss for the three and nine month periods is primarily due to the net gain on the sale of the video business unit assets and decreased research and development expenses for the wireless business unit.

The results of operations are as follows: (in thousands):

                                    Three Months Ended              Nine Months Ended
                               -----------------------------   ----------------------------
                               September 30,   September 30,   September 30,   September 30,
                                   2004            2003            2004            2003
                                 --------        --------        --------        --------
 Loss from continuing            $ (5,007)       $ (4,792)       $(12,900)       $(13,781)
    operations
 (Loss) gain from
   discontinued operations            (81)           (835)          7,708          (2,453)
                                 --------        --------        --------        --------
      Net loss                   $ (5,088)       $ (5,627)       $ (5,192)       $(16,234)
                                 ========        ========        ========        ========


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had working capital of approximately $19.6 million including approximately $14.9 million in cash, cash equivalents and short-term investments. This represents a decrease of approximately $3.6 million from working capital of $23.2 million at December 31, 2003. This decrease is due to the use of cash to fund operations offset largely by the proceeds from the sale of the video business in the second quarter of 2004.

Inventories have increased approximately $2,047,400 and $1,773,100 during the three month and nine-month periods ended September 30, 2004. The increase for the three-month period was due to the purchase of raw materials and build up of inventory for the Company's new wireless products. The increase for the nine-month period was also due to the purchase of raw materials and build up of inventory for the Company's new wireless products, offset somewhat by the sale of the video division inventory to Thomson in May of 2004.

The Company's future business plans call for continued investment in sales, marketing and product development for its wireless products. The Company's ability to increase wireless product revenues will largely depend upon the rate at which the Company is able to secure additional distribution channels, to increase brand recognition and customer demand for its products, and to sufficiently increase production volumes to meet demand.

The overall revenues for 2004 will not be sufficient to cover the operational expenses of the Company for this fiscal year. The Company is increasing inventories and expanding sales, and it anticipates sales growth in 2005. It, however, does not expect that sales revenues will fully offset the expenses of operations in the near term. The expected continued losses and negative cash flow will continue to be funded by the use of its available working capital. The Company may seek, but does not have in place, operating lines of credit and other traditional forms of financing to increase its working capital to fund operating expenses. The continuation of the current scope of operations is dependant on increased revenues or additional funding or a combination of both. The failure to have sufficient revenues or capital will cause the Company to reassess its business plan and may require reductions in discretionary spending and curtailment of some operations. A reduction would have a material adverse effect on the Company's ability to achieve its long-term business objectives.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable


ITEM 4.  CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

ITEM 2.  CHANGES IN SECURITIES.

SALES OF UNREGISTERED SECURITIES

                                         Consideration received and         Exemption      If option, warrant or
                                         description of underwriting or     from           convertible security,
Date of sale   Title of       Number     other discounts to market price    registration   terms of exercise or
               security         sold     afforded to purchasers             claimed        conversion
-------------- -------------- ---------- ---------------------------------- -------------- --------------------------
7/1/04 to      Options to      283,000      Option granted - no                 4(2)       Expire five years from
9/30/04        purchase                     consideration received by                      date vested, options
               common stock                 Company until exercise                         vest ratably over five
               granted to                                                                  years at exercise prices
               employees                                                                   ranging from $3.99 to
                                                                                           $4.67 per share

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




                                       ParkerVision, Inc.
                                       Registrant

November 8, 2004                       By: /S/JEFFREY L. PARKER
                                           ---------------------
                                           Jeffrey L. Parker
                                           Chairman and Chief Executive Officer


November 8, 2004                       By: /S/CYNTHIA L. POEHLMAN
                                           -----------------------
                                           Cynthia L. Poehlman
                                           Chief Financial Officer