Form 10-K
period 2004-12-31
PARKERVISION INC
filed 2005-03-16
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 1O-K

(Mark One)  (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No __

As of June 30, 2004, the aggregate market value of the Issuer's Common Stock, $.01 par value, held by non-affiliates of the Issuer was approximately $76,674,918 (based upon $5.70 per share closing price on that date, as reported by The Nasdaq National Market).

As of March 10, 2005, 18,007,574 shares of the Issuer's Common Stock were outstanding.

Documents incorporated by reference: Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2005 Annual Meeting are incorporated by reference into Part III.

                                Table of Contents


Forward Looking Statements                                                    3

PART I
  Item 1.   Business                                                          3
  Item 2.   Properties                                                       10
  Item 3.   Legal Proceedings                                                10
  Item 4.   Submission of Matters to a Vote of Security Holders              10

PART II
  Item 5.   Market for the Registrant's Common Equity and  Related
                Stockholder Matters                                          11
  Item 6.   Selected Financial Data                                          12
  Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          12
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk        24
  Item 8.   Consolidated Financial Statements and Supplementary Data         25
  Item 9.   Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                     52
  Item 9A. Controls and Procedures                                           52

PART III
  Item 10.  Directors and Executive Officers of the Registrant               53
  Item 11.  Executive Compensation                                           53
  Item 12.  Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                   53
  Item 13.  Certain Relationships and Related Transactions                   54
  Item 14.  Principal Accountant Fees and Services                           54

PART IV
  Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K   54

SIGNATURES                                                                   58

INDEX TO EXHIBITS                                                            60

Forward-Looking Statements
We believe that it is important to communicate our future expectations to our shareholders and to the public. This report contains forward-looking statements, including, in particular, statements about our future plans, objectives and expectations under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. When used in this Form 10-K and in future filings by ParkerVision, Inc., ("the Company") with the Securities and Exchange Commission, the words or phrases "will likely result", "management expects", "Company expects", "will continue", "is anticipated", "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, including the timely development and acceptance of new products, sources of supply and concentration of customers. We have no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.


                                     PART I

ITEM 1.  BUSINESS

GENERAL

ParkerVision, Inc. (the "Company") was incorporated under the laws of the state of Florida on August 22, 1989. Prior to the sale of the Company's video division assets in May 2004, the Company was organized in two distinct business segments
- the wireless division and the video division. Subsequent to the sale of the Company's video division assets, the Company's operations consist of the wireless technologies and products business.

The Company designs, develops and markets wireless integrated circuits ("ICs") and products based on its proprietary wireless radio frequency ("RF") transceiver technology. The Company's revenues from continuing operations have been generated from the sale of branded, wireless networking products that incorporate the Company's proprietary technology. The Company's longer-term business strategy includes the establishment of relationships with original equipment manufacturers ("OEMs") and original design manufacturers ("ODMs") for the incorporation of the Company's technology into products manufactured by others. These products may take the form of IC's, sub-systems or finished products that incorporate the Company's proprietary technology. It is also possible that the Company may license implementations of the technology to others for incorporation into IC's that contain more comprehensive wireless system functions. The Company believes its proprietary wireless technologies embody significant industry advances that can be commercialized in both the near and longer term.

To date, the Company's wireless operations have not generated any significant revenue. The ability for wireless revenues to offset costs is subject to (a) the Company's ability to successfully market its wireless IC's and/or sub-systems to OEMs and ODMs for integration into widely deployed products that are manufactured by others and (b) the Company's ability to successfully market its branded, wireless networking products to end-users, generally for use in residential and commercial applications.

RECENT DEVELOPMENTS

Sale of Video Division
On May 14, 2004, the Company completed the sale of certain designated assets of its video division to Thomson Broadcast & Media Solutions, Inc. and Thomson Licensing, SA (collectively referred to as "Thomson"). The assets sold included the PVTV and CameraMan products, services, patents, patent applications, tradenames, trademarks and other intellectual property, inventory, specified design, development and manufacturing equipment, and obligations under outstanding contracts for products and services and other assets. Certain specified assets related to the video division, such as accounts receivable and certain contracts, were excluded from the transaction. The sales price of the assets was approximately $13.4 million. A portion of the sales price equal to $1.25 million was held by Thomson until May 2005 to indemnify Thomson against breaches of the Company's continuing obligations and its representations and warranties. The Company recognized a gain on the sale of its video division of approximately $11.2 million.

The Company's statements of operations have been restated to reflect the video division as discontinued operations.

Sale of Equity Securities to Fund Continuing Operations

On March 14, 2005, the Company completed the sale of equity securities to institutional and other investors in a private placement transaction. The net proceeds from this transaction of approximately $20.3 million will be used to fund continuing operations.


DESCRIPTION OF BUSINESS

The Company's continuing operations consist of the design, development and marketing of technologies and products based on its proprietary wireless technology, targeting both residential and commercial consumers and OEM and ODM markets. The Company's core technology, called Direct2Data(TM) or D2D(TM), is a wireless direct conversion radio frequency transceiver technology that may be applied to all areas of wireless communications, regardless of standard, frequency or modulation. The Company has also recently announced its introduction of two new classes of digital RF power amplifiers that are based on extensions of the science and technology of D2D.

Products

The Company has designed and produced several D2D-based transceiver IC's with a proprietary electronic circuit configuration that enables the creation of practical, high performance transceivers. These proprietary transceivers reduce or eliminate transmission and receiving problems inherent in traditional analog circuits that are commercially available. Wireless products employing D2D technology, when compared to products utilizing traditional electronic circuit designs, have the ability to function at farther distances with increased connection reliability and less power consumption. The Company further believes that D2D-based implementations can enable both size and cost reductions when compared with traditional analog devices due to the technology's ability to eliminate the need for metal shielding of components in the manufacturing process.

The Company targeted wireless local area networking ("WLAN") for its initial products. The Company completed its first transceiver chips for the WLAN market in 2002, and in 2003 the Company began marketing its chips to OEMs and ODMs who manufacture and sell WLAN products or application modules that embed WLAN capabilities. The Company found that the unique nature of its technology and related design requirements along with the lack of brand recognition in the marketplace hindered the Company's marketing efforts.

In 2003, the Company began pursuing a business strategy of developing its own D2D-based WLAN products for marketing to end-users. The Company believed this strategy would not only generate initial product revenue but would also provide a proof of concept to OEMs and ODMs of the underlying technology. In addition, the Company believed the development of finished products enables better understanding of the manufacturing requirements, design interface needs and other requirements which allows refinement of designs in subsequent generations of IC's.

In the fourth quarter of 2003, the Company introduced its first D2D-based WLAN end-user products for wireless Internet data networking applications. These products include a wireless local area networking (WLAN) card, designed for use with laptop computers, a wireless universal serial bus ("USB") adaptor for use with desktop computers and a wireless four-port router for networking applications. All of the Company's initial products are compliant with the 802.11b industry standard for WLAN communications. These products are targeted for the residential and small office/home office ("SoHo") segments of the WLAN market where Broadband Internet access services have become increasingly affordable and available and WLANs provide mobility for users at an affordable alternative to wired networks.

The Company offers professional telephone support for its products at no charge and includes a 30-day money-back guarantee to allow the consumer a "risk-free" test of the Company's product performance claims. In addition, the Company warrants its products against defects in workmanship for a period of one year.

The Company's immediate branded product development plans include expansion of its WLAN products to products to meet the 802.11g standard and the introduction of a high performance cordless phone utilizing the D2D technology.

The Company believes that its 802.11g products will deliver superior data rates at longer distances, require less complex hardware implementations, use less power, and offer more resistance to interference than competing 802.11g products. The Company expects availability of its 802.11g products in the second quarter of 2005.

The Company has also been developing a cordless phone product that incorporates its D2D transceivers. The cordless phone product is designed to achieve longer distances and better reliability than typical consumer cordless phones. The Company's cordless phone is also expected to have improved audio quality. The cordless phone product includes attractive battery life and a high quality speaker phone for the handset. The Company is pursuing various potential sales channels for this product which may include OEM's, specialty retailers, mass merchandisers, and direct marketing. The Company's introduction of the cordless phone product is dependent upon achieving certain cost targets for production of the phone as well as the level of interest from the possible distribution channels.

In the fourth quarter of 2004, the Company's 802.11b inventory was written down by approximately $2.8 million to reflect a reduction in net realizable value of the inventory. This write down was triggered by a significant price decrease on the Company's 802.11b wireless networking product line in the fourth quarter of 2004, along with the high carrying costs of initial production inventory. Early in 2005, the Company ceased production of its 802.11b products in anticipation of the introduction of its next generation 802.11g products. The Company believes it has sufficient finished goods inventory to meet demand until its new products begin shipping.

The Company's retail product expansion will be dependent upon its ability to achieve acceptable gross margins with competitively priced products. In addition, the Company has reduced its exposure to future inventory obsolescence through the implementation of inventory management programs with certain key suppliers to reduce on hand quantities of inventory while still maintaining an adequate supply for production needs.

In the first quarter of 2005, the Company announced an extension of the science of its patented D2D technology in the form of a unique digital RF power amplifier technology. This power amplifier technology will specifically target the OEM and ODM markets. This technology enables the production of high performance, low cost radio frequency power amplifiers from common silicon semiconductors. The digital architecture enables models of power amplifiers that inherently perform the function of traditional RF transmitters and eliminate the need for traditional transmitter hardware. Based on this technology, the Company has announced two families of RF power amplifier products - the vector power amplifier (VPA) and the digital power amplifier (DPA). Various models of this product family represent ultra-efficient digital RF power amplifiers that reduce transmitter power consumption for many battery-powered wireless products by 50% to 80%. These power amplifiers will be monolithic (single chip) implementations that can be produced in less expensive, higher volume silicon semiconductor processes than are traditionally used. The Company's digital power amplifiers produced on common semiconductors also have the potential to be designed onto larger system chips which may include other wireless system functions.

The company's digital power amplifier DPA family is intended to be incorporated into product designs as a drop-in replacement for traditional analog RF power amplifier modules. The DPA will be a silicon chip versus a multi-component module which is typically used in many of the analog RF power amplifiers today.

The company's VPA family of amplifiers eliminates the need for traditional RF transmitters. VPA's receive digital baseband signals that would normally be sent from a product's baseband processor to a traditional RF transmitter. Eliminating the traditional RF transmitter, the VPA converts the digital signal, in a single efficient step, to an on-channel amplified RF carrier.

The Company expects to be demonstrating prototypes of its power amplifier technology as well as providing samples of its initial power amplifier IC's in 2005. The Company believes it will be able to demonstrate the use of the technology for a wide range of cellular telephone standards for handset applications, for wireless networking products, for cordless phones and for Bluetooth applications. The Company plans to demonstrate how the technology can be used for products where multiple wireless standards and frequencies are incorporated and where a single monolithic chip implementation can replace the multiple components required in today's traditional analog power amplifier products. The Company further believes its power amplifiers will demonstrate enhancements in one or more features including power efficiency, cost, size and linearity.

The Company plans for its initial digital power amplifier product lineup to include models for a variety of applications including cellular telephones, wireless networking applications and multi-band and/or multi-mode applications. The Company's first IC's, which it expects to provide to potential customers in sample form early in the second half of 2005, will be for applications up to 3GHz frequencies. The Company has plans to extend the technology for applications up to 6GHz frequencies.

Marketing and Sales

The Company currently promotes and sells its WLAN end-user products in the United States and Canada through traditional retailers, online retailers, value added resellers ("VARs") and direct through the Company's own online store. The Company's products are carried in approximately 300 traditional retail locations throughout the United States, the largest of which is CompUSA. The Company sells direct to Micro Center and TigerDirect.com. The majority of the remaining traditional retailers and online retailers are fulfilled through a wholesale distributor, Wynit, Inc.

The Company works directly with its retail channel on market development activities including co-advertising, in-store promotions and demonstrations, sales associate training and web advertising. The Company manages its retail sales and marketing efforts through a combination of in-house staff and outside manufacturer's representatives. The Company is currently exploring additional retail channels for commercial product distribution in the US and Canada.

In addition to its retail branded products efforts, the Company is currently expanding its in-house sales staff focused on OEM and ODM opportunities for its radio transceivers and its recently introduced power amplifier products. The Company intends to promote its OEM/ODM products to companies worldwide.

Competition

The Company operates in a highly competitive industry. The Company's WLAN products compete with product offerings from a number of companies with established brand recognition and distribution channels. The Company's principal competitors include the Linksys division of Cisco Systems, D-Link, Netgear, and Belkin. Most of these competitors offer a broader range of products and at prices similar to or lower than that of the Company's products. Most of the Company's competitors have substantially greater financial, technical and sales and marketing resources. As a result, they have larger distribution channels, stronger brand recognition, and a broader access to customers than the Company. The Company believes that its ability to compete with retail, branded products is highly dependent upon its ability to build brand recognition and distribution. The Company seeks competitive advantage based on product performance. The Company also believes it has competitive strengths in its in-house, US based technical support team and its willingness to back its performance claims with a 30-day money-back guarantee.

With regard to sales of its integrated circuits, the Company also faces competition from well-established companies in the industry including RF MicroDevices, Anadigics, Maxim, Conexant, Skyworks, Raytheon, Texas Instruments, and Philips, among others. In this market, the Company plans to compete based on product performance, system cost, and the strength of its intellectual property.

Production and Supply

The Company manufactures certain of its products and subassemblies at its Jacksonville, Florida facility. The Company's operations involve inspection of components, assembly of the products' electronic circuitry and other components, a series of quality specification measurements, and various other computer, visual, and physical tests to certify final performance specifications, and packaging. The Company has sufficient production capacity to satisfy increased demand for the foreseeable future. In addition, the Company believes the production processes for its products could be assumed by third-party manufacturers, if necessary, to satisfy additional capacity requirements.

For certain of its products, the Company manufactures the radio subassembly which is then provided to an outside manufacturer for completion of the product. The Company currently has a relationship with a Taiwanese manufacturer for production of certain WLAN products. As the Company expands its product line, it may enter into outsourced product manufacturing arrangements with others for its wireless networking and cordless phone products.

The components utilized in the Company's manufacturing operations include D2D transceiver chips and other third-party chips and components. The Company's D2D-based transceiver chips are currently produced under a foundry relationship with Texas Instruments. The Company depends on Texas Instruments to satisfy performance and quality specifications and dedicate sufficient capacity for production of chips within scheduled delivery times. The Company endeavors to mitigate the potential adverse effect of supply interruptions by maintaining an adequate supply of its chips and by developing relationships with additional foundries. In March 2005, the Company announced that its new power amplifier IC's will be produced by IBM Microelectronics. Failure or delay by a foundry to supply chips to the Company, failure or delay by a foundry in meeting the performance or quality specifications, or changes to the foundry process specifications would adversely affect the Company's ability to obtain and deliver chips on a timely and competitive basis.

The other component parts of the Company's products are obtained from third-party manufacturers and/or distributors. The Company depends upon these third party suppliers for various critical components to its products, including baseband/mac chips and antennas, among others. The Company mitigates the potential adverse effect of supply interruptions by maintaining sufficient on-hand quantities of long lead-time components. In addition, the Company has recently established inventory management programs with certain key component distributors allowing for maintenance of lower on-hand quantities while ensuring adequate production supply. Where applicable, the Company attempts to enter into licensing or other arrangements whereby the Company secures access to the underlying component technologies to protect against supply interruption. This strategy not only secures supply of current components, it also allows the Company the ability to enhance existing technologies for use in its future products. To date, the Company has entered into such licensing arrangements for baseband/mac WLAN chips and antennas.

At December 31, 2004, the Company maintained an inventory of system components of approximately $1.8 million.



                             PATENTS AND TRADEMARKS

The Company considers its intellectual property, including patents, patent applications and trademarks, to be significant to the competitive positioning of its business. The Company has a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where it believes filing for such protection is appropriate to establish and maintain its proprietary rights in its technology and products.

The Company has obtained 59 patents related to its D2D technology and has over 90 patent applications pending in the United States and other countries. The Company estimates the economic life of its patents to be fifteen to twenty years.

                              GOVERNMENT REGULATION

The Company utilizes wireless communications in its products. These wireless communications utilize infrared and radio frequency technology that is subject to regulation by the Federal Communications Commission ("FCC") in the United States and similar government agencies in foreign countries. The Company has obtained, is in the process of obtaining, or will obtain all licenses and approvals necessary for the operation of its products and technologies in those countries that it sells products. To date, the Company has not encountered any significant inability or limitations on obtaining required material licenses. There can be no assurance that, in the future, the Company will be able to obtain required licenses or that the FCC or other foreign government agency will not require the Company to comply with more stringent licensing requirements. Failure or delay in obtaining required licenses would have a material adverse effect on the Company. In addition, expansion of the Company's operations into certain foreign markets may require the Company to obtain additional licenses for its products. Amendments to existing statutes and regulations, adoption of new statutes and regulations and the Company's expansion into foreign jurisdictions, could require the Company to alter methods of operations at costs that could be substantial, which could have an adverse effect on the Company. There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable laws and regulations and licensing requirements.

                            RESEARCH AND DEVELOPMENT

For the years ended December 31, 2004, 2003 and 2002, the Company spent approximately $11.4 million, $13.3 million and $12.1 million, respectively, on research and development for continuing operations. The Company's research and development efforts have been devoted to the development of the D2D technology and related technologies and products.


                                    EMPLOYEES

As of December 31, 2004, the Company had 95 full-time employees, of which 16 are employed in manufacturing, 38 in engineering research and development, 11 in sales and marketing, 10 in product training and support, and 20 in executive management, finance and administration. None of the Company's employees is represented by a labor union. The Company considers its employee relations satisfactory.

Since 2002, the Company has outsourced its human resource functions to ADP TotalSource ("ADP"). ADP, a division of Automatic Data Processing, is a professional employer organization that co-employs over 70,000 employees worldwide. As a co-employer, ADP assumes many of the legal and administrative responsibilities of human resources management, health benefits, workers' compensation, payroll, payroll tax compliance and unemployment insurance.

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

The Company has additional leased facilities in Lake Mary and Melbourne, Florida primarily for engineering staff. The Company believes its properties are in good condition and suitable for the conduct of its business.

The Company previously had wireless design operations in a leased facility in Pleasanton, California. Although the operations at this facility ceased in 2001, the Company has a remaining a lease obligation through March 2005. For the year ended December 31, 2002, the remaining estimated future lease obligation for the Pleasanton facility was charged to general and administrative expense. In January 2004, the Company entered into a sublease for the facility that partially reduced its remaining lease obligation.

The Company leases a facility in Los Angeles, California that was previously utilized for video division training and sales demonstrations that has a lease term through May 2005. Due to the sale of the video division, the remaining estimated future lease obligation for this facility was charged to discontinued operations in the 2004 Consolidated Statement of Operations.

Refer to "Lease Commitments" in Footnote 13 to the Consolidated Financial Statements included in Item 8 for information regarding the Company's outstanding lease obligations.


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


                                 2004                            2003                              2002
                      ---------------------------     ---------------------------       ---------------------------
                         High            Low             High            Low               High            Low
                      ------------    -----------     -----------     -----------       -----------     -----------
1st Quarter               $10.090         $5.450          $9.200          $4.080           $21.790         $17.400
2nd Quarter                 7.029          4.000          10.900           5.060            24.850          15.520
3rd Quarter                 5.889          3.450           8.470           6.000            18.950          11.160
4th Quarter                 9.199          3.890          12.300           7.510            13.990           6.669

HOLDERS

As of March 2, 2005, there were 158 holders of record. The Company believes there are at least 1,886 beneficial holders of the Company's common stock.


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


SALES OF UNREGISTERED SECURITIES

                                                                                              If option, warrant or
                                                Consideration received and     Exemption      convertible security,
                                                description of underwriting       from                terms
                                     Number    or other discounts to market   registration        of exercise or
date of sale   Title of security      sold     price afforded to purchasers     claimed             conversion
------------- -------------------- ----------- ------------------------------ ------------- ---------------------------
10/19/04 to   Options to             72,000    Options granted - no               4(2)      Exercisable for five
  11/28/04    purchase common                  consideration received by                    years from the date the
              stock granted to                 Company until exercise                       options vest, options
              three employees                                                               vest over five years at
              pursuant to the                                                               an exercise price ranging
              2000 Plan                                                                     from $4.24 to $5.82 per
                                                                                            share

  12/21/04    Options to             3,250     Options granted - no               4(2)      Exercisable for five
              purchase common                  consideration received by                    years from the date of
              stock granted to                 Company until exercise                       grant, options vest
              seven employees                                                               immediately at an
              pursuant to the                                                               exercise price of $7.55
              2000 Plan                                                                     per share

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth consolidated financial data for the Company as of the dates and for the periods indicated. The data has been derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with the consolidated financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The selected financial data for all prior years has been restated to reflect the effects of discontinued operations.

                                                              For the years ended December 31,
                                           ------------------------------------------------------------------
                                              2004          2003          2002          2001          2000
                                           ----------    ----------    ----------    ----------    ----------
(in thousands, except per share amounts)
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
Revenues, net                              $      441    $       23    $        0    $        0    $        0
Gross margin                                   (2,854)           (7)            0             0             0
Operating expenses                             19,951        19,104        16,772        15,829        15,067
Interest and other income                         217           476           905         1,741         1,949
Loss from continuing
   operations                                 (22,588)      (18,635)      (15,867)      (14,088)      (13,118)
Gain (loss) from discontinued
   operations                                   7,773        (3,380)       (1,405)       (2,522)           96
Net loss                                      (14,815)      (22,015)      (17,272)      (16,610)      (13,022)
Basic and diluted net loss per
   common share
     Continuing operations                      (1.25)        (1.21)        (1.14)        (1.02)        (1.03)
     Discontinued operations                     0.43         (0.22)        (0.10)        (0.18)            *
Total basic and diluted net loss
   per common share                             (0.82)        (1.43)        (1.24)        (1.20)        (1.03)

CONSOLIDATED BALANCE SHEET DATA:
Total assets                               $   28,081    $   42,483    $   37,745    $   54,144    $   63,468
Shareholders' equity                           24,758        39,399        34,047        50,547        60,020
Working capital                                10,471        23,225        18,992        36,161        45,460

* less than one cent

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES

The Company believes that the following are the critical accounting policies affecting the preparation of its consolidated financial statements:

REVENUE RECOGNITION
Revenue from product sales is generally recognized at the time the product is shipped, provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the sales price is fixed or determinable and collection of the receivable is reasonably assured. The Company sells its products primarily through retail distribution channels, with limited sales direct to end users through its own website and direct value added resellers. Retail distributors are generally given business terms that allow for the return of unsold inventory. In addition, the Company offers a 30-day money back guarantee on its products. With regard to sales through a distribution channel where the right to return unsold product exists, the Company recognizes revenue on a sell-through method utilizing information provided by the distribution channel. In addition, since the Company does not have sufficient history with sales of this nature to establish an estimate of expected returns, it has recorded a return reserve in the amount of 100% of product sales within the 30-day guarantee period. In addition to the reserve for sales returns, gross revenue is reduced for price protection programs, customer rebates and cooperative marketing expenses deemed to be sales incentives under Emerging Issues Task Force, (EITF) Issue 01-19, to derive net revenue.

INVENTORY VALUATION
Inventories are stated at the lower of cost (as determined under the first-in, first-out method) or market (net realizable value). Cost includes the acquisition of purchased materials, labor and overhead. Purchased materials inventory consists principally of components and subassemblies. The Company's investment in inventory is maintained to meet anticipated future demand for its product and the buildup of safety stock on single-source or long lead-time components. The Company has an inventory reserve for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions indicate a permanent impairment in the carrying value of inventory, additional write-downs may be required to reduce inventory to estimated net realizable value. The Company recorded a $2.8 million write down of inventory to net realizable value at December 31, 2004 (see Note 6 to the financial statements). This write down is included as a separate deduction from gross margin in the accompanying statement of operations.

IMPAIRMENT OF LONG LIVED ASSETS
Property and equipment, patents, copyrights and other intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from three to twenty years. Management of the Company evaluates the recoverability of long-lived assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists. No impairments of long lived assets have been identified during any of the periods presented.

ACCOUNTING FOR STOCK BASED COMPENSATION
The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. For employee stock option grants, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. If the Company applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure", it would recognize stock based employee compensation of $12,213,000, $14,867,000, and $20,060,000 for the years ended December 31, 2004,
2003 and 2002, respectively. The significant amount of employee-based stock compensation is due to the substantial number of options granted under these plans as well as the factors impacting the fair value calculation, including high price volatility of the Company's common stock.

RECENT ACCOUNTING PRONOUNCEMENTS
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), "Share-Based Payment" ("FAS 123(R)") which revises FAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS 123(R) supersedes APB. 25, and amends FASB Statement No. 95, "Statement of Cash Flows". The provisions of FAS 123(R) apply to awards that are granted, modified, or settled at the beginning of the interim or annual reporting period that starts after June 15, 2005. The Company will adopt FAS 123(R) effective July 1, 2005 on a modified prospective basis without restatement of prior interim periods. The Company has determined that FAS 123(R) will have a substantial impact on the financial statements of the Company due to its requirement to expense the fair value of employee stock options and other forms of stock-based compensation in the Company's Consolidated Statement of Operations, thereby decreasing income and earnings per share. The Company is currently evaluating and considering the financial accounting, income tax, and internal control implications of FAS 123(R) and the effect that the adoption of this statement may have on its future compensation practices and its consolidated results of operations and financial position.

GENERAL

The Company has made significant investments in developing its technologies and products, the returns on which are dependent upon the generation of future revenues for realization. The Company has not yet generated revenues sufficient to offset its operating expenses and has used the proceeds from the sale of its equity securities to fund its operations.

The Company anticipates increases in revenues from the sale of its wireless technologies and products in 2005; however it does not anticipate that the revenues will be sufficient to offset its operating expenses. For wireless revenues to offset costs, the Company must attract additional OEM and other customers and continue to expand its products and technologies, among other things. The Company intends to continue to use its working capital to support future marketing, sales and research and development activities. No assurance can be given that such expenditures will result in increased sales, new products, or technological advances or that the Company has adequate capital to complete its products or gain market acceptance before requiring additional capital.

RESULTS OF OPERATIONS FOR EACH OF THE YEARS ENDED DECEMBER 31, 2004, 2003 AND
2002

Discontinued Operations
On May 14, 2004, the Company completed the sale of certain assets of its video division to Thomson. The operations of the video business unit were classified as "net gain (loss) from discontinued operations" when the operations and cash flows of the business unit were eliminated from ongoing operations. The prior years' operating activities for the video business unit have also been reclassified to "net gain (loss) from discontinued operations" in the Company's Statements of Operations. Prior to the sale, essentially all of the Company's revenues were generated by its video division.

Net gain (loss) from discontinued operations for the years ended December 31, 2004, 2003 and 2002 below include the following components:

                                2004            2003            2002
                            ------------    ------------    ------------
Net revenues                $  1,507,955    $  6,717,179    $ 11,911,913
Cost of goods sold and
  operating expenses           4,955,098      10,097,292      13,317,071
                            ------------    ------------    ------------
(Loss) from operations        (3,447,143)     (3,380,113)     (1,405,158)
Gain on sale of assets        11,220,469               0               0
                            ------------    ------------    ------------
Gain (loss) from
  discontinued operations   $  7,773,326    $ (3,380,113)   $ (1,405,158)
                            ============    ============    ============


Continuing Operations

Revenues
Revenues for the years ended December 31, 2004, 2003 and 2002 were $440,811, $23,013 and $0, respectively. Revenues for the year ended December 31, 2004 included a $250,000 one-time previously deferred royalty payment upon termination of a licensing agreement. The remaining revenues of the Company were generated through sales of wireless consumer products. The Company initiated sales of its wireless products in the fourth quarter of 2003 through direct web sales and an e-retailer relationship with TigerDirect.com. During the third quarter of 2004, the Company expanded its product distribution to additional retail outlets. The Company currently has products in approximately 300 retail storefronts. For the year ended December 31, 2004, TigerDirect.com accounted for 18% of total net product revenues.

Revenue from product sales is generally recognized at the time the product is shipped, provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the sales price is fixed or determinable and collection of the receivable is reasonably assured. The Company sells its products primarily through retail distribution channels, with limited sales direct to end users through its own website and direct value added resellers. Retail distributors are generally given business terms that allow for the return of unsold inventory. In addition, the Company offers a 30-day money back guarantee on its products. With regard to sales through a distribution channel where the right to return unsold product exists, the Company recognizes revenue on a sell-through method utilizing information provided by the distribution channel. At December 31, 2004, 2003 and 2002, the Company has deferred revenue from product sales in the distribution channel of $407,403, $0 and $0, respectively. In addition, since the Company does not have sufficient history with sales of this nature to establish an estimate of expected returns, it has recorded a return reserve in the amount of 100% of product sales within the 30-day guarantee period. Revenues for the period ended December 31, 2004, 2003 and 2002 are net of an allowance for sales returns of $97,958, $74,097, and $0, respectively.

In addition to the reserve for sales returns, gross revenue is reduced for price protection programs, customer rebates and cooperative marketing costs deemed to be sales incentives under Emerging Issues Task Force, (EITF) Issue 01-19, to derive net revenue. For the years ended December 31, 2004, 2003 and 2002, net revenue was reduced for cooperative marketing costs in the amount of $233,201, $0, and $0, respectively.

The Company's ability to increase wireless product revenues will largely depend upon the rate at which the Company is able to secure additional distribution channels, increase brand recognition and customer demand for its products and sufficiently increase production volumes to meet such demand. The Company's longer term strategy includes the sale of chips, chipsets and/or modules to OEM customers for integration into their products. To date the Company has generated no revenue from OEM channels. There can be no assurance that the Company will be able to increase its current level of revenues on a quarterly or annual basis in the future.

Gross Margin

The gross margins for products and royalties for the years ended December 31 were as follows:

                2004            2003            2002
            ------------    ------------    ------------
Products    $ (3,103,900)   $     (6,640)   $          0
Royalties        250,000               0               0
            ------------    ------------    ------------

Total       $ (2,853,900)   $     (6,640)   $          0
            ============    ============    ============

The margin recognized on royalty revenues was due to the recognition of a one-time, previously deferred prepaid royalty in connection with the termination of the related licensing agreement.

The Company's product margin in 2004 reflects a write down of inventory to net realizable value in the amount of $2,768,854. This write down was triggered by a significant price decrease on the Company's 802.11b wireless networking product line in the fourth quarter of 2004, along with the high carrying costs of initial production inventory.

The Company reduced the suggested retail price of its wireless router product by 50% and it other wireless networking products by 20% in the fourth quarter of 2004 in order to bring its pricing more in line with competitors. As a result, the carrying value of the Company's inventory exceeded its net realizable value after deduction of estimated costs to complete and dispose of the inventory.

Product margins for 2004 compared to 2003 also reflect the impact of increases in the Company's provision for obsolete inventory that is included in cost of goods sold as well as increases in direct channel marketing costs that are classified as a reduction in revenue.

The Company believes its next generation 802.11g wireless networking products will be produced at significantly lower manufactured cost than its current product line. However until introduction and sell through of these new products, expected late in the second quarter of 2005, the Company will continue to sell its 802.11b products at a price approximately equal to the carrying value of the inventory. As a result, the Company does not anticipate generating positive margin dollars on its product sales until introduction of its next generation products.

Gross margin may be negatively impacted in future periods by many factors, including fluctuating component costs, start-up costs associated with new product introductions, sales price reductions on products, and channel marketing costs which are netted against revenue. In addition, to the extent that the Company is unable to increase sales volume of its products, additional write downs of inventory may result.


Research and Development Expenses

The Company's research and development expenses decreased by $1,894,778 or 14%, from $13,317,479 to $11,422,701 in 2004. The Company's research and development expenses increased by approximately $1,192,725 or 10%, from $12,124,754 in 2002 to $13,317,479 in 2003.

The decrease in research and development expenses from 2003 to 2004 was primarily due to the Company's ability to obtain, through third parties, certain technologies previously being developed internally by the Company. This resulted in a reduction in wireless engineering staff late in the third quarter of 2003, as well as a reduction in certain third-party development fees. In addition, the Company's wireless prototype foundry expenses decreased from 2003 to 2004, largely due to timing of prototype foundry runs and related foundry costs. These decreases were somewhat offset by an increase in amortization expense due to increases in patent costs and intangible research and development assets.

The increase in research and development expenses from 2002 to 2003 was due to an increase in third party development fees and increased wireless prototype chip development expenses including foundry costs and amortization of prepaid licenses fees. These increases were somewhat offset by decreases in facilities cost and recurring software maintenance costs. The Company made reductions in its wireless engineering staffing late in the third quarter of 2003. Due to severance costs and the timing of staff reductions, the full benefits of these reductions were not evident through decreases in research and development expenses until 2004.

The markets for the Company's products and technologies are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's ability to successfully develop and introduce, on a timely basis, new and enhanced products and technologies will be a significant factor in the Company's ability to grow and remain competitive. Although the percentage of revenues invested by the Company may vary from period to period, the Company is committed to investing in its research and development programs. The Company anticipates it will use a substantial portion of its working capital for research and development activities in 2005.

Marketing and Selling Expenses

Marketing and selling expenses increased by $1,484,191 or 148%, from $999,998 in 2003 to $2,484,189 in 2004. Marketing and selling expenses increased by $309,836 or 45% from $690,162 in 2002 to $999,998 in 2003.

The increase in marketing and selling expenses from 2003 to 2004 were primarily due to increases in advertising and retail market launch expenses to promote the Company's products and also the addition of marketing and customer support personnel. The Company anticipates marketing and selling expenses to increase in relation to increases in future sales and revenues.

The increase in marketing and selling expenses from 2002 to 2003 is primarily due to an increase in the Company's marketing efforts reflected by increased third party consulting fees, advertising and travel expenses.

The Company is committed to continuing its investment in marketing and selling efforts in order to continue to increase market awareness and penetration of its products, and anticipates further increases in sales and marketing expenses in 2005 to support the Company's commercialization of its D2D products.

General and Administrative Expenses

The Company's general and administrative expenses increased by $1,341,898 or 29%, from $4,702,563 in 2003 to $6,044,461 in 2004. The Company's general and administrative expenses increased by $745,377 or 19%, from $3,957,186 in 2002 to $4,702,563 in 2003. General and administrative expenses consist primarily of executive and administrative personnel costs, insurance costs and costs incurred for outside professional services.

The increase in general and administrative expenses from 2003 to 2004 is primarily due to increases in corporate outside professional fees and personnel costs, offset somewhat by decreases in corporate insurance costs. The increase in professional fees incurred is due to fees from outside consultants and the Company's external auditors in conjunction with the internal control evaluation as required by Section 404 of the Sarbanes Oxley Act of 2002.

The increase in general and administrative expenses from 2002 to 2003 is primarily due to increases in insurance costs and professional fees, including amortization of prepaid services.

Other Expense

Other expense consists of losses on the disposal or sale of fixed assets no longer in service. For 2003, the loss of $84,007 is due to the sale of an interest in an aircraft.

Interest and Other Income

Interest and other income represents interest earned on the Company's investment of the proceeds from sales of its equity securities and net gains on the sale and/or maturity of investments. Interest and other income was $217,382, $476,002, and $905,438 for the years ended December 31, 2004, 2003, and 2002, respectively. The decrease of $258,620 from 2003 to 2004 is due to the use of funds to support operations and a decline in interest rates due to a change in the mix of the Company's investment portfolio. The decrease of $429,436 from 2002 to 2003 is due to declining interest rates and the use of funds to support operations, offset somewhat by net gains recognized on the sale of investments.

Loss and Loss per Common Share

The Company's net loss decreased from $22,014,798 or $1.43 per common share in 2003 to $14,814,543 or $0.82 per share in 2004, representing a net loss decrease of $7,200,255 or $0.61 per common share. The Company's net loss increased from $17,271,822, or $1.24 per common share in 2002 to $22,014,798, or $1.43 per share in 2003, representing a net loss increase of approximately $4,742,976, or $.19 per common share.

The results of operations are as follows:


                                      2004            2003            2002
                                  ------------    ------------    ------------
Loss from continuing operations   $(22,587,869)   $(18,634,685)   $(15,866,664)
Gain (loss) from discontinued
  operations                         7,773,326      (3,380,113)     (1,405,158)
                                  ------------    ------------    ------------
     Net loss                     $(14,814,543)   $(22,014,798)   $(17,271,822)
                                  ============    ============    ============


The $7.2 million decrease in net loss from 2003 to 2004 is primarily due to the net gain on the sale of the video business unit assets and decreased research and development expenses. The $4.7 million increase from 2002 to 2003 is due to increased research and development expenses from continuing operations and increased operating losses from discontinued operations.

Liquidity and Capital Resources

At December 31, 2004, the Company had working capital of approximately $10,471,000 including approximately $7,798,000 in cash, cash equivalents and short-term investments. The Company used cash for operating activities of approximately $21,809,000, $16,507,000 and $14,187,000 for the years ended
December 31, 2004, 2003, and 2002, respectively. The increase in cash used for operating activities from 2003 to 2004 was approximately $5,302,000. This increase was primarily due to purchases of inventory components for initial production of wireless networking products and increases in selling, general and administrative expenses from 2003 to 2004. The Company's accounts payable and accrued expenses, in aggregate, increased from $1,857,000 at December 31, 2003 to $2,915,000 at December 31, 2004. This increase of approximately $1,058,000 is primarily due to accrued channel marketing costs, timing of payments on accounts payable and an increase in wages payable as a result of a change in the Company's vacation policy and certain executive bonus accruals at December 31, 2004.

The increase in cash used for operating activities from 2002 to 2003 was approximately $2,320,000. This increase is due to the increase in net loss and changes in accounts payable, offset somewhat by changes in accounts receivable.

The Company generated cash from investing activities of approximately $10,776,000, $8,742,000, and $10,210,000 for the years ended December 31, 2004,
2003, and 2002, respectively. The cash generated for 2004 is primarily from the proceeds of the sale of the video business unit assets and maturity of investments, offset somewhat by payment for patent costs and other intangible assets. The generation of cash for 2003 and 2002 was primarily from the maturity and sale of investments, net of purchases, and the payment for intangible assets and capital expenditures.

The Company incurred approximately $1,953,000 in 2004 in connection with patent costs and the purchase of other intangible assets for use in future products. The Company incurred approximately $1,176,000 and $1,556,000, in connection with patent costs primarily related to the Company's wireless technology in 2003 and 2002, respectively. The Company incurred approximately $996,000, $1,173,000, and $1,319,000, for capital expenditures in 2004, 2003, and 2002, respectively. These capital expenditures primarily represent the purchase of certain research and development software and test equipment, manufacturing equipment, marketing and sales demonstration equipment and computer and office equipment to support additional personnel. At December 31, 2004, the Company was not subject to any significant commitments to make additional capital expenditures.

The Company generated no cash from financing activities for the year ended December 31, 2004. The Company generated cash from financing activities of approximately $24,145,000 and $501,000, for the years ended December 31, 2003 and 2002, respectively. The cash generated from financing activities represents proceeds from the exercise of stock options in both years and proceeds from the issuance of common stock in 2003 to institutional and other investors in private placement transactions exempt from registration under the Securities Act of 1933.

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

The overall revenues for 2005 will not be sufficient to cover the operational expenses of the Company for this fiscal year. Although the Company anticipates sales growth in 2005, it does not expect that sales revenues will fully offset the expenses of operations. The expected continued losses and negative cash flow will continue to be funded by the use of its available working capital.

On March 14, 2005, ParkerVision received net proceeds of $20.3 million from the sale of equity securities in a private placement transaction. The Company plans to use these proceeds, together with the $7.8 million in cash, cash equivalents and short term investments at December 31, 2004, to fund its future business plans. The Company believes that its current capital resources together with the proceeds of the March 2005 equity financing will be sufficient to support the Company's liquidity requirements at least through December 31, 2005. The long-term continuation of the Company's business plans is dependent upon generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient revenues, it will be required to obtain additional funding through public or private financing and/or reduce certain discretionary spending. Management believes certain operating costs could be reduced if working capital decreases significantly and additional funding is not available. In addition, the Company currently has no outstanding long-term debt obligations. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on the Company's ability to achieve its intended long-term business objectives.

The Company's contractual obligations and commercial commitments at December 31, 2004 were as follows:

                                                Payments due by period
                            --------------------------------------------------------------
                                            1 year        2-3         4 - 5        After 5
 Contractual Obligations:     Total        or less       years        years         years
                            ----------    ---------    ---------     --------      -------
  Operating leases            960,000      634,000      326,000            0            0
  Unconditional purchase
      obligations             496,000      496,000            0            0            0
Commercial Commitments              0            0            0            0            0


Risk Factors Affecting Future Results

In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements.

WE HAVE HAD A HISTORY OF LOSSES WHICH MAY ULTIMATELY COMPROMISE OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN AND CONTINUE IN OPERATIONS.
We have had losses in each year since our inception in 1989, and continue to have an accumulated deficit. The net loss for 2004 was $14.8 million. To date, our products have not produced revenues sufficient to cover operating, research and development and overhead costs. We also will continue to make expenditures on research and development and on pursuing patent protection for our intellectual property. We expect that our revenues in the near term will not bring the company to profitability. If we are not able to generate sufficient revenues, and we have insufficient capital resources, we will not be able to implement our business plan and investors will suffer a loss in their investment. This may result in a change in our business strategies.

WE EXPECT TO NEED ADDITIONAL CAPITAL IN THE FUTURE, WHICH IF WE ARE UNABLE TO RAISE WILL RESULT IN OUR NOT BEING ABLE TO IMPLEMENT OUR BUSINESS PLAN AS CURRENTLY FORMULATED.
Because we have had net losses and, to date, have not generated positive cash flow from operations, we have funded our operating losses from the sale of equity securities from time to time. We anticipate that our business plan will continue to require significant expenditures for research and development, patent protection, manufacturing, marketing and general operations. Our current capital resources are expected to sustain operations for at least the next twelve months. Thereafter, unless we increase revenues to a level that they cover operating expenses or we reduce costs, we will require additional capital to fund these expenses. Financing, if any, may be in the form of loans or additional sales of equity securities. A loan or the sale of preferred stock may result in the imposition of operational limitations and other covenants and payment obligations, any of which may be burdensome to the Company. The sale of equity securities will result in dilution to the current stockholders' ownership.

OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGES WHICH IF WE ARE UNABLE TO MATCH OR SURPASS, WILL RESULT IN A LOSS OF COMPETITIVE ADVANTAGE AND MARKET OPPORTUNITY.
Because of the rapid technological development that regularly occurs in the microelectronics industry, we must continually devote substantial resources to developing and improving our technology and introducing new product offerings and creating new products. For example, in fiscal year 2004, we spent approximately $11.4 million on research and development, and we expect to continue to spend a significant amount in this area in the future. These efforts and expenditures are necessary to establish and increase market share and, ultimately, to grow revenues. If another company offers better products or our product development lags, a competitive position or market window opportunity may be lost, and therefore our revenues or revenue potential may be adversely affected.

IF OUR PRODUCTS ARE NOT COMMERCIALLY ACCEPTED, OUR DEVELOPMENTAL INVESTMENT WILL BE LOST AND OUR FUTURE BUSINESS CONTINUATION WILL BE IMPAIRED.
There can be no assurance that our research and development will produce commercially viable technologies and products. If new technologies and products are not commercially accepted, the funds expended will not be recoverable, and our competitive and financial position will be adversely affected. In addition, perception of our business prospects will be impaired with an adverse impact on our ability to do business and to attract capital and employees.

FAILING TO ACHIEVE MARKET ACCEPTANCE OF OUR D2D TECHNOLOGY WILL RESULT IN AN ADVERSE IMPACT ON OUR BUSINESS PROSPECTS AND COMPROMISE THE MARKET VALUE OF THE TECHNOLOGY.
Our wireless technology represents what we believe to be a significant change in the circuit design of wireless radio-frequency communications. To achieve market acceptance, we will need to demonstrate the benefits of our technology over more traditional solutions through the development of marketable products and aggressive marketing. In many respects, because the D2D technology is a radically different approach in its industry, it is very difficult for us to predict the final economic benefits to users of the technology and the financial rewards that we might expect. If the D2D technology is not established in the market place as an improvement over current, traditional solutions in wireless communications, our business prospects and financial condition will be adversely affected.

IF OUR PATENTS AND INTELLECTUAL PROPERTY DO NOT PROVIDE US WITH THE ANTICIPATED MARKET PROTECTIONS AND COMPETITIVE POSITION, OUR BUSINESS AND PROSPECTS WILL BE IMPAIRED.
We rely on our intellectual property, including patents and patent applications, to provide competitive advantage and protect us from theft of our intellectual property. We believe that many of our patents are for entirely new technologies. If the patents are not issued or issued patents are later shown not to be as broad as currently believed or otherwise challenged such that some or all of the protection is lost, we will suffer adverse effects from the loss of competitive advantage and our ability to offer unique products and technologies. In addition, there would be an adverse impact on the Company's financial condition and business prospects.

IF WE DO NOT COMPLY WITH THE APPROVAL REQUIREMENTS OF THE FEDERAL COMMUNICATIONS COMMISSION IN RESPECT OF OUR PRODUCTS, WE WILL NOT BE ABLE TO MARKET THEM WITH A RESULTING LOSS OF BUSINESS AND PROSPECTS.
We must obtain approvals from the United States Federal Communications Commission for the regulatory compliance of our products in the United States. We also may have to obtain approvals from equivalent foreign government agencies where our products are sold internationally. Currently, we have obtained all required approvals. Generally the approval process is routine and takes from one to two months without substantial expense. In the event, however, that approval is not obtained, or there is a change in current regulation that impacts issued approvals or the approval process, there may be an impact on our ability to market products and on our business prospects.

IF WE CANNOT DEMONSTRATE THAT OUR D2D PRODUCTS CAN COMPETE IN THE MARKETPLACE AND ARE BETTER THAN CURRENT ELECTRONICS SOLUTIONS, THEN WE WILL NOT BE ABLE TO GENERATE THE SALES WE NEED TO CONTINUE OUR BUSINESS AND OUR PROSPECTS WILL BE IMPAIRED.
In respect of the current product offerings, we now face competition from other finished product suppliers such as the Linksys division of Cisco, Netgear, Belkin and D-Link. We also face competition from chip suppliers such as RF MicroDevices, Anadigics, Maxim and Conexant, among others. Our technology may also face competition from other emerging approaches or new technological advances which are under development and have not yet emerged.

WE OBTAIN CRITICAL COMPONENTS FOR OUR PRODUCTS FROM VARIOUS SUPPLIERS AND LICENSORS, SOME OF WHICH ARE SINGLE SOURCES, WHICH MAY PUT US AT RISK IF THEY DO NOT FULFILL OUR REQUIREMENTS OR THEY INCREASE PRICES THAT CANNOT BE PASSED ON. We obtain critical components from various suppliers and licensors, some of which are single sources. Because we depends on outside sources for supplies and licenses of various parts of its products, we are at risk that we may not obtain these components on a timely basis or may not obtain them at all. We maintain inventories of many components, and to date, have not experienced any significant problems with respect to obtaining components. In addition, we have neither ended or had terminated any supply arrangements or license of critical components where an alternative has not been readily available. Notwithstanding our past history of supplies, maintaining inventory of some components and having licenses to produce in the event of non-supply, if we are unable to obtain needed components, our business would be disrupted, and we would have to expend some of our resources to modify our products or find new suppliers and work with them to develop appropriate components. We are also at risk for increases in prices imposed by sources over which we have no control. Our inability to obtain components or absorb price increases may have an adverse effect on our own ability to fulfill orders and on our financial condition.

WE BELIEVE THAT WE WILL RELY, IN LARGE PART, ON KEY BUSINESS AND SALES RELATIONSHIPS FOR THE SUCCESSFUL COMMERCIALIZATION OF OUR D2D TECHNOLOGY, WHICH

IF NOT DEVELOPED OR MAINTAINED, WILL HAVE AN ADVERSE IMPACT ON ACHIEVING MARKET AWARENESS AND ACCEPTANCE AND LOSS OF BUSINESS OPPORTUNITY.
To achieve a wide market awareness and acceptance of our D2D technology, as part of our business strategy, we will attempt to enter into a variety of business relationships with other companies which will incorporate the D2D technology into their products and/or market products based on D2D technology through retail or direct marketing channels. These will include OEM and VAR relationships and sales through internet and storefront retailers. These commercialization avenues are in addition to the direct marketing that we are engaged in through our own website. Our successful commercialization of the D2D technology will depend in part on our ability to meet obligations under contracts in respect to the D2D technology and related development requirements and the other parties using the D2D technology as agreed. The failure of the business relationships will limit the commercialization of our D2D technology which will have an adverse impact on our business development and our ability to generate revenues and recover development expenses.

AS WE INCREASE OUR MARKETING EFFORTS, WE WILL BECOME MORE RELIANT ON THE SALES EFFORTS OF THIRD PARTIES THAT MAY AFFECT REVENUES.
As we increase our consumer product offerings, we will seek various kinds of distribution and sales methodologies which rely on third parties. These will include OEM, VAR, internet resellers and standard retail outlets. To service these sales methods, we will have to maintain inventory and supply sufficient quantities of products to the sales outlets. Therefore, we will have an increased exposure in its inventory quantities and investment and warranty obligations. We also will have to oversee the sales efforts of these outlets to maintain pricing structures, advertising and sales quality and servicing and warranty claims. If we are unable to supply our sales channels or the third parties sell or act in ways that harm our image, market acceptance of our products may be adversely affected with a resulting loss in sales and revenues.

MARKETING OF OUR PRODUCTS WILL REQUIRE EXPANSION OF OUR MARKETING STAFF AND ESTABLISHING MARKETING PROGRAMS, WHICH IF NOT EFFECTIVE, MAY RESULT IN LIMITED SALES.
We have initiated consumer sales of various products. To do this effectively and reach the mass market for electronic products, we will need to expand our sales staff and marketing programs. If we are unable to find effective sales personnel or establish effective sales programs, we will not be able to fully realize our product offerings or grow sales. A slower growth of sales or the harmful effects of poor marketing could increase expenses and may adversely affect sales and revenues.

WE HAVE LIMITED EXPERIENCE IN THE COMMERCIAL DESIGN AND LARGE SCALE MANUFACTURING OF CONSUMER PRODUCTS THAT MAY RESULT IN PRODUCTION INADEQUACIES, DELAYS AND REJECTION.
We have limited experience in the commercial design and large scale manufacturing of consumer electronic products. From time to time we have experienced delays in starting production and maintaining production amounts at the quality levels necessary for our products. We outsource the manufacture of certain components and will outsource some of our future consumer products. If there are design flaws or manufacturing errors resulting from our inexperience or by the third party manufacturers, there may be resulting delays while they are corrected. In addition, using others to manufacture on our behalf exposes us to timing, quality and delivery risks. The failure to produce adequate numbers of products, at the quality levels expected by our customers, may result in the loss of acceptance of our consumer products, or result in excessive returns and warranty claims. These may result in loss of commercialization opportunities as well as adversely affect revenues and cause additional, unanticipated expenses.

UNTIL WE ARE ABLE TO SELL PRODUCT IN LARGE VOLUMES, OUR MANUFACTURING AND SALES EXPENSES PER UNIT WILL HAVE AN ADVERSE IMPACT ON GROSS MARGINS.
New products offerings may be manufactured in low quantities resulting in higher per unit costs to produce. These costs will reduce gross margins. It is possible that the costs to produce may not be fully recoverable resulting in write downs of inventory. This will have a negative impact on our financial condition and results of operations.

WE ARE HIGHLY DEPENDENT ON MR. JEFFERY PARKER AS OUR CHIEF EXECUTIVE OFFICER WHOSE SERVICES, IF LOST, WOULD HAVE AN ADVERSE IMPACT ON THE LEADERSHIP OF THE COMPANY AND INDUSTRY AND INVESTOR PERCEPTION ABOUT OUR FUTURE.
Because of Mr. Parker's position in the company and the respect he has garnered in the industries in which we operate and from the investment community, the loss of the services of Mr. Parker might be seen as an impediment to the execution of the our business plan. If Mr. Parker were no longer available to the company, investors may experience an adverse impact on their investment. Mr. Parker has an employment contract that expires in September 2005. We maintain key-employee life insurance for our benefit on Mr. Parker.

IF WE ARE UNABLE TO ATTRACT THE HIGHLY SKILLED EMPLOYEES WE NEED FOR RESEARCH AND DEVELOPMENT AND SALES AND SERVICING, IT WILL NOT BE ABLE TO EXECUTE ITS RESEARCH AND DEVELOPMENT PLANS OR PROVIDE THE HIGHLY TECHNICAL SERVICES THAT OUR PRODUCTS REQUIRE.
Our business is very specialized, and therefore it is dependent on having skilled and specialized employees to conduct our research and development activities, manufacturing, marketing and support. The inability to obtain these kinds of persons will have an adverse impact on our business development because persons will not obtain the information or services expected in the markets and may prevent us from successfully implementing our current business plans.

THE OUTSTANDING OPTIONS AND WARRANTS MAY AFFECT THE MARKET PRICE AND LIQUIDITY OF THE COMMON STOCK.
At December 31, 2004, we had 18,006,324 shares of common stock outstanding and had 5,390,218 exercisable options and warrants for the purchase shares of common stock. On December 31, 2005 and 2006, there will be 6,387,050 and 6,642,460, respectively of the currently outstanding options and warrants exercisable. All of the underlying common stock of these securities is or will be registered for sale to the holder or for public resale by the holder. The amount of common stock available for the sales may have an adverse impact on our ability to raise capital and may affect the price and liquidity of the common stock in the public market. In addition, the issuance of these shares of common stock will have a dilutive effect on current stockholders' ownership.

PROVISIONS IN THE CERTIFICATE OF THE INCORPORATION AND BY-LAWS COULD HAVE EFFECTS THAT CONFLICT WITH THE INTEREST OF STOCKHOLDERS.
Some provisions in our certificate of incorporation and by-laws could make it more difficult for a third party to acquire control. For example, the board of directors has the ability to issue preferred stock without stockholder approval, and there are pre-notification provisions for director nominations and submissions of proposals from stockholders to a vote by all the stockholders under the by-laws. Florida law also has anti-takeover provisions in its corporate statute.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   Index to Consolidated Financial Statements
                                                                            PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                            26

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets - December 31, 2004 and 2003                    28

  Consolidated Statements of Operations - for the years ended
     December 31, 2004, 2003 and 2002                                         29

  Consolidated Statements of Shareholders' Equity - for the years ended
     December 31, 2004, 2003 and 2002                                      30-31

  Consolidated Statements of Cash Flows - for the years ended
     December 31, 2004, 2003 and 2002                                         32

  Notes to Consolidated Financial Statements - December 31, 2004, 2003
     and 2002                                                              33-52


FINANCIAL STATEMENT SCHEDULE:

  Schedule II - Valuation and Qualifying Accounts                             59

  Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

                     REPORT OF CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of ParkerVision, Inc.:

We have completed an integrated audit of ParkerVision, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ParkerVision, Inc. and its subsidiary at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.



PricewaterhouseCoopers LLP
Jacksonville, Florida
March 16, 2005

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003

                                                                                     2004             2003
                                                                                 -------------    -------------
CURRENT ASSETS:
   Cash and cash equivalents                                                     $   6,434,901    $  17,467,875
   Short-term investments available for sale                                         1,363,571        3,008,427
   Accounts receivable, net of allowance for doubtful accounts of
      $19,164 and $64,159 at December 31, 2004
      and 2003, respectively                                                           310,400          988,849
   Interest and other receivables                                                    1,277,497           54,407
   Inventories, net                                                                  2,625,763        2,476,985
   Prepaid expenses and other current assets                                         1,781,595        2,312,385
                                                                                 -------------    -------------
          Total current assets                                                      13,793,727       26,308,928

PROPERTY AND EQUIPMENT, net                                                          3,372,894        4,860,261

OTHER ASSETS, net                                                                   10,914,017       11,313,621
                                                                                 -------------    -------------
          Total assets                                                              28,080,638       42,482,810
                                                                                 =============    =============

CURRENT LIABILITIES:
   Accounts payable                                                                    857,954          693,820
   Accrued expenses:
        Salaries and wages                                                           1,130,860          592,369
        Warranty reserves                                                                4,853          199,084
        Professional fees                                                              202,787          143,893
        Purchase commitments                                                           194,000                0
        Other accrued expenses                                                         524,930          228,057
   Deferred revenue                                                                    407,403        1,226,929
                                                                                 -------------    -------------
          Total current liabilities                                                  3,322,787        3,084,152
                                                                                 -------------    -------------

COMMITMENTS AND CONTINGENCIES
       (Notes 3, 13 and 16)                                                                 --               --
                                                                                 -------------    -------------

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares authorized, 18,006,324 and 17,959,504 shares issued and outstanding at December 31, 2004 and
     2003, respectively                                                                180,063          179,595
   Warrants outstanding                                                             14,573,705       16,807,505
   Additional paid-in capital                                                      120,488,205      118,048,964
   Accumulated other comprehensive (loss) income                                          (427)          31,746
   Accumulated deficit                                                            (110,483,695)     (95,669,152)
                                                                                 -------------    -------------
          Total shareholders' equity                                                24,757,851       39,398,658
                                                                                 -------------    -------------
          Total liabilities and shareholders' equity                             $  28,080,638    $  42,482,810
                                                                                 =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002



                                                          2004            2003            2002
                                                      ------------    ------------    ------------
Product revenue                                       $    190,811    $     23,013    $          0
Royalty revenue                                            250,000               0               0
                                                      ------------    ------------    ------------
   Net revenues                                            440,811          23,013               0

Cost of goods sold                                         525,857          29,653               0
Write down of inventory to net realizable value          2,768,854               0               0

                                                      ------------    ------------    ------------
Gross margin                                            (2,853,900)         (6,640)              0
                                                      ------------    ------------    ------------

Research and development expenses                       11,422,701      13,317,479      12,124,754
Marketing and selling expenses                           2,484,189         999,998         690,162
General and administrative expenses                      6,044,461       4,702,563       3,957,186
Loss on disposal of property and equipment                       0          84,007               0
                                                      ------------    ------------    ------------
    Total operating expenses                            19,951,351      19,104,047      16,772,102
                                                      ------------    ------------    ------------

Interest and other income                                  217,382         476,002         905,438
                                                      ------------    ------------    ------------

Loss from continuing operations                        (22,587,869)    (18,634,685)    (15,866,664)

Gain (loss) from discontinued operations (including
   gain on the disposal of $11,220,469 in 2004)          7,773,326      (3,380,113)     (1,405,158)
                                                      ------------    ------------    ------------

Net loss                                               (14,814,543)    (22,014,798)    (17,271,822)

Unrealized (loss) gain on investment securities            (32,173)       (279,123)        159,510
                                                      ------------    ------------    ------------

Comprehensive loss                                    $(14,846,716)   $(22,293,921)   $(17,112,312)
                                                      ============    ============    ============

Basic and diluted net loss per common share:
   Continuing operations                              $      (1.25)   $      (1.21)   $      (1.14)
   Discontinued operations                                    0.43           (0.22)          (0.10)
                                                      ------------    ------------    ------------
Basic and diluted net loss per common share           $      (0.82)   $      (1.43)   $      (1.24)
                                                      ============    ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002


                                                                    2004            2003            2002
                                                                ------------    ------------    ------------
CONVERTIBLE PREFERRED SHARES - BEGINNING OF YEAR                           0          13,678          27,356
     Conversion of preferred stock to common stock                         0         (13,678)        (13,678)
                                                                ------------    ------------    ------------
 CONVERTIBLE PREFERRED SHARES - END OF YEAR                                0               0          13,678
                                                                ============    ============    ============


PAR VALUE OF CONVERTIBLE PREFERRED SHARES - BEGINNING OF
     YEAR                                                       $          0    $     13,678    $     27,356
     Conversion of preferred stock to common stock                         0         (13,678)        (13,678)
                                                                ------------    ------------    ------------
PAR VALUE OF CONVERTIBLE PREFERRED SHARES - END OF YEAR         $          0    $          0    $     13,678
                                                                ============    ============    ============


COMMON SHARES - BEGINNING OF YEAR                                 17,959,504      13,989,329      13,913,806
     Issuance of common stock upon exercise of options and
        warrants                                                           0          16,100          52,600
     Issuance of restricted common stock as employee
       compensation                                                   46,820          27,778           6,291
     Issuance of common stock in private offering                          0       3,465,151               0
     Issuance of common stock as payment for license fees and
       services                                                            0         388,158               0
     Conversion of preferred stock to common stock                         0          72,988          16,632
                                                                ------------    ------------    ------------
COMMON SHARES - END OF YEAR                                       18,006,324      17,959,504      13,989,329
                                                                ============    ============    ============


PAR VALUE OF COMMON STOCK - BEGINNING OF YEAR                   $    179,595    $    139,893    $    139,138
     Issuance of common stock upon exercise of options and
       warrants                                                            0             161             526
     Issuance of restricted common stock as employee
       compensation                                                      468             278              63
     Issuance of common stock in private offering                          0          34,652               0
     Issuance of common stock as payment for license fees
       and services                                                        0           3,881               0
     Conversion of preferred stock to common stock                         0             730             166
                                                                ------------    ------------    ------------
PAR VALUE OF COMMON STOCK - END OF YEAR                         $    180,063    $    179,595    $    139,893
                                                                ============    ============    ============


WARRANTS OUTSTANDING - BEGINNING OF YEAR                        $ 16,807,505    $ 16,807,505    $ 16,807,505
     Expiration of warrants                                       (2,233,800)              0               0
                                                                ------------    ------------    ------------
WARRANTS OUTSTANDING - END OF YEAR                              $ 14,573,705    $ 16,807,505    $ 16,807,505
                                                                ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                                     2004             2003             2002
                                                                 -------------    -------------    -------------
ADDITIONAL PAID-IN CAPITAL - BEGINNING OF YEAR                   $ 118,048,964    $  90,428,998    $  89,804,504
     Issuance of common stock upon exercise of options and
       warrants                                                              0          136,881          500,059
     Issuance of restricted common stock as employee
       compensation                                                    205,441          129,846          110,923
     Issuance of common stock in private offering                            0       23,994,172                0
     Issuance of common stock as payment for license fees
       and services                                                          0        3,346,119                0
     Conversion of preferred stock to common stock                           0           12,948           13,512
     Expiration of warrants                                          2,233,800                0                0
                                                                 -------------    -------------    -------------
ADDITIONAL PAID-IN CAPITAL - END OF YEAR                         $ 120,488,205    $ 118,048,964    $  90,428,998
                                                                 =============    =============    =============


ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME - BEGINNING
    OF YEAR                                                                  $    $     310,869    $     151,359
                                                                                                          31,746
     Change in unrealized (loss) gain on investments                   (32,173)        (279,123)         159,510
                                                                 -------------    -------------    -------------
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME  - END OF
    YEAR                                                                     $    $      31,746    $     310,869
                                                                                                            (427)
                                                                 =============    =============    =============


ACCUMULATED DEFICIT - BEGINNING OF YEAR                          $ (95,669,152)   $ (73,654,354)   $ (56,382,532)
     Net loss                                                      (14,814,543)     (22,014,798)     (17,271,822)
                                                                 -------------    -------------    -------------
ACCUMULATED DEFICIT - END OF YEAR                                $(110,483,695)   $ (95,669,152)   $ (73,654,354)
                                                                 =============    =============    =============


TOTAL SHAREHOLDERS' EQUITY - BEGINNING OF YEAR                   $  39,398,658    $  34,046,589    $  50,547,330
     Issuance of common stock upon exercise of options and
         warrants                                                            0          137,042          500,585
     Issuance of restricted common stock as employee
         compensation                                                  205,909          130,124          110,986
     Issuance of common stock and warrants in private offering               0       24,028,824                0
     Issuance of common stock as payment for license fees and
         services                                                            0        3,350,000                0
     Comprehensive loss                                            (14,846,716)     (22,293,921)     (17,112,312)
                                                                 -------------    -------------    -------------
TOTAL SHAREHOLDERS' EQUITY - END OF YEAR                         $  24,757,851    $  39,398,658    $  34,046,589
                                                                 =============    =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                    2004            2003            2002
                                                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(14,814,543)   $(22,014,798)   $(17,271,822)
                                                                                ------------    ------------    ------------
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                3,101,138       2,952,475       2,950,859
      Amortization of premium on investments                                          42,683         155,848         281,377
      Provision for obsolete inventories                                             320,533         401,271         521,573
      Write-down of inventory to net realizable value                              2,768,854               0               0
      Stock compensation                                                           1,005,909         972,471       1,275,394
      Gain on sale of discontinued operations                                    (11,220,469)              0               0
      Gain on sale of investments                                                          0        (228,960)       (158,482)
      Loss on sale of equipment                                                            0          84,007          51,643
      Changes in operating assets and liabilities, net of
           disposition:
       Accounts receivable, net                                                      758,953       1,169,728      (1,211,942)
       Inventories                                                                (5,535,571)        212,628         707,082
       Prepaid and other assets                                                      105,062         402,920      (1,435,399)
       Accounts payable and accrued expenses                                       1,261,072        (837,919)         85,028
       Deferred revenue                                                              397,845         223,463          17,854
                                                                                ------------    ------------    ------------
                Total adjustments                                                 (6,993,991)      5,507,932       3,084,987
                                                                                ------------    ------------    ------------
Net cash used in operating activities                                            (21,808,534)    (16,506,866)    (14,186,835)
                                                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments available for sale                                              0      (5,603,060)    (16,786,291)
   Proceeds from maturity/sale of investments                                      1,570,000      16,256,385      29,863,504
   Proceeds from sale of video business unit assets and
       other property and equipment                                               12,153,939         437,855           7,660
   Purchase of property and equipment                                               (995,567)     (1,172,715)     (1,318,947)
   Payment for patent costs                                                       (1,952,812)     (1,175,998)     (1,556,178)
                                                                                ------------    ------------    ------------
 Net cash provided by investing activities                                        10,775,560       8,742,467      10,209,748
                                                                                ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                  0      24,145,241         500,585
                                                                                ------------    ------------    ------------
Net cash provided by financing activities                                                  0      24,145,241         500,585
                                                                                ------------    ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (11,032,974)     16,380,842      (3,476,502)

CASH AND CASH EQUIVALENTS, beginning of year                                      17,467,875       1,087,033       4,563,535
                                                                                ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                                          $  6,434,901    $ 17,467,875    $  1,087,033
                                                                                ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002


1. THE COMPANY AND NATURE OF BUSINESS

ParkerVision, Inc. (the "Company") was incorporated under the laws of the state of Florida on August 22, 1989. Following the sale of its video operations in May 2004 (Note 3), the Company operates in a single segment - wireless technologies and products.

The Company operates in a highly competitive industry with rapidly changing and evolving technologies and an increasing number of market entrants. The Company's potential competitors have substantially greater financial, technical and other resources than those of the Company. The Company has made significant investments in developing its technologies and products, the returns on which are dependent upon the generation of future revenues for realization. The Company has not yet generated sufficient revenues to offset its expenses and, thus, has utilized proceeds from the sale of its equity securities to fund its operations. In March 2005, the Company received net proceeds of approximately $20.3 million from the sale of its equity securities (Note 19). In the opinion of management, the Company's working capital as of December 31, 2004, along with the proceeds of the March 2005 sale of equity securities, is sufficient to meet its liquidity needs through at least December 31, 2005. The Company also believes it will be able to generate increased revenues and additional capital, if necessary, to sustain its operations on a longer-term basis.

2. LIQUIDITY AND CAPITAL RESOURCES

The Company has made substantial investment in developing the technologies for its products, the returns on which are dependent upon the generation and realization of future revenues. The Company has incurred losses from operations and negative cash flows in every year since inception and has utilized the proceeds from the sale of its equity securities to fund operations. For the year ended December 31, 2004, the Company incurred a net loss of approximately $14.8 million and negative cash flows from operations of approximately $21.8 million. At December 31, 2004, the Company had an accumulated deficit of approximately $110.5 million and working capital of approximately $10.5 million. Although management expects to generate additional revenues in 2005 from sales of its products, it does not anticipate that these revenues will be sufficient to offset the expenses from continued investment in product development and marketing activities. Therefore, management expects operating losses and negative cash flows to continue in 2005 and possibly beyond. As more fully discussed in Note 19, in March 2005, the Company obtained equity financing that it believes, along with existing financial resources, will allow for sufficient liquidity to fund operations through at least December 31, 2005.

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

3. DISCONTINUED OPERATIONS

On May 14, 2004, the Company completed the sale of certain designated assets of its video division to Thomson Broadcast & Media Solutions, Inc. and Thomson Licensing, SA (collectively referred to as "Thomson"). The assets sold included the PVTV and CameraMan products, services, patents, patent applications, tradenames, trademarks and other intellectual property, inventory, specified design, development and manufacturing equipment, and obligations under outstanding contracts for products and services and other assets. Certain specified assets related to the video division, such as accounts receivable and certain contracts, were excluded from the transaction.

Thomson extended offers to and received acceptances from thirty-one of the persons employed in connection with the video division who transferred employment effective May 14, 2004. The net book value of assets and liabilities sold to Thomson include the following:

Patents, net of accumulated amortization of $731,890                   $   681,444
Inventories, net of reserves for obsolescence of $1,095,354              1,702,797
Furniture and equipment, net of accumulated depreciation of $913,431       584,059
Prepaids and other deposits                                                 37,364
Deferred revenue                                                        (1,217,371)
Warranty reserves                                                         (202,911)
                                                                       -----------
                                                                       $ 1,585,382
                                                                       ===========

Inventories sold consisted of the following:

Purchased materials                                                    $ 1,069,897
Work in process                                                            100,089
Finished goods                                                             359,174
Spare parts and demonstration inventory                                  1,268,991
                                                                       -----------
                                                                       -----------
                                                                         2,798,151
Less allowance for inventory obsolescence                               (1,095,354)
                                                                       -----------
                                                                       $ 1,702,797
                                                                       ===========

Property and equipment sold consisted of the following:

Manufacturing and office equipment                                     $ 1,347,138
Tools and dies                                                             150,352
                                                                       -----------
                                                                         1,497,490
Less accumulated depreciation                                             (913,431)
                                                                       -----------
                                                                       $   584,059
                                                                       ===========

The sales price of the assets was approximately $13.4 million, which included $11.25 million paid at closing, a $0.9 million price adjustment paid in July 2004 and a $1.25 million price holdback payable in May 2005. The price adjustment represents the net book value of assets and liabilities sold, excluding intangible assets. The price holdback represents a portion of the sales price held by Thomson to indemnify Thomson against breaches of the Company's continuing obligations and its representations and warranties. This amount, which has been recorded in interest and other receivables, is payable in May 2005 and will earn interest until paid.

The Company recognized a gain on the sale of discontinued operations of $11,220,469 which is net of losses on the disposal of remaining assets related to the video operations of $598,088. The net loss on disposal of the remaining video assets included a write down of inventory of $594,609, a loss on the disposal of property and equipment of $83,983, net of accumulated depreciation of $2,316,294, and a gain from the recovery of previously reserved accounts receivable of $80,504.

The Company agreed not to compete with the business of the video division for five years after the closing date. The Company also agreed not to seek legal recourse against Thomson in respect of its intellectual property that was transferred or should have been transferred if used in connection with the video operations. Thomson was granted a license to use the "ParkerVision" name for a limited time in connection with the transition of the video business to the integrated operations Thomson.

For a period of up to six months after the closing, the Company assisted Thomson in transitioning the video business into Thomson's operations. This included providing Thomson's employees with office space, training in respect of the business and the products and services, contract manufacturing, and certain general administrative functions. The Company was reimbursed at cost and at cost-plus depending on the service and the length of time for which the service was provided. The Company sublet to Thomson a portion of its office space from May 2004 to August 2004.

The purchase agreement provides that each party will indemnify the other for damages incurred as a result of the breach of their respective representations and warranties and failure to observe their covenants. In general, the representations and warranties will survive for 18 months after the closing and will not be affected by any investigation by the other party. Each party is obligated to indemnify the other up to $4,000,000, once a threshold of $150,000 in damages is achieved. Additionally, the Company must indemnify Thomson against intellectual property claims for an unlimited period of time, without any minimum threshold, and with a separate maximum of $5,000,000. Certain other claims by Thomson will not be limited as to time or amount. Thomson will be permitted to offset their claims against the amount held back on the sales price and other amounts due the Company through May 14, 2005 at which time the holdback amount must be paid to the Company. Currently, the Company is not aware of any claims against the holdback amount.

The operations of the video business unit were classified as discontinued operations when the operations and cash flows of the business unit were eliminated from ongoing operations. The prior years' operating activities for the video business unit have also been reclassified to "Loss from discontinued operations" in the accompanying Statements of Operations.

Net gain (loss) from discontinued operations for the years ended December 31, 2004, 2003 and 2002 below include the following components:

                                2004            2003            2002
                            ------------    ------------    ------------
Net revenues                $  1,507,955    $  6,717,179    $ 11,911,913
Cost of goods sold and
  operating expenses           4,955,098      10,097,292      13,317,071
                            ------------    ------------    ------------
Loss from operations          (3,447,143)     (3,380,113)     (1,405,158)
Gain on sale of assets        11,220,469               0               0
                            ------------    ------------    ------------
Gain (loss) from
  discontinued operations   $  7,773,326    $ (3,380,113)   $ (1,405,158)
                            ============    ============    ============

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION
Effective October 2, 2000, the Company formed a wholly owned subsidiary, D2D, LLC. The consolidated financial statements include the accounts of ParkerVision, Inc. and D2D, LLC, after elimination of all significant inter-company transactions and accounts.

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

CASH AND CASH EQUIVALENTS
For purposes of reporting cash flows, the Company considers cash and cash equivalents to include cash on hand, interest-bearing deposits, overnight repurchase agreements and investments with original maturities of three months or less when purchased.

INVESTMENTS
Investments consist of funds invested in U.S. Treasury notes, U.S. Treasury bills and mortgage-backed securities guaranteed by the U.S. government. The Company accounts for investment securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are classified as available for sale and are intended to be held for indefinite periods of time and are not intended to be held to maturity. Securities available for sale are recorded at fair value. Net unrealized holding gains and losses on securities available for sale, net of deferred income taxes, are included as a separate component of shareholders' equity in the consolidated balance sheet until these gains or losses are realized. If a security has a decline in fair value that is other than temporary, then the security will be written down to its fair value by recording a loss in the consolidated statement of operations.

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

INVENTORIES
Inventories are stated at the lower of cost (as determined under the first-in, first-out method) or market (net realizable value). Cost includes the acquisition of purchased materials, labor and overhead. Purchased materials inventory consists principally of components and subassemblies. The Company's investment in inventory is maintained to meet anticipated future demand for its product and the buildup of safety stock on single-source or long lead-time components. The Company has an inventory reserve for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions indicate a further reduction in the carrying value of inventory, additional write-downs may be required to reduce inventory to estimated net realizable value.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the following estimated useful lives:


             Manufacturing and office equipment              5-7 years
             Tools and dies                                  5-7 years
             Leasehold improvements                         7-10 years
             Aircraft                                         20 years
             Furniture and fixtures                            7 years
             Computer equipment and software                 3-5 years

The cost and accumulated depreciation of assets sold or retired are removed from their respective accounts, and any resulting net gain or loss is recognized in the accompanying consolidated statements of operations.

The Company accounts for impairment of property and equipment in accordance SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internally and externally, that may suggest impairment. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the assets exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the assets. The Company did not recognize impairment charges related to property and equipment in any of the periods presented.

INTANGIBLE ASSETS
Patents, copyrights and other intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from three to twenty years. Management of the Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists. No impairments of intangible assets have been identified during any of the periods presented.

REVENUE RECOGNITION
Revenue from products sales is generally recognized at the time the product is shipped, provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the sales price is fixed or determinable and collection of the receivable is reasonably assured. The Company sells its products primarily through retail distribution channels, with limited sales direct to end users through its own website and direct value added resellers. Retail distributors are generally given business terms that allow for the return of unsold inventory. In addition, the Company offers a 30-day money back guarantee on its products. With regard to sales through a distribution channel where the right to return unsold product exists, the Company recognizes revenue on a sell-through method utilizing information provided by the distribution channel. At December 31, 2004 and 2003, the Company had deferred revenue from product sales in the distribution channel of $407,403 and $0, respectively. In addition, since the Company does not have sufficient history with sales of this nature to establish an estimate of expected returns, it has recorded a return reserve in the amount of 100% of product sales within the 30-day guarantee period. Revenues for the period ended December 31, 2004, 2003 and 2002 are net of allowances for sales returns of $97,958, $74,097, and $0, respectively.

In addition to the reserve for sales returns, gross revenue is reduced for price protection programs, customer rebates and cooperative marketing expenses deemed to be sales incentives under Emerging Issues Task Force, (EITF) Issue 01-19, to derive net revenue. For the years ended December 31, 2004 and 2003, net revenue was reduced for cooperative marketing costs in the amount of $233,201 and $0, respectively.

SHIPPING AND HANDLING FEES AND COSTS
The Company includes shipping and handling fees billed to customers in net revenue in accordance with EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $29,234, $2,123 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

WARRANTY COSTS
The Company warrants its products against defects in workmanship and materials for approximately one year. Estimated costs related to warranties are accrued at the time of revenue recognition and are included in cost of sales. The warranty obligations related to the Company's PVTV and camera products were transferred to Thomson upon sale of the assets of the video business unit (see Note 3). For the years ended December 31, 2004, 2003 and 2002, warranty expenses from continuing operations were $4,853, $0 and $0, respectively. Warranty expenses from discontinued operations were $10,587, $55,729 and $106,974 for the years ended December 31, 2004, 2003 and 2002, respectively.

A reconciliation of the changes in the aggregate product warranty liability for the years ended December 31, 2004 and 2003 is as follows:

                                                                           Warranty Reserve
                                                                            Debit(Credit)
                                                                       ----------------------
                                                                         2004         2003
                                                                       ---------    ---------
      Balance at the beginning of the year                             $(199,084)   $(248,230)
      Accruals for warranties issued during the year                     (15,441)     (55,729)
      Accruals related to pre-existing warranties (including changes
      in estimates)                                                            0            0
      Settlements made (in cash or in kind) during the year                6,761      104,875
      Reduction as a result of discontinued operations                   202,911            0
                                                                       ---------    ---------
      Balance at the end of the year                                   $  (4,853)   $(199,084)
                                                                       =========    =========

The Company offered extended service and support contacts related to its discontinued operations. A reconciliation of the changes in the aggregate deferred revenue from extended service contracts for the years ended December 31, 2004 and 2003 is as follows:

                                                          Deferred Revenue from
                                                            Extended Service
                                                               Contracts
                                                              Debit(Credit)
                                                         ----------------------
                                                           2004         2003
                                                         ---------    ---------
      Balance at the beginning of the year               $(561,584)   $(383,704)
      Accruals for contracts issued during the year       (129,875)    (737,617)
      Revenue recognized during the year                   236,428      559,737
      Reduction as a result of discontinued operations     455,031            0
                                                         ---------    ---------
      Balance at the end of the year                     $       0    $(561,584)
                                                         =========    =========

ADVERTISING COSTS
Advertising costs are charged to operations when incurred. The Company incurred advertising costs related to continuing operations of $215,747, $64,917, and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

LOSS PER COMMON SHARE
Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each year. Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted-average number of common shares outstanding for the years ended December 31, 2004, 2003, and 2002, was 17,989,135, 15,446,857, and 13,941,068,
respectively. The total number of options and warrants to purchase 6,620,603, 7,007,767, and 6,518,250, shares of common stock that were outstanding at December 31, 2004, 2003, and 2002, respectively, were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

IMPAIRMENT OF ASSETS
SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as modified by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets, including property and equipment and intangibles other than goodwill of an entity, be tested for recoverability whenever events or circumstances suggest that their values may be impaired. In performing the review for recoverability, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, an impairment write-down to fair value (representing the carrying amount that exceeds the discounted expected future cash flows) would be recorded as a period expense.

 SFAS No. 142, "Goodwill and Other Intangible Assets", requires that goodwill and intangible assets with indefinite lives be reviewed at least annually for impairment. As of December 31, 2004, the Company has no goodwill or intangible assets with indefinite lives.

COMPREHENSIVE INCOME
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components. The Company's other comprehensive income (loss) is comprised of net unrealized gains (losses) on investments available-for-sale which are included, net of tax, in accumulated other comprehensive income in the consolidated statements of shareholders' equity.

CONSOLIDATED STATEMENTS OF CASH FLOWS

The Company paid no interest or taxes during 2004, 2003 or 2002.

On May 14, 2004 the Company issued 46,820 shares of restricted common stock, valued at approximately $206,000, under the terms of the 2000 Performance Equity Plan to former employees as part of the severance package pertaining to the discontinued operations (see Note 3). Warrants previously issued by the Company in conjunction with a private placement in the amount of $2,233,800 expired in 2004 and were reclassified to additional paid in capital.

During 2003, the Company issued restricted common stock as compensation to employees with an aggregate fair value of approximately $130,000. On April 28, 2003, the Company issued restricted common stock, valued at approximately $2,400,000, under the terms of the 2000 Performance Equity Plan as consideration for professional services (see Note 17). On September 19, 2003 the Company issued restricted common stock, valued at approximately $950,000, as consideration for a license agreement (see Note 17).

During 2002, the Company issued restricted common stock as compensation to employees with an aggregate fair value of approximately $111,000.

INCOME TAX POLICY
The provision for income taxes is based on income before taxes as reported in the accompanying consolidated statements of operations. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns, in accordance with SFAS No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence it is more likely than not that the benefit of such assets will not be realized.

ACCOUNTING FOR STOCK BASED COMPENSATION
At December 31, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 16. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. For employee stock option grants, no stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", to stock-based employee compensation.

                                                          2004                2003                2002
                                                    ----------------    ----------------    ----------------
      Net loss, as reported                         $    (14,814,543)   $    (22,014,798)   $    (17,271,822)
      Deduct:  Total stock-based  employee
      compensation expense  determined under fair
      value based  method for all awards,  net of
      related  tax effects                               (12,213,448)        (14,867,054)        (20,060,070)
                                                    ----------------    ----------------    ----------------
      Pro forma net loss                            $    (27,027,991)   $    (36,881,852)   $    (37,331,892)
                                                    ================    ================    ================
      Basic net loss per common
      share:                As reported             $          (0.82)   $          (1.43)   $          (1.24)
                                                    ================    ================    ================
                            Pro forma               $          (1.50)   $          (2.39)   $          (2.68)
                                                    ================    ================    ================

RECENT ACCOUNTING PRONOUNCEMENTS
On December 16, 2004 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)). FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and amends FASB Statement No. 95, Statement of Cash Flows (FAS 95). The provisions of FAS 123(R) apply to awards that are granted, modified, or settled at the beginning of the interim or annual reporting period that starts after June 15, 2005. The Company will adopt FAS 123(R) effective July 1, 2005 on a modified prospective basis without restatement of prior interim periods. The Company has determined that FAS 123(R) will have a substantial impact on the financial statements of the Company due to its requirement to expense the fair value of employee stock options and other forms of stock-based compensation in the Company's Consolidated Statement of Operations, thereby decreasing income and earnings per share. The Company is currently evaluating and considering the financial accounting, income tax, and internal control implications of FAS 123(R) and the effect that the adoption of this statement may have on its future compensation practices and its consolidated results of operations and financial position.

RECLASSIFICATIONS
Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements in order to conform to the 2004 presentation.

5. INVESTMENTS

At December 31, 2004 and 2003, short-term investments included investments classified as available-for-sale reported at their fair value based on quoted market prices of $1,363,571 and $3,008,427, respectively. For the years ended December 31, 2004, 2003, and 2002, the Company realized gains on the sale of investments of $0, $228,960 and $158,482, respectively. For the years ended December 31, 2004, 2003, and 2002, unrealized (losses) gains of $(32,173), $(279,123), and $159,510, respectively, were recognized in other comprehensive income.

6. INVENTORIES

Inventories consisted of the following at December 31, 2004 and 2003:

                                                     2004           2003
                                                  -----------    -----------
      Purchased materials                         $ 1,837,364    $ 1,869,542
      Work in process                                 165,709        185,041
      Finished goods                                  831,435        404,765
      Spare parts and demonstration inventory               0      1,207,097
                                                  -----------    -----------
                                                    2,834,508      3,666,445
      Less allowance for inventory obsolescence      (208,745)    (1,189,460)
                                                  -----------    -----------
                                                  $ 2,625,763    $ 2,476,985
                                                  ===========    ===========

In the fourth quarter of 2004, the Company reduced the carrying value of its inventories by $2,768,854 with the majority of the write-down relating to the reduction of work in process and finished goods inventories to net realizable value. The Company lowered the selling price on its current product line in November 2004. This price adjustment, along with the high carrying costs of initial production inventory, resulted in the carrying value of inventory exceeding the net realizable value of the inventory after deduction of direct selling expenses. This charge is included as a separate component of cost of goods sold.

7. INTEREST AND OTHER RECEIVABLES

Interest and other receivables consisted of the following at December 31, 2004 and 2003:

                                                   2004         2003
                                                ----------   ----------
      Purchase price hold back receivable due
         from sale of video division assets     $1,250,000   $        0
      Interest receivable                           15,497       34,359
      Other receivables                             12,000       20,048
                                                ----------   ----------
                                                $1,277,497   $   54,407
                                                ==========   ==========

8. PREPAID EXPENSES

Prepaid expenses and other consisted of the following at December 31, 2004 and 2003:

                                  2004         2003
                               ----------   ----------
      Prepaid insurance        $  627,307   $  942,999
      Prepaid services            800,000      800,000
      Other prepaid expenses      354,288      569,386
                               ----------   ----------
                               $1,781,595   $2,312,385
                               ==========   ==========

Prepaid services represent the current portion of consulting services prepaid with shares of the Company's common stock in April 2003 as discussed in Note 17.

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, at cost, consisted of the following at December 31, 2004 and 2003:

                                               2004            2003
                                           ------------    ------------
      Manufacturing and office equipment   $ 10,378,483    $ 12,727,865
      Tools and dies                            234,140         850,842
      Leasehold improvements                    735,932         748,976
      Aircraft                                  340,000         340,000
      Furniture and fixtures                    592,237         592,237
                                           ------------    ------------
                                             12,280,792      15,259,920
      Less accumulated depreciation          (8,907,898)    (10,399,659)
                                           ------------    ------------
                                           $  3,372,894    $  4,860,261
                                           ============    ============

Depreciation expense related to property and equipment was $1,814,892, $1,974,126, and $1,999,111 in 2004, 2003, and 2002, respectively. Depreciation related to discontinued operations of $159,467, $426,782 and $494,229 in 2004, 2003 and 2002, respectively, is included in gain (loss) from discontinued operations.

10. OTHER ASSETS

Other assets consisted of the following at December 31, 2004 and 2003:

                                                                  2004
                                             ----------------------------------------------
                                             Gross Carrying   Accumulated
                                                 Amount       Amortization     Net Value
                                              ------------    ------------    ------------
      Patents and copyrights                  $ 10,486,165    $ (2,462,477)   $  8,023,688
      Prepaid licensing fees                     2,405,000      (1,029,250)      1,375,750
      Other intangible assets                      841,140        (116,825)        724,315
      Prepaid services, non current portion        200,000               0         200,000
      Deposits and other                           590,264               0         590,264
                                              ------------    ------------    ------------
                                              $ 14,522,569    $ (3,608,552)   $ 10,914,017
                                              ============    ============    ============

                                                                  2003
                                             ----------------------------------------------
                                             Gross Carrying   Accumulated
                                                 Amount       Amortization     Net Value
                                              ------------    ------------    ------------
      Patents and copyrights                  $ 10,787,826    $ (2,638,862)   $  8,148,964
      Prepaid licensing fees                     2,030,000        (415,333)      1,614,667
      Other intangible assets                      364,830        (364,830)              0
      Prepaid services, non current portion      1,000,000               0       1,000,000
      Deposits and other                           549,990               0         549,990
                                              ------------    ------------    ------------
                                              $ 14,732,646    $ (3,419,025)   $ 11,313,621
                                              ============    ============    ============

The Company has pursued an aggressive schedule for filing and acquiring patents related to its wireless technologies. Patent costs represent legal and filing costs incurred to obtain patents and trademarks for product concepts and methodologies developed by the Company. Capitalized patent costs are being amortized over the estimated lives of the related patents, ranging from fifteen to twenty years.

Prepaid services represent the long-term portion of consulting services paid with shares of the Company's common stock in April 2003 as discussed in Note 17. The current portion of prepaid services is included in prepaid expenses and other (Note 8). Prepaid licensing fees represent costs incurred to obtain licenses for use of certain technologies in future products. These fees include fees of $950,000 paid with shares of the Company's common stock in September 2003 as discussed in Note 17. Prepaid license fees are being amortized over their estimated economic lives, generally three to five years. Other intangible assets represent intellectual property acquired from others which are amortized over their estimated economic lives, generally three years.

Amortization expense for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                     Amortization Expense
                                            ------------------------------------
                                Weighted
                                 average
                             estimated life
                                (in years)     2004         2003         2002
                                 ---------  ----------   ----------   ----------
      Patents and copyrights           17      555,504   $  657,842   $  678,723
      Prepaid licensing fees            4      613,917      295,166      120,167
      Prepaid compensation              3            0            0      243,488
      Non-compete                       2            0            0       31,250
      Other intangibles                 3      116,825       25,341      121,608
                                            ----------   ----------   ----------
        Total amortization             11   $1,286,246   $  978,349   $1,195,236
                                            ==========   ==========   ==========

Amortization of prepaid compensation in 2002 represents compensation under employment agreements in connection with the acquisition of assets from Signal Technologies Inc. ("STI") in 2000. This prepaid compensation was amortized to expense over the term of the related employment agreements, or approximately three years. Amortization of non-compete assets in 2002 is also related to assets acquired from STI.

Amortization related to discontinued operations of $65,637, $182,883 and $139,032 for 2004, 2003 and 2002, respectively is included in gain (loss) from discontinued operations.

Future estimated amortization expense for other assets that have remaining unamortized amounts as of December 31, 2004 were as follows:


                   2005                  $1,471,773
                   2006                   1,392,461
                   2007                     820,836
                   2008                     533,532
                   2009                     533,532



11. PURCHASE OF ASSETS

On July 9, 2004, the Company entered into an asset purchase agreement with Consumerware Incorporated for the purchase of all the assets relating to the Aero 2000 cordless telephone. The purchase was concluded on July 15, 2004. The purchase price was approximately $1,050,000. A portion of the purchase price, equal to $100,000 was held in escrow as security for the indemnification obligations of Consumerware until November 2004, at which time it was paid in full. ParkerVision acquired all the intellectual property including designs, schematics and software related to the cordless phone valued at approximately $841,000 as well as high volume production tooling valued at approximately $159,000 and certain component inventory valued at approximately $50,000. The intellectual property is being amortized over a three-year period and is charged to expense in the statement of operations. The tooling purchased is being depreciated over a three-year period and is charged to expense in the statement of operations.

12. INCOME TAXES AND TAX STATUS

The Company accounts for income taxes in accordance with SFAS No.109, "Accounting for Income Taxes." As a result of current losses and full deferred tax valuation allowances for all periods, no current or deferred tax provision (benefit) was recorded for 2004, 2003, and 2002. A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                           2004           2003           2002
                                        -----------    -----------    -----------
      Tax benefit at statutory rate     $(5,036,945)   $(7,382,964)   $(5,872,419)
      State tax benefit                    (518,509)      (760,011)      (604,514)
      Increase in valuation allowance     6,382,942      8,330,346      7,062,479
      Research and development credit      (733,481)      (319,560)      (671,999)
      Other                                 (94,007)       132,189         86,453
                                        -----------    -----------    -----------
                                        $         0    $         0    $         0
                                        ===========    ===========    ===========

The Company's deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of the Company's assets and liabilities at December 31, 2004 and 2003:

                                               2004            2003
                                           ------------    ------------
      Gross deferred tax assets:
         Net operating loss carryforward   $ 40,904,485    $ 37,220,093
         Research and development credit      8,092,946       6,919,376
         Inventories                          1,355,883         609,572
         Accrued liabilities                    180,733         159,229
         Patents and other                    1,502,009       1,445,598
                                           ------------    ------------
                                             52,036,056      46,353,868
            Less valuation allowance        (51,246,748)    (44,863,806)
                                           ------------    ------------
                                                789,308       1,490,062
                                           ------------    ------------
      Gross deferred tax liabilities:
          Depreciation                          261,532         425,405
          Deferred revenue                      152,776         389,657
          Restricted stock issuance             375,000         675,000
                                           ------------    ------------
                                                789,308       1,490,062
                                           ------------    ------------
      Net deferred tax asset               $          0    $          0
                                           ============    ============

The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income. The valuation allowance for deferred tax assets as of December 31, 2004 and 2003 was $51,246,748 and $44,863,806, respectively.

At December 31, 2004, the Company had net operating loss and research and development tax credit carryforwards for income tax purposes of approximately $109,078,626 and $8,092,946, respectively, which expire in varying amounts from 2008 through 2024. The Company's ability to benefit from the net operating loss and research and development tax credit carryforwards could be limited under certain provisions of the Internal Revenue Code if ownership of the Company changes by more than 50%, as defined.

To the extent that net operating loss carryforwards, if realized, relate to the portion associated with stock-based compensation, the resulting benefit will be credited to shareholders' equity, rather than results of operations.

13. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS
The Company's headquarters and manufacturing operations are located in Jacksonville, Florida, pursuant to a non-cancelable lease agreement with related parties (see Note 14). The lease is on a triple net basis and currently provides for a monthly base rental payment of $23,276 through February 2007, with an option for renewal.

The Company leases office space in Lake Mary, Florida for a wireless design center. The lease term, as amended, commenced in September 2000 and provides for a monthly rental payment of approximately $32,100 through September 2005 and $9,140 from October 2005 through December 2005.

The Company leases office space in Pleasanton, California under a non-cancelable lease agreement which commenced in March 2000 and provides for a monthly rental payment of approximately $13,700 through March 2005. The Company ceased its operations in Pleasanton at the end of 2001. Although the operations at this facility ceased in 2001, the Company has a remaining lease obligation through March 2005. For the year ended December 31, 2002, the remaining estimated future lease obligation for this facility in the amount of approximately $357,000 was charged to general and administrative expense in the 2002 Consolidated Statement of Operations. In January 2004, the Company entered into a sublease agreement for this facility that partially offset its remaining lease obligation.

 The Company leases a facility in Los Angeles, California that was previously utilized for video division training and sales demonstrations that has a lease term through May of 2005. Due to the sale of the video division, the remaining estimated future lease obligation for this facility of approximately $29,000 was charged to general and administrative expense in the 2004 Consolidated Statement of Operations in 2004.

The Company leases approximately 800 square feet in Melbourne, Florida for a wireless design center. The lease term commenced in November 2003 and provides for a monthly base rental payment of approximately $1,200 through November 2005.

In addition to sales tax payable on base rental amounts, certain leases obligate the Company to pay property taxes, maintenance and repair costs. Rent expense, net of sublease income, for the years ended December 31, 2004, 2003 and 2002 was $758,718, $882,454, and $1,403,075, respectively. Future minimum lease payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2004 were as follows:


                   2005                              $634,000
                   2006                               279,000
                   2007                                47,000
                                                     ---------
                                                     $960,000
                                                     =========

PURCHASE COMMITMENTS
At December 31, 2004 the Company had recorded an accrual for a purchase commitment of $194,000 related to its net realizable value write down of inventory (Note 6). The Company has additional purchase commitments with four suppliers totaling approximately $302,000 for the purchase of materials through December 2005. These commitments represent non-cancelable blanket purchase orders for long lead time or single source components. The Company had no outstanding purchase commitments at December 31, 2003.

For the year ended December 31, 2004, three suppliers of significant components, Zyxel Communications, Texas Instruments and Arrow Electronics, accounted for approximately 13%, 11% and 10% of the Company's total component purchases, respectively. Prior to 2004, the Company's significant suppliers were suppliers of components related to its discontinued operations. For the year ended December 31, 2003, three suppliers of significant components, Panasonic, Canon USA, Inc. and Snell and Wilcox accounted for approximately 15%, 14% and 12% of the Company's total component purchases, respectively. For the year ended December 31, 2002, four suppliers of significant components of the Company's PVTV system, Leitch Incorporated, Panasonic, Snell and Wilcox, and Television Equipment Association accounted for approximately 12%, 12%, 14% and 12% of the Company's total component purchases, respectively. No other supplier accounted for more than 10% of the Company's component purchases in 2004, 2003 or 2002.

LEGAL PROCEEDINGS
The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company believes, based upon advice from outside legal counsel, that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

14. RELATED-PARTY TRANSACTIONS
The Company leases its manufacturing and headquarters office facilities from the Chairman and Chief Executive Officer of the Company and Barbara Parker, a related party. The lease's current terms obligate the Company through February 28, 2007 at a monthly base rental payment of $23,276, with an option for renewal.

The Company paid approximately $1,801,000 in 2002 for patent-related legal services to a law firm, of which Robert Sterne, a Company director during 2002, is a partner.

The Company paid Todd Parker, a director and related party, approximately $75,000 for consulting services in 2002.

In March 2003, the Company sold 495,050 shares of its common stock in a private placement transaction to members of the Parker family, including CEO Jeffrey Parker, at a market price of $5.05 per share.


15. CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable. At December 31, 2004, the Company had cash balances on deposit with banks that exceeded the balance insured by the F.D.I.C. The Company maintains its cash investments with what management believes to be quality financial institutions and limits the amount of credit exposure to any one institution.

For the year ended December 31, 2004, one credit customer, TigerDirect.com accounted for approximately 18% of the Company's total net revenues. Thomson accounted for 77% of accounts receivable at December 31, 2004. The Company closely monitors extensions of credit and has never experienced significant credit losses.

16. STOCK OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION PLANS:

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

2000 PERFORMANCE EQUITY PLAN
The Company adopted a performance equity plan in July 2000 (the "2000 Plan"). The 2000 Plan provides for the grant of options and other Company stock awards to employees, directors and consultants, not to exceed 5,000,000 shares of common stock. The plan provides for benefits in the form of incentive stock options, nonqualified stock options, and stock appreciation rights, restricted share awards, stock bonuses and various stock benefits or cash. Options granted to employees and consultants under the 2000 Plan generally vest for periods up to five years and are exercisable for a period of five years from the date the options become vested. Options granted to directors under the 2000 Plan are generally exercisable immediately and expire ten years from the date of grant. Options to purchase 1,420,370 shares of common stock were available for future grants under the 2000 Plan at December 31, 2004.

The following table summarizes option activity in aggregate under the 1993 and 2000 Plans for each of the years ended December 31:


                                      2004                        2003                        2002
                            ------------------------    ------------------------    ------------------------
                                          Wtd. Avg.                   Wtd. Avg.                    Wtd. Avg.
                              Shares      Ex. Price        Shares     Ex. Price       Shares       Ex. Price
                            ----------    ----------    ----------    ----------    ----------    ----------
      Outstanding at
        beginning of year    5,545,366    $    22.13     4,534,224    $    25.98     3,761,573    $    27.90
      Granted                  685,750          5.36     1,243,800          8.05       846,701         17.00
      Exercised                      0                     (16,100)         6.21       (32,600)        12.29
      Forfeited               (752,560)        13.28      (203,598)        23.39       (41,450)        28.96
      Expired                 (115,354)        20.73       (12,960)        18.62             0          0.00
                            ----------    ----------    ----------    ----------    ----------    ----------
      Outstanding at
         end of year         5,363,202    $    21.24     5,545,366    $    22.13     4,534,224    $    25.98
                            ==========    ==========    ==========    ==========    ==========    ==========

      Exercisable at
         end of year         4,132,817    $    23.40     3,623,958    $    23.83     2,709,330    $    24.68
                            ==========    ==========    ==========    ==========    ==========    ==========

    Weighted average
       fair value of
       options granted                    $     3.87                  $     3.97                  $    10.05
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

                                          2004                            2003                           2002
                             ----------------------------    ----------------------------   ----------------------------
                                               Wtd. Avg.                      Wtd. Avg.                      Wtd. Avg.
                                Shares        Ex. Price         Shares        Ex. Price        Shares        Ex. Price
                             ------------    ------------    ------------    ------------   ------------    ------------
      Outstanding at
         beginning of year      1,462,401    $      39.62       1,984,026    $      34.56      2,004,026    $      34.26
      Granted                           0                               0                              0
      Exercised                         0                               0                        (20,000)           5.00
      Forfeited                         0                        (476,625)          21.38              0
      Expired                    (205,000)   $      22.04         (45,000)           9.58              0
                             ------------    ------------    ------------    ------------   ------------    ------------
      Outstanding end of
          Year                  1,257,401    $      42.49       1,462,401    $      39.62      1,984,026    $      34.56
                             ============    ============    ============    ============   ============    ============
      Exercisable at
         end of year            1,257,401    $      42.49       1,439,901    $      39.88      1,749,098    $      36.28
                             ============    ============    ============    ============   ============    ============

    Weighted average
       fair value of
       options granted                           N/A                              N/A                            N/A
                                             ============                    ============                   ============


The options outstanding at December 31, 2004 under all plans, including the non-plan options and warrants, have exercise price ranges and weighted average contractual lives as follows:

                                             Options Outstanding                             Options Exercisable
                            ------------------------------------------------------    ----------------------------------
                                 Number             Wtd. Avg.                             Number
  Range of Exercise          Outstanding at         Remaining         Wtd. Avg.       Exercisable at        Wtd. Avg.
        Prices                  December           Contractual        Exercise         December 31,          Exercise
                                31, 2004              Life              Price              2004               Price
-----------------------     -----------------     --------------    --------------    ----------------     -------------
     $3.99-$5.82                     568,650           10 years             $4.94               6,650             $5.09
     $6.00-$9.00                     976,650            7 years             $7.91             693,500             $7.84
     $9.06-$13.05                    297,750            3 years            $11.53             282,500            $11.58
    $13.64-$20.39                  1,148,601            4 years            $16.92           1,082,201            $16.92
    $20.47-$29.96                  1,441,218            5 years            $24.76           1,296,216            $25.09
    $31.00-$44.75                  1,308,259            6 years            $37.85           1,281,759            $37.82
    $48.00-$61.50                    879,475            7 years            $55.52             747,392            $56.30
                            -----------------                                         ----------------
                                   6,620,603                                                5,390,218
                            =================                                         ================

The fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

                                           2004                     2003                     2002
                                    -------------------     ---------------------    ---------------------
Expected volatility                      77%-79%                  74%-78%                  48%-71%
Risk free interest rate                2.99%-4.80%              1.30%-3.25%              2.74%-5.29%
Expected life                           5-10 years               5-10 years               5-11 years
Dividend yield                              --                       --                       --

17. STOCK AUTHORIZATION AND ISSUANCE

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

The preferred stock was converted into approximately 73,000, 16,600 and 86,000 shares of common stock in March 2003, 2002 and 2001, respectively. As of December 31, 2004 the Company has no outstanding preferred stock.

COMMON STOCK
On May 14, 2004 the Company issued 46,820 shares of restricted common stock, valued at approximately $206,000, under the terms of the 2000 Performance Equity Plan to former employees as part of the severance package pertaining to the discontinued operations (Note 3).

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

On April 28, 2003, the Company entered into a written agreement with a corporate third party to conceive and develop new business opportunities for the Company. In consideration of the services to be rendered over a three-year term, the Company issued 250,000 shares of restricted common stock, under the terms of the 2000 Performance Equity Plan with an aggregate value of approximately $2,400,000, or $9.60 per share. These shares were subsequently registered for resale under an S-3 registration statement. The shares are fully vested and non-forfeitable, and they are subject to a sales limitation of a maximum of 83,334 shares per year. The $2,400,000 was capitalized as prepaid services and is being amortized to expense over the three-year term of the related agreement (Notes 8 and 10).

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


18. QUARTERLY FINANCIAL DATA (UNAUDITED)
The quarterly financial data presented below has been reclassified to reflect discontinued operations.

(in thousands except for per share data)

                                                                                                               For the year
                                                               For the three months ended                         ended
                                               ------------------------------------------------------------
                                                 March 31,       June 30,      September 30,   December 31,     December 31,
                                                   2004            2004           2004            2004             2004
                                               ------------    ------------    ------------    ------------    ------------
Revenues                                       $        296    $         64    $         62    $         19    $        441
Gross margin                                            248             (17)            (21)          (3064)          (2854)
Net loss from continuing
operations                                           (3,973)         (3,921)         (5,007)         (9,687)        (22,588)
Gain (loss) from
discontinued operations                              (1,390)          9,179             (81)             65           7,773
                                               ------------    ------------    ------------    ------------    ------------
Net income (loss)                              $     (5,363)   $      5,258    $     (5,088)   $     (9,622)   $    (14,815)
                                               ============    ============    ============    ============    ============

Basic and diluted net loss per common share:
   Continuing operations                       $      (0.22)   $      (0.22)   $      (0.28)   $      (0.53)   $      (1.25)
   Discontinued operations                            (0.08)           0.51            0.00            0.00            0.43
                                               ------------    ------------    ------------    ------------    ------------
Total                                          $      (0.30)   $       0.29    $      (0.28)   $      (0.53)   $      (0.82)
                                               ============    ============    ============    ============    ============


                                                                                                               For the year
                                                               For the three months ended                        ended
                                               ------------------------------------------------------------
                                                 March 31,       June 30,      September 30,   December 31,    December 31,
                                                   2003            2003            2003            2003            2003
                                               ------------    ------------    ------------    ------------    ------------
Revenues                                       $          0    $          0    $          0    $         23    $         23
Gross margin                                              0               0               0              (7)             (7)
Net loss from continuing
operations                                           (4,733)         (4,255)         (4,792)         (4,855)        (18,635)
Loss from discontinued operations
                                                       (825)           (794)           (835)           (926)         (3,380)
                                               ------------    ------------    ------------    ------------    ------------
Net loss                                       $     (5,558)   $     (5,049)   $     (5,627)   $     (5,781)   $    (22,015)
                                               ============    ============    ============    ============    ============

Basic and diluted net loss per common share:
   Continuing operations                       $      (0.33)   $      (0.28)   $      (0.31)   $      (0.29)   $      (1.21)
   Discontinued operations                            (0.06)          (0.05)          (0.05)          (0.06)          (0.22)
                                               ------------    ------------    ------------    ------------    ------------
Total                                          $      (0.39)   $      (0.33)   $      (0.36)   $      (0.35)   $      (1.43)
                                               ============    ============    ============    ============    ============

Gross margin for the fourth quarter of 2004 reflects a $2.8 million write down of inventory to net realizable value as further discussed in Note 6.

19. SUBSEQUENT EVENT

On March 14, 2005, ParkerVision consummated the sale of an aggregate of 2,880,000 shares of common stock to a limited number of institutional and other investors in a private placement transaction pursuant to offering exemptions under the Securities Act of 1933. The shares, which represent 14% of the Company's outstanding common stock on an after-issued basis, were sold at a price of $7.50 per share, for net proceeds of approximately $20.3 million. Warrants to purchase an additional 720,000 shares of common stock were issued in connection with the transaction for no additional consideration. The warrants are immediately exercisable at an exercise price of $9.00 per share and expire on March 10, 2010.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2004, the chief executive officer and chief financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria established in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, (the "2005 Proxy Statement"), is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information contained under the caption "Election of Directors - Executive Compensation" in the 2005 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table gives the information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2004, including the 1993 Stock Plan, the 2000 Performance Equity Plan and other miscellaneous plans.

                                                                                         Number of securities
                                                                                        remaining available for
                                         Number of securities                            future issuance under
                                          to be issued upon       Weighted-average       equity compensation
                                             exercise of          exercise price of       plans (excluding
                                         outstanding options,   outstanding options,  securities reflected in
             Plan Category               warrants and rights     warrants and rights          column (a))
             -------------               -------------------    --------------------   --------------------------
                                                ( a )                 ( b )                      ( c )
  Equity compensation plans
    approved by security holders             5,363,202                $22.13                  1,420,370

  Equity compensation plans not
    approved by security holders               115,000                $23.25                    None
                                        -----------------------                        --------------------------
                 Total                        5,478,202                                        1,420,370
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

      ii) Options to purchase 100,000 shares granted to an employee in March 1999 at an exercise price of $23.25. These options vest ratably over five years and expire in May 2009. As of December 31, 2004, options to purchase 90,000 shares were outstanding.

The information contained under the caption "Security Ownership of Certain Beneficial Owners" in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Election of Directors - Certain Relationships and Related Transactions" in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption "Election of Directors - Audit Committee Information and Report" in the 2005 Proxy Statement is incorporated herein by reference.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)   EXHIBITS

    Exhibit
     Number                          Description
    ------- -------------------------------------------------------------------

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

      4.4 Purchase Option between the Registrant and David M. Cumming dated May 22, 2000 (incorporated by reference from Exhibit 4.3 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

      4.5 Purchase Option between the Registrant and Peconic Fund Ltd. dated May 22, 2000 (incorporated by reference from Exhibit 4.4 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

      4.6 Purchase Option between the Registrant and Texas Instruments, Inc. dated March 8, 2001(incorporated by reference from exhibit 4.7 of Annual Report on Form 10-K for the year ended December 31, 2000)

      4.7 Form of Warrant between the Registrant and each of the investors in the March 2005 private placement who are the Selling Shareholders *

      10.1 Lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.1 of Registration Statement No. 33-70588-A)

      10.2 1993 Stock Plan, as amended (incorporated by reference from the Company's Proxy Statement dated October 1, 1996)

      10.3 Stock option agreement dated October 11, 1993 between the Registrant and Jeffrey Parker (incorporated by reference from Exhibit 10.13 of Registration Statement No.33-70588-A)

      10.4 First amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.21 of Annual Report on Form 10-KSB for the year ended December 31,
            1995)

      10.5 Second amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996)

      10.6 Third amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.19 of Annual Report on Form 10-KSB for the period ended December 31,
            1996)

      10.7 Fourth amendment to lease dated March 1, 1992 between the Registrant and Jeffrey Parker and Barbara Parker for 8493 Baymeadows Way, Jacksonville, Florida (incorporated by reference from Exhibit 10.8 of the Annual Report on Form 10-K for the period ended December 31,
            2001)

      10.8 Subscription agreement between the Registrant and Tyco Sigma Ltd dated May 22, 2000 (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended June 30, 2000)

      10.10 Subscription agreement between the Registrant and Leucadia National Corporation dated May 22, 2000 (incorporated by reference from

            Exhibit 10.2 of Quarterly Report on Form 10-Q for the period ended June 30, 2000)

      10.11 Transfer and registration rights agreement between the Registrant and Peconic Fund Ltd. dated May 22, 2000 (incorporated by reference from Exhibit 10.3 of Quarterly Report on Form 10-Q for the period ended June 30, 2000)

      10.12 Subscription agreement between the Registrant and Texas Instruments, Inc. dated March 8, 2001 (incorporated by reference fro the Exhibit
            10.16 of the Annual Report on Form 10-K for the period ended December 31, 2000)

      10.13 Employment agreement dated September 7, 2000 between Jeffrey Parker and Registrant (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended June 30. 2001)

      10.14 Stock option agreement dated September 7, 2000 between Jeffrey Parker and Registrant (incorporated by reference from Exhibit 10.2 of Quarterly Report on Form 10-Q for the period ended June 30. 2001)

      10.15 Stock option agreement dated September 7, 2000 between Jeffrey Parker and Registrant (incorporated by reference from Exhibit 10.3 of Quarterly Report on Form 10-Q for the period ended June 30. 2001)

      10.16 Employment agreement dated March 6, 2002 between David Sorrells and Registrant (incorporated by reference from Exhibit 10.21 of Annual Report on Form 10-K for the period ended December 31, 2001)

      10.17 2000 Performance Equity Plan (incorporated by reference from Exhibit
            10.11 of Registration Statement No. 333-43452)

      10.18 Development and Foundry Agreement between Registrant and Texas Instruments dated March 8, 2001 (incorporated by reference from
            Exhibit 10.3 of Registration Statement No. 333-110712)

      10.19 Form of 2002 Indemnification Agreement for Directors and Officers (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended September 30, 2002)

      10.20 Subscription agreement between the Registrant and Leucadia National Corporation dated March 26, 2003 (incorporated by reference from
            Exhibit 10.24 of Annual Report on Form 10-K for the period ended December 31, 2002)

      10.21 Subscription agreement between the Registrant and Jeffrey Parker dated March 26, 2003 (incorporated by reference from Exhibit 10.25 of Annual Report on Form 10-K for the period ended December 31,
            2002)

      10.22 Subscription agreement between the Registrant and Barbara Parker dated March 26, 2003 (incorporated by reference from Exhibit 10.26 of Annual Report on Form 10-K for the period ended December 31,
            2002)

      10.23 Subscription agreement between the Registrant and Todd Parker dated March 26, 2003 (incorporated by reference from Exhibit 10.27 of Annual Report on Form 10-K for the period ended December 31, 2002)

      10.24 Subscription agreement between the Registrant and Stacie Wilf dated March 26, 2003 (incorporated by reference from Exhibit 10.28 of Annual Report on Form 10-K for the period ended December 31, 2002)

      10.25 Subscription agreement between the Registrant and David Cumming dated March 26, 2003 (incorporated by reference from Exhibit 10.29 of Annual Report on Form 10-K for the period ended December 31,
            2002)

      10.26 Form of SkyCross, Inc. License Agreement dated September 3, 2003 (incorporated by reference from Exhibit 10.1 of Registration Statement No. 333-108954)

      10.27 Form of Stock Purchase Agreement with each of the investors in the November 2003 private placement who are the Selling Stockholders (incorporate by reference from Exhibit 10.1 of Registration Statement No. 333-110712)

      10.28 Asset Purchase Agreement and related ancillary agreements, dated as of February 25, 2004, among the Company, Thomson and Thomson Licensing (incorporated by reference from Exhibits 2.1, 10.1, 10.2, 10.3, 10.4, 10.4 and 10.6 of Current Report on Form 8-K for the event date of February 25, 2004)

      10.29 Form of Stock Purchase Agreement with each of the investors in the March 2005 private placement who are the Selling Stockholders *

      10.30 List of investors for Subscription Agreement and Warrant dated March 10, 2005*

      22.1  Table of Subsidiaries*

      23.1  Consent of PricewaterhouseCoopers LLP*

      31.1  Rule 13a-14 and 15d-14 Certification of Jeffrey Parker*

      31.2  Rule 13a-14 and 15d-14 Certification of Cynthia Poehlman*

      32.1  Section 1350 Certification of Jeffrey Parker and Cynthia Poehlman*



*     Filed herewith

(B)   REPORTS ON FORM 8-K.

      1. Form 8-K, dated November 19, 2004. Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers. Report of retirement of William Hightower, President of ParkerVision, Inc.

                                   SIGNATURES

In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       PARKERVISION, INC.
Date:    March 15, 2005                                By: /s/ Jeffrey L. Parker
                                                           ---------------------
                                                       Jeffrey L. Parker
                                                       Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                    Title                              Date
         ---------                                    -----                              ----
By:  /s/ Jeffrey L. Parker          Chief Executive Officer and Chairman            March 15, 2005
     ---------------------          of the Board (Principal Executive Officer)
      Jeffrey L. Parker

By:  /s/ Todd Parker                Vice President and Director                     March 15, 2005
     ---------------
      Todd Parker

By:  /s/ Cynthia L. Poehlman        Chief Financial Officer (Principal Accounting   March 15, 2005
     -----------------------        Officer)
      Cynthia L. Poehlman

By:  /s/ David F. Sorrells          Chief Technical Officer and Director            March 15, 2005
     ---------------------
      David F. Sorrells

By:  /s/ Stacie Wilf                Secretary and Treasurer                         March 15, 2005
     ---------------
      Stacie Wilf

By:  /s/ William A. Hightower       Director                                        March 15, 2005
     ------------------------
      William A. Hightower

By:  /s/ Richard A. Kashnow         Director                                        March 15, 2005
    -----------------------
      Richard A. Kashnow

By:  /s/ John Metcalf               Director                                        March 15, 2005
     ----------------
      John Metcalf

By:  /s/ William L. Sammons         Director                                        March 15, 2005
     ----------------------
      William L. Sammons

By:                                 Director                                        March 15, 2005
     ----------------------
      Nam P. Suh

By:  /s/ Papken der Torossian       Director                                        March 15, 2005
    -------------------------
      Papken der Torossian

                        PARKERVISION, INC. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS

                                   SCHEDULE II

        Valuation
        Allowance
           for                             Balance at           Provision                            Balance at
        Inventory                          Beginning            Charged to                             End of
       Obsolescence                         of Period             Expense          Write-Offs           Period
----------------------------               -------------        -----------       ------------       -------------
Year ended December 31, 2002                 $  979,570          $ 521,573         $ (668,841)       $  832,302
Year ended December 31, 2003                    832,302            401,271            (44,113)        1,189,460
Year ended December 31, 2004                  1,189,460            320,533         (1,301,248)          208,745

The inventory provision charged to expense includes charges related to discontinued operations of $521,573, $401,271 and $100,000 for the years end
December 31, 2002, 2003 and 2004, respectively.



                                              Balance at
                                             Beginning of                                           Balance at End
Valuation Allowance for Income Taxes           Period             Provision           Write-Offs       of Period
---------------------------------------    -----------------    ----------------    ------------    ----------------
Year ended December 31, 2002                   $29,470,980         $7,062,479                $0       $36,533,459
Year ended December 31, 2003                    36,533,459          8,330,347                 0        44,863,806
Year ended December 31, 2004                    44,863,806          6,382,942                 0        51,246,748

                                Index to Exhibits

      4.7 Form of Warrant between the Registrant and each of the investors in the March 2005 private placement who are the Selling Shareholders

      10.29 Form of Stock Purchase Agreement with each of the investors in the March 2005 private placement who are the Selling Stockholders

      10.30 List of investors for Subscription Agreement and Warrant dated March 10, 2005

      22.1  Table of Subsidiaries

      23.1  Consent of PricewaterhouseCoopers LLP

      31.1  Rule 13a-14 and 15d-14 Certification of Jeffrey Parker

      31.2  Rule 13a-14 and 15d-14 Certification of Cynthia Poehlman

      32.1  Section 1350 Certification of Jeffrey Parker and Cynthia Poehlman