Form 10-K/A
period 2004-12-31
PARKERVISION INC
filed 2005-04-27
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K/A
                                 Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _X_ No ___

As of June 30, 2004, the aggregate market value of the Issuer's Common Stock, $.01 par value, held by non-affiliates of the Issuer was approximately $76,674,918 (based upon $5.70 per share closing price on that date, as reported by The Nasdaq National Market).

As of March 10, 2005, 18,007,574 shares of the Issuer's Common Stock were outstanding.

      The Company's Form 10-K for the fiscal year ended December 31, 2004 was filed March 16, 2005 and incorporated by reference into Part III portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2005 Annual Meeting. As the Company does not expect to file its definitive Proxy Statement prior to April 30, 2005, the foregoing Form 10-K/A, Amendment No. 1 is filed herewith for the sole purpose of adding the disclosures required by Part III in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

                                Table of Contents

PART III
  Item 10.  Directors and Executive Officers of the Registrant............... 2
  Item 11.  Executive Compensation........................................... 5
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters..................... 9
  Item 13.  Certain Relationships and Related Transactions...................12
  Item 14.  Principal Accountant Fees and Services...........................13

PART IV
  Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K...14

SIGNATURE PAGE...............................................................18

INDEX TO EXHIBITS............................................................19

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Our directors and executive officers are listed below:

     Name                     Age       Position
     ----                     ---       --------

Jeffrey L. Parker             48       Chairman of the Board and Chief Executive
                                       Officer

Todd Parker                   40       Vice President of Corporate Development
                                       and Director

Cynthia Poehlman              38       Chief Financial Officer

David F. Sorrells             46       Chief Technical Officer and Director

William A. Hightower          61       Director

Richard A. Kashnow            63       Director

John Metcalf                  54       Director

William L. Sammons            84       Director

Nam P. Suh                    69       Director

Papken S. der Torossian       66       Director

      Jeffrey L. Parker has been chairman of the board and our chief executive officer since our inception in August 1989 and our president from April 1993 to June 1998. From March 1983 to August 1989, Mr. Parker served as executive vice president for Parker Electronics, Inc., a joint venture partner with Carrier Corporation performing research development, manufacturing and sales and marketing for the heating, ventilation and air conditioning industry.

      Todd Parker has been a director since our inception and was a vice president of ours from inception to June 1997. Mr. Parker acted as a consultant to us from June 1997 through November 1997 and from September 2001 to July 2002. On July 31, 2002, Mr. Parker was appointed president of the Video Business Unit of the Company until that division was sold in May 2004 when his title was changed to Vice President for Corporate Development. From January 1985 to August 1989, Mr. Parker served as general manager of manufacturing for Parker Electronics.

      Cynthia Poehlman has been our chief financial officer since June 2004. From March 1994 to June 2004, Ms. Poehlman was our controller and our chief accounting officer.

      David F. Sorrells has been our chief technical officer since September 1996 and has been a director since January 1997. From June 1990 to September 1996, Mr. Sorrells served as our engineering manager.

      William A. Hightower has been a director since March 1999. From September 2003 to his retirement in November 2004, Mr. Hightower was the president of the Company. Mr. Hightower was the president and chief operating officer and a director of Silicon Valley Group, Inc. ("SVGI"), from August 1997 until his retirement in May 2001. SVGI is a publicly held Company which designs and builds semiconductor capital equipment tools for chip manufacturers. From January 1996 to August 1997, Mr. Hightower served as chairman and chief executive officer of CADNET Corporation, a developer of network software solutions for the architectural industry. From August 1989 to January 1996, Mr. Hightower was the president and chief executive officer of Telematics International, Inc.

      Richard A. Kashnow has been a director since August 2000. From August 1999 until his retirement in January 2003, Mr. Kashnow was the president of Tyco Ventures, the venture capital arm of Tyco International, Inc., a diversified manufacturing services Company. From October 1995 to its acquisition by Tyco in 1999, Mr. Kashnow was the chairman, chief executive officer and president of Raychem Corporation, a technology Company specializing in electronic components and engineered materials. Mr. Kashnow received a PhD in physics from Tufts University, served in the U.S. Army, and started his career at General Electric. He serves on three other public company boards, Komag, for which he serves as the non-executive chairman, ActivCard, and Ariba.

      John Metcalf has been a director since June 2004. Since November 2002, Mr. Metcalf has been a CFO Partner with Tatum Partners, a professional services firm providing financial and information technology leadership with over 425 CFO and CIO partners nationwide. Mr. Metcalf currently also is serving as CFO for Siltronic Corporation, a silicon wafer manufacturing company. From February 2001 to December 2001, Mr. Metcalf was vice president and chief financial officer of Zight Corporation, a venture funded microdisplay Company. From January 1997 to December 2000, he was the vice president and chief financial officer of WaferTech, a semiconductor foundry that was a joint venture of TSMC, Altera, Analog Devices, and ISSI. Mr. Metcalf was the senior vice president of finance, chief financial officer and corporate secretary of Siltec Corporation, a silicon wafer manufacturer, from 1992 to 1997, and the vice president finance and chief financial officer of Oki Semiconductor from 1987 to 1991. Prior to his employment by Oki Semiconductor, Mr. Metcalf was employed for eleven years by Advanced Micro Devices in a number of finance managerial positions.

      William L. Sammons has been a director since October 1993. From 1981 until his retirement in 1985, Mr. Sammons was president of the North American Operations of Carrier Corporation.

      Nam P. Suh has been a director since December 2003. Mr. Suh has been a member of the MIT faculty since 1970, where, among the many positions held, he recently has been the director of the MIT Laboratory for Manufacturing and Productivity, head of the department of Mechanical Engineering (1991-2001) director of the MIT Manufacturing Institute and director of the Park Center for Complex Systems. In 1984, Mr. Suh was appointed the assistant director of engineering of the National Science Foundation by President Ronald Reagan and confirmed by the U.S. Senate. Mr. Suh is a widely published author of approximately 300 articles and seven books on topics related to tribology, manufacturing, plastics and design. Mr. Suh has approximately 50 United States patents and many foreign patents, some of which relate to plastics, polymers and design.

      Papken S. der Torossian has been a director since June 2003. Mr. der Torossian was chief executive officer of SVGI from 1986 until 2001. Prior to his joining SVGI, he was president and chief executive officer of ECS Microsystems, a communications and PC company that was acquired by AMPEX Corporation where he stayed on as a manager for a year. From 1976 to 1981 Mr. der Torossian was president of the Santa Cruz Division of Plantronics where he also served as vice president of the Telephone Products Group. Previous to that he spent four years at Spectra-Physics and twelve years with Hewlett-Packard in a variety of management positions. From 1997 to 2001, Mr. der Torossian served on the board of the Silicon Valley Manufacturing Group. In March 2003, he joined the board of directors as chairman of Therma-Wave, Inc., a Company engaged in the manufacture and sale of process control metrology systems used in manufacturing semiconductors.

      Messrs. Jeffrey and Todd Parker are brothers.

Independence of Directors; Financial Expert

      Independence of Directors. The common stock of the company is listed on the Nasdaq National Market System, and the company follows the rules of Nasdaq in determining if a director is independent. The board of directors also consults with the company's counsel to ensure that the board of directors' determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. Consistent with these considerations, the board of directors affirmatively has determined that Messrs. Richard A. Kashnow, William L. Sammons, Nam P. Suh, Papken S. der Torossian and John Metcalf are the independent directors of the company. The other remaining directors are not considered independent due to their current or recent employment by the company.

      Financial Expert on Audit Committee. The board of directors made a qualitative assessment of each member of the audit committee of the board of directors to determine their level of financial knowledge and experience based on a number of factors and has determined that each member is a financial expert within the meaning of all applicable rules. This determination was made with reference to the rules of Nasdaq and the SEC. The board of directors considered each of the members' ability to understand generally accepted accounting principles and financial statements, their ability to assess the general application of generally accepted accounting principles in connection with our financial statements, including estimates, accruals and reserves, their experience in analyzing or evaluating financial statements of similar breadth and complexity as our financial statements, their understanding of internal controls and procedures for financial reporting and their understanding of the audit committee functions.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and ten percent shareholders are charged by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during the fiscal year ended December 31, 2004, all filing requirements applicable to the company executive officers, directors and ten percent shareholders were fulfilled.

Code of Ethics and Shareholder Contact

      The board of directors has adopted a code of ethics that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the company files or submits to the SEC and others. A copy of the code of ethics may be found on the company's website.

      Shareholders may contact members of the board of directors by writing to them in care of the corporate secretary at the headquarters. The corporate secretary will forward correspondence received to the directors from time to time. This procedure was approved by the independent directors.

Item 11. Executive Compensation

      The following tables summarize the cash compensation paid by the company to each of its executive officers (including our chief executive officer) who were serving as executive officers at the end of the year ended December 31, 2004, for services rendered in all capacities to the company and its subsidiaries during the years ended December 31, 2004, 2003 and 2002, options granted to such executive officers during the year ended December 31, 2004, and the value at the end of the fiscal year ended December 31, 2004 of all options granted to the executive officers.

=====================================================================================================================
                                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------
                                                              Annual Compensation          Long Term Compensation
--------------------------------------- ----------------- ----------------------------- -----------------------------
Name and Principal                        Fiscal Year
Position                                  Ended 12/31         Salary          Bonus            Options/SARs (#)
--------------------------------------- ----------------- -------------- -------------- -----------------------------
Jeffrey L. Parker                             2004        $   305,288    $    175,000
  Chairman of the Board and                   2003        $   300,000    $     25,000                  --
  Chief Executive Officer                     2002        $   281,700              --              15,000
--------------------------------------- ----------------- -------------- -------------- -----------------------------
William A. Hightower                          2004        $   230,769              --                  --
  President of the Company                    2003        $    76,883    $     25,000             515,000
  and Director(1)(2)                           --                  --              --                  --
--------------------------------------- ----------------- -------------- -------------- -----------------------------
Todd Parker                                   2004        $   200,000    $     40,000
  Vice President, Corporate                   2003        $   182,115    $     25,000                  --
  Development and Director                    2002        $    62,000(3)           --              60,000
--------------------------------------- ----------------- -------------- -------------- -----------------------------
Cynthia Poehlman                              2004        $   136,154    $     75,000             150,000
  Chief Financial Officer                     2003        $   120,000    $     17,000                  --
                                              2002        $    87,500    $     12,500              12,000
--------------------------------------- ----------------- -------------- -------------- -----------------------------
David F. Sorrells                             2004        $   259,856    $    135,000                  --
  Chief Technical Officer and                 2003        $   250,000    $    125,000             125,000
  Director                                    2002        $   244,200              --                  --
=====================================================================================================================

(1) Mr. Hightower was president from September 2003 until he resigned on November 14, 2004.

(2) Excludes director fees of $6,000 paid to Mr. Hightower as an outside director from January 1, 2003 through September 2, 2003.

(3) Excludes $74,891 of compensation paid to Mr. Todd Parker as a consultant from September 2001 to July 2002.

      We cannot determine, without unreasonable effort or expense, the specific amount of certain personal benefits afforded to our employees, or the extent to which benefits are personal rather than business. We have concluded that the aggregate amounts of such personal benefits which cannot be specifically or precisely ascertained do not in any event exceed, as to each individual named in the preceding table, the lesser of $50,000 or 10% of the compensation reported in the preceding table for such individual, or, in the case of a group, the lesser of $50,000 for each individual in the group, or 10% of the compensation reported in the preceding table for the group, and that such information set forth in the preceding table is not rendered materially misleading by virtue of the omission of the value of such personal benefits.

======================================================================================================================
                                OPTION/GRANTS IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------------------------
                                                                                                Realizable Value
------------------------------ -------------- ---------------- ------------ --------------- --------------------------
                                                % of Total
                                                 Options
                                 Number of      Granted to
                               Shares Under    Employees in     Exercise      Expiration
Name                              Options      Fiscal Year        Price         Date            5%           10%
------------------------------ -------------- ---------------- ------------ --------------- ------------ -------------
Jeffrey L. Parker                    --               --              --             --             --            --
------------------------------ -------------- ---------------- ------------ --------------- ------------ -------------
William A. Hightower                 --               --              --             --             --            --
------------------------------ -------------- ---------------- ------------ --------------- ------------ -------------
Todd Parker                          --               --              --             --             --            --
------------------------------ -------------- ---------------- ------------ --------------- ------------ -------------
Cynthia Poehlman                150,000(1)            20%          $5.70        6/25/14        537,612     1,362,360
------------------------------ -------------- ---------------- ------------ --------------- ------------ -------------
David F. Sorrells                    --               --              --             --             --            --
======================================================================================================================

(1)   Granted in 2004 upon her promotion to Chief Financial Officer.

======================================================================================================================
                           AGGREGATE FISCAL YEAR-END OPTION/SAR VALUES
                                      AT DECEMBER 31, 2004
----------------------------------------------------------------------------------------------------------------------
                                Number of Unexercised Options/SARs at Fiscal     Value of Unexercised In-the-Money
                                                Year End (#)                      Options/SARs at Fiscal Year End
                               ----------------------------------------------- ---------------------------------------
Name                                 Exercisable            Unexercisable        Exercisable        Unexercisable
------------------------------ ------------------------- --------------------- ----------------- ---------------------
Jeffrey L. Parker                      730,000                  30,000             $ 20,500              $    -0-
------------------------------ ------------------------- --------------------- ----------------- ---------------------
William A. Hightower                   262,500                     -0-             $107,700              $    -0-
------------------------------ ------------------------- --------------------- ----------------- ---------------------
Todd Parker                            137,500                  30,000             $ 20,500              $    -0-
------------------------------ ------------------------- --------------------- ----------------- ---------------------
Cynthia Poehlman                        64,700                 169,800             $    -0-              $480,000
------------------------------ ------------------------- --------------------- ----------------- ---------------------
David F. Sorrells                      674,500                 175,000             $    -0-              $    -0-
======================================================================================================================

Employment Agreements

      In September 2000, we entered into an employment agreement with Jeffrey L. Parker, our chairman of the board and chief executive officer, which expires on September 30, 2005. Mr. Parker currently receives an annual base salary of $325,000. Mr. Parker also will receive bonuses from time to time as may be determined by the compensation committee, and he is eligible to participate in the various benefit plans available to all executives of the company. Mr. Parker was awarded a cash bonus of $175,000 in connection with his employment during 2004. Mr. Parker was awarded two stock options in 2000 in connection with his execution of an employment agreement with us. The first option is for 350,000 shares of common stock, exercisable at a price per share of $41. This option vested immediately and is exercisable until September 7, 2010, except as provided in the option agreement. The second option is for 150,000 shares of common stock, exercisable at $61.50 per share and vesting in five equal installments of 30,000 shares on October 1 in each year from 2001 through 2005. Once vested, the options remain exercisable until October 1, 2010, except as provided in the option agreement.

      In March 2002, we entered into an employment agreement with David F. Sorrells, our chief technical officer and a director, which expires March 6, 2007. The agreement provides that Mr. Sorrells will receive an annual base salary of not less than $250,000 for the first two-year period with annual increases thereafter as determined by the compensation committee, but not less than 5% of the prior year's base salary. Mr. Sorrells currently receives an annual base salary of $262,500. Mr. Sorrells will also receive an annual bonus as may be determined by the compensation committee based on the recommendation of the chief executive officer. Mr. Sorrells may also be granted awards under the company's equity performance plans. Mr. Sorrells received a cash bonus of $135,000 for 2004, determined by the compensation committee.

      In September 2003, we entered into an employment agreement with William A. Hightower in connection with his becoming the president of the Company. Mr. Hightower resigned as the president on November 19, 2004 and the employment agreement was terminated. Mr. Hightower has remained as a director of the company. Under the agreement, Mr. Hightower was paid in his capacity as president at an annual base salary rate of $250,000 and was eligible for bonuses. Mr. Hightower was also granted an option under the 2000 Performance Equity Plan to purchase up to 500,000 shares of common stock at $8.00 per share, of which 100,000 shares vested on September 2, 2004 and are exercisable until September 2013. The balance of the options terminated upon his resignation.

Compensation of Outside Directors

      Currently, each non-employee director receives an annual retainer of $20,000 paid in quarterly installments, a meeting fee of $2,500 for each meeting attended in-person or $1,500 for each meeting attended telephonically, and an option grant of 10,000 shares upon completion of each year of service as a director. In addition, each committee chairman will receive an annual retainer of $5,000 paid in quarterly installments. New non-employee directors receive an option grant of 40,000 shares upon initial election to the board. These options vest at the end of the first year of board service.

      The foregoing director compensation program was implemented in June 2004 and is subject to review and amendment by the board. Prior to June 2004, the director compensation program included an annual retainer of $8,000 payable in quarterly installments with no per meeting fees. In addition, non-employee directors received an annual grant of 10,000 share options for serving as a director with an additional 5,000 share options for serving as a committee chairperson and 2,500 share options for committee participation, not to exceed 15,000 total share options per director in any fiscal year. All board members are reimbursed for reasonable expenses incurred in attending meetings.

Stock Option Plans

      In September 1993, the board of directors approved the 1993 stock plan pursuant to which an aggregate of 500,000 shares of common stock were initially reserved for issuance in connection with the benefits available for grant. The 1993 stock plan was amended on September 19, 1996, August 22, 1997 and November 16, 1998 by the board of directors to raise the number of shares of common stock subject to the plan to 3,500,000. Each of these amendments was approved by our shareholders. In September 2003, the 1993 stock plan was closed for future grants of benefits, but remains outstanding until all the benefits granted there under have either been exercised or terminated by their terms. As of December 31, 2004, there were a total of 2,082,252 shares of common stock that are subject to outstanding grants under the 1993 stock plan.

      In May 2000, the board of directors approved our 2000 performance equity plan pursuant to which a total of 5,000,000 shares of common stock were reserved for issuance in connection with the awards available for grant. The 2000 plan was approved by our shareholders on July 13, 2000. The following types of awards may be granted under the 2000 plan:

      o     incentive stock options;
      o     non-qualified stock options;
      o     stock appreciation rights;
      o     restricted stock awards;
      o     stock bonuses; or
      o     other forms of stock benefits.

      Incentive stock options may be granted only to our employees. Other benefits may be granted to our consultants, directors (whether or not they are employees of ours), employees and officers. As of December 31, 2004, awards to purchase a total of 3,579,630 shares of common stock have been granted and are outstanding or have been exercised under the 2000 plan. As of December 31, 2004, we had 1,420,370 shares of common stock available for grant for future awards under the 2000 plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

      The following table sets forth certain information as of April 15, 2005 with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of our common stock, (ii) each of our director nominees, (iii) each executive officer whose compensation exceeded $100,000 in 2004, and (iv) all of our directors, director nominees and executive officers as a group (based upon information furnished by those persons).

                                            Amount and Nature of     Percent of
Name of Beneficial Owner                    Beneficial Ownership      Class(1)
------------------------                    --------------------      --------
Jeffrey L. Parker(2)                             3,342,840 (3)(4)      15.45%
J-Parker Family Limited Partnership(5)           2,325,984 (4)         11.13%
Todd Parker(2)                                   1,110,588 (6)(7)       5.28%
T-Parker Family Limited Partnership(5)             876,255 (7)          4.19%
Stacie Wilf(2)                                   1,011,406 (8)(9)       4.82%
S-Parker Wilf Family Limited Partnership(5)        863,811 (9)          4.13%
David F. Sorrells(2)                               674,500 (10)         3.13%
William A. Hightower                               287,500 (11)         1.36%
Richard A. Kashnow                                 115,000 (12)         0.55%
William L. Sammons                                 169,750 (13)         0.81%
Nam P. Suh                                          50,000 (14)         0.24%
Papken S. der Torossian                             65,000 (15)         0.31%
Cynthia Poehlman(2)                                 67,100 (16)         0.32%
John Metcalf                                        40,000 (17)         0.19%
Wellington Management Company, LLP(18)           2,922,900 (18)        13.98%
Leucadia National Corporation(19)                1,607,973 (19)         7.52%
Banca del Gottardo(20)                           1,533,471 (20)         7.33%
Arbor Capital Management, LLC(21)                1,214,000 (21)         5.81%
All directors, director nominees and
  executive officers as agroup (11 persons)      6,933,684 (22)        29.78%

------------------------------
(1) Percentage includes all outstanding shares of common stock plus, for each person or group, any shares of common stock that the person or the group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(2)   The person's address is 8493 Baymeadows Way, Jacksonville, Florida 32256.

(3) Includes 730,000 shares of common stock issuable upon currently exercisable options, 2,325,984 shares held by J-Parker Family Limited Partnership and 33,989 shares owned of record by Mr. Parker's three children over which he disclaims ownership. Excludes 30,000 shares of common stock issuable upon options that may become exercisable in the future.

(4) J-Parker Family Limited Partnership is the record owner of 2,325,984 shares of common stock. Mr. Jeffrey L. Parker has sole voting and dispositive power over the shares of common stock owned by the J-Parker Family Limited Partnership, as a result of which Mr. Jeffrey Parker is deemed to be the beneficial owner of such shares.

(5)   The entity's address is 409 S. 17th Street, Omaha, Nebraska 68102.

(6) Includes 137,500 shares of common stock issuable upon currently exercisable options, 876,255 shares held by T-Parker Family Limited Partnership and 10,000 shares owned of record by Mr. Parker's spouse and 100 shares owned of record by Mr. Parker's child over which he disclaims ownership. Excludes 30,000 shares of common stock issuable upon options that may become exercisable in the future.

(7) T-Parker Family Limited Partnership is the record owner of 876,255 shares of common stock. Mr. Todd Parker has sole voting and dispositive power over the shares of common stock owned by the T-Parker Family Limited Partnership, as a result of which Mr. Todd Parker is deemed to be the beneficial owner of such shares.

(8) Includes 87,500 shares of common stock issuable upon currently exercisable options, 863,811 shares held by S-Parker Wilf Family Limited Partnership, and 30,590 shares owned of record by Ms. Wilf's two children over which she disclaims ownership.

(9) S-Parker Wilf Family Limited Partnership is the owner of 863,811 shares of common stock. Ms. Wilf has sole voting and dispositive power over the shares of common stock owned by the S-Parker Wilf Family Limited Partnership, as a result of which Ms. Wilf is deemed to be the beneficial owner of such shares.

(10) Represents 674,500 shares of common stock issuable upon currently exercisable options. Does not include 175,000 shares of common stock issuable upon options that may become exercisable in the future.

(11) Includes 262,500 shares of common stock issuable upon currently exercisable options.

(12) Represents 115,000 shares of common stock issuable upon currently exercisable options.

(13) Includes 150,000 shares of common stock issuable upon currently exercisable options.

(14) Represents 50,000 shares of common stock issuable upon currently exercisable options. Excludes 50,000 shares of common stock issuable upon options that may become exercisable in the future.

(15) Represents 65,000 shares of common stock issuable upon currently exercisable options. Excludes 50,000 shares of common stock issuable upon options that may become exercisable in the future.

(16) Represents 67,100 shares of common stock issuable upon currently exercisable options. Excludes 167,400 shares of common stock issuable upon options that may become exercisable in the future.

(17) Includes 40,000 shares of common stock issuable upon options that become exercisable in the next 60 days.

(18) The business address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109. Wellington Management, in its capacity as investment adviser, may be deemed to have beneficial ownership of the shares of common stock of the Company that are owned of record by investment advisory clients of Wellington Management. Of the shares of common stock of the Company held by its advisory clients, Wellington Management has shared voting authority over 1,356,100 shares and non voting authority over 1,566,800 shares. The number of shares reported excludes shares underlying currently exercisable warrants as they are not outstanding and there is no vote. The foregoing information was derived from a Schedule 13G/A filed with the SEC on February 14, 2005 and the subscription and warrant agreements dated March 10, 2005 between the Company and Wellington Capital Management Company, LLP.

(19) The business address of Leucadia National Corporation is 315 Park Avenue South, New York, New York 10010. The number of shares reported as beneficially owned includes 484,293 shares underlying a currently exercisable warrant. The foregoing information was derived from a Schedule 13G filed with the SEC on April 1, 2003.

(20) The address is Banca del Gottardo, Viale S. Franscini 8, CH-6901 Lungano, Switzerland. The Banca del Gottardo has sole voting and dispositive power over 250,000 shares of common stock and shared voting and dispositive power over 1,266,805 shares of common stock. The shares over which they have shared authority are held for the benefit of third parties. The number of shares reported includes 16,666 shares underlying a currently exercisable warrant. The foregoing information was derived from an amendment to Schedule 13G filed with the SEC on February 7, 2005 and the subscription and warrant agreements dated March 10, 2005 between the Company and Banca del Gottardo.

(21) The address is One Financial Plaza, 120 South Sixth Street, Suite 100, Minneapolis, Minnesota 55402. The foregoing information was derived from a
      Schedule 13G filed with the SEC on February 4, 2005.

(22) Includes 2,379,100 shares of common stock issuable upon currently exercisable options held by directors and officers and 502,400 shares of common stock issuable upon options that may vest in the future held by directors and officers (see notes 3, 6, 8, 10, 11, 12, 13, 14, 15, 16 and 17, above).

Equity Compensation Plan Information

      The following table gives the information about the common stock of the company that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2004, including the 1993 Stock Plan, the 2000 Performance Equity Plan and other miscellaneous plans.

                                                                                                  Number of securities
                                                                                                remaining available for
                                        Number of securities to       Weighted-average       future issuance under equity
                                         be issued upon exercise       exercise price of     compensation plans (excluding
                                         of outstanding options,     outstanding options,              securities
             Plan Category                 warrants and rights        warrants and rights       reflected in column (a))
             -------------                 -------------------        -------------------       ------------------------
                                                   (a)                        (b)                         (c)
Equity compensation plans
   approved by security holders                 5,363,202                   $21.24                     1,420,370
Equity compensation plans not
   approved by security holders                   115,000                   $23.25                           -0-
                                        ---------------------------                          -------------------------------
                  Total                         5,478,202                                              1,420,370
                                        ===========================                          ===============================

      The equity compensation plans reported upon in the above table that were not approved by security holders include:

      o Options to purchase 25,000 shares granted to two directors in March 1999 at exercise prices of $23.25 per share. These options are vested and expire in March 2009.

      o Options to purchase 100,000 shares granted to an employee in March 1999 at an exercise price of $23.25. These options vested over five years, ending on May 26, 2004, and expire in May 2009. As of December 31, 2004, options to purchase 90,000 shares were subject to this agreement and 10,000 options have been exercised.

Item 13. Certain Relationships and Related Transactions

      We lease our executive offices pursuant to a lease agreement dated March 1, 1992 with Jeffrey L. Parker and Barbara Parker. Barbara Parker is Mr. Parker's mother. The term of the lease expires in 2007 and is renewable for an additional five-year term. For each of the years ended December 31, 2004 and 2003, we incurred approximately $298,900 in rental expense under the lease. We believe that the terms of the lease are no less favorable to us than terms we could have obtained from an unaffiliated third party.

      On March 26, 2003, to raise additional working capital, we sold shares of common stock for cash to Leucadia National Corporation, a then holder of greater than 5% beneficial ownership of our common stock, at $3.91 per share for an aggregate of $2,500,000, which per-share price was 80% of the ten-day weighted average price per share ending on the day immediately prior to the sale. Leucadia was also granted registration rights for the purchased shares and a four-year pre-emptive right to acquire additional shares in certain circumstances. As a condition to this purchase, members of the Parker family, including Jeffrey L. Parker, our chief executive officer and chairman of the board, Todd Parker, vice president and a director and Stacie Wilf, our corporate secretary and a director, were required to purchase 495,050 shares of common stock for cash at $5.05 per share for an aggregate of $2,500,000, which per-share price was the five-day closing bid price average per share ending on the day immediately prior to the sale. Each of these purchasers was granted registration rights. The transactions were approved in advance by the audit committee and the board of directors, with the interested parties abstaining.

Item 14.  Principal Accountant Fees and Services

      The firm of PricewaterhouseCoopers LLP acts as our principal accountants. The following is a summary of fees paid to the principal accountants for services rendered.

      Audit Fees. For the years ended December 31, 2003 and December 31, 2004, the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the review of our financial statements included in our quarterly reports were approximately $173,900 and $560,300 respectively.

      Audit Related Fees. For the years ended December 31, 2003 and December 31, 2004, there were no fees billed for professional services by our independent auditors rendered in connection with audit related services.

      Tax Services Fees. For the years ended December 31, 2003 and December 31, 2004, the aggregate fees billed for professional services rendered for tax services by our independent auditors were approximately $800 and $0, respectively.

      All Other Fees. For the years ended December 31, 2003 and December 31, 2004, the aggregate fees billed for other professional services by our independent auditors were approximately $0 and $1,500, respectively.

      All the services discussed above were approved by our audit committee. The audit committee pre-approves the services to be provided by its independent auditors, including the scope of the annual audit and non-audit services to be performed by the independent auditors and the independent auditors' audit and non-audit fees. The audit committee also reviews and recommends to the board of directors whether or not to approve transactions between the company and an officer or director outside the ordinary course.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Exhibits

Exhibit
Number                 Description
-------  -----------------------------------------------------------------------

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

Exhibit
Number                 Description
-------  -----------------------------------------------------------------------

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

Exhibit
Number                 Description
-------  -----------------------------------------------------------------------

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

Exhibit
Number                 Description
-------  -----------------------------------------------------------------------

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

10.29 Form of Stock Purchase Agreement with each of the investors in the March 2005 private placement who are the Selling Stockholders (Previously filed with Form 10K for fiscal year ended December 31, 2004.)

22.1 Table of Subsidiaries(Previously filed with Form 10K for fiscal year ended December 31, 2004.)

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

Date:    April 26, 2005

                                            PARKERVISION, INC.


                                            By:  /s/ Jeffrey L. Parker
                                                 ---------------------
                                                 Jeffrey L. Parker
                                                 Chief Executive Officer

                                Index to Exhibits


31.1    Rule 13a-14 and 15d-14 Certification of Jeffrey Parker

31.2    Rule 13a-14 and 15d-14 Certification of Cynthia Poehlman

32.1    Section 1350 Certification of Jeffrey Parker and Cynthia Poehlman