Form 10-Q
period 2005-03-31
PARKERVISION INC
filed 2005-05-16
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined by rule 12b-2 of the Exchange Act). Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 5, 2005, 20,900,374 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                 March 31, 2005     December 31,
                                                                                  (unaudited)           2004
                                                                                 --------------    --------------
CURRENT ASSETS:
   Cash and cash equivalents                                                     $   21,745,181    $    6,434,901
   Short-term investments available for sale                                          1,052,279         1,363,571
   Accounts receivable, net of allowance for doubtful
      accounts of $42,089 and $19,164 at March 31, 2005 and
      December 31, 2004, respectively                                                   199,516           310,400
   Interest and other receivables                                                     1,247,519         1,277,497
   Inventories, net                                                                   2,714,059         2,625,763
   Prepaid expenses and other current assets                                          1,726,368         1,781,595
                                                                                 --------------    --------------
          Total current assets                                                       28,684,922        13,793,727

PROPERTY AND EQUIPMENT, net                                                           3,109,878         3,372,894

OTHER ASSETS, net                                                                    10,631,172        10,914,017
                                                                                 --------------    --------------
          Total assets                                                               42,425,972        28,080,638
                                                                                 ==============    ==============

CURRENT LIABILITIES:
   Accounts payable                                                                     712,632           857,954
   Accrued expenses:
        Salaries and wages                                                              923,690         1,130,860
        Professional fees                                                               193,227           202,787
        Purchase commitments                                                            194,000           194,000
        Other accrued expenses                                                          321,244           529,783
   Deferred revenue                                                                     594,480           407,403
                                                                                 --------------    --------------
          Total current liabilities                                                   2,939,273         3,322,787
                                                                                 --------------    --------------

COMMITMENTS AND CONTINGENCIES
       (Notes 5, 6, 8 and 9)                                                                 --                --
                                                                                 --------------    --------------

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares authorized, 20,900,374 and
     18,006,324 shares issued and outstanding at March 31, 2005 and December
     31, 2004, respectively                                                             209,004           180,063
   Warrants outstanding                                                              17,693,482        14,573,705
   Additional paid-in capital                                                       137,576,291       120,488,205
   Accumulated other comprehensive loss                                                  (4,142)             (427)
   Accumulated deficit                                                             (115,987,936)     (110,483,695)
                                                                                 --------------    --------------
          Total shareholders' equity                                                 39,486,699        24,757,851
                                                                                 --------------    --------------
          Total liabilities and shareholders' equity                             $   42,425,972    $   28,080,638
                                                                                 ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                   (UNAUDITED)

                                              Three months ended March 31,
                                              ----------------------------
                                                  2005            2004
                                              ------------    ------------


Product revenue                               $    171,982    $     45,775
Royalty revenue                                          0         250,000
                                              ------------    ------------
    Net revenues                                   171,982         295,775

Cost of goods sold                                 261,724          48,085
                                              ------------    ------------
Gross margin                                       (89,742)        247,690
                                              ------------    ------------


Research and development expenses                2,921,674       2,976,668
Marketing and selling expenses                     989,970         262,342
General and administrative expenses              1,536,446       1,034,581
                                              ------------    ------------
     Total operating expenses                    5,448,090       4,273,591
                                              ------------    ------------

Investment income                                   33,591          53,278
                                              ------------    ------------

Loss from continuing operations                 (5,504,241)     (3,972,623)

Loss from discontinued operations                        0      (1,389,638)
                                              ------------    ------------

Net loss                                        (5,504,241)     (5,362,261)

Unrealized loss on securities                       (3,715)         (1,034)
                                              ------------    ------------

Comprehensive loss                            $ (5,507,956)   $ (5,363,295)
                                              ============    ============

Basic and diluted net loss per common share
  Continuing operations                       $      (0.30)   $      (0.22)
  Discontinued operations                             0.00           (0.08)
                                              ------------    ------------
Total                                         $      (0.30)   $      (0.30)
                                              ============    ============



   The accompanying notes are an integral part of these financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                ----------------------------
                                                                                    2005            2004
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $ (5,504,241)   $ (5,362,261)
                                                                                ------------    ------------
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                  801,311         796,117
        Amortization of discounts on investments                                       7,577          13,386
        Provision for obsolete inventories                                            67,940          75,000
        Stock compensation                                                           200,000         200,000
        Loss on disposal of equipment                                                  8,707             635
      Changes in operating assets and liabilities:
        Accounts receivable, net                                                     110,884        (143,738)
        Inventories                                                                 (156,236)       (580,611)
        Prepaid, interest receivable and other assets                                 66,885         (68,109)
        Accounts payable and accrued expenses                                       (570,591)      1,666,162
        Deferred revenue                                                             187,077        (200,756)
                                                                                ------------    ------------
         Total adjustments                                                           723,554       1,758,086
                                                                                ------------    ------------
         Net cash used in operating activities                                    (4,780,687)     (3,604,175)
                                                                                ------------    ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of investments                                             300,000         300,000
  Purchases of property and equipment                                               (177,377)       (223,417)
   Payments for patent costs                                                        (268,460)       (152,221)
                                                                                ------------    ------------
         Net cash used in investing activities                                      (145,837)        (75,638)
                                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock and warrants, net                       20,236,804               0
                                                                                ------------    ------------
                Net cash provided by financing activities                         20,236,804               0
                                                                                ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              15,310,280      (3,679,813)

CASH AND CASH EQUIVALENTS, beginning of period                                     6,434,901      17,467,875
                                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                                        $ 21,745,181    $ 13,788,062
                                                                                ============    ============


   The accompanying notes are an integral part of these financial statements.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.    ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements of ParkerVision, Inc. and subsidiary (the "Company", or "ParkerVision") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

      These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 2004. There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2004.

      Consolidated Statements of Cash Flows The Company paid no cash for income taxes or interest for the three periods ended March 31, 2005 and 2004. Unrealized losses on investments for the three month periods ended March 31, 2005 and 2004 were $3,715 and $1,034, respectively. In connection with the private placement of 2,880,000 shares of the Company's common stock on March 10, 2005, the Company issued warrants to purchase 720,000 shares of common stock. These warrants were recorded their estimated fair value of approximately $3.1 million. (see Note 6).

      Warranty Costs The Company warrants its products against defects in workmanship and materials for approximately one year. Estimated costs related to warranties are accrued at the time of revenue recognition and are included in cost of sales. The warranty obligations related to the Company's PVTV and camera products were transferred to Thomson upon sale of the assets of the video business unit (see Note 8). For the three-month period ended March 31, 2005, warranty expenses were $1,363. For the three-month period ended March 31, 2004, warranty expenses from discontinued operations were $10,291.

      A reconciliation of the changes in the aggregate product warranty liability for the three-month periods ended March 31, 2005 and 2004 are as follows:

                                                                 Warranty Reserve
                                                                  Debit (Credit)
                                                          ----------------------------
                                                            March 31,      March 31,
                                                              2005            2004
                                                          ------------    ------------
Balance at the beginning of the period                    $     (4,853)   $   (199,084)
Accruals for warranties issued during the period                (1,363)        (10,291)
Settlements made (in cash or in kind) during the period
                                                                     0           2,261
                                                          ------------    ------------
Balance at the end of the period                          $     (6,216)   $   (207,114)
                                                          ============    ============

      The extended service and support contract obligations related to the Company's PVTV products were transferred to Thomson upon sale of the assets of the video business unit (see Note 8). The Company no longer provides extended service and support contracts on its current products. A reconciliation of the changes in the aggregate deferred revenue from extended service contracts for the three-month period ended March 31, 2004 is as follows:

                                           Deferred Revenue from
                                         Extended Service Contracts
                                        ------------------------------
                                                   March 31,
                                                     2004
                                                  ----------
Balance at the beginning of the period            $ (561,584)
Accruals for contracts issued during the period     (113,300)
Revenue recognized during the period                 143,452
                                                  ----------
Balance at the end of the period                  $ (531,432)
                                                  ==========

      Revenue Recognition. Revenue from products sales is generally recognized at the time the product is shipped, provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the sales price is fixed or determinable and collection of the receivable is reasonably assured. The Company sells its products primarily through retail distribution channels, with limited sales direct to end users through its own website and direct value added resellers. Retail distributors are generally given business terms that allow for the return of unsold inventory. In addition, the Company offers a 30-day money back guarantee on its products. With regard to sales through a distribution channel where the right to return unsold product exists, the Company recognizes revenue on a sell-through method utilizing information provided by the distribution channel. At March 31, 2005 and December 31, 2004, the Company had deferred revenue from product sales in the distribution channel of $594,480 and $407,403, respectively. In addition, since the Company does not have sufficient history with sales of this nature to establish an estimate of expected returns, it has recorded a return reserve in the amount of 100% of product sales within the 30-day guarantee period.

      In addition to the reserve for sales returns, gross revenue is reduced for price protection programs, customer rebates and cooperative marketing expenses deemed to be sales incentives to derive net revenue. For the three-month periods ended March 31, 2005 and 2004, net revenue was reduced for cooperative marketing costs in the amount of $29,267 and $24,500, respectively.

      Accounting for Stock-Based Compensation.
      At March 31, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. For employee stock option grants, no stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", to stock-based employee compensation.

                                                                 Three months ended
                                                            ----------------------------
                                                              March 31,       March 31,
                                                                2005            2004
                                                            ------------    ------------
Net loss, as reported                                       $ (5,504,241)   $ (5,362,261)
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                    (1,613,836)     (2,885,245)
                                                            ------------    ------------
Pro forma net loss                                            (7,118,077)     (8,247,506)
                                                            ============    ============
Basic and diluted net loss per common share:  As reported   $       (.30)   $       (.30)
                                                            ============    ============
                   Pro forma                                $       (.38)           (.46)
                                                            ============    ============

    Recent Accounting Pronouncements
    On December 16, 2004 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)). FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS
    123) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and amends FASB Statement No. 95, Statement of Cash Flows (FAS 95). The provisions of FAS 123(R) apply to awards that are granted, modified, or settled at the beginning of the interim or annual reporting period that starts after December 31, 2005. The Company will adopt FAS 123(R) effective January 1, 2006 on a modified prospective basis without restatement of prior years. The Company has determined that FAS 123(R) will have a substantial impact on the financial statements of the Company due to its requirement to expense the fair value of employee stock options and other forms of stock-based compensation in the Company's Consolidated Statement of Operations, thereby decreasing income and earnings per share. The Company is currently evaluating and considering the financial accounting, income tax, and internal control implications of FAS 123(R) and the effect that the adoption of this statement may have on its future compensation practices and its consolidated results of operations and financial position.

    Reclassifications
    Certain reclassifications have been made to the 2004 consolidated financial statements in order to conform to the 2005 presentation.

2. LOSS PER SHARE

     Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended March 31, 2005 and 2004 is 18,552,594 and 17,959,504, respectively.
     The total number of options and warrants to purchase 7,422,340 and 7,077,127 shares of common stock that were outstanding at March 31, 2005 and 2004, respectively, were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive due the net loss for the periods.

3.   INVENTORIES:

     Inventories consist of the following:

                                                               March 31, 2005      December 31, 2004
                                                              -----------------    -------------------
              Purchased materials                                $1,767,970            $ 1,837,364
            Work in process                                          99,704                165,709
              Finished goods                                      1,123,070                831,435
                                                              -----------------    -------------------
                                                                  2,990,744              2,834,508
              Less allowance for inventory obsolescence            (276,685)              (208,745)
                                                              -----------------    -------------------
                                                                 $2,714,059            $ 2,625,763
                                                              =================    ===================

4. OTHER ASSETS:

     Other assets consists of the following:

                                                          March 31, 2005
                                  ----------------------------------------------------------------
                                    Gross Carrying          Accumulated
                                        Amount             Amortization            Net Value
                                  -------------------    ------------------    -------------------
    Patents and copyrights               $10,754,625           $(2,597,590)         $  8,157,035
    Prepaid licensing fees                 2,405,000            (1,193,667)            1,211,333
    Other intangible assets                  841,140              (186,920)              654,220
    Prepaid services, non
      current portion                        200,000              (200,000)                    0
    Deposits and other                       608,584                     0               608,584
                                  -------------------    ------------------    -------------------
                                         $14,809,349           $(4,178,177)          $10,631,172
                                  ===================    ==================    ===================


                                                         December 31, 2004
                                  ----------------------------------------------------------------
                                    Gross Carrying          Accumulated
                                        Amount             Amortization            Net Value
                                  -------------------    ------------------    -------------------
    Patents and copyrights             $10,486,165          $(2,462,477)          $  8,023,688
    Prepaid licensing fees               2,405,000           (1,029,250)             1,375,750
    Other intangible assets                841,140             (116,825)               724,315
    Prepaid services, non
      current portion                      200,000                    0                200,000
    Deposits and other                     590,264                    0                590,264
                                  -------------------    ------------------    -------------------
                                       $14,522,569          $(3,608,552)           $10,914,017
                                  ===================    ==================    ===================


5. STOCK OPTIONS

     For the three months ended March 31, 2005 the Company granted stock options under the 2000 Performance Equity Plan (the "2000 Plan") in connection with hiring and retention of employees to purchase an aggregate of 71,000 shares of its common stock at exercise prices ranging from $6.79 to $11.86 per share. The options granted vest ratably over five years and expire five years from the date they become vested.

     As of March 31, 2005 options to purchase 1,398,190 shares of common stock were available for future grants under the 2000 Plan.


6. STOCK AUTHORIZATION AND ISSUANCE

      On March 14, 2005, ParkerVision consummated the sale of an aggregate of 2,880,000 shares of common stock and warrants to purchase an additional 720,000 shares of common stock to a limited number of institutional and other investors (the "Investors") in a private placement transaction pursuant to offering exemptions under the Securities Act of 1933 for net proceeds of $20.2 million. The shares represent 14% of the Company's outstanding common stock on an after-issued basis. Each warrant had an estimated fair value of $6.29. The fair value was estimated as of the date of the transaction using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.15%, no expected dividend yield, expected life of five years and expected volatility of 80.59%. The warrants were recorded in equity at their relative fair value based on an allocation of gross proceeds obtained. The warrants are immediately exercisable at an exercise price of $9.00 per share and expire on March 10, 2010.

      Under the terms of the private placement transaction, the Company is required to file and maintain an effective registration statement for the shares of common stock, including the shares underlying the warrants. In the event that the Company's registration statement is not effective by June 8, 2005, or the registration statement becomes effective and subsequently ceases to be effective for a period of thirty consecutive days, or greater than sixty non consecutive days in a twelve month period, the Company is obligated to pay liquidated damages to the Investors. The liquidated damages are calculated as 1% of the purchase price paid by the Investors for each thirty day period in which the registration statement in not in effect, for a maximum of 10% of the purchase price paid, or $2,160,000. In the event that the registration statement becomes effective and then subsequently ceases to be effective, the liquidated damages are only payable relative to the shares of common stock still held by the Investors.

7.  WARRANTS

     In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrants issued in conjunction with the private placement on March 14, 2005 (Note 6) were classified as equity on the issuance date.

8. DISCONTINUED OPERATIONS

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

      The Company recognized a gain on the sale of discontinued operations in 2004 of $11,220,469 which is net of losses on the disposal of remaining assets related to the video operations of $598,088. The net loss on disposal of the remaining video assets included a write down of inventory of $594,609, a loss on the disposal of property and equipment of $83,983, net of accumulated depreciation of $2,316,294, and a gain from the recovery of previously reserved accounts receivable of $80,504.

      The Company agreed not to compete with the business of the video division for five years after the closing date. The Company also agreed not to seek legal recourse against Thomson in respect of its intellectual property that was transferred or should have been transferred if used in connection with the video operations. Thomson was granted a license to use the "ParkerVision" name for a limited time in connection with the transition of the video business to the integrated operations of Thomson.

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

      Net loss from discontinued operations for the three month period ended March 31, 2004 includes the following components:

                                                                    Three month period ended
                                                                         March 31, 2004
                                                              ---------------------------------
       Net revenues                                                       $ 1,157,970
       Cost of goods sold and operating expenses                           (2,547,608)
                                                              ---------------------------------
       Loss from discontinued operations                                  $(1,389,638)
                                                              =================================

9. LEGAL PROCEEDINGS

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


Results of Operations for the Three-Month Periods Ended March 31, 2005 and 2004
-------------------------------------------------------------------------------

Revenues

Product revenue for the three-month periods ended March 31, 2005 and 2004 were $171,982 and $45,775, respectively, representing sales of wireless consumer products. These revenues are net of cooperative marketing costs for the three-month periods ended March 31, 2005 and 2004 of $29,267 and $24,500, respectively. For the three-month period ended March 31, 2004, the Company also recognized a one-time, previously deferred royalty payment of $250,000 upon termination of a licensing agreement.

In the first quarter of 2004, the Company's wireless product sales channel consisted of direct web sales and a single e-retailer relationship. During the third quarter of 2004 the Company began expanding its product distribution to additional retail outlets. The Company currently has products in over 300 retail storefronts and multiple e-retailer sites. The increase in product revenues from the first quarter in 2004 to the same period in 2005 is due to the addition of these retail outlets throughout the year in 2004.

The Company's ability to increase revenues is dependent upon the rate at which the Company is able to introduce new products, secure additional distribution channels, increase brand recognition and customer demand for its products and sufficiently increase production volumes to meet such demand. The Company has chosen to maintain a narrow retail distribution channel to date and is currently evaluating its retail expansion strategy. The Company's longer term business plan includes the sale of chips, chipsets and/or modules to OEM customers for integration into their own products. To date, the Company has generated no revenue from OEM channels. There can be no assurance that the Company will be able to increase its current level of revenues on a quarterly or annual basis in the future.

Gross Margin

The gross margins for products and royalties for the three-month periods ending March 31, 2005 and 2004 were as follows:

       Three Month Period Ended March 31,
            -----------------------
               2005         2004
            ----------   ----------
Products    $  (89,742)  $   (2,310)
Royalties            0      250,000

In the first quarter of 2004, the Company's product revenues were offset by cooperative marketing costs of $24,500 resulting in negative gross margins. These high marketing costs in relation to overall product revenue were due to marketing programs to launch initial product sales through an e-retail outlet. In addition, the Company's margin was impacted by start up production costs on initial production inventory.

In the fourth quarter of 2004, the Company recorded a writedown on its certain of its wireless product inventory to reduce it to net realizable value. As a result, the Company anticipated selling this inventory at zero margin in the first half of 2005. The Company's negative gross margin in the first quarter of 2005 is primarily due to an increase in inventory reserves resulting from performance yields on certain in process inventories tested during the first quarter of 2005.

The margin recognized on royalty revenues in the first quarter of 2004 was due to the recognition of a one-time, previously deferred prepaid royalty in connection with the termination of the related licensing agreement.

The Company anticipates that zero or possibly even negative gross margins will continue through the second quarter of 2005 as the Company sells through its inventory that has been reduced to its net realizable value. The Company believes its next generation products - which may include chips, chipsets, modules, or complete branded products - can be produced at significantly lower manufactured cost as a percentage of revenue. Future gross margins, however, may be negatively impacted by many factors including competitive sales price reductions, fluctuating component costs, production yields, start up costs associated with new product production, and channel marketing costs which are netted against revenue from retail channels. In addition, to the extent that the Company is unable to increase sales volume of its products, additional write downs of inventory may result.

Research and Development Expenses
The Company's research and development expenses for the three-month period ended March 31, 2005 were $2,921,674 as compared to $2,976,668 for the same period in 2004. The decrease for the three-month period of $54,994, was due to a decrease in outsourced design work and a decrease in prototype foundry expenses from the first quarter of 2005 to the same period in 2004, largely due to timing of projects and prototype foundry runs. These decreases were somewhat offset by an increase in the allocation of production overhead costs for use of the manufacturing facility for prototype product development in the first quarter of 2005 and an increase in amortization expense due to increases in patent costs and intangible research and development assets.

Marketing and Selling Expenses
Marketing and selling expenses for the three-month period ended March 31, 2005 were $989,970 as compared to $262,342 for the same period in 2004. The increase for the three-month period of $727,628 was primarily due to increases in advertising and retail market launch expenses to promote the Company's wireless products and also the addition of marketing, sales and customer support personnel to support such products. The Company anticipates marketing and selling expenses to increase in relation to increases in future revenues.

General and Administrative Expenses
General and administrative expenses for the three month period ended March 31, 2005 were $1,536,446 as compared to $1,034,581 for the same period in 2004. The increase for the three-month period of $501,865 was primarily due to increases in corporate outside professional fees and personnel costs, executive travel and Board compensation, offset somewhat by decreases in corporate insurance costs. The increase in professional fees incurred is largely due to fees from the Company's independent auditors related to the Company's 2004 year-end audit, which for the first time included an internal control evaluation as required by
Section 404 of the Sarbanes Oxley Act of 2002.


Investment Income
Investment income consists of interest earned on the Company's investments and net gains recognized on the sale of investments. Investment income for the three-month periods ended March 31, 2005 and 2004 was $33,591 and $53,278, respectively. The decrease of $19,687 was primarily due to the decrease in interest income due to the continued use of cash and investments to fund operations and a decline in interest rates due to a change in the mix of the Company's investment portfolio.

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

The prior year's operations of the video business unit were classified as net loss from discontinued operations when the operations and cash flows of the business unit were eliminated from ongoing operations. The prior years' operating activities for the video business unit have also been reclassified to "Net loss from discontinued operations" in the accompanying Statements of Operations.

Net loss from discontinued operations for the three-month period ended March 31, 2004 includes the following components:

                                                   Three month period ended
                                                        March 31, 2004
                                                   ------------------------
       Net revenues                                        $ 1,157,970
       Cost of goods sold and operating expenses            (2,547,608)
                                                   ------------------------
       Loss from discontinued operations                   $(1,389,638)
                                                   ========================


Loss and Loss per Share
The Company had a net loss of $5,504,241 or $0.30 per common share for the three-month period ended March 31, 2005 as compared to a net loss of $5,362,261 or $0.30 per common share for the same period in 2004, representing an increase in net loss of approximately $141,980. The loss per share remained static due to the additional 2,880,000 shares issued in conjunction with the private placement in March 2005.

The increase in net loss for the three-month period is primarily due to increases in operating expenses and the 2004 margin from a one-time royalty payment, offset by the 2004 loss from discontinued operations.

Liquidity and Capital Resources
At March 31, 2005, the Company had working capital of approximately $25.7 million including approximately $22.8 million in cash, cash equivalents and short-term investments. This represents an increase of approximately $15.2 million from working capital of $10.5 million at December 31, 2004. This increase is due to the proceeds from the private placement in March 2005 of approximately $20.2 million offset by the use of cash to fund operations of approximately $4.8 million.

The Company's ability to increase revenues is dependent upon the rate at which the Company is able to introduce new products, secure additional distribution channels, increase brand recognition and customer demand for its products and sufficiently increase production volumes to meet such demand. The Company has chosen to maintain a narrow retail distribution channel to date and is currently evaluating its retail expansion strategy. The Company's longer term business plan includes the sale of chips, chipsets and/or modules to OEM customers for integration into their own products. To date the Company has generated no revenue from OEM channels. There can be no assurance that the Company will be able to increase its current level of revenues on a quarterly or annual basis in the future.

The overall revenues for 2005 will not be sufficient to cover the operational expenses of the Company for this fiscal year. The expected continued losses and negative cash flow will continue to be funded by the use of its available working capital.

On March 14, 2005, ParkerVision received net proceeds of $20.2 million from the sale of equity securities in a private placement transaction. The Company plans to use its cash, cash equivalents and short term investments at March 31, 2005, to fund its future business plans. The Company believes that its current capital resources which include the March 2005 equity financing will be sufficient to support the Company's liquidity requirements at least through December 31, 2005. The long-term continuation of the Company's business plans is dependent upon generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient revenues, it will be required to obtain additional funding through public or private financing and/or reduce certain discretionary spending. Management believes certain operating costs could be reduced if working capital decreases significantly and additional funding is not available. In addition, the Company currently has no outstanding long-term debt obligations. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on the Company's ability to achieve its intended long-term business objectives.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk. Not
Applicable


ITEM 4. Controls and Procedures.

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

















ITEM 2.  Changes in Securities.

Sales of Unregistered Securities

                                            Consideration received and      Exemption      If option, warrant or
                                            description of underwriting     from           convertible security,
               Title of       Number        or other discounts to market    registration   terms of exercise or
Date of sale   security       sold          price afforded to purchasers    claimed        conversion
-------------- -------------- ------------- ------------------------------- -------------- --------------------------
1/1/05 to      Options to         71,000       Option granted - no              4(2)       Expire five years from
3/31/05        purchase                        consideration received by                   date vested, options
               common stock                    Company until exercise                      vest ratably over five
               granted to                                                                  years at exercise prices
               employees                                                                   ranging from $6.79 to
                                                                                           $11.86 per share

3/14/05        Common Stock    2,880,000       Received net proceeds of         4(2)       n/a
                                               $20.2 million

3/14/05        Warrants          720,000       Option granted - no              4(2)       Exercisable for five
                                               consideration received by                   years from the date of
                                               Company until exercised                     the grant at an exercise
                                                                                           price of $9.00 per share

ITEM 3.  Defaults Upon Senior Securities.  Not applicable.


ITEM 4.  Submission of Matters to a Vote of Security Holders.  Not applicable.


ITEM 5.  Other Information.  Not applicable.


ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

31.1  Section 302 Certification of Jeffery L. Parker, CEO

31.2  Section 302 Certification of Cynthia Poehlman, CFO

32.1  Section 906 Certification


(b) Reports on Form 8-K.

      1. Form 8-K, dated March 14, 2005. Item 2.02 - Results of Operations and Financial Condition. Report of press release disclosing the consummation of the private placement disclosed in Item 3.02. Item 3.02 - Unregistered Sales of Equity Secrities. Item 9.01 - Financial Statement and Exhibits.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ParkerVision, Inc.
                                           Registrant



May 13, 2005                               By: /s/Jeffrey L. Parker
                                              ---------------------
                                           Jeffrey L. Parker
                                           Chairman and Chief Executive Officer


May 13, 2005                               By: /s/Cynthia L. Poehlman
                                              -----------------------
                                           Cynthia L. Poehlman
                                           Chief Financial Officer