Form 10-Q
period 2005-06-30
PARKERVISION INC
filed 2005-08-08
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 2005, 20,900,374 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                          June 30, 2005     December 31,
                                                           (unaudited)          2004
                                                          -------------    -------------
CURRENT ASSETS:
   Cash and cash equivalents                              $  17,610,433    $   6,434,901
   Short-term investments                                     1,295,767        1,363,571
   Accounts receivable, net of allowance for doubtful
      accounts of $157,927 and $19,164 at June 30, 2005
      and December 31, 2004, respectively                       122,845          310,400
   Interest and other receivables                               247,688        1,277,497
   Inventories, net                                             403,669        2,625,763
   Prepaid expenses and other current assets                  1,503,428        1,781,595
                                                          -------------    -------------
          Total current assets                               21,183,830       13,793,727

PROPERTY AND EQUIPMENT, net                                   2,376,880        3,372,894

OTHER ASSETS, net                                             9,139,452       10,914,017
                                                          -------------    -------------
          Total assets                                       32,700,162       28,080,638
                                                          =============    =============

CURRENT LIABILITIES:
   Accounts payable                                             435,640          857,954
   Accrued expenses:
        Salaries and wages                                    1,561,319        1,130,860
        Professional fees                                        98,000          202,787
        Warranty reserves                                        37,089            4,853
        Purchase commitments                                          0          194,000
        Other accrued expenses                                  324,546          524,930
   Deferred revenue                                             830,545          407,403
                                                          -------------    -------------
          Total current liabilities                           3,287,139        3,322,787
                                                          -------------    -------------

COMMITMENTS AND CONTINGENCIES
       (Notes 7, 8, 10 and 11)                                       --               --
                                                          -------------    -------------

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares
   authorized, 20,900,374 and 18,006,324 shares
   issued and outstanding at June 30, 2005 and
   December 31, 2004, respectively                              209,004          180,063
   Warrants outstanding                                      17,693,482       14,573,705
   Additional paid-in capital                               137,693,039      120,488,205
   Accumulated other comprehensive loss                          (3,396)            (427)
   Accumulated deficit                                     (126,179,106)    (110,483,695)
                                                          -------------    -------------
          Total shareholders' equity                         29,413,023       24,757,851
                                                          -------------    -------------
          Total liabilities and shareholders' equity      $  32,700,162    $  28,080,638
                                                          =============    =============


   The accompanying notes are an integral part of these financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                     Three months ended June 30,      Six months ended June 30,
                                                    ----------------------------    ----------------------------
                                                        2005            2004            2005            2004
                                                    ------------    ------------    ------------    ------------
Product revenue                                     $    122,397    $     63,811    $    294,379    $    109,586
Royalty revenue                                                0               0               0         250,000
                                                    ------------    ------------    ------------    ------------
    Net revenues                                         122,397          63,811         294,379         359,586
                                                    ------------    ------------    ------------    ------------

Cost of goods sold                                       133,791          81,209         395,515         129,293
Write down of inventory to net realizable value        2,250,586               0       2,250,586               0
                                                    ------------    ------------    ------------    ------------
Gross margin                                          (2,261,980)        (17,398)     (2,351,722)        230,293
                                                    ------------    ------------    ------------    ------------


Research and development expenses                      3,192,260       2,399,076       6,113,934       5,375,743
Marketing and selling expenses                         1,282,668         416,013       2,272,638         678,355
General and administrative expenses                    1,805,789       1,135,148       3,333,529       2,169,729
Impairment loss and loss on disposal of equipment      1,871,490               0       1,880,196               0
                                                    ------------    ------------    ------------    ------------
     Total operating expenses                          8,152,207       3,950,237      13,600,297       8,223,827
                                                    ------------    ------------    ------------    ------------

Interest and other income                                223,017          46,572         256,608          99,848
                                                    ------------    ------------    ------------    ------------

Loss from continuing operations                      (10,191,170)     (3,921,063)    (15,695,411)     (7,893,686)

Net gain from discontinued operations
  (including gain on the disposal of
    $11,209,226 in 2004)                                       0       9,179,347               0       7,789,709
                                                    ------------    ------------    ------------    ------------

Net (loss)  income                                   (10,191,170)      5,258,284     (15,695,411)       (103,977)

Unrealized gain (loss) on securities                         746         (25,317)         (2,969)        (26,351)
                                                    ------------    ------------    ------------    ------------

Comprehensive (loss) income                         $(10,190,424)   $  5,232,967    $(15,698,380)   $   (130,328)
                                                    ============    ============    ============    ============

Basic and diluted net loss per common share
  Continuing operations                             $      (0.49)   $      (0.22)   $      (0.80)   $      (0.44)
  Discontinued operations                                   0.00            0.51            0.00            0.43
                                                    ------------    ------------    ------------    ------------
Total                                               $      (0.49)   $       0.29    $      (0.80)   $      (0.01)
                                                    ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                 Three Months Ended                Six Months Ended
                                                                        June 30,                        June 30,
                                                               ----------------------------    ----------------------------
                                                                   2005            2004            2005            2004
                                                               ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                            $(10,191,170)   $  5,258,284    $(15,695,411)   $   (103,977)
  Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
      Depreciation and amortization                                 785,041         742,129       1,586,352       1,538,246
        Amortization of discounts on investments                      7,258          10,063          14,835          23,449
        Provision for obsolete inventories                                0          20,000          67,940          95,000
        Write-down of inventory to net realizable value           2,250,586               0       2,250,586               0
        Impairment loss on other assets                           1,245,792               0       1,245,792               0
        Stock compensation                                          229,150         405,909         429,150         605,909
        Gain on sale of discontinued operations                           0     (11,209,226)              0     (11,209,226)
        Loss on disposal and impairment of equipment                625,697             640         634,404           1,275
      Changes in operating assets and liabilities, net of
        disposition in 2004:
        Accounts receivable, net                                     76,671         338,022         187,555         194,284
        Inventories                                                  59,804      (1,559,721)        (96,432)     (2,140,332)
        Prepaid expenses, interest receivable and other
             assets                                               1,417,748         601,395       1,484,633         533,286
        Accounts payable and accrued expenses                       111,801      (1,386,578)       (458,790)        279,584
        Deferred revenue                                            236,065         249,349         423,142          48,593
                                                               ------------    ------------    ------------    ------------
         Total adjustments                                        7,045,613     (11,788,018)      7,769,167     (10,029,932)
                                                               ------------    ------------    ------------    ------------
         Net cash used in operating activities                   (3,145,557)     (6,529,734)     (7,926,244)    (10,133,909)
                                                               ------------    ------------    ------------    ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity/sale of investments                             0         500,000         300,000         800,000
   Purchase of investments                                         (250,000)              0        (250,000)              0
  Proceeds from sale of video business unit assets and other
     property and equipment                                               0      10,903,939               0      10,903,939
  Purchases of property and equipment                              (302,058)       (199,210)       (479,435)       (422,627)
   Payments for patent costs                                       (437,133)       (230,369)       (705,593)       (382,590)
                                                               ------------    ------------    ------------    ------------
         Net cash (used in) provided by investing activities       (989,191)     10,974,360      (1,135,028)     10,898,722
                                                               ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                 0               0      20,236,804               0
                                                               ------------    ------------    ------------    ------------
                Net cash provided by financing activities                 0               0      20,236,804               0
                                                               ------------    ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                 (4,134,748)      4,444,626      11,175,532         764,813

CASH AND CASH EQUIVALENTS, beginning of period                   21,745,181      13,788,062       6,434,901      17,467,875
                                                               ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                       $ 17,610,433    $ 18,232,688    $ 17,610,433    $ 18,232,688
                                                               ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.    ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements of ParkerVision, Inc. and subsidiary (the "Company", or "ParkerVision") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

      These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 2004. There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2004.

      Consolidated Statements of Cash Flows. The Company paid no cash for income taxes or interest for the three or six-month periods ended June 30, 2005 and 2004. Unrealized gains (losses) on investments for the three and six month periods ended June 30, 2005 were $746 and $(2,969), respectively, and $(25,317) and $(26,351), respectively, for the same periods in 2004. In connection with the private placement of 2,880,000 shares of the Company's common stock on March 10, 2005, the Company issued warrants to purchase 720,000 shares of common stock. These warrants were recorded at their estimated fair value of approximately $3.1 million (see Note 8). On April 12, 2005, the Company issued options, valued at approximately $146,000, under the terms of the 2000 Performance Equity Plan as consideration for professional services (see Note 7). On May 14, 2004, the Company issued restricted common stock, valued at approximately $206,000, under the terms of the 2000 Performance Equity Plan to former employees as part of the severance package pertaining to the discontinued operations of the video business unit (see Note 10).

      Warranty Costs
      The Company warrants its products against defects in workmanship and materials for approximately one year. Estimated costs related to warranties are accrued at the time of revenue recognition. The warranty obligations related to the Company's PVTV and camera products were transferred to Thomson upon sale of the assets of the video business unit (see Note 10). For the three and six month periods ended June 30, 2005, warranty expenses were $30,873 and $32,236, respectively. For the three and six month periods ended June 30, 2004, warranty expenses were $2,064 and $12,355, respectively, of which $1,212 and $10,587, respectively, were included in discontinued operations.

      A reconciliation of the changes in the aggregate product warranty liability for the three and six-month periods ended June 30, 2005 are as follows:

                                                                                       Warranty Reserve
                                                                                         Debit (Credit)
                                                                     ------------------------------------------------------
                                                                     Three months ended June        Six month ended June
                                                                             30, 2005                     30, 2005
                                                                     -------------------------    -------------------------
     Balance at the beginning of the period                                  $  (6,216)                   $  (4,853)
     Accruals for warranties issued during the period                          (30,873)                     (32,236)
     Settlements made (in cash or in kind) during the period
                                                                                     0                            0
                                                                     -------------------------    -------------------------
     Balance at the end of the period                                        $ (37,089)                   $ (37,089)
                                                                     =========================    =========================

      The extended service and support contract obligations related to the Company's PVTV products were transferred to Thomson upon sale of the assets of the video business unit (see Note 10). The Company no longer provides extended service and support contracts on its current products. A reconciliation of the changes in the aggregate deferred revenue from extended service contracts for the three and six month periods ended June 30, 2004 is as follows:

                                                                   Deferred Revenue from Extended Service Contracts
                                                                 -----------------------------------------------------
                                                                   Three months ended            Six months ended
                                                                      June 30, 2004               June 30, 2004
                                                                 ------------------------    -------------------------
Balance at the beginning of the period                                    $(531,432)                    $(561,584)
Accruals for contracts issued during the period                             (16,575)                     (129,875)
Revenue recognized during the period                                         92,976                       236,428
Reduction as a result of discontinued operations                            455,031                       455,031
                                                                 ------------------------    -------------------------
Balance at the end of the period                                     $            0                $            0
                                                                 ========================    =========================

      Revenue Recognition.
      Revenue from products sales is generally recognized at the time the product is shipped, provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the sales price is fixed or determinable and collection of the receivable is reasonably assured. The Company's product revenue for 2005 and 2004 relates primarily to products sold through retail distribution channels, with limited sales direct to end users through the Company's own website and direct value added resellers. Retail distributors are generally given business terms that allow for the return of unsold inventory. In addition, the Company offers a 30-day money back guarantee on its products. With regard to sales through a distribution channel where the right to return unsold product exists, the Company recognizes revenue on a sell-through method utilizing information provided by the distribution channel. At June 30, 2005 and December 31, 2004, the Company had deferred revenue from product sales in the distribution channel of $830,545 and $407,403, respectively. In addition, since the Company does not have sufficient history with sales of this nature to establish an estimate of expected returns, it has recorded a return reserve in the amount of 100% of product sales within the 30-day guarantee period.

      In addition to the reserve for sales returns, gross product revenue is reduced for price protection programs, customer rebates and cooperative marketing expenses deemed to be sales incentives to derive net revenue. For the three and six month periods ended June 30, 2005, net revenue was reduced for cooperative marketing costs in the amount of $7,515 and $36,782, respectively. For the three and six month periods ended June 30, 2004, net revenue was reduced for cooperative marketing costs in the amount of $42,000 and $66,500, respectively.

      Accounting for Stock-Based Compensation.
      At June 30, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. For non-employee stock option grants, the Company applies the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", ("FAS 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148"). For employee stock option grants, no stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123, as amended by FAS 148, to stock-based employee compensation.

                                                Three months ended                         Six months ended
                                        ------------------------------------    ---------------------------------------
                                            June 30,          June 30,              June 30,            June 30,
                                              2005              2004                  2005                2004
                                        ----------------- ------------------    ------------------ --------------------
    Net income (loss), as reported         $(10,191,170)       $5,258,284          $(15,695,411)     $  (103,977)
    Deduct:  Total stock-based
    employee compensation expense
    determined under fair value
    method, net of related tax effects
                                             (1,900,838)       (2,823,186)           (3,495,982)        (5,708,431)
                                        ----------------- ------------------    ------------------ --------------------
    Pro forma net loss                     $(12,092,008)       $2,435,098          $(19,191,393)       $(5,812,408)
                                        ================= ==================    ================== ====================
    Basic and diluted net loss per
    share:  As reported                         $(0.49)            $0.29                $(0.80)                $(.01)
                                        ================= ==================    ================== ====================
    Pro forma                                   $(0.58)            $0.14                $(0.97)                $(.32)
                                        ================= ==================    ================== ====================

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

2.    COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITY

      On June 23, 2005 the Company's Board of Directors unanimously approved management's decision to exit its retail business activities. On June 28, 2005 the Company formally announced its exit plan and terminated 44 employees whose roles were related to retail business activities. As of June 30, 2005, termination benefits of approximately $575,000 were accrued and charged to expense in the consolidated statement of operations including $488,000 related to research and development and prototype manufacturing personnel, $74,000 related to sales and marketing personnel and $13,000 related to general and administrative personnel. None of these accrued termination benefits were paid as of June 30, 2005. Sales and marketing expense also includes approximately $40,000 of accrued liabilities related to retail contract terminations at June 30, 2005.

      In addition to termination benefits, the Company recognized impairment charges on certain long-lived assets related to its retail activities. These charges include impairment of prepaid license fees of approximately $662,000, impairment of other intangible assets of approximately $584,000 and impairment of fixed assets, primarily the manufacturing and prototype facility assets, of approximately $626,000. These impairment charges are included as impairment loss in the consolidated statement of operations.

      The Company is in the process of reclaiming unsold inventory from its retail outlets and distributors and plans to sell its remaining inventory to one or more wholesalers. As a result, the Company has reduced the carrying value of its inventories to their estimated net realizable value as of June 30, 2005. This reduction resulted in a net realizable value charge of approximately $2,251,000 which has been included as a separate component of cost of goods sold in the consolidated statement of operations.

3.    LOSS PER SHARE

      Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended June 30, 2005 and 2004 are 20,900,374 and 17,983,686, respectively. The weighted average number of common shares outstanding for the six-month periods ended June 30, 2005 and 2004 are 19,732,970 and 17,971,662, respectively. The total number of options and warrants to purchase 6,466,865 and 7,226,127 shares of common stock were outstanding at June 30, 2005 and 2004, respectively, were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

4.    INVESTMENTS

      At June 30, 2005 and December 31, 2004, short-term investments included investments classified as available-for-sale reported at their fair value based on quoted market prices of $1,045,767 and $1,363,571, respectively. Short term investments at June 30, 2005 also included a certificate of deposit reported at cost of $250,000. The certificate of deposit, which expires in November 2005, was purchased to secure a standby letter of credit with one of the Company's retailers for purposes of guaranteeing payments on customer rebate programs.

5.    INVENTORIES:

     Inventories consist of the following:

                                                               June 30,             December 31,
                                                                2005                   2004
                                                         ------------------    -------------------
    Purchased materials                                       $100,009              $1,837,364
    Work in process                                                  0                 165,709
    Finished goods                                             303,660                 831,435
                                                         ------------------    -------------------
                                                               403,669               2,834,508
    Less allowance for inventory obsolescence                        0                (208,745)
                                                         ------------------    -------------------
                                                              $403,669              $2,625,763
                                                         ==================    ===================

    On June 28, 2005, the Company announced its plans to exit its retail business activities (see Note 2). The Company is in the process of reclaiming unsold inventory from its retail outlets and distributors and plans to sell its remaining inventory to one or more wholesalers. As a result, the Company has reduced the carrying value of its inventories by $2,250,586 to its estimated net realizable value as of June 30, 2005. This charge has been included as a separate component of cost of goods sold in the consolidated statement of operations.

6.    OTHER ASSETS:

     Other assets consist of the following:

                                                           June 30, 2005
                                  ----------------------------------------------------------------
                                    Gross Carrying          Accumulated
                                        Amount             Amortization            Net Value
                                  -------------------    ------------------    -------------------
    Patents and copyrights               $11,191,758           $(2,738,761)           $8,452,997
    Prepaid licensing fees                   705,000              (319,750)              385,250
    Other intangible assets                        0                     0                     0
    Prepaid services, non
      current portion                        200,000              (200,000)                    0
    Deposits and other                       301,205                     0               301,205
                                  -------------------    ------------------    -------------------
                                         $12,397,963           $(3,258,511)           $9,139,452
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
                                  ===================    ==================    ===================

      On June 28, 2005, the Company announced its plans to exit its retail business activities (see Note 2). As a result of this action, certain prepaid license fees and other intangible assets became impaired. Impairment charges of $661,667 and $584,125 related to prepaid license fees and other intangibles, respectively, have been included as impairment loss in the consolidated statement of operations.


7.    STOCK OPTIONS

      For the three months ended June 30, 2005, the Company granted stock options under the 2000 Performance Equity Plan (the "2000 Plan") in connection with hiring and retention of employees to purchase an aggregate of 16,000 shares of its common stock at exercise prices ranging from $4.77 to $6.00 per share vesting ratably over five years and expire five years from the date they become vested. The Company also granted stock options under the 2000 Plan to the independent, outside directors of the Company to purchase an aggregate of 60,000 shares of its common stock at an exercise price of $4.22 per share. These options vested immediately and expire ten years from the date they became vested.

      On April 12, 2005 the Company granted stock options to an outside consultant under the 2000 Plan in connection with a consulting agreement to purchase an aggregate of 40,000 shares of its common stock at an exercise price of $7.55 per share. The first 20,000 options vest ratably over fifteen months. The remaining 20,000 options vest if certain market conditions are met. These options expire thirty-six months from the date they become vested. The total fair value of these options of approximately $146,000 was estimated as of the date of the transaction using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.86%, no expected dividend yield, expected life of three years and expected volatility of 81.86%. The estimated fair value of the options will be amortized to expense in the Company's consolidated statement of operations over the term of the contract.

      As of June 30, 2005 options to purchase 1,494,920 shares of common stock were available for future grants under the 2000 Plan.


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

      Under the terms of the private placement transaction, the Company is required to file and maintain an effective registration statement for the shares of common stock, including the shares underlying the warrants. In the event that the registration statement becomes effective and subsequently ceases to be effective for a period of thirty consecutive days, or greater than sixty non consecutive days in a twelve month period, the Company is obligated to pay liquidated damages to the Investors. The liquidated damages are calculated as 1% of the purchase price paid by the Investors for each thirty day period in which the registration statement in not in effect, for a maximum of 10% of the purchase price paid, or $2,160,000. In the event that the registration statement ceases to be effective, the liquidated damages are only payable relative to the shares of common stock still held by the Investors.

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


9.    WARRANTS

      In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrants issued in conjunction with the private placement on March 14, 2005 (Note 8) were classified as equity on the issuance date.

10.   DISCONTINUED OPERATIONS

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

      The sales price of the assets was approximately $13.4 million, which included $11.25 million paid at closing, a $0.9 million price adjustment paid in July 2004 and a $1.25 million price holdback payable in May 2005. The price adjustment represents the net book value of assets and liabilities sold, excluding intangible assets. The price holdback represents a portion of the sales price held by Thomson to indemnify Thomson against breaches of the Company's continuing obligations and its representations and warranties. In May 2005, Thomson paid the Company approximately $1.1 million representing the price holdback, including interest, less approximately $215,000 for claims made against the Company's indemnification obligations. The Company has disputed these claims as unfounded and does not believe a loss is probable.

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

      The operations of the video business unit were classified as discontinued operations when the operations and cash flows of the business unit were eliminated from ongoing operations. The prior years' operating activities for the video business unit have also been reclassified to "Loss from discontinued operations" in the accompanying consolidated statement of operations.

     Discontinued operations for the three and six month periods below include the following components:

                                                            Three Month Period Ended      Six Month Period Ended
                                                            --------------------------    -----------------------
                                                                  June 30, 2004               June 30, 2004
                                                            --------------------------    -----------------------
     Net revenues                                                     $    349,694               $ 1,507,664
     Cost of goods sold and operating expenses                          (2,379,573)               (4,927,181)
                                                            --------------------------    -----------------------
     Net loss from operations                                           (2,029,879)               (3,419,517)
     Gain on sale of assets                                             11,209,226                11,209,226
                                                            --------------------------    -----------------------
     Gain (loss) from  discontinued operations                         $ 9,179,347               $ 7,789,709
                                                            ==========================    =======================


11.   LEGAL PROCEEDINGS

      The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

12.   LIQUIDITY AND CAPITAL RESOURCES

      In June 2005, the Company announced its decision to exit its retail business activities and continue its pursuit of a business strategy as a fabless semiconductor company. The Company does not anticipate generating revenue from its original equipment manufacturer ("OEM") activities in 2005 and furthermore expects that its retail product related revenue will cease by the end of the third quarter of 2005. The Company's ability to generate future revenues is dependent upon the rate at which the Company is able to secure OEM design wins and produce integrated circuits ("IC's") to OEM specifications.

      The overall revenues for 2005 will not be sufficient to cover the operational expenses of the Company for this fiscal year. The expected losses and negative cash flow will continue to be funded by the use of available working capital. At June 30, 2005, the Company had working capital of approximately $17.9 million including approximately $18.9 million in cash, cash equivalents and short-term investments. The Company believes that its current capital resources will be sufficient to support the Company's liquidity requirements at least through the first half of 2006. The long-term continuation of the Company's business plans is dependent upon generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient revenues, it will be required to obtain additional funding through public or private financing and/or reduce certain discretionary spending. Management believes certain operating costs could be reduced if working capital decreases significantly and additional funding is not available. Management also believes it has the potential to collect non recurring engineering charges and/or advance payments for custom designed products from OEM prospective customers to offset certain product development expenses. In addition, the Company currently has no outstanding long-term debt obligations. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on the Company's ability to achieve its intended long-term business goals.




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



Results of Operations for Each of the Three and Six-Month Periods Ended June 30, 2005 and 2004

General

On June 28, 2005 the Company announced its plan to exit its retail business activities and continue its pursuit of an OEM business strategy as a pure-play fabless semiconductor company. The Company's decision to exit its retail activities was precipitated by increased interest from OEM prospects in the Company's core wireless technologies. Management determined that the investment required to increase brand awareness, expand product offerings and expand the distribution channel for retail products would detract from the Company's ability to capitalize on OEM opportunities.

Exiting the retail business resulted in charges to the Company's second quarter operating results totaling approximately $4,738,000. These charges include aggregate termination benefits for 44 employees of approximately $575,000, impairment charges related to long-lived assets of approximately $1,872,000, charges of approximately $2,251,000 to reduce inventories to their net realizable value and other miscellaneous charges of approximately $40,000. Approximately $4,123,000 of the second quarter charges represents non-cash charges.

The Company plans to reclaim unsold product inventory from the distribution channel and liquidate its raw materials and finished product inventory through wholesale channels. The Company also plans to liquidate its manufacturing and prototype facility assets and other property and equipment utilized in the retail business activities. These assets have been reduced to their expected recovery value as of June 30, 2005. The Company anticipates substantial completion of its retail exit activities by the end of the third quarter of 2005.

The exit from retail activities is expected to reduce the Company's future operating expenses by approximately $1.5 million each quarter and future cash usage is expected to be reduced by approximately $1.0 million each quarter. These reductions are primarily a result of reduced personnel costs, elimination of retail marketing costs and reduced depreciation and amortization expense for impaired assets. These quarterly reductions may be somewhat offset by future increases in operating expenses and cash usage related to OEM product development and marketing.

Revenues

Product revenues for the three and six month periods ended June 30, 2005 and 2004 represent sales of wireless consumer products. Product revenues for the three and six month periods ended June 30, 2005 were $122,397 and $294,379 respectively. These revenues are net of cooperative marketing costs of $7,515 and $36,782, respectively. Product revenues for the three and six month periods ended June 30, 2004 were $63,811 and $109,586 respectively. These revenues are net of cooperative marketing costs for the three and six month periods ended June 30, 2004 of $42,000 and $66,500, respectively. In the first quarter of 2004, the Company also recognized a one-time, previously deferred royalty payment of $250,000 upon termination of a licensing agreement.

In the first half of 2004, the Company's wireless product sales channel consisted of direct web sales and a single e-retailer relationship. During the third quarter of 2004 the Company began expanding its product distribution to additional retail outlets. The increase in product revenues from the three and six month periods in 2004 to the same periods in 2005 is due to the addition of these retail outlets throughout the year in 2004, offset somewhat by customer rebate programs during the second quarter of 2005 which are netted against revenues.

The Company anticipates continuing revenues from its retail products through the third quarter of 2005 as the remaining product inventory is sold through existing and wholesale distribution channels. The Company is actively pursuing OEM design opportunities for its ICs but does not anticipate generating revenue from sales of its ICs in 2005.

Gross Margin

The gross margins for products and royalties for the three and six-month periods were as follows:


                                 June 30, 2005             June 30, 2004
                              ---------------------     ---------------------
Products
  Three month period              $(2,261,980)                 $ (17,398)
   Six month period               $(2,351,722)                 $ (19,707)

Royalties
   Three month period             $         0                  $       0
   Six month period               $         0                  $ 250,000

As a result of the Company's decision to exit its retail business activities, the Company's product margins in 2005 were impacted by a write down of inventory to net realizable value in the amount of $2,250,586. This reduction in inventory value is due to the Company's expectation that its remaining finished product and raw materials inventories will be sold through wholesalers at significantly reduced prices.

The Company's product margins in 2004 are reflective of significant excess capacity costs and low volume component purchase costs. The margin recognized on royalty revenues was due to the recognition of a one-time, previously deferred prepaid royalty in connection with the termination of a licensing agreement.

Research and Development Expenses
The Company's research and development expenses for the three month period ended June 30, 2005 were $3,192,260 as compared to $2,399,076 for the same period in 2004. For the six-month period ended June 30, 2005, the Company's research and development expenses were $6,113,934 as compared to $5,375,743 for the same period in 2004. The increases for the three and six month periods of approximately $793,200 and $738,200 are primarily due to termination costs in June 2005 resulting from product engineering staff reductions, increased prototype costs, including overhead costs of maintaining a prototype manufacturing facility, and increased amortization for patent and other intangible assets. These increases were somewhat offset by decreases in outside design services related to retail product development.

Marketing and Selling Expenses
Marketing and selling expenses for the three month period ended June 30, 2005 were $1,282,668 as compared to $416,013 for the same period in 2004, and for the six month period ended June 30, 2005 were $2,272,638 compared to $678,355 for the same period in 2004. The increases for the three and six month period of approximately $866,700 and $1,594,300 were primarily due to increases in sales and marketing personnel and related costs for both the OEM and retail business and promotional programs related to the retail business.

General and Administrative Expenses
General and administrative expenses for the three month period ended June 30, 2005 were $1,805,789 as compared to $1,135,148 for the same period in 2004 and for the six month period ended June 30, 2005 were $3,333,957 compared to $2,169,729 for the same period in 2004. The increases for the three and six month periods of approximately $670,600 and $1,164,200 were primarily due to increases in outside professional fees, increases in administrative personnel and increases in the provision for bad debts, offset somewhat by decreases in corporate insurance costs.

Impairment Loss and Loss on Disposal of Equipment
Impairment loss and loss on disposal of equipment includes losses on the disposal of property and equipment in the normal course of business and losses incurred in June 2005 of approximately $1,872,000 related to impairment of certain fixed assets, intangible assets, and prepaid licenses fees in connection with the Company's exit from retail activities (see Note 2 of the Financial Statements).

Interest and Other Income
Interest and other income consist of interest earned on the Company's investments, net gains recognized on the sale of investments, and other miscellaneous income. Interest and other income for the three and six month periods ended June 30, 2005 was $223,017 and $256,608, respectively, as compared to $46,572 and $99,848 for the same periods in 2004. The increases of approximately $176,400 and $156,800 were primarily due to an increase in cash and investments from the proceeds of the private placement in the first quarter of 2005 and proceeds from the sale of scrap inventory, offset by the continued use of cash and investments to fund operations.

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

Net gain (loss) from discontinued operations for the three and six month periods below include the following components:

                                                        Three Month Period           Six Month Period
                                                               Ended                       Ended
                                                       ----------------------      ----------------------
                                                           June 30, 2004               June 30, 2004
                                                       ----------------------      ----------------------
Net revenues                                              $    349,694                 $ 1,507,664
Cost of goods sold and operating expenses                   (2,379,573)                 (4,927,181)
                                                       ----------------------      ----------------------
Net loss from operations                                    (2,029,879)                 (3,419,517)
Gain on sale of assets                                      11,209,226                  11,209,226
                                                       ----------------------      ----------------------
Gain from  discontinued operations                         $ 9,179,347                 $ 7,789,709
                                                       ======================      ======================

Loss and Loss per Share
The Company had a net loss of $(10,191,170) or $(0.49) per common share for the three month period ended June 30, 2005 as compared to net income of $5,258,284 or $0.29 per common share for the same period in 2004, representing a decrease in net income of approximately $15,449,500 or $0.78 per common share. The net loss increased from $(103,977) or $(0.01) per common share for the six month period ended June 30, 2004 to $(15,655,411) or $(0.80) per common share for the same period in 2005, representing an increase in the net loss of approximately $15,551,400 or $0.79 per common share.

The decrease in net income and increase in net loss for the three and six month periods is primarily due to the net gain on the sale of the video business unit assets in the second quarter of 2004 and increases in operating expenses, severance costs, and impairment charges due to the Company's exit of its retail business activities in June 2005.


Liquidity and Capital Resources
At June 30, 2005, the Company had working capital of approximately $17.9 million including approximately $18.9 million in cash, cash equivalents and short-term investments. This represents an increase of approximately $7.4 million from working capital of $10.5 million at December 31, 2004. This increase is due to the proceeds from the private placement in March 2005, offset by cash used to fund operations.

In June 2005, the Company announced its decision to exit its retail business activities and continue its pursuit of an OEM business strategy as a pure-play fabless semiconductor company. The Company does not anticipate generating revenue from its OEM activities in 2005 and furthermore expects that its retail product related revenue will cease by the end of the third quarter of 2005. The Company's ability to generate future revenues is dependent upon the rate at which the Company is able to secure OEM design wins and produce IC's to OEM specifications.

The overall revenues for 2005 will not be sufficient to cover the operational expenses of the Company for this fiscal year. The expected losses and negative cash flow will continue to be funded by the use of its available working capital. The Company's exit from retail activities is expected to reduce the rate of cash usage by approximately $1.0 million each quarter.

On March 14, 2005, ParkerVision received net proceeds of $20.2 million from the sale of equity securities in a private placement transaction. The Company plans to use its cash, cash equivalents and short term investments at June 30, 2005 to fund its future business plans. The Company believes that its current capital resources which include the March 2005 equity financing will be sufficient to support the Company's liquidity requirements at least through the first half of 2006. The long-term continuation of the Company's business plans is dependent upon generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient revenues, it will be required to obtain additional funding through public or private financing and/or reduce certain discretionary spending. Management believes certain operating costs could be reduced if working capital decreases significantly and additional funding is not available. Management also believes it has the potential to collect non recurring engineering charges and/or advance payments for custom designed products from prospective OEM customers to offset certain product development expenses. In addition, the Company currently has no outstanding long-term debt obligations. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on the Company's ability to achieve its intended long-term business objectives.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk. Not
Applicable


ITEM 4. Controls and Procedures.

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. For the three month period covered by this report, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




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

ITEM 2.  Changes in Securities.


Sales of Unregistered Securities

                                         Consideration received and         Exemption      If option, warrant or
                                         description of underwriting or     from           convertible security,
Date of sale   Title of        Number    other discounts to market price    registration   terms of exercise or
               security         sold     afforded to purchasers             claimed        conversion
-------------- -------------- ---------- ---------------------------------- -------------- --------------------------
5/13/05 to     Options to      16,000       Option granted - no                 4(2)       Expire five years from
5/27/05        purchase                     consideration received by                      date vested, options
               common stock                 Company until exercise                         vest ratably over five
               granted to                                                                  years at exercise prices
               employees                                                                   ranging from $4.77 to
                                                                                           $6.00 per share

6/11/05        Options to      60,000       Option granted - no                 4(2)       Expire ten years from
               purchase                     consideration received by                      date vested, options
               common stock                 Company until exercise                         vest immediately at an
               granted to                                                                  exercise price of $4.22
               directors                                                                   per share

4/12/05        Options to      40,000       Option granted - no                 4(2)       Expire 36 months years
               purchase                     consideration received by                      from date vested, 20,000
               common stock                 Company until exercise                         options vest ratable
               granted to                                                                  over term of agreement,
               outside                                                                     20,000 contingent vest
               consultant                                                                  under terms of
                                                                                           agreement, at an
                                                                                           exercise price of $7.55
                                                                                           per share

ITEM 3.  Defaults Upon Senior Securities.  Not applicable.


ITEM 4.  Submission of Matters to a Vote of Security Holders.  Not applicable.


ITEM 5.  Other Information.  Not applicable.


ITEM 6.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            31.1  Section 302 Certification of Jeffery L. Parker, CEO

            31.2  Section 302 Certification of Cynthia Poehlman, CFO

            32.1  Section 906 Certification

            99.1  Risk Factors

      (b)   Reports on Form 8-K.


            1. Form 8-K, dated June 28, 2005. Item 2.05 - Costs Associated with Exit or Disposal Activities. Item 2.06 - Material Impairments. Item 9.01 - Financial Statement and Exhibits. Report of press release announcing the Company's exit of its retail business activities.










                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ParkerVision, Inc.
                                         Registrant



August 8, 2005                           By: /s/Jeffrey L. Parker
                                             ---------------------
                                         Jeffrey L. Parker
                                         Chairman and Chief Executive Officer


August 8, 2005                           By: /s/Cynthia L. Poehlman
                                             -----------------------
                                         Cynthia L. Poehlman
                                         Chief Financial Officer