Form 10-K/A
period 2004-12-31
PARKERVISION INC
filed 2005-09-28
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 1O-K/A
                                 Amendment No. 2

(Mark One)
                 |X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR

                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

               |_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR
                       15(d) OF THE SECURITIES ACT OF 1934
               For the transition period from ________to__________

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

                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

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

                                Table of Contents

Forward Looking Statements                                                                 3

PART I
  Item 1.   Business                                                                       3
  Item 2.   Properties                                                                    10
  Item 3.   Legal Proceedings                                                             10
  Item 4.   Submission of Matters to a Vote of Security Holders                           11

PART II
  Item 5.   Market for the Registrant's Common Equity and  Related Stockholder
              Matters                                                                     11
  Item 6.   Selected Financial Data                                                       12
  Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                  12
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                    24
  Item 8.   Consolidated Financial Statements and Supplementary Data                      25
  Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure                                                                  51
  Item 9A.  Controls and Procedures                                                       51

PART III
  Item 10.  Directors and Executive Officers of the Registrant                            52
  Item 11.  Executive Compensation                                                        55
  Item 12.  Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters                                                 58
  Item 13.  Certain Relationships and Related Transactions                                60
  Item 14.  Principal Accountant Fees and Services                                        61

PART IV
  Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K                62

SIGNATURES                                                                                66

INDEX TO EXHIBITS                                                                         68

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

                              2004                          2003                          2002
                   --------------------------    --------------------------    --------------------------
                       High           Low            High           Low            High           Low
                   -----------    -----------    -----------    -----------    -----------    -----------
1st Quarter        $    10.090    $     5.450    $     9.200    $     4.080    $    21.790    $    17.400
2nd Quarter              7.029          4.000         10.900          5.060         24.850         15.520
3rd Quarter              5.889          3.450          8.470          6.000         18.950         11.160
4th Quarter              9.199          3.890         12.300          7.510         13.990          6.669

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

Sales of Unregistered Securities

                                                                                              If option, warrant or
                                                Consideration received and     Exemption      convertible security,
                                                description of underwriting       from                terms
Date of                              Number     or other discounts to market   registration       of exercise or
sale           Title of security      sold      price afforded to purchasers     claimed            conversion
---------------------------------------------------------------------------------------------------------------------
10/19/04 to   Options to             72,000    Options granted - no               4(2)      Exercisable for five
 11/28/04     purchase common                  consideration received by                    years from the date the
              stock granted to                 Company until exercise                       options vest, options
              three employees                                                               vest over five years at
              pursuant to the                                                               an exercise price ranging
              2000 Plan                                                                     from $4.24 to $5.82 per
                                                                                            share

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

                                                                For the years ended December 31,
                                        --------------------------------------------------------------------------------
                                            2004             2003             2002             2001             2000
                                        ------------     ------------     ------------     ------------     ------------
(in thousands, except per share amounts)
Consolidated Statement of
Operations Data:
Revenues, net                           $        441     $         23     $          0     $          0     $          0
Gross margin                                  (2,854)              (7)               0                0                0
Operating expenses                            19,951           19,104           16,772           15,829           15,067
Interest and other income                        217              476              905            1,741            1,949
Loss from continuing
   operations                                (22,588)         (18,635)         (15,867)         (14,088)         (13,118)
Gain (loss) from discontinued
   operations                                  7,773           (3,380)          (1,405)          (2,522)              96
Net loss                                     (14,815)         (22,015)         (17,272)         (16,610)         (13,022)
Basic and diluted net loss per
   common share
     Continuing operations                     (1.25)           (1.21)           (1.14)           (1.02)           (1.03)
     Discontinued operations                    0.43            (0.22)           (0.10)           (0.18)               *
Total basic and diluted net loss
      per common share                         (0.82)           (1.43)           (1.24)           (1.20)           (1.03)

Consolidated Balance Sheet Data:
Total assets                            $     28,081     $     42,483     $     37,745     $     54,144     $     63,468
Shareholders' equity                          24,758           39,399           34,047           50,547           60,020
Working capital                               10,471           23,225           18,992           36,161           45,460

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

Net gain (loss) from discontinued operations for the years ended December 31, 2004, 2003 and 2002 below include the following components:

                                      2004                 2003                 2002
                                 ---------------      ---------------      ---------------
Net revenues                     $     1,507,955      $     6,717,179      $    11,911,913
Cost of goods sold and
  operating expenses                   4,955,098           10,097,292           13,317,071
                                 ---------------      ---------------      ---------------
(Loss) from operations                (3,447,143)          (3,380,113)          (1,405,158)
Gain on sale of assets                11,220,469                    0                    0
                                 ---------------      ---------------      ---------------
Gain (loss) from
  discontinued operations        $     7,773,326      $    (3,380,113)     $    (1,405,158)
                                 ===============      ===============      ===============

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

Gross Margin

The gross margins for products and royalties for the years ended December 31 were as follows:

                             2004               2003                2002
                       ---------------     ---------------     ---------------

      Products         $    (3,103,900)    $        (6,640)    $             0
      Royalties                250,000                   0                   0
                       ---------------     ---------------     ---------------

      Total            $    (2,853,900)    $        (6,640)    $             0
                       ===============     ===============     ===============

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

The results of operations are as follows:

                                                  2004                 2003                 2002
                                             ---------------      ---------------      ---------------
      Loss from continuing operations        $   (22,587,869)     $   (18,634,685)     $   (15,866,664)
      Gain (loss) from discontinued
        operations                                 7,773,326           (3,380,113)          (1,405,158)
                                             ---------------      ---------------      ---------------
           Net loss                          $   (14,814,543)     $   (22,014,798)     $   (17,271,822)
                                             ===============      ===============      ===============

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

The Company's contractual obligations and commercial commitments at December 31, 2004 were as follows:

                                                              Payments due by period
                                      -----------------------------------------------------------------------
                                                       1 year           2-3           4 - 5         After 5
      Contractual Obligations:           Total         or less         years          years          years
                                      -----------    -----------    -----------    -----------    -----------
        Operating leases                  960,000        634,000        326,000              0              0
        Unconditional purchase
            obligations                   496,000        496,000              0              0              0
      Commercial Commitments                    0              0              0              0              0

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

PricewaterhouseCoopers LLP
Jacksonville, Florida
March 16, 2005

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003

                                                                                            2004                  2003
                                                                                      ----------------      ----------------
CURRENT ASSETS:
   Cash and cash equivalents                                                          $      6,434,901      $     17,467,875
   Short-term investments available for sale                                                 1,363,571             3,008,427
   Accounts receivable, net of allowance for doubtful
      accounts of $19,164 and $64,159 at December
      31, 2004 and 2003, respectively                                                          310,400               988,849
   Interest and other receivables                                                            1,277,497                54,407
   Inventories, net                                                                          2,625,763             2,476,985
   Prepaid expenses and other current assets                                                 1,781,595             2,312,385
                                                                                      ----------------      ----------------
          Total current assets                                                              13,793,727            26,308,928

PROPERTY AND EQUIPMENT, net                                                                  3,372,894             4,860,261

OTHER ASSETS, net                                                                           10,914,017            11,313,621
                                                                                      ----------------      ----------------
          Total assets                                                                      28,080,638            42,482,810
                                                                                      ================      ================

CURRENT LIABILITIES:
   Accounts payable                                                                            857,954               693,820
   Accrued expenses:
        Salaries and wages                                                                   1,130,860               592,369
        Warranty reserves                                                                        4,853               199,084
        Professional fees                                                                      202,787               143,893
        Purchase commitments                                                                   194,000                     0
        Other accrued expenses                                                                 524,930               228,057
   Deferred revenue                                                                            407,403             1,226,929
                                                                                      ----------------      ----------------
          Total current liabilities                                                          3,322,787             3,084,152
                                                                                      ----------------      ----------------

COMMITMENTS AND CONTINGENCIES
       (Notes 3, 13 and 16)                                                                         --                    --
                                                                                      ----------------      ----------------

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares authorized, 18,006,324 and
     17,959,504 shares issued and outstanding at December 31, 2004 and
     2003, respectively                                                                        180,063               179,595
   Warrants outstanding                                                                     14,573,705            16,807,505
   Additional paid-in capital                                                              120,488,205           118,048,964
   Accumulated other comprehensive (loss) income                                                  (427)               31,746
   Accumulated deficit                                                                    (110,483,695)          (95,669,152)
                                                                                      ----------------      ----------------
          Total shareholders' equity                                                        24,757,851            39,398,658
                                                                                      ----------------      ----------------
          Total liabilities and shareholders' equity                                  $     28,080,638      $     42,482,810
                                                                                      ================      ================

  The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                                 2004                 2003                 2002
                                                           ----------------     ----------------     ----------------
Product revenue                                            $        190,811     $         23,013     $              0
Royalty revenue                                                     250,000                    0                    0
                                                           ----------------     ----------------     ----------------
   Net revenues                                                     440,811               23,013                    0

Cost of goods sold                                                  525,857               29,653                    0
Write down of inventory to net realizable value                   2,768,854                    0                    0

                                                           ----------------     ----------------     ----------------
Gross margin                                                     (2,853,900)              (6,640)                   0
                                                           ----------------     ----------------     ----------------

Research and development expenses                                11,422,701           13,317,479           12,124,754
Marketing and selling expenses                                    2,484,189              999,998              690,162
General and administrative expenses                               6,044,461            4,702,563            3,957,186
Loss on disposal of property and equipment                                0               84,007                    0
                                                           ----------------     ----------------     ----------------
    Total operating expenses                                     19,951,351           19,104,047           16,772,102
                                                           ----------------     ----------------     ----------------

Interest and other income                                           217,382              476,002              905,438
                                                           ----------------     ----------------     ----------------

Loss from continuing operations                                 (22,587,869)         (18,634,685)         (15,866,664)

Gain (loss) from discontinued operations (including
   gain on the disposal of $11,220,469 in 2004)                   7,773,326           (3,380,113)          (1,405,158)
                                                           ----------------     ----------------     ----------------

Net loss                                                        (14,814,543)         (22,014,798)         (17,271,822)

Unrealized (loss) gain on investment securities                     (32,173)            (279,123)             159,510
                                                           ----------------     ----------------     ----------------

Comprehensive loss                                         $    (14,846,716)    $    (22,293,921)    $    (17,112,312)
                                                           ================     ================     ================

Basic and diluted net loss per common share:
   Continuing operations                                   $          (1.25)    $          (1.21)                   $
                                                                                                                (1.14)
   Discontinued operations                                             0.43                (0.22)               (0.10)
                                                           ----------------     ----------------     ----------------
Basic and diluted net loss per common share                $          (0.82)    $          (1.43)    $          (1.24)
                                                           ================     ================     ================

  The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                                            2004                  2003                 2002
                                                                     ----------------------------------------------------------
Convertible preferred shares - beginning of year                                    0               13,678               27,356
     Conversion of preferred stock to common stock                                  0              (13,678)             (13,678)
                                                                     ----------------------------------------------------------
 Convertible preferred shares - end of year                                         0                    0               13,678
                                                                     ==========================================================

Par value of convertible preferred shares - beginning of
     Year                                                            $              0     $         13,678     $         27,356
     Conversion of preferred stock to common stock                                  0              (13,678)             (13,678)
                                                                     ----------------     ----------------     ----------------
Par value of convertible preferred shares - end of year              $              0     $              0     $         13,678
                                                                     ==========================================================

Common shares - beginning of year                                          17,959,504           13,989,329           13,913,806
     Issuance of common stock upon exercise of options and
        warrants                                                                    0               16,100               52,600
     Issuance of restricted common stock as employee
       compensation                                                            46,820               27,778                6,291
     Issuance of common stock in private offering                                   0            3,465,151                    0
     Issuance of common stock as payment for license fees and
        services                                                                    0              388,158                    0
     Conversion of preferred stock to common stock                                  0               72,988               16,632
                                                                     ----------------------------------------------------------
Common shares - end of year                                                18,006,324           17,959,504           13,989,329
                                                                     ==========================================================

Par value of common stock - beginning of year                        $        179,595     $        139,893     $        139,138
     Issuance of common stock upon exercise of options and
       warrants                                                                     0                  161                  526
     Issuance of restricted common stock as employee
       compensation                                                               468                  278                   63
     Issuance of common stock in private offering                                   0               34,652                    0
     Issuance of common stock as payment for license fees and
        services                                                                    0                3,881                    0
     Conversion of preferred stock to common stock                                  0                  730                  166
                                                                     ----------------------------------------------------------
Par value of common stock - end of year                              $        180,063     $        179,595     $        139,893
                                                                     ==========================================================

Warrants outstanding - beginning of year                             $     16,807,505     $     16,807,505     $     16,807,505
     Expiration of warrants                                                (2,233,800)                   0                    0
                                                                     ----------------------------------------------------------
Warrants outstanding - end of year                                   $     14,573,705     $     16,807,505     $     16,807,505
                                                                     ==========================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                                              2004                  2003                  2002
                                                                      ------------------------------------------------------------
Additional paid-in capital - beginning of year                        $    118,048,964      $     90,428,998      $     89,804,504
     Issuance of common stock upon exercise of options and
       warrants                                                                      0               136,881               500,059
     Issuance of restricted common stock as employee
       compensation                                                            205,441               129,846               110,923
     Issuance of common stock in private offering                                    0            23,994,172                     0
     Issuance of common stock as payment for license fees and
        services                                                                     0             3,346,119                     0
     Conversion of preferred stock to common stock                                   0                12,948                13,512
     Expiration of warrants                                                  2,233,800                     0                     0
                                                                      ------------------------------------------------------------
Additional paid-in capital - end of year                              $    120,488,205      $    118,048,964      $     90,428,998
                                                                      ============================================================

Accumulated other comprehensive (loss) income - beginning
    of year                                                           $         31,746      $        310,869      $        151,359
     Change in unrealized (loss) gain on investments                           (32,173)             (279,123)              159,510
                                                                      ------------------------------------------------------------
Accumulated other comprehensive (loss) income - end of
    year                                                              $           (427)     $         31,746      $        310,869
                                                                      ============================================================

Accumulated deficit - beginning of year                               $    (95,669,152)     $    (73,654,354)     $    (56,382,532)
     Net loss                                                              (14,814,543)          (22,014,798)          (17,271,822)
                                                                      ------------------------------------------------------------
Accumulated deficit - end of year                                     $   (110,483,695)     $    (95,669,152)     $    (73,654,354)
                                                                      ============================================================

Total shareholders' equity - beginning of year                        $     39,398,658      $     34,046,589      $     50,547,330
     Issuance of common stock upon exercise of options and
         warrants                                                                    0               137,042               500,585
     Issuance of restricted common stock as employee
         compensation                                                          205,909               130,124               110,986
     Issuance of common stock and warrants in private offering                       0            24,028,824                     0
     Issuance of common stock as payment for license fees and
        services                                                                     0             3,350,000                     0
     Comprehensive loss                                                    (14,846,716)          (22,293,921)          (17,112,312)
                                                                      ------------------------------------------------------------
Total shareholders' equity - end of year                              $     24,757,851      $     39,398,658      $     34,046,589
                                                                      ============================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                     2004               2003               2002
                                                               ---------------    ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $   (14,814,543)   $   (22,014,798)   $   (17,271,822)
                                                               ---------------    ---------------    ---------------
  Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                  3,101,138          2,952,475          2,950,859
      Amortization of premium on investments                            42,683            155,848            281,377
      Provision for obsolete inventories                               320,533            401,271            521,573
      Write-down of inventory to net realizable value                2,768,854                  0                  0
      Stock compensation                                             1,005,909            972,471          1,275,394
      Gain on sale of discontinued operations                      (11,220,469)                 0                  0
      Gain on sale of investments                                            0           (228,960)          (158,482)
      Loss on sale of equipment                                              0             84,007             51,643
      Changes in operating assets and liabilities, net of
           disposition:
       Accounts receivable, net                                        758,953          1,169,728         (1,211,942)
       Inventories                                                  (5,535,571)           212,628            707,082
       Prepaid and other assets                                        105,062            402,920         (1,435,399)
       Accounts payable and accrued expenses                         1,261,072           (837,919)            85,028
       Deferred revenue                                                397,845            223,463             17,854
                                                               ---------------    ---------------    ---------------
                Total adjustments                                   (6,993,991)         5,507,932          3,084,987
                                                               ---------------    ---------------    ---------------
Net cash used in operating activities                              (21,808,534)       (16,506,866)       (14,186,835)
                                                               ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments available for sale                                0         (5,603,060)       (16,786,291)
   Proceeds from maturity/sale of investments                        1,570,000         16,256,385         29,863,504
   Proceeds from sale of video business unit assets and
       other property and equipment                                 12,153,939            437,855              7,660
   Purchase of property and equipment                                 (995,567)        (1,172,715)        (1,318,947)
   Payment for patent costs                                         (1,952,812)        (1,175,998)        (1,556,178)
                                                               ---------------    ---------------    ---------------
 Net cash provided by investing activities                          10,775,560          8,742,467         10,209,748
                                                               ---------------    ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                    0         24,145,241            500,585
                                                               ---------------    ---------------    ---------------
Net cash provided by financing activities                                    0         24,145,241            500,585
                                                               ---------------    ---------------    ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                            (11,032,974)        16,380,842         (3,476,502)

CASH AND CASH EQUIVALENTS, beginning of year                        17,467,875          1,087,033          4,563,535
                                                               ---------------    ---------------    ---------------

CASH AND CASH EQUIVALENTS, end of year                         $     6,434,901    $    17,467,875    $     1,087,033
                                                               ===============    ===============    ===============

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

Thomson extended offers to and received acceptances from thirty-one of the persons employed in connection with the video division who transferred employment effective May 14, 2004. The net book value of assets and liabilities sold to Thomson include the following:

Patents, net of accumulated amortization of $731,890                      $       681,444
Inventories, net of reserves for obsolescence of $1,095,354                     1,702,797
Furniture and equipment, net of accumulated depreciation of $913,431              584,059
Prepaids and other deposits                                                        37,364
Deferred revenue                                                               (1,217,371)
Warranty reserves                                                                (202,911)
                                                                          ---------------
                                                                          $     1,585,382
                                                                          ===============

Inventories sold consisted of the following:

Purchased materials                                                       $     1,069,897
Work in process                                                                   100,089
Finished goods                                                                    359,174
Spare parts and demonstration inventory                                         1,268,991
                                                                          ---------------
                                                                                2,798,151
Less allowance for inventory obsolescence                                      (1,095,354)
                                                                          ---------------
                                                                          $     1,702,797
                                                                          ===============

Property and equipment sold consisted of the following:

Manufacturing and office equipment                                        $     1,347,138
Tools and dies                                                                    150,352
                                                                          ---------------
                                                                                1,497,490
Less accumulated depreciation                                                    (913,431)
                                                                          ---------------
                                                                          $       584,059
                                                                          ===============

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

Net gain (loss) from discontinued operations for the years ended December 31, 2004, 2003 and 2002 below include the following components:

                                        2004                 2003                 2002
                                 ----------------     ----------------     ----------------
Net revenues                     $      1,507,955     $      6,717,179     $     11,911,913
Cost of goods sold and
  operating expenses                    4,955,098           10,097,292           13,317,071
                                 ----------------     ----------------     ----------------
Loss from operations                   (3,447,143)          (3,380,113)          (1,405,158)
Gain on sale of assets                 11,220,469                    0                    0
                                 ----------------     ----------------     ----------------
Gain (loss) from
  discontinued operations        $      7,773,326     $     (3,380,113)    $     (1,405,158)
                                 ================     ================     ================

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

A reconciliation of the changes in the aggregate product warranty liability for the years ended December 31, 2004 and 2003 is as follows:

                                                                                    Warranty Reserve
                                                                                      Debit(Credit)
                                                                            ------------------------------
                                                                                 2004              2003
                                                                            ------------------------------
      Balance at the beginning of the year                                  $   (199,084)     $   (248,230)
      Accruals for warranties issued during the year                             (15,441)          (55,729)
      Accruals related to pre-existing warranties (including changes
      in estimates)                                                                    0                 0
      Settlements made (in cash or in kind) during the year                        6,761           104,875
      Reduction as a result of discontinued operations                           202,911                 0
                                                                            ------------------------------
      Balance at the end of the year                                        $     (4,853)     $   (199,084)
                                                                            ==============================

The Company offered extended service and support contacts related to its discontinued operations. A reconciliation of the changes in the aggregate deferred revenue from extended service contracts for the years ended December 31, 2004 and 2003 is as follows:

                                                              Deferred Revenue from Extended
                                                                     Service Contracts
                                                                       Debit(Credit)
                                                              ------------------------------
                                                                   2004              2003
                                                              ------------------------------
      Balance at the beginning of the year                    $   (561,584)     $   (383,704)
      Accruals for contracts issued during the year               (129,875)         (737,617)
      Revenue recognized during the year                           236,428           559,737
      Reduction as a result of discontinued operations             455,031                 0
                                                              ------------------------------
      Balance at the end of the year                          $          0      $   (561,584)
                                                              ==============================

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

6. INVENTORIES

Inventories consisted of the following at December 31, 2004 and 2003:

                                                             2004                2003
                                                       ---------------     ---------------
      Purchased materials                              $     1,837,364     $     1,869,542
      Work in process                                          165,709             185,041
      Finished goods                                           831,435             404,765
      Spare parts and demonstration inventory                        0           1,207,097
                                                       ---------------     ---------------
                                                             2,834,508           3,666,445
      Less allowance for inventory obsolescence               (208,745)         (1,189,460)
                                                       ---------------     ---------------
                                                       $     2,625,763     $     2,476,985
                                                       ===============     ===============

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

7. INTEREST AND OTHER RECEIVABLES

Interest and other receivables consisted of the following at December 31, 2004 and 2003:

                                                           2004              2003
                                                     --------------    --------------
      Purchase price hold back receivable due
         from sale of video division assets          $    1,250,000    $            0
      Interest receivable                                    15,497            34,359
      Other receivables                                      12,000            20,048
                                                     --------------    --------------
                                                     $    1,277,497    $       54,407
                                                     ==============    ==============

8. PREPAID EXPENSES

Prepaid expenses and other consisted of the following at December 31, 2004 and 2003:

                                          2004              2003
                                    --------------    --------------
      Prepaid insurance             $      627,307    $      942,999
      Prepaid services                     800,000           800,000
      Other prepaid expenses               354,288           569,386
                                    --------------    --------------
                                    $    1,781,595    $    2,312,385
                                    ==============    ==============

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

10. OTHER ASSETS

Other assets consisted of the following at December 31, 2004 and 2003:

                                                                             2004
                                                   ---------------------------------------------------------
                                                        Gross
                                                       Carrying           Accumulated
                                                        Amount            Amortization          Net Value
                                                   ---------------      ---------------      ---------------
      Patents and copyrights                       $    10,486,165      $    (2,462,477)     $     8,023,688
      Prepaid licensing fees                             2,405,000           (1,029,250)           1,375,750
      Other intangible assets                              841,140             (116,825)             724,315
      Prepaid services, non current portion                200,000                    0              200,000
      Deposits and other                                   590,264                    0              590,264
                                                   ---------------      ---------------      ---------------
                                                   $    14,522,569      $    (3,608,552)     $    10,914,017
                                                   ===============      ===============      ===============

                                                                              2003
                                                   ---------------------------------------------------------
                                                        Gross
                                                       Carrying           Accumulated
                                                        Amount            Amortization          Net Value
                                                   ---------------      ---------------      ---------------
      Patents and copyrights                       $    10,787,826      $    (2,638,862)     $     8,148,964
      Prepaid licensing fees                             2,030,000             (415,333)           1,614,667
      Other intangible assets                              364,830             (364,830)                   0
      Prepaid services, non current portion              1,000,000                    0            1,000,000
      Deposits and other                                   549,990                    0              549,990
                                                   ---------------      ---------------      ---------------
                                                   $    14,732,646      $    (3,419,025)     $    11,313,621
                                                   ===============      ===============      ===============

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

Amortization expense for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                                    Amortization Expense
                                                      --------------------------------------------------
                                      Weighted
                                       average
                                    estimated life
                                      (in years)           2004              2003              2002
                                    --------------    --------------    --------------    --------------
      Patents and copyrights                    17           555,504    $      657,842    $      678,723
      Prepaid licensing fees                     4           613,917           295,166           120,167
      Prepaid compensation                       3                 0                 0           243,488
      Non-compete                                2                 0                 0            31,250
      Other intangibles                          3           116,825            25,341           121,608
                                                      --------------    --------------    --------------
        Total amortization                      11    $    1,286,246    $      978,349    $    1,195,236
                                                      ==============    ==============    ==============

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

                                                   2004                2003                2002
                                             ---------------     ---------------     ---------------
      Tax benefit at statutory rate          $    (5,036,945)    $    (7,382,964)    $    (5,872,419)
      State tax benefit                             (518,509)           (760,011)           (604,514)
      Increase in valuation allowance              6,382,942           8,330,346           7,062,479
      Research and development credit               (733,481)           (319,560)           (671,999)
      Other                                          (94,007)            132,189              86,453
                                             ---------------     ---------------     ---------------
                                             $             0     $             0     $             0
                                             ===============     ===============     ===============

The Company's deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of the Company's assets and liabilities at December 31, 2004 and 2003:

                                                      2004                 2003
                                                ----------------     ----------------
      Gross deferred tax assets:
         Net operating loss carryforward        $     40,904,485     $     37,220,093
         Research and development credit               8,092,946            6,919,376
         Inventories                                   1,355,883              609,572
         Accrued liabilities                             180,733              159,229
         Patents and other                             1,502,009            1,445,598
                                                ----------------     ----------------
                                                      52,036,056           46,353,868
            Less valuation allowance                 (51,246,748)         (44,863,806)
                                                ----------------     ----------------
                                                         789,308            1,490,062
                                                ----------------     ----------------
      Gross deferred tax liabilities:
          Depreciation                                   261,532              425,405
          Deferred revenue                               152,776              389,657
          Restricted stock issuance                      375,000              675,000
                                                ----------------     ----------------
                                                         789,308            1,490,062
                                                ----------------     ----------------
      Net deferred tax asset                    $              0     $              0
                                                ================     ================

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

                   2005                                            $634,000
                   2006                                             279,000
                   2007                                              47,000
                                                                   --------
                                                                   $960,000
                                                                   ========

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

The following table summarizes option activity in aggregate under the 1993 and 2000 Plans for each of the years ended December 31:

                                              2004                            2003                              2002
                                 -----------------------------    -----------------------------    -----------------------------
                                                       Wtd.                             Wtd.                             Wtd.
                                                     Avg. Ex.                         Avg. Ex.                         Avg. Ex.
                                     Shares           Price           Shares           Price           Shares           Price
                                 -----------------------------    -----------------------------    -----------------------------
      Outstanding at
        beginning of year             5,545,366     $    22.13         4,534,224     $    25.98         3,761,573     $    27.90
      Granted                           685,750           5.36         1,243,800           8.05           846,701          17.00
      Exercised                               0                          (16,100)          6.21           (32,600)         12.29
      Forfeited                        (752,560)         13.28          (203,598)         23.39           (41,450)         28.96
      Expired                          (115,354)         20.73           (12,960)         18.62                 0           0.00
                                 -----------------------------    -----------------------------    -----------------------------
      Outstanding at
         end of year                  5,363,202     $    21.24         5,545,366     $    22.13         4,534,224     $    25.98
                                 =============================    =============================    =============================

      Exercisable at
         end of year                  4,132,817     $    23.40         3,623,958     $    23.83         2,709,330     $    24.68
                                 =============================    =============================    =============================

      Weighted average
         fair value of
         options granted                            $     3.87                       $     3.97                       $    10.05
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

                                               2004                            2003                              2002
                                  -----------------------------    -----------------------------    -----------------------------
                                                        Wtd.                             Wtd.                             Wtd.
                                                      Avg. Ex.                         Avg. Ex.                         Avg. Ex.
                                      Shares           Price           Shares           Price           Shares           Price
                                  -----------------------------    -----------------------------    -----------------------------
    Outstanding at
         beginning of year             1,462,401     $    39.62         1,984,026     $    34.56         2,004,026     $    34.26
      Granted                                  0                                0                                0
      Exercised                                0                                0                          (20,000)          5.00
      Forfeited                                0                         (476,625)         21.38                 0
      Expired                           (205,000)    $    22.04           (45,000)          9.58                 0
                                  --------------     ----------    --------------     ----------    --------------     ----------
      Outstanding end of
          Year                         1,257,401     $    42.49         1,462,401     $    39.62         1,984,026     $    34.56
                                  =============================    =============================    =============================
      Exercisable at
         end of year                   1,257,401     $    42.49         1,439,901     $    39.88         1,749,098     $    36.28
                                  =============================    =============================    =============================

      Weighted average
         fair value of
         options granted                                    N/A                              N/A                              N/A
                                                     ==========                       ==========                       ==========

The options outstanding at December 31, 2004 under all plans, including the non-plan options and warrants, have exercise price ranges and weighted average contractual lives as follows:

                                      Options Outstanding                     Options Exercisable
                           -------------------------------------------    ---------------------------
                              Number       Wtd. Avg.                         Number
        Range of          Outstanding at   Remaining         Wtd. Avg.   Exercisable at     Wtd. Avg.
        Exercise             December     Contractual        Exercise     December 31,      Exercise
         Prices              31, 2004        Life             Price           2004            Price
      -------------        ------------  --------------     ----------    ------------     ----------
       $3.99-$5.82              568,650     10 years        $     4.94           6,650     $     5.09
       $6.00-$9.00              976,650     7 years         $     7.91         693,500     $     7.84
       $9.06-$13.05             297,750     3 years         $    11.53         282,500     $    11.58
      $13.64-$20.39           1,148,601     4 years         $    16.92       1,082,201     $    16.92
      $20.47-$29.96           1,441,218     5 years         $    24.76       1,296,216     $    25.09
      $31.00-$44.75           1,308,259     6 years         $    37.85       1,281,759     $    37.82
      $48.00-$61.50             879,475     7 years         $    55.52         747,392     $    56.30
                           ------------                                   ------------
                              6,620,603                                      5,390,218              `
                           ============                                   ============

The fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

                                   2004              2003              2002
                               -----------       -----------       -----------
Expected volatility              77%-79%           74%-78%           48%-71%
Risk free interest rate        2.99%-4.80%       1.30%-3.25%       2.74%-5.29%
Expected life                   5-10 years        5-10 years        5-11 years
Dividend yield                      --                --                --

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

(in thousands except for per share data)
                                                                                                                 For the year
                                                          For the three months ended                                ended
                                    -----------------------------------------------------------------------
                                       March 31,          June 30,          September           December         December 31,
                                         2004               2004             30, 2004           31, 2004             2004
                                    --------------     --------------     --------------     --------------     --------------
Revenues                            $          296     $           64     $           62     $           19     $          441
Gross margin                                   248                (17)               (21)             (3064)             (2854)
Net loss from continuing
operations                                  (3,973)            (3,921)            (5,007)            (9,687)           (22,588)
Gain (loss) from
discontinued operations                     (1,390)             9,179                (81)                65              7,773
                                    --------------     --------------     --------------     --------------     --------------
Net income (loss)                   $       (5,363)    $        5,258     $       (5,088)    $       (9,622)    $      (14,815)
                                    ==============     ==============     ==============     ==============     ==============

Basic and diluted net loss
per common share:
   Continuing operations            $        (0.22)    $        (0.22)    $        (0.28)    $        (0.53)    $        (1.25)
   Discontinued operations                   (0.08)              0.51               0.00               0.00               0.43
                                    --------------     --------------     --------------     --------------     --------------
Total                               $        (0.30)    $         0.29     $        (0.28)    $        (0.53)    $        (0.82)
                                    ==============     ==============     ==============     ==============     ==============

                                                                                                                For the year
                                                          For the three months ended                                ended
                                    -----------------------------------------------------------------------
                                       March 31,          June 30,           September          December         December 31,
                                         2003               2003             30, 2003           31, 2003             2003
                                    --------------     --------------     --------------     --------------     --------------
Revenues                            $            0     $            0     $            0     $           23     $           23
Gross margin                                     0                  0                  0                 (7)                (7)
Net loss from continuing
operations                                  (4,733)            (4,255)            (4,792)            (4,855)           (18,635)
Loss from discontinued
operations
                                              (825)              (794)              (835)              (926)            (3,380)
                                    --------------     --------------     --------------     --------------     --------------
Net loss                            $       (5,558)    $       (5,049)    $       (5,627)    $       (5,781)    $      (22,015)
                                    ==============     ==============     ==============     ==============     ==============

Basic and diluted net loss
per common share:
   Continuing operations            $        (0.33)    $        (0.28)    $        (0.31)    $        (0.29)    $        (1.21)
   Discontinued operations                   (0.06)             (0.05)             (0.05)             (0.06)             (0.22)
                                    --------------     --------------     --------------     --------------     --------------
Total                               $        (0.39)    $        (0.33)    $        (0.36)    $        (0.35)    $        (1.43)
                                    ==============     ==============     ==============     ==============     ==============

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

Based on their evaluation as of December 31, 2004, the chief executive officer and chief financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

================================================================================================================
                                              SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------
                                                                Annual Compensation       Long Term Compensation
Name and Principal                        Fiscal Year     ------------------------------------------------------
Position                                  Ended 12/31        Salary             Bonus         Options/SARs (#)
----------------------------------------------------------------------------------------------------------------
Jeffrey L. Parker                             2004        $   305,288       $    175,000
  Chairman of the Board and                   2003        $   300,000       $     25,000             --
  Chief Executive Officer                     2002        $   281,700                 --           15,000
----------------------------------------------------------------------------------------------------------------
William A. Hightower                          2004        $   230,769                 --             --
  President of the Company                    2003        $    76,883       $     25,000          515,000
  and Director(1)(2)                           --                  --                 --             --
----------------------------------------------------------------------------------------------------------------
Todd Parker                                   2004        $   200,000       $     40,000
  Vice President, Corporate                   2003        $   182,115       $     25,000             --
  Development and Director                    2002        $    62,000(3)              --           60,000
----------------------------------------------------------------------------------------------------------------
Cynthia Poehlman                              2004        $   136,154       $     75,000          150,000
  Chief Financial Officer                     2003        $   120,000       $     17,000             --
                                              2002        $    87,500       $     12,500           12,000
----------------------------------------------------------------------------------------------------------------
David F. Sorrells                             2004        $   259,856       $    135,000             --
  Chief Technical Officer and                 2003        $   250,000       $    125,000          125,000
  Director                                    2002        $   244,200                 --             --
================================================================================================================

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

======================================================================================================================
                                               OPTION/GRANTS IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------------------------
                                                                                                Realizable Value
----------------------------------------------------------------------------------------------------------------------
                                                % of Total
                                                  Options
                                 Number of      Granted to
                               Shares Under    Employees in     Exercise      Expiration
Name                              Options      Fiscal Year        Price          Date           5%           10%
----------------------------------------------------------------------------------------------------------------------
Jeffrey L. Parker                    --               --              --             --              --            --
----------------------------------------------------------------------------------------------------------------------
William A. Hightower                 --               --              --             --              --            --
----------------------------------------------------------------------------------------------------------------------
Todd Parker                          --               --              --             --              --            --
----------------------------------------------------------------------------------------------------------------------
Cynthia Poehlman                150,000(1)          20%           $5.70        6/25/14        537,612     1,362,360
----------------------------------------------------------------------------------------------------------------------
David F. Sorrells                    --               --              --             --              --            --
======================================================================================================================

(1)   Granted in 2004 upon her promotion to Chief Financial Officer.

======================================================================================================================
                                        AGGREGATE FISCAL YEAR-END OPTION/SAR VALUES
                                                    AT DECEMBER 31, 2004
----------------------------------------------------------------------------------------------------------------------
                                Number of Unexercised Options/SARs at Fiscal     Value of Unexercised In-the-Money
                                                Year End (#)                      Options/SARs at Fiscal Year End
                               ---------------------------------------------------------------------------------------
Name                                 Exercisable            Unexercisable        Exercisable     Unexercisable
----------------------------------------------------------------------------------------------------------------------
Jeffrey L. Parker                      730,000                  30,000             $20,500               $-0-
----------------------------------------------------------------------------------------------------------------------
William A. Hightower                   262,500                   -0-               $107,700              $-0-
----------------------------------------------------------------------------------------------------------------------
Todd Parker                            137,500                  30,000             $20,500               $-0-
----------------------------------------------------------------------------------------------------------------------
Cynthia Poehlman                        64,700                 169,800               $-0-              $480,000
----------------------------------------------------------------------------------------------------------------------
David F. Sorrells                      674,500                 175,000               $-0-                $-0-
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

                                                                    Amount and Nature of              Percent of
Name of Beneficial Owner                                            Beneficial Ownership               Class(1)
------------------------                                            --------------------               --------

Jeffrey L. Parker(2)                                                     3,342,840 (3)(4)               15.45%

J-Parker Family Limited Partnership(5)                                   2,325,984 (4)                  11.13%

Todd Parker(2)                                                           1,110,588 (6)(7)                5.28%

T-Parker Family Limited Partnership(5)                                     876,255 (7)                   4.19%

Stacie Wilf(2)                                                           1,011,406 (8)(9)                4.82%

S-Parker Wilf Family Limited Partnership(5)                                863,811 (9)                   4.13%

David F. Sorrells(2)                                                       674,500 (10)                  3.13%

William A. Hightower                                                       287,500 (11)                  1.36%

Richard A. Kashnow                                                         115,000 (12)                  0.55%

William L. Sammons                                                         169,750 (13)                  0.81%

Nam P. Suh                                                                  50,000 (14)                  0.24%

Papken S. der Torossian                                                     65,000 (15)                  0.31%

Cynthia Poehlman(2)                                                         67,100 (16)                  0.32%

John Metcalf                                                                40,000 (17)                  0.19%

Wellington Management Company, LLP(18)                                   2,922,900 (18)                 13.98%

Leucadia National Corporation(19)                                        1,607,973 (19)                  7.52%

Banca del Gottardo(20)                                                   1,533,471 (20)                  7.33%

Arbor Capital Management, LLC(21)                                        1,214,000 (21)                  5.81%

All directors, director nominees and executive officers as a             6,933,684 (22)                 29.78%
group (11 persons)

----------

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

                                                                                                  Number of securities
                                                                                                remaining available for
                                         Number of securities to       Weighted-average       future issuance under equity
                                         be issued upon exercise       exercise price of     compensation plans (excluding
                                         of outstanding options,     outstanding options,              securities
             Plan Category                 warrants and rights        warrants and rights       reflected in column (a))
                                           -------------------        -------------------       ------------------------
                                                   (a)                        (b)                         (c)
Equity compensation plans
   approved by security holders                 5,363,202                   $21.24                     1,420,370

Equity compensation plans not
   approved by security holders                  115,000                    $23.25                        -0-
                                           -------------------                                    -------------------
                  Total                         5,478,202                                              1,420,370
                                           ===================                                    ===================

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

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Exhibits

      Exhibit
      Number                               Description
      -------     --------------------------------------------------------------

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

      10.2 1993 Stock Plan, as amended (incorporated by reference from the Company's Proxy Statement dated October 1, 1996)

      Exhibit
      Number                               Description
      -------     --------------------------------------------------------------

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

      Exhibit
      Number                               Description
      -------     --------------------------------------------------------------

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

      Exhibit
      Number                               Description
      -------     --------------------------------------------------------------

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

      10.30 List of Investors for Subscription Agreement and Warrants dated March 10, 2005 (Previously filed with Form 10K for fiscal year ended December 31, 2004.)

      22.1 Table of Subsidiaries (Previously filed with Form 10K for fiscal year ended December 31, 2004.)

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

Date: September 28, 2005

                                                PARKERVISION, INC.


                                                By: /s/ Jeffrey L. Parker
                                                    ---------------------
                                                    Jeffrey L. Parker
                                                    Chief Executive Officer

                        PARKERVISION, INC. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS

                                   SCHEDULE II

                                      Balance at          Provision                              Balance at
  Valuation Allowance for             Beginning          Charged to                                End of
   Inventory Obsolescence             of Period            Expense           Write-Offs            Period
----------------------------        ---------------    ---------------    ---------------     ---------------
Year ended December 31, 2002        $       979,570    $       521,573    $      (668,841)    $       832,302
Year ended December 31, 2003                832,302            401,271            (44,113)          1,189,460
Year ended December 31, 2004              1,189,460            320,533         (1,301,248)            208,745

The inventory provision charged to expense includes charges related to discontinued operations of $521,573, $401,271 and $100,000 for the years end December 31, 2002, 2003 and 2004, respectively.

                                        Balance at                                              Balance at
  Valuation Allowance for              Beginning of                                               End of
       Income Taxes                       Period          Provision          Write-Offs           Period
----------------------------        ---------------    ---------------    ---------------    ---------------
Year ended December 31, 2002        $    29,470,980    $     7,062,479    $             0    $    36,533,459
Year ended December 31, 2003             36,533,459          8,330,347                  0         44,863,806
Year ended December 31, 2004             44,863,806          6,382,942                  0         51,246,748

                                Index to Exhibits

23.1        Consent of PricewaterhouseCoopers LLP

31.1        Rule 13a-14 and 15d-14 Certification of Jeffrey Parker

31.2        Rule 13a-14 and 15d-14 Certification of Cynthia Poehlman

32.1        Section 1350 Certification of Jeffrey Parker and Cynthia Poehlman