Form 10-Q/A
period 2005-03-31
PARKERVISION INC
filed 2005-09-28
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31, 2005                  December 31,
                                                                      (unaudited)                       2004
                                                                 ----------------------        --------------------
CURRENT ASSETS:
   Cash and cash equivalents                                          $  21,745,181                $    6,434,901
   Short-term investments available for sale                              1,052,279                     1,363,571
   Accounts receivable, net of allowance for doubtful
      accounts of $42,089 and $19,164 at March 31, 2005 and
      December 31, 2004, respectively                                       199,516                       310,400
   Interest and other receivables                                         1,247,519                     1,277,497
   Inventories, net                                                       2,714,059                     2,625,763
   Prepaid expenses and other current assets                              1,726,368                     1,781,595
                                                                 ----------------------        --------------------
          Total current assets                                           28,684,922                    13,793,727

PROPERTY AND EQUIPMENT, net                                               3,109,878                     3,372,894

OTHER ASSETS, net                                                        10,631,172                    10,914,017
                                                                 ----------------------        --------------------
          Total assets                                                   42,425,972                    28,080,638
                                                                 ======================        ====================

CURRENT LIABILITIES:
   Accounts payable                                                         712,632                       857,954
   Accrued expenses:
        Salaries and wages                                                  923,690                     1,130,860
        Professional fees                                                   193,227                       202,787
        Purchase commitments                                                194,000                       194,000
        Other accrued expenses                                              321,244                       529,783
   Deferred revenue                                                         594,480                       407,403
                                                                 ----------------------        --------------------
          Total current liabilities                                       2,939,273                     3,322,787
                                                                 ----------------------        --------------------
COMMITMENTS AND CONTINGENCIES
       (Notes 5, 6, 8 and 9)                                                      -                             -
                                                                 ----------------------        --------------------
SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares
     authorized, 20,900,374 and 18,006,324 shares issued and
     outstanding at March 31, 2005 and December 31, 2004,
     respectively                                                           209,004                       180,063
   Warrants outstanding                                                  17,693,482                    14,573,705
   Additional paid-in capital                                           137,576,291                   120,488,205
   Accumulated other comprehensive loss                                      (4,142)                         (427)
   Accumulated deficit                                                 (115,987,936)                 (110,483,695)
                                                                 ----------------------        --------------------
          Total shareholders' equity                                     39,486,699                    24,757,851
                                                                 ----------------------        --------------------
          Total liabilities and shareholders' equity                  $  42,425,972                 $  28,080,638
                                                                 ======================        ====================

   The accompanying notes are an integral part of these financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                   (UNAUDITED)

                                                              Three months ended March 31,
                                                         ----------------------------------------
                                                                2005                  2004
                                                         ------------------     -----------------
Product revenue                                          $    171,982           $      45,775
Royalty revenue                                                     0                250,000
                                                         ------------------     -----------------
                  Net revenues                                171,982                295,775

Cost of goods sold                                            261,724                 48,085
                                                         ------------------     -----------------
Gross margin                                                  (89,742)               247,690
                                                         ------------------     -----------------

Research and development expenses                           2,921,674              2,976,668
Marketing and selling expenses                                989,970                262,342
General and administrative expenses                         1,536,446              1,034,581
                                                         ------------------     -----------------
     Total operating expenses                               5,448,090              4,273,591
                                                         ------------------     -----------------

Investment income                                              33,591                 53,278
                                                         ------------------     -----------------

Loss from continuing operations                            (5,504,241)            (3,972,623)

Loss from discontinued operations                                   0             (1,389,638)
                                                         ------------------     -----------------

Net loss                                                   (5,504,241)            (5,362,261)

Unrealized loss on securities                                  (3,715)                (1,034)
                                                         ------------------     -----------------

Comprehensive loss                                        $(5,507,956)           $(5,363,295)
                                                         ==================     =================
Basic and diluted net loss per common share
  Continuing operations                                        $(0.30)                $(0.22)
  Discontinued operations                                        0.00                  (0.08)
                                                         ------------------     -----------------
Total                                                          $(0.30)                $(0.30)
                                                         ==================     =================




   The accompanying notes are an integral part of these financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                               March 31,
                                                              ----------------------------------------
                                                                     2005                   2004
                                                              ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $(5,504,241)           $(5,362,261)
                                                              ------------------     -----------------
   Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization                                  801,311                796,117
       Amortization of discounts on investments                         7,577                 13,386
       Provision for obsolete inventories                              67,940                 75,000
       Stock compensation                                             200,000                200,000
       Loss on disposal of equipment                                    8,707                    635
       Changes in operating assets and liabilities:
          Accounts receivable, net                                    110,884               (143,738)
          Inventories                                                (156,236)              (580,611)
          Prepaid, interest receivable and other assets                66,885                (68,109)
          Accounts payable and accrued expenses                      (570,591)             1,666,162
          Deferred revenue                                            187,077               (200,756)
                                                              ------------------     -----------------
                  Total adjustments                                   723,554              1,758,086
                                                              ------------------     -----------------
                  Net cash used in operating activities            (4,780,687)            (3,604,175)
                                                              ------------------     -----------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity of investments                              300,000                300,000
   Purchases of property and equipment                               (177,377)              (223,417)
   Payments for patent costs                                         (268,460)              (152,221)
                                                              ------------------     -----------------
                  Net cash used in investing activities              (145,837)               (75,638)
                                                              ------------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock and warrants, net        20,236,804                      0
                                                             ------------------     -----------------
                  Net cash provided by financing activities        20,236,804                      0
                                                             ------------------     -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               15,310,280             (3,679,813)

CASH AND CASH EQUIVALENTS, beginning of period                      6,434,901             17,467,875
                                                             ------------------     -----------------

CASH AND CASH EQUIVALENTS, end of period                          $21,745,181            $13,788,062
                                                             ==================     =================


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

      A reconciliation of the changes in the aggregate product warranty liability for the three-month periods ended March 31, 2005 and 2004 are as follows:

                                                                            Warranty Reserve
                                                                             Debit (Credit)
                                                                     ---------------------------
                                                                       March 31,      March 31,
                                                                         2005           2004
                                                                     ------------   ------------
     Balance at the beginning of the period                           $  (4,853)     $(199,084)
     Accruals for warranties issued during the period                    (1,363)       (10,291)
     Settlements made (in cash or in kind) during the period
                                                                              0          2,261
                                                                     ------------   ------------
     Balance at the end of the period                                 $  (6,216)     $(207,114)
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

                                                        Deferred Revenue from
                                                           Extended Service
                                                              Contracts
                                                        ---------------------
                                                              March 31,
                                                                2004
                                                        ---------------------
      Balance at the beginning of the period                 $(561,584)
      Accruals for contracts issued during the period         (113,300)
      Revenue recognized during the period                     143,452
                                                        ---------------------
      Balance at the end of the period                       $(531,432)
                                                        =====================

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

                                                                           Three months ended
                                                                    ----------------------------------
                                                                      March 31,           March 31,
                                                                        2005                2004
                                                                    ---------------- -----------------
      Net loss, as reported                                          $(5,504,241)    $    (5,362,261)
      Deduct:  Total stock-based employee compensation expense
      determined under fair value based method for all awards,
      net of related tax effects                                      (1,613,836)         (2,885,245)
                                                                    ---------------- -----------------
      Pro forma net loss                                              (7,118,077)         (8,247,506)
                                                                    ================ =================
      Basic and diluted net loss per common share:  As reported      $      (.30)    $          (.30)
                                                                    ================ =================
      Pro forma                                                      $      (.38)    $          (.46)
                                                                    ================ =================

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

Gross Margin

The gross margins for products and royalties for the three-month periods ending March 31, 2005 and 2004 were as follows:

                               Three Month Period Ended March 31,
                            ------------------   ------------------
                                  2005                 2004
                            ------------------   ------------------
              Products          $(89,742)           $  (2,310)
              Royalties                0              250,000

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk. Not
        Applicable

ITEM 4. Controls and Procedures.

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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






ITEM 2.  Changes in Securities.

Sales of Unregistered Securities

                                            Consideration received and      Exemption      If option, warrant or
                                            description of underwriting     from           convertible security,
Date of sale   Title of       Number sold   or other discounts to market    registration   terms of exercise or
               security                     price afforded to purchasers    claimed        conversion
-------------- -------------- ------------- ------------------------------- -------------- --------------------------
1/1/05 to      Options to        71,000        Option granted - no              4(2)       Expire five years from
3/31/05        purchase                        consideration received by                   date vested, options
               common stock                    Company until exercise                      vest ratably over five
               granted to                                                                  years at exercise prices
               employees                                                                   ranging from $6.79 to
                                                                                           $11.86 per share

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


                                            ParkerVision, Inc.
                                            Registrant



September 28, 2005                          By: /s/Jeffrey L. Parker
                                                ---------------------
                                            Jeffrey L. Parker
                                            Chairman and Chief Executive Officer


September 28, 2005                          By: /s/Cynthia L. Poehlman
                                                -----------------------
                                            Cynthia L. Poehlman
                                            Chief Financial Officer