Form 10-Q/A
period 2005-06-30
PARKERVISION INC
filed 2005-09-28
CIK 914139

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                     June 30, 2005              December 31, 2004
                                                                      (unaudited)
                                                                 ----------------------        --------------------
CURRENT ASSETS:
   Cash and cash equivalents                                         $   17,610,433                $    6,434,901
   Short-term investments                                                 1,295,767                     1,363,571
   Accounts receivable, net of allowance for doubtful
      accounts of $157,927 and $19,164 at June 30, 2005
      and December 31, 2004, respectively                                   122,845                       310,400
   Interest and other receivables                                           247,688                     1,277,497
   Inventories, net                                                         403,669                     2,625,763
   Prepaid expenses and other current assets                              1,503,428                     1,781,595
                                                                 ----------------------        --------------------
          Total current assets                                           21,183,830                    13,793,727

PROPERTY AND EQUIPMENT, net                                               2,376,880                     3,372,894

OTHER ASSETS, net                                                         9,139,452                    10,914,017
                                                                 ----------------------        --------------------
          Total assets                                                   32,700,162                    28,080,638
                                                                 ======================        ====================
CURRENT LIABILITIES:
   Accounts payable                                                         435,640                       857,954
   Accrued expenses:
        Salaries and wages                                                1,561,319                     1,130,860
        Professional fees                                                    98,000                       202,787
        Warranty reserves                                                    37,089                         4,853
        Purchase commitments                                                      0                       194,000
        Other accrued expenses                                              324,546                       524,930
   Deferred revenue                                                         830,545                       407,403
                                                                 ----------------------        --------------------
          Total current liabilities                                       3,287,139                     3,322,787
                                                                 ----------------------        --------------------
COMMITMENTS AND CONTINGENCIES
       (Notes 7, 8, 10 and 11)                                                    -                             -
                                                                 ----------------------        --------------------
SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000
     shares authorized, 20,900,374 and 18,006,324 shares
     issued and outstanding at June 30, 2005 and December
     31, 2004, respectively                                                 209,004                       180,063
   Warrants outstanding                                                  17,693,482                    14,573,705
   Additional paid-in capital                                           137,693,039                   120,488,205
   Accumulated other comprehensive loss                                      (3,396)                         (427)
   Accumulated deficit                                                 (126,179,106)                 (110,483,695)
                                                                 ----------------------        --------------------
          Total shareholders' equity                                     29,413,023                    24,757,851
                                                                 ----------------------        --------------------
          Total liabilities and shareholders' equity                 $   32,700,162                 $  28,080,638
                                                                 ======================        ====================

   The accompanying notes are an integral part of these financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        Three months ended June 30,               Six months ended June 30,
                                                   --------------------------------------    -------------------------------------
                                                         2005                 2004                 2005                2004
                                                   -----------------    -----------------    -----------------    ----------------
Product revenue                                    $     122,397          $   63,811           $     294,379         $    109,586
Royalty revenue                                                0                   0                       0              250,000
                                                   -----------------    -----------------    -----------------    ----------------
     Net revenues                                        122,397              63,811                 294,379              359,586
                                                   -----------------    -----------------    -----------------    ----------------

Cost of goods sold                                       133,791              81,209                 395,515              129,293
Write down of inventory to net realizable value        2,250,586                   0               2,250,586                    0
                                                   ----------------- -- ----------------- -- ----------------- -- ----------------
Gross margin                                          (2,261,980)            (17,398)             (2,351,722)             230,293
                                                   -----------------    -----------------    -----------------    ----------------

Research and development expenses                      3,192,260           2,399,076               6,113,934            5,375,743
Marketing and selling expenses                         1,282,668             416,013               2,272,638              678,355
General and administrative expenses                    1,805,789           1,135,148               3,333,529            2,169,729
Impairment loss and loss on disposal of equipment      1,871,490                   0               1,880,196                    0
                                                   -----------------    -----------------    -----------------    ----------------
     Total operating expenses                          8,152,207           3,950,237              13,600,297            8,223,827
                                                   -----------------    -----------------    -----------------    ----------------

Interest and other income                                223,017              46,572                 256,608               99,848
                                                   -----------------    -----------------    -----------------    ----------------

Loss from continuing operations                      (10,191,170)         (3,921,063)            (15,695,411)          (7,893,686)

Net gain from discontinued operations
  (including gain on the disposal of
    $11,209,226 in 2004)                                       0           9,179,347                       0            7,789,709
                                                   -----------------    -----------------    -----------------    ----------------

Net (loss)  income                                   (10,191,170)          5,258,284             (15,695,411)            (103,977)

Unrealized gain (loss) on securities                         746             (25,317)                (2,969)             (26,351)
                                                   -----------------    -----------------    -----------------    ----------------

Comprehensive (loss) income                         $(10,190,424)         $5,232,967           $(15,698,380)           $(130,328)
                                                   =================    =================    =================    ================
Basic and diluted net loss per common share
  Continuing operations                                    $(0.49)            $(0.22)                $(0.80)              $(0.44)
  Discontinued operations                                    0.00               0.51                   0.00                 0.43
                                                   -----------------    -----------------    -----------------    ----------------
Total                                                      $(0.49)           $  0.29                 $(0.80)             $ (0.01)
                                                   =================    =================    =================    ================

   The accompanying notes are an integral part of these financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                  Three Months Ended                       Six Months Ended
                                                                       June 30,                                June 30,
                                                          ------------------------------------   ----------------------------------
                                                                2005                2004              2005                 2004
                                                          -----------------    ---------------   ----------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                      $(10,191,170)        $  5,258,284       $(15,695,411)       $   (103,977)
   Adjustments to reconcile net (loss) income to net
     cash used in operating activities:
        Depreciation and amortization                          785,041              742,129          1,586,352           1,538,246
        Amortization of discounts on investments                 7,258               10,063             14,835              23,449
        Provision for obsolete inventories                           0               20,000             67,940              95,000
        Write-down of inventory to net realizable value      2,250,586                    0          2,250,586                   0
        Impairment loss on other assets                      1,245,792                    0          1,245,792                   0
        Stock compensation                                     229,150              405,909            429,150             605,909
        Gain on sale of discontinued operations                      0          (11,209,226)                 0         (11,209,226)
        Loss on disposal and impairment of equipment           625,697                  640            634,404               1,275
        Changes in operating assets and liabilities, net
           of disposition in 2004:
           Accounts receivable, net                             76,671              338,022            187,555             194,284
           Inventories                                          59,804           (1,559,721)           (96,432)         (2,140,332)
           Prepaid expenses, interest receivable
             and other assets                                1,417,748              601,395          1,484,633             533,286
           Accounts payable and accrued expenses               111,801           (1,386,578)          (458,790)            279,584
           Deferred revenue                                    236,065              249,349            423,142              48,593
                                                          ----------------    ----------------   ----------------    --------------
                Total adjustments                            7,045,613          (11,788,018)         7,769,167         (10,029,932)
                                                          ----------------    ----------------   ----------------    --------------
                Net cash used in operating activities       (3,145,557)          (6,529,734)        (7,926,244)        (10,133,909)
                                                          -----------------    ---------------   ----------------    --------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity/sale of investments                        0              500,000            300,000             800,000
   Purchase of investments                                    (250,000)                   0           (250,000)                  0
   Proceeds from sale of video business unit
     assets and other property and equipment                         0           10,903,939                  0          10,903,939
   Purchases of property and equipment                        (302,058)            (199,210)          (479,435)           (422,627)
   Payments for patent costs                                  (437,133)            (230,369)          (705,593)           (382,590)
                                                          -----------------    ---------------   ----------------    --------------
                Net cash (used in) provided
                  by investing activities                     (989,191)          10,974,360         (1,135,028)         10,898,722
                                                          -----------------    ---------------   ----------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                            0                    0         20,236,804                   0
                                                          -----------------    ---------------   ----------------    --------------
                Net cash provided by financing activities            0                    0         20,236,804                   0
                                                          -----------------    ---------------   ----------------    --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                            (4,134,748)           4,444,626         11,175,532             764,813

CASH AND CASH EQUIVALENTS, beginning of period              21,745,181           13,788,062          6,434,901          17,467,875
                                                          -----------------    ---------------   ----------------    --------------

CASH AND CASH EQUIVALENTS, end of period                   $17,610,433          $18,232,688        $17,610,433         $18,232,688
                                                          =================    ===============   ================    ==============

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

      A reconciliation of the changes in the aggregate product warranty liability for the three and six-month periods ended June 30, 2005 are as follows:

                                                                                       Warranty Reserve
                                                                                         Debit (Credit)
                                                                     --------------------------------------------------
                                                                     Three months ended June    Six month ended June
                                                                             30, 2005                 30, 2005
                                                                     --------------------------------------------------
      Balance at the beginning of the period                                  $  (6,216)               $  (4,853)
      Accruals for warranties issued during the period                          (30,873)                 (32,236)
      Settlements made (in cash or in kind) during the period                         0                        0
                                                                     --------------------------------------------------
      Balance at the end of the period                                        $ (37,089)               $ (37,089)
                                                                     ==================================================

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

                                                                       Deferred Revenue from Extended Service Contracts
                                                                    -----------------------------------------------------
                                                                      Three months ended            Six months ended
                                                                         June 30, 2004               June 30, 2004
                                                                    ------------------------    -------------------------
      Accruals for contracts issued during the period                             (16,575)                     (129,875)
      Revenue recognized during the period                                         92,976                       236,428
      Reduction as a result of discontinued operations                            455,031                       455,031
                                                                    ------------------------    -------------------------
      Balance at the end of the period                                          $       0                     $       0
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

5.    INVENTORIES:

      Inventories consist of the following:

                                                             June 30,          December 31, 2004
                                                                2005
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

Gross Margin

The gross margins for products and royalties for the three and six-month periods were as follows:

                               June 30, 2005      June 30, 2004
                              ----------------   ----------------
Products
  Three month period            $(2,261,980)          $ (17,398)
   Six month period             $(2,351,722)          $ (19,707)
Royalties
   Three month period           $         0           $       0
   Six month period             $         0           $ 250,000

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


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk. Not
        Applicable


ITEM 4. Controls and Procedures.

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. For the three month period covered by this report, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


ITEM 6. Exhibits and Reports on Form 8-K.

        (a)   Exhibits.

              31.1  Section 302 Certification of Jeffery L. Parker, CEO

              31.2  Section 302 Certification of Cynthia Poehlman, CFO

              32.1  Section 906 Certification

              99.1 Risk Factors (Previously filed with Form 10Q for the period ended June 30, 2005.)

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