Form 10-Q
period 2005-09-30
PARKERVISION INC
filed 2005-11-07
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)
    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 28, 2005, 20,910,915 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,
                                                                                     2005          December 31,
                                                                                  (unaudited)          2004
                                                                                 -------------    -------------
CURRENT ASSETS:
   Cash and cash equivalents                                                     $  13,275,751    $   6,434,901
   Short-term investments                                                            1,288,807        1,363,571
   Accounts receivable, net of allowance for doubtful
      accounts of $144,097 and $19,164 at September 30, 2005
      and December 31, 2004, respectively                                               27,916          310,400
   Interest and other receivables                                                      264,751        1,277,497
   Inventories, net                                                                    153,039        2,625,763
   Prepaid expenses and other current assets                                         1,261,710        1,781,595
                                                                                 -------------    -------------
          Total current assets                                                      16,271,974       13,793,727

PROPERTY AND EQUIPMENT, net                                                          2,297,799        3,372,894

OTHER ASSETS, net                                                                    9,371,562       10,914,017
                                                                                 -------------    -------------
          Total assets                                                              27,941,335       28,080,638
                                                                                 =============    =============

CURRENT LIABILITIES:
   Accounts payable                                                                    568,184          857,954
   Accrued expenses:
        Salaries and wages                                                             802,477        1,130,860
        Professional fees                                                              572,704          202,787
        Warranty reserves                                                               10,270            4,853
        Purchase commitments                                                                 0          194,000
        Other accrued expenses                                                         174,976          524,930
   Deferred revenue                                                                    295,064          407,403
                                                                                 -------------    -------------
          Total current liabilities                                                  2,423,675        3,322,787
                                                                                 -------------    -------------

COMMITMENTS AND CONTINGENCIES
   (Notes 7, 8, 10 and 11)                                                                  --               --
                                                                                 -------------    -------------

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares authorized, 20,901,374 and
     18,006,324 shares issued and outstanding at September 30, 2005 and
     December 31, 2004, respectively                                                   209,014          180,063
   Warrants outstanding                                                             17,693,482       14,573,705
   Additional paid-in capital                                                      137,699,029      120,488,205
   Accumulated other comprehensive loss                                                 (3,099)            (427)
   Accumulated deficit                                                            (130,080,766)    (110,483,695)
                                                                                 -------------    -------------
          Total shareholders' equity                                                25,517,660       24,757,851
                                                                                 -------------    -------------
          Total liabilities and shareholders' equity                             $  27,941,335    $  28,080,638
                                                                                 =============    =============

              The accompanying notes are an integral part of these
                             financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                   Three months ended September 30,     Nine months ended September 30,
                                                    ------------------------------      ------------------------------
                                                        2005              2004              2005              2004
                                                    ------------      ------------      ------------      ------------
Product revenue                                     $    430,135      $     62,510      $    724,514      $    172,096
Royalty revenue                                                0                 0                 0           250,000
                                                    ------------      ------------      ------------      ------------
                  Net revenues                           430,135            62,510           724,514           422,096
                                                    ------------      ------------      ------------      ------------

Cost of goods sold                                       338,669            83,188           734,184           212,482
Write down of inventory to net realizable value                0                 0         2,250,586                 0
                                                    ------------      ------------      ------------      ------------
Gross margin                                              91,466           (20,678)       (2,260,256)          209,614
                                                    ------------      ------------      ------------      ------------


Research and development expenses                      2,187,921         2,784,904         8,301,855         8,160,648
Marketing and selling expenses                           561,761           588,581         2,834,399         1,266,936
General and administrative expenses                    1,387,480         1,668,862         4,721,437         3,838,591
Impairment loss and (gain) loss on disposal of                 0
   equipment                                              (5,658)                0         1,874,110
                                                    ------------      ------------      ------------      ------------
     Total operating expenses                          4,131,504         5,042,347        17,731,801        13,266,175
                                                    ------------      ------------      ------------      ------------

Interest and other income                                138,378            56,013           394,986           155,863
                                                    ------------      ------------      ------------      ------------

Loss from continuing operations                       (3,901,660)       (5,007,012)      (19,597,071)      (12,900,698)

Net (loss) gain from discontinued operations
  (including gain on the disposal of
    $11,156,177 in 2004)                                       0           (81,307)                0         7,708,402
                                                    ------------      ------------      ------------      ------------

Net loss                                              (3,901,660)       (5,088,319)      (19,597,071)       (5,192,296)

Unrealized gain (loss) on securities                         297            (1,676)           (2,672)          (28,027)
                                                    ------------      ------------      ------------      ------------

Comprehensive loss                                  $ (3,901,363)     $ (5,089,995)     $(19,599,743)     $ (5,220,323)
                                                    ============      ============      ============      ============

Basic and diluted net loss per common share
  Continuing operations                             $      (0.19)     $      (0.28)     $      (0.97)     $      (0.72)
  Discontinued operations                                   0.00              0.00              0.00              0.43
                                                    ------------      ------------      ------------      ------------
Total                                               $      (0.19)     $      (0.28)     $      (0.97)     $      (0.29)
                                                    ============      ============      ============      ============

              The accompanying notes are an integral part of these
                             financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                       Three Months Ended                  Nine Months Ended
                                                                          September 30,                      September 30,
                                                                  -----------------------------     ------------------------------
                                                                     2005               2004           2005               2004
                                                                  ------------      ------------    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $ (3,901,660)     $ (5,088,319)   $(19,597,071)     $ (5,192,296)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                  443,242           766,914       2,029,594         2,305,160
        Amortization of discounts on investments                         7,257             8,573          22,092            32,022
        Provision for obsolete inventories                                   0            45,365          67,940           140,365
        Write-down of inventory to net realizable value                      0                 0       2,250,586                 0
        Impairment loss on other assets                                      0                 0       1,245,792                 0
        Stock compensation                                             229,150           200,000         658,300           805,909
        Gain on sale of discontinued operations                              0            53,049               0       (11,156,177)
        (Gain) loss on disposal and impairment of equipment             (5,658)                0         628,746                 0
        Changes in operating assets and liabilities, net of
         disposition in 2004:
          Accounts receivable, net                                      94,929          (125,900)        282,484            68,384
          Inventories                                                  250,630        (2,092,744)        154,198        (4,233,076)
          Prepaid expenses, interest receivable and other assets         4,414           322,133       1,489,047           509,358
          Accounts payable and accrued expenses                       (327,983)          630,120        (786,773)          909,704
          Deferred revenue                                            (535,481)          484,985        (112,339)          533,578
                                                                  ------------      ------------    ------------      ------------
            Total adjustments                                          160,500           292,495       7,929,667       (10,084,773)
                                                                  ------------      ------------    ------------      ------------
            Net cash used in operating activities                   (3,741,160)       (4,795,824)    (11,667,404)      (15,277,069)
                                                                  ------------      ------------    ------------      ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity/sale of investments                                0           670,000         300,000         1,470,000
   Purchase of investments                                                   0                 0        (250,000)                0
   Proceeds from sale of video business unit assets and other
     property and equipment                                             15,650           934,826          15,650        12,184,826
   Purchases of property and equipment                                (180,390)         (439,283)       (659,825)         (860,635)
   Payments for patent costs and other intangible assets              (434,782)       (1,158,696)     (1,140,375)       (1,541,286)
                                                                  ------------      ------------    ------------      ------------
            Net cash (used in) provided by investing activities       (599,522)            6,847      (1,734,550)       11,252,905
                                                                  ------------      ------------    ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                6,000                 0      20,242,804                 0
                                                                  ------------      ------------    ------------      ------------
            Net cash provided by financing activities                    6,000                 0      20,242,804                 0
                                                                  ------------      ------------    ------------      ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                    (4,334,682)       (4,788,977)      6,840,850        (4,024,164)

CASH AND CASH EQUIVALENTS, beginning of period                      17,610,433        18,232,688       6,434,901        17,467,875
                                                                  ------------      ------------    ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                          $ 13,275,751      $ 13,443,711    $ 13,275,751      $ 13,443,711
                                                                  ============      ============    ============      ============

              The accompanying notes are an integral part of these
                             financial statements.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.    ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements of ParkerVision, Inc. and subsidiary (the "Company", or "ParkerVision") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

      These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 2004. There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2004.

      Consolidated Statements of Cash Flows. The Company paid no cash for income taxes or interest for the three or nine-month periods ended September 30, 2005 and 2004. In connection with the private placement of 2,880,000 shares of the Company's common stock on March 10, 2005, the Company issued warrants to purchase 720,000 shares of common stock. These warrants were recorded at their estimated fair value of approximately $3.1 million (see
      Note 8). On April 12, 2005, the Company issued options, valued at approximately $146,000, under the terms of the 2000 Performance Equity Plan as consideration for professional services. On May 14, 2004, the Company issued restricted common stock, valued at approximately $206,000, under the terms of the 2000 Performance Equity Plan to former employees as part of the severance package pertaining to the discontinued operations of the video business unit (see Note 10). In May 2004, warrants previously issued by the Company in conjunction with a private placement in the amount of $2,233,800 expired and were reclassified to additional paid in capital.

      Warranty Costs
      The Company warrants its products against defects in workmanship and materials for approximately one year. Estimated costs related to warranties are accrued at the time of revenue recognition. The warranty obligations related to the Company's video business were transferred to Thomson upon sale of the assets of the video business unit (see Note 10). For the three and nine month periods ended September 30, 2005, warranty (recoveries) expenses were $(25,598) and $6,638, respectively. For the three and nine month periods ended September 30, 2004, warranty expenses were $962 and $13,317, respectively, of which $0 and $10,587, respectively, were included in discontinued operations.

      A reconciliation of the changes in the aggregate product warranty liability for the three and nine-month periods ended September 30, 2005 are as follows:

                                                                                       Warranty Reserve
                                                                                         Debit (Credit)
                                                                     ------------------------------------------------------
                                                                        Three months ended            Nine month ended
                                                                        September 30, 2005           September 30, 2005
                                                                     -------------------------    -------------------------
     Balance at the beginning of the period                                   $(37,089)                   $  (4,853)
     Accruals for warranties issued during the period                                0                      (32,236)
     Accruals related to pre-existing warranties
       (including changes in estimates)                                         25,598                       25,598
     Settlements made (in cash or in kind) during the period                     1,221                        1,221
                                                                     -------------------------    -------------------------
     Balance at the end of the period                                         $(10,270)                    $(10,270)
                                                                     =========================    =========================

      The extended service and support contract obligations related to the Company's video business were transferred to Thomson upon sale of the assets of the video business unit (see Note 10). The Company no longer provides extended service and support contracts on its current products. A reconciliation of the changes in the aggregate deferred revenue from extended service contracts for the three and nine month periods ended September 30, 2004 are as follows:

                                                                   Deferred Revenue from Extended Service Contracts
                                                                 -----------------------------------------------------
                                                                   Three months ended           Nine months ended
                                                                   September 30, 2004           September 30, 2004
                                                                 ------------------------    -------------------------
Balance at the beginning of the period                                     $      0                     $(561,584)
Accruals for contracts issued during the period                                   0                      (129,875)
Revenue recognized during the period                                              0                       236,428
Reduction as a result of discontinued operations                                  0                       455,031
                                                                 ------------------------    -------------------------
Balance at the end of the period                                           $      0                     $       0
                                                                 ========================    =========================

      Revenue Recognition.
      Revenue from product sales is generally recognized at the time the product is shipped, provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the sales price is fixed or determinable and collection of the receivable is reasonably assured. The Company's product revenue for 2005 and 2004 relates primarily to products sold through retail distribution channels, with limited sales direct to end users through the Company's own website and direct value added resellers. Retail distributors are generally given business terms that allow for the return of unsold inventory. In addition, the Company offers a 30-day money back guarantee on its products. With regard to sales through a distribution channel where the right to return unsold product exists, the Company recognizes revenue on a sell-through method utilizing information provided by the distribution channel. At September 30, 2005 and December 31, 2004, the Company had deferred revenue from product sales in the distribution channel of $295,064 and $407,403, respectively. In addition, since the Company does not have sufficient history with sales of this nature to establish an estimate of expected returns, it has recorded a return reserve in the amount of 100% of product sales within the 30-day guarantee period.

      In addition to the reserve for sales returns, gross product revenue is reduced for price protection programs, customer rebates and cooperative marketing expenses deemed to be sales incentives to derive net revenue. For the nine month period ended September 30, 2005, net revenue was reduced for cooperative marketing costs in the amount of $35,532. For the three and nine month periods ended September 30, 2004, net revenue was reduced for cooperative marketing costs in the amount of $42,000 and $108,500 respectively.

      Accounting for Stock-Based Compensation.
      At September 30, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. For non-employee stock option grants, the Company applies the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", ("FAS 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148"). For employee stock option grants, no stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123, as amended by FAS 148, to stock-based employee compensation.

                                                   Three months ended                          Nine months ended
                                          ------------------------------------      ---------------------------------------
                                           September 30,        September 30,          September 30,          September 30,
                                               2005                 2004                    2005                  2004
                                          --------------      ----------------      -------------------      --------------
Net loss, as reported                     $   (3,901,660)     $     (5,088,319)     $       (19,597,071)     $   (5,192,296)
Deduct:  Total stock-based
employee compensation expense
determined under fair value method
                                              (1,958,207)           (2,767,828)              (5,446,138)         (8,476,259)
                                          --------------      ----------------      -------------------      --------------
Pro forma net loss                        $   (5,859,867)     $     (7,856,147)     $       (25,043,209)     $  (13,668,555)
                                          ==============      ================      ===================      ==============
Basic and diluted net loss per share:
                                          ==============      ================      ===================      ==============
As reported                               $         (.19)     $           (.28)     $              (.97)     $         (.29)
                                          ==============      ================      ===================      ==============
Pro forma                                 $         (.28)     $           (.44)     $             (1.24)     $         (.76)
                                          ==============      ================      ===================      ==============

      Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)). FAS 123(R) revises FAS123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB
      25) and amends FASB Statement No. 95, Statement of Cash Flows (FAS 95). The provisions of FAS 123(R) apply to awards that are granted, modified, or settled at the beginning of annual reporting period that starts after June 15, 2005. The Company will adopt FAS 123(R) effective January 1, 2006 on a modified prospective basis without restatement of prior years. The Company has determined that FAS 123(R) will have a substantial impact on the financial statements of the Company due to its requirement to expense the fair value of employee stock options and other forms of stock-based compensation in the Company's consolidated statement of operations, thereby increasing losses and loss per share. The Company anticipates that the stock based compensation impact on fiscal year 2006 will be approximately $1,243,000 based on existing outstanding options that vest in future periods.

      Reclassifications

      Certain reclassifications have been made to the 2004 consolidated financial statements in order to conform to the 2005 presentation.

2.    COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITY

      On June 23, 2005 the Company's Board of Directors unanimously approved management's decision to exit its retail business activities. On June 28, 2005 the Company formally announced its exit plan and terminated 44 employees whose roles were related to retail business activities. As of June 30, 2005, termination benefits of approximately $575,000 were accrued and charged to expense in the consolidated statement of operations. All of these accrued termination benefits were paid as of September 30, 2005.

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

      The Company also reduced the carrying value of its inventories to their estimated realizable value at June 30, 2005, resulting in a charge of approximately $2.25 million which is included as a separate component of cost of goods sold in the consolidated statement of operations.

      During the third quarter of 2005, the Company initiated the process of reclaiming unsold product inventory from the distribution channel, liquidating its raw materials and finished product inventory through wholesale channels and liquidating its manufacturing and prototype facility assets and other property and equipment utilized in the retail business activities. The Company anticipates substantial completion of this process in the fourth quarter of 2005.

3.    LOSS PER SHARE

      Basic loss per share is determined based on the weighted average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended September 30, 2005 and 2004 are 20,901,135 and 18,006,324,
      respectively. The weighted average number of common shares outstanding for the nine-month periods ended September 30, 2005 and 2004 are 20,126,637 and 17,983,343, respectively. Options and warrants to purchase 6,608,435 and 7,095,507 shares of common stock were outstanding at September 30, 2005 and 2004, respectively, and were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

4.    INVESTMENTS

      At September 30, 2005 and December 31, 2004, short-term investments included investments classified as available-for-sale reported at their fair value based on quoted market prices of $1,038,807 and $1,363,571, respectively. Short term investments at September 30, 2005 also included a certificate of deposit reported at cost of $250,000. The certificate of deposit, which expires in November 2005, was purchased to secure a standby letter of credit with one of the Company's retailers for purposes of guaranteeing payments on customer rebate programs.


5.  INVENTORIES:

     Inventories consist of the following:

                                                  September 30,   December 31,
                                                     2005             2004
                                                  -----------     -----------
    Purchased materials                           $    89,619     $ 1,837,364
    Work in process                                         0         165,709
    Finished goods                                     63,420         831,435
                                                  -----------     -----------
                                                      153,039       2,834,508
    Less allowance for inventory obsolescence               0        (208,745)
                                                  -----------     -----------
                                                  $   153,039     $ 2,625,763
                                                  ===========     ===========

    On June 28, 2005, the Company announced its plans to exit its retail business activities and its inventories were reduced to their estimated net realizable values (see Note 2). The Company is in the process of reclaiming any remaining unsold finished goods inventory from its retail outlets and distributors and has an agreement in place with a wholesaler to purchase the remaining inventory upon its return to the Company. In addition, the Company's purchased materials inventory has been consigned to a wholesaler.

6.  OTHER ASSETS:

     Other assets consist of the following:

                                                        September 30, 2005
                                  ----------------------------------------------------------------
                                    Gross Carrying          Accumulated
                                        Amount             Amortization            Net Value
                                  -------------------    ------------------    -------------------
    Patents and copyrights               $11,626,540           $(2,884,774)           $8,741,766
    Prepaid licensing fees                   705,000              (367,500)              337,500
    Deposits and other                       292,296                     0               292,296
                                  -------------------    ------------------    -------------------
                                         $12,623,836           $(3,252,274)           $9,371,562
                                  ===================    ==================    ===================


                                                         December 31, 2004
                                  ----------------------------------------------------------------
                                    Gross Carrying          Accumulated
                                        Amount             Amortization            Net Value
                                  -------------------    ------------------    -------------------
    Patents and copyrights             $10,486,165          $(2,462,477)            $  8,023,688
    Prepaid licensing fees               2,405,000           (1,029,250)               1,375,750
    Other intangible assets                841,140             (116,825)                 724,315
    Prepaid services, non
      current portion                      200,000                    0                  200,000
    Deposits and other                     590,264                    0                  590,264
                                  -------------------    ------------------    -------------------
                                       $14,522,569          $(3,608,552)            $ 10,914,017
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

7.    STOCK OPTIONS

      For the three months ended September 30, 2005, the Company granted stock options under the 2000 Performance Equity Plan (the "2000 Plan") to certain members of the executive management group. The Chief Executive Officer was granted a fully vested option to purchase 75,000 shares of common stock. Other members of the executive management group were granted options to purchase an aggregate of 134,000 shares of common stock which vest over three years. All of the options granted have an exercise price of $5.77 per share and expire seven years from the date of grant.

      As of September 30, 2005 options to purchase 1,266,020 shares of common stock were available for future grants under the 2000 Plan.

8.    STOCK AUTHORIZATION AND ISSUANCE

      On September 19, 2005 the Company entered into a consulting agreement with an independent engineering consultant to perform services for the Company over a one year period. Total consideration for the services in the amount of $160,000 is payable to the consultant in cash or in shares of ParkerVision common stock at the Company's sole option. Payments will be made in equal installments on October 3, 2005, January 2, 2006 and April 3, 2006. As of the date of the agreement, the total payment of $160,000 was recorded as an other asset which is amortized ratably over the service period, or one year. A corresponding liability has been recorded in other accrued expenses and will be reduced as the installment payments are paid to the consultant.

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

      Under the terms of the private placement transaction, the Company is required to maintain an effective registration statement for the shares of common stock, including the shares underlying the warrants. In the event that the registration statement ceases to be effective for a period of thirty consecutive days, or greater than sixty non consecutive days in a twelve month period, the Company is obligated to pay liquidated damages to the Investors. The liquidated damages are calculated as 1% of the purchase price paid by the Investors for each thirty day period in which the registration statement is not in effect, for a maximum of 10% of the purchase price paid, or $2,160,000. The liquidated damages are only payable relative to the shares of common stock still held by the Investors.

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

      The sale agreement provides that each party will indemnify the other for damages incurred as a result of the breach of their respective representations and warranties and failure to observe their covenants. In general, the representations and warranties will survive for 18 months after the closing and will not be affected by any investigation by the other party. Each party is obligated to indemnify the other up to $4,000,000, once a threshold of $150,000 in damages is achieved. Additionally, the Company must indemnify Thomson against intellectual property claims for an unlimited period of time, without any minimum threshold, and with a separate maximum of $5,000,000. Certain other claims by Thomson will not be limited as to time or amount.

      The operations of the video business unit were classified as discontinued operations when the operations and cash flows of the business unit were eliminated from ongoing operations. The prior years' operating activities for the video business unit have also been reclassified to "Loss from discontinued operations" in the accompanying consolidated statement of operations.





     Discontinued operations for the three and nine month periods below include the following components:

                                                              Three Month Period        Nine Month Period Ended
                                                                     Ended
                                                            ------------------------    -------------------------
                                                              September 30, 2004           September 30, 2004
                                                            ------------------------    -------------------------
     Net revenues                                                  $      0                    $ 1,507,664
     Cost of goods sold and operating expenses                      (28,258)                    (4,955,439)
                                                            ------------------------    -------------------------
     Net loss from operations                                       (28,258)                    (3,447,775)
     Gain (loss) on sale of assets                                  (53,049)                    11,156,177
                                                            ------------------------    -------------------------
     (Loss) gain from  discontinued operations                     $(81,307)                   $ 7,708,402
                                                            ========================    =========================


11.   LEGAL PROCEEDINGS

      The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

12.   LIQUIDITY AND CAPITAL RESOURCES

      In June 2005, the Company announced its decision to exit its retail business activities and continue its pursuit of a business strategy as a fabless semiconductor company. The Company does not anticipate generating revenue from its original equipment manufacturer ("OEM") activities in 2005 and furthermore expects limited remaining revenue recognition from its retail products. The Company's ability to generate future revenues is dependent upon the rate at which the Company is able to secure OEM design wins and produce integrated circuits ("IC's") to OEM specifications.

      The overall revenues for 2005 will not be sufficient to cover the operational expenses of the Company for this fiscal year. The expected losses and negative cash flow will continue to be funded by the use of available working capital. At September 30, 2005, the Company had working capital of approximately $13.8 million including approximately $14.6 million in cash, cash equivalents and short-term investments. The Company believes that its current capital resources will be sufficient to support the Company's liquidity requirements at least through the first half of 2006. The long-term continuation of the Company's business plans is dependent upon generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient revenues, it will be required to obtain additional funding through public or private financing, if available, and/or reduce certain discretionary spending. Management believes certain operating costs could be reduced if working capital decreases significantly and additional funding is not available. Management also believes it has the potential to collect non recurring engineering charges and/or advance payments for custom designed products from OEM prospective customers to offset certain product development expenses. In addition, the Company currently has no outstanding long-term debt obligations. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending will have a material adverse effect on the Company's current operations and its ability to achieve its intended long-term business goals.



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


Results of Operations for Each of the Three and Nine-Month Periods Ended September 30, 2005 and 2004

General

On June 28, 2005 the Company announced its plan to exit its retail business activities and continue its pursuit of an OEM business strategy as a pure-play fabless semiconductor company. The Company's decision to exit its retail activities was precipitated by increased interest from OEM prospects in the Company's core wireless technologies. Management determined that the investment required to increase brand awareness, expand product offerings, and expand the distribution channel for retail products would detract from the Company's ability to capitalize on OEM opportunities.

Exiting the retail business resulted in charges to the Company's second quarter operating results totaling approximately $4.7 million, primarily related to employee severance benefits and the reduction of assets to their expected recovery value. During the third quarter of 2005, the Company initiated the process of reclaiming unsold product inventory from the distribution channel, liquidating its raw materials and finished product inventory through wholesale channels and liquidating its manufacturing and prototype facility assets and other property and equipment utilized in the retail business activities. The Company anticipates substantial completion of its retail exit activities by the end of 2005.


Revenues

Product revenues for the three and nine month periods ended September 30, 2005 and 2004 represent sales of wireless consumer products. Product revenues for the three month periods ended September 30, 2005 and 2004 were $430,135 and $62,510, respectively. Product revenues for the nine month periods ended September 30,

2005 and 2004 were $724,514 and $172,096, respectively. In the first quarter of 2004, the Company also recognized a one-time, previously deferred royalty payment of $250,000 upon termination of a licensing agreement.

The increase in product revenue from 2004 to 2005 is primarily a result of the Company's expansion of its retail distribution channel starting in the third quarter of 2004. In addition, the third quarter of 2005 included revenues from the liquidation of remaining on-hand finished product inventory to a wholesaler and the recognition of sell-through revenues from retailers based on expiration of such retailers' right to return unsold merchandise. At September 30, 2005, the Company has $295,064 in deferred revenue which represents the maximum potential remaining revenue to be realized from retail product sales. The Company expects a substantial portion of this deferred revenue will be recognized as product revenue over the next two quarters as additional retailers' rights to return merchandise expire. Alternatively, certain distributors have the right to return unsold merchandise through the first quarter of 2006, at which time the returned inventory will be liquidated through wholesale channels.

The Company is actively pursuing OEM design opportunities for its ICs but does not anticipate generating revenue from sales of its ICs in 2005.

Gross Margin

The gross margins for products and royalties for the three and nine-month periods were as follows:


                          September 30,    September 30,
                              2005             2004
                          -------------    -----------
Products
  Three month period      $    91,466      $   (20,678)
   Nine month period      $(2,260,256)     $   (40,386)
Royalties
   Three month period     $         0      $         0
   Nine month period      $         0      $   250,000


As a result of the Company's decision to exit its retail business activities, the Company's 2005 product margins were negatively impacted by a $2.25 million write down of inventory to estimated net realizable value in June 2005. This reduction in inventory value was due to the Company's expectation that its remaining finished product inventory would be sold through wholesalers at significantly reduced prices than those realized through the retail channel. During the third quarter of 2005, the Company recognized a higher percentage of its revenues from the retail channel resulting in less product sales through wholesale liquidation and an overall higher average selling price per unit than anticipated. As a result, margins for the quarter ended September 2005 were $91,466, or 21.2% of net revenues.

The Company's product margins in 2004 and the first half of 2005 are reflective of significant excess capacity costs and low volume component purchase costs. The margin recognized on royalty revenues was due to the recognition of a one-time, previously deferred prepaid royalty in connection with the termination of a licensing agreement.

Research and Development Expenses
The Company's research and development expenses for the three month period ended September 30, 2005 were $2,187,921 as compared to $2,784,904 for the same period in 2004. The decrease of

$596,983 was primarily due to the reduction of product engineering staff in June 2005 and decreased depreciation and amortization of fixed and intangible assets that were impaired in connection with the June 2005 exit from retail business activities. These decreases were somewhat offset by increased outsourced engineering fees.

For the nine-month period ended September 30, 2005, the Company's research and development expenses were $8,301,855 as compared to $8,160,648 for the same period in 2004. The increase of $141,207 was primarily due to the cost of maintaining a production facility for prototype purposes in 2005, offset by decreases in outside design services related to retail product development and decreases in depreciation from fully depreciated engineering software and equipment.



Marketing and Selling Expenses
Marketing and selling expenses for the three month period ended September 30, 2005 were $561,761, representing a $26,820 reduction from marketing and selling expenses of $588,581 for the same period in 2004. This reduction is due to decreased marketing expenses for retail product marketing, offset by increased sales and marketing personnel costs related to OEM activities.

For the nine month period ended September 30, 2005 marketing and selling expenses were $2,834,399 compared to $1,266,936 for the same period in 2004. The increase of $1,567,463 for the nine month period was primarily due to increases in sales and marketing personnel and related costs and promotional activities related to the retail business during the first half of 2005.

General and Administrative Expenses
General and administrative expenses for the three month period ended September 30, 2005 were $1,387,480 as compared to $1,668,862 for the same period in 2004, representing a decrease of $281,382. The decrease is primarily due to decreases in personnel, corporate insurance costs and outside professional fees. For the nine month period ended September 30, 2005, general and administrative expenses were $4,721,437 compared to $3,838,591 for the same period in 2004. The increase for the nine month period of $882,846 was primarily due to increases in administrative personnel salaries, outside professional fees, directors' compensation and bad debt provisions, offset somewhat by decreases in corporate insurance costs.

Impairment Loss and Loss (Gain) on Disposal of Equipment
Impairment loss and loss (gain) on disposal of equipment includes gains and losses on the disposal of property and equipment in the normal course of business and losses incurred in June 2005 of approximately $1,872,000 related to impairment of certain fixed assets, intangible assets, and prepaid licenses fees in connection with the Company's exit from retail activities (see Note 2).

Interest and Other Income
Interest and other income consist of interest earned on the Company's investments, net gains recognized on the sale of investments, and other miscellaneous income. Interest and other income for the three and nine month periods ended September 30, 2005 were $138,378 and $394,986, respectively, as compared to $56,013 and $155,863 for the same periods in 2004. The increases of approximately $82,365 and $239,123 for the three and nine month periods were primarily due to an increase in cash and investments from the proceeds of the private placement in the first quarter of 2005 and proceeds from the sale of scrap inventory, offset by the continued use of cash and investments to fund operations.

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


Net (loss) gain from discontinued operations for the three and nine month periods below include the following components:

                                              Three Month       Nine Month
                                              Period Ended      Period Ended
                                              ------------      ------------
                                              September 30,     September 30,
                                                  2004              2004
                                              ------------      ------------
Net revenues                                  $          0      $  1,507,664
Cost of goods sold and operating expenses          (28,258)       (4,955,439)
                                              ------------      ------------
Net loss from operations                           (28,258)       (3,447,775)
(Loss) gain on sale of assets                      (53,049)       11,156,177
                                              ------------      ------------

(Loss) gain from discontinued operations      $    (81,307)     $  7,708,402
                                              ============      ============

Loss and Loss per Share
The Company had a net loss of $(3,901,660) or $(0.19) per common share for the three month period ended September 30, 2005 as compared to net loss of $(5,088,319) or $(0.28) per common share for the same period in 2004, representing a decrease in net loss of $1,186,659 or $0.09 per common share. This decrease is primarily due to reduced operating expenses resulting from the Company's June 2005 exit from its retail activities.

The net loss increased from $(5,192,296) or $(0.29) per common share for the nine month period ended September 30, 2004 to $(19,597,071) or $(0.97) per common share for the same period in 2005, representing an increase in the net loss of approximately $14,404,775 or $0.68 per common share. The increase in net loss for the nine month period is primarily due to the 2004 net gain on the sale of the video business unit assets of $7.7 million and severance costs and impairment charges related to the Company's exit from its retail business activities in June 2005 of approximately $4.7 million.

Liquidity and Capital Resources
At September 30, 2005, the Company had working capital of approximately $13.8 million including approximately $14.6 million in cash, cash equivalents and short-term investments. This represents an increase of approximately $3.3 million from working capital of $10.5 million at December 31, 2004. This increase is due to the proceeds from the private placement in March 2005, offset by cash used to fund operations in 2005.

In June 2005, the Company announced its decision to exit its retail business activities and continue its pursuit of an OEM business strategy. The Company does not anticipate generating revenue from its OEM activities in 2005 and furthermore expects that its future potential revenue from retail products will not exceed $300,000. The Company's ability to generate future revenues is dependent upon the rate at which the Company is able to secure OEM design wins and produce IC's to OEM specifications.

The overall revenues for 2005 will not be sufficient to cover the operational expenses of the Company for this fiscal year. The expected losses and negative cash flow will continue to be funded by the use of its available working capital.

On March 14, 2005, ParkerVision received net proceeds of $20.2 million from the sale of equity securities in a private placement transaction. The Company plans to use its cash, cash equivalents and short term investments at September 30, 2005 to fund its future business plans. The Company believes that its current capital resources, which include the March 2005 equity financing, will be sufficient to support the Company's liquidity requirements at least through the first half of 2006. The long-term continuation of the Company's business plans is dependent upon generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient revenues, it will be required to obtain additional funding through public or private financing, if available, and/or reduce certain discretionary spending. Management believes certain operating costs could be reduced if working capital decreases significantly and additional funding is not available. Management also believes it has the potential to collect non recurring engineering charges and/or advance payments for custom designed products from prospective OEM customers to offset certain product development expenses. In addition, the Company currently has no outstanding long-term debt obligations. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on the Company's current operations and its ability to achieve its intended long-term business objectives.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk. Not
Applicable

ITEM 4.  Controls and Procedures.

An evaluation of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. For the three month period covered by this report, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

ITEM 2. Changes in Securities.

Sales of Unregistered Securities

                                         Consideration received and         Exemption      If option, warrant or
                                         description of underwriting or     from           convertible security,
Date of sale   Title of       Number     other discounts to market price    registration   terms of exercise or
               security         sold     afforded to purchasers             claimed        conversion
-------------- -------------- ---------- ---------------------------------- -------------- --------------------------
8/09/05        Options to      75,000     Option granted - no                 4(2)         Expire seven years from
               purchase                   consideration received by                        date granted, options
               common stock               Company until exercise                           are fully vested as of
               granted to                                                                  date of grant at an
               CEO                                                                         exercise price of  $5.77

8/09/05        Options to      134,000    Option granted - no                 4(2)         Expire seven years from
               purchase                   consideration received by                        date granted, options
               common stock               Company until exercise                           vest over three years at
               granted to                                                                  an exercise price of
               officers and                                                                $5.77
               management
               employees

ITEM 3.  Defaults Upon Senior Securities.  Not applicable.


ITEM 4.  Submission of Matters to a Vote of Security Holders.
 The Company held its annual meeting on August 9, 2005. The shareholders elected Messrs. Jeffrey Parker, Todd Parker, David Sorrells, William Hightower, Richard Kashnow, William Sammons, Nam Suh, Papken der Torossian and John Metcalf as directors. The following is a tabulation of votes cast for and against and abstentions for each item submitted for approval:

                                         Votes Cast
                            -------------------------------------
                Name              For              Against         Withheld
    ----------------------- ----------------- ------------------- ------------
    Jeffrey Parker             14,211,276            74,760           -0-
    Todd Parker                14,176,635           109,401           -0-
    David Sorrells             14,211,276            74,760           -0-
    William Hightower          14,204,123            81,913           -0-
    Richard Kashnow            14,187,014            99,022           -0-
    William Sammons            14,185,314           100,722           -0-
    Nam P. Suh                 14,259,993            26,043           -0-
    Papken der Torossian       14,235,384            50,652           -0-
    John Metcalf               14,211,253            74,513           -0-


ITEM 5. Other Information. Not applicable.






ITEM 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

            31.1  Section 302 Certification of Jeffery L. Parker, CEO

            31.2  Section 302 Certification of Cynthia Poehlman, CFO

            32.1  Section 906 Certification

            99.1  Risk Factors


        (b) Reports on Form 8-K.


            1. Form 8-K, dated September 28, 2005. Item 7.01 - Regulation FD Disclosure. Report of ParkerVision, Inc. filing amendments to its Form 10-K report for the fiscal year ended December 31, 2004 and to each of its Form 10-Q reports for the fiscal quarters ended March 31, 2005 and June 30, 2005 with related explanations and clarifications for filings such amendments.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ParkerVision, Inc.

                                            Registrant



November 7, 2005                            By: /s/Jeffrey L. Parker
                                                ---------------------
                                            Jeffrey L. Parker
                                            Chairman and Chief Executive Officer


November 7, 2005                            By: /s/Cynthia L. Poehlman
                                                -----------------------
                                            Cynthia L. Poehlman
                                            Chief Financial Officer