Form 10-K
period 2005-12-31
PARKERVISION INC
filed 2006-03-08
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 1O-K

(Mark One)  (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                              COMMON STOCK RIGHTS

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No|X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

As of June 30, 2005, the aggregate market value of the Issuer's Common Stock, $.01 par value, held by non-affiliates of the Issuer was approximately $101,343,898 (based upon $6.20 share closing price on that date, as reported by The Nasdaq National Market).

As of February 28, 2006, 23,338,635 shares of the Issuer's Common Stock were outstanding.

                                Table of Contents

Forward Looking Statements                                                     4

PART I
  Item 1.   Business                                                           4
  Item 1A.  Risk Factors                                                      10
  Item 1B.  Unresolved Staff Comments                                         14
  Item 2.   Properties                                                        14
  Item 3.   Legal Proceedings                                                 14
  Item 4.   Submission of Matters to a Vote of Security Holders               14

PART II
  Item 5.   Market for the Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of Equity
            Securities                                                        14
  Item 6.   Selected Financial Data                                           16
  Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               16
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk        26
  Item 8.   Consolidated Financial Statements and Supplementary Data          27
  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                               55
  Item 9A.  Controls and Procedures                                           55
  Item 9B.  Other Information                                                 55

PART III
  Item 10.  Directors and Executive Officers of the Registrant                56
  Item 11.  Executive Compensation                                            59
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                        62
  Item 13.  Certain Relationships and Related Transactions                    65
  Item 14.  Principal Accountant Fees and Services                            65

PART IV
  Item 15.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                       66

SIGNATURES                                                                    71

SCHEDULES                                                                     72

INDEX TO EXHIBITS                                                             73

Forward-Looking Statements
We believe that it is important to communicate our future expectations to our shareholders and to the public. This report contains forward-looking statements, including, in particular, statements about our future plans, objectives and expectations under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. When used in this Form 10-K and in future filings by ParkerVision, Inc., ("the Company") with the Securities and Exchange Commission, the words or phrases "will likely result", "management expects", "Company expects", "will continue", "is anticipated", "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Examples of such risks and uncertainties include the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, sources of supply and reliance on our intellectual property. We have no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

                                     PART I

Item 1. Business

                             Description of Business

ParkerVision, Inc. (the "Company") was incorporated under the laws of the state of Florida on August 22, 1989. The Company operates a single business segment - wireless technologies and products. Prior to May 2004, the Company was organized in two distinct business segments - the wireless division and the video division. The Company completed the sale of its video division in May 2004.

The Company designs, develops and markets wireless semiconductors based on its proprietary wireless radio frequency ("RF") technology, called Energy Signal Processing(TM), or ESP(TM). Late in 2003, the Company began manufacturing and selling branded wireless networking products through retail and internet retail distribution channels. All of the Company's revenues from continuing operations to date have been generated from these branded wireless networking products that incorporate the Company's proprietary technology. In June 2005, the Company exited its manufacturing and retail sales activities in pursuit of its longer-term business strategy of establishing relationships with original equipment manufacturers ("OEMs") for the incorporation of the Company's technology into products manufactured by others. The Company plans to sell integrated circuits ("ICs") as well as license implementations of its technology with an immediate market focus on top tier OEMs who manufacture third generation
(3G) mobile handsets. The Company believes its proprietary wireless technologies embody significant industry advances that can be commercialized in both the near and longer term.

To date, the Company's wireless operations have not generated any significant revenue. The ability for wireless revenues to offset costs is subject to the Company's ability to successfully market its technology for integration into widely deployed products that are manufactured by others. The Company believes its ESP technology has substantial advantages over competing technologies, especially in the emerging 3G mobile handset market where the Company's technology processes the RF waveform in a more optimal manner thereby allowing OEMs to create handsets that have extended battery life, more easily incorporate multiple air interface standards and frequencies in smaller form factors, and reduce manufacturing costs. The Company's technology provides such attractive benefits, in part, because its unique integrated circuit architecture enables efficient digital circuit processing, eliminating many of the limitations of legacy analog processing. Longer term, the Company believes its technology will also prove to be attractive to the wireless carriers as it can increase capacity, coverage and data throughput of their networks.

Recent Developments

Exit from Retail Business Activities
In June 2005, the Company announced its plans to exit its retail business activities and continue its pursuit of OEM business relationships for commercialization of its proprietary wireless technologies. The Company's decision to exit its retail activities was precipitated by advances in its wireless technology that generated increased interest from OEM prospects in the Company's core wireless technologies, specifically in the mobile handset market. Management determined that the investment required to increase brand awareness, introduce new product offerings, and expand the distribution channel for retail products would detract from the Company's ability to capitalize on its OEM opportunities.

Exiting the retail business resulted in charges to the Company's 2005 second quarter operating results of approximately $4.7 million. These charges include approximately $0.6 million in aggregate termination benefits for 44 employees, $1.9 million in impairment charges related to long-lived assets and $2.3 million to reduce inventories to their estimated net realizable values.

During the third and fourth quarters of 2005, the Company sold its remaining finished product inventories, including those products reclaimed from its retail and distribution channel partners, to a wholesaler. The Company also entered into a consignment arrangement for the liquidation of its remaining raw materials inventory and liquidated its manufacturing and prototype facility assets and other property and equipment utilized in its retail business activities. As of December 31, 2005, the Company had substantially completed its retail exit activities.

The exit from retail activities has reduced the Company's operating expenses, particularly in the areas of product development, sales and marketing by over $0.5 million per quarter.

Sale of Equity Securities to Fund Continuing Operations

On February 3, 2006, ParkerVision completed the sale of an aggregate of 2,373,335 shares of common stock to a limited number of institutional and other investors in a private placement transaction pursuant to offering exemptions under the Securities Act of 1933. The shares, which represent 10.2% of the Company's outstanding common stock on an after-issued basis, were sold at a price of $7.50 per share, for net proceeds of approximately $16.3 million. Redeemable warrants to purchase an additional 593,335 shares of common stock were issued in connection with the transaction for no additional consideration. The warrants are immediately exercisable at an exercise price of $8.50 per share and expire on February 3, 2011. The net proceeds from this transaction will be used to continue to fund the company's technology development, its sales and marketing efforts, and general operations.

Technology and Products

The Company's ESP technology represents a unique, proprietary method for processing an RF waveform in wireless applications. The technology applies to both the transmit (baseband data to an RF carrier signal) and receive (RF carrier signal to baseband data) functions of a radio transceiver. The transmit technology is called Direct2RFPower(TM), or d2p(TM), and enables the transformation of a digital baseband signal to an RF carrier waveform, at the desired power output level, in a single unified operation. The receiver technology is called Direct2Data(TM), or d2d(TM), and enables the direct conversion of an RF carrier to baseband data signal. The Company is currently focused on commercialization of its d2p, or transmit technology solutions.

The Company has completed initial engineering prototypes of its d2p-based ICs for 3G market applications. These ICs, produced using an IBM Silicon Germanium
(SiGe) process, are utilized by the Company to verify that the technology can be highly integrated in silicon and for demonstration prototypes to showcase the benefits of the technology to OEM target customers. The portion of the IC that embodies the core RF technology is not customer-specific and therefore can be fully integrated in prototype ICs. However, OEM customers may have specific interface requirements depending upon factors such as the baseband processor used in their application or the combination of air interface standards and frequency bands desired. As a result, the Company anticipates its first production-ready ICs will be completed in conjunction with specific OEM purchase requirements and/or through joint development arrangements with customers. The Company anticipates its first production-worthy ICs to be available late in 2006. These ICs are expected to be multi-band (i.e.: function across two or more PCS and cellular frequencies) and multi-mode (i.e.: support multiple cellular standards including GSM/EDGE, W-CDMA and HSUPA).

The Company's d2d, or receiver technology was first introduced in the form of transceiver ICs for the wireless local area networking (WLAN) market in 2002. In 2003, the Company began marketing its chips to OEMs and original design manufacturers ("ODM"s) who manufacture and sell WLAN products or application modules that incorporate WLAN capabilities. The Company found that the unique nature of its technology and related design requirements, the features that OEMs were interested in for volume WLAN applications, and the lack of brand recognition in the marketplace hindered the Company's marketing efforts. As a result, in 2003, the Company began pursuing a business strategy of developing its own d2d-based WLAN products for marketing to end-users. The Company believed this strategy would not only generate initial product revenue but would also provide a proof of concept to OEMs and ODMs of the underlying technology. In addition, the Company believed the development of finished products enabled better understanding of the manufacturing requirements, design interface needs and other requirements which allows refinement of designs in subsequent generations of ICs.

In the fourth quarter of 2003, the Company introduced its first d2d-based WLAN end-user products for wireless Internet data networking applications. These products included a wireless local area networking (WLAN) card, designed for use with laptop computers, a wireless universal serial bus (USB) adaptor for use with desktop computers and a wireless four-port router for networking applications. All of the Company's initial products were compliant with the 802.11b industry standard for WLAN communications. During 2004 and early 2005, the Company produced WLAN products for retail distribution and product development efforts focused on expanding the retail offering to the 802.11g standard as well as to cordless telephones utilizing the d2d technology. In June 2005, the Company ceased production and development efforts for its WLAN end-user products and exited its retail business activities in order to focus exclusively on OEM opportunities, particularly with regard to its d2p technology implementation.

The Company anticipates that its d2d receiver technology will also be adopted in the mobile handset market, however the Company estimates its adoption will not occur until at least twelve to eighteen months after adoption of the Company's transmit technology.

Marketing and Sales

The Company's marketing and sales activities are currently focused on top tier OEMs that design and/or manufacture mobile handsets. The Company is engaged in discussions with several of the top ten handset manufacturers that, based on industry data, collectively represent over 50% of the handset shipments worldwide. The Company's sales activities include prototype demonstrations of both semi-integrated and highly integrated circuits that showcase the benefits of the technology and business relationship discussions that the Company expects to culminate in OEM design wins in 2006.

The Company anticipates that its business model will include the sale of ICs to OEMs and ODMs for incorporation into 3G mobile handsets as well as licensing arrangements whereby, the Company's core technology would be licensed to OEMs for integration into the OEMs own ICs. To date, the Company does not have any OEM contracts for its technology.

Prior to June 2005, the Company promoted and sold its WLAN end-user products in the United States and Canada through traditional retailers, online retailers, value added resellers ("VARs") and direct through the Company's own online store. In June 2005, the Company exited its retail business activities to pursue OEM opportunities. The retail exit included a reduction in retail sales and marketing staff and cessation of all retail marketing activities. The Company continued to work with its retail and distribution partners throughout the balance of 2005 to facilitate returns of unsold product in the channel. The Company sold its remaining retail product inventory to a wholesaler and anticipates no further retail product revenue.

Competition

The Company operates in a highly competitive industry against competitors with substantially greater financial, technical, and sales and marketing resources. The Company's d2p technology, which is currently being marketed to mobile handset OEMs, faces competition from incumbent providers of transmitters and power amplifiers including companies such as RF Microdevices, Anadigics, Skyworks, Texas Instruments, Philips, and others.

The Company believes it can gain OEM adoption, and therefore compete, based on the performance and cost advantages enabled by its unique circuit architecture, as well as the strength of its intellectual property. The Company's d2p ICs are being developed such that they are compliant with mobile standards-based 3G requirements and accept the same baseband data input as traditional offerings. As a result, the adoption of the Company's technology should not require any additional OEM design efforts for next generation handsets beyond the design efforts required for traditional solutions. In addition, the Company believes the improved power efficiencies enabled by its d2p technology provide a solution to an existing problem in 3G applications that the OEMs and wireless carriers alike are seeking to solve.

Production and Supply

The Company has a foundry relationship with IBM Microelectronics ("IBM") for the production of its d2p-based ICs on a SiGe process. The Company believes IBM has sufficient capacity to meet its foreseeable needs. In addition, the Company believes the production processes for its ICs can be transferred to other foundries, if necessary, to satisfy additional capacity requirements. Failure or delay by a foundry to supply chips to the Company, failure or delay by a foundry in meeting the performance or quality specifications, or changes to the foundry process specifications would adversely affect the Company's ability to obtain and deliver chips on a timely and competitive basis. To the extent the Company is successful in securing licensing arrangements for its technology, production capacity risk will be transferred to the OEM or other third party licensee.

Prior to June 2005, the Company manufactured many of its retail WLAN products at its Jacksonville, Florida facility, with the d2d-based ICs being produced under a foundry relationship with Texas Instrument. As a result of the exit from its retail activities in June 2005, the Company has ceased its manufacturing activities and liquidated the related production assets and inventories.

Discontinued Operations

In May 2004, the Company completed the sale of certain designated assets of its video division to Thomson Broadcast & Media Solutions, Inc. and Thomson Licensing, SA (collectively referred to as "Thomson"). The assets sold included the PVTV and Cameraman products, services, patents, patent applications, trademarks, tradenames and other intellectual property, inventory, specified design, development and manufacturing equipment, and obligations under outstanding contracts for products and services and other assets.

The sales price of the assets was approximately $13.4 million, which included a $1.25 million price holdback payable in May 2005. The price holdback represented a portion of the sales price held by Thomson to indemnify Thomson against breaches of the Company's continuing obligations and its representations and warranties. In May 2005, Thomson paid the Company approximately $1.1 million representing the price holdback, including interest, less approximately $215,000 for claims Thomson has asserted against the Company's indemnification obligations. The Company has disputed these claims as unfounded.

The Company recognized a gain on the sale of discontinued operations in 2004 of approximately $11.2 million which is net of losses on the disposal of remaining assets related to the video operations of approximately $0.6 million.

The Company agreed not to compete with the business of the video division for five years after the closing date. The Company also agreed not to seek legal recourse against Thomson in respect of its intellectual property that was transferred or should have been transferred if used in connection with the video operations. Additionally, the Company indemnified Thomson against intellectual property claims for an unlimited period of time, without any minimum threshold, and with a separate maximum of $5,000,000. The operations of the video business unit were classified as discontinued operations when the operations and cash flows of the business unit were eliminated from ongoing operations. The prior years' operating activities for the video business unit have also been reclassified to "Loss from discontinued operations" in the accompanying consolidated statement of operations.

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

The Company has obtained 26 U.S. and 46 foreign patents related to its ESP technologies and has 97 patent applications pending in the United States and other countries. The Company estimates the economic life of its patents to be fifteen to twenty years.

                              Government Regulation

The Company's ICs are designed to be compliant with cellular industry standards (i.e.: W-CDMA, GSM, etc). These standards include United States and foreign requirements with regard to radio frequency transmissions. To the extent that the Company's ICs meet the specifications of the industry standards, they, by default, comply with such regulations. The Company has obtained, is in the process of obtaining, or will obtain all licenses and approvals necessary for the operation of its products and technologies in those countries that it sells products. To date, the Company has not encountered any significant inability or limitations on obtaining required material licenses. There can be no assurance that, in the future, the Company's products will be able to comply with FCC or other foreign government agency requirements or that such agencies will not require the Company to comply with more stringent requirements. Failure or delay in compliance with such government regulations would have a material adverse effect on the Company. In addition, expansion of the Company's product line may require the Company to obtain additional licenses for its products. Amendments to existing statutes and regulations, adoption of new statutes and regulations and expansion of the Company's technology, products and markets, could require the Company to alter methods of operations at costs that could be substantial, which could have an adverse effect on the Company. There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable laws and regulations and licensing requirements.

                            Research and Development

For the years ended December 31, 2005, 2004 and 2003, the Company spent approximately $10.3 million, $11.4 million and $13.3 million, respectively, on research and development for continuing operations. The Company's research and development efforts have been devoted to the development of the ESP technology and related technologies and products.

                                    Employees

As of December 31, 2005, the Company had 49 full-time employees, of which 26 are employed in engineering research and development and product operations, 9 in sales and marketing, 2 in product support, and 12 in executive management, finance and administration. From January of 2002 through May of 2005, the Company outsourced its human resource functions to ADP TotalSource ("ADP"). ADP, a division of Automatic Data Processing, is a professional employer organization. As a co-employer, ADP assumed many of the legal and administrative responsibilities of human resources management, health benefits, workers' compensation, payroll, payroll tax compliance and unemployment insurance. In June 2005, the Company terminated its relationship with ADP and resumed its human resource functions in-house. None of the Company's employees is represented by a labor union. The Company considers its employee relations satisfactory.

                   Available Information and Access to Reports

The Company files its annual report on Form 10-K and quarterly reports on Form 10-Q, including amendments, as well as its proxy and other reports electronically with the Securities and Exchange Commission ("SEC"). The SEC maintains an Internet site (http://www.sec.gov) where these reports may be obtained at no charge. Copies of any materials filed with the SEC may also be obtained from the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Copies of these reports may also be obtained via the Company's website (http://www.parkervision.com) via the link "SEC filings". This provides a direct link to the Company's reports on the SEC Internet site. The Company will provide copies of this annual report on Form 10-K and the quarterly reports on Form 10-Q, including amendments, filed during the current fiscal year upon written request to Investor Relations, 8493 Baymeadows Way, Jacksonville, Florida, 32256. These reports will be provided at no charge. In addition, exhibits may be obtained at a cost of $.25 per page plus $5.00 postage and handling.

Item 1A. Risk Factors

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

We have had losses in each year since our inception in 1989, and continue to have an accumulated deficit which, at December 31, 2005, was $133.6 million. The net loss for 2005 was $23.1 million. To date, our technologies and products have not produced revenues sufficient to cover operating, research and development and overhead costs. We also will continue to make expenditures on marketing, research and development, pursuit of patent protection for our intellectual property and operational costs for fulfillment of any contracts that we achieve for the sale of our products or technologies. We expect that our revenues in the near term will not bring the company to profitability. If we are not able to generate sufficient revenues or we have insufficient capital resources, we will not be able to implement our business plan and investors will suffer a loss in their investment. This may result in a change in our business strategies.

We expect to need additional capital in the future, which if we are unable to raise will result in our not being able to implement our business plan as currently formulated.

Because we have had net losses and, to date, have not generated positive cash flow from operations, we have funded our operating losses from the sale of equity securities from time to time and the sale of our video division in 2004. We anticipate that our business plan will continue to require significant expenditures for research and development, patent protection, manufacturing, marketing and general operations. Our current capital resources, including cash and short-term investments of $10.6 million and net proceeds from our February 2006 private placement transaction of $16.3 million, are expected to sustain operations through the first half of 2007, if not longer. Thereafter, unless we increase revenues to a level that they cover operating expenses or we reduce costs, we will require additional capital to fund these expenses. Financing, if any, may be in the form of loans or additional sales of equity securities. A loan or the sale of preferred stock may result in the imposition of operational limitations and other covenants and payment obligations, any of which may be burdensome to the Company. The sale of equity securities will result in dilution to the current stockholders' ownership. The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from the sale of our products, additional funding or reducing expenses or a combination of the foregoing. The failure to generate sufficient revenues, raise capital or reduce expenses could have a material adverse effect on our ability to achieve our long-term business objectives.

Our industry is subject to rapid technological changes which if we are unable to match or surpass, will result in a loss of competitive advantage and market opportunity.

Because of the rapid technological development that regularly occurs in the microelectronics industry, we must continually devote substantial resources to developing and improving our technology and introducing new product offerings. For example, in fiscal year 2004 and 2005, we spent approximately $11.4 and $10.3 million, respectively, on research and development, and we expect to continue to spend a significant amount in this area in the future. These efforts and expenditures are necessary to establish and increase market share and, ultimately, to grow revenues. If another company offers better products or our product development lags, a competitive position or market window opportunity may be lost, and therefore our revenues or revenue potential may be adversely affected.

If our products are not commercially accepted, our developmental investment will be lost and our future business continuation will be impaired.

There can be no assurance that our research and development will produce commercially viable technologies and products. If existing or new technologies and products are not commercially accepted, the funds expended will not be recoverable, and our competitive and financial position will be adversely affected. In addition, perception of our business prospects will be impaired with an adverse impact on our ability to do business and to attract capital and employees.

If our patents and intellectual property do not provide us with the anticipated market protections and competitive position, our business and prospects will be impaired.

We rely on our intellectual property, including patents and patent applications, to provide competitive advantage and protect us from theft of our intellectual property. We believe that many of our patents are for entirely new technologies. If the patents are not issued or issued patents are later shown not to be as broad as currently believed, or are otherwise challenged such that some or all of the protection is lost, we will suffer adverse effects from the loss of competitive advantage and our ability to offer unique products and technologies. In addition, there would be an adverse impact on the Company's financial condition and business prospects.

If we cannot demonstrate that our technologies and products can compete in the marketplace and are better than current competitive solutions, then we will not be able to generate the sales we need to continue our business and our prospects will be impaired.

We expect to face competition from chip suppliers such as RF MicroDevices, Anadigics, Skyworks, Texas Instruments and Philips, among others. Our technology may also face competition from other emerging approaches or new technological advances which are under development and have not yet emerged. If our technologies and products are not established in the market place as improvements over current, traditional chip solutions in wireless communications, our business prospects and financial condition will be adversely affected.

We anticipate selling chips and certain other components to OEMs for which there may only be a limited number of qualified foundries; therefore if we cannot secure a foundry relationship for the time and quantity needed, we will not be able to supply our customers and generate revenues.

We anticipate that our future revenues will come from products that we manufacture using the facilities of third party foundries. We believe there are several such producers available for the production of our products. If, however, the foundry with which we are working is not able to devote the manufacturing space and time or is not able to carry our production for us, we will have to locate another qualified foundry. Locating and changing foundries may take unexpected amounts of time and likely will cause delays and additional expenses. An unsuccessful business relationship with a foundry or a change in foundries also likely will result in our being unable to temporarily supply customers which might jeopardize the relationship, result in penalties and cause a loss of revenues.

We believe that we will rely, in large part, on key business and sales relationships for the successful commercialization of our products, which if not developed or maintained, will have an adverse impact on achieving market awareness and acceptance and loss of business opportunity.

To achieve a wide market awareness and acceptance of our products, as part of our business strategy, we will attempt to enter into a variety of business relationships with other companies which will incorporate our components into their products and/or market products based on our technologies. Our successful commercialization of our products will depend in part on our ability to meet obligations under contracts with respect to the products and related development requirements. The failure of the business relationships will limit the commercialization of our products which will have an adverse impact on our business development and our ability to generate revenues and recover development expenses.

We have limited experience interfacing with third party foundry partners for high volume production of chips to be sold to the OEM market which may result in production inadequacies, delays and rejection.

We have limited experience interfacing with third party foundry partners for the high volume production of chips for the OEM market. If there are manufacturing errors resulting from our inexperience or by the third party manufacturers, there may be resulting delays while they are corrected. In addition, using others to manufacture on our behalf exposes us to timing, quality and delivery risks. The failure to produce adequate numbers of products, at the quality levels expected by our customers, may result in the loss of acceptance of our products, or result in excessive returns and possible warranty claims. These may result in loss of commercialization opportunities as well as adversely affect revenues and cause additional, unanticipated expenses.

We are highly dependent on Mr. Jeffrey Parker as our chief executive officer whose services, if lost, would have an adverse impact on the leadership of the Company and industry and investor perception about our future.

Because of Mr. Parker's position in the company and the respect he has garnered in the industry in which we operate and from the investment community, the loss of the services of Mr. Parker might be seen as an impediment to the execution of our business plan. If Mr. Parker were no longer available to the company, investors may experience an adverse impact on their investment. We do not currently have an employment agreement with Mr. Parker. We maintain key-employee life insurance for our benefit on Mr. Parker.

If we are unable to attract highly skilled employees we will not be able to execute our research and development plans or provide the highly technical services that our products require.

Our business is very specialized, and therefore it is dependent on having skilled and specialized employees to conduct our research and development activities, operations, marketing and support. The inability to obtain these kinds of persons will have an adverse impact on our business development because persons will not obtain the information or services expected in the markets and may prevent us from successfully implementing our current business plans.

The outstanding options and warrants may affect the market price and liquidity of the common stock.

At December 31, 2005, we had 20,958,765 shares of common stock outstanding and had 6,340,674 exercisable options and warrants for the purchase of shares of common stock, assuming no terminations or forfeitures of such options and warrants. In addition, on February 3, 2006, the Company issued warrants for the purchase of 593,335 shares of common stock in connection with the sale of equity securities. On December 31, 2006 and 2007, there will be 7,269,791 and 7,454,539 respectively, currently outstanding and exercisable options and warrants (assuming no terminations or forfeitures). All of the underlying common stock of these securities is or will be registered for sale to the holder or for public resale by the holder. The amount of common stock available for the sales may have an adverse impact on our ability to raise capital and may affect the price and liquidity of the common stock in the public market. In addition, the issuance of these shares of common stock will have a dilutive effect on current stockholders' ownership.

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

We have a shareholder protection rights plan that may delay or discourage someone from making an offer to purchase the company without prior consultation with the board of directors and management which may conflict with the interests of some of the stockholders.

On November 17, 2005, the board of directors adopted a shareholder protection rights plan which called for the issuance, on November 29, 2005, as a dividend, rights to acquire fractional shares of preferred stock. The rights are attached to the shares of common stock and transfer with them. In the future the rights may become exchangeable for shares of preferred stock with various provisions that may discourage a takeover bid. Additionally, the rights have what are known as "flip-in" and "flip-over" provisions that could make any acquisition of the company more costly. The principal objective of the plan is to cause someone interested in acquiring the company to negotiate with the board of directors rather than launch an unsolicited bid. This plan may limit, prevent, or discourage a takeover offer that some stockholders may find more advantageous than a negotiated transaction. A negotiated transaction may not be in the best interests of the stockholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

The Company's headquarters and previous manufacturing operations are located in a 33,000 square foot leased facility in Jacksonville, Florida, pursuant to a lease agreement with Jeffrey Parker, Chairman of the Board and Chief Executive Officer of the Company, and Barbara Parker, a related party. Due to the cessation of its manufacturing activities in June 2005, the Company plans to relocate to a smaller facility in 2006. The Company does not anticipate any losses related to early termination of its lease for the Jacksonville, Florida facility.

The Company has an additional leased facility in Lake Mary, Florida primarily for engineering design activities. The Company leased approximately 800 square feet in Melbourne, Florida for a wireless design center pursuant to a two year lease which expired in November 2005. The Company did not renew this lease and relocated its Melbourne employees to its Lake Mary facility.

The Company believes its properties are in good condition and suitable for the conduct of its business.

The Company leased a facility in Los Angeles, California that was previously utilized for video division training and sales demonstrations that had a lease term through May 2005. Due to the sale of the video division, the remaining estimated future lease obligation for this facility was charged to discontinued operations in the 2004 Consolidated Statement of Operations.

Refer to "Lease Commitments" in Footnote 12 to the Consolidated Financial Statements included in Item 8 for information regarding the Company's outstanding lease obligations.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

                                 2005                            2004                              2003
                      ---------------------------     ---------------------------       ---------------------------
                          High            Low             High            Low               High            Low
                      ------------    -----------     -----------     -----------       -----------     -----------
1st Quarter           $    13.270     $   $6.610      $   10.090      $    5.450        $    9.200      $    4.080
2nd Quarter                 8.500          3.700           7.029           4.000            10.900           5.060
3rd Quarter                10.240          4.720           5.889           3.450             8.470           6.000
4th Quarter                 9.500          4.850           9.199           3.890            12.300           7.510

Holders

As of February 17, 2006, there were 196 holders of record. The Company believes there are approximately 2,600 beneficial holders of the Company's common stock.

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

Sales of Unregistered Securities

                                                                                              If option, warrant or
                                                Consideration received and     Exemption      convertible security,
                                                description of underwriting       from                terms
                                     Number    or other discounts to market   registration        of exercise or
Date of sale   Title of security      sold     price afforded to purchasers     claimed             conversion
------------- --------------------- ---------- ------------------------------ ------------- ---------------------------
  10/03/05    Common Stock issued     8,541    Services valued at $53,333         4(2)      N/A
              as payment for
              services

  12/20/05    Options to purchase    36,242    Options granted - no               4(2)      Expire seven years from
              common stock                     consideration received by                    date granted, options
              granted to officers              Company until exercise                       vest over three years at
              and management                                                                an exercise price of
              employees pursuant                                                            $8.91
              to the 2000 Plan

11/05-12/05   Options to purchase    61,528    Options granted - no               4(2)      Expire seven years from
              common stock                     consideration received by                    date granted, options
              granted to                       Company until exercise                       vest over three years at
              employees pursuant                                                            exercise prices of $7.29
              to the 2000 Plan                                                              to $8.88

Issuer Repurchase of Equity Securities.

None.

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

                                                         For the years ended December 31,
                                   ----------------------------------------------------------------------------
                                       2005            2004            2003            2002            2001
                                   ------------    ------------    ------------    ------------    ------------
(in thousands, except
per share amounts)
Consolidated Statement of
Operations Data:
Revenues, net                      $        996    $        441    $         23    $          0    $          0
Gross margin                             (2,041)         (2,854)             (7)              0               0
Operating expenses                       21,362          19,951          19,104          16,772          15,829
Interest and other income                   304             217             476             905           1,741
Loss from continuing
  operations                            (23,099)        (22,588)        (18,635)        (15,867)        (14,088)
Gain (loss) from discontinued
  operations                                  0           7,773          (3,380)         (1,405)         (2,522)
Net loss                                (23,099)        (14,815)        (22,015)        (17,272)        (16,610)
Basic and diluted net loss per
  common share
    Continuing operations                 (1.14)          (1.25)          (1.21)          (1.14)          (1.02)
    Discontinued operations                 n/a            0.43           (0.22)          (0.10)          (0.18)
Total basic and diluted net loss
  per common share                        (1.14)          (0.82)          (1.43)          (1.24)          (1.20)

Consolidated Balance Sheet Data:
Total assets                       $     23,832    $     28,081    $     42,483    $     37,745    $     54,144
Shareholders' equity                     22,400          24,758          39,399          34,047          50,547
Working capital                          10,833          10,471          23,225          18,992          36,161

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company has made significant investments in developing its technologies and products, the returns on which are dependent upon the generation of future revenues for realization. The

Company has not yet generated revenues sufficient to offset its operating expenses and has used the proceeds from the sale of its equity securities to fund its operations.

In June 2005, the Company exited its retail business activities which represented the Company's sole source of revenue from continuing operations. The Company expects to consummate initial OEM relationships in 2006 for the design of the Company's ICs and/or technologies into mobile handsets. However, based on the design cycle of these OEMs, the Company anticipates that revenues from the mobile handset market in 2006, if any, will not be significant, and will not be sufficient to offset its operating expenses. The Company intends to continue to use its working capital to support future marketing, sales, research and development and general operations. No assurance can be given that such expenditures will result in revenues, new products, or technological advances or that the Company has adequate capital to complete its products or gain market acceptance before requiring additional capital.

Critical Accounting Policies

The Company believes that the following are the critical accounting policies affecting the preparation of its consolidated financial statements:

Revenue Recognition
Revenue from product sales is generally recognized at the time the product is shipped, provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the sales price is fixed or determinable and collection of the receivable is reasonably assured. The Company's revenues in 2003, 2004 and 2005 represent sales of its products primarily through retail distribution channels, with limited sales direct to end users through its own website and direct value added resellers. Retail distributors were generally given business terms that allowed for the return of unsold inventory. In addition, the Company offered a 30-day money back guarantee on its products. With regard to sales through a distribution channel where the right to return unsold product exists, the Company recognized revenue on a sell-through method utilizing information provided by the distribution channel. In addition, since the Company did not have sufficient history with sales of this nature to establish an estimate of expected returns, it recorded a return reserve in the amount of 100% of product sales within the 30-day guarantee period. In addition to the reserve for sales returns, gross revenue was reduced for price protection programs, customer rebates and cooperative marketing expenses deemed to be sales incentives, to derive net revenue.

Inventory Valuation
Inventories, if any, are stated at the lower of cost (as determined under the first-in, first-out method) or market (net realizable value). Cost includes the acquisition of purchased materials, labor and overhead. Purchased materials inventory consisted principally of components and subassemblies. The Company had an inventory reserve for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. The Company recorded a $2.3 million write down of inventory to net realizable value at June 30, 2005 and a $2.8 million write down of inventory to net realizable value at December 31, 2004 (see Note 6 to the consolidated financial statements). These write downs are included as a separate deduction from gross margin in the accompanying consolidated statement of operations.

Impairment of Long Lived Assets
Property and equipment, patents, copyrights and other intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from three to twenty years. Management of the Company evaluates the recoverability of long-lived assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists. During the period ended June 30, 2005, the Company recognized impairment charges of $1.9 million on certain long-lived assets related to the exit of its retail activities (see Note 3 to the consolidated financial statements). These charges are included in the accompanying statement of operations.

Accounting for Stock Based Compensation
The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. For employee stock option grants, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. If the Company applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure", it would recognize stock based employee compensation of $8,303,000, $12,213,000, and $14,867,000, for the years ended December 31, 2005, 2004 and
2003, respectively. The significant amount of employee-based stock compensation is due to the substantial number of options granted under these plans as well as the factors impacting the fair value calculation, including high price volatility of the Company's common stock. The substantial decrease in employee-based compensation from 2004 to 2005 is, in part, due to the completion of vesting in 2004 of options granted in 1999 and 2000 which had high fair market values due to the market value of the Company's common stock at the time of grant. In addition, in the fourth quarter of 2005, the Company revised its estimate of forfeitures on previously issued grants to more accurately reflect actual forfeitures.

Research and Development Expenses
Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third party contractors, prototype expenses, maintenance costs for software development tools, depreciation, amortization, and a portion of facilities costs.

Recent Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), "Share-Based Payment" ("FAS 123(R)") which revises FAS 123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS 123(R) supersedes APB. 25, and amends FASB Statement No. 95, "Statement of Cash Flows". The provisions of FAS 123(R) apply to awards that are granted, modified, or settled at the beginning of the annual reporting period that starts after June 15, 2005. The Company will adopt FAS 123(R) effective January 1, 2006 on a modified prospective basis without restatement of prior periods. The Company has determined that FAS 123(R) will have a substantial impact on the financial statements of the Company due to its requirement to expense the fair value of employee stock options and other forms of stock-based compensation in the Company's Consolidated Statement of Operations, thereby decreasing income and earnings per share. The Company anticipates that the impact of stock based compensation on 2006 based on current outstanding options that vest in future periods (assuming no forfeitures or terminations) is approximately $1,135,000. The substantial decrease in stock based compensation from $8,303,000 in 2005 to an estimated $1,135,000 for 2006, is due to the completion of vesting in 2005 of options granted in 2000 which had a high fair market value due to the market value of the Company's common stock at the time of grant. Future stock based compensation will be impacted by additional grants, forfeitures rates and stock price volatility, among other factors.

Results of Operations for Each of the Years Ended December 31, 2005, 2004 and
2003

Exit from Retail Business Activities

On June 28, 2005 the Company announced its plan to exit its retail business activities and continue its pursuit of an OEM business strategy for commercialization of its proprietary wireless technologies. The Company's decision to exit its retail activities was precipitated by advances in its wireless technology that generated increased interest from OEM prospects in the Company's core wireless technologies, especially in the mobile handset market. Management determined that the investment required to increase brand awareness, expand product offerings, and expand the distribution channel for retail products would detract from the Company's ability to capitalize on OEM opportunities.

Exiting the retail business resulted in charges to the Company's second quarter 2005 operating results totaling approximately $4.7 million, primarily related to employee severance benefits and the reduction of assets to their expected recovery value. During the third quarter of 2005, the Company initiated the process of reclaiming unsold product inventory from the distribution channel, liquidating its raw materials and finished product inventory through wholesale channels and liquidating its manufacturing and prototype facility assets and other property and equipment utilized in the retail business activities. The Company substantially completed its retail exit activities by the end of 2005.

Revenues

Revenues for the years ended December 31, 2005, 2004 and 2003 included product revenue of $995,991, $190,811, and $23,013, respectively. In addition, revenues for the year ended December 31, 2004 included royalty revenue of $250,000 from a one-time previously deferred royalty payment upon termination of a licensing agreement.

Product revenues represent sales of wireless consumer products. The increase in product revenue of $805,180 from 2004 to 2005 was primarily a result of the Company's expansion of its retail distribution channel starting in the third quarter of 2004. At the time of its exit from retail business activities, the Company had products in approximately 300 retail storefronts. The increase in revenues from expansion of the distribution channel, net of price protection, rebates and cooperative marketing costs was approximately $765,000. Although the Company exited its retail business activities in June 2005, product revenues from the retail channel continued through the second half of 2005 as retailers continued to sell through discontinued products and the Company recognized previously deferred revenue based on expiration of retailers rights to return product to the Company. At December 31, 2004, the Company had deferred revenue from product sales in the distribution channel of $407,403. In addition, the third and fourth quarters of 2005 included approximately $125,000 in revenues from the liquidation of remaining on-hand finished product inventory to a wholesaler. These increases were somewhat offset by decreases in revenues from direct website and internet retailers of approximately $90,000, primarily due to price reductions on all products in the fourth quarter of 2004.

The Company initiated sales of its wireless products in the fourth quarter of 2003 through direct web sales and an e-retailer relationship with TigerDirect.com. The increase in product revenues of $167,798 from 2003 to 2004 is primarily due to the impact of a full year of sales in 2004 as compared to one quarter of sales in 2003.

Revenues for the period ended December 31, 2005, 2004 and 2003 were net of an allowance (recovery) for sales returns of $(80,333), $97,958, and $74,097, respectively. In addition to the reserve for sales returns, gross revenue was reduced for price protection programs, customer rebates and cooperative marketing costs deemed to be sales incentives under Emerging Issues Task Force, (EITF) Issue 01-19, to derive net revenue. For the years ended December 31, 2005 and 2004, net revenue was reduced for cooperative marketing costs in the amount of $29,932 and $233,201, respectively.

The Company has no remaining deferred revenue from product sales at December 31, 2005 and does not anticipate any further revenues from retail product sales in 2006 or beyond. The Company's generation of future revenues is dependent upon its ability to successfully consummate relationships with OEMs for integration of its technology and ICs into widely deployed products that are manufactured by others. To date, the Company does not have any OEM contracts for its technology. In addition, based on the design cycle of these OEMs, the Company does not anticipate that revenues from the mobile handset market in 2006, if any, will be sufficient to offset its operating expenses.

Gross Margin

The gross margins for products and royalties for the years ended December 31 were as follows:

                      2005           2004           2003
                  -----------    -----------    -----------

      Products    $(2,040,823)   $(3,103,900)   $    (6,640)
      Royalties             0        250,000              0
                  -----------    -----------    -----------

      Total       $(2,040,823)   $(2,853,900)   $    (6,640)
                  ===========    ===========    ===========

The Company's product margin in 2005 reflects a write down of inventory to net realizable value in the amount of $2,250,586. This write down was a result of the Company's exit from its retail activities in the second quarter of 2005, resulting in a mark down of remaining product inventory to estimated wholesale values.

The Company's product margin in 2004 reflects a write down of inventory to net realizable value in the amount of $2,768,854. This write down was triggered by a significant price decrease on the Company's 802.11b wireless networking product line in the fourth quarter of 2004, along with the high carrying costs of initial production inventory.

The Company reduced the suggested retail price of its wireless router product by 50% and its other wireless networking products by 20% in the fourth quarter of 2004 in order to bring its pricing more in line with competitors. As a result, the carrying value of the Company's inventory exceeded its net realizable value after deduction of estimated costs to complete and dispose of the inventory.

Product margins for 2004 compared to 2003 also reflect the impact of a $221,000 increase in the Company's provision for obsolete inventory included in cost of goods sold as well as a $233,000 increase in direct channel marketing costs that are classified as a reduction in revenue.

The margin recognized on royalty revenues in 2004 was due to the recognition of a one-time, previously deferred prepaid royalty in connection with the termination of the related licensing agreement.

Research and Development Expenses

The Company's research and development expenses decreased by $1,138,396 or 10%, from $11,422,701 in 2004 to $10,284,305 in 2005. The Company's research and development expenses decreased by $1,894,778 or 14%, from $13,317,479 in 2003 to $11,422,701 in 2004.

The decrease in research and development expenses from 2004 to 2005 was primarily due to the reduction of personnel and third party development fees of approximately $750,000, a reduction in depreciation and amortization expense of approximately $570,000, and a reduction in outside prototype costs, including foundry costs, of approximately $320,000. These reductions were somewhat offset by increases in maintenance costs for software development tools of approximately $200,000, increases in professional fees related to patents of approximately $160,000, and an increase in overhead and other costs related to utilizing the Company's manufacturing facility in the first half of 2005 for prototypes of approximately $230,000. The decreases in personnel, third party development fees, amortization expense and prototype expenses resulted from the Company's exit from its retail activities in June 2005. The decreases in foundry costs are, in part, due to utilization of shared foundry services as opposed to dedicated foundry runs which cost three to four times more per run.

The decrease in research and development expenses from 2003 to 2004 was primarily due to the Company's ability to obtain, through third parties, certain technologies previously being developed internally by the Company. This resulted in a reduction in wireless engineering staff late in the third quarter of 2003 which resulted in an overall reduction in payroll and related costs of approximately $1,500,000 from 2003 to 2004. In addition, the Company's wireless prototype foundry expenses and related costs for development tools decreased from 2003 to 2004 by approximately $730,000, largely due to timing of prototype foundry runs and related foundry costs. These decreases were somewhat offset by an increase in amortization expense of approximately $320,000 due to increases in patent costs and other intangible assets.

The markets for the Company's products and technologies are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's ability to successfully develop and introduce, on a timely basis, new and enhanced products and technologies will be a significant factor in the Company's ability to grow and remain competitive. Although the percentage of revenues invested by the Company may vary from period to period, the Company is committed to investing in its research and development programs. The Company anticipates it will use a substantial portion of its working capital for research and development activities in 2006.

Marketing and Selling Expenses

Marketing and selling expenses increased by $656,998 or 26%, from $2,484,189 in 2004 to $3,141,187 in 2005. Marketing and selling expenses increased by $1,484,191 or 148%, from $999,998 in 2003 to $2,484,189 in 2004.

The increase in marketing and selling expenses from 2004 to 2005 was primarily due to an increase of approximately $890,000 in payroll and related costs due to increases in sales and marketing personnel, offset by a decrease of approximately $350,000 in costs related to marketing promotional activities. The increase in payroll and related costs was due to increases in sales and marketing personnel late in 2004 and early in 2005 primarily related to the retail business, as well as the severance costs for retail related employees upon the exit from retail activities in June 2005. The decrease in overall promotional costs from 2004 to 2005 was due to market launch expenses incurred in the second half of 2004 upon expansion of the retail channel, as well as the cessation of retail marketing activities in June 2005.

The increase in marketing and selling expenses from 2003 to 2004 were primarily due to an increase of approximately $930,000 in advertising and retail market launch expenses to promote the Company's products and an increase of approximately $470,000 in payroll and related costs due to the addition of marketing and customer support personnel.

The Company is committed to continuing its investment in marketing and selling efforts in order to continue to increase market awareness and penetration of its products and technologies. However, as a result of the exit from retail activities in June 2005, the Company anticipates its marketing and selling expenses will decline from 2005 to 2006.

General and Administrative Expenses

General and administrative expenses consist primarily of executive, finance and administrative personnel costs and costs incurred for insurance, shareholder relations and outside professional services. The Company's general and administrative expenses decreased by $6,665, or less than 1%, from $6,044,461 in 2004 to $6,037,796 in 2005. The Company's general and administrative expenses increased by $1,341,898 or 29%, from $4,702,563 in 2003 to $6,044,461 in 2004.

From 2004 to 2005, the decrease in general and administrative expenses is due to a decrease in payroll and related costs of approximately $320,000 and decreases in corporate insurance costs of approximately $200,000, offset by increases in board expenses and outside professional fees of approximately $360,000 and increases in bad debt expenses of approximately $120,000.

The increase in general and administrative expenses from 2003 to 2004 is primarily due to increases in executive, finance and accounting payroll and related costs of approximately $1,300,000 and increases in corporate outside professional fees of approximately $240,000, offset somewhat by decreases in corporate insurance costs of approximately $240,000. The increase in payroll costs is due to additional personnel in business development and accounting and their related costs, as well as an increase in senior management bonuses in 2004. The increase in accounting staff and related increase in professional fees is due to the internal control attestation required by management and the external auditors by Section 404 of the Sarbanes Oxley Act of 2002.

Impairment Loss and Loss on Disposal of Equipment

For 2005, the Company recognized impairment charges on certain long-lived assets related to the exit of its retail activities. These charges include impairment of prepaid license fees of approximately $662,000, impairment of other intangible assets of approximately $584,000 and impairment of fixed assets, primarily the manufacturing and prototype facility assets, of approximately $626,000. Additionally, an aggregate loss of $27,000 was recognized on the disposal of equipment in the normal course of business.

For 2004, there were no impairment charges or losses on disposal of equipment. For 2003, the Company incurred a loss of $84,007 from the sale of an interest in an aircraft.

Interest and Other

Interest and other consist of interest earned on the Company's investments, net gains recognized on the sale of investments, and other miscellaneous income and expense. Interest and other income was $303,729, $217,382, and $476,002, for the years ended December 31, 2005, 2004, and 2003, respectively.

The increase of approximately $86,347 from 2004 to 2005 was primarily due to an increase in interest earned from the proceeds of the private placement in the first quarter of 2005.

The decrease of $258,620 from 2003 to 2004 is due to the use of funds to support operations and a decline in interest rates due to a change in the mix of the Company's investment portfolio.

Discontinued Operations

On May 14, 2004, the Company completed the sale of certain designated assets of its video division to Thomson Broadcast & Media Solutions, Inc. and Thomson Licensing, SA (collectively referred to as "Thomson"). The prior years' operating activities for the video business unit have been reclassified to "Gain
(loss) from discontinued operations" in the accompanying Statements of Operations.

Net gain (loss) from discontinued operations for the years ended December 31, 2005, 2004 and 2003 below include the following components:

                                2005           2004            2003
                            ------------   ------------    ------------
Net revenues                $          0   $  1,507,955    $  6,717,179
Cost of goods sold and
  operating expenses                   0      4,955,098      10,097,292
                            ------------   ------------    ------------
(Loss) from operations                 0     (3,447,143)     (3,380,113)
Gain on sale of assets                 0     11,220,469               0
                            ------------   ------------    ------------
Gain (loss) from
  discontinued operations   $          0   $  7,773,326    $ (3,380,113)
                            ============   ============    ============

Loss and Loss per Common Share

The Company's net loss increased from $14,814,543 or $0.82 per common share in 2004 to $23,099,448 or $1.14 per common share in 2005, representing a net loss increase of $8,284,905 or $0.32 per common share. The Company's net loss decreased from $22,014,798 or $1.43 per common share in 2003 to $14,814,543 or $0.82 per common share in 2004, representing a net loss decrease of $7,200,255 or $0.61 per common share.

The results of operations are as follows:

                                    2005            2004            2003
                                ------------    ------------    ------------
Loss from continuing            $(23,099,448)   $(22,587,869)   $(18,634,685)
  operations
Gain (loss) from discontinued
  operations                               0       7,773,326      (3,380,113)
                                                                ------------
                                ------------    ------------    ------------
    Net loss                    $(23,099,448)   $(14,814,543)   $(22,014,798)
                                ============    ============    ============

The increase in net loss from 2004 to 2005 is primarily due to the 2004 net gain on the sale of the video business unit assets of $7.8 million and impairment charges of $1.9 million related to the Company's exit from its retail business activities in June 2005, offset somewhat by inventory impairment charges in 2004 that exceeded those incurred in 2005.

The decrease in net loss from 2003 to 2004 is primarily due to the $11.2 million gain on the sale of the video business unit assets in 2004, offset by a $2.8 million impairment charge to reduce inventory to its net realizable value and a $0.9 million overall increase in operating expenses from 2003 to 2004.

Liquidity and Capital Resources

At December 31, 2005, the Company had working capital of approximately $10,833,000 including approximately $10,569,000 in cash, cash equivalents and short-term investments. The Company used cash in operating activities of approximately $15,667,000, $21,809,000, and $16,507,000 for the years ended
December 31, 2005, 2004, and 2003, respectively. Cash used in operating activities includes cash used in discontinued operations of $2,638,000 and $579,000 for the years ended December 31, 2004 and 2003, respectively.

The decrease in cash used for operating activities from 2004 to 2005 was approximately $6,142,000, including a decrease of approximately $2,638,000 in cash used for discontinued operations. This decrease in cash used for continuing operations is due to a decrease in cash used for inventory component purchases in 2005 due to the Company's cessation of product manufacturing as part of its exit from retail business activities. The decrease in cash used by discontinued operations is due to the sale of the video division in May 2004 (see Note 18 to the consolidated financial statements).

The increase in cash used for operating activities from 2003 to 2004 was approximately $5,302,000, including an increase of $2,059,000 in cash used for discontinued operations. This increase in cash used from continuing operations was primarily due to purchases of inventory components for initial production of wireless networking products and increases in selling, general and administrative expenses from 2003 to 2004. The increase in cash used from discontinued operations from 2003 to 2004 was due to increased losses from the video division in 2004 and inventory purchases related to the video division.

The Company (used) generated cash from investing activities of approximately $(1,037,000), $10,776,000, and $8,742,000, for the years ended December 31,
2005, 2004, and 2003, respectively. Cash (used) generated from investing activities includes cash generated (used) from discontinued operations of approximately $1,035,000, $12,060,000 and $(454,000) for the years ended December 31, 2005, 2004 and 2003, respectively.

The cash used for investing activities in 2005 was for the payment of patent costs and purchases of property and equipment, offset somewhat by the proceeds from the maturity of investments and collection of a purchase price holdback receivable from Thomson (see Note 18 to the consolidated financial statements). The cash generated from investing activities in 2004 was primarily from the proceeds of the sale of the video business unit assets and maturity of investments, offset somewhat by payment for patent costs and other intangible assets and purchases of property and equipment. The generation of cash from investing activities in 2003 was primarily from the maturity and sale of investments, net of purchases, and the payment for intangible assets and purchase of property and equipment.

The Company incurred approximately $1,607,000, $1,953,000, and $1,176,000 in connection with patent costs and other intangible assets related to the Company's technology in 2005, 2004 and 2003, respectively, including approximately $90,000 and $309,000 for patents related to discontinued operations in 2004 and 2003, respectively. The Company incurred approximately

$744,000, $996,000, and $1,173,000, for capital expenditures in 2005, 2004, and
2003, respectively, including approximately $5,000 and $145,000 for capital expenditures related to discontinued operations in 2004 and 2003, respectively. These capital expenditures primarily represent the purchase of certain research and development software and test equipment, manufacturing equipment, and computer and office equipment to support additional personnel. At December 31, 2005, the Company was not subject to any significant commitments to make additional capital expenditures.


The Company generated cash from financing activities of approximately $20,543,000 and $24,145,000 for the years ended December 31, 2005 and 2003, respectively. The cash generated from financing activities represents proceeds from the issuance of common stock in 2005 and 2003 to institutional and other investors in private placement transactions exempt from registration under the Securities Act of 1933 and the exercise of stock options. The Company generated no cash from financing activities for the year ended December 31, 2004.

The Company's future business plans call for continued investment in sales, marketing and product development for its wireless technologies and products. The Company's ability to generate revenues will largely depend upon the rate at which the Company is able to secure OEM adoption of its technology and products. The expected revenues for 2006 will not be sufficient to cover the operational expenses of the Company for 2006. The expected continued losses and negative cash flow will continue to be funded by the use of its available working capital.

On February 3, 2006, ParkerVision completed the sale of 2,373,335 shares of common stock in a private placement transaction for net proceeds of approximately $16.3 million. The Company plans to use these proceeds, together with the $10.6 million in cash, cash equivalents and short term investments at December 31, 2005, to fund its future business plans. The Company believes that its current capital resources together with the proceeds of the February 2006 equity financing will be sufficient to support the Company's liquidity requirements at least through the first half of 2007. The long-term continuation of the Company's business plans is dependent upon generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient revenues, it will be required to obtain additional funding through public or private financing and/or reduce certain discretionary spending. Management believes certain operating costs could be reduced if working capital decreases significantly and additional funding is not available. In addition, the Company currently has no outstanding long-term debt obligations. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on the Company's ability to achieve its intended long-term business objectives.

Off-Balance Sheet Transactions, Arrangements and Other Relationships; Contractual Obligations

As of December 31, 2005, the Company has outstanding warrants to purchase 1,862,401 shares of common stock that were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001 and 2005. These warrants have exercise prices ranging from $9.00 to $56.66 per share with a weighted average exercise price of $30.74 and a weighted average remaining contractual life of approximately 5 years. The estimated fair value of these warrants of $17,693,482 is included in shareholders' equity in the Company's consolidated balance sheets. Refer to "Non Plan Options/Warrants in
Note 15 to the Consolidated Financial Statements included in Item 8 for information regarding the Company's outstanding warrants.

The Company's contractual obligations and commercial commitments at December 31, 2005 were as follows:

                                                Payments due by period
                            --------------------------------------------------------------
                                            1 year       2-3         4 - 5       After 5
Contractual Obligations:       Total       or less      years        Years        years
                            ----------   ----------   ----------   ----------   ----------
  Operating leases          $1,468,000   $  495,000   $  496,000   $  477,000            0

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 8. Consolidated Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements
                                                                            Page

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM             28

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets - December 31, 2005 and 2004                    30

  Consolidated Statements of Operations - for the years ended
     December 31, 2005, 2004 and 2003                                         31

  Consolidated Statements of Shareholders' Equity - for the years ended
     December 31, 2005, 2004 and 2003                                         32

  Consolidated Statements of Cash Flows - for the years ended
     December 31, 2005, 2004 and 2003                                         34

  Notes to Consolidated Financial Statements - December 31, 2005, 2004
      and 2003                                                                35

FINANCIAL STATEMENT SCHEDULE:

  Schedule II - Valuation and Qualifying Accounts                             72

  Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

        Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of ParkerVision, Inc.:

We have completed integrated audits of ParkerVision, Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ParkerVision, Inc. and its subsidiary at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Jacksonville, Florida
March 8, 2006

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2005 AND 2004

                                                         2005             2004
                                                    -------------    -------------
CURRENT ASSETS:
  Cash and cash equivalents                         $  10,273,635    $   6,434,901
  Short-term investments available for sale               295,555        1,363,571
  Accounts receivable, net of allowance for
    doubtful accounts of $4,856 and $19,164 at
    December 31, 2005 and 2004, respectively               14,854          310,400
  Inventories, net                                              0        2,625,763
  Prepaid expenses                                      1,373,695        1,781,595
  Other current assets                                    307,205        1,277,497
                                                    -------------    -------------
      Total current assets                             12,264,944       13,793,727

PROPERTY AND EQUIPMENT, net                             1,867,884        3,372,894

OTHER ASSETS, net                                       9,698,802       10,914,017
                                                    -------------    -------------
      Total assets                                     23,831,630       28,080,638
                                                    =============    =============

CURRENT LIABILITIES:
  Accounts payable                                        446,953          857,954
  Accrued expenses:
    Salaries and wages                                    405,701        1,130,860
    Professional fees                                     287,667          202,787
    Purchase commitments                                        0          194,000
    Other accrued expenses                                291,725          529,783
  Deferred revenue                                              0          407,403
                                                    -------------    -------------
      Total current liabilities                         1,432,046        3,322,787
                                                    -------------    -------------

COMMITMENTS AND CONTINGENCIES
  (Notes 12, 15 and 18)                                        --               --
                                                    -------------    -------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 100,000,000
    shares authorized, 20,958,765 and 18,006,324
    shares issued and outstanding at December 31,
    2005 and 2004, respectively                           209,588          180,063
  Warrants outstanding                                 17,693,482       14,573,705
  Additional paid-in capital                          138,080,663      120,488,205
  Accumulated other comprehensive loss                     (1,006)            (427)
  Accumulated deficit                                (133,583,143)    (110,483,695)
                                                    -------------    -------------
      Total shareholders' equity                       22,399,584       24,757,851
                                                    -------------    -------------
      Total liabilities and shareholders' equity    $  23,831,630    $  28,080,638
                                                    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                          2005            2004            2003
                                                      ------------    ------------    ------------
Product revenue                                       $    995,991    $    190,811    $     23,013
Royalty revenue                                                  0         250,000               0
                                                      ------------    ------------    ------------
  Net revenues                                             995,991         440,811          23,013

Cost of goods sold                                         786,228         525,857          29,653
Write down of inventory to net realizable value          2,250,586       2,768,854               0

                                                      ------------    ------------    ------------
Gross margin                                            (2,040,823)     (2,853,900)         (6,640)
                                                      ------------    ------------    ------------

Research and development expenses                       10,284,305      11,422,701      13,317,479
Marketing and selling expenses                           3,141,187       2,484,189         999,998
General and administrative expenses                      6,037,796       6,044,461       4,702,563
Impairment loss and loss on disposal of equipment        1,899,066               0          84,007
                                                      ------------    ------------    ------------
    Total operating expenses                            21,362,354      19,951,351      19,104,047
                                                      ------------    ------------    ------------

Interest and other                                         303,729         217,382         476,002
                                                      ------------    ------------    ------------

Loss from continuing operations                        (23,099,448)    (22,587,869)    (18,634,685)

Gain (loss) from discontinued operations (including
  gain on the disposal of $11,220,469 in 2004)                   0       7,773,326      (3,380,113)
                                                      ------------    ------------    ------------

Net loss                                               (23,099,448)    (14,814,543)    (22,014,798)

Unrealized loss on investment securities                      (579)        (32,173)       (279,123)
                                                      ------------    ------------    ------------

Comprehensive loss                                    $(23,100,027)   $(14,846,716)   $(22,293,921)
                                                      ============    ============    ============

Basic and diluted net loss per common share:
  Continuing operations                               $      (1.14)   $      (1.25)   $      (1.21)
  Discontinued operations                                     0.00            0.43           (0.22)
                                                      ------------    ------------    ------------
Basic and diluted net loss per common share           $      (1.14)   $      (0.82)   $      (1.43)
                                                      ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                 2005           2004            2003
                                                             ------------   ------------    ------------
Convertible preferred shares - beginning of year                        0              0          13,678
  Conversion of preferred stock to common stock                         0              0         (13,678)
                                                             ------------   ------------    ------------
 Convertible preferred shares - end of year                             0              0               0
                                                             ============   ============    ============

Par value of convertible preferred shares - beginning of
  year                                                       $          0   $          0    $     13,678
  Conversion of preferred stock to common stock                         0              0         (13,678)
                                                             ------------   ------------    ------------
Par value of convertible preferred shares - end of year      $          0   $          0    $          0
                                                             ============   ============    ============

Common shares - beginning of year                              18,006,324     17,959,504      13,989,329
  Issuance of common stock upon exercise of options and
    warrants                                                       63,900              0          16,100
  Issuance of restricted common stock as employee
    compensation                                                        0         46,820          27,778
  Issuance of common stock in private offering                  2,880,000              0       3,465,151
  Issuance of common stock as payment for license fees and
    services                                                        8,541              0         388,158
  Conversion of preferred stock to common stock                         0              0          72,988
                                                             ------------   ------------    ------------
Common shares - end of year                                    20,958,765     18,006,324      17,959,504
                                                             ============   ============    ============

Par value of common stock - beginning of year                $    180,063   $    179,595    $    139,893
  Issuance of common stock upon exercise of options and
    warrants                                                          640              0             161
  Issuance of restricted common stock as employee
    compensation                                                        0            468             278
  Issuance of common stock in private offering                     28,800              0          34,652
  Issuance of common stock as payment for license fees and
    services                                                           85              0           3,881
  Conversion of preferred stock to common stock                         0              0             730
                                                             ------------   ------------    ------------
Par value of common stock - end of year                      $    209,588   $    180,063    $    179,595
                                                             ============   ============    ============

Warrants outstanding - beginning of year                     $ 14,573,705   $ 16,807,505    $ 16,807,505
  Issuance of warrants in connection with private offering      3,119,777              0               0
  Expiration of warrants                                                0     (2,233,800)              0
                                                             ------------   ------------    ------------
Warrants outstanding - end of year                           $ 17,693,482   $ 14,573,705    $ 16,807,505
                                                             ============   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                  2005             2004             2003
                                                              -------------    -------------    -------------
Additional paid-in capital - beginning of year                $ 120,488,205    $ 118,048,964    $  90,428,998
  Issuance of common stock upon exercise of options and
    warrants                                                        425,539                0          136,881
  Issuance of restricted common stock as employee
    compensation                                                          0          205,441          129,846
  Issuance of common stock in private offering                   16,967,923                0       23,994,172
  Issuance of common stock as payment for license fees and
    services                                                        198,996                0        3,346,119
  Conversion of preferred stock to common stock                           0                0           12,948
  Expiration of warrants                                                  0        2,233,800                0
                                                              -------------    -------------    -------------
Additional paid-in capital - end of year                      $ 138,080,663    $ 120,488,205    $ 118,048,964
                                                              =============    =============    =============

Accumulated other comprehensive (loss) income - beginning
  of year                                                     $        (427)   $      31,746    $     310,869
  Change in unrealized loss on investments                             (579)         (32,173)        (279,123)
                                                              -------------    -------------    -------------
Accumulated other comprehensive (loss) income  - end of
  Year                                                        $      (1,006)   $        (427)   $      31,746
                                                              =============    =============    =============

Accumulated deficit - beginning of year                       $(110,483,695)   $ (95,669,152)   $ (73,654,354)
  Net loss                                                      (23,099,448)     (14,814,543)     (22,014,798)
                                                              -------------    -------------    -------------
Accumulated deficit - end of year                             $(133,583,143)   $(110,483,695)   $ (95,669,152)
                                                              =============    =============    =============

Total shareholders' equity - beginning of year                $  24,757,851    $  39,398,658    $  34,046,589
  Issuance of common stock upon exercise of options and
    warrants                                                        426,179                0          137,042
  Issuance of restricted common stock as employee
    compensation                                                          0          205,909          130,124
  Issuance of common stock and warrants in private offering      20,116,500                0       24,028,824
  Issuance of common stock as payment for license fees and
    services                                                        199,081                0        3,350,000
  Comprehensive loss                                            (23,100,027)     (14,846,716)     (22,293,921)
                                                              -------------    -------------    -------------
Total shareholders' equity - end of year                      $  22,399,584    $  24,757,851    $  39,398,658
                                                              =============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

                                                              2005            2004            2003
                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(23,099,448)   $(14,814,543)   $(22,014,798)
                                                          ------------    ------------    ------------
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization                            2,460,324       3,101,138       2,952,475
    Amortization of premium on investments                      27,437          42,683         155,848
    Provision for obsolete inventories                          67,940         320,533         401,271
    Write-down of inventory to net realizable value          2,250,586       2,768,854               0
    Impairment loss on other assets                          1,245,792               0               0
    Stock compensation                                         940,783       1,005,909         972,471
    Gain on sale of discontinued operations                          0     (11,220,469)              0
    Gain on sale of investments                                      0               0        (228,960)
    Loss on sale of equipment                                  653,702               0          84,007
    Changes in operating assets and liabilities, net of
     disposition in 2004:
      Accounts receivable, net                                 295,546         758,953       1,169,728
      Inventories                                              307,237      (5,535,571)        212,628
      Prepaid and other assets                               1,073,908         105,062         402,920
      Accounts payable and accrued expenses                 (1,483,338)      1,261,072        (837,919)
      Deferred revenue                                        (407,403)        397,845         223,463
                                                          ------------    ------------    ------------
        Total adjustments                                    7,432,514      (6,993,991)      5,507,932
                                                          ------------    ------------    ------------
Net cash used in operating activities                      (15,666,934)    (21,808,534)    (16,506,866)
                                                          ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investments available for sale                  (250,000)              0      (5,603,060)
  Proceeds from maturity/sale of investments                 1,290,000       1,570,000      16,256,385
  Proceeds from sale of property and equipment and
    video business unit assets                                 273,874      12,153,939         437,855
  Purchase of property and equipment                          (744,043)       (995,567)     (1,172,715)
  Payment for patent costs                                  (1,606,842)     (1,952,812)     (1,175,998)
                                                          ------------    ------------    ------------
Net cash (used in) provided by investing activities         (1,037,011)     10,775,560       8,742,467
                                                          ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                20,542,679               0      24,145,241
                                                          ------------    ------------    ------------
Net cash provided by financing activities                   20,542,679               0      24,145,241
                                                          ------------    ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                      3,838,734     (11,032,974)     16,380,842

CASH AND CASH EQUIVALENTS, beginning of year                 6,434,901      17,467,875       1,087,033
                                                          ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                    $ 10,273,635    $  6,434,901    $ 17,467,875
                                                          ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 and 2003

1. THE COMPANY AND NATURE OF BUSINESS

ParkerVision, Inc. (the "Company") was incorporated under the laws of the state of Florida on August 22, 1989. Following the sale of its video operations in May 2004 (Note 18), the Company operates in a single segment - wireless technologies and products.

2. LIQUIDITY AND CAPITAL RESOURCES

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

The Company has incurred losses from operations and negative cash flows in every year since inception and has utilized the proceeds from the sale of its equity securities to fund operations. For the year ended December 31, 2005, the Company incurred a net loss of approximately $23.1 million and negative cash flows from operations of approximately $15.7 million. At December 31, 2005, the Company had an accumulated deficit of approximately $133.6 million and working capital of approximately $10.8 million.

Management does not expect that revenues in 2006, if any, will be sufficient to offset the expenses from continued investment in product development and marketing activities. Therefore, management expects operating losses and negative cash flows to continue in 2006 and possibly beyond.

On February 3, 2006, ParkerVision completed the sale of an aggregate of 2,373,335 shares of common stock to a limited number of institutional and other investors in a private placement transaction pursuant to offering exemptions under the Securities Act of 1933. The shares, which represent 10.2% of the Company's outstanding common stock on an after-issued basis, were sold at a price of $7.50 per share, for net proceeds of approximately $16.3 million. Redeemable warrants to purchase an additional 593,335 shares of common stock were issued in connection with the transaction for no additional consideration. The warrants are immediately exercisable at an exercise price of $8.50 per share and expire on February 3, 2011. In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the fair value of the warrants issued in conjunction with the private placement were classified as equity on the issuance date.

The long-term continuation of the Company's business plans is dependent upon generation of sufficient revenues from its technologies and products to offset expenses. In the event that the Company does not generate sufficient revenues, it will be required to obtain additional funding through public or private financing and/or reduce certain discretionary spending. Management believes certain operating costs could be reduced if working capital decreases significantly and additional funding is not available. In addition, the Company currently has no outstanding long-term debt obligations. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on the Company's ability to achieve its intended long-term business objectives.

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

During the third quarter of 2005, the Company initiated the process of reclaiming unsold product inventory from the distribution channel, liquidating its raw materials and finished product inventory through wholesale channels and liquidating its manufacturing and prototype facility assets and other property and equipment utilized in the retail business activities. The Company believes this process was substantially completed as of December 31, 2005.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
Effective October 2, 2000, the Company formed a wholly owned subsidiary, D2D, LLC. The consolidated financial statements include the accounts of ParkerVision, Inc. and D2D, LLC, after elimination of all significant inter-company transactions and accounts.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management include the allowance for doubtful accounts receivable, reserves for sales returns, inventory reserves for potential excess or obsolete inventory, the assessment of impairment of assets and amortization period for intangible and long-lived assets, warranty reserves, and the valuation allowance for deferred taxes. Actual results could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

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

Inventories
Inventories, if any, are stated at the lower of cost (as determined under the first-in, first-out method) or market (net realizable value). Cost includes the acquisition of purchased materials, labor and overhead. Purchased materials inventory consisted principally of components and subassemblies. The Company had an inventory reserve for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the following estimated useful lives:

      Manufacturing and office equipment                       5-7 years
      Tools and dies                                           5-7 years
      Leasehold improvements                     Remaining life of lease
      Aircraft                                                  20 years
      Furniture and fixtures                                     7 years
      Computer equipment and software                          3-5 years

The cost and accumulated depreciation of assets sold or retired are removed from their respective accounts, and any resulting net gain or loss is recognized in the accompanying consolidated statements of operations.

The Company accounts for impairment of property and equipment in accordance SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internally and externally, that may suggest impairment. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the assets exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the assets. The Company recognized impairment charges of approximately $626,000 related to property and equipment used in the retail business for the year ended December 31, 2005.

Intangible Assets
Patents, copyrights and other intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from three to twenty years. Management of the Company evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists. The Company recognized impairment charges of approximately $1,246,000 related to intangible assets used in the retail business for the year ended December 31, 2005.

Revenue Recognition
Revenue from product sales is generally recognized at the time the product is shipped, provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the sales price is fixed or determinable and collection of the receivable is reasonably assured. The Company's product revenue for 2005, 2004 and 2003 relates primarily to products sold through retail distribution channels, with limited sales direct to end users through the Company's own website and direct value added resellers. Retail distributors are generally given business terms that allow for the return of unsold inventory. In addition, the Company offered a 30-day money back guarantee on its products. With regard to sales through a distribution channel where the right to return unsold product exists, the Company recognized revenue on a sell-through method utilizing information provided by the distribution channel. At December 31, 2004, the Company had deferred revenue from product sales in the distribution channel of $407,403. In addition, since the Company did not have sufficient history with sales of this nature to establish an estimate of expected returns at December 31, 2004, it recorded a return reserve in the amount of 100% of product sales within the 30-day guarantee period.

In addition to the reserve for sales returns, gross product revenue is reduced for price protection programs, customer rebates and cooperative marketing expenses deemed to be sales incentives to derive net revenue. Revenues for the periods ended December 31, 2005 and 2004 were reduced for cooperative marketing costs in the amount of $29,932 and $233,201, respectively.

Shipping and Handling Fees and Costs
The Company includes shipping and handling fees billed to customers in net revenue in accordance with EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $29,365, $29,234, and $2,123 for the years ended December 31, 2005, 2004 and 2003, respectively.

Warranty Costs
The Company warrants its products against defects in workmanship and materials for approximately one year. Estimated costs related to warranties are accrued at the time of revenue recognition and are included in sales and marketing expense. The warranty obligations related to the Company's video business were transferred to Thomson upon sale of the assets of the video business unit (see
Note 18). For the years ended December 31, 2005 and 2004, warranty expenses from continuing operations were $6,638 and $4,853, respectively. Warranty expenses from discontinued operations were $10,588 and $55,729 for the years ended December 31, 2004 and 2003, respectively.

The Company's product warranty liability is included in other accrued expenses in the accompanying consolidated balance sheets. A reconciliation of the changes in the aggregate product warranty liability for the years ended December 31, 2005 and 2004 is as follows:

                                                        Warranty Reserve
                                                          Debit(Credit)
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
Balance at the beginning of the year               $     (4,853)   $   (199,084)
Accruals for warranties issued during
  the year                                              (32,236)        (15,441)
Accruals related to pre-existing warranties
  (including changes in estimates)                       25,598               0
Settlements made (in cash or in kind)
  during the year                                         1,541           6,761
Reduction as a result of discontinued
  operations                                                  0         202,911
                                                   ------------    ------------
Balance at the end of the year                     $     (9,950)   $     (4,853)
                                                   ============    ============

The Company offered extended service and support contacts related to its discontinued operations. A reconciliation of the changes in the aggregate deferred revenue from extended service contracts for the year ended December 31, 2004 is as follows:

                                           Deferred Revenue from Extended
                                           Service Contracts Debit(Credit)
                                           -------------------------------
                                                        2004
                                           -------------------------------
Balance at the beginning of the year              $     (561,584)
Accruals for contracts issued during
  the year                                              (129,875)
Revenue recognized during the year                       236,428
Reduction as a result of discontinued
  operations                                             455,031
                                           -------------------------------
Balance at the end of the year                    $            0
                                           ===============================

Research and Development Expenses
Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third party contractors, prototype expenses, maintenance costs for software development tools, depreciation, amortization, and a portion of facilities costs.

Advertising Costs
Advertising costs are charged to operations when incurred. The Company incurred advertising costs related to continuing operations of $107,495, $215,747, and $64,917, for the years ended December 31, 2005, 2004 and 2003, respectively.

Loss per Common Share
Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each year. Diluted loss per common share is the same as basic loss per common share as all potential common shares are excluded from the calculation, as their effect is anti-dilutive. The weighted-average number of common shares outstanding for the years ended December 31, 2005, 2004 and 2003, was 20,327,750, 17,989,135, and 15,446,857,
respectively. Options and warrants to purchase 7,016,572, 6,620,603, and 7,007,767, shares of common stock that were outstanding at December 31, 2005, 2004 and 2003, respectively, were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

Comprehensive Income
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components. The Company's other comprehensive loss is comprised of net unrealized losses on investments available-for-sale which are included, net of tax, in accumulated other comprehensive income in the consolidated statements of shareholders' equity.

Consolidated Statements of Cash Flows
The Company paid no interest or taxes during 2005, 2004 or 2003.

In connection with the private placement of 2,880,000 shares of the Company's common stock on March 10, 2005, the Company issued warrants to purchase 720,000 shares of common stock. These warrants were recorded at their estimated fair value of approximately $3.1 million (see Note 16). On April 12, 2005, the Company issued options, valued at approximately $146,000, under the terms of the 2000 Performance Equity Plan as consideration for professional services (see
Note 15). On October 3, 2005 the Company issued 8,541 shares of its common stock valued at approximately $53,000 to a consultant as consideration for engineering consulting services (see Note 16).

On May 14, 2004, the Company issued 46,820 shares of restricted common stock, valued at approximately $206,000, under the terms of the 2000 Performance Equity Plan to former employees as part of the severance package pertaining to the discontinued operations (see Note 18). Warrants previously issued by the Company in conjunction with a private placement in the amount of $2,233,800 expired unexercised in 2004 and were reclassified to additional paid in capital.

During 2003, the Company issued restricted common stock as compensation to employees with an aggregate fair value of approximately $130,000. On April 28, 2003, the Company issued restricted common stock, valued at approximately $2,400,000, under the terms of the 2000 Performance Equity Plan as consideration for professional services (see Note 16). On September 19, 2003 the Company issued restricted common stock, valued at approximately $950,000, as consideration for a license agreement (see Note 16).

Income Tax Policy
The provision for income taxes is based on income before taxes as reported in the accompanying consolidated statements of operations. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns, in accordance with SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.

Accounting for Stock Based Compensation
At December 31, 2005, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. For non-employee stock option grants, the Company applies the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", ("FAS 123"), as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FAS 148"). For employee stock option grants, no stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the estimated fair market value of the underlying common stock on the date of the grant. The following table illustrates the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123, as amended by FAS 148, to stock-based employee compensation.

                                             2005            2004            2003
                                         ------------    ------------    ------------
Net loss, as reported                    $(23,099,448)   $(14,814,543)   $(22,014,798)
Deduct:  Total stock-based  employee
compensation expense  determined
under fair value based  method for all
awards,  net of related  tax effects       (8,302,921)    (12,213,448)    (14,867,054)
                                         ------------    ------------    ------------
Pro forma net loss                       $(31,402,369)   $(27,027,991)   $(36,881,852)
                                         ============    ============    ============
Basic net loss per common share:
  As reported                            $      (1.14)   $      (0.82)   $      (1.43)
                                         ============    ============    ============
  Pro forma                              $      (1.54)   $      (1.50)   $      (2.39)
                                         ============    ============    ============

Research and Development Expenses
Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third party contractors, prototype expenses, maintenance costs for software development tools, depreciation, amortization, and a portion of facilities costs.

Recent Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment (FAS 123(R)). FAS 123(R) revises FAS123 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. In addition to revising FAS 123, FAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and amends FASB Statement No. 95, Statement of Cash Flows (FAS 95). The provisions of FAS 123(R) apply to awards that are granted, modified, or settled at the beginning of annual reporting periods that start after June 15, 2005. The Company will adopt FAS 123(R) effective January 1, 2006 on a modified prospective basis without restatement of prior years. The Company has determined that FAS 123(R) will have a substantial impact on the financial statements of the Company due to its requirement to expense the fair value of employee stock options and other forms of stock-based compensation in the Company's consolidated statement of operations, thereby increasing losses and loss per share. The Company anticipates that the impact of stock based compensation on 2006 based on current outstanding options that vest in future periods (assuming no forfeitures or terminations) is approximately $1,135,000. Future stock based compensation will be impacted by additional grants, forfeitures rates and stock price volatility, among other factors.

5. INVESTMENTS

At December 31, 2005 and 2004, short-term investments included investments classified as available-for-sale reported at their fair value based on quoted market prices of $295,555 and $1,363,571, respectively. For the year ended December 31, 2003, the Company realized gains on the sale of investments of $228,960.

6. INVENTORIES

Inventories consisted of the following at December 31, 2004:

                                                                       2004
                                                                   ------------
Purchased materials                                                $  1,837,364
Work in process                                                         165,709
Finished goods                                                          831,435
Spare parts and demonstration inventory                                       0
                                                                   ------------
                                                                      2,834,508
Less allowance for inventory obsolescence                              (208,745)
                                                                   ------------
                                                                   $  2,625,763
                                                                   ============

The Company reduced the carrying value of its inventories to their estimated realizable value at June 30, 2005, resulting in a charge of $2,250,586 which is included as a separate component of cost of goods sold in the consolidated statement of operations. At December 31, 2005, the Company maintained a supply of finished products with a value of approximately $21,000 to satisfy remaining warranty obligations of its retail business. In addition, the Company has components with a value of approximately $45,000 on consignment to a third party for liquidation. These items are included in other current assets.

In the fourth quarter of 2004, the Company reduced the carrying value of its inventories by $2,768,854 with the majority of the write-down relating to the reduction of work in process and finished goods inventories to net realizable value. The Company lowered the selling price on its then current product line in November 2004. This price adjustment, along with the high carrying costs of initial production inventory, resulted in the carrying value of inventory exceeding the net realizable value of the inventory after deduction of direct selling expenses. This charge is included as a separate component of cost of goods sold.

7. OTHER CURRENT ASSETS

Other current assets consisted of the following at December 31, 2005 and 2004:

                                                         2005           2004
                                                     ------------   ------------
Purchase price hold back receivable due
  from sale of video division assets                 $    215,235   $  1,250,000
Other miscellaneous current assets                         91,970         27,497
                                                     ------------   ------------
                                                     $    307,205   $  1,277,497
                                                     ============   ============

8. PREPAID EXPENSES

Prepaid expenses and other consisted of the following at December 31, 2005 and 2004:

                                                        2005            2004
                                                    ------------    ------------
Prepaid insurance                                   $    674,327    $    627,307
Prepaid services                                         200,000         800,000
Other prepaid expenses                                   499,368         354,288
                                                    ------------    ------------
                                                    $  1,373,695    $  1,781,595
                                                    ============    ============

Prepaid services represent the current portion of consulting services prepaid with shares of the Company's common stock in April 2003 as discussed in Note 16.

9. PROPERTY AND EQUIPMENT, NET

Property and equipment, at cost, consisted of the following at December 31, 2005 and 2004:

                                                     2005              2004
                                                 ------------      ------------
Manufacturing and office equipment               $  8,094,406      $ 10,378,483
Tools and dies                                              0           234,140
Leasehold improvements                                282,993           735,932
Aircraft                                              340,000           340,000
Furniture and fixtures                                471,788           592,237
                                                 ------------      ------------
                                                    9,189,187        12,280,792
Less accumulated depreciation                      (7,321,303)       (8,907,898)
                                                 ------------      ------------
                                                 $  1,867,884      $  3,372,894
                                                 ============      ============

Depreciation expense related to property and equipment was $1,321,477, $1,814,892, and $1,974,126, in 2005, 2004 and 2003, respectively. Depreciation related to discontinued operations of $159,467, and $426,782 in 2004 and 2003, respectively, is included in gain (loss) from discontinued operations.

The Company recognized impairment charges on certain long-lived assets related to its retail activities. These charges include impairment of fixed assets, primarily the manufacturing and prototype facility assets, of approximately $626,000. These impairment charges are included as impairment loss in the consolidated statement of operations.

10. OTHER ASSETS

Other assets consisted of the following at December 31, 2005 and 2004:

                                                              2005
                                        ------------------------------------------------
                                        Gross Carrying
                                             Amount
                                            (net of        Accumulated
                                          impairment)     Amortization      Net Value
                                        --------------   --------------   --------------
Patents and copyrights                  $   12,093,007   $    3,036,801   $    9,056,206
Prepaid licensing fees                         705,000          415,250          289,750
Other intangible assets                              0                0                0
Prepaid services, non current portion          200,000          200,000                0
Deposits and other                             352,846                0          352,846
                                        --------------   --------------   --------------
                                        $   13,350,853   $    3,652,051   $    9,698,802
                                        ==============   ==============   ==============

                                                              2004
                                        ------------------------------------------------
                                             Gross
                                            Carrying       Accumulated
                                             Amount       Amortization       Net Value
                                        --------------   --------------   --------------
Patents and copyrights                  $   10,486,165   $    2,462,477   $    8,023,688
Prepaid licensing fees                       2,405,000        1,029,250        1,375,750
Other intangible assets                        841,140          116,825          724,315
Prepaid services, non current portion          200,000                0          200,000
Deposits and other                             590,264                0          590,264
                                        --------------   --------------   --------------
                                        $   14,522,569   $    3,608,552   $   10,914,017
                                        ==============   ==============   ==============

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

At December 31, 2004, prepaid services represent the long-term portion of consulting services paid with shares of the Company's common stock in April 2003 as discussed in Note 16. The current portion of prepaid services is included in prepaid expenses (Note 8). Prepaid licensing fees represent costs incurred to obtain licenses for use of certain technologies in future products. Prepaid license fees are being amortized over their estimated economic lives, generally three to five years. Other intangible assets represent intellectual property acquired from others, which are amortized over their estimated economic lives, generally three years.

The Company recognized impairment charges on certain long-lived assets related to its retail activities. These charges include impairment of prepaid license fees of approximately $662,000, and impairment of other intangible assets of approximately $584,000. These impairment charges are included as impairment loss in the consolidated statement of operations.

Amortization expense for the years ended December 31, 2005, 2004 and 2003 is as follows:

                                            Amortization Expense
                         ---------------------------------------------------------
                           Weighted
                            average
                          estimated
                             life
                          (in years)        2005           2004           2003
                         ------------   ------------   ------------   ------------
Patents and copyrights             17   $    574,324   $    555,504   $    657,842
Prepaid licensing fees              4        424,333        613,917        295,166
Other intangibles                   3        140,190        116,825         25,341
                                        ------------   ------------   ------------
  Total amortization               11   $  1,138,847   $  1,286,246   $    978,349
                                        ============   ============   ============

Amortization related to discontinued operations of $65,637 and $182,883 for 2004 and 2003, respectively is included in gain (loss) from discontinued operations.

Future estimated amortization expense for other assets that have remaining unamortized amounts as of December 31, 2005 were as follows:

      2006               $810,541
      2007               $705,742
      2008               $619,492
      2009               $619,492
      2010               $619,492

11. INCOME TAXES AND TAX STATUS

The Company accounts for income taxes in accordance with SFAS No.109, "Accounting for Income Taxes." As a result of current losses and full deferred tax valuation allowances for all periods, no current or deferred tax provision (benefit) was recorded for 2005, 2004 and 2003. A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 2005, 2004 and 2003 is as follows:

                                      2005            2004            2003
                                  ------------    ------------    ------------
Tax benefit at statutory rate     $ (7,853,812)   $ (5,036,945)   $ (7,382,964)
State tax benefit                     (808,481)       (518,509)       (760,011)
Increase in valuation allowance      9,454,464       6,382,942       8,330,346
Research and development credit       (642,769)       (733,481)       (319,560)
Other                                 (149,402)        (94,007)        132,189
                                  ------------    ------------    ------------
                                  $          0    $          0    $          0
                                  ============    ============    ============

The Company's deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of the Company's assets and liabilities at December 31, 2005 and 2004:

                                        2005            2004
                                    ------------    ------------
Gross deferred tax assets:
  Net operating loss carryforward   $ 50,158,875    $ 40,904,485
  Research and development credit      9,121,377       8,092,946
  Inventories                                  0       1,355,883
  Accrued liabilities                     78,162         180,733
  Patents and other                    1,522,373       1,502,009
                                    ------------    ------------
                                      60,880,787      52,036,056
    Less valuation allowance         (60,701,212)    (51,246,748)
                                    ------------    ------------
                                         179,575         789,308
                                    ------------    ------------
Gross deferred tax liabilities:
  Fixed assets                            82,713         261,532
  Deferred revenue                             0         152,776
  Restricted stock issuance               96,862         375,000
                                    ------------    ------------
                                         179,575         789,308
                                    ------------    ------------
Net deferred tax asset              $          0    $          0
                                    ============    ============

The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income. The valuation allowance for deferred tax assets as of December 31, 2005 and 2004 was $60,701,212 and $51,246,748, respectively.

At December 31, 2005, the Company had net operating loss and research and development tax credit carryforwards for income tax purposes of $133,756,999 and $9,121,377, respectively, which expire in varying amounts from 2008 through 2025. The Company's ability to benefit from the net operating loss and research and development tax credit carryforwards could be limited under certain provisions of the Internal Revenue Code if ownership of the Company changes by more than 50%, as defined.

To the extent that net operating loss carryforwards, if realized, relate to the portion associated with stock-based compensation, the resulting benefit will be credited to shareholders' equity, rather than results of operations.

12. COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company's headquarters are located in Jacksonville, Florida, pursuant to a non-cancelable lease agreement with related parties (see Note 13). The lease is on a triple net basis which obligates the Company to pay property taxes, maintenance and repair costs. The lease currently provides for a monthly base rental payment of $23,276 through February 2007, with an option for renewal.

The Company leases office space in Lake Mary, Florida for a wireless design center. The lease term, as amended, was renewed in September 2005 and provides for an average monthly rental payment of approximately $17,858 through December 2010.

 The Company leased a facility in Los Angeles, California that was previously utilized for video division training and sales demonstrations that had a lease term through May of 2005. Due to the sale of the video division, the remaining estimated future lease obligation for this facility of approximately $29,000 was charged to gain (loss) from discontinued operations in the Consolidated Statement of Operations in 2004.

In addition to sales tax payable on base rental amounts, certain leases obligate the Company to pay property taxes, maintenance and repair costs. Rent expense, net of sublease income, for the years ended December 31, 2005, 2004 and 2003 was $688,258, $758,718, and $882,454, respectively. Future minimum lease payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2005 were as follows:

      2006               $      495,000
      2007                      268,000
      2008                      228,000
      2009                      235,000
      2010                      242,000
                         --------------
                         $    1,468,000
                         ==============

Purchase Commitments
At December 31, 2005, the Company had no purchase commitments. At December 31, 2004, the Company had recorded an accrual for a purchase commitment of $194,000 related to its net realizable value write down of inventory (Note 6).

The Company's significant suppliers in 2004 and 2005 were suppliers of components for the retail product line. Prior to 2004, the Company's significant suppliers were suppliers of components related to its discontinued operations. For the year ended December 31, 2005, five suppliers of significant components, Conexant Systems, Inc., Arrow Electronics, Photocircuits Corporation, Avnet Electronics and Zydas Technology Corporation accounted for approximately 17%, 16%, 15%, 13% and 11% of the Company's total component purchases, respectively. For the year ended December 31, 2004, three suppliers of significant components, Zyxel Communications, Texas Instruments and Arrow Electronics, accounted for approximately 13%, 11% and 10% of the Company's total component purchases, respectively. For the year ended December 31, 2003, three suppliers of significant components, Panasonic, Canon USA, Inc. and Snell and Wilcox accounted for approximately 15%, 14% and 12% of the Company's total component purchases, respectively. No other supplier accounted for more than 10% of the Company's component purchases in 2005, 2004 or 2003.

Legal Proceedings
The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company believes, based upon advice from outside legal counsel, that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

13. RELATED-PARTY TRANSACTIONS

The Company leases its headquarters office facilities from the Chairman and Chief Executive Officer of the Company and Barbara Parker, a related party. The lease's current terms obligate the Company through February 28, 2007 at a monthly base rental payment of $23,276, with an option for renewal.

In March 2003, the Company sold 495,050 shares of its common stock in a private placement transaction to members of the Parker family, including CEO Jeffrey Parker, at a market price of $5.05 per share.

14. CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable. At December 31, 2005, the Company had cash balances on deposit with banks that exceeded the balance insured by the F.D.I.C. The Company maintains its cash investments with what management believes to be quality financial institutions and limits the amount of credit exposure to any one institution.

For the year ended December 31, 2005 three customers, Wynit, Softek, and Surplus Giant accounted for 50%, 14% and 12%, respectively, of the Company's total revenues. For the year ended December 31, 2004, one credit customer, TigerDirect.com accounted for approximately 18% of the Company's total net revenues. Thomson accounted for 77% of accounts receivable at December 31, 2004. The Company closely monitors extensions of credit and has never experienced significant credit losses. The significant customers for 2004 and 2005 are not expected to account for any of the Company's revenue in future years.

15. STOCK OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION PLANS:

1993 Stock Plan
The Company adopted a stock plan in September 1993 (the "1993 Plan"). The 1993 Plan, as amended, provided for the grant of options and other Company stock awards to employees, directors and consultants, not to exceed 3,500,000 shares of common stock. The plan provided for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, bargain purchases of common stock, bonuses of common stock and various stock benefits or cash. Options granted to employees and consultants under the 1993 Plan vested for periods up to ten years and are exercisable for a period of five years from the date the options vest. Options granted to directors under the 1993 Plan are exercisable immediately and expire ten years from the date of grant. As of September 10, 2003, the Company was no longer able to issue grants under the 1993 Plan.

2000 Performance Equity Plan
The Company adopted a performance equity plan in July 2000 (the "2000 Plan"). The 2000 Plan provides for the grant of options and other Company stock awards to employees, directors and consultants, not to exceed 5,000,000 shares of common stock. The plan provides for benefits in the form of incentive stock options, nonqualified stock options, and stock appreciation rights, restricted share awards, stock bonuses and various stock benefits or cash. Options granted to employees and consultants under the 2000 Plan generally vest for periods up to five years and are exercisable for a period of up to five years from the date the options become vested. Options granted to directors under the 2000 Plan are generally exercisable immediately and expire seven to ten years from the date of grant. Options to purchase 1,381,809 shares of common stock were available for future grants under the 2000 Plan at December 31, 2005.

The following table summarizes option activity in aggregate under the 1993 and 2000 Plans for each of the years ended December 31:

                                  2005                           2004                           2003
                      ----------------------------   ----------------------------    ----------------------------
                                           Wtd.                          Wtd.
                                         Avg. Ex.                      Avg. Ex.                       Wtd. Avg.
                         Shares           Price          Shares         Price           Shares        Ex. Price
                      ------------    ------------   ------------    ------------    ------------    ------------
Outstanding at
  beginning of year      5,363,202    $      21.24      5,545,366    $      22.13       4,534,224    $      25.98
Granted                    493,770            6.85        685,750            5.36       1,243,800            8.05
Exercised                  (63,900)           6.67              0                         (16,100)           6.21
Forfeited                 (376,855)           9.38       (752,560)          13.28        (203,598)          23.39
Expired                   (377,046)          13.31       (115,354)          20.73         (12,960)          18.62
                      ------------    ------------   ------------    ------------    ------------    ------------
Outstanding at
  end of year            5,039,171    $      21.51      5,363,202    $      21.24       5,545,366    $      22.13
                      ============    ============   ============    ============    ============    ============

Exercisable at
  end of year            4,363,273    $      23.64      4,132,817    $      23.40       3,623,958    $      23.83
                      ============    ============   ============    ============    ============    ============

Weighted average
  fair value of
  options granted                     $       4.62                   $       3.87                    $       3.97
                                      ============                   ============                    ============

On April 12, 2005, the Company granted stock options to an outside consultant under the 2000 Plan in connection with a consulting agreement to purchase an aggregate of 40,000 shares of its common stock at an exercise price of $10.00 per share. The first 20,000 options vest ratably over fifteen months. The remaining 20,000 options vest if certain market conditions are met. These options expire thirty-six months from the date they become vested. The total fair value of these options of approximately $146,000 was estimated as of the date of the transaction using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.86%, no expected dividend yield, expected life of three years and expected volatility of 81.86%. The estimated fair value of the options will be amortized to expense in the Company's consolidated statement of operations over the term of the contract or approximately 15 months. For the year ended December 31, 2005, approximately $87,450 was amortized to expense related to this contract.

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

                                  2005                           2004                           2003
                      ---------------------------    ----------------------------    ----------------------------
                                                                      Wtd. Avg.                        Wtd. Avg.
                                                         Shares       Ex. Price         Shares         Ex. Price
                      ------------   ------------    ------------    ------------    ------------    ------------
Outstanding at
  beginning of year      1,257,401   $      42.49       1,462,401    $      39.62       1,984,026    $      34.56
Granted                    720,000           9.00               0                                               0
Exercised                        0                                                              0               0
Forfeited                        0                                              0        (476,625)          21.38
Expired                          0                       (205,000)   $      22.04         (45,000)           9.58
                      ------------   ------------    ------------    ------------    ------------    ------------
Outstanding end of
  Year                   1,977,401   $      30.29       1,257,401    $      42.49       1,462,401    $      39.62
                      ============   ============    ============    ============    ============    ============
Exercisable at
  end of year            1,977,401   $      30.29       1,257,401    $      42.49       1,439,901    $      39.88
                      ============   ============    ============    ============    ============    ============

Weighted average
  fair value of
  options granted                             N/A                             N/A                             N/A
                                     ============                    ============                    ============

The options outstanding at December 31, 2005 under all plans, including the non-plan options and warrants, have exercise price ranges and weighted average contractual lives as follows:

                                               Options Outstanding                            Options Exercisable
                            -----------------------------------------------------     ---------------------------------
                                 Number             Wtd. Avg.                             Number
                             Outstanding at         Remaining         Wtd. Avg.       Exercisable at        Wtd. Avg.
  Range of Exercise             December           Contractual        Exercise         December 31,          Exercise
        Prices                  31, 2005              Life              Price              2005               Price
-----------------------     ----------------      -------------     -------------     ---------------      ------------
     $4.22-$6.00                     669,200            8 years            $ 5.36             264,200            $ 5.25
     $6.48-$9.06                   1,557,820            6 years            $ 8.57           1,396,020            $ 8.63
    $10.00-$14.90                    366,250            2 years            $12.41             319,252            $12.63
    $15.13-$22.44                  1,184,621            3 years            $18.18           1,126,521            $18.11
    $23.00-$35.41                  1,532,238            4 years            $28.20           1,528,238            $28.19
    $37.45-$48.00                  1,026,968            5 years            $41.76           1,026,968            $41.76
    $56.66-$61.50                    679,475            6 years            $57.73             679,475            $57.73
                            ----------------                                          ---------------
                                   7,016,572                                                6,340,674
                            ================                                          ===============

The fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005, 2004 and 2003:

                              2005           2004           2003
                          ------------   ------------   ------------
Expected volatility         76%-86%        77%-79%        74%-78%
Risk free interest rate   3.72%-4.49%    2.99%-4.80%    1.30%-3.25%
Expected life              3-10 years     5-10 years     5-10 years
Dividend yield                 --             --             --

16. STOCK AUTHORIZATION AND ISSUANCE

Preferred Stock
ParkerVision has 15,000,000 share of preferred stock authorized for issuance at the direction of the board of directors. In March 2000, the Company issued 79,868 shares of Series D Preferred Stock, $1 par value, $25 stated value, for the acquisition of substantially all of the assets of STI. The Company also issued an aggregate of 34,151 shares of Series A, B, and C Preferred Stock, $1 par value, $25 stated value as signing bonuses and compensation under employment contracts for certain employees of STI. The preferred stock was converted into approximately 73,000, 16,600 and 86,000 shares of common stock in March 2003, 2002 and 2001, respectively. As of December 31, 2005, the Company has no outstanding preferred stock.

On November 17, 2005, the board of directors designated 100,000 shares of authorized preferred stock as the Series E Preferred Stock in conjunction with its adoption of a Shareholder Protection Rights Agreement (Note 17).

Common Stock and Warrants
On September 19, 2005, the Company entered into a consulting agreement with an independent engineering consultant to perform services for the Company over a one year period. Total consideration for the services in the amount of $160,000 is payable to the consultant in cash or in shares of ParkerVision common stock at the Company's sole option. Payments will be made in equal installments on October 3, 2005, January 2, 2006 and April 3, 2006. The total consideration of $160,000 was recorded as an other current asset which is amortized ratably over the service period, or one year. A corresponding liability has been recorded in other accrued expenses and is reduced as the installment payments are paid to the consultant. On October 3, 2005 the Company issued 8,541 shares of its common stock, under its 2000 Performance Equity Plan, as payment of the first installment under this agreement.

On March 14, 2005, ParkerVision consummated the sale of an aggregate of 2,880,000 shares of common stock to a limited number of institutional and other investors in a private placement transaction pursuant to offering exemptions under the Securities Act of 1933. The shares, which represented at the time 14% of the Company's outstanding common stock on an after-issued basis, were sold at a price of $7.50 per share, for net proceeds of approximately $20.1 million. Warrants to purchase an additional 720,000 shares of common stock were issued in connection with the transaction for no additional consideration. The warrants are immediately exercisable at an exercise price of $9.00 per share and expire on March 10, 2010. In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrants issued in conjunction with the private placement on March 14, 2005 were classified as equity on the issuance date.

On May 14, 2004, the Company issued 46,820 shares of restricted common stock, valued at approximately $206,000, under the terms of the 2000 Performance Equity Plan to former employees as part of the severance package pertaining to the discontinued operations (Note 18).

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

On March 26, 2003, the Company received $5,078,200 from the sale of an aggregate of 1,154,437 shares of its common stock in private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended. These shares were subsequently registered for resale under an S-3 registration statement. Leucadia National Corporation and another third party purchased 659,387 shares of common stock at a price of $3.91 per share. The Parker family, including CEO Jeffrey Parker, purchased 495,050 shares of common stock at the price of $5.05 per share.

17. SHAREHOLDER PROTECTION RIGHTS AGREEMENT

On November 21, 2005, the Company adopted a Shareholder Protection Rights Agreement ("Rights Agreement") which calls for the issuance, on November 29, 2005, as a dividend, rights to acquire fractional shares of Series E Preferred Stock. The Company did not assign any value to the dividend as the value of these rights is not believed to be objectively determinable. The principal objective of the Rights Agreement is to cause someone interested in acquiring the Company to negotiate with the Company's Board of Directors rather than launch an unsolicited, or hostile, bid. The Rights Agreement subjects a potential acquirer to substantial voting and economic dilution. Each share of Common Stock issued in the future by the Company will include an attached right.

The rights initially are not exercisable and trade with the Common Stock of the Company. In the future, the rights may become exchangeable for shares of Series E Preferred Stock with various provisions that may discourage a takeover bid. Additionally, the rights have what are known as "flip-in" and "flip-over" provisions that could make any acquisition of the Company more costly to the potential acquirer. The rights may separate from the Common Stock following the acquisition of 15% or more of the outstanding shares of Common Stock by an acquiring person. Upon separation, the holder of the rights may exercise their right at an exercise price of $45 per right (the "Exercise Price"), subject to adjustment and payable in cash.

Upon payment of the exercise price, the holder of the right will receive from the Company that number of shares of Common Stock having an aggregate market price equal to twice the Exercise Price, as adjusted. The Rights Agreement also has a flip over provision allowing the holder to purchase that number of shares of common/voting equity of a successor entity, if the Company is not the surviving corporation in a business combination, at an aggregate market price equal to twice the Exercise Price.

The Company has the right to substitute for any of its shares of Common Stock that it is obligated to issue, shares of Series E Preferred Stock at a ratio of one ten-thousandth of a share of Series E Preferred Stock for each share of Common Stock. The Series E Preferred Stock, if and when issued, will have quarterly cumulative dividend rights payable when and as declared by the board of directors, liquidation, dissolution and winding up preferences, voting rights and will rank junior to other securities of the Company unless otherwise determined by the board of directors.

The rights may be redeemed upon approval of the board of directors at a redemption price of $0.01. The Rights Agreement expires on November 21, 2015.

18. DISCONTINUED OPERATIONS

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

The net book value of the assets and liabilities sold to Thomson include the following:

Patents, net of accumulated amortization
  of $731,890                                                      $    681,444
Inventories, net of reserves for obsolescence
  of $1,095,354                                                       1,702,797
Furniture and equipment, net of accumulated
  depreciation of $913,431                                              584,059
Prepaids and other deposits                                              37,364
Deferred revenue                                                     (1,217,371)
Warranty reserves                                                      (202,911)
                                                                   ------------
                                                                   $  1,585,382
                                                                   ============

Inventories sold consisted of the following:

Purchased materials                                                $  1,069,897
Work in process                                                         100,089
Finished goods                                                          359,174
Spare parts and demonstration inventory                               1,268,991
                                                                   ------------
                                                                      2,798,151
Less allowance for inventory obsolescence                            (1,095,354)
                                                                   ------------
                                                                   $  1,702,797
                                                                   ============

Property and equipment sold consisted of the following:

Manufacturing and office equipment                                 $  1,347,138
Tools and dies                                                          150,352
                                                                   ------------
                                                                      1,497,490
Less accumulated depreciation                                          (913,431)
                                                                   ------------
                                                                   $    584,059
                                                                   ============

The sales price of the assets was approximately $13.4 million, which included a $1.25 million price holdback payable in May 2005. The price holdback represents a portion of the sales price held by Thomson to indemnify Thomson against breaches of the Company's continuing obligations and its representations and warranties. In May 2005, Thomson paid the Company approximately $1.1 million representing the price holdback, including interest, less approximately $215,000 for claims made against the Company's indemnification obligations. The Company has disputed these claims as unfounded. The Company recognized a gain on the sale of discontinued operations in 2004 of $11,220,469 which is net of losses on the disposal of remaining assets related to the video operations of $598,088.

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

Net gain (loss) from discontinued operations for the years ended December 31, 2005, 2004 and 2003 below include the following components:

                                      2005            2004             2003
                                  ------------    ------------     ------------
Net revenues                      $          0    $  1,507,955     $  6,717,179
Cost of goods sold and
  operating expenses                         0       4,955,098       10,097,292
                                  ------------    ------------     ------------
Loss from operations                         0      (3,447,143)      (3,380,113)
Gain on sale of assets                       0      11,220,469                0
                                  ------------    ------------     ------------
Gain (loss) from
  discontinued operations         $          0    $  7,773,326     $ (3,380,113)
                                  ============    ============     ============

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data presented below has been reclassified to reflect discontinued operations (in thousands except for per share data).

                                          For the three months ended                            For the year
                              ---------------------------------------------                         ended
                                  March 31,       June 30,      September 30,   December 31,    December 31,
                                    2005            2005            2005            2005            2005
                                ------------    ------------    ------------    ------------    ------------
Revenues                        $        172    $        123    $        430    $        271    $        996
Gross margin                             (89)         (2,262)             91             219          (2,041)
Net loss from continuing
operations                            (5,504)        (10,191)         (3,902)         (3,502)        (23,099)
Gain (loss) from
discontinued operations                    0               0               0               0               0
                                ------------    ------------    ------------    ------------    ------------
Net loss                        $     (5,504)   $    (10,191)   $     (3,902)   $     (3,502)   $    (23,099)
                                ============    ============    ============    ============    ============

Basic and diluted net
 loss per common share:
  Continuing operations         $      (0.30)   $      (0.49)   $      (0.19)   $      (0.17)   $      (1.14)
  Discontinued operations               0.00            0.00            0.00            0.00            0.00
                                ------------    ------------    ------------    ------------    ------------
Total                           $      (0.30)   $      (0.49)   $      (0.19)   $      (0.17)   $      (1.14)
                                ============    ============    ============    ============    ============

                                         For the three months ended                            For the year
                              ---------------------------------------------                         ended
                                  March 31,       June 30,      September 30,   December 31,    December 31,
                                    2004            2004            2004            2004            2004
                                ------------    ------------    ------------    ------------    ------------

Revenues                        $        296    $         64    $         62    $         19    $        441
Gross margin                             248             (17)            (21)         (3,064)         (2,854)
Net loss from continuing
operations                            (3,973)         (3,921)         (5,007)         (9,687)        (22,588)
Gain (loss) from discontinued
operations                            (1,390)          9,179             (81)             65           7,773
                                ------------    ------------    ------------    ------------    ------------
Net income (loss)               $     (5,363)   $      5,258    $     (5,088)   $     (9,622)   $    (14,815)
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
                                ============    ============    ============    ============    ============

Gross margin for the second quarter of 2005 reflects a $2.3 million write down of inventory to net realizable value as further discussed in Note 6. Gross margin for the fourth quarter of 2004 reflects a $2.8 million write down of inventory to net realizable value as further discussed in Note 6.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2005, the chief executive officer and chief financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria established in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

For the three month period covered by this report, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Our directors and executive officers are listed below:

            Name              Age      Position
            ----              ---      --------
Jeffrey L. Parker              49      Chairman of the Board and Chief Executive
                                       Officer
Todd Parker                    41      Vice President of Product Operations and
                                       Director
Cynthia Poehlman               39      Chief Financial Officer
David F. Sorrells              47      Chief Technical Officer and Director
Stacie Wilf                    47      Secretary/Treasurer
William A. Hightower           62      Director
Richard A. Kashnow             63      Director
John Metcalf                   55      Director
William L. Sammons             85      Director
Nam P. Suh                     69      Director
Papken S. der Torossian        67      Director

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

Todd Parker has been a director since our inception and was a vice president of ours from inception to June 1997. Mr. Parker acted as a consultant to us from June 1997 through November 1997 and from September 2001 to July 2002. On July 31, 2002, Mr. Parker was appointed president of the Video Business Unit of the Company until that division was sold in May 2004 when his title was changed to Vice President for Corporate Development. Following the exit from retail business activities in June 2005, Mr. Parker's title was changed to Vice President of Product Operations. From January 1985 to August 1989, Mr. Parker served as general manager of manufacturing for Parker Electronics.

Cynthia Poehlman has been our chief financial officer since June 2004. From March 1994 to June 2004, Ms. Poehlman was our controller and our chief accounting officer.

David F. Sorrells has been our chief technical officer since September 1996 and has been a director since January 1997. From June 1990 to September 1996, Mr. Sorrells served as our engineering manager.

Stacie Wilf has been our secretary and treasurer since our inception and a director of the Company from August 1989 to June 2002. From January 1981 to August 1989, Ms. Wilf served as the controller and chief financial officer of Parker Electronics.

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

Richard A. Kashnow has been a director since August 2000. From August 1999 until his retirement in January 2003, Mr. Kashnow was the president of Tyco Ventures, the venture capital arm of Tyco International, Inc., a diversified manufacturing services Company. From October 1995 to its acquisition by Tyco in 1999, Mr. Kashnow was the chairman, chief executive officer and president of Raychem Corporation, a technology Company specializing in electronic components and engineered materials. Mr. Kashnow received a PhD in physics from Tufts University, served in the U.S. Army, and started his career at General Electric. He serves on three other public company boards, Komag and ActivCard, for which he serves as the non-executive chairman, and Ariba.

John Metcalf has been a director since June 2004. Since November 2002, Mr. Metcalf has been a CFO Partner with Tatum LLC, an executive services and consulting firm providing financial and information technology leadership with over 500 CFO and CIO partners nationwide. Mr. Metcalf currently also is serving as CFO for Siltronic Corporation, a silicon wafer manufacturing company. From February 2001 to December 2001, Mr. Metcalf was vice president and chief financial officer of Zight Corporation, a venture funded microdisplay company. From January 1997 to December 2000, he was the vice president and chief financial officer of WaferTech, a semiconductor foundry that was a joint venture of TSMC, Altera, Analog Devices, and ISSI. Mr. Metcalf was the senior vice president of finance, chief financial officer and corporate secretary of Siltec Corporation, a silicon wafer manufacturer, from 1992 to 1997, and the vice president finance and chief financial officer of Oki Semiconductor from 1987 to 1991. Prior to his employment by Oki Semiconductor, Mr. Metcalf was employed for eleven years by Advanced Micro Devices in a number of finance managerial positions.

William L. Sammons has been a director since October 1993. From 1981 until his retirement in 1985, Mr. Sammons was president of the North American Operations of Carrier Corporation.

Nam P. Suh has been a director since December 2003. Mr. Suh has been a member of the MIT faculty since 1970, where, among the many positions held, he recently has been the director of the MIT Laboratory for Manufacturing and Productivity, head of the department of Mechanical Engineering (1991-2001) director of the MIT Manufacturing Institute and director of the Park Center for Complex Systems. In 1984, Mr. Suh was appointed the Assistant Director for Engineering of the National Science Foundation by President Ronald Reagan and confirmed by the U.S. Senate. Mr. Suh is a widely published author of approximately 300 articles and seven books on topics related to tribology, manufacturing, plastics and design. Mr. Suh has approximately 50 United States patents and many foreign patents, some of which relate to plastics, polymers and design. Mr. Suh serves on two other public company boards including Therma-Wave, Inc. and Integrated Device Technology, Inc.

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

Family Relationships

Messrs. Jeffrey and Todd Parker and Ms. Stacie Wilf are brothers and sister.

Independence of Directors

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

Audit Committee and Financial Expert

The Company has an audit committee that is comprised of independent directors and is governed by a board-approved charter. The charter, among other things, contains the committee's membership requirements and responsibilities. The members of the audit committee are Messrs. John Metcalf, Richard A. Kashnow and William L. Sammons. Mr. Metcalf serves as chairman of the audit committee.

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

Shareholder Proposals and Nominations

There have been no material changes to the procedures by which security holders may recommend nominees to the company's board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and ten percent shareholders are charged by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during the fiscal year ended December 31, 2005, all filing requirements applicable to the company executive officers, directors and ten percent shareholders were fulfilled.

 Code of Ethics

The board of directors has adopted a code of ethics that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the company files or submits to the SEC and others. A copy of the code of ethics may be found on the company's website at www.parkervision.com.

Item 11. Executive Compensation

The following tables summarize the cash compensation paid by the company to each of its executive officers (including our chief executive officer) who were serving as executive officers at the end of the year ended December 31, 2005, for services rendered in all capacities to the company and its subsidiaries during the years ended December 31, 2005, 2004 and 2003, options granted to such executive officers during the year ended December 31, 2005, and the value at the end of the fiscal year ended December 31, 2005 of all options granted to the executive officers.

=========================================================================================================================
                                            SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------
                                                                                                          Long Term
                                                                 Annual Compensation                     Compensation
                                                  -------------------------------------------------- --------------------
Name and Principal                  Fiscal Year                                      Other Annual
Position                            Ended 12/31       Salary            Bonus        Compensation      Options/SARs (#)
---------------------------------- -------------- ---------------- --------------- ----------------- --------------------
Jeffrey L. Parker                      2005         $ 325,000        $  65,000                           85,908 (1)
  Chairman of the Board                2004         $ 305,288        $ 175,000            --                 --
  and Chief Executive                  2003         $ 300,000        $  25,000                               --
  Officer
---------------------------------- -------------- ---------------- --------------- ----------------- --------------------
Cynthia Poehlman                       2005         $ 167,308        $  27,188                           29,563 (2)
  Chief Financial Officer              2004         $ 136,154        $  75,000                          150,000
                                       2003         $ 120,000        $  17,000            --                 --
---------------------------------- -------------- ---------------- --------------- ----------------- --------------------
David Sorrells                         2005         $ 262,500        $  35,684                           39,988 (3)
  Chief Technical Officer              2004         $ 259,856        $ 135,000                               --
   and Director                        2003         $ 250,000        $ 125,000            --               125,000
---------------------------------- -------------- ---------------- --------------- ----------------- --------------------
Todd Parker                            2005         $ 200,000        $  27,188                           29,563 (2)
  Vice President, Product              2004         $ 200,000        $  40,000                               --
     Operations and Director           2003         $ 182,115        $  25,000            --                 --
=========================================================================================================================

(1) Includes 10,908 share options with an estimated fair value of $64,903 granted, at the election of Mr. Parker, in lieu of an additional cash bonus for fiscal 2005.

(2) Includes 4,563 share options with an estimated fair value of $27,150 granted, at the election of the executive officer, in lieu of an additional cash bonus for fiscal 2005.

(3) Includes 5,988 share options with an estimated fair value of $35,629 granted, at the election of Mr. Sorrells, in lieu of an additional cash bonus for fiscal 2005.

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


========================================================================================================================
                                        OPTION/GRANTS IN LAST FISCAL YEAR
------------------------------------------------------------------------------------------------------------------------
                                                  % of Total
                                                   Options
                                  Number of      Granted to                                      Realizable Value
                                Shares Under    Employees in     Exercise      Expiration   ----------------------------
Name                              Options        Fiscal Year      Price           Date            5%             10%
------------------------------ -------------- ---------------- ------------ --------------- ------------- --------------
Jeffrey L. Parker                 75,000(1)         15.2%          $5.77           8/9/2012    $176,193       $410,612
                                  10,908(1)          2.2%          $8.91         12/20/2012    $ 39,571       $ 92,218
------------------------------ -------------- ---------------- ------------ --------------- ------------- --------------
Cynthia Poehlman                  25,000(2)          5.1%          $5.77           8/9/2012    $ 58,731       $136,871
                                   4,563(1)          0.9%          $8.91         12/20/2012    $ 16,553       $ 38,577
------------------------------ -------------- ---------------- ------------ --------------- ------------- --------------
David Sorrells                    34,000(2)          6.9%          $5.77           8/9/2012    $ 79,874       $186,144
                                   5,988(1)          1.2%          $8.91         12/20/2012    $ 21,723       $ 50,624
------------------------------ -------------- ---------------- ------------ --------------- ------------- --------------
Todd Parker                       25,000(2)          5.1%          $5.77           8/9/2012    $ 58,731       $136,871
                                   4,563(1)          0.9%          $8.91         12/20/2012    $ 16,553       $ 38,577
========================================================================================================================

(1) Options are exercisable immediately upon grant.
(2) Options vest ratably over a three year period beginning August 9, 2006.

============================================================================================================================
                                    AGGREGATE FISCAL YEAR-END OPTION/SAR VALUES
                                                AT DECEMBER 31, 2005
----------------------------------------------------------------------------------------------------------------------------
                                                            Number of Unexercised                Value of Unexercised
                                                         Options/SARs at Fiscal Year End      In-the-Money Options/SARs at
                              Shares                                  (#)                           Fiscal Year End
                            Acquired on      Value      --------------------------------- ----------------------------------
Name                       Exercise (#)   Realized ($)    Exercisable     Unexercisable       Exercisable     Unexercisable
-------------------------- -------------- ------------- ---------------- ---------------- ------------------ ---------------
Jeffrey L. Parker               --             --           825,908                0           $251,823          $      0
-------------------------- -------------- ------------- ---------------- ---------------- ------------------ ---------------
Cynthia Poehlman                --             --           114,163          147,400           $102,867          $491,250
-------------------------- -------------- ------------- ---------------- ---------------- ------------------ ---------------
David F. Sorrells               --             --           805,488           84,000           $  8,638          $118,220
-------------------------- -------------- ------------- ---------------- ---------------- ------------------ ---------------
Todd Parker                     --             --           132,063           45,000           $    867          $ 83,250
============================================================================================================================

Employment Agreements

In September 2000, we entered into an employment agreement with Jeffrey L. Parker, our chairman of the board and chief executive officer, which expired on September 30, 2005. Mr. Parker currently receives an annual base salary of $325,000. Mr. Parker also will receive bonuses from time to time as may be determined by the compensation committee, and he is eligible to participate in the various benefit plans available to all executives of the company. Mr. Parker was awarded a cash bonus of $65,000 in connection with his employment during 2005. Mr. Parker was awarded two stock options in 2000 in connection with his execution of an employment agreement with us. The first option is for 350,000 shares of common stock, exercisable at a price per share of $41. This option vested immediately and is exercisable until September 7, 2010, except as provided in the option agreement. The second option is for 150,000 shares of common stock, exercisable at $61.50 per share and vesting in five equal installments of 30,000 shares on October 1 in each year from 2001 through 2005. Once vested, the options remain exercisable until October 1, 2010, except as provided in the option agreement.

In March 2002, we entered into an employment agreement with David F. Sorrells, our chief technical officer and a director, which expires March 6, 2007. The agreement provides that Mr. Sorrells will receive an annual base salary of not less than $250,000 for the first two-year period with annual increases thereafter as determined by the compensation committee, but not less than 5% of the prior year's base salary. Mr. Sorrells currently receives an annual base salary of $262,500. Mr. Sorrells will also receive an annual bonus as may be determined by the compensation committee based on the recommendation of the chief executive officer. Mr. Sorrells was awarded a cash bonus of $35,684 in connection with his employment in 2005. Mr. Sorrells may also be granted awards under the company's equity performance plans.

Compensation of Outside Directors
Currently, each non-employee director receives an annual retainer of $25,000 paid in quarterly installments and an option grant of 10,000 shares upon completion of each year of service as a director. In addition, non-employee directors receive annual retainers, paid in quarterly installments, for committee participation as follows:

      Audit Committee            Compensation Committee          Nominating Committee
---------------------------- ------------------------------- -----------------------------
    Chair         Member         Chair          Member          Chair         Member
-------------- ------------- -------------- ---------------- ------------ ----------------
   $15,000        $7,500        $10,000         $5,000         $5,000         $2,500

New non-employee directors receive an option grant of 40,000 shares upon initial election to the board. These options vest at the end of the first year of board service. All board members are reimbursed for reasonable expenses incurred in attending meetings.

The foregoing director compensation program was implemented in June 2005 in connection with a board compensation review by a third party compensation consultant. Prior to June 2005, the director compensation program included an annual retainer of $20,000 payable in quarterly installments, a meeting fee of $2,500 for each meeting attended in-person or $1,500 for each meeting attended telephonically, and an option grant of 10,000 shares upon completion of each year of service as a director. In addition, each committee chairman received an annual retainer of $5,000 paid in quarterly installments.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth certain information as of February 28, 2006 with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of our common stock, (ii) each of our director nominees, (iii) each executive officer whose compensation exceeded $100,000 in 2005, and (iv) all of our directors, director nominees and executive officers as a group (based upon information furnished by those persons).


                                              Amount and Nature of  Percent of
Name of Beneficial Owner                      Beneficial Ownership   Class(1)
------------------------                      --------------------  ----------
Jeffrey L. Parker(2)                            3,371,848 (3)(4)      13.95%
J-Parker Family Limited Partnership(5)          2,325,984 (4)          9.97%
Todd Parker(2)                                  1,095,151 (6)(7)       4.67%
T-Parker Family Limited Partnership(5)            876,255 (7)          3.75%
Stacie Wilf(2)                                    987,823 (8)(9)       4.22%
S-Parker Wilf Family Limited Partnership(5)       863,811 (9)          3.70%
David F. Sorrells(2)                              805,488 (10)         3.34%
William A. Hightower                              197,500 (11)          .84%
Richard A. Kashnow                                125,000 (12)         0.53%
William L. Sammons                                169,750 (13)         0.72%
Nam P. Suh                                        110,000 (14)         0.47%
Papken S. der Torossian                           125,000 (15)         0.53%
Cynthia Poehlman(2)                               114,163 (16)         0.49%
John Metcalf                                       50,000 (17)         0.21%
Wellington Management Company, LLP(18)          3,424,950 (18)        14.68%
Special Situations Fund(19)                     1,653,140 (19)         7.02%
Heartland Value Fund(20)                        1,875,000 (20)         7.91%
All directors, director nominees and
  executive officers as a group (11 persons)    7,151,723 (21)        27.49%

----------

(1) Percentage includes all outstanding shares of common stock plus, for each person or group, any shares of common stock that the person or the group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(2)   The person's address is 8493 Baymeadows Way, Jacksonville, Florida 32256.

(3) Includes 825,908 shares of common stock issuable upon currently exercisable options, 2,325,984 shares held by J-Parker Family Limited Partnership and 57,989 shares owned of record by Mr. Parker's three children over which he disclaims ownership.

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

(5)   The entity's address is 409 S. 17th Street, Omaha, Nebraska 68102.

(6) Includes 132,063 shares of common stock issuable upon currently exercisable options, 876,255 shares held by T-Parker Family Limited Partnership and 10,100 shares owned of record by Mr. Parker's spouse and child over which he disclaims ownership. Excludes 45,000 shares of common stock issuable upon options that may become exercisable in the future.

(7) T-Parker Family Limited Partnership is the record owner of 876,255 shares of common stock. Mr. Todd Parker has sole voting and dispositive power over the shares of common stock owned by the T-Parker Family Limited Partnership, as a result of which Mr. Todd Parker is deemed to be the beneficial owner of such shares.

(8) Includes 67,500 shares of common stock issuable upon currently exercisable options, 863,811 shares held by S-Parker Wilf Family Limited Partnership, and 50,590 shares owned of record by Ms. Wilf's spouse and two children over which she disclaims ownership.

(9) S-Parker Wilf Family Limited Partnership is the owner of 863,811 shares of common stock. Ms. Wilf has sole voting and dispositive power over the shares of common stock owned by the S-Parker Wilf Family Limited Partnership, as a result of which Ms. Wilf is deemed to be the beneficial owner of such shares.

(10) Represents 805,488 shares of common stock issuable upon currently exercisable options. Does not include 84,000 shares of common stock issuable upon options that may become exercisable in the future.

(11) Includes 172,500 shares of common stock issuable upon currently exercisable options.

(12) Represents 125,000 shares of common stock issuable upon currently exercisable options.

(13) Includes 150,000 shares of common stock issuable upon currently exercisable options.

(14) Represents 110,000 shares of common stock issuable upon currently exercisable options.

(15) Represents 125,000 shares of common stock issuable upon currently exercisable options.

(16) Represents 114,163 shares of common stock issuable upon currently exercisable options. Excludes 147,400 shares of common stock issuable upon options that may become exercisable in the future.

(17) Represents 50,000 shares of common stock issuable upon currently exercisable options.

(18) The business address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109. Wellington Management, in its capacity as investment adviser, may be deemed to have beneficial ownership of the shares of common stock of the Company that are owned of record by investment advisory clients of Wellington Management. Of the shares of common stock of the Company held by its advisory clients, Wellington Management has shared voting authority over 1,453,175 shares and non voting authority over 1,971,775 shares. The number of shares reported excludes shares underlying currently exercisable warrants as they are not outstanding and there is no vote.

(19) Represents securities of the Company held by funds with common voting and investment authority as follows: 145,000 shares of Common Stock and 20,000 warrants owned by Special Situations Cayman Fund, L.P., 534,234 shares of common stock and 73,553 warrants owned by Special Situations Fund III QP, L.P., 46,828 shares of common stock and 6,447 warrants owned by Special Situations Fund III, L.P., 313,000 shares of common stock and 43,000 warrants owned by Special Situations Private Equity Fund, L.P., 58,078 shares of commons stock and 8,000 warrants owned by Special Situations Technology Fund, L.P., and 356,000 shares of common stock and 49,000 warrants owned by Special Situations Technology Fund II, L.P. Mr. Austin
      W. Marx and David M. Greenhouse share sole voting and investment power over the above listed securities. The business address is 527 Madison Avenue, Suite 2600, New York, New York 10022. The foregoing information was derived from a Schedule 13G filed with the SEC on February 14, 2006.

(20) The address is Heartland Value Fund is 789 North Water Street, Suite 500, Milwaukee, Wisconsin, 53202. Heartland Advisors, Inc. is the investment advisor for Heartland Value Fund. The number of shares reported includes 375,000 shares underlying a currently exercisable warrant. The foregoing information was derived from the subscription and warrant agreements dated February 3, 2006 between the Company and Heartland Fund.

(21) Includes 2,677,622 shares of common stock issuable upon currently exercisable options held by directors and officers and excludes 276,400 shares of common stock issuable upon options that may vest in the future held by directors and officers (see notes 3, 6, 8, 10, 11, 12, 13, 14, 15, 16 and 17, above).

Equity Compensation Plan Information

The following table gives the information about the common stock of the company that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2005, including the 1993 Stock Plan, the 2000 Performance Equity Plan and other miscellaneous plans.

                                                                                                  Number of securities
                                                                                                remaining available for
                                         Number of securities to       Weighted-average       future issuance under equity
                                         be issued upon exercise       exercise price of     compensation plans (excluding
                                         of outstanding options,     outstanding options,              securities
Plan Category                              warrants and rights        warrants and rights       reflected in column (a))
------------------------------          ---------------------------  --------------------    -------------------------------
                                                   (a)                        (b)                         (c)
Equity compensation plans
  approved by security holders                  5,039,171                   $21.51                     1,381,809
Equity compensation plans not
  approved by security holders                    115,000                   $23.25                             0
                                        ---------------------------                          -------------------------------
                  Total                         5,154,171                                              1,381,809
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

      o Options to purchase 100,000 shares granted to an employee in March 1999 at an exercise price of $23.25. These options vested over five years, ending on May 26, 2004, and expire in May 2009. As of December 31, 2005, options to purchase 90,000 shares were subject to this agreement and 10,000 options have been exercised.

Item 13. Certain Relationships and Related Transactions

We lease our executive offices pursuant to a lease agreement dated March 1, 1992 with Jeffrey L. Parker and Barbara Parker. Barbara Parker is Mr. Parker's mother. The term of the lease expires in 2007 and is renewable for an additional five-year term. For each of the years ended December 31, 2005 and 2004, we incurred approximately $280,000 in rental expense under the lease. We believe that the terms of the lease are no less favorable to us than terms we could have obtained from an unaffiliated third party.

Item 14. Principal Accountant Fees and Services

The firm of PricewaterhouseCoopers LLP acts as our principal accountants. The following is a summary of fees paid to the principal accountants for services rendered.

Audit Fees. For the years ended December 31, 2004 and December 31, 2005, the aggregate fees billed for professional services rendered for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $560,300 and $617,827, respectively.

Audit Related Fees. For the years ended December 31, 2004 and December 31, 2005, there were no fees billed for professional services by our principal accountants for assurance and related services.

Tax Fees. For the years ended December 31, 2004 and December 31, 2005, there were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice or tax planning.

All Other Fees. For each of the years ended December 31, 2004 and December 31, 2005, the aggregate fees billed for other professional services by our principal accountants were approximately $1,500 for an annual license fee for accounting research software.

All the services discussed above were approved by our audit committee. The audit committee pre-approves the services to be provided by its principal accountants, including the scope of the annual audit and non-audit services to be performed by the principal accountants and the principal accountants' audit and non-audit fees. The audit committee also reviews and recommends to the board of directors whether or not to approve transactions between the company and an officer or director outside the ordinary course.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibits

   Exhibit Number                                         Description
--------------------    --------------------------------------------------------------------------------
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

        3.5             Certificate of Designations of the Preferences,
                        Limitations and Relative Rights of Series E
                        Preferred Stock (incorporated by reference from
                        Exhibit 4.02 of Form 8-K dated November 21,
                        2005)

        4.1             Form of common stock certificate (incorporated by reference from Exhibit 4.1 of Registration Statement No. 33-70588-A)


   Exhibit Number                                         Description
--------------------    --------------------------------------------------------------------------------
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

        4.7             Form of Warrant between the Registrant and each of the investors in the March
                        2005 private placement who are the Selling Shareholders (incorporated by reference from Exhibit 4.7 of Annual Report on Form 10-K for the year ended
                        December 31, 2004)

        4.8             Form of Warrant between the Registrant and each of the investors in the February
                        2006 private placement who are the Selling Shareholders (incorporated by reference from Exhibit 10.2 of Form 8-K dated February 3, 2006)
        4.9             Shareholder Protection Rights Agreement between the Registrant and American
                        Stock Transfer & Trust Company, as Rights Agent (incorporated by reference from
                        Exhibit 4.01 of Form 8-K dated November 21, 2005)

       4.10             Form of Rights Certificate pursuant to Shareholder Protection Rights Agreement
                        (incorporated by reference from Exhibit 4.03 of Form 8-K dated November 21,
                        2005)

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

   Exhibit Number                                         Description
--------------------    --------------------------------------------------------------------------------
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

       10.13            Stock option agreement dated September 7, 2000 between Jeffrey Parker and
                        Registrant (incorporated by reference from Exhibit 10.2
                        of Quarterly Report on Form 10-Q for the period ended June 30, 2001)

       10.14            Stock option agreement dated September 7, 2000 between Jeffrey Parker and
                        Registrant (incorporated by reference from Exhibit 10.3
                        of Quarterly Report on Form 10-Q for the period ended June 30, 2001)


   Exhibit Number                                         Description
--------------------    --------------------------------------------------------------------------------
       10.15            Employment agreement dated March 6, 2002 between David Sorrells and Registrant
                        (incorporated by reference from Exhibit 10.21 of Annual Report on Form 10-K for the period ended December 31, 2001)

       10.16            2000 Performance Equity Plan (incorporated by reference from Exhibit 10.11 of
                        Registration Statement No. 333-43452)

       10.17            Form of 2002 Indemnification Agreement for Directors and Officers
                        (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended September 30, 2002)

       10.18            Subscription agreement between the Registrant and Leucadia National
                        Corporation dated March 26, 2003 (incorporated by reference from Exhibit 10.24 of Annual Report on Form 10-K for the period ended December 31, 2002)

       10.19            Subscription agreement between the Registrant and Jeffrey Parker dated March
                        26, 2003 (incorporated by reference from Exhibit 10.25 of Annual Report on
                        Form 10-K for the period ended December 31, 2002)

       10.20            Subscription agreement between the Registrant and Barbara Parker dated March
                        26, 2003 (incorporated by reference from Exhibit 10.26 of Annual Report on
                        Form 10-K for the period ended December 31, 2002)

       10.21            Subscription agreement between the Registrant and Todd Parker dated March 26,
                        2003 (incorporated by reference from Exhibit 10.27 of Annual Report on Form
                        10-K for the period ended December 31, 2002)

       10.22            Subscription agreement between the Registrant and Stacie Wilf dated March 26,
                        2003 (incorporated by reference from Exhibit 10.28 of Annual Report on Form
                        10-K for the period ended December 31, 2002)

       10.23            Subscription agreement between the Registrant
                        and David Cumming dated March 26, 2003 (incorporated by reference from Exhibit
                        10.29 of Annual Report on Form 10-K for the period ended December 31, 2002)

       10.24            Form of Stock Purchase Agreement with each of the investors in the November
                        2003 private placement who are the Selling Stockholders (incorporate by reference from Exhibit 10.1 of Registration Statement No. 333-110712)

       10.25            Asset Purchase Agreement and related ancillary agreements, dated as of February
                        25, 2004, among the Company, Thomson and Thomson Licensing (incorporated by reference from Exhibits 2.1, 10.1, 10.2, 10.3, 10.4, 10.4 and 10.6 of Current
                        Report on Form 8-K for the event date of February 25, 2004)


   Exhibit Number                                         Description
--------------------    --------------------------------------------------------------------------------
       10.26            Form of Stock Purchase Agreement with each of the investors in the March 2005 private placement who are the Selling Stockholders (incorporated by reference from Exhibit 10.29 of Annual Report on Form 10-K for the period ended December
                        31, 2004)

       10.27            List of Investors for Subscription  Agreement and Warrants dated March 10, 2005
                        (incorporated  by reference  from Exhibit  10.30 of Annual  Report on Form 10-K for the period ended December 31, 2004)

       10.28            Form of Stock Purchase Agreement with each of the investors in the February
                        2006 private placement who are the Selling Stockholders (incorporated by reference from Exhibit 10.1 of Form 8-K dated February 3, 2006)

       10.29            List of Investors for  Subscription  Agreement and Warrants dated  February,  3
                        2006  (incorporated  by reference  from Exhibit 10.3 of Form 8-k dated February
                        3, 2006)

       21.1             Table of Subsidiaries (incorporated by reference from Exhibit 22.1 of Annual
                        Report on Form 10-K for the period ended December 31, 2004)

       23.1             Consent of PricewaterhouseCoopers LLP*

       31.1             Rule 13a-14 and 15d-14 Certification of Jeffrey Parker*

       31.2             Rule 13a-14 and 15d-14 Certification of Cynthia Poehlman*

       32.1             Section 1350 Certification of Jeffrey Parker and Cynthia Poehlman*


* Filed herewith

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Reports on Form 8-K

1. Form 8-K, dated November 21, 2005. Item 2.01 - Entry into a Material Definitive Agreement. Announcement of the execution of Shareholder Protection Rights Agreement. Item 3.03 - Material Modification to Rights of Security Holders. Announcement of the execution of the Shareholder Protection Rights Plan Agreement and its impact on the rights of the Security Holders.

                                   Signatures

In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2006
                                        PARKERVISION, INC.

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

         Signature                            Title                    Date

By:  /s/ Jeffrey L. Parker        Chief Executive Officer and      March 7, 2006
     ------------------------     Chairman of the Board
      Jeffrey L. Parker           (Principal Executive Officer)

By:  /s/ Todd Parker              Vice President and Director      March 7, 2006
     ------------------------
      Todd Parker

By:  /s/ Cynthia L. Poehlman      Chief Financial Officer          March 7, 2006
     ------------------------     (Principal Accounting Officer)
      Cynthia L. Poehlman

By:  /s/ David F. Sorrells        Chief Technical Officer and      March 7, 2006
     ------------------------     Director
      David F. Sorrells

By:  /s/ Stacie Wilf              Secretary and Treasurer          March 7, 2006
     ------------------------
      Stacie Wilf

By:  /s/ William A. Hightower     Director                         March 7, 2006
     ------------------------
      William A. Hightower

By:  /s/ Richard A. Kashnow       Director                         March 7, 2006
    -------------------------
      Richard A. Kashnow

By:  /s/ John Metcalf             Director                         March 7, 2006
     ------------------------
      John Metcalf

By:  /s/ William L. Sammons       Director                         March 7, 2006
     ------------------------
      William L. Sammons

By:   /s/ Nam P. Suh              Director                         March 7, 2006
     ------------------------
      Nam P. Suh

By:  /s/ Papken der Torossian     Director                         March 7, 2006
    -------------------------
      Papken der Torossian

                        PARKERVISION, INC. AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS

                                   SCHEDULE II

                                 Balance at      Provision                       Balance at
   Valuation Allowance for       Beginning       Charged to                        End of
   Inventory Obsolescence        of Period        Expense       Write-Offs         Period
----------------------------    -----------    ------------    ------------    ------------
Year ended December 31, 2003    $   832,302    $    401,271    $    (44,113)   $  1,189,460
Year ended December 31, 2004      1,189,460         320,533      (1,301,248)        208,745
Year ended December 31, 2005        208,745          67,940        (276,685)              0

The inventory provision charged to expense includes charges related to discontinued operations of $401,271 and $100,000 for the years end December 31, 2003 and 2004, respectively.

                                 Balance at                                      Balance at
   Valuation Allowance for       Beginning                                         End of
         Income Taxes            of Period       Provision      Write-Offs         Period
----------------------------    -----------    ------------    ------------    ------------
Year ended December 31, 2003    $36,533,459    $  8,330,347    $          0    $ 44,863,806
Year ended December 31, 2004     44,863,806       6,382,942               0      51,246,748
Year ended December 31, 2005     51,246,748       9,454,464               0      60,701,212

                                 Balance at                                      Balance at
   Valuation Allowance for       Beginning       Provision                         End of
     Doubtful Accounts           of Period       (Recovery)     Write-Offs         Period
----------------------------    -----------    ------------    ------------    ------------
Year ended December 31, 2003    $   109,584    $    (32,608)   $    (12,817)   $     64,159
Year ended December 31, 2004         64,159         (43,961)         (1,034)         19,164
Year ended December 31, 2005         19,164         137,339        (151,647)          4,856

The bad debt provision (recovery) charged to expense includes recoveries related to discontinued operations of $(32,608) and $(58,260) for the years end December 31, 2003 and 2004, respectively.

                                Index to Exhibits

23.1  Consent of PricewaterhouseCoopers LLP*

31.1  Rule 13a-14 and 15d-14 Certification of Jeffrey Parker*

31.2  Rule 13a-14 and 15d-14 Certification of Cynthia Poehlman*

32.1  Section 1350 Certification of Jeffrey Parker and Cynthia Poehlman*