Form 10-Q
period 2006-03-31
PARKERVISION INC
filed 2006-05-10
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
     (Mark One)
               [X] QUARTERLY REPORT PURSUANT TO SECTION13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

               [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT
              For the transition period from ________to____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]   Accelerated filer [X]    Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X].


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 8, 2006, 23,362,727 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        PARKERVISION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                        March 31,        December 31,
                                                                          2006               2005
                                                                     -------------       -------------
CURRENT ASSETS:
   Cash and cash equivalents                                         $  23,617,906       $  10,273,635
   Short-term investments                                                       --             295,555
   Accounts receivable, net of allowance for doubtful accounts of $5,981 and $4,856 at March 31, 2006 and December 31,
      2005, respectively                                                       670              14,854
   Prepaid expenses                                                      1,115,870           1,373,695
   Other current assets                                                    234,261             307,205
                                                                     -------------       -------------
          Total current assets                                          24,968,707          12,264,944

PROPERTY AND EQUIPMENT, net                                              2,038,495           1,867,884

OTHER ASSETS, net                                                        9,858,241           9,698,802
                                                                     -------------       -------------
          Total assets                                                  36,865,443          23,831,630
                                                                     =============       =============

CURRENT LIABILITIES:
   Accounts payable                                                        460,960             446,953
   Accrued expenses:
        Salaries and wages                                                 502,945             405,701
        Professional fees                                                  371,653             287,667
        Other accrued expenses                                             289,523             286,562
                                                                     -------------       -------------
          Total current liabilities                                      1,625,081           1,426,883

DEFERRED RENT                                                              446,350               5,163
                                                                     -------------       -------------
          Total liabilities                                              2,071,431           1,432,046
                                                                     -------------       -------------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 9)

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares authorized,
     23,348,135 and 20,958,765 shares issued and outstanding at
     March 31, 2006 and December 31, 2005, respectively                    233,481             209,588
   Warrants outstanding                                                 20,290,878          17,693,482
   Additional paid-in capital                                          152,196,370         138,080,663
   Accumulated other comprehensive loss                                         --              (1,006)
   Accumulated deficit                                                (137,926,717)       (133,583,143)
                                                                     -------------       -------------
          Total shareholders' equity                                    34,794,012          22,399,584
                                                                     -------------       -------------
          Total liabilities and shareholders' equity                 $  36,865,443       $  23,831,630
                                                                     =============       =============

  The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                    Three months ended March 31,
                                                    ---------------------------
                                                        2006           2005
                                                    ------------   ------------


Product revenue                                     $         --   $    171,982
Cost of goods sold                                            --        261,724
                                                    ------------   ------------
  Gross margin                                                --        (89,742)


Research and development expenses                      2,557,768      2,921,674
Marketing and selling expenses                           554,392        989,970
General and administrative expenses                    1,389,240      1,527,739
Loss on disposal of property and equipment                    --          8,707
                                                    ------------   ------------
     Total operating expenses                          4,501,400      5,448,090

Interest and other income                                157,826         33,591
                                                    ------------   ------------


Net loss                                              (4,343,574)    (5,504,241)

Unrealized gain (loss) on securities                       1,006         (3,715)
                                                    ------------   ------------

Comprehensive loss                                  $ (4,342,568)  $ (5,507,956)
                                                    ============   ============


Basic and diluted net loss per common share         $      (0.19)  $      (0.30)
                                                    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31,
                                                              -------------------------------
                                                                  2006               2005
                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                     $ (4,343,574)      $ (5,504,241)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                   477,167            801,311
   Amortization of discounts on investments                          1,561              7,577
   Provision for obsolete inventories                                   --             67,940
   Stock-based compensation                                        655,384            200,000
   Loss on disposal of equipment                                        --              8,707
   Changes in operating assets and liabilities
     Accounts receivable, net                                       14,184            110,884
     Inventories                                                        --           (156,236)
     Prepaid expenses and other assets                              29,137             66,885
     Accounts payable and accrued expenses                         255,404           (570,591)
     Deferred revenue                                                   --            187,077
                                                              ------------       ------------
      Total adjustments                                          1,432,837            723,554
                                                              ------------       ------------
      Net cash used in operating activities                     (2,910,737)        (4,780,687)
                                                              ------------       ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturity/sale of investments                      295,000            300,000
   Payments for patent costs and other intangible assets          (332,318)          (268,460)
   Purchase of property and equipment                               (5,104)          (177,377)
                                                              ------------       ------------
        Net cash used in investing activities                      (42,422)          (145,837)
                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                   16,297,430         20,236,804
                                                              ------------       ------------
        Net cash provided by financing activities               16,297,430         20,236,804
                                                              ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS
                                                                13,344,271         15,310,280

CASH AND CASH EQUIVALENTS, beginning of period
                                                                10,273,635          6,434,901
                                                              ------------       ------------

CASH AND CASH EQUIVALENTS, end of period                      $ 23,617,906       $ 21,745,181
                                                              ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. Description of Business

      ParkerVision, Inc. and subsidiary (the "Company" or "ParkerVision") designs, develops and markets semiconductor technology for wireless applications. The Company is marketing its proprietary radio-frequency
      (RF) technology solutions to original equipment manufacturers (OEMs) who manufacture third generation (3G) mobile handsets.

      The Company's revenues to date were generated from the manufacture and retail sales of wireless networking products that incorporated the Company's proprietary technology. The Company exited its manufacturing and retail sales activities in June 2005 in pursuit of its longer-term business strategy of establishing relationships with OEMs for the incorporation of its technology into products manufactured by others. To date, the Company has not generated any significant revenue from operations.

2. Basis of Presentation

      The accompanying unaudited consolidated financial statements of ParkerVision have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations have been included.

      The condensed balance sheet data for the year ended December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K for the year ended December 31, 2005.

      Certain reclassifications have been made to the 2005 consolidated interim financial statements in order to conform to the 2006 presentation.

3. Accounting Policies

      The Company changed its accounting for employee stock-based compensation effective January 1, 2006 (see Note 5). There have been no other changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2005.

4. Consolidated Statements of Cash Flows

      The Company paid no cash for income taxes or interest for the three-month periods ended March 31, 2006 and 2005.

      In March 2006, the Company recorded leasehold improvements of $437,314 with a corresponding entry to deferred rent, reflecting a tenant improvement allowance under the lease agreement for the Company's new corporate location (see Note 9).

      In connection with the private placement of 2,373,355 shares of the Company's common stock on February 3, 2006, the Company issued warrants to purchase 593,335 shares of common stock. These warrants were recorded at their relative fair value of approximately $2.6 million (see Note 8).

      On January 3, 2006, the Company issued 6,035 shares of its common stock valued at approximately $53,000 to a consultant as consideration for engineering consulting services (see Note 8).

      In connection with the private placement of 2,880,000 shares of the Company's common stock on March 10, 2005, the Company issued warrants to purchase 720,000 shares of common stock. These warrants were recorded at their relative fair value of approximately $3.1 million. (see Note 8).

5. Accounting for Stock-Based Compensation

      Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," ("FAS 123R") which establishes accounting for equity instruments exchanged for employee services. Under the provisions of FAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee's requisite service period (generally the vesting period of the equity grant). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to FAS 123R. The Company has applied the provisions of SAB 107 in its adoption of FAS 123R.

      Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The Company elected to adopt the modified prospective transition method as provided by FAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as amended by SFAS 148 and (b) share-based expense for all awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

      The Company did not capitalize any expense related to share-based payments. The following table presents share-based compensation expenses included in the Company's consolidated statements of operations for the three months ended March 31, 2006 and 2005, respectively:

                                                       Three months ended
                                                --------------------------------
                                                March 31, 2006    March 31, 2005
                                                --------------    --------------
Research and development expense                $      259,197    $           --
Sales and marketing expense                            118,092                --
General and administrative expense                     278,095           200,000
                                                --------------    --------------
  Total share-based expense                     $      655,384    $      200,000
                                                ==============    ==============

      The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected dividend yield. The expected term of options granted is derived from historical data and represents the period of time that options are expected to be outstanding. For employee options, groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. For director and other non-employee options or warrants, the contractual term is used as the expected term. The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company's common stock over the most recent period equal to the expected option life of the grant. The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company had no option grants for the three months ended March 31, 2006.

      The Company had previously adopted the provisions of SFAS No. 123, as amended by SFAS No. 148, through disclosure only. The following table illustrates the effect on the net loss and loss per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation.

                                                              Three months ended
                                                                March 31, 2005
                                                              -----------------
Net loss, as reported                                         $      (5,504,241)
Stock-based compensation expense that would have
  been included in reported net loss if the fair value
  provisions of SFAS No. 123 had been applied to all
  awards                                                             (1,613,836)
                                                              -----------------
Pro forma net loss                                            $      (7,118,077)
                                                              =================
Basic and diluted net loss per share:
  As reported                                                 $           (0.30)
                                                              =================
  Proforma                                                    $           (0.38)
                                                              =================

      The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                 Three months ended
                                                   March 31, 2005
                                           ------------------------------
            Expected volatility                    77.36%-81.11%
            Risk free interest rate                 2.99%-3.72%
            Expected life                             5 years
            Dividend yield                              -0%-

      Stock Incentive Plans

      1993 Stock Plan The Company adopted a stock plan in September 1993 (the "1993 Plan"). As of September 10, 2003, the Company was no longer able to issue grants under the 1993 Plan. The 1993 Plan, as amended, provided for the grant of options and other Company stock awards to employees, directors and consultants, not to exceed 3,500,000 shares of common stock. The plan provided for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, bargain purchases of common stock, bonuses of common stock and various stock benefits or cash. Options granted to employees and consultants under the 1993 Plan vested for periods up to ten years and are exercisable for a period of five years from the date the options vest. Options granted to directors under the 1993 Plan were exercisable immediately and expire ten years from the date of grant.

     2000 Performance Equity Plan
     The Company adopted a performance equity plan in July 2000 (the "2000 Plan"). The 2000 Plan provides for the grant of options and other Company stock awards to employees, directors and consultants, not to exceed 5,000,000 shares of common stock. The plan provides for benefits in the form of incentive stock options, nonqualified stock options, and stock appreciation rights, restricted share awards, stock bonuses and various stock benefits or cash. Options granted to employees and consultants under the 2000 Plan generally vest over periods up to five years and are exercisable for a period of up to five years from the date the options become vested. Options granted to directors under the 2000 Plan are generally exercisable immediately and expire seven to ten years from the date of grant. Options to purchase 1,397,224 shares of common stock were available for future grants under the 2000 Plan at March 31, 2006.

     A summary of option activity under the 1993 and 2000 Plans as of March 31, 2006, and changes during the three-month period then ended is presented below:

                                                                             Weighted-
                                                            Weighted-         Average
                                                             Average         Remaining              Aggregate
                                                            Exercise        Contractual             Intrinsic
                                           Shares             Price            Term                 Value ($)
                                         ----------        ----------       ----------             ----------
Outstanding at beginning of period        5,039,171        $    21.51
Granted                                          --
Exercised                                   (10,000)             5.06                              $   38,380
Forfeited                                   (24,950)             8.09
Expired                                     (39,600)            25.42
                                         ----------        ----------       ----------             ----------
Outstanding at end of period              4,964,421        $    21.60       4.45  years            $6,443,301
                                         ==========        ==========       ==========             ==========
Exercisable at end of period              4,332,922        $    23.64       3.54  years            $3,871,900
                                         ==========        ==========       ==========             ==========






      A summary of the status of the Company's nonvested shares as of March 31, 2006, and changes during the three months ended March 31, 2006 is presented below:

                                                        Nonvested Shares
                                               ---------------------------------
                                                                       Weighted-
                                                                        Average
                                                                      Grant-Date
                                                 Shares               Fair Value
                                               -----------           -----------
Nonvested at January 1, 2006                       628,500           $      5.07
Granted                                                 --                    --
Vested                                             (20,800)                 7.92
Forfeited                                               --                    --
                                               -----------           -----------
Nonvested at March 31, 2006                        607,700           $      4.99
                                               ===========           ===========

      As of March 31, 2006, there was $2,199,343 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 1993 and 2000 Plans. That cost is expected to be recognized over a weighted-average period of 3.05 years. The total fair value of shares vested during the three months ended March 31, 2006 was $164,818.

      Non-Plan Options/Warrants

      The Company has granted options and warrants outside the 1993 and 2000 Plans for employment inducements, non-employee consulting services, and for underwriting and other services in connection with securities offerings. Non-plan options and warrants are generally granted with exercise prices equal to fair market value of the underlying shares at the date of grant.

      A summary of non-plan option and warrant activity as of March 31, 2006, and changes during the three-month period then ended is presented below:

                                                                                Weighted
                                                              Weighted          -Average
                                                              -Average          Remaining           Aggregate
                                                              Exercise         Contractual          Intrinsic
                                            Shares             Price              Term              Value ($)
                                         ------------       ------------       ------------       ------------
Outstanding at beginning of period          1,977,401       $      30.29
Granted                                       593,335               8.50
Exercised                                          --                 --
Forfeited                                          --                 --
Expired                                            --                 --
                                         ------------       ------------       ------------       ------------
Outstanding at end of period                2,570,736       $      25.26        4.95 years        $  2,982,437
                                         ============       ============       ============       ============
Exercisable at end of period                2,570,736       $      25.26        4.95 years        $  2,982,437
                                         ============       ============       ============       ============


      The weighted average fair value of non-plan warrants granted in the three months ended March 31, 2006 was $4.38.

      The fair value of each non-plan option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                  Three months ended
                                                    March 31, 2006
                                             -----------------------------
            Expected volatility                         80.33%
            Risk free interest rate                      4.5%
            Expected life                              5 years
            Dividend yield                               -0%-

      Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 was $50,580. No tax benefit was realized for the tax deductions from option exercise of the share-based payment arrangements for the three months ended March 31, 2006 as the benefits were fully offset by a valuation allowance.

      On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 3 (FAS123R-3) "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has not yet elected its adoption method and consequently, in accordance with FAS123R-3, the Company is assumed to use the long-form method to calculate its pool of windfall tax benefits prior to making an election to use the short-cut method. Upon exercise of options under the 1993 Plan and the 2000 Plan, the Company issues new registered shares of its common stock.

6. Loss per Share

      Basic loss per share is determined based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended March 31, 2006 and 2005 are 22,389,861 and 18,552,594, respectively. Options and warrants to purchase 7,535,157 and 7,422,340 shares of common stock were outstanding at March 31, 2006 and 2005, respectively, and were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

7. Other Assets

   Other assets consist of the following:

                                                  March 31, 2006
                             --------------------------------------------------------
                             Gross Carrying        Accumulated
                                 Amount            Amortization           Net Value
                             --------------       --------------       --------------
Patents and copyrights       $   12,425,325       $    3,194,412       $    9,230,913
Prepaid licensing fees              705,000              463,000              242,000
Deposits and other                  385,328                   --              385,328
                             --------------       --------------       --------------
                             $   13,515,653       $    3,657,412       $    9,858,241
                             ==============       ==============       ==============

                                                December 31, 2005
                             --------------------------------------------------------
                             Gross Carrying
                                 Amount
                                (net of            Accumulated
                              impairment)          Amortization           Net Value
                             --------------       --------------       --------------
Patents and copyrights       $   12,093,007       $    3,036,801       $    9,056,206
Prepaid licensing fees              705,000              415,250              289,750
Deposits and other                  352,846                   --              352,846
                             --------------       --------------       --------------
                             $   13,150,853       $    3,452,051       $    9,698,802
                             ==============       ==============       ==============

8. Stock Authorization and Issuance

      On February 3, 2006, ParkerVision completed the sale of an aggregate of 2,373,335 shares of common stock to a limited number of institutional and other investors in a private placement transaction pursuant to offering exemptions under the Securities Act of 1933. The shares, which represent 10.2% of the Company's outstanding common stock on an after-issued basis, were sold at a price of $7.50 per share, for net proceeds of approximately $16.2 million. Warrants to purchase an additional 593,335 shares of common stock were issued in connection with the transaction for no additional consideration. The warrants are immediately exercisable at an exercise price of $8.50 per share and expire on February 3, 2011. Warrants may be redeemed by the Company after February 3, 2008, at $.01 per warrant, provided that the shares underlying the warrants are registered for resale and the common stock traded at a volume weighted-average price equal to or greater than 200% of the then exercise price for a prescribed period of time. In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the estimated fair value of the warrants of $2,597,396 was classified as equity on the issuance date.

      On September 19, 2005, the Company entered into a consulting agreement with an independent engineering consultant to perform services for the Company over a one year period. Total consideration for the services in the amount of $160,000 is payable to the consultant in cash or in shares of ParkerVision common stock at the Company's sole option. Payments were made in equal installments on October 3, 2005, January 2, 2006 and April 3, 2006. The total consideration of $160,000 was recorded in other current assets and is amortized ratably over the service period, or one year. A corresponding liability has been recorded in other accrued expenses and is reduced as the installment payments are paid to the consultant. As of March 31, 2006, the Company has issued a total of 14,576 shares of its common stock, under its 2000 Performance Equity Plan, as payment under this agreement. On April 3, 2006, the Company issued 5,092 shares of its common stock, under its 2000 Performance Equity Plan, as payment of the final installment under this agreement.

      On March 14, 2005, ParkerVision consummated the sale of an aggregate of 2,880,000 shares of common stock to a limited number of institutional and other investors in a private placement transaction pursuant to offering exemptions under the Securities Act of 1933. The shares, which represented at the time 14% of the Company's outstanding common stock on an after-issued basis, were sold at a price of $7.50 per share, for net proceeds of approximately $20.1 million. Warrants to purchase an additional 720,000 shares of common stock were issued in connection with the transaction for no additional consideration. The warrants are immediately exercisable at an exercise price of $9.00 per share and expire on March 10, 2010. Warrants may be redeemed by the Company after March 10, 2007, at $.01 per warrant, provided that the shares underlying the warrants are registered for resale and the common stock traded at a volume weighted-average price equal to or greater than 200% of the then exercise price for a prescribed period of time. In accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the estimated fair value of the warrants of $3,119,777 was classified as equity on the issuance date.

9. Commitments and Contingencies

      Legal Proceedings
      The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

      Lease Obligations
      The Company entered into a lease agreement for its new headquarters facility in Jacksonville, Florida, pursuant to a non-cancelable lease agreement with an estimated commencement date of June 1, 2006. The lease currently provides for an average monthly base rental payment of $22,534 over the 65 month lease term, with an option for renewal. The lease provides for a tenant improvement allowance of approximately $437,000 which has been recorded in the accompanying balance sheet as leasehold improvements with a corresponding entry to deferred rent. The leasehold improvements will be depreciated over the life of the lease and the deferred rent will be amortized as a reduction to lease expense over the term of the lease.

      Warranty Costs
      The Company's warranty costs relate to its retail products business activities which the Company exited in June 2005. The Company warranted its products against defects in workmanship and materials for approximately one year. Estimated costs related to warranties were accrued at the time of revenue recognition. For the three months ended March 31, 2005, warranty expense was $1,363.

      A reconciliation of the changes in the aggregate product warranty liability for the three-month periods ended March 31, 2006 and 2005 are as follows:

                                                                              Warranty Reserve
                                                                               Debit (Credit)
                                                                   ----------------------------------------
                                                                    Three months            Three months
                                                                       ended                    ended
                                                                    March 31, 2006          March 31, 2005
                                                                   ----------------        ----------------
        Balance at the beginning of the period                 $         (9,950)       $         (4,853)
        Accruals for warranties issued during the period                     --                  (1,363)
        Settlements made (in cash or in kind) during the
          Period                                                           260                      --
                                                                   ----------------        ----------------
        Balance at the end of the period                       $         (9,690)       $         (6,216)
                                                                   ================        ================

10. Liquidity and Capital Resources

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

      The Company has incurred losses from operations and negative cash flows in every year since inception and has utilized the proceeds from the sale of its equity securities to fund operations. On February 3, 2006, ParkerVision completed the sale of an aggregate of 2,373,335 shares of common stock to a limited number of institutional and other investors in a private placement for net proceeds of approximately $16.2 million.

      At March 31, 2006, the Company had an accumulated deficit of approximately $138 million and working capital of approximately $23.3 million. Management does not expect that revenues in 2006, if any, will be sufficient to offset the expenses from continued investment in product development and marketing activities. Therefore, management expects operating losses and negative cash flows to continue in 2006 and possibly beyond.

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

11. Recent Accounting Pronouncements

      In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, "Accounting Changes and Error Corrections" a replacement of APB Opinion No. 20 and SFAS 3. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS 154 requires that a change in accounting principal be retroactively applied instead of including the cumulative effect in the income statement. The correction of an error will continue to require the restatement of financial statements. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. SFAS 154 became effective for fiscal years beginning after December 31, 2005. The Company will follow the provisions of this statement in the event of a future accounting change.

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

Results of Operations for Each of the Three Month Periods Ended March 31, 2006 and 2005

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

Critical Accounting Policies

There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2005 except with regard to the Company's accounting policy for stock-based compensation expense.

Stock-Based Compensation Expense
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment," ("FAS 123R") which establishes accounting for equity instruments exchanged for employee services. Under the provisions of FAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee's requisite service period (generally the vesting period of the equity grant). The Company elected to adopt the modified prospective transition method as provided by FAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value and (b) share-based expense for all awards granted subsequent to January 1, 2006. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock-based compensation at the date of grant. This model requires the input of highly subjective assumptions, including expected volatility and expected option life. Further, as required under FAS123R, the Company estimates forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of the Company's stock-based compensation expense.

As of March 31, 2006, there was $2,199,343 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.05 years.

Revenues
Product revenues for the three months ended March 31, 2005 were $171,982, representing sales of wireless consumer products. These revenues are net of cooperative marketing costs for the three months ended March 31, 2005 of $29,267. The Company exited its retail product business activities in June 2005 and does not anticipate any future revenues from these retail products.

Gross Margin
The gross margin for products for the three months ended March 31, 2005 was $(89,742). In the fourth quarter of 2004, the Company recorded a write down on certain of its wireless product inventory to reduce it to net realizable value. As a result, the Company sold this inventory at zero margin in the first half of 2005. The Company's negative gross margin in the first quarter of 2005 is primarily due to a $68,000 increase in inventory reserves resulting from performance yields on certain in process inventories tested during the first quarter of 2005.

Research and Development Expenses
The Company's research and development expenses for the three months ended March 31, 2006 were $2,557,768 as compared to $2,921,674 for the same period in 2005. The decrease of $363,906, or 12%, was primarily due to a reduction in personnel costs of approximately $530,000, reduction of depreciation and amortization of fixed and intangible assets of approximately $350,000, reductions in prototype expenses of approximately $170,000 and reductions in engineering facility costs of approximately $40,000, offset by increases in outside consulting fees of approximately $490,000 and increases in share-based compensation of approximately $259,000.

The reduction in personnel costs is due to product engineering staff reductions in June 2005 as a result of the exit from retail activities. The exit from retail also caused the reduction in prototype expenses and the reduction in amortization of intangible assets due to the impairment of certain intangible assets related to the retail business activities. In addition, the Company experienced a decrease in depreciation expense as a result of certain engineering equipment becoming fully depreciated during 2005. The reductions in engineering facility costs is a result of a downsizing of the Orlando engineering facility and a renegotiation of the lease terms for that facility in September 2005. These reductions in cost were somewhat offset by an increase in the use of outside engineering design services related to development of the Company's wireless integrated circuits for the mobile handset market.

In addition, as a result of the adoption of FAS123R on January 1, 2006, the Company recognized stock-based compensation of $259,000 in the three months ended March 31, 2006. This compensation expense is related to stock options awarded to research and development employees that were granted prior to, but not yet fully vested as of January 1, 2006.

Marketing and Selling Expenses
Marketing and selling expenses for the three months ended March 31, 2006 were $554,392, representing a $435,578, or 44%, reduction from marketing and selling expenses of $989,970 for the same period in 2005. This reduction is due to staff reductions in connection with the June 2005 retail exit, resulting in savings of approximately $115,000, as well as a decrease in advertising and other promotional costs related to retail activities of approximately $390,000, offset by increases in stock-based compensation expense of approximately $118,000.

The increase in stock-based compensation expense is a result of the adoption of FAS123R on January 1, 2006. The stock-based compensation expense for the three months ended March 31, 2006 of $118,000 is related to stock options awarded to sales and marketing employees that were granted prior to, but not yet fully vested as of January 1, 2006.

General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2006 were $1,389,240 as compared to $1,527,739 for the same period in 2005, representing a decrease of $138,499, or 9%. The decrease is primarily due to decreases in personnel costs and related travel expenses of approximately $160,000 from personnel reductions in connection with the June 2005 retail exit as well as transfers of certain management employees to other areas of responsibility. In addition, professional accounting fees decreased approximately $70,000 as a result of savings due to second year efficiencies with regard to Section 404 controls. Board compensation costs decreased approximately $30,000 due to implementation of a new board compensation program in June 2005 and corporate insurance costs decreased by approximately $30,000 due to savings achieved with annual insurance renewals. These cost reductions were somewhat offset by an increase in depreciation of approximately $80,000 due to accelerated depreciation of leasehold improvements in the Company's current facilities in anticipation of a move to a new facility and an increase of approximately $78,000 in stock-based compensation expense.

The increase in stock-based compensation expense is, in part, due to the adoption of FAS123R on January 1, 2006 which resulted in stock-based compensation expense for the three months ended March 31, 2006 of approximately $49,000 related to stock options awarded to executive and administrative employees that were granted prior to, but not yet fully vested as of January 1, 2006. In addition, stock-based compensation expense increased approximately $29,000 from March 31, 2005 to the same period in 2006 due to the grant of stock options to an outside consultant in April 2005 in connection with a consulting agreement.

Interest and Other Income
Interest and other income consist of interest earned on the Company's investments, net gains recognized on the sale of investments, and other miscellaneous income. Interest and other income for the three months ended March 31, 2006 was $157,826, as compared to $33,591 for the same period in 2005. The increase of $124,235 for the three-month period was primarily due to an increase in interest earned on cash and investments from the proceeds of private placements of equity securities, offset by the continued use of cash and investments to fund operations.

Loss and Loss per Share
The Company had a net loss of $(4,343,574) or $(0.19) per common share for the three months ended March 31, 2006 as compared to net loss of $(5,504,241) or $(0.30) per common share for the same period in 2005, representing a decrease in net loss of $1,160,667 or $0.11 per common share. This decrease is primarily due to reduced expenses resulting from the Company's June 2005 exit from its retail activities, offset by the recognition of employee stock compensation expense in the first quarter of 2006 due to the adoption of FAS123R.

Liquidity and Capital Resources
At March 31, 2006, the Company had working capital of approximately $23.3 million which represents an increase of approximately $12.5 million from working capital of $10.8 million at December 31, 2005. This increase is due to the proceeds from the private placement in February 2006 of approximately $16.2 million, offset by approximately $2.9 million in cash used for operating activities and approximately $0.3 million of cash invested in intellectual property protection in the first quarter of 2006.

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

Off-Balance Sheet Transactions, Arrangements and Other Relationships
As of March 31, 2006, the Company has outstanding warrants to purchase 2,455,736 shares of common stock that were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001, 2005 and 2006. These warrants have exercise prices ranging from $8.50 to $56.66 per share with a weighted average exercise price of $25.36 and a weighted average remaining contractual life of approximately 5 years. The estimated fair value of these warrants of $20,290,878 is included in shareholders' equity in the Company's consolidated balance sheets.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable


ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 1A.  Risk Factors

In addition to other information in this Quarterly Report on Form 10-Q, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements.

We have had a history of losses which may ultimately compromise our ability to implement our business plan and continue in operations.
We have had losses in each year since our inception in 1989, and continue to have an accumulated deficit which, at March 31, 2006, was $138 million. The net loss for the first quarter of 2006 was $4.3 million and for fiscal 2005 was $23.1 million. To date, our technologies and products have not produced revenues sufficient to cover operating, research and development and overhead costs. We also will continue to make expenditures on marketing, research and development, pursuit of patent protection for our intellectual property and operational costs for fulfillment of any contracts that we achieve for the sale of our products or technologies. We expect that our revenues in the near term will not bring the company to profitability. If we are not able to generate sufficient revenues or we have insufficient capital resources, we will not be able to implement our business plan and investors will suffer a loss in their investment. This may result in a change in our business strategies.

We expect to need additional capital in the future, which if we are unable to raise will result in our not being able to implement our business plan as currently formulated.
Because we have had net losses and, to date, have not generated positive cash flow from operations, we have funded our operating losses from the sale of equity securities from time to time and the sale of our video division in 2004. We anticipate that our business plan will continue to require significant expenditures for research and development, patent protection, manufacturing, marketing and general operations. Our current capital resources, including cash of $23.6 million, are expected to sustain operations through the first half of 2007, if not longer. Thereafter, unless we increase revenues to a level that they cover operating expenses or we reduce costs, we will require additional capital to fund these expenses. Financing, if any, may be in the form of loans or additional sales of equity securities. A loan or the sale of preferred stock may result in the imposition of operational limitations and other covenants and payment obligations, any of which may be burdensome to the Company. The sale of equity securities will result in dilution to the current stockholders' ownership. The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from the sale of our products, additional funding or reducing expenses or a combination of the foregoing. The failure to generate sufficient revenues, raise capital or reduce expenses could have a material adverse effect on our ability to achieve our long-term business objectives.

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

The outstanding options and warrants may affect the market price and liquidity of the common stock.
At March 31, 2006, we had 23,348,135 shares of common stock outstanding and had 6,903,658 exercisable options and warrants for the purchase of shares of common stock, assuming no terminations or forfeitures of such options and warrants. On December 31, 2006 and 2007, there will be 6,646,489 and 6,827,237 respectively, currently outstanding and exercisable options and warrants (assuming no terminations or forfeitures). All of the underlying common stock of these securities is registered for sale to the holder or for public resale by the holder. The amount of common stock available for the sales may have an adverse impact on our ability to raise capital and may affect the price and liquidity of the common stock in the public market. In addition, the issuance of these shares of common stock will have a dilutive effect on current stockholders' ownership.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

                                         Consideration received and         Exemption      If option, warrant or
                                         description of underwriting or     from           convertible security,
Date of sale   Title of    Number sold   other discounts to market price    registration   terms of exercise or
               security                  afforded to purchasers             claimed        conversion
-------------- ----------- ------------- ---------------------------------- -------------- --------------------------
2/3/06         Common       2,373,335       Received net proceeds of            4(2)       n/a
               Stock                        $16.2 million

2/3/06         Warrant        593,335       Option granted - no                 4(2)       Exercisable for five
                                            consideration received by                      years from the date of
                                            Company until exercised                        the grant at an exercise
                                                                                           price of $8.50 per share
1/3/06         Common
               Stock          6,035         Services valued at $53,333          4(2)       n/a


ITEM 3.  Defaults Upon Senior Securities. Not applicable.


ITEM 4.  Submission of Matters to a Vote of Security Holders. None


ITEM 5.  Other Information. Not applicable.


ITEM 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits.

            31.1 Section 302 Certification of Jeffrey L. Parker, CEO

            31.2 Section 302 Certification of Cynthia Poehlman, CFO

            32.1 Section 906 Certification

      (b) Reports on Form 8-K.

            1. Form 8-K, dated March 7, 2006. Item 2.02 - Results of Operations and Financial Condition. Report of ParkerVision, Inc. releasing earnings for the 2005 fourth quarter and year end results. Item 9.01
            - Financial Statements and Exhibits. Press release of the Company dated March 7, 2006.

            2. Form 8-K, dated May 2, 2006. Item 1.01 - Entry into a Material Definitive Agreement. Report of Performance Management Plan approved by Compensation Committee of ParkerVision, Inc. Item 9.01 - Financial Statements and Exhibits. Performance Management Plan, NEO Award Opportunity Chart.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ParkerVision, Inc.
                                     Registrant



May 10, 2006                              By: /s/Jeffrey L. Parker
                                             ---------------------
                                          Jeffrey L. Parker
                                          Chairman and Chief Executive Officer


May 10, 2006                              By: /s/Cynthia L. Poehlman
                                             -----------------------
                                          Cynthia L. Poehlman
                                          Chief Financial Officer