Form 10-Q
period 2006-06-30
PARKERVISION INC
filed 2006-08-07
CIK 914139

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

                         7915 Baymeadows Way, Suite 400
                           Jacksonville, Florida 32256
                                 (904) 737-1367
                    (Address of principal executive offices)

                8493 Baymeadows Way, Jacksonville, Florida 32256
                 (Former address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 2006, 23,372,227 shares of the Issuer's Common Stock, $.01 par value, were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                        PARKERVISION, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     June 30,         December 31,
                                                                                       2006               2005
                                                                                  -------------     -------------
CURRENT ASSETS:
   Cash and cash equivalents                                                      $  20,731,745     $  10,273,635
   Short-term investments                                                                    --           295,555
   Accounts receivable, net of allowance for doubtful accounts of $2,387 and $4,856 at June 30, 2006 and December 31,
        2005, respectively                                                                   --            14,854
   Prepaid expenses                                                                     812,496         1,373,695
   Other current assets                                                                 238,520           307,205
                                                                                  -------------     -------------
          Total current assets                                                       21,782,761        12,264,944

PROPERTY AND EQUIPMENT, net                                                           2,224,502         1,867,884

OTHER ASSETS, net                                                                     9,975,198         9,698,802
                                                                                  -------------     -------------
          Total assets                                                            $  33,982,461     $  23,831,630
                                                                                  =============     =============

CURRENT LIABILITIES:
   Accounts payable                                                               $     513,081     $     446,953
   Accrued expenses:
        Salaries and wages                                                              766,170           405,701
        Professional fees                                                               317,050           287,667
        Other accrued expenses                                                          437,965           286,562
                                                                                  -------------     -------------
          Total current liabilities                                                   2,034,266         1,426,883

DEFERRED RENT                                                                           466,028             5,163
                                                                                  -------------     -------------
          Total liabilities                                                           2,500,294         1,432,046
                                                                                  -------------     -------------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 9)

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 100,000,000 shares
       authorized, 23,372,227 and 20,958,765 shares issued
       and outstanding at June 30, 2006 and December 31,
       2005, respectively                                                               233,722           209,588
   Warrants outstanding                                                              20,290,878        17,693,482
   Additional paid-in capital                                                       153,203,507       138,080,663
   Accumulated other comprehensive loss                                                      --            (1,006)
   Accumulated deficit                                                             (142,245,940)     (133,583,143)
                                                                                  -------------     -------------
          Total shareholders' equity                                                 31,482,167        22,399,584
                                                                                  -------------     -------------
          Total liabilities and shareholders' equity                              $  33,982,461     $  23,831,630
                                                                                  =============     =============

        The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three months ended June 30,          Six months ended June 30,
                                          -------------------------------       -------------------------------
                                              2006                2005              2006               2005
                                          ------------       ------------       ------------       ------------

Product revenue                           $         --       $    122,397       $         --       $    294,379

Cost of goods sold                                  --            133,791                 --            395,515
Write down of inventory to net
    realizable value                                --          2,250,586                 --          2,250,586
                                          ------------       ------------       ------------       ------------
   Gross margin                                     --         (2,261,980)                --         (2,351,722)
                                          ------------       ------------       ------------       ------------


Research and development expenses            2,530,159          3,192,260          5,087,927          6,113,934
Marketing and selling expenses                 522,367          1,282,668          1,076,759          2,272,638
General and administrative expenses          1,551,039          1,805,789          2,940,279          3,333,529
Impairment loss and loss on disposal
    of property and equipment                       --          1,871,490                 --          1,880,196
                                          ------------       ------------       ------------       ------------
    Total operating expenses                 4,603,565          8,152,207          9,104,965         13,600,297

Interest and other income                      284,342            223,017            442,168            256,608
                                          ------------       ------------       ------------       ------------

Net loss                                    (4,319,223)       (10,191,170)        (8,662,797)       (15,695,411)

Unrealized gain (loss) on securities                --                746              1,006             (2,969)
                                          ------------       ------------       ------------       ------------

Comprehensive loss                        $ (4,319,223)      $(10,190,424)      $ (8,661,791)      $(15,698,380)
                                          ============       ============       ============       ============


Basic and diluted net loss per
    common share                          $      (0.18)      $      (0.49)      $      (0.38)      $      (0.80)
                                          ============       ============       ============       ============


        The accompanying notes are an integral part of these consolidated financial statements.

                        PARKERVISION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three Months Ended             Six Months Ended
                                                                     June 30,                      June 30,
                                                         ----------------------------    ----------------------------
                                                              2006            2005            2006           2005
                                                         ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                $ (4,319,223)   $(10,191,170)   $ (8,662,797)   $(15,695,411)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                              386,508         785,041         863,675       1,586,352
    Amortization of discounts on investments                       --           7,258           1,561          14,835
    Provision for obsolete inventories                             --              --              --          67,940
    Write-down of inventory to net realizable value                --       2,250,586              --       2,250,586
    Impairment loss on other assets                                --       1,245,792              --       1,245,792
    Stock compensation                                        830,889         229,150       1,486,273         429,150
    Loss on disposal and impairment of equipment                   --         625,697              --         634,404
   Changes in operating assets and liabilities:
     Accounts receivable, net                                     670          76,671          14,854         187,555
     Inventories                                                   --          59,804              --         (96,432)
     Prepaid expenses and                                     291,378       1,417,748         320,515       1,484,633
     other assets
     Accounts payable and                                     482,196         111,801         737,600        (458,790)
     accrued expenses
    Deferred revenue                                               --         236,065              --         423,142
    Deferred rent                                                  --              --         437,314              --
                                                         ------------    ------------    ------------    ------------
     Total adjustments                                      1,991,641       7,045,613       3,861,792       7,769,167
                                                         ------------    ------------    ------------    ------------
     Net cash used in operating activities                 (2,327,582)     (3,145,557)     (4,801,005)     (7,926,244)
                                                         ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturity of investments                             --              --         295,000         300,000
 Purchase of investments                                           --        (250,000)             --        (250,000)
 Purchases of property and equipment                         (359,245)       (302,058)       (801,663)       (479,435)
 Payments for patent costs                                   (333,882)       (437,133)       (666,200)       (705,593)
                                                         ------------    ------------    ------------    ------------
     Net cash used in investing activities                   (693,127)       (989,191)     (1,172,863)     (1,135,028)
                                                         ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                       134,548              --      16,431,978      20,236,804
                                                         ------------    ------------    ------------    ------------
     Net cash provided by financing activities                134,548              --      16,431,978      20,236,804
                                                         ------------    ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                          (2,886,161)     (4,134,748)     10,458,110      11,175,532

CASH AND CASH EQUIVALENTS, beginning of
 period                                                    23,617,906      21,745,181      10,273,635       6,434,901
                                                         ------------    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                 $ 20,731,745    $ 17,610,433    $ 20,731,745    $ 17,610,433
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

                        PARKERVISION, INC. AND SUBSIDIARY
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    DESCRIPTION OF BUSINESS

      ParkerVision, Inc. and subsidiary (the "Company" or "ParkerVision") designs, develops and markets semiconductor technology for wireless applications. The Company is marketing its proprietary radio-frequency
      (RF) technology solutions to original equipment manufacturers (OEMs) who manufacture third generation (3G) mobile handsets and/or RF chipsets.

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

2.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of ParkerVision have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations have been included.

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

4.    CONSOLIDATED STATEMENTS OF CASH FLOWS

      On May 31, 2006, the Company issued options, valued at approximately $63,000, under the terms of the 2000 Performance Equity Plan as consideration for professional services (see Note 5).

      In March 2006, the Company recorded leasehold improvements of $437,314 with a corresponding entry to deferred rent, reflecting a tenant improvement allowance under the lease agreement for the Company's new corporate location (see Note 9). The increase in deferred rent is included as a cash inflow in net cash used for operating activities and the related increase in leasehold improvements is included as a cash outflow in net cash used for investing activities in the accompanying consolidated statements of cash flows.

      In connection with the private placement of 2,373,355 shares of the Company's common stock on February 3, 2006, the Company issued warrants to purchase 593,335 shares of common stock. These warrants were recorded at their relative fair value of approximately $2.6 million (see Note 8).

      The Company issued 6,035 shares of its common stock valued at approximately $53,000 on January 3, 2006 and 5,092 shares of its common stock valued at approximately $53,000 on April 3, 2006 as consideration for engineering consulting services (see Note 8).

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

      Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The Company elected to adopt the modified prospective transition method as provided by FAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been retroactively adjusted to reflect the fair value method of expensing share-based compensation. Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as amended by SFAS 148 and (b) share-based expense for all awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Further, as required under FAS123R, the Company estimates forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of the Company's stock-based compensation expense.

      The Company did not capitalize any expense related to share-based payments. The following table presents share-based compensation expense included in the Company's consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, respectively:

                                                    Three months ended              Six months ended
                                                          June 30,                       June 30,
                                              ----------------------------------------------------------
                                                  2006            2005            2006            2005
                                              ----------------------------------------------------------
      Research and development expense        $  237,317      $       --      $  496,514      $       --
      Sales and marketing expense                 70,464              --         188,556              --
      General and administrative expense         523,108         229,150         801,203         429,150
                                              --------------------------      --------------------------
        Total share-based expense             $  830,889      $  229,150      $1,486,273      $  429,150
                                              ==========================      ==========================

      The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of the Company's stock over the option's expected term, the risk-free interest rate over the option's expected term, and the Company's expected annual dividend yield.

      The fair value of each option grant for the three and six months ended June 30, 2006 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                    Six months ended
                                                     June 30, 2006
                                                    ----------------
            Expected option term (1)                4.25 to 7 years
            Expected volatility factor (2)          69.4% to 74.0%
            Risk-free interest rate (3)             4.85% to 5.21%
            Expected annual dividend yield                 0%


            (1) The expected term was determined based on historical activity for grants with similar terms and for similar groups of employees and represents the period of time that options are expected to be outstanding. For employee options, groups of employees with similar historical exercise behavior are considered separately for valuation purposes. For directors and named executive officers, the contractual term is used as the expected term based on historical behavior. In cases where there was not sufficient historical information for grants with similar terms, the simplified, or "plain-vanilla" method of estimating option life was utilized.

            (2) The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company's common stock over the most recent period equal to the expected option life of the grant.

            (3) The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.

      The Company did not recognize compensation expense for employee share-based awards for the three and six months ended June 30, 2005, when the exercise price of the employee stock award equaled the market price of the underlying stock on the date of grant. The Company did recognize compensation expense for non-employee share based awards of $229,150 and $429,150 for the three and six month periods ended June 30, 2005, respectively.

      The Company had previously adopted the provisions of SFAS No. 123, as amended by SFAS No. 148, through disclosure only. The following table illustrates the effect on the net loss and loss per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation.

                                                            Three months     Six months
                                                               ended            ended
                                                           June 30, 2005    June 30, 2005
                                                           ------------     ------------
       Net loss, as reported                               $(10,191,170)    $(15,695,411)
       Stock-based compensation expense that would
         have been included in reported net loss if the
         fair value provisions of SFAS No. 123 had been
         applied to all awards                               (1,900,838)      (3,495,982)
                                                           ------------     ------------
            Pro forma net loss                             $(12,092,008)    $(19,191,393)
                                                           ============     ============
            Basic and diluted net loss per share:
              As reported                                  $      (0.49)    $      (0.80)
                                                           ============     ============
              Proforma                                     $      (0.58)    $      (0.97)
                                                           ============     ============

      The fair value of each option grant for the three and six months ended June 30, 2005 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:


                                       Three months ended      Six months ended
                                          June 30, 2005         June 30, 2005
                                       ------------------      ----------------
            Expected term                 3 to 10 years          3 to 10 years
            Expected volatility           76.4% to 81.9%        76.4% to 81.9%
            Risk free interest rate       3.86% to 3.97%        3.72% to 4.15%
            Dividend yield                      0%                    0%

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

      2000 Performance Equity Plan
      The Company adopted a performance equity plan in July 2000 (the "2000 Plan"). The 2000 Plan provides for the grant of options and other Company stock awards to employees, directors and consultants, not to exceed 5,000,000 shares of common stock. The plan provides for benefits in the form of incentive stock options, nonqualified stock options, and stock appreciation rights, restricted share awards, stock bonuses and various stock benefits or cash. Options granted to employees and consultants under the 2000 Plan generally vest over periods up to five years and are exercisable for a period of up to five years from the date the options become vested. Options granted to directors under the 2000 Plan are generally exercisable immediately and expire seven to ten years from the date of grant. Options to purchase 1,349,647 shares of common stock were available for future grants under the 2000 Plan at June 30, 2006.

      A summary of option activity under the 1993 and 2000 Plans as of June 30, 2006, and changes during the six-month period then ended is presented below:

                                                                                          Weighted-
                                                                      Weighted-           Average
                                                                       Average            Remaining          Aggregate
                                                                      Exercise           Contractual         Intrinsic
                                                      Shares            Price               Term             Value ($)
                                                  --------------   --------------      --------------     --------------
       Outstanding at beginning of period              5,039,171           $21.51
       Granted                                           140,385             9.93
       Exercised                                         (29,000)            6.38                             $  108,925
       Forfeited                                         (28,750)            9.18
       Expired                                          (355,171)           18.02
                                                  --------------   --------------      --------------     --------------
       Outstanding at end of period                    4,766,635           $21.62          4.56 years         $3,112,520
                                                  ==============   ==============      ==============     ==============
       Exercisable at end of period                    4,134,650           $23.81          4.19 years         $1,663,215
                                                  ==============   ==============      ==============     ==============

      A summary of the status of the Company's nonvested shares as of June 30, 2006, and changes during the six months ended June 30, 2006 is presented below:

                                                Nonvested Shares
                                            ----------------------------
                                                        Weighted-Average
                                                           Grant-Date
                                              Shares       Fair Value
                                            --------    ----------------
      Nonvested at January 1, 2006           656,498        $   5.01
      Granted                                140,385            6.76
      Vested                                (162,898)           7.10
      Forfeited                               (2,000)           3.04
                                            --------        --------
      Nonvested at June 30, 2006             631,985        $   4.86
                                            ========        ========

      The total fair value of shares vested during the six months ended June 30, 2006 was $1,157,192. As of June 30, 2006, there was $2,288,293 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 1993 and 2000 Plans. That cost is expected to be recognized over a weighted-average period of 2.58 years.

      The options granted under the 2000 Plan include a grant to an outside consultant on May 31, 2006 for the purchase of an aggregate of 10,000 shares of its common stock at an exercise price of $10.20 per share for consulting services to be provided over a one year period. The options vest in four equal quarterly installments and expire five years from the grant date. The total fair value of these options of approximately $63,000 was estimated as of the date of grant using the Black-Scholes option pricing model and will be amortized to expense in the Company's consolidated statement of operations over the one-year term of the agreement.

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

      A summary of non-plan option and warrant activity as of June 30, 2006, and changes during the six-month period then ended is presented below:

                                                                                    Weighted-
                                                                     Weighted-       Average
                                                                      Average        Remaining          Aggregate
                                                                     Exercise       Contractual         Intrinsic
                                                     Shares            Price           Term              Value ($)
                                                 --------------   --------------   ---------------------------------
      Outstanding at beginning of period              1,977,401           $30.29
      Granted                                           593,335             8.50
      Exercised                                              --               --
      Forfeited                                              --               --
      Expired                                                --               --
                                                 --------------   --------------   --------------     --------------
      Outstanding at end of period                    2,570,736           $25.26       4.70 years           $428,001
                                                 ==============   ==============   ==============     ==============
      Exercisable at end of period                    2,570,736           $25.26       4.70 years           $428,001
                                                 ==============   ==============   ==============     ==============

      The weighted average fair value of non-plan warrants granted in the six months ended June 30, 2006 was $4.38.

      Of the non-plan options and warrants outstanding and exercisable at June 30, 2006, warrants representing 2,455,736 shares were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001, 2005 and 2006. The estimated fair value of these warrants of $20,290,878 is included in shareholders' equity in the Company's consolidated balance sheets. The remaining 115,000 share options outstanding and exercisable at June 30, 2006 represent options granted to employees and directors in 1999 under APB No. 25.

      The fair value of each non-plan option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                             Six months ended
                                                              June 30, 2006
                                                             ----------------
            Expected term                                        5 years
            Expected volatility                                   80.33%
            Risk free interest rate                                4.5%
            Dividend yield                                          0%

      Upon exercise of options under the 1993 Plan and the 2000 Plan, the Company issues new registered shares of its common stock. Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2006 was $185,128. No tax benefit was realized for the tax deductions from option exercise of the share-based payment arrangements for the six months ended June 30, 2006 as the benefits were fully offset by a valuation allowance.

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

6.    LOSS PER SHARE

      Basic loss per share is determined based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended June 30, 2006 and 2005 are 23,366,304 and 20,900,374, respectively. The weighted average number of common shares outstanding for the six-month periods ended June 30, 2006 and 2005 are 22,880,780 and 19,732,970, respectively. Options and warrants to purchase 7,337,371 and 6,466,865 shares of common stock were outstanding at June 30, 2006 and 2005, respectively, and were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

7.    OTHER ASSETS

      Other assets consist of the following:

                                                   June 30, 2006
                                  ---------------------------------------------
                                  Gross Carrying   Accumulated
                                     Amount        Amortization      Net Value
                                  -----------      -----------      -----------
      Patents and copyrights      $12,759,207      $ 3,359,931      $ 9,399,276
      Prepaid licensing fees          705,000          510,750          194,250
      Deposits and other              381,672               --          381,672
                                  -----------      -----------      -----------
                                  $13,845,879      $ 3,870,681      $ 9,975,198
                                  ===========      ===========      ===========

                                                December 31, 2005
                                  ---------------------------------------------
                                  Gross Carrying
                                     Amount
                                    (net of        Accumulated
                                  impairment)      Amortization       Net Value
                                  -----------      -----------      -----------
      Patents and copyrights      $12,093,007      $ 3,036,801      $ 9,056,206
      Prepaid licensing fees          705,000          415,250          289,750
      Deposits and other              352,846               --          352,846
                                  -----------      -----------      -----------
                                  $13,150,853      $ 3,452,051      $ 9,698,802
                                  ===========      ===========      ===========

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

      On September 19, 2005, the Company entered into a consulting agreement with an independent engineering consultant to perform services for the Company over a one year period. Total consideration for the services in the amount of $160,000 is payable to the consultant in cash or in shares of ParkerVision common stock at the Company's sole option. Payments were made in equal installments on October 3, 2005, January 2, 2006 and April 3, 2006. The total consideration of $160,000 was recorded in other current assets and is amortized ratably over the service period, or one year. A corresponding liability has been recorded in other accrued expenses and is reduced as the installment payments are paid to the consultant. As of June 30, 2006, the Company has issued a total of 19,668 shares of its common stock, under its 2000 Performance Equity Plan, as full payment of the liability under this agreement.

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

      Lease Obligations
      The Company entered into a lease agreement for its new headquarters facility in Jacksonville, Florida, pursuant to a non-cancelable lease agreement effective June 1, 2006. The lease currently provides for an average monthly base rental payment of $22,534 over the 65 month lease term, with an option for renewal. The lease provides for a tenant improvement allowance of approximately $437,000 which has been recorded in the accompanying balance sheet as leasehold improvements with a corresponding entry to deferred rent. The leasehold improvements will be depreciated over the lease term. Deferred rent will be amortized as a reduction to lease expense over the lease term.

      Warranty Costs
      The Company's warranty costs relate to its retail products business activities which the Company exited in June 2005. The Company warranted its products against defects in workmanship and materials for approximately one year. Estimated costs related to warranties were accrued at the time of revenue recognition. For the three and six months ended June 30, 2005, warranty expense was $30,873 and $32,236, respectively.

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

      At June 30, 2006, the Company had an accumulated deficit of approximately $142 million and working capital of approximately $19.7 million. Management does not expect that revenues in 2006, if any, will be sufficient to offset the expenses from continued investment in product development and marketing activities. Therefore, management expects operating losses and negative cash flows to continue in 2006 and possibly beyond.

      The long-term continuation of the Company's business plan is dependent upon generation of sufficient revenues from its technologies and products to offset expenses. In the event that the Company does not generate sufficient revenues, it will be required to obtain additional funding through public or private financing and/or reduce certain discretionary spending. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on the Company's ability to achieve its intended long-term business objectives.

11.   RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2006, the Financial Accounting Standards Board issues FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, "Accounting for Income Taxes." FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 becomes effective for annual periods beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 effective January 1, 2007, however the Company does not anticipate that it will have a significant impact on the financial statements when adopted.

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

Results of Operations for Each of the Three and Six Month Periods Ended June 30, 2006 and 2005

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

As of June 30, 2006, there was $2,288,293 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.58 years.

Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board issues FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, "Accounting for Income Taxes." FIN 48 provides a comprehensive model for how a company should recognize, measure, present, and disclose uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 becomes effective for annual periods beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 effective January 1, 2007, however the Company does not anticipate that it will have a significant impact on the financial statements when adopted.

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

Revenues
Product revenues for the three and six month periods ended June 30, 2005 represent sales of wireless consumer products. Product revenues for the three and six month periods ended June 30, 2005 were $122,397 and $294,379 respectively. These revenues were net of cooperative marketing costs of $7,515 and $36,782, respectively. The Company exited its retail product business activities in June 2005 and does not anticipate any future revenues from these retail products. The Company has not yet generated sales of its IC's and/or technologies in the mobile handset market.

Gross Margin
The gross margin for products for the three and six months ended June 30, 2005 was $(2,261,980) and $(2,351,722), respectively. As a result of the Company's decision to exit its retail business activities, the Company's product margins in 2005 were impacted by a write down of inventory to net realizable value in the amount of $2,250,586. This reduction in inventory value was due to the Company's expectation that its remaining finished product and raw materials inventories would be sold through wholesalers at significantly reduced prices.

Research and Development Expenses
The Company's research and development expenses for the three-month period ended June 30, 2006 were $2,530,159 as compared to $3,192,260 for the same period in 2005. The Company's research and development expenses are primarily composed of the cost of in house and outsourced personnel, software and hardware for integrated circuit design and prototype development. The decrease of $662,101 or 21% was primarily due to a reduction in personnel costs of approximately $1,100,000 and a reduction of depreciation and amortization of fixed and intangible assets of approximately $384,000. These reductions were offset somewhat by increases in fees for outside design services of approximately $441,000, integrated circuit prototype costs of approximately $102,000, and share-based compensation of approximately $237,000.

The Company's research and development expenses for the six-month period ended June 30, 2006 were $5,087,927 as compared to $6,113,934 for the same period in 2005. The decrease of $1,026,007 or 17% was primarily due to a reduction in personnel costs of approximately $1,737,000, a reduction of depreciation and amortization of fixed and intangible assets of approximately $786,000, and a reduction in engineering facility costs of approximately $100,000. These reductions were partially offset by increases in fees paid to outside design consultants of approximately $1,015,000 and increases in share-based compensation of approximately $497,000.

The reduction in personnel costs for the three and six-month periods was due to product engineering staff reductions in June 2005 in connection with the Company's exit from retail activities. The exit from retail activities also resulted in the impairment of certain intangible assets related to the retail activities, thus causing a reduction in future amortization of these assets. In addition, the Company experienced a decrease in depreciation expense as a result of certain engineering equipment becoming fully depreciated during 2005.

The reductions in engineering facility costs is a result of downsizing the Orlando engineering facility and renegotiating the lease terms for that facility in September 2005. These cost reductions were somewhat offset by increases in the use of outside engineering design services and prototype expenses related to development of the Company's wireless integrated circuits for the mobile handset market.

The Company's increase in share-based compensation is primarily due to the adoption of FAS123R on January 1, 2006, which required the recognition of compensation expense related to stock options awarded to research and development employees.

Marketing and Selling Expenses
Marketing and selling expenses for the three-month period ended June 30, 2006 were $522,367, compared to $1,282,668 for the same period in 2005. The decrease of $760,301 or 59% was primarily due to reductions in personnel and related costs of approximately $459,000 and reductions in advertising and other promotional costs of approximately $351,000. These decreases were partially offset by an increase in stock-based compensation expense of approximately $70,000.

For the six-month period ended June 30, 2006, the Company's marketing and selling expenses were $1,076,759 as compared to $2,272,638 for the same period in 2005. The decrease of $1,195,879 or 53% was primarily due to a reduction in personnel and related cost of approximately $582,000, a reduction in advertising and other promotional expenses of approximately $567,000, and a reduction in outside consulting services of approximately $176,000. These decreases were partially offset by an increase in stock-based compensation expense of approximately $189,000.

The reduction in personnel costs, outside consulting services, advertising and other promotional costs was primarily a result of the exit from retail activities in June 2005. The increase in stock-based compensation expense is a result of the adoption of FAS123R on January 1, 2006.

General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2006 were $1,551,039 as compared to $1,805,789 for the same period in 2005, representing a decrease of $254,750, or 14%. The decrease was primarily due to decreases in personnel costs of approximately $136,000, a reduction in bad debt expense of approximately $124,000, and a reduction in attorney and other outside professional fees of approximately $244,000. These decreases are partially offset by increases in stock compensation expense of approximately $323,000.

General and administrative expenses for the six months ended June 30, 2006 were $2,940,279 as compared to $3,333,529 for the same period in 2005, representing a decrease of $393,250, or 12%. The decrease was primarily due to decreases in personnel costs of approximately $294,000, a reduction in bad debt expense of approximately $152,000, a reduction in attorney and other outside professional fees of approximately $210,000 and a reduction in insurance costs of approximately $63,000. These decreases are partially offset by increases in stock compensation expense of approximately $372,000.

The reduction in personnel costs was related to the June 2005 exit from retail activities, as well as transfers of certain management employees to other areas of responsibility. The reduction in bad debt expense is also related to the exit from retail activities and the related reduction in accounts receivable in 2006. The reduction in attorney and other outside professional fees is primarily related to prior year costs associated with the exit from retail activities.

The increase in stock-based compensation expense is, in part, due to the adoption of FAS123R on January 1, 2006 which resulted in the recognition of stock-based compensation expense related to stock option awards for executive and administrative employees and the Company's directors.

Interest and Other Income
Interest and other income consist of interest earned on the Company's investments, net gains recognized on the sale of investments, and other miscellaneous income. Interest and other income for the three- month period ended June 30, 2006 was $284,342 as compared to $223,017 for the same period in 2005 representing a difference of $61,325 or 27%. Interest and other income for the six-month period ended June 30, 2006 was $442,168 as compared to $256,608 for the same period in 2005 representing a difference of $185,560 or 72%. The increases were primarily due to an increase in interest earned on cash and investments from the proceeds of private placements of equity securities, offset by the continued use of cash and investments to fund operations.

Loss and Loss per Share
The Company had a net loss of $(4,319,223) or $(0.18) per common share for the three months ended June 30, 2006 as compared to net loss of $(10,191,170) or $(0.49) per common share for the same period in 2005, representing a decrease in net loss of $5,871,947 or $0.31 per common share. This decrease was primarily due to reduced expenses resulting from the Company's June 2005 exit from its retail activities, offset by the recognition of employee stock compensation expense in 2006 due to the adoption of FAS123R.

Liquidity and Capital Resources
At June 30, 2006, the Company had working capital of approximately $19.7 million which represents an increase of approximately $8.9 million from working capital of $10.8 million at December 31, 2005. This increase was due to the proceeds from the private placement in February 2006 of approximately $16.2 million, offset by approximately $4.8 million in cash used for operating activities, approximately $0.7 million of cash invested in intellectual property protection, and approximately $0.8 million invested in property and equipment, including leasehold improvements for the Company's new Jacksonville facility.

The Company's business plan calls for continued investment in sales, marketing and product development for its wireless technologies and products. The Company's ability to generate revenues will largely depend upon the Company's ability to secure OEM agreements for the adoption and use of its technology and products. The revenues for 2006, if any, will not be sufficient to offset the operational expenses for 2006. The expected continued losses and negative cash flow will continue to be funded by the use of its available working capital.

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


Off-Balance Sheet Transactions, Arrangements and Other Relationships
As of June 30, 2006, the Company has outstanding warrants to purchase 2,455,736 shares of common stock that were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001, 2005 and 2006. These warrants have exercise prices ranging from $8.50 to $56.66 per share with a weighted average exercise price of $25.36 and a weighted average remaining contractual life of 4.8 years. The estimated fair value of these warrants of $20,290,878 is included in shareholders' equity in the Company's consolidated balance sheets.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006 was made under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 1A.  RISK FACTORS
In addition to other information in this Quarterly Report on Form 10-Q, the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Form 10-K for the year ended December 31, 2005 should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. The risks described in our 2005 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

                                                 Consideration received and        Exemption     If option, warrant or
                                                 description of underwriting or    from          convertible security,
Date of sale   Title of security     Number      other discounts to market price   registration  terms of exercise or
                                      sold       afforded to purchasers            claimed       conversion
---------------------------------------------------------------------------------------------------------------------------
4/1/06-6/30/06 Options to purchase   27,023      Option granted - no                 4(2)        Options vest over one to
               common stock                      consideration received by                       three years and remain
               granted to                        Company until exercised                         exercisable for seven
               employees pursuant                                                                years from the grant
               to the 2000 Plan                                                                  date at exercise prices
                                                                                                 ranging from $9.80 to
                                                                                                 $11.17 per share.

5/3/06         Options to purchase   43,362      Option granted - no                 4(2)        Performance based share
               common stock                      consideration received by                       options that vest at
               granted to officers               Company until exercised                         12/31/06 provided
               pursuant to the                                                                   performance measures are
               2000 Plan                                                                         met; exercisable for
                                                                                                 seven years from the
                                                                                                 date of the grant at an
                                                                                                 exercise price of $9.80
                                                                                                 per share

5/31/06        Options to purchase   10,000      Option granted - no                 4(2)        Options vest over one
               common stock                      consideration received by                       year period and remain
               granted to a                      Company until exercised                         exercisable for five
               consultant pursuant                                                               years from the date of
               to the 2000 Plan                                                                  grant at an exercise
                                                                                                 price of $10.20 per share

6/23/06        Options to purchase                                                               Exercisable for seven
               common stock          60,000      Option granted - no                 4(2)        years from the date of
               granted to                        consideration received by                       grant at an exercise
               directors pursuant                Company until exercised                         price of $9.79 per share
               to the 2000 Plan

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

      (B)   REPORTS ON FORM 8-K. None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ParkerVision, Inc.
                                          Registrant



August 7, 2006                            By: /s/Jeffrey L. Parker
                                              --------------------------------
                                          Jeffrey L. Parker
                                          Chairman and Chief Executive Officer


August 7, 2006                            By: /s/Cynthia L. Poehlman
                                              --------------------------------
                                          Cynthia L. Poehlman
                                          Chief Financial Officer