Form 10-Q
period 2006-09-30
PARKERVISION INC
filed 2006-11-02
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 1, 2006, 23,372,227 shares of the Issuer’s Common Stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PARKERVISION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$17,301,540	$10,273,635
Short-term investments	-	295,555
Accounts receivable, net of allowance for doubtful accounts of $4,856 at December 31, 2005	-	14,854
Prepaid expenses	676,790	1,373,695
Other current assets	218,843	307,205
Total current assets	18,197,173	12,264,944

PROPERTY AND EQUIPMENT, net	2,202,262	1,867,884

OTHER ASSETS, net	10,074,005	9,698,802
Total assets	$30,473,440	$23,831,630

CURRENT LIABILITIES:
Accounts payable	$433,982	$446,953
Accrued expenses: Salaries and wages	784,386	405,701
Professional fees	293,969	287,667
Other accrued expenses	364,350	286,562
Total current liabilities	1,876,687	1,426,883

DEFERRED RENT	516,747	5,163
Total liabilities	2,393,434	1,432,046

COMMITMENTS AND CONTINGENCIES (Notes 5 and 9)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 23,372,227 and 20,958,765 shares issued and outstanding at
September 30, 2006 and December 31, 2005, respectively	233,722	209,588
Warrants outstanding	20,290,878	17,693,482
Additional paid-in capital	153,588,514	138,080,663
Accumulated other comprehensive loss	-	(1,006)
Accumulated deficit	(146,033,108)	(133,583,143)
Total shareholders' equity	28,080,006	22,399,584
Total liabilities and shareholders' equity	$30,473,440	$23,831,630

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Product revenue	$-	$430,135	$-	$724,514

Cost of goods sold	-	338,669	-	734,184
Write down of inventory to net realizable value	-	-	-	2,250,586
Gross margin	-	91,466	-	(2,260,256)

Research and development expenses	2,273,264	2,187,921	7,361,191	8,301,855
Marketing and selling expenses	513,956	561,761	1,590,715	2,834,399
General and administrative expenses	1,265,155	1,387,480	4,205,434	4,721,437
Impairment loss and (gain) on disposal of property and equipment	(7,251)	(5,658)	(7,251)	1,874,110
Total operating expenses	4,045,124	4,131,504	13,150,089	17,731,801

Interest and other income	257,956	138,378	700,124	394,986

Net loss	(3,787,168)	(3,901,660)	(12,449,965)	(19,597,071)

Unrealized gain (loss) on securities	-	297	1,006	(2,672)

Comprehensive loss	$(3,787,168)	$(3,901,363)	$(12,448,959)	$(19,599,743)

Basic and diluted net loss per common share	$(0.16)	$(0.19)	$(0.54)	$(0.97)

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,787,168)	$(3,901,660)	$(12,449,965)	$(19,597,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	422,395	443,242	1,286,070	2,029,594
Amortization of discounts on investments	-	7,257	1,561	22,092
Provision for obsolete inventories	-	-	-	67,940
Write-down of inventory to net realizable value	-	-	-	2,250,586
Impairment loss on other assets	-	-	-	1,245,792
Stock compensation	435,600	229,150	1,921,873	658,300
(Gain) loss on disposal and impairment of equipment	(7,251)	(5,658)	(7,251)	628,746
Changes in operating assets and liabilities:
Accounts receivable, net	-	94,929	14,854	282,484
Inventories	-	250,630	-	154,198
Prepaid expenses and other assets	103,913	4,414	424,428	1,489,047
Accounts payable and accrued expenses	(157,580)	(326,692)	556,469	(785,482)
Deferred revenue	-	(535,481)	-	(112,339)
Deferred rent	50,719	(1,291)	511,584	(1,291)
Total adjustments	847,796	160,500	4,709,588	7,929,667
Net cash used in operating activities	(2,939,372)	(3,741,160)	(7,740,377)	(11,667,404)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of investments	-	-	295,000	300,000
Purchase of investments	-	-	-	(250,000)
Proceeds from sale of property and equipment	36,867	15,650	36,867	15,650
Purchases of property and equipment	(206,976)	(180,390)	(1,008,639)	(659,825)
Payments for patent costs	(320,724)	(434,782)	(986,924)	(1,140,375)
Net cash used in investing activities	(490,833)	(599,522)	(1,663,696)	(1,734,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	6,000	16,431,978	20,242,804
Net cash provided by financing activities	-	6,000	16,431,978	20,242,804

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,430,205)	(4,334,682)	7,027,905	6,840,850

CASH AND CASH EQUIVALENTS, beginning of period	20,731,745	17,610,433	10,273,635	6,434,901

CASH AND CASH EQUIVALENTS, end of period	$17,301,540	$13,275,751	$17,301,540	$13,275,751

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business

ParkerVision, Inc. and subsidiary (the “Company” or “ParkerVision”) designs, develops and markets semiconductor technology for wireless applications. The Company is marketing its proprietary radio-frequency (RF) technology solutions to original equipment manufacturers (OEMs) who manufacture third generation (3G) mobile handsets and/or RF chipsets.

The Company’s prior year’s revenue was generated from the manufacture and retail sales of wireless networking products that incorporated the Company’s proprietary technology. The Company exited its manufacturing and retail sales activities in June 2005 in pursuit of its longer-term business strategy of establishing relationships with OEMs for the incorporation of its technology into products manufactured by others. To date, the Company has not generated any significant revenue from its current operations.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements of ParkerVision have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations have been included.

The condensed balance sheet data for the year ended December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2005.

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

In March 2006, the Company recorded leasehold improvements of $437,314 with a corresponding entry to deferred rent, reflecting a tenant improvement allowance under the lease agreement for the Company’s new corporate location (see Note 9). The increase in deferred rent is included as a cash inflow in net cash used for operating activities and the related increase in leasehold improvements is included as a cash outflow in net cash used for investing activities in the accompanying consolidated statements of cash flows.

In connection with the private placement of 2,373,355 shares of the Company’s common stock on February 3, 2006, the Company issued warrants to purchase 593,335 shares of common stock. These warrants were recorded at their relative fair value of approximately $2.6 million (see Note 8).

The Company issued 6,035 shares of its common stock valued at approximately $53,000 on January 3, 2006 and 5,092 shares of its common stock valued at approximately $53,000 on April 3, 2006 as consideration for engineering consulting services (see Note 8).

In connection with the private placement of 2,880,000 shares of the Company’s common stock on March 10, 2005, the Company issued warrants to purchase 720,000 shares of common stock. These warrants were recorded at their relative fair value of approximately $3.1 million. (see Note 8).

5.	Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” (“FAS 123R”) which establishes accounting for equity instruments exchanged for employee services. Under the provisions of FAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123R. The Company has applied the provisions of SAB 107 in its adoption of FAS 123R.

Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by FAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been retroactively adjusted to reflect the fair value method of expensing share-based compensation. Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as amended by SFAS 148 and (b) share-based expense for all awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Further, as required under FAS123R, the Company estimates forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of the Company’s stock-based compensation expense.

The Company did not capitalize any expense related to share-based payments. The following table presents share-based compensation expense included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Research and development expense	$201,159	$-	$697,673	$-
Sales and marketing expense	72,705	-	261,261	-
General and administrative expense	161,736	229,150	962,939	658,300
Total share-based expense	$435,600	$229,150	$1,921,873	$658,300

The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.

The fair value of each option grant for the three and nine months ended September 30, 2006 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Nine months ended September 30, 2006
Expected option term (1)	4.25 to 7 years
Expected volatility factor (2)	69.48% to 74.55%
Risk-free interest rate (3)	4.18% to 4.78%
Expected annual dividend yield	0%

(1)
The expected term was determined based on historical activity for grants with similar terms and for similar groups of employees and represents the period of time that options are expected to be outstanding. For employee options, groups of employees with similar historical exercise behavior are considered separately for valuation purposes. For directors and named executive officers, the contractual term is used as the expected term based on historical behavior. In cases where there was not sufficient historical information for grants with similar terms, the simplified, or “plain-vanilla” method of estimating option life was utilized.

(2)
The stock volatility for each grant is measured using the weighted average of historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant.

(3)	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The Company did not recognize compensation expense for employee share-based awards for the three and nine months ended September 30, 2005, when the exercise price of the employee stock award equaled the market price of the underlying stock on the date of grant. The Company did recognize compensation expense for non-employee share based awards of $229,150 and $658,300 for the three and nine month periods ended September 30, 2005, respectively.
The Company had previously adopted the provisions of SFAS No. 123, as amended by SFAS No. 148, through disclosure only. The following table illustrates the effect on the net loss and loss per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation.

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(3,901,660)	$(19,597,071)
Stock-based compensation expense that would have been included in reported net loss
if the fair value provisions of SFAS No. 123 had been applied to all awards	(1,958,207)	(5,446,138)
Pro forma net loss	$(5,859,867)	$(25,043,209)
Basic and diluted net loss per share:
As reported	$(0.19)	$(0.97)
Proforma	$(0.28)	$(1.24)

The fair value of each option grant for the three and nine months ended September 30, 2005 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Expected term	7 years	3 to 10 years
Expected volatility	79%	76.4% to 81.9%
Risk free interest rate	4.25%	3.72% to 4.25%
Dividend yield	0%	0%

Stock Incentive Plans

1993 Stock Plan

The Company adopted a stock plan in September 1993 (the “1993 Plan”). As of September 10, 2003, the Company was no longer able to issue grants under the 1993 Plan. The 1993 Plan, as amended, provided for the grant of options and other Company stock awards to employees, directors and consultants, not to exceed 3,500,000 shares of common stock. The plan provided for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, bargain purchases of common stock, bonuses of common stock and various stock benefits or cash. Options granted to employees and consultants under the 1993 Plan vested for periods up to ten years and are exercisable for a period of five years from the date the options vest. Options granted to directors under the 1993 Plan were exercisable immediately and expire ten years from the date of grant.

2000 Performance Equity Plan

The Company adopted a performance equity plan in July 2000 (the “2000 Plan”). The 2000 Plan provides for the grant of options and other Company stock awards to employees, directors and consultants, not to exceed 5,000,000 shares of common stock. The plan provides for benefits in the form of incentive stock options, nonqualified stock options, and stock appreciation rights, restricted share awards, stock bonuses and various stock benefits or cash. Options granted to employees and consultants under the 2000 Plan generally vest over periods up to five years and are exercisable for a period of up to five years from the date the options become vested. Options granted to directors under the 2000 Plan are generally exercisable immediately and expire seven to ten years from the date of grant. Options to purchase 1,194,563 shares of common stock were available for future grants under the 2000 Plan at September 30, 2006.

A summary of option activity under the 1993 and 2000 Plans as of September 30, 2006, and changes during the nine-month period then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at beginning of period	5,039,171	$21.51
Granted	363,277	8.67
Exercised	(29,000)	6.38		$108,925
Forfeited	(82,958)	9.64
Expired	(405,871)	18.85
Outstanding at end of period	4,884,619	$21.09	4.25 years	$1,321,677
Exercisable at end of period	4,187,037	$23.39	3.89 years	$709,418

A summary of the status of the Company’s nonvested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented below:

	Nonvested Shares
	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	656,498	$5.01
Granted	363,277	4.90
Vested	(265,985)	6.25
Forfeited	(56,208)	5.40
Nonvested at September 30, 2006	697,582	$4.45

The total fair value of shares vested during the nine months ended September 30, 2006 was $1,662,350. As of September 30, 2006, there was $2,321,124 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 1993 and 2000 Plans. That cost is expected to be recognized over a weighted-average period of 1.89 years.

The options granted in 2006 under the 2000 Plan include a grant to an outside consultant in July 2006 for the purchase of up to 127,500 shares of its common stock at an exercise price of $9.10 per share. These options were granted as performance incentives in connection with a consulting agreement with a thirty-month term. The number of options that will vest and the date on which they will vest are dependent upon the completion of specific performance conditions. Vested options, if any, will remain exercisable for four years from the date of grant. The consulting arrangement may be terminated by the company for any reason with thirty days notice, and upon such termination, any unvested shares shall be forfeited. As the number of shares that will ultimately vest is indeterminable at the date of grant, management must adjust the options to their estimated fair value at each interim reporting date until vesting occurs. Fair value is estimated at each interim reporting date using the Black-Scholes option pricing model and then amortized on a straight line basis over the estimated remaining requisite service period. At September 30, 2006, the total estimated fair value of these options was approximately $58,000. For the three month period ended September 30, 2006, approximately $5,800 of expense related to these options was recognized in the Company’s consolidated statement of operations.

The options granted in 2006 under the 2000 Plan also include a grant to an outside consultant on May 31, 2006 for the purchase of an aggregate of 10,000 shares of its common stock at an exercise price of $10.20 per share for consulting services to be provided over a one year period. The options vest in four equal quarterly installments and expire five years from the grant date. The total fair value of these options of approximately $63,000 was estimated as of the date of grant using the Black-Scholes option pricing model and will be amortized to expense in the Company’s consolidated statement of operations over the one-year term of the agreement.

Non-Plan Options/Warrants

The Company has granted options and warrants outside the 1993 and 2000 Plans for employment inducements, non-employee consulting services, and for underwriting and other services in connection with securities offerings. Non-plan options and warrants are generally granted with exercise prices equal to fair market value of the underlying shares at the date of grant.

A summary of non-plan option and warrant activity as of September 30, 2006, and changes during the nine-month period then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at beginning of period	1,977,401	$30.29
Granted	593,335	8.50
Exercised	-	-		-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	2,570,736	$25.26	4.45 years	-
Exercisable at end of period	2,570,736	$25.26	4.45 years	-

The weighted average fair value of non-plan warrants granted in the nine months ended September 30, 2006 was $4.38.

Of the non-plan options and warrants outstanding and exercisable at September 30, 2006, warrants representing 2,455,736 shares were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001, 2005 and 2006. The estimated fair value of these warrants of $20,290,878 is included in shareholders’ equity in the Company’s consolidated balance sheets. The remaining 115,000 share options outstanding and exercisable at September 30, 2006 represent options granted to employees and directors in 1999.

The fair value of each non-plan option grant to non-employees was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Nine months ended
September 30, 2006
Expected term	5 years
Expected volatility	80.33%
Risk free interest rate	4.5%
Dividend yield	0%

Upon exercise of options under the 1993 Plan and the 2000 Plan, the Company issues new registered shares of its common stock. Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2006 was $185,128. No tax benefit was realized for the tax deductions from option exercise of the share-based payment arrangements for the nine months ended September 30, 2006 as the benefits were fully offset by a valuation allowance.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 3 (FAS123R-3) “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has not yet elected its adoption method and consequently, in accordance with FAS123R-3, the Company is assumed to use the long-form method to calculate its pool of windfall tax benefits prior to making an election to use the short-cut method.

6.	Loss per Share

Basic loss per share is determined based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended September 30, 2006 and 2005 are 23,372,227 and 20,901,135, respectively. The weighted average number of common shares outstanding for the nine-month periods ended September 30, 2006 and 2005 are 23,046,396 and 20,126,637, respectively. Options and warrants to purchase 7,455,355 and 6,608,435 shares of common stock were outstanding at September 30, 2006 and 2005, respectively, and were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

7.	Other Assets

Other assets consist of the following:

	September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$13,079,931	$3,534,951	$9,544,980
Prepaid licensing fees	705,000	558,500	146,500
Deposits and other	382,525	-	382,525
	$14,167,456	$4,093,451	$10,074,005

	December 31, 2005
	Gross Carrying Amount (net of impairment)	Accumulated Amortization	Net Value
Patents and copyrights	$12,093,007	$3,036,801	$9,056,206
Prepaid licensing fees	705,000	415,250	289,750
Deposits and other	352,846	-	352,846
	$13,150,853	$3,452,051	$9,698,802

8.	Stock Authorization and Issuance

On February 3, 2006, ParkerVision completed the sale of an aggregate of 2,373,335 shares of common stock to a limited number of institutional and other investors in a private placement transaction pursuant to offering exemptions under the Securities Act of 1933. The shares, which represent 10.2% of the Company’s outstanding common stock on an after-issued basis, were sold at a price of $7.50 per share, for net proceeds of approximately $16.2 million. Warrants to purchase an additional 593,335 shares of common stock were issued in connection with the transaction for no additional consideration. The warrants are immediately exercisable at an exercise price of $8.50 per share and expire on February 3, 2011. The warrants may be redeemed by the Company after February 3, 2008, at $.01 per warrant, provided that the shares underlying the warrants are registered for resale and the common stock traded at a volume weighted-average price equal to or greater than 200% of the then exercise price for a prescribed period of time. In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the estimated fair value of the warrants of $2,597,396 was classified as equity on the issuance date.

On September 19, 2005, the Company entered into a consulting agreement with an independent engineering consultant to perform services for the Company over a one year period. Total consideration for the services in the amount of $160,000 is payable to the consultant in cash or in shares of ParkerVision common stock at the Company’s sole option. Payments were made in equal installments on October 3, 2005, January 2, 2006 and April 3, 2006. The total consideration of $160,000 was recorded in other current assets and is amortized ratably over the service period, or one year. A corresponding liability has been recorded in other accrued expenses and is reduced as the installment payments are paid to the consultant. As of June 30, 2006, the Company has issued a total of 19,668 shares of its common stock, under its 2000 Performance Equity Plan, as full payment of the liability under this agreement.

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

Warranty Costs

The Company’s warranty costs relate to its retail products business activities which the Company exited in June 2005. The Company warranted its products against defects in workmanship and materials for approximately one year. Estimated costs (recoveries) related to warranties were accrued at the time of revenue recognition. For the three month periods ended September 30, 2006 and 2005, warranty recoveries were $(9,510) and ($25,598), respectively. For the nine-month periods ended September 30, 2006 and 2005, warranty (recovery) expense was $(9,510) and 6,638, respectively.

10.	Liquidity and Capital Resources

The Company operates in a highly competitive industry with rapidly changing and evolving technologies. The Company's potential competitors have substantially greater financial, technical and other resources than those of the Company. The Company has made significant investments in developing its technologies and products, the returns on which are dependent upon the generation of future revenues for realization. The Company has not yet generated sufficient revenues to offset its expenses and, thus, has utilized proceeds from the sale of its equity securities to fund its operations.

The Company has incurred losses from operations and negative cash flows in every year since inception and has utilized the proceeds from the sale of its equity securities to fund operations. On February 3, 2006, ParkerVision completed the sale of an aggregate of 2,373,335 shares of common stock to a limited number of institutional and other investors in a private placement for net proceeds of approximately $16.2 million. At September 30, 2006, the Company had an accumulated deficit of approximately $146 million and working capital of approximately $16.3 million.

The Company expects to consummate initial OEM relationships for the design of the Company’s technologies into mobile handsets within the next few months. The Company contemplates that its licensing agreements will include technology access fees, non-recurring engineering design fees and/or other up front fees, as well as royalties upon shipment of products incorporating the Company’s technologies. Based on the design cycle of the OEMs, the Company anticipates that initial royalty revenue from these relationships will not occur until twelve to twenty-four months following the license arrangement. Up front fees are not expected to be sufficient to completely offset the Company’s operating expenses during this design cycle. Therefore, over the next one to two years, management expects operating losses and negative cash flows to continue. The Company intends to continue to use its current working capital, along with incoming technology access and other fees to support future marketing, sales, research and development and general operations. No assurance can be given that such expenditures will result in revenues, new products, or technological advances or that the Company has adequate capital to complete its products or gain market acceptance before requiring additional capital.

The long-term continuation of the Company’s business plan is dependent upon generation of sufficient revenues from its technologies and products to offset expenses. In the event that the Company does not generate sufficient revenues, it will be required to obtain additional funding through public or private financing and/or reduce certain discretionary spending. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended long-term business objectives.

11.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt the provisions of SFAS 157 on January 1, 2008. The Company has evaluated the impact of SFAS 157 and does not anticipate that it will have an impact on the Company’s financial statements when adopted.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The guidance provided by SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB 108 is effective for the Company’s opening balance sheet in 2007. The Company has evaluated the impact of SAB 108 and does not anticipate that it will have an impact on the Company’s financial statements.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 becomes effective for annual periods beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 effective January 1, 2007. The Company is currently evaluating the impact of Fin 48, however the Company does not anticipate that it will have a significant impact on the financial statements when adopted.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections” a replacement of APB Opinion No. 20 and SFAS 3. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS 154 requires that a change in accounting principal be retroactively applied instead of including the cumulative effect in the income statement. The correction of an error will continue to require the restatement of financial statements. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. SFAS 154 became effective for fiscal years beginning after December 31, 2005. The Company will follow the provisions of this statement in the event of a future accounting change.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases “will likely result”, “management expects” or “Company expects”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, including the timely development and acceptance of new products, sources of supply and concentration of customers. The Company has no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect, anticipated events or circumstances occurring after the date of such statements.

Results of Operations for Each of the Three and Nine Month Periods Ended September 30, 2006 and 2005

General

The Company has made significant investments in developing its technologies and products, the returns on which are dependent upon the generation of future revenues for realization. The Company has not yet generated revenues sufficient to offset its operating expenses and has used the proceeds from the sale of its equity securities to fund its operations.

In June 2005, the Company exited its retail business activities which represented the Company’s sole source of revenue from continuing operations. The Company expects to consummate initial OEM relationships for the design of the Company’s technologies into mobile handsets within the next few months. The Company contemplates that its licensing agreements will include technology access fees, non-recurring engineering design fees and/or other up front fees, as well as royalties upon shipment of products incorporating the Company’s technologies. Based on the design cycle of the OEMs, the Company anticipates that initial royalty revenue from these relationships will not occur until twelve to twenty-four months following the license arrangement. Up front fees are not expected to be sufficient to completely offset the Company’s operating expenses during this design cycle. The Company intends to continue to use its current working capital, along with incoming technology access and other fees, to support future marketing, sales, research and development and general operations. No assurance can be given that such expenditures will result in revenues, new products, or technological advances or that the Company has adequate capital to complete its products or gain market acceptance before requiring additional capital.

Critical Accounting Policies

There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2005 except with regard to the Company’s accounting policy for stock-based compensation expense.

Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” (“FAS 123R”) which establishes accounting for equity instruments exchanged for employee services. Under the provisions of FAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company elected to adopt the modified prospective transition method as provided by FAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been retroactively adjusted to reflect the fair value method of expensing share-based compensation. Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value and (b) share-based expense for all awards granted subsequent to January 1, 2006. The Company utilizes the Black-Scholes option pricing model to estimate the fair value of employee stock-based compensation at the date of grant. This model requires the input of highly subjective assumptions, including expected volatility and expected option life. Further, as required under FAS123R, the Company estimates forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of the Company’s stock-based compensation expense.

As of September 30, 2006, there was $2,321,124 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.89 years.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt the provisions of SFAS 157 on January 1, 2008. The Company has evaluated the impact of SFAS 157 and does not anticipate that it will have an impact on the Company’s financial statements when adopted.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The guidance provided by SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB 108 is effective for the Company’s opening balance sheet in 2007. The Company has evaluated the impact of SAB 108 and does not anticipate that it will have an impact on the Company’s financial statements.

In June 2006, the Financial Accounting Standards Board issues FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides a comprehensive model for how a company should recognize, measure, present, and disclose uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 becomes effective for annual periods beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 effective January 1, 2007. The Company is currently evaluating the impact of Fin 48, however the Company does not anticipate that it will have a significant impact on the financial statements when adopted.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections” a replacement of APB Opinion No. 20 and SFAS 3. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS 154 requires that a change in accounting principal be retroactively applied instead of including the cumulative effect in the income statement. The correction of an error will continue to require the restatement of financial statements. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. SFAS 154 became effective for fiscal years beginning after December 31, 2005. The Company will follow the provisions of this statement in the event of a future accounting change.

Revenues

Product revenues for the three and nine month periods ended September 30, 2005 represent sales of wireless consumer products. Product revenues for the three and nine month periods ended September 30, 2005 were $430,135 and $724,514 respectively. These revenues were net of cooperative marketing costs of $35,532 for the nine month period ended September 30, 2005. The Company exited its retail product business activities in June 2005 and does not anticipate any future revenues from these retail products. The Company has not yet generated sales of its integrated circuit designs and/or technologies in the mobile handset market.

Gross Margin

The gross margin for products for the three and nine months ended September 30, 2005 was $91,466 and $(2,260,256), respectively. As a result of the Company’s decision to exit its retail business activities, the Company’s product margins in 2005 were impacted by a write down of inventory to net realizable value in the amount of $2,250,586. This reduction in inventory value was due to the Company’s expectation that its remaining finished product and raw materials inventories would be sold through wholesalers at significantly reduced prices.

Research and Development Expenses

The Company’s research and development expenses for the three-month period ended September 30, 2006 were $2,273,264 as compared to $2,187,921 for the same period in 2005. The Company’s research and development expenses are primarily composed of the cost of in house and outsourced personnel, software and hardware for integrated circuit design and prototype development. The increase of $85,343 or 4% was primarily due to an increase in share-based compensation expense of approximately $200,000 and an increase in integrated circuit prototype costs of approximately $170,000. These increases were partially offset by the reductions in outside design service fees of approximately $140,000, depreciation expense of approximately $80,000 and facility cost of approximately $50,000.

The Company’s research and development expenses for the nine-month period ended September 30, 2006 were $7,361,191 as compared to $8,301,855 for the same period in 2005. The decrease of $940,664 or 11% was primarily due to a reduction in personnel costs of approximately $1,700,000, a reduction of depreciation and amortization of fixed and intangible assets of approximately $840,000, and a reduction in engineering facility costs of approximately $150,000. These reductions were partially offset by increases in fees paid to outside design consultants of approximately $880,000, increases in share-based compensation of approximately $700,000, and increases in integrated prototype circuit costs of approximately $100,000.

The reduction in personnel costs for the nine-month period was due to product engineering staff reductions in June 2005 in connection with the Company’s exit from retail activities. The exit from retail activities also resulted in the impairment of certain intangible assets related to the retail activities, thus causing a reduction in future amortization of these assets. In addition, the Company experienced a decrease in depreciation expense for the three and nine month periods as a result of certain engineering equipment becoming fully depreciated during 2005. The reduction in engineering facility costs for the three and nine month periods is a result of downsizing the Orlando engineering facility and renegotiating the lease terms for that facility in September 2005.

The Company utilizes, from time to time, outside engineering resources for specific projects related to its integrated circuit design. The Company also has a program in place for regular foundry runs for its procurement of prototype chips. Although the use of outside services declined somewhat in the three months ended September 30, 2006 when compared with the same period last year, on a year-to-date basis, the use of outside services and related prototype costs have increased significantly as the Company continues to enhance its integrated circuit designs.

The Company has also experienced an increase in share-based compensation expense in 2006, primarily due to the adoption of FAS123R on January 1, 2006 and the related recognition of compensation expense attributable to stock options awarded to research and development employees.

Marketing and Selling Expenses

Marketing and selling expenses for the three-month period ended September 30, 2006 were $513,956, compared to $561,761 for the same period in 2005. The decrease of $47,805 or 9% was primarily due to reductions in personnel and related costs of approximately $170,000 offset by increases in consulting fees of approximately $50,000 and stock-based compensation expense of approximately $70,000.

For the nine-month period ended September 30, 2006, the Company’s marketing and selling expenses were $1,590,715 as compared to $2,834,399 for the same period in 2005. The decrease of $1,243,684 or 44% was primarily due to a reduction in personnel and related costs of approximately $780,000, a reduction in advertising and other promotional expenses of approximately $500,000, and a reduction in outside consulting services of approximately $120,000. These decreases were partially offset by an increase in stock-based compensation expense of approximately $260,000.

The reduction in personnel costs, outside consulting services, advertising and other promotional costs was primarily a result of the exit from retail activities in June 2005. The increase in stock-based compensation expense is a result of the adoption of FAS123R on January 1, 2006.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2006 were $1,265,155 as compared to $1,387,480 for the same period in 2005, representing a decrease of $122,325, or 9%. The decrease was primarily due to a decrease of approximately $210,000 in non-employee stock-based compensation expense, somewhat offset by an increase of approximately $150,000 in employee stock-based compensation resulting from the adoption of FAS123R on January 1, 2006. In addition, corporate legal, consulting and insurance costs decreased approximately $40,000.

General and administrative expenses for the nine months ended September 30, 2006 were $4,205,434 as compared to $4,721,437 for the same period in 2005, representing a decrease of $516,003, or 11%. The decrease was primarily due to reductions in personnel costs of approximately $290,000, legal, consulting and other outside professional fees of approximately $280,000, bad debt expense of approximately $140,000, and corporate insurance costs of approximately $60,000. These reductions were partially offset by increases in stock compensation expense of approximately $300,000 from the adoption of FAS123R and the related recognition of share-based compensation for equity awards to executive and administrative employees and the Company’s directors.

The reduction in personnel costs was related to the June 2005 exit from retail activities, as well as transfers of certain management employees to other areas of responsibility. The reduction in bad debt expense is also related to the exit from retail activities and the related reduction in accounts receivable in 2006.

Interest and Other Income

Interest and other income consist of interest earned on the Company’s investments, net gains recognized on the sale of investments, and other miscellaneous income. Interest and other income for the three- month period ended September 30, 2006 was $257,956 as compared to $138,378 for the same period in 2005 representing a difference of $119,578 or 86%. Interest and other income for the nine-month period ended September 30, 2006 was $700,124 as compared to $394,986 for the same period in 2005 representing a difference of $305,138 or 77%. The increases were primarily due to an increase in interest earned on cash and investments from the proceeds of private placements of equity securities, offset by the continued use of cash and investments to fund operations.

Loss and Loss per Share

The Company had a net loss of $(3,787,168) or $(0.16) per common share for the three months ended September 30, 2006 as compared to a net loss of $(3,901,660) or $(0.19) per common share for the same period in 2005, representing a decrease in net loss of $114,492 or $0.03 per common share. This decrease was primarily due to reduced expenses resulting from the Company’s June 2005 exit from its retail activities, partially offset by the recognition of employee stock compensation expense in 2006 from the adoption of FAS123R and increased prototype production costs related to the Company’s integrated circuits.

Liquidity and Capital Resources

At September 30, 2006, the Company had working capital of approximately $16.3 million which represents an increase of approximately $5.5 million from working capital of $10.8 million at December 31, 2005. This increase was due to the proceeds from the private placement in February 2006 of approximately $16.2 million, offset by approximately $7.7 million in cash used for operating activities, approximately $1 million of cash invested in intellectual property protection, and approximately $1 million invested in property and equipment, including leasehold improvements for the Company’s new Jacksonville facility.

The Company's business plan calls for continued investment in sales, marketing and product development for its wireless technologies and products. The Company’s ability to generate revenues will largely depend upon the Company’s ability to secure OEM agreements for the adoption and use of its technology and products. Based on the design cycle of the Company’s prospective customers, management does not expect that revenues will be sufficient to fully offset expenses from continued operations for the next one to two years. As a result, management expects operating losses and negative cash flows to continue through 2007 and possibly beyond. The Company intends to continue to use its current working capital, along with incoming technology access and other fees to support future marketing, sales, research and development and general operations.

The Company believes that its current capital resources will be sufficient to support the Company’s liquidity requirements at least through the third quarter of 2007. The long-term continuation of the Company’s business plans is dependent upon generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient revenues, it will be required to obtain additional funding through public or private financing and/or reduce certain discretionary spending. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended long-term business objectives.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of September 30, 2006, the Company has outstanding warrants to purchase 2,455,736 shares of common stock that were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001, 2005 and 2006. These warrants have exercise prices ranging from $8.50 to $56.66 per share with a weighted average exercise price of $25.36 and a weighted average remaining contractual life of 4.5 years. The estimated fair value of these warrants of $20,290,878 is included in shareholders’ equity in the Company’s consolidated balance sheets.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006 was made under the supervision and with the participation of the Company’s management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

For the three month period covered by this report, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

In addition to other information in this Quarterly Report on Form 10-Q, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2005 should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. The risks described in our 2005 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Date of sale	Title of security	Number sold	Consideration received and description of underwriting or other discounts to market price afforded to purchasers	Exemption from registration claimed	If option, warrant or convertible security, terms of exercise or conversion

7/3/06	Options to purchase common stock granted to an employee pursuant to the 2000 Plan	2,392	Option granted - no consideration received by Company until exercised	4(2)	Exercisable for seven years from the grant date at an exercise price of $9.10 per share.

7/13/06	Options to purchase common stock granted to a consultant pursuant to the 2000 Plan	127,500	Option granted - no consideration received by Company until exercised	4(2)	Options vest upon completion of certain performance conditions and remain exercisable for four years from the grant date at an exercise price of $9.10 per share.

8/24/06	Options to purchase common stock granted to an employee pursuant to the 2000 Plan	3,000	Option granted - no consideration received by Company until exercised	4(2)	Options vest over three years and remain exercisable for seven years from the grant date at an exercise price of $5.79 per share.

9/7/06	Options to purchase common stock granted to directors pursuant to the 2000 Plan	90,000	Option granted - no consideration received by Company until exercised	4(2)	Exercisable for seven years from the date of grant at an exercise price of $6.17 per share

ITEM 3.  Defaults Upon Senior Securities. Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting on September 7, 2006. The shareholders elected Messrs. Jeffrey Parker, Todd Parker, David Sorrells, William Hightower, John Metcalf , Robert Sterne, Nam Suh, William Sammons, and Papken der Torossian as directors. The following is a tabulation of votes cast for and against and abstentions for each item submitted for approval:

Votes Cast
Name	For	Withheld
Jeffrey Parker	17,968,998	2,197,122
Todd Parker	15,658,783	4,507,337
David Sorrells	15,660,008	4,506,112
William Hightower	15,643,042	4,523,078
John Metcalf	19,793,296	372,824
Robert Sterne	17,950,042	2,216,078
Nam Suh	19,791,329	374,791
William Sammons	19,899,782	266,338
Papken der Torossian	19,925,159	240,961

ITEM 5. Other Information. Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Section 302 Certification of Jeffrey L. Parker, CEO
31.2	Section 302 Certification of Cynthia Poehlman, CFO
32.1	Section 906 Certification

(b)	Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.
Registrant

November 1, 2006	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer

November 1, 2006	By:	/s/Cynthia L. Poehlman
Cynthia L. Poehlman
Chief Financial Officer