Form 10-K
period 2006-12-31
PARKERVISION INC
filed 2007-03-08
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 1O-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
COMMON STOCK, $.01 PAR VALUE
COMMON STOCK RIGHTS

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X

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

Large accelerated filer ___	Accelerated filer X	Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes __ No X

As of June 30, 2006, the aggregate market value of the Issuer's Common Stock, $.01 par value, held by non-affiliates of the Issuer was approximately $171,972,947 (based upon $9.10 share closing price on that date, as reported by The Nasdaq Global Market).

As of February 28, 2007, 24,386,507 shares of the Issuer's Common Stock were outstanding.

Forward-Looking Statements
We believe that it is important to communicate our future expectations to our shareholders and to the public. This report contains forward-looking statements, including, in particular, statements about our future plans, objectives and expectations under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. When used in this Form 10-K and in future filings by ParkerVision, Inc., with the Securities and Exchange Commission, the words or phrases “will likely result”, “management expects”, “we expect”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Examples of such risks and uncertainties include the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, and reliance on our intellectual property. We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

PART I

Item 1. Business
Description of Business

ParkerVision, Inc. (the “Company” or “we”) was incorporated under the laws of the state of Florida on August 22, 1989. We operate in the business of wireless technologies and products.

We are in the business of designing, developing and marketing our proprietary wireless radio frequency (“RF”) technologies for use in semiconductor circuits for wireless radio applications. Our immediate market focus is on securing licensing agreements for our Direct2Power™ or d2p™ RF transmit chain technology. Our target customers are top tier mobile handset manufacturers and their key semiconductor suppliers. We believe our proprietary wireless technologies embody significant industry advances that can be commercialized in the near term.

From late 2003 through June of 2005, we manufactured and sold branded wireless networking products that incorporated our proprietary technology through retail and internet retail distribution channels. All of our revenues from continuing operations to date were generated from these retail products. In June 2005, we exited our manufacturing and retail sales activities in pursuit of our longer-term business strategy of establishing relationships with original equipment manufacturers (“OEMs”) for the incorporation of our technology into their products. Our decision to exit the retail activities was precipitated by advances in our wireless technology resulting in increased interest from OEM prospects, specifically in the mobile handset market. We determined that the investment required to increase brand awareness, introduce new product offerings, and expand the distribution channel for retail products, would detract from our ability to capitalize on OEM opportunities.

Exiting the retail business resulted in charges to our 2005 second quarter operating results of approximately $4.7 million. During the second half of 2005, we sold our remaining finished product inventories, including those products reclaimed from retail and distribution channel partners, to a wholesaler. We also entered into a consignment arrangement for the liquidation of our remaining raw materials inventory and liquidated our manufacturing and prototype facility assets and other property and equipment utilized in retail business activities. As of December 31, 2005, we had substantially completed our retail exit activities.

In parallel with our retail exit activities in the second half of 2005, we began demonstrating our d2p wireless technology to prospective OEM customers in the mobile handset industry using semi-integrated circuits. At the end of 2005, we completed our first d2p integrated circuit (“IC”) which allowed us to demonstrate the advantages of our technology and its manufacturability in silicon. Throughout 2006, we continued to further integrate our technology in silicon while cultivating potential customer relationships. Our sales-related activities in 2006 included prototype demonstrations of our increasingly integrated D2P platform, support of in-depth technical due-diligence by prospective customers, analysis of prospective customer product plans, delivery of initial proposals and terms, and, ultimately, negotiations of proposed business relationships. In addition, early in 2006, we expanded our target customer base to include not only the top tier mobile handset OEM providers but also their key component suppliers. In the second half of 2006, we also initiated a campaign targeted at the wireless network providers who are key influencers to the OEMs in the mobile handset industry. We are also exploring potential business arrangements with one or more target customers outside the mobile handset industry who may have applications for our technology that are in concert with our development efforts in the mobile handset space.

Our current business strategy is to become a provider of intellectual property through licensing arrangements which will enable others to design and manufacture ICs incorporating our proprietary wireless technology. Based on the current status of business negotiations, we believe our first licensing arrangements will be realized in the near term.

To date, we have generated no revenue from licensing of our wireless RF transmit technologies. Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully market our intellectual property for design into widely deployed products that are manufactured by others. We believe our technology has substantial advantages over competing technologies, especially in the third generation, or 3G, mobile handset market and generations that are likely to evolve beyond 3G, such as 3.9G and 4G mobile handset standards and applications. Our unique technology processes the RF waveform in a more optimal manner than existing technologies, thereby allowing OEMs to create handsets that have extended battery life, more easily incorporate multiple air interface standards and frequencies in smaller form factors, and reduce manufacturing costs. Our technology provides such attractive benefits, in part, because its unique integrated circuit architecture enables efficient digital circuit processing, eliminating many of the limitations of legacy analog processing. In addition, our technology has proven to be attractive to the network providers as it can increase capacity, coverage and data throughput of their mobile networks.

Recent Developments

Sale of Equity Securities to Fund Continuing Operations

On February 23, 2007, we completed the sale of an aggregate of 992,441 shares of our common stock to a limited number of domestic institutional and other investors in a private placement transaction pursuant to offering exemptions under the Securities Act of 1933. The shares, which represent 4.1% of our outstanding common stock on an after-issued basis, were sold at a price of $8.50 per share, for net proceeds of approximately $8.4 million. The net proceeds from this transaction will be used for general working capital purposes.

We will register the Common Stock issued in the private offering for re-offer and re-sale by the investors. We have committed to file the registration statement within 45 days of closing and to cause the registration statement to become effective on or prior to the earlier of (i) the fifth trading day following the date that we are notified by the SEC that the registration statement will not be reviewed or is no longer subject to review, and (ii) 120 days after the closing date. If the Common Stock is not registered for resale within those time periods, we will pay liquidated damages in the amount of one percent of the amount invested for each 30-day period (pro rated) until the filing or effectiveness of the registration statement, up to a maximum of ten percent of the gross proceeds.

Technology and Products

Our wireless technologies, collectively referred to as Energy Signal Processing or ESP™, represent unique, proprietary methods for processing RF waveforms in wireless applications. The technology applies to the transmit (baseband data to an RF carrier signal) and receive (RF carrier signal to baseband data) functions of a radio transceiver. The transmit portion of the technology is called Direct2Power, or d2p, and enables the transformation of a digital baseband signal to an RF carrier waveform, at the desired power output level, in a single unified operation. The receiver portion of the technology is called Direct2Data™, or d2d™, and enables the direct conversion of an RF carrier to baseband data signal. We are currently focused solely on commercialization of our d2p technology solutions.

We have completed several engineering prototypes of our d2p-based ICs targeted at mobile handset applications. These ICs were produced using a Silicon Germanium (SiGe) process through a fabrication relationship with IBM Microelectronics (“IBM”). These ICs are utilized to verify that our technology can be highly integrated in silicon and to demonstrate the benefits of the technology to OEM target customers. The portion of the IC that embodies the core RF technology is not customer-specific and therefore has been highly integrated in prototype ICs. We anticipate that OEM customers will engage us to customize the implementation of the core technology based on their specific interface and product requirements. Our current prototypes support multi-band (meaning multiple frequencies) and multi-mode (meaning multiple cellular standards and corresponding modulation formats) functionality. Our ICs support multiple bands of cellular and PCS frequencies and support the current and emerging cellular standards including GSM/EDGE, CDMA, W-CDMA, and HSUPA. We are also able to demonstrate 802.16e WiMax standards using PCS frequencies with our current ICs.

Our d2d (receiver) technology was first introduced in the form of transceiver ICs for the wireless local area networking (“WLAN”) market in 2002. In 2003, we began marketing ICs to OEMs and original design manufacturers (“ODM”s) who manufacture and sell WLAN products or application modules that incorporate WLAN capabilities. We found that the unique nature of the technology and related design requirements, the features that OEMs were interested in for volume WLAN applications, and the lack of brand recognition in the marketplace hindered our marketing efforts. As a result, in 2003, we initiated a business strategy of developing our own d2d-based WLAN products for marketing to end-users. We believe this strategy would not only generate initial product revenue but would also provide a proof of concept to OEMs and ODMs of the underlying technology. In addition, we believed the development of finished products enabled better understanding of the manufacturing requirements, design interface needs and other requirements which allows refinement of designs in subsequent generations of ICs.

In the fourth quarter of 2003, we introduced our first d2d-based WLAN end-user products for wireless Internet data networking applications. These products included a wireless local area networking card, designed for use with laptop computers, a wireless universal serial bus adaptor for use with desktop computers and a wireless four-port router for networking applications. All of our initial products were compliant with the 802.11b industry standard for WLAN communications. During 2004 and early 2005, we produced WLAN products for retail distribution and our product development efforts focused on expanding the retail offering to the 802.11g standard as well as to cordless telephones utilizing the d2d technology. In June 2005, we ceased production and development efforts for our WLAN end-user products and exited our retail business activities in order to focus exclusively on OEM opportunities, particularly with regard to our transmit technology implementation which we believe has broad adoption potential in the mobile handset market.

We anticipate that our receiver technology will also be ultimately adopted in the mobile handset market, however we estimate its adoption will lag behind the adoption of our transmit technology by at least twelve to eighteen months.

Marketing and Sales

Our marketing and sales activities are currently focused on top tier OEMs that design and/or manufacture mobile handsets, and the key semiconductor suppliers to those OEMs. We are engaged in discussions with companies that, based on industry data, collectively represent over 75% of the handset shipments worldwide. We are also exploring potential business arrangements with one or more target customers outside the mobile handset industry to the extent their applications for our technology are complimentary to our efforts in the mobile handset market. Our sales and sales support activities include prototype demonstrations of both semi-integrated and highly integrated circuits that showcase the benefits of the technology; support of detailed technology due-diligence discussions and testing; analysis of potential customer product roadmaps and integration alternatives; and negotiations of specific terms of potential business relationships.

We believe the sales cycle, from the initial customer meeting to the consummation of a business arrangement, is approximately 18-24 months. The length of the sales cycle is a result of many factors, including the unique nature of our technology; intense technology evaluation and due-diligence required based on the complex nature of radio frequency technology, in general, and the cellular specifications, in particular; our lack of tenure in the cellular industry; and the variety of licensing implementations and integration decisions that must be evaluated by the customer in order to assess the specific value proposition for their needs. We believe our initial design wins will occur in the near term and furthermore, we believe our sales cycle with additional customers will shorten significantly following initial adoption. Future sales cycles may be influenced by the terms of our initial customers and our ability to expand internal resources to support multiple customers.

Prior to June 2005, we promoted and sold our WLAN end-user products in the United States and Canada through traditional retailers, online retailers, value-added resellers (“VARs”) and direct through our own online store. In June 2005, we exited our retail business activities to pursue OEM opportunities. The retail exit included a reduction in retail sales and marketing staff and cessation of all retail marketing activities. We continued to work with our retail and distribution partners throughout the balance of 2005 to facilitate returns of unsold product in the channel. We sold our remaining retail product inventory to a wholesaler and anticipate no further revenue from retail product sales.

Competition

We operate in a highly competitive industry against companies with substantially greater financial, technical, and sales and marketing resources. Our transmit technology, which is currently being marketed to mobile handset OEMs, faces competition from incumbent providers of transmitters and power amplifiers including companies such as RF Microdevices, Anadigics, Skyworks, Texas Instruments, Freescale, Philips, and others. Each of our competitors, however, also has the potential of becoming a licensee of our technology. We also compete against RF engineering programs within the research and development organizations of our target customers. To date, we are unaware of any competing or emerging RF technologies that provide all the simultaneous benefits that our technology enables.

We believe we can gain OEM adoption, and therefore compete, based on the performance and cost advantages enabled by our unique circuit architecture, as supported by a solid and defensible intellectual property portfolio. Our intellectual property offering is capable of being compliant with mobile standards-based 3G requirements and can accept the same baseband data input as traditional or future offerings. In addition, we believe the improved power efficiencies enabled by our technology provide a solution to an existing problem in applications for 3G standards and beyond that the OEMs and wireless carriers alike are seeking to solve.

Production and Supply

Our current business strategy is focused on licensing our intellectual property, not supply of ICs. As a result, the production capacity risk shifts to the OEM and its key semiconductor suppliers. We currently have a fabrication relationship with IBM for the production of our d2p-based prototype ICs on a SiGe process. We believe IBM has sufficient capacity to meet our foreseeable needs. In addition, our ICs can be produced using different materials and processes, if necessary, to satisfy capacity requirements and/or customer preferences.

Discontinued Operations

In May 2004, we completed the sale of certain designated assets of our video division to Thomson Broadcast & Media Solutions, Inc. and Thomson Licensing, SA (collectively referred to as “Thomson”). The assets sold included the PVTV and Cameraman products, services, patents, patent applications, trademarks, tradenames and other intellectual property, inventory, specified design, development and manufacturing equipment, and obligations under outstanding contracts for products and services and other assets.

The sales price of the assets was approximately $13.4 million. We recognized a gain on the sale of discontinued operations in 2004 of approximately $11.2 million which is net of losses on the disposal of remaining assets related to the video operations of approximately $0.6 million. We agreed not to compete with the business of the video division for five years after the closing date. We also agreed not to seek legal recourse against Thomson in respect of our intellectual property that was transferred or should have been transferred if used in connection with the video operations. Additionally, we indemnified Thomson against intellectual property claims for an unlimited period of time, without any minimum threshold, and with a separate maximum of $5,000,000. The operations of our video business unit were classified as discontinued operations when the operations and cash flows of the business unit were eliminated from ongoing operations. The prior years’ operating activities for the video business unit have also been reclassified to “Gain from discontinued operations” in the accompanying consolidated statement of operations.

Patents and Trademarks

We consider our intellectual property, including patents, patent applications and trademarks, to be significant to our competitive positioning. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate to establish and maintain our proprietary rights in our technology and products. As of December 31, 2006, we have obtained 44 U.S. and 52 foreign patents related to our ESP technologies and have 94 patent applications pending in the United States and other countries. In addition, in February 2007, we were granted our first United States patent specifically related to our d2p transmit technology. We estimate the economic lives of our patents to be fifteen to twenty years.

Research and Development

For the years ended December 31, 2006, 2005 and 2004, we spent approximately $9.5 million, $10.3 million, and $11.4 million, respectively, on research and development for continuing operations. Our research and development efforts have been devoted to the development of RF technologies and related products.

Employees

As of December 31, 2006, we had 51 full-time employees, of which 28 are employed in engineering research and development and product operations, 10 in sales and marketing, and 13 in executive management, finance and administration. Our employees are not represented by a labor union. We consider our employee relations satisfactory.

Available Information and Access to Reports

We file our annual report on Form 10-K and quarterly reports on Forms 10-Q, including amendments, as well as our proxy and other reports electronically with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site (http://www.sec.gov) where these reports may be obtained at no charge. Copies of any materials filed with the SEC may also be obtained from the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Copies of these reports may also be obtained via the Company’s website (http://www.parkervision.com) via the link “SEC filings”. This provides a direct link to our reports on the SEC Internet site. We will provide copies of this annual report on Form 10-K and the quarterly reports on Forms 10-Q, including amendments, filed during the current fiscal year upon written request to Investor Relations, 7915 Baymeadows Way, Suite 400, Jacksonville, Florida, 32256. These reports will be provided at no charge. In addition, exhibits may be obtained at a cost of $.25 per page plus $5.00 postage and handling.

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
We have had losses in each year since our inception in 1989, and continue to have an accumulated deficit which, at December 31, 2006, was $149.4 million. The net loss for 2006 was $15.8 million. To date, our technologies and products have not produced revenues sufficient to cover operating, research and development and overhead costs. We also will continue to make expenditures on marketing, research and development, pursuit of patent protection for our intellectual property and operational costs for fulfillment of any contracts that we achieve for the sale of our products or technologies. We expect that our revenues in the near term will not bring the company to profitability. If we are not able to generate sufficient revenues or we have insufficient capital resources, we will not be able to implement our business plan and investors will suffer a loss in their investment. This may result in a change in our business strategies.

We expect to need additional capital in the future, which if we are unable to raise will result in our not being able to implement our business plan as currently formulated.
Because we have had net losses and, to date, have not generated positive cash flow from operations, we have funded our operating losses from the sale of equity securities from time to time and the sale of our video division in 2004. We anticipate that our business plan will continue to require significant expenditures for research and development, patent protection, sales and marketing and general operations. Our current capital resources, including cash and short-term investments of $13.2 million and net proceeds from our February 2007 private placement transaction of approximately $8.4 million, are expected to sustain operations through the first quarter of 2008, if not longer. Thereafter, unless we increase revenues to a level that they cover operating expenses or we reduce costs, we will require additional capital to fund these expenses. Financing, if any, may be in the form of loans or additional sales of equity securities. A loan or the sale of preferred stock may result in the imposition of operational limitations and other covenants and payment obligations, any of which may be burdensome to us. The sale of equity securities will result in dilution to the current stockholders’ ownership. The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from the sale of our products, additional funding or reducing expenses or a combination of the foregoing. The failure to generate sufficient revenues, raise capital or reduce expenses could have a material adverse effect on our ability to achieve our long-term business objectives.

Our industry is subject to rapid technological changes which if we are unable to match or surpass, will result in a loss of competitive advantage and market opportunity.
Because of the rapid technological development that regularly occurs in the microelectronics industry, we must continually devote substantial resources to developing and improving our technology and introducing new product offerings. For example, in fiscal years 2005 and 2006, we spent approximately $10.3 and $9.5 million, respectively, on research and development, and we expect to continue to spend a significant amount in this area in the future. These efforts and expenditures are necessary to establish and increase market share and, ultimately, to grow revenues. If another company offers better products or our product development lags, a competitive position or market window opportunity may be lost, and therefore our revenues or revenue potential may be adversely affected.

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
We rely on our intellectual property, including patents and patent applications, to provide competitive advantage and protect us from theft of our intellectual property. We believe that many of our patents are for entirely new technologies. If the patents are not issued or issued patents are later shown not to be as broad as currently believed, or are otherwise challenged such that some or all of the protection is lost, we will suffer adverse effects from the loss of competitive advantage and our ability to offer unique products and technologies. In addition, there would be an adverse impact on our financial condition and business prospects.

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

We believe that we will rely, in large part, on key business and sales relationships for the successful commercialization of our products, which if not developed or maintained, will have an adverse impact on achieving market awareness and acceptance and will result in a loss of business opportunity.
To achieve a wide market awareness and acceptance of our products, as part of our business strategy, we will attempt to enter into a variety of business relationships with other companies which will incorporate our intellectual property into their products and/or market products based on our technologies. Our successful commercialization of our products will depend in part on our ability to meet obligations under contracts with respect to the products and related development requirements. The failure of the business relationships will limit the commercialization of our products which will have an adverse impact on our business development and our ability to generate revenues and recover development expenses.

We are highly dependent on Mr. Jeffrey Parker as our chief executive officer whose services, if lost, would have an adverse impact on our leadership, industry perception, and investor perception about our future.
Because of Mr. Parker’s position in the company and the respect he has garnered in both the industry in which we operate and the investment community, the loss of the services of Mr. Parker might be seen as an impediment to the execution of our business plan. If Mr. Parker were no longer available to the company, investors may experience an adverse impact on their investment. We do not currently have an employment agreement with Mr. Parker. We maintain key-employee life insurance for our benefit on Mr. Parker.

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
At December 31, 2006, we had 23,387,566 shares of common stock outstanding and had 6,752,273 exercisable options and warrants for the purchase of shares of common stock, assuming no terminations or forfeitures of such options and warrants. On December 31, 2007 and 2008, there will be 7,092,118 and 7,436,178 respectively, currently outstanding and exercisable options and warrants (assuming no new grants, terminations or forfeitures). All of the underlying common stock of these securities is or will be registered for sale to the holder or for public resale by the holder. The amount of common stock available for the sales may have an adverse impact on our ability to raise capital and may affect the price and liquidity of the common stock in the public market. In addition, the issuance of these shares of common stock will have a dilutive effect on current stockholders’ ownership.

Provisions in the certificate of incorporation and by-laws could have effects that conflict with the interest of stockholders.
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
On November 17, 2005, the board of directors adopted a shareholder protection rights plan which called for the issuance, on November 29, 2005, as a dividend, rights to acquire fractional shares of preferred stock. The rights are attached to the shares of common stock and transfer with them. In the future the rights may become exchangeable for shares of preferred stock with various provisions that may discourage a takeover bid. Additionally, the rights have what are known as “flip-in” and “flip-over” provisions that could make any acquisition of the company more costly. The principal objective of the plan is to cause someone interested in acquiring the company to negotiate with the board of directors rather than launch an unsolicited bid. This plan may limit, prevent, or discourage a takeover offer that some stockholders may find more advantageous than a negotiated transaction. A negotiated transaction may not be in the best interests of the stockholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our headquarters are located in a 14,000 square foot leased facility in Jacksonville, Florida. We have an additional leased facility in Lake Mary, Florida primarily for engineering design activities. We believe our properties are in good condition and suitable for the conduct of our business.

Prior to June 2006, our headquarters and previous manufacturing operations were in a leased facility in Jacksonville, Florida, pursuant to a lease agreement with Jeffrey Parker, our chairman and chief executive officer, and Barbara Parker, a related party. Due to the cessation of our manufacturing activities in 2005, we relocated to a smaller facility in June 2006. We did not incur any losses related to early termination of our lease for that facility.

Refer to “Lease Commitments” in Note 11 to the Consolidated Financial Statements included in Item 8 for information regarding our outstanding lease obligations.

Item 3. Legal Proceedings

We are subject to legal proceedings and claims arising in the ordinary course of business. Based upon the advice of outside legal counsel, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded under the symbol PRKR on the Nasdaq Global Market ("Nasdaq"), which is the principal market for the common stock. Listed below is the range of the high and low bid prices of the common stock for the last three fiscal years, as reported by Nasdaq. The amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not necessarily represent the prices of actual transactions.

	2006		2005		2004
	High	Low	High	Low	High	Low
1st Quarter	$10.91	$7.61	$13.27	$6.61	$10.09	$5.45
2nd Quarter	12.00	9.02	8.50	3.70	7.03	4.00
3rd Quarter	9.63	5.30	10.24	4.72	5.89	3.45
4th Quarter	11.98	6.53	9.50	4.85	9.20	3.89

Holders

As of February 28, 2007, there were 171 holders of record. We believe there are approximately 2600 beneficial holders of our common stock.

Dividends

To date, we have not paid any dividends on our common stock. The payment of dividends in the future is at the discretion of the board of directors and will depend upon our ability to generate earnings, our capital requirements and financial condition, and other relevant factors. We do not intend to declare any dividends in the foreseeable future, but instead intend to retain all earnings, if any, for use in the business.

Sales of Unregistered Securities
Date of sale	Title of security	Number sold	Consideration received and description of underwriting or other discounts to market price afforded to purchasers	Exemption from registration claimed	If option, warrant or convertible security, terms of exercise or conversion
10/2/06	Options to purchase common stock granted to an employee pursuant to the 2000 Plan	2,680	Option granted - no consideration received by Company until exercised	4(2)	Exercisable for seven years from the grant date at an exercise price of $6.80 per share.
10/12/06	Options to purchase common stock granted to officers and management employees pursuant to the 2000 Plan	203,000	Options granted - no consideration received by Company until exercise	4(2)	Expire seven years from date granted, options vest over three years at an exercise price of $8.81
10/13/06 to 10/17/06	Options to purchase common stock granted to employees pursuant to the 2000 Plan	60,900	Options granted - no consideration received by Company until exercise	4(2)	Expire seven years from date granted, options vest over three years at exercise prices ranging from $8.68 to $8.73

11/06 - 12/06	Options to purchase common stock granted to employees pursuant to the 2000 Plan	74,550	Options granted - no consideration received by Company until exercise	4(2)	Expire seven years from date granted, options vest over three years at exercise prices of $9.88 to $10.17

12/15/06	Options to purchase common stock granted to employee pursuant to the 2000 Plan	1,000	Options granted - no consideration received by Company until exercise	4(2)	Exercisable for seven years from the grant date at an exercise price of $9.88 per share.

Issuer Repurchase of Equity Securities.

None.

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder returns for our company, the Nasdaq U.S. Stock Market Index, the Nasdaq Electronic Components Index and Nasdaq Telecommunications Index for the five years ending December 31, 2006. The total shareholder returns assumes the investment on December 31, 2001 of $100 in our common stock, the Nasdaq U.S. Stock Market Index, the Nasdaq Electronic Components Index, and Nasdaq Telecommunications Index at the beginning of the period, with immediate reinvestment of all dividends.

Item 6. Selected Financial Data

The following table sets forth our consolidated financial data as of the dates and for the periods indicated. The data has been derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The selected financial data for the statements of operations for all prior years has been restated to reflect the effects of discontinued operations.

	For the years ended December 31,
	2006	2005	2004	2003	2002
(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues, net	$0	$996	$441	$23	$0
Gross margin	0	(2,041)	(2,854)	(7)	0
Operating expenses	16,866	21,362	19,951	19,104	16,772
Interest and other income	1,051	304	217	476	905
Loss from continuing operations	(15,815)	(23,099)	(22,588)	(18,635)	(15,867)
Gain (loss) from discontinued operations	0	0	7,773	(3,380)	(1,405)
Net loss	(15,815)	(23,099)	(14,815)	(22,015)	(17,272)
Basic and diluted net loss per common share Continuing operations	(0.68)	(1.14)	(1.25)	(1.21)	(1.14)
Discontinued operations	n/a	n/a	0.43	(0.22)	(0.10)
Total basic and diluted net loss per common share	(0.68)	(1.14)	(0.82)	(1.43)	(1.24)

Consolidated Balance Sheet Data:
Total assets	$26,675	$23,832	$28,081	$42,483	$37,745
Shareholders’ equity	25,183	22,400	24,758	39,399	34,047
Working capital	13,313	10,833	10,471	23,225	18,992

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are in the business of designing, developing and marketing our proprietary wireless RF technologies for use in semiconductor circuits for wireless radio applications. Our immediate market focus is on securing licensing agreements for our d2p RF transmit chain technology. Our primary target customers are top tier mobile handset manufacturers and their key semiconductor suppliers. We believe our proprietary wireless technologies embody significant industry advances that can be commercialized in the near term.

We have made significant investments in developing our technologies and products, the returns on which are dependent upon the generation of future revenues for realization. We have not yet generated revenues sufficient to offset our operating expenses and have used the proceeds from the sale of equity securities to fund our operations.

In June 2005, we exited our retail business activities which represented our sole source of revenue from continuing operations. We expect to consummate initial license agreements in early 2007 for the design of our technology into mobile handsets. We intend to continue to use our working capital to support future marketing, sales, research and development and general operations. No assurance can be given that such expenditures will result in revenues, new products, or technological advances or that we have adequate capital to complete our products or gain market acceptance before requiring additional capital.

Critical Accounting Policies

We believe that the following are the critical accounting policies affecting the preparation of our consolidated financial statements:

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management include the volatility, risk-free interest rate, forfeiture rate and estimate lives of share-based awards used in the calculation of the fair market value of share-based compensation, the assessment of impairment of assets and amortization period for intangible and long-lived assets, and the valuation allowance for deferred taxes. Actual results could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

Accounting for Stock Based Compensation
Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” (“FAS 123R”) which establishes accounting for equity instruments exchanged for employee services. Under the provisions of FAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123R. We have applied the provisions of SAB 107 in our adoption of FAS 123R.

Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. We elected to adopt the modified prospective transition method as provided by FAS 123R and, accordingly, financial statement amounts for the prior periods have not been retroactively adjusted to reflect the fair value method of expensing share-based compensation. Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as amended by SFAS 148 and (b) share-based expense for all awards granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Further, as required under FAS123R, we estimate forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation expense.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, (“FSP FAS 123R-3”). FSP FAS 123R-3 provides a practical exception when a company transitions to the accounting requirements in FAS123R. FAS123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting FAS123R (termed the “APIC Pool”), assuming the company had been following the recognition provisions prescribed by SFAS No. 123. We have elected to use the shortcut method under FAP FAS 123R-3 to calculate our APIC Pool.

Impairment of Long Lived Assets
Property and equipment, patents, copyrights and other intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from three to twenty years. Management evaluates the recoverability of long-lived assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We will adopt the provisions of SFAS 157 on January 1, 2008. We have evaluated SFAS 157 and do not anticipate that it will have an impact on our financial statements when adopted.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The guidance provided by SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB 108 is effective for our fiscal year ended December 31, 2006 . We have evaluated SAB 108 and determined that it does not have an impact on our financial statements.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 becomes effective for annual periods beginning after December 15, 2006. We will adopt the provisions of FIN 48 effective January 1, 2007. We are in the process of evaluating the impact of FIN 48 and its impact on our financial statements when adopted.

Results of Operations for Each of the Years Ended December 31, 2006, 2005 and 2004

Exit from Retail Business Activities

In June 2005, we announced our plan to exit our retail business activities and continue our pursuit of an OEM business strategy for commercialization of our proprietary wireless technologies. Our decision to exit the retail activities was precipitated by advances in our wireless technology that generated increased interest from OEM prospects, especially in the mobile handset market. Management determined that the investment required to increase brand awareness, expand product offerings, and expand the distribution channel for retail products would detract from our ability to capitalize on OEM opportunities.

Exiting the retail business resulted in charges to our second quarter 2005 operating results totaling approximately $4.7 million, primarily related to employee severance benefits and the reduction of assets to their expected recovery value. During the second half of 2005, we reclaimed unsold product inventory from the distribution channel, liquidated our raw materials and finished product inventories through wholesale channels and liquidated our manufacturing and prototype facility assets and other property and equipment utilized in the retail business activities. We substantially completed our retail exit activities by the end of 2005.

Revenues

We had no revenues for the year ended December 31, 2006. Revenues for the years ended December 31, 2005 and 2004 included retail product revenue of $995,991 and $190,811, respectively. In addition, revenues for the year ended December 31, 2004 included royalty revenue of $250,000 from a one-time previously deferred royalty payment upon termination of a licensing agreement.

Prior period product revenues represent sales of wireless consumer product through retail channels. The increase in product revenue of $805,180 from 2004 to 2005 was primarily a result of the expansion of our retail distribution channel starting in the third quarter of 2004. At the time of our exit from retail business activities we had products in approximately 300 retail storefronts. Although we exited our retail business activities in June 2005, product revenues from the retail channel continued through the second half of 2005 as retailers continued to sell through discontinued products and we recognized previously deferred revenue based on expiration of retailers rights to return products. At December 31, 2004, we had deferred revenue from product sales in the distribution channel of $407,403.

Revenues for the period ended December 31, 2005 and 2004 were net of an allowance (recovery) for sales returns of $(80,333) and $97,958, respectively. In addition to the reserve for sales returns, gross revenue was reduced for price protection programs, customer rebates and cooperative marketing costs deemed to be sales incentives under Emerging Issues Task Force, (EITF) Issue 01-19, to derive net revenue. For the years ended December 31, 2005 and 2004, net revenue was reduced for cooperative marketing costs in the amount of $29,932 and $233,201, respectively.

Our generation of future revenues is dependent upon our ability to successfully consummate relationships with OEMs for integration of our technology into widely deployed products that are manufactured by others. To date, we do not have any OEM contracts for our technology. We anticipate consummating initial licensing agreements for our technology in the near term. We expect that revenues from these agreements will include up-front technology access fees, non-recurring engineering fees for design support services, and ultimately royalty revenues on a per unit sold basis. Based on the design cycle in the mobile handset market, we anticipate that royalty revenues will not be recognized within the first twelve months following the initial customer agreement. As such, we do not anticipate that revenues in 2007 will be sufficient to offset our operating expenses.

Gross Margin

The gross margins for products and royalties for the years ended December 31, 2005 and 2004 were as follows:

	2005	2004

Products	$(2,040,823)	$(3,103,900)
Royalties	0	250,000

Total	$(2,040,823)	$(2,853,900)

Our product margin in 2005 reflects a write down of inventory to net realizable value in the amount of $2,250,586. This write down was a result of our exit from retail activities in the second quarter of 2005, resulting in a mark down of remaining product inventory to estimated wholesale values.

Our product margin in 2004 reflects a write down of inventory to net realizable value in the amount of $2,768,854. This write down was triggered by a significant price decrease on our wireless networking product line in the fourth quarter of 2004, along with the high carrying costs of initial production inventory.

The margin recognized on royalty revenues in 2004 was due to the recognition of a one-time, previously deferred prepaid royalty in connection with the termination of a licensing agreement.

Research and Development Expenses

Our research and development expenses decreased by $763,111 or 7%, from $10,284,305 in 2005 to $9,521,194 in 2006. Our research and development expenses decreased by $1,138,396 or 10%, from $11,422,701 in 2004 to $10,284,305 in 2005.
The decrease in research and development expenses from 2005 to 2006 was primarily due to cost reductions following the June 2005 retail exit including a reduction in retail product development personnel and related costs of approximately $1,800,000 and a reduction in depreciation and amortization of retail related assets of approximately $900,000. These decreases were offset by increases in expenses for the use of outside design firms of approximately $1,000,000, increases in employee stock compensation expense due the adoption of “FAS123R” of approximately $700,000, and increases in prototype costs of approximately $220,000 stemming from increases in the number of prototype chip production runs.

The decrease in research and development expenses from 2004 to 2005 was primarily due to the reduction of personnel and third party development fees of approximately $750,000, a reduction in depreciation and amortization expense of approximately $570,000, and a reduction in outside prototype costs, including foundry costs, of approximately $320,000. These reductions were somewhat offset by increases in maintenance costs for software development tools of approximately $200,000, increases in professional fees related to patents of approximately $160,000, and an increase in overhead and other costs related to utilizing our manufacturing facility in the first half of 2005 for prototypes of approximately $230,000. The decreases in personnel, third party development fees, amortization expense and prototype expenses resulted from our exit from retail activities in June 2005. The decreases in foundry costs are, in part, due to utilization of shared foundry services as opposed to dedicated foundry runs which cost three to four times more per run.

The markets for our products and technologies are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. Our ability to successfully develop and introduce, on a timely basis, new and enhanced products and technologies will be a significant factor in our ability to grow and remain competitive. Although the percentage of revenues invested in our research and development programs may vary from period to period, we are committed to continue investing in our technology development. We anticipate that we will use a substantial portion of our working capital for research and development activities in 2007.

We anticipate that the consummation of initial customer relationships in 2007 may result in increased development expenses; however, we believe that some or all of such increases may be offset by non-recurring engineering fees paid to us by customers.

Marketing and Selling Expenses

Marketing and selling expenses decreased by $1,023,360 or 33%, from $3,141,187 in 2005 to $2,117,827 in 2006. Marketing and selling expenses increased by $656,998 or 26%, from $2,484,189 in 2004 to $3,141,187 in 2005.

The decrease in marketing and selling expenses from 2005 to 2006 was primarily due to cost reductions in personnel and related costs of approximately $670,000 and reduced retail promotional costs of approximately $540,000 following the June 2005 exit from retail. These costs reductions were partially offset by an increase in employee stock compensation expense of approximately $320,000 following the adoption of “FAS123R.”

The increase in marketing and selling expenses from 2004 to 2005 was primarily due to an increase of approximately $890,000 in payroll and related costs for increases in sales and marketing personnel, offset by a decrease of approximately $350,000 in costs related to marketing promotional activities. The increase in payroll and related costs was due to increases in sales and marketing personnel late in 2004 and early in 2005 primarily related to the retail business, as well as the severance costs for retail related employees upon the exit from retail activities in June 2005. The decrease in overall promotional costs from 2004 to 2005 was due to market launch expenses incurred in the second half of 2004 upon expansion of the retail channel, as well as the cessation of retail marketing activities in June 2005.

We are committed to continuing our investment in marketing and selling efforts in order to continue to increase market awareness and penetration of our products and technologies.

General and Administrative Expenses

General and administrative expenses consist primarily of executive, finance and administrative personnel costs and costs incurred for insurance, shareholder relations and outside professional services. Our general and administrative expenses decreased by $805,144 or 13%, from $6,037,796 in 2005 to $5,232,652 in 2006. Our general and administrative expenses decreased by $6,665, or less than 1%, from $6,044,461 in 2004 to $6,037,796 in 2005.

The reduction in general and administrative costs from 2005 to 2006 is due to a reduction in personnel costs of approximately $470,000 stemming from staff reductions as well as the movement of certain senior management personnel to different areas of supervision. We had a reduction in bad debt expense of approximately $140,000 following the exit from retail, a reduction in share-based consulting fees of approximately $680,000, and a reduction in professional fees of approximately $310,000 from both legal and accounting fees. These reductions were partially offset by increases in employee and director stock compensation expense of approximately $860,000 following the adoption of “FAS123R.”

From 2004 to 2005, the decrease in general and administrative expenses is due to a decrease in payroll and related costs of approximately $320,000 and decreases in corporate insurance costs of approximately $200,000, offset by increases in board expenses and outside professional fees of approximately $360,000 and increases in bad debt expenses of approximately $120,000.

Impairment Loss and Loss on Disposal of Equipment

For 2006, we recognized a gain of $5,191 on the disposal of assets.

For 2005, we recognized impairment charges on certain long-lived assets related to the exit of our retail activities. These charges include impairment of prepaid license fees of approximately $662,000, impairment of other intangible assets of approximately $584,000 and impairment of fixed assets, primarily the manufacturing and prototype facility assets, of approximately $626,000. Additionally, an aggregate loss of $27,000 was recognized on the disposal of equipment in the normal course of business.

For 2004, there were no impairment charges or losses on disposal of equipment.

Interest Income and Other

Interest income and other consist of interest earned on our investments, net gains recognized on the sale of investments, and other miscellaneous income and expense. Interest income and other was $1,050,824, $303,729, and $217,382, for the years ended December 31, 2006, 2005, and 2004, respectively.

The increase of $747,095 from 2005 to 2006 is primarily due to higher interest rates and higher average cash balances in 2006.

The increase of approximately $86,347 from 2004 to 2005 was primarily due to an increase in interest earned from the proceeds of the private placement in the first quarter of 2005.

Discontinued Operations

On May 14, 2004, we completed the sale of certain designated assets of our video division to Thomson Broadcast & Media Solutions, Inc. and Thomson Licensing, SA (collectively referred to as “Thomson”). The prior years’ operating activities for the video business unit have been reclassified to “Gain from discontinued operations” in the accompanying Statements of Operations.

Net gain from discontinued operations for the year ended December 31, 2004 includes the following components:

2004
Net revenues	$1,507,955
Cost of goods sold and operating expenses	4,955,098
(Loss) from operations	(3,447,143)
Gain on sale of assets	11,220,469
Gain from discontinued operations	$7,773,326

Loss and Loss per Common Share

Our net loss decreased from $23,099,448 or $1.14 per common share in 2005 to $15,815,658 or $0.68 per common share in 2006, representing a net loss decrease of $7,283,790 or $0.46 per common share. Our net loss increased from $14,814,543 or $0.82 per common share in 2004 to $23,099,448 or $1.14 per share, representing a net loss increase of $8,284,905 or $0.32 per common share. The results of operations are as follows:

	2006	2005	2004
Loss from continuing operations	$(15,815,658)	$(23,099,448)	$(22,587,869)
Gain from discontinued operations	0	0	7,773,326
Net loss	$(15,815,658)	$(23,099,448)	$(14,814,543)

The decrease in net loss from 2005 to 2006 is primarily due to reduced operating expenses as a result of our exit from retail business activities in June 2005, as well as one-time charges related to impairment of inventory and other retail-related assets recognized in June 2005.

The increase in net loss from 2004 to 2005 is primarily due to the 2004 net gain on the sale of the video business unit assets of $7.8 million and impairment charges of $1.9 million related to our exit from its retail business activities in June 2005, offset somewhat by inventory impairment charges in 2004 that exceeded those incurred in 2005.

Liquidity and Capital Resources

At December 31, 2006, we had working capital of approximately $13,300,000 including approximately $13,200,000 in cash and cash equivalents. We used cash in operating activities of approximately $11,445,000, $15,667,000, and $21,809,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Cash used in operating activities includes cash used in discontinued operations of $2,638,000 for the year ended December 31, 2004.

The decrease in cash used for operating activities from 2005 to 2006 was approximately $4,222,000 due to reduced operating costs following the retail exit in June 2005.

The decrease in cash used for operating activities from 2004 to 2005 was approximately $6,142,000, including a decrease of approximately $2,638,000 in cash used for discontinued operations. This decrease in cash used for continuing operations is due to a decrease in cash used for inventory component purchases in 2005 due to our cessation of product manufacturing as part of our exit from retail business activities. The decrease in cash used by discontinued operations is due to the sale of the video division in May 2004 (see Note 15 to the consolidated financial statements).

We (used) generated cash from investing activities of approximately $(2,090,000), $(1,037,000), and $10,776,000, for the years ended December 31, 2006, 2005, and 2004, respectively. For the years ended December 31, 2005 and 2004, cash (used) generated from investing activities includes cash generated from discontinued operations of approximately $1,035,000 and $12,060,000, respectively.

The cash used for investing activities in 2006 was for the payment of patent costs, equipment purchases, and leasehold improvements to our new facility. The cash used for investing activities in 2005 was for the payment of patents costs and purchases of equipment, offset somewhat by the proceeds from the maturity of investments and collection of purchase price receivable from Thomson. The cash generated from investing activities in 2004 was primarily from the proceeds of the sale of the video business unit assets and maturity of investments, offset somewhat by payment for patent costs and other intangible assets and purchases of equipment.

We incurred approximately $1,334,000, $1,607,000, and $1,953,000 in connection with patent costs and other intangible assets related to our technology in 2006, 2005, and 2004, respectively, including approximately $90,000 for patents related to discontinued operations in 2004. We incurred approximately $1,088,000, $744,000, and $996,000, for capital expenditures in 2006, 2005, and 2004, respectively, including approximately $5,000 for capital expenditures related to discontinued operations in 2004. These capital expenditures primarily represent the purchase of certain research and development software and test equipment, prototype equipment, and computer and office equipment to support additional personnel. In addition, in 2006, capital expenditures included leasehold improvements to our new facility. At December 31, 2006, we were not subject to any significant commitments to make additional capital expenditures.

We generated cash from financing activities of approximately $16,487,000 and $20,543,000 for the years ended December 31, 2006 and 2005, respectively. The cash generated from financing activities represents proceeds from the issuance of common stock in 2006 and 2005 to institutional and other investors in private placement transactions exempt from registration under the Securities Act of 1933 and the exercise of stock options. We generated no cash from financing activities for the year ended December 31, 2004.

Our future business plans call for continued investment in sales, marketing and product development for our wireless technologies and products. Our ability to generate revenues will largely depend upon the rate at which we are able to secure OEM adoption of our technology and products. The expected revenues for 2007 will not be sufficient to cover our operational expenses for 2007. The expected continued losses and use of cash will continue to be funded from available working capital.

On February 23, 2007, we completed the sale of 992,441 shares of common stock in a private placement transaction for net proceeds of approximately $8.4 million. We plan to use these proceeds, together with the $13.2 million in cash and cash equivalents at December 31, 2006, to fund our future business plans. We believe that our current capital resources together with the proceeds of the February 2007 equity financing will be sufficient to support our liquidity requirements at least through the first quarter of 2008. The long-term continuation of our business plans is dependent upon generation of sufficient revenues from our products to offset expenses. In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private financing and/or reduce certain discretionary spending. Management believes certain operating costs could be reduced if working capital decreases significantly and additional funding is not available. In addition, we currently have no outstanding long-term debt obligations. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended long-term business objectives.

Off-Balance Sheet Transactions, Arrangements and Other Relationships; Contractual Obligations

As of December 31, 2006, we have outstanding warrants to purchase 2,455,736 shares of common stock that were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001, 2005 and 2006. These warrants have exercise prices ranging from $8.50 to $56.66 per share with a weighted average exercise price of $25.36 and a weighted average remaining contractual life of 4.3 years. The estimated fair value of these warrants at their date of issuance of $20,290,878 is included in shareholders’ equity in our consolidated balance sheets. Refer to “Non Plan Options/Warrants” in Note 8 to the Consolidated Financial Statements included in Item 8 for information regarding the outstanding warrants.

Our contractual obligations and commercial commitments at December 31, 2006 were as follows (see “Lease Commitments” in Note 11 to the Consolidated Financial Statements included in Item 8):

	Payments due by period
Contractual Obligations:	Total	1 year or less	2-3 years	4 - 5 Years	After 5 years
Operating leases	$2,252,000	$480,000	$1,005,000	$767,000	$0

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
Page

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC
ACCOUNTING FIRM	27

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets - December 31, 2006 and 2005	29

Consolidated Statements of Operations - for the years ended
December 31, 2006, 2005 and 2004	30

Consolidated Statements of Shareholders’ Equity - for the years ended
December 31, 2006, 2005 and 2004	31

Consolidated Statements of Cash Flows - for the years ended
December 31, 2006, 2005 and 2004	33

Notes to Consolidated Financial Statements - December 31, 2006, 2005
and 2004	34

FINANCIAL STATEMENT SCHEDULE:

Schedule II - Valuation and Qualifying Accounts	81

Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of ParkerVision, Inc.:

We have completed integrated audits of ParkerVision, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ParkerVision, Inc. and its subsidiary at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Jacksonville, Florida
March 8, 2007

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$13,225,528	$10,273,635
Short-term investments available for sale	0	295,555
Accounts receivable, net of allowance for doubtful accounts of $4,856 at December 31, 2005	0	14,854
Prepaid expenses	1,025,132	1,373,695
Other current assets	121,903	307,205
Total current assets	14,372,563	12,264,944

PROPERTY AND EQUIPMENT, net	2,094,300	1,867,884

OTHER ASSETS, net	10,208,484	9,698,802
Total assets	$26,675,347	$23,831,630

CURRENT LIABILITIES:
Accounts payable	$382,489	$446,953
Accrued expenses: Salaries and wages	328,817	405,701
Professional fees	231,372	287,667
Other accrued expenses	116,713	286,562
Total current liabilities	1,059,391	1,426,883

DEFERRED RENT	433,340	5,163
Total liabilities	1,492,731	1,432,046

COMMITMENTS AND CONTINGENCIES (Notes 8, 9, and 15)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 23,387,566 and 20,958,765 shares issued and outstanding at December 31, 2006 and 2005, respectively	233,876	209,588
Warrants outstanding	20,290,878	17,693,482
Additional paid-in capital	154,056,663	138,080,663
Accumulated other comprehensive loss	0	(1,006)
Accumulated deficit	(149,398,801)	(133,583,143)
Total shareholders' equity	25,182,616	22,399,584
Total liabilities and shareholders' equity	$26,675,347	$23,831,630

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

Product revenue	$0	$995,991	$190,811
Royalty revenue	0	0	250,000
Net revenues	0	995,991	440,811

Cost of goods sold	0	786,228	525,857
Write down of inventory to net realizable value	0	2,250,586	2,768,854

Gross margin	0	(2,040,823)	(2,853,900)

Research and development expenses	9,521,194	10,284,305	11,422,701
Marketing and selling expenses	2,117,827	3,141,187	2,484,189
General and administrative expenses	5,232,652	6,037,796	6,044,461
Impairment loss and (gain) on disposal of equipment	(5,191)	1,899,066	0
Total operating expenses	16,866,482	21,362,354	19,951,351

Interest income and other	1,050,824	303,729	217,382

Loss from continuing operations	(15,815,658)	(23,099,448)	(22,587,869)

Gain from discontinued operations	0	0	7,773,326

Net loss	(15,815,658)	(23,099,448)	(14,814,543)

Unrealized gain (loss) on investment securities	1,006	(579)	(32,173)

Comprehensive loss	$(15,814,652)	$(23,100,027)	$(14,846,716)

Basic and diluted net loss per common share:
Continuing operations	$(0.68)	$(1.14)	$(1.25)
Discontinued operations	0.00	0.00	0.43
Basic and diluted net loss per common share	$(0.68)	$(1.14)	$(0.82)

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Common shares - beginning of year	20,958,765	18,006,324	17,959,504
Issuance of common stock upon exercise of options and Warrants	39,250	63,900	0
Issuance of restricted common stock as employee Compensation	5,089	0	46,820
Issuance of common stock in private offering	2,373,335	2,880,000	0
Issuance of common stock as payment for services	11,127	8,541	0
Common shares - end of year	23,387,566	20,958,765	18,006,324

Par value of common stock - beginning of year	$209,588	$180,063	$179,595
Issuance of common stock upon exercise of options and Warrants	393	640	0
Issuance of restricted common stock as employee Compensation	51	0	468
Issuance of common stock in private offering	23,733	28,800	0
Issuance of common stock as payment for services	111	85	0
Par value of common stock - end of year	$233,876	$209,588	$180,063

Warrants outstanding - beginning of year	$17,693,482	$14,573,705	$16,807,505
Issuance of warrants in connection with private offering	2,597,396	3,119,777	0
Expiration of warrants	0	0	(2,233,800)
Warrants outstanding - end of year	$20,290,878	$17,693,482	$14,573,705

Additional paid-in capital - beginning of year	$138,080,663	$120,488,205	$118,048,964
Issuance of common stock upon exercise of options and Warrants	239,642	425,539	0
Issuance of restricted common stock as employee Compensation	50,228	0	205,441
Issuance of common stock in private offering	13,625,721	16,967,923	0
Issuance of common stock as payment for services	164,313	198,996	0
Stock option compensation expense	1,896,096	0	0
Expiration of warrants	0	0	2,233,800
Additional paid-in capital - end of year	$154,056,663	$138,080,663	$120,488,205

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

	2006	2005	2004
Accumulated other comprehensive (loss) income - beginning of year	$(1,006)	$(427)	$31,746
Change in unrealized loss on investments	1,006	(579)	(32,173)
Accumulated other comprehensive (loss) income - end of year	$0	$(1,006)	$(427)

Accumulated deficit - beginning of year	$(133,583,143)	$(110,483,695)	$(95,669,152)
Net loss	(15,815,658)	(23,099,448)	(14,814,543)
Accumulated deficit - end of year	$(149,398,801)	$(133,583,143)	$(110,483,695)

Total shareholders’ equity - beginning of year	$22,399,584	$24,757,851	$39,398,658
Issuance of common stock upon exercise of options and warrants	240,035	426,179	0
Issuance of restricted common stock as employee compensation	50,279	0	205,909
Issuance of common stock and warrants in private offering	16,246,850	20,116,500	0
Issuance of common stock as payment for services	164,424	199,081	0
Stock option compensation expense	1,896,096	0	0
Comprehensive loss	(15,814,652)	(23,100,027)	(14,846,716)
Total shareholders’ equity - end of year	$25,182,616	$22,399,584	$24,757,851

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,815,658)	$(23,099,448)	$(14,814,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,690,497	2,460,324	3,101,138
Amortization of premium on investments	1,561	27,437	42,683
Provision for obsolete inventories	0	67,940	320,533
Write-down of inventory to net realizable value	0	2,250,586	2,768,854
Impairment loss on other assets	0	1,245,792	0
Stock compensation	2,350,853	940,783	1,005,909
Gain on sale of discontinued operations	0	0	(11,220,469)
(Gain)/loss on sale of equipment	(5,191)	653,702	0
Changes in operating assets and liabilities, net of disposition in 2004:
Accounts receivable, net	14,854	295,546	758,953
Inventories	0	307,237	(5,535,571)
Prepaid and other assets	150,630	1,073,908	105,062
Accounts payable and accrued expenses	(348,400)	(1,483,338)	1,261,072
Deferred revenue	0	(407,403)	397,845
Deferred rent	515,751	0	0
Total adjustments	4,370,555	7,432,514	(6,993,991)
Net cash used in operating activities	(11,445,103)	(15,666,934)	(21,808,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments available for sale	0	(250,000)	0
Proceeds from maturity/sale of investments	295,000	1,290,000	1,570,000
Proceeds from sale of property and equipment and video business unit assets	36,867	273,874	12,153,939
Purchase of property and equipment	(1,087,889)	(744,043)	(995,567)
Payment for patent costs	(1,333,868)	(1,606,842)	(1,952,812)
Net cash (used in) provided by investing activities	(2,089,890)	(1,037,011)	10,775,560

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	16,486,886	20,542,679	0
Net cash provided by financing activities	16,486,886	20,542,679	0

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,951,893	3,838,734	(11,032,974)

CASH AND CASH EQUIVALENTS, beginning of year	10,273,635	6,434,901	17,467,875

CASH AND CASH EQUIVALENTS, end of year	$13,225,528	$10,273,635	$6,434,901

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 and 2004

1. THE COMPANY AND NATURE OF BUSINESS

ParkerVision, Inc. (the "Company”) was incorporated under the laws of the state of Florida on August 22, 1989. Following the sale of its video operations in May 2004 (Note 15), the Company operates in a single segment - wireless technologies and products.

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

The Company has incurred losses from operations and negative cash flows in every year since inception and has utilized the proceeds from the sale of its equity securities to fund operations. For the year ended December 31, 2006, the Company incurred a net loss of approximately $15.8 million and negative cash flows from operations of approximately $11.4 million. At December 31, 2006, the Company had an accumulated deficit of approximately $149.4 million and working capital of approximately $13.3 million.

Management does not expect that revenues in 2007 will be sufficient to offset the expenses from continued investment in product development and marketing activities. Therefore, management expects operating losses and negative cash flows to continue in 2007 and possibly beyond.

On February 23, 2007, the Company completed the sale of an aggregate of 992,441 shares of its common stock to a limited number of domestic institutional and other investors in a private placement transaction pursuant to offering exemptions under the Securities Act of 1933. The shares, which represent 4.1% of the Company’s outstanding common stock on an after-issued basis, were sold at a price of $8.50 per share, for net proceeds of approximately $8.4 million. The net proceeds from this transaction will be used for general working capital purposes.

The long-term continuation of the Company’s business plans is dependent upon generation of sufficient revenues from its technologies and products to offset expenses. In the event that the Company does not generate sufficient revenues, it will be required to obtain additional funding through public or private financing and/or reduce certain discretionary spending. Management believes certain operating costs could be reduced if working capital decreases significantly and additional funding is not available. In addition, the Company currently has no outstanding long-term debt obligations. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to meet its future liquidity needs and achieve its intended long-term business objectives.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
The Company formed a wholly owned subsidiary, D2D, LLC on October 2, 2000. The consolidated financial statements include the accounts of ParkerVision, Inc. and D2D, LLC, after elimination of all significant inter-company transactions and accounts.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant estimates made by management include the volatility, risk-free interest rate, forfeiture rate and estimate lives of share-based awards used in the estimate of the fair market value of share-based compensation, the assessment of recoverability of long-lived assets and amortization period for intangible and long-lived assets, and the valuation allowance for deferred taxes. Actual results could differ from the estimates made. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

Cash and Cash Equivalents
For purposes of reporting cash flows, the Company considers cash and cash equivalents to include cash on hand, interest-bearing deposits, overnight repurchase agreements and investments with original maturities of three months or less when purchased.

Investments
Investments consist of funds invested in U.S. Treasury notes, U.S. Treasury bills and mortgage- backed securities guaranteed by the U.S. government. These investments are classified as available for sale and are intended to be held for indefinite periods of time and are not intended to be held to maturity. Securities available for sale are recorded at fair value. Net unrealized holding gains and losses on securities available for sale, net of deferred income taxes, are included as a separate component of shareholders’ equity in the consolidated balance sheet until these gains or losses are realized. If a security has a decline in fair value that is other than temporary, then the security will be written down to its fair value by recording a loss in the consolidated statement of operations.

Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is based on management’s assessment of the collectibility of customer accounts. Management regularly reviews the allowance by considering factors such as historical experience, age of the account balance and current economic conditions that may affect a customer’s ability to pay.

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

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts, both internally and externally, that may suggest impairment. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the assets exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the assets.

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

Accounting for Stock Based Compensation
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

Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by FAS 123R and, accordingly, financial statement amounts for the prior periods have not been retroactively adjusted to reflect the fair value method of expensing share-based compensation. Under the modified prospective method, share-based expense recognized after adoption includes: (a) share-based expense for all awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, as amended by SFAS 148 and (b) share-based expense for all awards granted or modified subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Further, as required under FAS123R, the Company estimates forfeitures for options granted which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of the Company’s stock-based compensation expense.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, (“FSP FAS 123R-3”). FSP FAS 123R-3 provides a practical exception when a company transitions to the accounting requirements in FAS123R. FAS123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting FAS123R (termed the “APIC Pool”), assuming the company had been following the recognition provisions prescribed by SFAS No. 123. We have elected to use the shortcut method under FAP FAS 123R-3 to calculate our APIC Pool.

Revenue Recognition
Revenue from product sales is generally recognized at the time the product is shipped, provided that persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the sales price is fixed or determinable and collection of the receivable is reasonably assured. The Company did not recognize any product revenue in 2006. The Company’s product revenue for 2005 and 2004 relates primarily to products sold through retail distribution channels, with limited sales direct to end users through the Company’s own website and direct value added resellers.

In addition to reserves for sales returns, prior year gross product revenue was reduced for price protection programs, customer rebates and cooperative marketing expenses deemed to be sales incentives to derive net revenue. Revenues for the periods ended December 31, 2005 and 2004 were reduced for cooperative marketing costs in the amount of $29,932 and $233,201, respectively.

Shipping and Handling Fees and Costs
The Company included shipping and handling fees billed to customers in net revenue in prior years. Shipping and handling costs associated with outbound freight are included in sales and marketing expenses and totaled $29,365 and $29,234 for the years ended December 31, 2005 and 2004, respectively.

Research and Development Expenses
Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third party contractors, prototype expenses, maintenance costs for software development tools, depreciation, amortization, and a portion of facilities costs.

Advertising Costs
Advertising costs are charged to operations when incurred. The Company incurred advertising costs related to continuing operations of $1,893, $107,495, and $215,747, for the years ended December 31, 2006, 2005 and 2004, respectively.

Loss per Common Share
Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each year. Diluted loss per common share is the same as basic loss per common share as all potential common shares are excluded from the calculation, as their effect is anti-dilutive. The weighted-average number of common shares outstanding for the years ended December 31, 2006, 2005 and 2004, was 23,130,036, 20,327,750, and 17,989,135, respectively. Options and warrants to purchase 7,680,326, 7,016,572, and 6,620,603, shares of common stock that were outstanding at December 31, 2006, 2005 and 2004, respectively, were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

Other Comprehensive Loss
The Company’s other comprehensive loss is comprised of net unrealized losses on investments available-for-sale which are included, net of tax, in accumulated other comprehensive (loss) income in the consolidated statements of shareholders’ equity.

Leases
The Company uses operating leases for its facilities. For those leases that contain rent escalations or rent concessions, the Company records the total rent payable during the lease term on a straight-line basis over the term of the leases with the difference between the rents paid and the straight-line rent recorded as a deferred rent liability in the accompanying Consolidated Balance Sheets.

Consolidated Statements of Cash Flows
On May 31, 2006, the Company issued options, valued at approximately $63,000, under the terms of the 2000 Performance Equity Plan as consideration for professional services (see Note 8).

In March 2006, the Company recorded leasehold improvements of $437,314 with a corresponding entry to deferred rent, reflecting a tenant improvement allowance under the lease agreement for the Company’s new corporate location (see Notes 5 and 11). The increase in deferred rent is included as a cash inflow in net cash used for operating activities and the related increase in leasehold improvements is included as a cash outflow in net cash used for investing activities in the accompanying consolidated statements of cash flows.

In connection with the private placement of 2,373,355 shares of the Company’s common stock on February 3, 2006, the Company issued warrants to purchase 593,335 shares of common stock. These warrants were recorded at their relative fair value of approximately $2.6 million (see Note 9).

The Company issued 5,092 shares of its common stock valued at approximately $53,000 on April 3, 2006, 6,035 shares of its common stock valued at approximately $53,000 on January 3, 2006 and 8,541 shares of its common stock valued at approximately $53,000 on October 3, 2005 as consideration for engineering consulting services (see Note 9).

In connection with the private placement of 2,880,000 shares of the Company’s common stock on March 10, 2005, the Company issued warrants to purchase 720,000 shares of common stock. These warrants were recorded at their estimated fair value of approximately $3.1 million (see Note 9). On April 12, 2005, the Company issued options, valued at approximately $146,000, under the terms of the 2000 Performance Equity Plan as consideration for professional services (see Note 8).

On May 14, 2004, the Company issued 46,820 shares of restricted common stock, valued at approximately $206,000, under the terms of the 2000 Performance Equity Plan to former employees as part of the severance package pertaining to the discontinued operations (see Notes 8,9 and 15).

Income Tax Policy
The provision for income taxes is based on loss before taxes as reported in the accompanying consolidated statements of operations. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We will adopt the provisions of SFAS 157 on January 1, 2008. We have evaluated SFAS 157 and do not anticipate that it will have an impact on our financial statements when adopted.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The guidance provided by SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB 108 is effective for the fiscal year ended December 31, 2006 . The Company has evaluated SAB 108 and determined that it does not have an impact on its financial statements.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides a comprehensive model for how a company should recognize, measure, present, and disclose uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 becomes effective for annual periods beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 effective January 1, 2007. The Company is in the process of evaluating the impact of Fin 48 on the financial statements when adopted.

4. PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2006 and 2005:

	2006	2005
Prepaid insurance	$558,356	$674,327
Prepaid services	0	200,000
Other prepaid expenses	466,776	499,368
	$1,025,132	$1,373,695
5. PROPERTY AND EQUIPMENT, NET

Property and equipment, at cost, consisted of the following at December 31, 2006 and 2005:

	2006	2005
Equipment and software	$8,249,267	$8,094,406
Leasehold improvements	762,076	282,993
Aircraft	340,000	340,000
Furniture and fixtures	502,643	471,788
	9,853,986	9,189,187
Less accumulated depreciation and amortization	(7,759,686)	(7,321,303)
	$2,094,300	$1,867,884

Depreciation expense related to property and equipment was $829,797, $1,321,477, and $1,814,892, in 2006, 2005, and 2004, respectively. Depreciation related to discontinued operations of $159,467 in 2004 is included in gain from discontinued operations.

In 2005, the Company recognized impairment charges on certain long-lived assets related to its retail activities. These charges include impairment of fixed assets, primarily the manufacturing and prototype facility assets, of approximately $626,000. These impairment charges are included as impairment loss in the consolidated statement of operations.

6. OTHER ASSETS

Other assets consisted of the following at December 31, 2006 and 2005:

	2006
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$13,426,154	$3,706,477	$9,719,677
Prepaid licensing fees	705,000	606,250	98,750
Deposits and other	390,057	0	390,057
	$14,521,211	$4,312,727	$10,208,484

	2005
	Gross Carrying Amount (net of impairment)	Accumulated Amortization	Net Value
Patents and copyrights	$12,093,007	$3,036,801	$9,056,206
Prepaid licensing fees	705,000	415,250	289,750
Prepaid services, non current portion	200,000	200,000	0
Deposits and other	352,846	0	352,846
	$13,350,853	$3,652,051	$9,698,802

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

In 2005, the Company recognized impairment charges on certain long-lived assets related to its retail activities. These charges include impairment of prepaid license fees of approximately $662,000, and impairment of other intangible assets of approximately $584,000. These impairment charges are included as impairment loss in the consolidated statement of operations.

Amortization expense for the years ended December 31, 2006, 2005 and 2004 is as follows:

		Amortization Expense
	Weighted average estimated life (in years)	2006	2005	2004

Patents and copyrights	17	$669,700	$574,324	$555,504
Prepaid licensing fees	4	191,000	424,333	613,917
Other intangibles	3	0	140,190	116,825
Total amortization		$860,700	$1,138,847	$1,286,246

Amortization related to discontinued operations of $65,637 for 2004 is included in gain from discontinued operations.

Future estimated amortization expense for other assets that have remaining unamortized amounts as of December 31, 2006 were as follows:

2007	$780,750
2008	$694,500
2009	$694,500
2010	$694,500
2011	$694,500

7. INCOME TAXES AND TAX STATUS

No current or deferred tax provision or benefit was recorded for 2006, 2005 and 2004 as a result of current losses and full deferred tax valuation allowances for all periods. A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Tax benefit at statutory rate	$(5,377,324)	$(7,853,812)	$(5,036,945)
State tax benefit	(553,548)	(808,481)	(518,509)
Increase in valuation allowance	6,340,888	9,454,464	6,382,942
Research and development credit	(597,550)	(642,769)	(733,481)
Other	187,534	(149,402)	(94,007)
	$0	$0	$0

The Company’s deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of the Company’s assets and liabilities at December 31, 2006 and 2005:

	2006	2005
Gross deferred tax assets:
Net operating loss carryforward	$54,830,089	$50,158,875
Research and development credit	10,077,457	9,121,377
Patents and other	1,610,196	1,522,373
Stock compensation	588,358	0
Accrued liabilities	50,100	78,162
	67,156,200	60,880,787
Less valuation allowance	(67,042,100)	(60,701,212)
	114,100	179,575
Gross deferred tax liabilities:
Fixed assets	114,100	82,713
Restricted stock issuance	0	96,862
	114,100	179,575
Net deferred tax asset	$0	$0

The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income. At December 31, 2006, the Company had net operating loss (“NOL”) and research and development tax credit carry-forwards for income tax purposes of $146,213,571 and $10,077,457, respectively, which expire in varying amounts from 2008 through 2025. The Company’s ability to benefit from the net operating loss and research and development tax credit carry-forwards could be limited under certain provisions of the Internal Revenue Code if ownership of the Company changes by more than 50%, as defined.

8. STOCK OPTIONS, WARRANTS AND STOCK-BASED COMPENSATION PLANS:

The following table presents share-based compensation expense included in the Company’s consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004, respectively:

	Year ended December 31,
	2006	2005	2004
Research and development expense	$819,366	$53,333	$57,977
Sales and marketing expense	336,241	-	144,330
General and administrative expense	1,195,246	887,450	803,602

Total share-based expense	$2,350,853	$940,783	$1,005,909

The Company did not recognize compensation expense for employee stock option awards for the years ended December 31, 2005 and 2004 when the exercise price of the employee stock award equaled the market price of the underlying stock on the date of grant. The Company did recognize compensation expense for non-employee share-based awards of $940,783 and $800,000 for the years ended December 31, 2005 and 2004, respectively. In addition, the Company recognized the fair value of restricted stock awards to employees, based on market price of the stock on the date of grant, of $205,909 for the year ended December 31, 2004. The Company did not capitalize any expense related to share-based payments. The Company estimates the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.

The fair value of each option grant for the year ended December 31, 2006 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Year ended December 31, 2006
Expected option term (1)	4.25 to 7 years
Expected volatility factor (2)	69.37% to 80.33%
Risk-free interest rate (3)	4.18% to 5.21%
Expected annual dividend yield	0%

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

The Company had previously adopted the provisions of SFAS No. 123, as amended by SFAS No. 148, through disclosure only. The following table illustrates the effect on the net loss and loss per share for the years ended December 31, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation.

	Year ended December 31,
	2005	2004
Net loss, as reported	$(23,099,448)	$(14,814,543)
Stock-based compensation expense that would have been included in reported net loss if the fair value provisions of SFAS No. 123 had been applied to all awards	(8,302,921)	(12,213,448)
Pro forma net loss	$(31,402,369)	$(27,027,991)
Basic and diluted net loss per share:
As reported	$(1.14)	$(0.82)
Proforma	$(1.54)	$(1.50)

The fair value of each option grant for the years ended December 31, 2005 and 2004 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31, 2005	Year ended December 31, 2004
Expected option term	3 to 10 years	5 to 10 years
Expected volatility factor	76.42% to 85.55%	77.36% to 79.91%
Risk-free interest rate	3.72% to 4.49%	2.99% to 4.80%
Expected annual dividend yield	0%	0%

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

2000 Performance Equity Plan
The Company adopted a performance equity plan in July 2000 (the “2000 Plan”). The 2000 Plan provides for the grant of options and other Company stock awards to employees, directors and consultants, not to exceed 5,000,000 shares of common stock. The plan provides for benefits in the form of incentive stock options, nonqualified stock options, and stock appreciation rights, restricted share awards, stock bonuses and various stock benefits or cash. Options granted to employees and consultants under the 2000 Plan generally vest over periods up to five years and are exercisable for a period of up to five years from the date the options become vested. Options granted to directors under the 2000 Plan are generally exercisable immediately and expire seven to ten years from the date of grant. Options to purchase 895,093 shares of common stock were available for future grants under the 2000 Plan at December 31, 2006.

A summary of option activity under the 1993 and 2000 Plans as of December 31, 2006, and changes during the year then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	5,039,171	$21.51
Granted	705,407	8.84
Exercised	(39,250)	10.14		$157,910
Forfeited	(110,544)	9.19
Expired	(485,194)	19.12
Outstanding at end of year	5,109,590	$20.38	4.29 years	$7,522,307
Exercisable at end of year	4,181,537	$23.20	3.82 years	$4,321,179

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006 is presented below:

	Nonvested Shares
	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	675,898	$5.00
Granted	705,407	5.41
Vested	(342,708)	6.15
Forfeited	(110,544)	5.61
Nonvested at December 31, 2006	928,053	$4.82

The total fair value of shares vested during the year ended December 31, 2006 was $2,107,390. As of December 31, 2006, there was $3,492,623 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the 1993 and 2000 Plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

The options granted under the 2000 Plan include a grant to an outside consultant in July 2006 for the purchase of up to 127,500 shares of its common stock at an exercise price of $9.10 per share. These options were granted as performance incentives in connection with a consulting agreement with a thirty-month term. The number of options that will vest and the date on which they will vest are dependent upon the completion of specific performance conditions. Vested options, if any, will remain exercisable for four years from the date of grant. The consulting arrangement may be terminated by the company for any reason with thirty days notice, and upon such termination, any unvested shares shall be forfeited. As the number of shares that will ultimately vest is indeterminable at the date of grant, management must adjust the options to their estimated fair value at each interim reporting date until vesting occurs. Fair value is estimated at each interim reporting date using the Black-Scholes option pricing model and then amortized on a straight line basis over the estimated remaining requisite service period. At December 31, 2006, the total estimated fair value of these options was approximately $94,950. For the year ended December 31, 2006, approximately $18,990 of expense related to these options was recognized in the Company’s consolidated statement of operations.

The options granted under the 2000 Plan also include a grant to an outside consultant on May 31, 2006 for the purchase of an aggregate of 10,000 shares of its common stock at an exercise price of $10.20 per share for consulting services to be provided over a one year period. The options vest in four equal quarterly installments and expire five years from the grant date. The total fair value of these options of approximately $63,000 was estimated as of the date of grant using the Black-Scholes option pricing model and will be amortized to expense in the Company’s consolidated statement of operations over the one-year term of the agreement.

On April 12, 2005, the Company granted stock options to an outside consultant under the 2000 Plan in connection with a consulting agreement to purchase an aggregate of 40,000 shares of its common stock at an exercise price of $10 per share. These options expire thirty-six months from the date they become vested. The first 20,000 options vested ratably over fifteen months. The remaining 20,000 options vested if certain market conditions were met. These market conditions were not met and the options were cancelled unvested in 2006. The total fair value of these options of approximately $146,000 was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.86%, no expected dividend yield, expected life of three years and expected volatility of 81.86%. The estimated fair value of the options was amortized to expense in the Company’s consolidated statement of operations over the term of the contract. For the years ended December 31, 2006 and 2005, approximately $58,550 and $87,450 was amortized to expense related to this contract, respectively

Non-Plan Options/Warrants
The Company has granted options and warrants outside the 1993 and 2000 Plans for employment inducements, non-employee consulting services, and for underwriting and other services in connection with securities offerings. Non-plan options and warrants are generally granted with exercise prices equal to fair market value of the underlying shares at the date of grant.

A summary of non-plan option and warrant activity as of December 31, 2006, and changes during the year then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at beginning of period	1,977,401	$30.29
Granted	593,335	8.50
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at end of period	2,570,736	$25.26	4.2 years	$3,120,338
Exercisable at end of period	2,570,736	$25.26	4.2 years	$3,120,338

The weighted average fair value of non-plan warrants granted in the year ended December 31, 2006 was $4.38 per share.

Of the non-plan options and warrants outstanding and exercisable at December 31, 2006, warrants representing 2,455,736 shares were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001, 2005 and 2006. The estimated fair value of these warrants at the time of issuance of $20,290,878 is included in shareholders’ equity in the Company’s consolidated balance sheets. The remaining 115,000 share options outstanding and exercisable at December 31, 2006 represent options granted to employees and directors in 1999.

Upon exercise of options under the 1993 Plan and the 2000 Plan, the Company issues new registered shares of its common stock. Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2006 was $240,035. No tax benefit was realized for the tax deductions from exercise of the share-based payment arrangements for the year ended December 31, 2006 as the benefits were fully offset by a valuation allowance.

9. STOCK AUTHORIZATION AND ISSUANCE

Preferred Stock
ParkerVision has 15,000,000 shares of preferred stock authorized for issuance at the direction of the board of directors. As of December 31, 2006, the Company has no outstanding preferred stock.

On November 17, 2005, the board of directors designated 100,000 shares of authorized preferred stock as the Series E Preferred Stock in conjunction with its adoption of a Shareholder Protection Rights Agreement (Note 10).

Common Stock and Warrants

On February 23, 2007, the Company completed the sale of an aggregate of 992,441 shares of its common stock to a limited number of domestic institutional and other investors in a private placement transaction pursuant to offering exemptions under the Securities Act of 1933. The shares, which represent 4.1% of the Company’s outstanding common stock on an after-issued basis, were sold at a price of $8.50 per share, for net proceeds of approximately $8.4 million. The net proceeds from this transaction will be used for general working capital purposes.

The Common Stock issued in the private offering will be registered by the Company for re-offer and re-sale by the investors. The Company has committed to file the registration statement within 45 days of closing and to cause the registration statement to become effective on or prior to the earlier of (i) the fifth trading day following the date that we are notified by the SEC that the registration statement will not be reviewed or is no longer subject to review, and (ii) 120 days after the closing date. If the Common Stock is not registered for resale within those time periods, the Company will pay liquidated damages in the amount of one percent of the amount invested for each 30-day period (pro rated) until the filing or effectiveness of the registration statement, up to a maximum of ten percent of the gross proceeds.

On February 3, 2006, ParkerVision completed the sale of an aggregate of 2,373,335 shares of common stock to a limited number of institutional and other investors in a private placement transaction pursuant to offering exemptions under the Securities Act of 1933. The shares, which represented 10.2% of the Company’s outstanding common stock on an after-issued basis, were sold at a price of $7.50 per share, for net proceeds of approximately $16.2 million. Warrants to purchase an additional 593,335 shares of common stock were issued in connection with the transaction for no additional consideration. The warrants were immediately exercisable at an exercise price of $8.50 per share and expire on February 3, 2011. The warrants may be redeemed by the Company after February 3, 2008, at $.01 per warrant, provided that the shares underlying the warrants are registered for resale and the common stock traded at a volume weighted-average price equal to or greater than 200% of the then exercise price for a prescribed period of time. The estimated fair value of the warrants of $2,597,396 was classified as equity on the issuance date.

On September 19, 2005, the Company entered into a consulting agreement with an independent engineering consultant to perform services for the Company over a one year period. Total consideration for the services in the amount of $160,000 was payable to the consultant in cash or in shares of the Company’s common stock at the Company’s sole option. The Company issued 11,127 and 8,541 shares of its common stock in 2006 and 2005, respectively in settlement of this obligation. The shares were issued under the Company’s 2000 Plan.

On March 14, 2005, ParkerVision consummated the sale of an aggregate of 2,880,000 shares of common stock to a limited number of institutional and other investors in a private placement transaction pursuant to offering exemptions under the Securities Act of 1933. The shares, which represented 14% of the Company’s outstanding common stock on an after-issued basis, were sold at a price of $7.50 per share, for net proceeds of approximately $20.1 million. Warrants to purchase an additional 720,000 shares of common stock were issued in connection with the transaction for no additional consideration. The warrants were immediately exercisable at an exercise price of $9.00 per share and expire on March 10, 2010. The estimated fair value of the warrants of $3,119,777 was classified as equity on the issuance date.

On May 14, 2004, the Company issued 46,820 shares of restricted common stock, valued at approximately $206,000, under the terms of the 2000 Plan to former employees as part of the severance package pertaining to the discontinued operations (Note 15).

10. SHAREHOLDER PROTECTION RIGHTS AGREEMENT

On November 21, 2005, the Company adopted a Shareholder Protection Rights Agreement (“Rights Agreement”) which calls for the issuance, on November 29, 2005, as a dividend, rights to acquire fractional shares of Series E Preferred Stock. The Company did not assign any value to the dividend as the value of these rights is not believed to be objectively determinable. The principal objective of the Rights Agreement is to cause someone interested in acquiring the Company to negotiate with the Company’s Board of Directors rather than launch an unsolicited or hostile bid. The Rights Agreement subjects a potential acquirer to substantial voting and economic dilution. Each share of Common Stock issued in the future by the Company will include an attached right.

The rights initially are not exercisable and trade with the Common Stock of the Company. In the future, the rights may become exchangeable for shares of Series E Preferred Stock with various provisions that may discourage a takeover bid. Additionally, the rights have what are known as “flip-in” and “flip-over” provisions that could make any acquisition of the Company more costly to the potential acquirer. The rights may separate from the Common Stock following the acquisition of 15% or more of the outstanding shares of Common Stock by an acquiring person. Upon separation, the holder of the rights may exercise their right at an exercise price of $45 per right (the “Exercise Price”), subject to adjustment and payable in cash.

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

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company entered into a lease agreement for its new headquarters facility in Jacksonville, Florida, pursuant to a non-cancelable lease agreement effective June 1, 2006. The lease provides for a straight-lined monthly rental payment of $15,806 through October 31, 2011 with an option for renewal. The lease provides for a tenant improvement allowance of approximately $437,000 which has been recorded in the accompanying balance sheet as leasehold improvements with a corresponding entry to deferred rent. The leasehold improvements will be depreciated over the lease term. Deferred rent will be amortized as a reduction to lease expense over the lease term.

The Company also leases office space in Lake Mary, Florida for a wireless design center. The lease term, as amended, was renewed in September 2005 and provides for a straight-lined monthly rental payment of approximately $20,296 through December 2010.

In addition to sales tax payable on base rental amounts, certain leases obligate the Company to pay pro-rated annual operating expenses for the properties. Rent expense, net of sublease income, for the years ended December 31, 2006, 2005, and 2004 was $510,014, $688,258, and $758,718, respectively. Future minimum lease payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2006 were as follows:

2007	$480,000
2008	495,000
2009	510,000
2010	525,000
2011	242,000
$2,252,000

Legal Proceedings
The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. The Company believes, based upon advice from outside legal counsel, that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

12. RELATED-PARTY TRANSACTIONS

The Company paid approximately $1,532,000, $1,921,000 and $1,519,000 in 2006, 2005 and 2004, respectively, for patent-related legal services to a law firm, of which Robert Sterne, a Company director since September 2006, is a partner.

Through June 2006, the Company leased its headquarters facility from the Chairman and Chief Executive Officer of the Company and Barbara Parker, a related party. The lease provided annual base rental payments of approximately $280,000. The Company did not incur any losses related to early termination of this lease.

13. CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable. At December 31, 2006, the Company had cash balances on deposit with banks that exceeded the balance insured by the F.D.I.C. The Company maintains its cash investments with what management believes to be quality financial institutions and limits the amount of credit exposure to any one institution.

14. COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITY

In June 2005, the Company formally announced its decision to exit its retail business activities and terminated 44 employees whose roles were related to these activities. For the year ended December 31, 2005, the Company paid approximately $575,000 in termination benefits which are included in the consolidated statement of operations.

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

During the second half of 2005, the Company reclaimed unsold product inventory from the distribution channel, liquidated its raw materials and finished product inventory through wholesale channels and liquidated its manufacturing and prototype facility assets and other property and equipment utilized in the retail business activities. This process was substantially completed as of December 31, 2005.

15. DISCONTINUED OPERATIONS

On May 14, 2004, the Company completed the sale of certain designated assets of its video division to Thomson Broadcast & Media Solutions, Inc. and Thomson Licensing, SA (collectively referred to as “Thomson”). The assets sold included the PVTV and CameraMan products, services, patents, patent applications, tradenames, trademarks and other intellectual property, inventory, specified design, development and manufacturing equipment, and obligations under outstanding contracts for products and services and other assets.

The net book value of the assets and liabilities sold to Thomson include the following:

Patents, net of accumulated amortization of $731,890	$681,444
Inventories, net of reserves for obsolescence of $1,095,354	1,702,797
Furniture and equipment, net of accumulated depreciation of $913,431	584,059
Prepaids and other deposits	37,364
Deferred revenue	(1,217,371)
Warranty reserves	(202,911)
Net book value	$1,585,382

Inventories sold consisted of the following:

Purchased materials	$1,069,897
Work in process	100,089
Finished goods	359,174
Spare parts and demonstration inventory	1,268,991
2,798,151
Less allowance for inventory obsolescence	(1,095,354)
$1,702,797

Property and equipment sold consisted of the following:

Manufacturing and office equipment	$1,347,138
Tools and dies	150,352
1,497,490
Less accumulated depreciation	(913,431)
$584,059

The sales price of the assets was approximately $13.4 million. The Company recognized a gain on the sale of discontinued operations in 2004 of $11,220,469 which is net of losses on the disposal of remaining assets related to the video operations of $598,088.

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

The operations of the video business unit were classified as discontinued operations when the operations and cash flows of the business unit were eliminated from ongoing operations. The prior years’ operating activities for the video business unit have also been reclassified to “Gain from discontinued operations” in the accompanying consolidated statement of operations.

Net gain from discontinued operations for the year ended December 31, 2004 includes the following components:

2004
Net revenues	$1,507,955
Cost of goods sold and operating expenses	4,955,098
Loss from operations	(3,447,143)
Gain on sale of assets	11,220,469
Gain from discontinued operations	$7,773,326

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data presented below is in thousands except for per share data.

	For the three months ended				For the year ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	December 31, 2006

Revenues	$0	$0	$0	$0	$0
Gross margin	0	0	0	0	0
Net loss from continuing operations	(4,344)	(4,319)	(3,787)	(3,366)	(15,816)
Net loss	$(4,344)	$(4,319)	$(3,787)	$(3,366)	$(15,816)

Basic and diluted net loss per common share	$(0.19)	$(0.18)	$(0.16)	$(0.14)	$(0.68)

	For the three months ended				For the year ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	December 31, 2005

Revenues	$172	$123	$430	$271	$996
Gross margin	(89)	(2,262)	91	219	(2,041)
Net loss from continuing operations	(5,504)	(10,191)	(3,902)	(3,502)	(23,099)
Net loss	$(5,504)	$(10,191)	$(3,902)	$(3,502)	$(23,099)

Basic and diluted net loss per common share	$(0.30)	$(0.49)	$(0.19)	$(0.17)	$(1.14)

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006 was made under the supervision and with the participation of the Company’s senior management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria established in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

For the three month period covered by this report, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

On March 6, 2007, the Compensation Committee of the Board of Directors adopted a change in control severance policy for its named executive officers, as discussed more fully in “Potential Payments Upon Termination or Change in Control” included in Item 11.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are listed below:

Name	Age	Position

Jeffrey L. Parker	50	Chairman of the Board and Chief Executive Officer
Cynthia Poehlman	40	Chief Financial Officer
David F. Sorrells	48	Chief Technical Officer and Director
William Hightower	63	Director
John Metcalf	56	Director
Todd Parker	42	Director
William L. Sammons	86	Director
Robert G. Sterne	55	Director
Nam P. Suh	70	Director
Papken S. der Torossian	68	Director

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

William A. Hightower has been a director since March 1999. From September 2003 to his retirement in November 2004, Mr. Hightower was the president of the company. Mr. Hightower was the president and chief operating officer and a director of Silicon Valley Group, Inc. (“SVGI”), from August 1997 until his retirement in May 2001. SVGI is a publicly held company which designs and builds semiconductor capital equipment tools for chip manufacturers. From January 1996 to August 1997, Mr. Hightower served as chairman and chief executive officer of CADNET Corporation, a developer of network software solutions for the architectural industry. From August 1989 to January 1996, Mr. Hightower was the president and chief executive officer of Telematics International, Inc.

John Metcalf has been a director since June 2004. Since November 2002, Mr. Metcalf has been a CFO Partner with Tatum LLC, an executive services and consulting firm providing financial and information technology leadership with over 500 CFO and CIO partners nationwide. Since September 2006, Mr. Metcalf has also served as Senior Vice President and Chief Financial Officer for Electro Scientific Industries Inc., a leading high-technology manufacturing equipment supplier of production laser systems for micro-engineering applications. From August 2004 to September 2006, Mr. Metcalf was CFO for Siltronic Corporation, a silicon wafer manufacturing company. From February 2001 to December 2001, Mr. Metcalf was CFO of Zight Corporation, a venture funded microdisplay company. Prior to Zight Corporation, Mr. Metcalf was CFO for Wafertech from 1997 - 2000, CFO for Siltec Corporation from 1992-1997, and CFO for Oki Semiconductor from 1987 - 1991. Mr. Metcalf began his career at Advanced Micro Devices where he held a number of finance managerial positions form 1976 to 1987.

Todd Parker has been a director since our inception and was a vice president of ours from inception to June 1997 and from July 2002 to August 2006. Mr. Parker resigned his employment with us effective September 1, 2006 to pursue other personal interests. Mr. Parker acted as a consultant to us from June 1997 through November 1997 and from September 2001 to July 2002. On July 31, 2002, Mr. Parker was appointed president of the Video Business Unit of the company until that division was sold in May 2004 when he took a position as Vice President for Corporate Development. Following the exit from retail business activities in June 2005, Mr. Parker took the position as our Vice President of Product Operations. From January 1985 to August 1989, Mr. Parker served as general manager of manufacturing for Parker Electronics.

William L. Sammons has been a director since October 1993. From 1981 until his retirement in 1985, Mr. Sammons was president of the North American Operations of Carrier Corporation.

Nam P. Suh has been a director since December 2003. Mr. Suh was inaugurated as President of Korea Advanced Institute of Science and Technology (KAIST) in July 2006. He is currently on a leave of absence from MIT where he has been a member of the faculty since 1970. At MIT, Mr. Suh held many positions including director of the MIT Laboratory for Manufacturing and Productivity, head of the department of Mechanical Engineering (1991-2001) director of the MIT Manufacturing Institute and director of the Park Center for Complex Systems. In 1984, Mr. Suh was appointed the Assistant Director for Engineering of the National Science Foundation by President Ronald Reagan and confirmed by the U.S. Senate. Mr. Suh is a widely published author of approximately 300 articles and seven books on topics related to tribology, manufacturing, plastics and design. Mr. Suh has approximately 50 United States patents and many foreign patents, some of which relate to plastics, polymers and design. Mr. Suh serves on two other public company boards including Therma-Wave, Inc. and Integrated Device Technology, Inc.

Robert G. Sterne has been a director since September 2006. Since 1978, Mr. Sterne has been a partner of the law firm of Sterne, Kessler, Goldstein & Fox PLLC, specializing in patent and other intellectual property law. Mr. Sterne provides legal services to us as one of our patent and intellectual property attorneys. Mr. Sterne served as a director of ParkerVision from February 2000 to June 2003.

Papken S. der Torossian has been a director since June 2003. Mr. der Torossian was chief executive officer of SVGI from 1986 until 2001. Prior to his joining SVGI, he was president and chief executive officer of ECS Microsystems, a communications and PC company that was acquired by AMPEX Corporation where he stayed on as a manager for a year. From 1976 to 1981 Mr. der Torossian was president of the Santa Cruz Division of Plantronics where he also served as vice president of the Telephone Products Group. Previous to that he spent four years at Spectra-Physics and twelve years with Hewlett-Packard in a variety of management positions. From 1997 to 2001, Mr. der Torossian served on the board of the Silicon Valley Manufacturing Group. Since March 2003, Mr. der Torossian has served as the chairman of the board of directors of Therma-Wave, Inc., a company engaged in the manufacture and sale of process control metrology systems used in manufacturing semiconductors.

Family Relationships

Messrs. Jeffrey and Todd Parker are brothers.

Independence of Directors

Our common stock is listed on the Nasdaq Global Market System, and we follow the rules of Nasdaq in determining if a director is independent. The board of directors also consults with our counsel to ensure that the board of directors’ determination is consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. Consistent with these considerations, the board of directors affirmatively has determined that Messrs. John Metcalf, William L. Sammons, Robert G. Sterne, Nam P. Suh, and Papken S. der Torossian are the independent directors. The other remaining directors are not considered independent due to their current or recent employment by the company.

Audit Committee and Financial Expert

We have an audit committee that is comprised of independent directors and is governed by a board-approved charter. The charter, among other things, contains the committee’s membership requirements and responsibilities. The members of the audit committee are Messrs. John Metcalf, William L. Sammons and Papken der Torossian. Mr. Metcalf serves as chairman of the audit committee.

The board of directors made a qualitative assessment of each member of the audit committee of the board of directors to determine their level of financial knowledge and experience based on a number of factors and has determined that each member is a financial expert within the meaning of all applicable rules. This determination was made with reference to the rules of Nasdaq and the SEC. The board of directors considered each of the members’ ability to understand generally accepted accounting principles and financial statements, their ability to assess the general application of generally accepted accounting principles in connection with our financial statements, including estimates, accruals and reserves, their experience in analyzing or evaluating financial statements of similar breadth and complexity as our financial statements, their understanding of internal controls and procedures for financial reporting and their understanding of the audit committee functions.

Shareholder Proposals and Nominations

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and ten percent shareholders are charged by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during the fiscal year ended December 31, 2006, all filing requirements applicable to the company executive officers, directors and ten percent shareholders were fulfilled.

Code of Ethics

The board of directors has adopted a code of ethics that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the company files or submits to the SEC and others. A copy of the code of ethics may be found on the company’s website at www.parkervision.com.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

Our compensation program is designed to support the business objectives of the Company by structuring compensation packages to retain, reward, motivate and attract employees who possess the required technical and entrepreneurial skills and talent. The objectives of the business are to continue innovative technological advances of our wireless technologies, achieve technical and commercial acceptance of our wireless technologies, and, in doing so, to create significant shareholder value. The Compensation Committee of our board of directors (the “Committee”) is responsible for establishing and reviewing our compensation policies for our executives and ensuring that our executives are compensated in a manner consistent with those policies. The compensation of our executives is designed to reward the achievement of both quantitative and qualitative performance goals which specifically relate to the objectives of the business both short and long term.

There are three primary components of our compensation plan: (1) base salaries, (2) annual performance incentives, and (3) long-term incentives. These components are the same for all employees of the Company. The amount of each component is scaled according to the level of business responsibilities of each individual. Each component of the compensation program, and the manner in which the Committee determined each component for our 2006 fiscal year, are discussed in detail below. In addition, the Company provides standard employee benefits that include health benefits, life insurance and tax-qualified savings plans. The Company does not provide any special employee benefits or perquisites for executives other than supplemental life insurance policies for the benefit of Messrs. Jeffrey Parker and David Sorrells. The Company does not have pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executives or other employees.

Comparative Benchmarking

In establishing the Company’s current executive compensation policies, programs and awards, the Committee engaged Frederic W. Cook & Co., Inc. (“Cook”) in 2005 to assist with the compilation of comparative benchmark data. The Committee reviewed the levels of compensation at competitive companies, consisting of companies who provide equipment in various electronic and computer communications industries. The data from this peer group was considered in determining the proportions of base pay, annual incentive pay and long-term compensation value. All of the components of compensation were targeted at the market median or 50th percentile of the market.

As a result of changes in the Company’s business activities, the Committee re-engaged Cook in 2006 to review its comparative peer group and executive compensation programs. As a result of this engagement, Cook recommended, and the Committee approved, in October 2006, a revised peer group for determining compensation for executives for fiscal 2007.

With the new comparative peer group, base salaries, in the aggregate, continue to be targeted at the market median. The current peer group data provides the amounts actually earned by peer company executives under incentive programs rather than the incentive target amounts. Our executives’ 2006 annual performance incentive targets were established at the median of amounts earned for the comparator group. The Committee has requested that management update the peer group data with annual performance incentive target information once the peer group companies have filed their 2006 proxies under the new SEC disclosure rules. The Committee intends to structure our executives’ annual incentive opportunity in line with the market median. The long-term incentive compensation for our executives was determined by the Committee following its review of the revised peer group data and the market median remained the target for this component of compensation.

The new comparative peer group companies were selected for comparative purposes based on major labor and/or capital market competitors, similar size in terms of market capitalization and similar growth and performance potential. Our current peer group consists of 15 companies from the communications equipment industry with revenues ranging from $6 million to $242 million, EBITDA ranging from a loss of $27 million to earnings of $24 million; employee count ranging from 132 to 481 and market capitalization ranging from $81 million to $356 million. As we are at an early stage of our potential growth and financial performance, the Committee considered market capitalization as the most relevant factor in selecting the peer group. We expect that it will be necessary, as a result of changes in the business, to update the peer group periodically, using the criteria outlined above, in order to maintain a list of relatively comparable companies for compensation evaluation purposes.

Compensation Elements

Base Pay - Base salaries and related benefits are designed to provide basic economic security for our employees. Our base salaries are established at a level that is consistent with competitive practices in a technological, innovative and fast-moving industry in order to help retain and recruit our highly skilled workforce. Overall, base salaries are targeted at the median base salaries for our comparator group in order to allow the Company to compete in the market for exceptional employees without placing an undue emphasis on fixed compensation. The base salary for our CTO, Mr. Sorrells, falls at or above the 75th percentile of our comparator peer group. The Company’s business objectives are heavily reliant upon technical innovation and the Company competes for technical talent with multi-national organizations with significant financial resources and superior employee benefits. As such, the Committee has determined that targeting the 75th percentile or above for highly technical positions is appropriate.

Annual Performance Incentives - Annual performance incentives are specifically designed to link a meaningful portion of the executive’s pay to accomplishment of specific short-term objectives that are necessary for successful execution of the longer-term business plan of the Company.

The annual incentive plan for all employees, including executives, provides for cash awards that are determined at the end of each fiscal year immediately following the performance measurement period. The target award depends upon the Company’s achievement of corporate goals set at the beginning of the performance period, the individual’s level of responsibility, the individual’s personal performance for the period, and the individual’s achievement of specific individual goals that support the overall corporate goals.

The incentive award target for executives is determined annually by the Committee and is defined as a percentage of base salary. Prior to 2006, the Company utilized annual discretionary bonuses rather than a formal performance incentive program. The executive bonuses were determined by the Committee at the end of each fiscal year based on corporate and individual performance and achievement.

In 2006, the Committee approved a formal performance incentive plan with target incentive compensation equal to 75% of base salary for the Chief Executive Officer and 50% of base salary for other named executive officers. These targets were determined based on the median of annual bonuses earned by the original comparative peer group. The plan did not establish a minimum achievement level, nor did it allow for upside opportunity for above-target performance.

The plan allowed executives to elect, in advance, payment of a portion of their annual award in equity. All of the executives elected to receive one-half of the value of their annual award in performance-based share options priced at the market price of the Company’s common stock on May 3, 2006, the date the plan was approved by the Committee. Plan approval included the Committee’s approval of the corporate goals as well as each executive’s individual goals.

For 2006, the corporate goals included (i) sales goals, as measured by design wins with target customers; (ii) technology goals, as measured by integrated circuit design achievements against specified marketing requirements documents and (iii) financial goals, as measured by operating and cash flow targets. An achievement multiplier for each executive is calculated based 75% on corporate goal achievement and 25% on individual goal achievement, as determined by the Committee. It was management's view that the 2006 goals were appropriate but aggressive given the stature of the Company as a new entrant into the targeted OEM space. Management believes that to create value for both management and shareholders, it is desirable to continue establishing goals that are aggressive yet achievable. For 2006, the achievement multipliers ranged from 37% to 42% of the target opportunity. Each of the named executive officers earned the following incentive awards for 2006:

Name and Position	Value of Award Earned Under the 2006 Incentive Plan ($)
Jeffrey Parker, Chief Executive Officer	$102,357
Cindy Poehlman, Chief Financial Officer	$ 43,261
David Sorrells, Chief Technology Officer	$ 52,610

The awards were made through a combination of cash and equity and are reflected in columns (e) and (f) of the Summary Compensation Table below. The equity portion of the awards are also reflected in columns (c) and (d) of the Grants of Plan Based Awards Table below.

Long Term Incentives - Long term incentives are specifically designed to align employee and shareholder interests by rewarding performance that enhances shareholder value. Equity-based awards are used for long-term incentives in order to link employee’s compensation to the value of the Company’s common stock. Stock options have been used as the primary vehicle for equity compensation for all employees, including executives. Stock options are granted at market and have no value without appreciation of the market price of the Company’s stock. Therefore, stock options are considered a strong motivator for enhancing shareholder value through corporate accomplishments.

In 2006, executive long-term equity incentives, in the form of stock options, were granted to executives on October 12, 2006, the date on which the Committee approved the revised comparator peer group data from Cook. The Committee determined the 2006 long-term option award amount based on the median of the comparative peer group data compiled by Cook. The Committee used a Shareholder Value Transfer (“SVT”) Allocation methodology in determining grant award size. SVT refers to the aggregate value or expense of grants as a percent of a company’s total market capitalization. For each executive, a long-term award value was determined and this value was then converted to a number of share options using an estimated Black-Scholes value.

As a result of this analysis, in 2006, the Committee granted an aggregate of 153,000 share options to its named executive officers and an additional 50,000 shares options to other senior management employees as long-term incentive awards, representing approximately 0.6% of the Company’s total market capitalization and approximately 0.9% of total shares outstanding. The options granted for named executives, and all other employees, vest over three years, with the first one-third vesting one year after grant and the remaining two-thirds vesting in monthly increments thereafter.

We continue to evaluate the appropriate mix of long-term pay elements in comparison to the market and in line with our strategy. We believe stock options provide the most appropriate vehicle for long-term compensation because of the link to shareholder value. However, we have considered and will continue to evaluate other forms of equity awards, including restricted stock and restricted share units.

Equity Grant Practices

The Committee reviewed the Company’s equity grant practices with management and determined that grants of equity awards are never back-dated. The grant date of annual and other grants is always on or after the date the Committee or its delegate approves the grants. The Committee and management did determine, however, that improvements could be made in the Company’s grant practices to better align them with best practice guidance. Late in 2006, the Committee adopted a policy to limit the timing of equity grants to specific, pre-determined dates for grants made in 2007 and beyond as discussed in more detail below.

Timing of Equity Grants.

The Committee established new rules effective January 1, 2007 for the timing of equity grants for all employees. Grants in connection with new hires and job promotions are made on the 15th day of the month following the new employee’s hire date and/or the effective date of the job promotion. All other employee equity grants are made on one of four pre-determined quarterly dates, whichever date most closely follows the date that all terms of the grant are approved by the Committee or its delegate. The preset quarterly dates are February 15th, May 15th, August 15th and November 15th, or, if the 15th falls on a non-trading day, the first trading day following such date. In addition, long-term equity grants made to executives and senior managers shall be granted in four equal amounts on the four preset quarterly dates following the date a determination is made by the Committee as to the aggregate award. The intent of this new policy is to (a) eliminate the need to evaluate potential grant dates in light of pending and/or recently disclosed material events and (b) to attempt to mitigate the effect of significant price volatility when a single date is utilized for annual equity awards.

Determination of Option Exercise Prices.

Stock options are generally granted with an exercise price equal to closing market value of the Company’s common stock on the grant date. In 2000, in connection with an employment agreement for the Company’s chief executive officer, options were granted at a premium to the closing market price. Options are never granted with exercise prices below market value on the date of grant.

Role of Executive Officers in Determining Executive Pay

The Committee makes all compensation decisions for all elements of compensation for the CEO and other named executive officers and approves recommendations regarding equity awards for all employees. Our chief executive officer, chief financial officer and human resource management personnel make recommendations to the Committee annually with regard to overall pay strategy including program designs, annual incentive plan design, and long-term incentive plan design for management employees. Our chief executive officer evaluates the performance of the other executive officers annually and makes recommendations regarding their compensation to the Committee for its consideration and determination. Human resource management provides the Committee with market information regarding Mr. Parker’s and other executive officers’ base pay and annual performance incentives as requested. Executives do not recommend or determine any element or component of their own pay package or total compensation amount.

Executive and Director Stock Ownership Requirements

The Company currently does not have a policy with regard to minimum stock ownership for its executives or non-employee directors.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of our named executive officers who served as executive officers during all or a portion of the year ended December 31, 2006. Salary accounts for approximately 70% of total compensation for our chief executive officer and approximately 50% of total compensation for the other named executive officers.

(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)
Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Option Awards(4) ($)	Non-equity Incentive Plan Compensation(1) ($)		All other(5) ($)	Total ($)
Jeffrey Parker, Chief Executive Officer & Chairman of the Board	2006	$325,000	$-	$92,863	$50,279	(2)	$4,520	$472,662

Cynthia Poehlman, Chief Financial Officer	2006	200,000	-	188,636	21,250		-	409,886

David Sorrells, Chief Technology Officer	2006	272,850	-	238,037	25,840		2,100	538,827

Todd Parker, Vice President (3)	2006	141,540	-	60,376	-	(3)	-	201,916

(1)
The named executive officers were not entitled to receive payments which would be characterized as “Bonus” payments for the year ended December 31, 2006 due to the implementation of the 2006 Performance Incentive Plan. Cash awards under this plan are reflected in column (f) as non-equity incentive plan compensation. The value of the equity portion of 2006 performance incentive awards is included in column (e) along with the value of other equity based awards.

(2)
In 2006, our chief executive officer elected to forego a $50,279 cash performance incentive award in lieu of a stock award of 5,089 shares of common stock. Refer to columns (c) and (f) of the Grants of Plan-Based Awards Table below.

(3)
Todd Parker resigned effective September 1, 2006. Our 2006 performance incentive plan requires employment as of the end of the fiscal year in order to be eligible for awards under the plan. As such, Mr. Parker was not eligible for an annual performance incentive award. Furthermore, as a result of his separation from the company, Mr. Parker forfeited 7,541 performance-based share options granted on May 3, 2006 in connection with the 2006 performance incentive plan. Mr. Parker also forfeited 16,667 unvested share options granted in August 2005 and 10,000 unvested share options granted in July 2002.

(4)
The amounts reported in column (e) represent the dollar amount of compensation cost recognized in 2006 in accordance with FAS123R, excluding forfeiture estimates. Refer to Note 8 of the Consolidated Financial Statements included in Item 8 for the assumptions made in the valuation of stock options.

(5)
The amounts reported in column (g) represent the dollar value of premiums paid by the Company with respect to life insurance for the benefit of the executive. The Company has no perquisites or other personal benefits for its executives that exceed $10,000 in the aggregate.

Grants of Plan-Based Awards

The following table summarizes each grant of an award made in 2006 to the executive officers who served as executive officers during all or a portion of 2006.

(a)	(b)	(c)		(d)		(e)	(f)
Name	Grant Date	All other stock awards: Number of shares of stock or units (#)		All other option awards: Number of securities underlying options (#)		Exercise or base price of option awards ($/Sh) ($)	Full Grant Date Fair Value of Equity Award ($)
Jeffrey Parker, Chief Executive Officer & Chairman of the Board	5/3/2006	-		18,382	(1)	$9.80	$126,242	(1)
	10/12/2006	-		90,000	(2)	$8.81	$558,000	(2)
	12/15/2006	5,089	(3)	-		n/a	$50,279	(3)

Cynthia Poehlman, Chief Financial Officer	5/3/2006	-		7,541	(4)	$9.80	$51,789	(4)
	10/12/2006	-		25,000	(2)	$8.81	$155,000	(2)

David Sorrells, Chief Technology Officer	5/3/2006	-		9,898	(5)	$9.80	$67,976	(5)
	10/12/2006	-		38,000	(2)	$8.81	$235,600	(2)

Todd Parker, Vice President	5/3/2006	-		7,541	(6)	$9.80	$51,789	(6)

(1)
Represents the number of shares and related grant date fair value of performance-based share options granted in connection with the 2006 annual performance incentive plan. In accordance with the plan, in December 2006, the Compensation Committee determined that 7,583 of the share options would vest based on performance achievement. The remaining 10,799 share options with a grant date fair value of $74,164 were forfeited in December 2006. Only the fair value of the vested shares, or $52,078, is recognized as compensation in the Company's Consolidated Statement of Operations included in Item 8 and in column (e) of the Summary Compensation Table above.

(2)	Represents a long term equity incentive award for 2006. This award vests over three years and expires seven years from the date of grant.

(3)
Represents shares of common stock issued at the election of the executive in lieu of the cash incentive award determined under the 2006 performance incentive plan. The number of shares awarded was determined by dividing the waived cash award by the closing price of the common stock on December 15, 2006, the date of the award. The fair value of this award is included in column (f) in the Summary Compensation Table above as the cash award was foregone at the election of the executive.

(4)
Represents the number of shares and related grant date fair value of performance-based share options granted in connection with the 2006 annual performance incentive plan. In accordance with the plan, in December 2006, the Compensation Committee determined that 3,205 of the share options would vest based on performance achievement. The remaining 4,336 share options with a grant date fair value of $29,778 were forfeited in December 2006. Only the fair value of the vested shares, or $22,011, is recognized as compensation in the Company's Consolidated Statement of Operations included in Item 8 and in column (e) of the Summary Compensation Table above.

(5)
Represents the number of shares and related grant date fair value of performance-based share options granted in connection with the 2006 annual performance incentive plan. In accordance with the plan, in December 2006, the Compensation Committee determined that 3,898 of the share options would vest based on performance achievement. The remaining 6,000 share options with a grant date fair value of $41,206 were forfeited in December 2006. Only the fair value of the vested shares, or $26,770, is recognized as compensation in the Company's Consolidated Statement of Operations included in Item 8 and in column (e) of the Summary Compensation Table above.

(6)
Represents the number of shares and related grant date fair value of performance-based share options granted in connection with the 2006 annual performance incentive plan. Mr. Parker resigned effective September 1, 2006. The Company’s annual performance incentive plan requires employment as of the end of the fiscal year in order to be eligible for awards under the plan. As such, Mr. Parker was not eligible for an annual performance award and forfeited the shares granted under this plan. The fair market value of the shares granted was not recognized in the Company's financial statements in accordance with FAS123R and is not included in the Summary Compensation Table above.

Employment and Other Agreements

As of December 31, 2006, we had an employment agreement in place with Mr. David Sorrells, our Chief Technology Officer and a director. This agreement expired March 6, 2007. We have non-compete arrangements in place with all of our employees. The terms of the non-compete agreement provides for restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from the Company’s customers.

Effective March 6, 2007, the Company’s compensation committee approved a change in control severance policy for the benefit of its named executives and other senior management employees. This policy provides for compensation to covered employees if they are terminated in connection with a change of control event. The compensation to be paid under this policy includes (a) a multiple of base salary, as determined on an individual by individual basis by the compensation committee; (b) an amount in lieu of annual bonus or incentive compensation; (c) continuation of group health benefits and (d) acceleration of any unvested and outstanding performance-based equity awards. Amounts to be paid to each executive in the event of a change in control are included in the tables under “Potential Payments Upon Termination or Change in Control” below.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards as of December 31, 2006 for each executive officer who served as an executive officer during all or a portion of 2006.

Name	Option Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option Exercise price ($)	Option expiration date
Jeffrey Parker, Chief Executive Officer & Chairman of the Board	112,500	-	-	$11.88	1/09/2007
	12,500	-	-	$19.00	3/10/2008
	350,000	-	-	$41.00	9/07/2010
	150,000	-	-	$61.50	10/01/2010
	15,000	-	-	$19.99	2/26/2012
	75,000	-	-	$5.77	8/09/2012
	10,908	-	-	$8.91	12/20/2012
	7,583	-	-	$9.80	5/03/2013
	0	90,000 (1)	-	$8.81	10/12/2013

Cynthia Poehlman, Chief Financial Officer	5,500	-	-	$15.13	5/15/2007
	3,500	-	-	$23.13	5/16/2007
	7,500	-	-	$15.13	5/15/2008
	4,500	-	-	$23.13	5/16/2008
	9,500	-	-	$15.13	5/15/2009
	5,000	-	-	$23.13	5/16/2009
	30,000	-	-	$41.50	12/31/2009
	12,000	-	-	$20.00	1/15/2011
	11,111	13,889 (1)	-	$5.77	8/09/2012
	4,563	-	-	$8.91	12/20/2012
	3,205	-	-	$9.80	5/03/2013
	0	25,000(1)	-	$8.81	10/12/2013
	60,000	90,000 (2)	-	$5.70	6/25/2014

Name	Option Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option Exercise price ($)	Option expiration date
David Sorrells, Chief Technology Officer	100,000	-	-	$15.13	5/15/2007
	50,000	-	-	$15.13	5/15/2008
	12,500	-	-	$19.00	3/10/2008
	100,000	-	-	$23.13	12/11/2008
	162,000	-	-	$28.25	2/15/2008
	200,000	-	-	$48.00	12/31/2010
	100,000	25,000(2)	-	$9.00	11/21/2012
	15,111	18,889(1)	-	$5.77	8/9/2012
	5,988	-	-	$8.91	12/20/2012
	3,898	-	-	$9.80	5/3/2013
	0	38,000(1)	-	$8.81	10/12/2013
Todd Parker, Vice President	12,500	-	-	$11.88	1/9/2007
	30,000	-	-	$15.13	5/15/2007
	12,500	-	-	$19.00	3/10/2008
	7,500	-	-	$23.13	12/11/2008
	15,000	-	-	$41.00	9/7/2010
	10,000	-	-	$35.13	1/23/2011
	10,000	-	-	$20.00	1/15/2012
	40,000	-	-	$16.61	9/1/2007
	8,333	-	-	$5.77	9/1/2007

(1)	Options vest over the first three years of the seven year option term, with 33% vesting one year following the grant date and the remaining 66% vesting in monthly increments for 24 months thereafter.

(2)	Options vest at a rate of 20% per year for the first five years of the ten-year option term.

Option Exercises and Stock Vested

The following table summarizes the option exercises and vesting of stock awards for the fiscal year ended December 31, 2006 for each executive officer who served as an executive officer during all or a portion of 2006.

Name	Option Awards		Stock Awards
	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Jeffrey Parker, Chief Executive Officer	-	$-	5,089	$ 50,279 (1)
Cynthia Poehlman, Chief Financial Officer	-	-	-	-
David Sorrells, Chief Technology Officer	-	-	-	-
Todd Parker, Vice President	-	-	-	-

(1)	Represents shares granted to Jeffrey Parker in lieu of cash under the 2006 performance incentive plan.

Potential Payments Upon Termination or Change in Control

Payments Made Upon Termination - When an executive officer’s employment is terminated for any reason, other than for cause, he or she is entitled to receive his or her base salary through the date of termination and any earned but unused vacation pay. When an executive officer’s employment is terminated for cause, he or she is only entitled to his or her base salary through the date of termination.

Payments Made Upon Death or Disability - In the event of the death or disability of a named executive officer, in addition to the benefits listed under “Payments Made Upon Termination” above, named executive officers, or their designated beneficiaries, will receive automatic acceleration of fifty percent of any unvested options in accordance with the terms of their individual option agreements. In addition upon death, the beneficiaries of Messrs. Parker and Sorrells will each receive proceeds from company-paid life insurance policies provided to them in their name.

Payments Made Upon a Change in Control- In the event of a change in control event, in addition to the benefits listed under “Payments Made Upon Termination”, named executive officers will receive automatic acceleration of all unvested options in accordance with the terms of their individual option agreements. Furthermore, effective March 6, 2007, the Company’s compensation committee approved a change in control severance policy which provides for compensation to each of the named executives if they are terminated in connection with a change of control event. The compensation to be paid under this policy includes (a) a multiple of base salary, as determined on an individual by individual basis by the compensation committee; (b) an amount in lieu of annual bonus or incentive compensation; (c) continuation of group health benefits and (d) acceleration of unvested and outstanding performance-based equity awards, if any. Amounts to be paid to each executive in the event of a change in control are included in the table below.

The following table reflects the estimated amount of compensation due to each of our named executive officers in the event of termination of their employment. Actual amounts to be paid out could only be determined at the time of an executive’s actual separation from the Company. Todd Parker, Vice President, voluntarily resigned from the Company effective September 1, 2006 and received no payments upon termination.

Executive	Benefit and Payments Upon Separation	Termination due to Change in Control	Disability	Death	Other Termination

Jeffrey Parker, Chief Executive Officer	Salary	$ 975,000 (1)	$ 0	$ 0	$ 0
	Short-term Incentive Compensation	135,200 (2)	0	0	0
	Long-Term Incentive Compensation:
	Stock Options	210,600 (3)	105,300 (4)	105,300 (4)	0
	Benefits & Perquisites:
	Health and Welfare Benefits	19,800	-	-	-
	Life Insurance Proceeds	-	-	1,000,000 (5)	-
	Accrued Vacation Pay	12,500	12,500	12,500	12,500
	Total	$1,353,100	$ 117,800	$1,117,800	$ 12,500

Cynthia Poehlman, Chief Financial Officer	Salary	$ 300,000 (6)	$ 0	$ 0	$ 0
	Short-term Incentive Compensation	57,300 (2)	0	0	0
	Long-Term Incentive Compensation:
	Stock Options	623,700 (3)	311,900 (4)	311,900 (4)	0
	Benefits & Perquisites:
	Health and Welfare Benefits	19,800	0	0	0
	Life Insurance Proceeds	0	0	0	0
	Accrued Vacation Pay	6,500	6,500	6,500	6,500
	Total	$ 1,007,300	$ 318,400	$ 318,400	$ 6,500
David Sorrells, Chief Technology Officer (7)	Salary	$ 826,900 (1)	$ 0	$ 0	$ 0
	Short-term Incentive Compensation	86,000 (2)	0	0	0
	Long-Term Incentive Compensation:
	Stock Options	244,300 (3)	122,150 (4)	122,150 (4)	0
	Benefits & Perquisites:
	Health and Welfare Benefits	19,800
	Life Insurance Proceeds			1,000,000 (5)
	Accrued Vacation Pay	11,500	11,500	11,500	11,500
	Total	$1,188,500	$133,650	$1,133,650	$11,500

(1)
Under the change in control severance policy approved by the compensation committee on March 6, 2007, Messrs. Parker and Sorrells are entitled to receive three times their annual base salary upon termination following a change of control as defined in the agreement.

(2)
Under the change in control severance policy approved by the compensation committee on March 6, 2007, each executive is entitled to receive payment upon termination equal to the greater of (i) the amount of bonus and annual incentive compensation earned by the executive during the last full fiscal year prior to the change in control or (ii) the average of the bonus and annual incentive compensation earned by the executive during the prior three full fiscal years.

(3)
Under the terms of the individual option agreements, any unvested and outstanding options will automatically accelerate upon a change in control event. The amount reflected in the table represents the intrinsic value of options subject to accelerated vesting using the December 29, 2006 closing price of the Company’s common stock of $11.15.

(4)
Under the terms of the individual option agreements, one half of any unvested and outstanding options will automatically accelerate upon death or disability of the executive. The amount reflected in the table represents the intrinsic value of options subject to accelerated vesting using the December 29, 2006 closing price of the Company’s common stock of $11.15.

(5)	Represents proceeds payable by a third-party insurance carrier on a company-paid life insurance policy for the benefit of the executive.

(6)
Under the change in control severance policy approved by the compensation committee on March 6, 2007, Ms. Poehlman is entitled to receive 1.5 times her annual base salary upon termination following a change of control as defined in the agreement.

(7)	Mr. Sorrells’ employment agreement with the Company expired on March 6, 2007. As such, payments upon termination under that agreement are not included in the table.

 Compensation Committee Report

The Compensation Committee of the Board of Directors oversees our company’s compensation programs on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Form 10-K. Based upon the review and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

Submitted by the Compensation Committee:
Nam Suh (Chair)
William Sammons
Papken der Torossian

Compensation of Outside Directors

The Compensation Committee is responsible for establishing outside directors’ compensation. In 2005, the Committee engaged Cook to compile benchmark data for non-employee board compensation using the same peer group companies that were used for executive compensation. Our current director compensation program was implemented in June 2005 based on the Committee’s review of the benchmark data and best practices. The program changes included the elimination of per meeting fees and the addition of cash retainers for committee service. The committee retainers were structured in such a way as to provide distinction between compensation for committee members and chairpersons and between the responsibilities of the various committees.

Our non-employee directors’ compensation plan currently provides for an annual cash retainer of $25,000 for board service. In addition, the plan provides for annual cash retainers for committee participation as follows:

Audit Committee		Compensation Committee		Nominating Committee
Chair	Member	Chair	Member	Chair	Member
$15,000	$7,500	$10,000	$5,000	$5,000	$2,500

All annual retainers are paid in quarterly installments at the end of each fiscal quarter. The plan also provides for an annual stock option award for our directors including an option grant of 40,000 shares upon initial election to the board and 10,000 shares annually following each subsequent year of service. The director options vest at the end of a year of board service. Historically, the directors’ options were granted in June each year following the year of board service. In 2006, the board revised its grant procedures such that the options for the 2006-2007 board year were granted at the first meeting following the 2006 annual shareholders meeting and vest one year from the date of grant.

All board members are reimbursed for reasonable expenses incurred in attending meetings. In addition, the Company reimburses its board members for all or a portion of costs, including travel, for relevant director’s education.

The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2006. Directors who are named executive officers do not receive separate compensation for their service as a director.

(a)	(b)		(c)	(d)		(e)
Name	Fees earned or paid in cash ($)		Stock awards ($)	Option awards(1) ($)		Total ($)
William Hightower	$ 25,000		-	$ 82,300	(2)	$ 107,300
Richard Kashnow	22,750	(3)	-	68,800	(4)	91,550
John Metcalf	42,500	(5)	-	82,300	(2)	124,800
Todd Parker(6)	6,250		-	-		6,250
William Sammons	37,500	(7)	-	82,300	(2)	119,800
Robert Sterne	10,000		-	54,300	(8)	64,300
Nam Suh	32,500		-	82,300	(2)	114,800
Papken der Torossian	34,200		-	82,300	(2)	116,500

(1)
The amount reported in column (d) above represents the compensation expense related to director stock option awards as recognized under FAS123R. As of December 31, 2006, the number of options outstanding for each of our directors was as follows:

Name	Number of securities underlying outstanding options
	(#) exercisable	(#) unexercisable
Papken der Torossian	135,000	10,000
William Hightower	182,500	10,000
John Metcalf	60,000	10,000
William Sammons	160,000	10,000
Robert Sterne	137,500	40,000
Nam Suh	120,000	10,000
Richard Kashnow	135,000	-

The unexercisable shares for each director shall vest in September 2007.

(2)	Messrs. Hightower, Metcalf, Sammons, Suh and der Torossian each received two stock option awards in 2006 as follows:

Date of Grant	# of Shares per Director	Exercise Price per Share	Vesting Date	Expiration Date	Grant Date Aggregate FMV
6/23/2006	10,000	$ 9.79	6/23/2006	6/23/2013	$ 68,800
9/7/2006	10,000	$ 6.17	9/7/2007	9/7/2013	$ 43,100

The June 2006 option award was for the 2005-2006 year of board service and therefore vested immediately. The September 2006 option award was for the 2006-2007 year of board service and will vest one year from the grant date. In the event a director resigns or is removed from the board for cause prior to the vesting date, the option will be forfeited.

(3)	Mr. Kashnow did not stand for re-election in September 2006.

(4)
Mr. Kashnow was granted 10,000 immediately exercisable share options on June 23, 2006 for his 2005-2006 board service. These options were priced at market of $9.79 per share, expire seven years from the grant date and had an aggregate grant date fair value of $68,800.

(5)	The cash retainer for director’s fees for Mr. Metcalf is paid directly to Tatum Board Services, LLC.

(6)
Mr. Todd Parker resigned as an officer and employee of the Company effective September 1, 2006 but remained on the board of directors. Mr. Parker’s compensation as an officer during his employment in 2006 is reflected in the executive Summary Compensation Table. The outside director’s fees earned by Mr. Parker since his resignation are reflected in this table.

(7)
Mr. Sammons has waived receipt of any cash director’s fees. The amounts earned by Mr. Sammons are accrued by the Company and, at Mr. Sammons’ request, distributed to charitable organizations of his choosing.

(8)
In 2006, in connection with his initial election to the board of directors, Mr. Sterne was granted 40,000 share options on September 7, 2006, the date of his election by the shareholders. These options were priced at $6.17 per share which reflects closing market price on the date of grant. The options vest one year from the grant date. In the event Mr. Sterne resigns or is removed from the board for cause prior to the vesting date, these options will be forfeited. The aggregate grant date fair value of these options is $172,400.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of February 28, 2007 with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of our common stock, (ii) each of our director nominees, (iii) each executive officer whose compensation exceeded $100,000 in 2006, and (iv) all of our directors, director nominees and executive officers as a group (based upon information furnished by those persons).

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class(1)

Jeffrey L. Parker	3,119,520	(2)	12.47%
Todd Parker	1,094,984	(3)	4.46%
David F. Sorrells	749,497	(4)	2.98%
William A. Hightower	207,500	(5)	0.84%
John Metcalf	60,000	(6)	0.25%
William L. Sammons	179,750	(7)	0.73%
Robert G. Sterne	138,300	(8)	0.56%
Nam P. Suh	120,000	(9)	0.49%
Papken S. der Torossian	135,000	(10)	0.55%
Cynthia Poehlman	156,379	(11)	0.64%
Wellington Management Company, LLP(13)	3,497,000	(12)	14.34%
Heartland Value Fund(14)	1,951,555	(13)	7.88%
All directors, director nominees and executive officers as a group (10 persons)	5,960,930	(14)	22.20%
______________________________

(1)
Percentage includes all outstanding shares of common stock plus, for each person or group, any shares of common stock that the person or the group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(2)
Includes 620,991 shares of common stock issuable upon currently exercisable options, 2,325,984 shares held by J-Parker Family Limited Partnership and 66,989 shares owned of record by Mr. Parker’s three children over which he disclaims ownership. Mr. Jeffrey L. Parker has sole voting and dispositive power over the shares of common stock owned by the J-Parker Family Limited Partnership, as a result of which Mr. Jeffrey Parker is deemed to be the beneficial owner of such shares. Excludes 127,500 shares of common stock issuable upon options that may become exercisable in the future.

(3)
Includes 137,896 shares of common stock issuable upon currently exercisable options, 876,255 shares held by T-Parker Family Limited Partnership and 10,100 shares owned of record by Mr. Parker’s spouse and child over which he disclaims ownership. Mr. Todd Parker has sole voting and dispositive power over the shares of common stock owned by the T-Parker Family Limited Partnership, as a result of which Mr. Todd Parker is deemed to be the beneficial owner of such shares.

(4)	Represents 749,497 shares of common stock issuable upon currently exercisable options. Does not include 98,139 shares of common stock issuable upon options that may become exercisable in the future.

(5)	Includes 182,500 shares of common stock issuable upon currently exercisable options and excludes 10,000 shares of common stock issuable upon options that may become exercisable in the future.

(6)	Includes 60,000 shares of common stock issuable upon currently exercisable options and excludes 10,000 shares of common stock issuable upon options that may become exercisable in the future.

(7)	Includes 160,000 shares of common stock issuable upon currently exercisable options and excludes 10,000 shares of common stock issuable upon options that may become exercisable in the future.

(8)	Represents 137,500 shares of common stock issuable upon currently exercisable options and excludes 40,000 shares of common stock issuable upon options that may become exercisable in the future.

(9)	Represents 120,000 shares of common stock issuable upon currently exercisable options and excludes 10,000 shares of common stock issuable upon options that may become exercisable in the future.

(10)	Represents 135,000 shares of common stock issuable upon currently exercisable options and excludes 10,000 shares of common stock issuable upon options that may become exercisable in the future.

(11)	Includes 156,379 shares of common stock issuable upon currently exercisable options and excludes 137,639 shares of common stock issuable upon options that may become exercisable in the future.

(12)
The business address of Wellington Management Company, LLP (“Wellington Management”) is 75 State Street, Boston, Massachusetts 02109. Wellington Management, in its capacity as investment adviser, may be deemed to have beneficial ownership of the shares of common stock of the Company that are owned of record by investment advisory clients of Wellington Management. As of February 28, 2007, Wellington Management has shared voting authority over 1,439,000 shares and non voting authority over 2,058,000 shares. The number of shares reported excludes shares underlying currently exercisable warrants as they are not outstanding and there is no vote.

(13)
The address is Heartland Value Fund is 789 North Water Street, Suite 500, Milwaukee, Wisconsin, 53202. Heartland Advisors, Inc. is the investment advisor for Heartland Value Fund. The number of shares reported includes 375,000 shares underlying a currently exercisable warrant.

(14)
Includes 2,459,763 shares of common stock issuable upon currently exercisable options held by directors and officers and excludes 453,278 shares of common stock issuable upon options that may vest in the future held by directors and officers (see notes 3, 4, 5, 6, 7, 8, 9, 10, 11, and 12 above).

Equity Compensation Plan Information

The following table gives the information about common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2006, including the 1993 Stock Plan, the 2000 Performance Equity Plan and other miscellaneous plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,109,590	$20.38	895,093
Equity compensation plans not approved by security holders	115,000	$23.25	0
Total	5,224,590		895,093

The equity compensation plans reported upon in the above table that were not approved by security holders include:

•	Options to purchase 25,000 shares granted to two directors in March 1999 at exercise prices of $23.25 per share. These options are vested and expire in March 2009.

•
Options to purchase 100,000 shares granted to an employee in March 1999 at an exercise price of $23.25. These options vested over five years, ending on May 26, 2004, and expire in May 2009. As of December 31, 2005, options to purchase 90,000 shares were subject to this agreement and 10,000 options have been exercised.

Item 13. Certain Relationships and Related Transactions

Prior to June 2006, we leased our headquarters facility pursuant to a lease agreement dated March 1, 1992 with Jeffrey L. Parker, our chief executive officer and Barbara Parker, a related party. For each of the years ended December 31, 2006, 2005, and 2004, we incurred approximately $140,000, $280,000 and $280,000, respectively, in rental expense under the lease. We believe that the terms of the lease were no less favorable to us than terms we could have obtained from an unaffiliated third party.

The Company paid approximately $1,532,000, $1,921,000 and $1,519,000 in 2006, 2005 and 2004, respectively, for patent-related legal services to a law firm, of which Robert Sterne, a Company director since September 2006, is a partner.

Item 14. Principal Accountant Fees and Services

The firm of PricewaterhouseCoopers LLP acts as our principal accountants. The following is a summary of fees paid to the principal accountants for services rendered.

Audit Fees. For the years ended December 31, 2005 and December 31, 2006, the aggregate fees billed for professional services rendered for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $617,827 and $390,000, respectively.

Audit Related Fees. For the years ended December 31, 2005 and December 31, 2006, there were no fees billed for professional services by our principal accountants for assurance and related services.

Tax Fees. For the years ended December 31, 2005 and December 31, 2006, there were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice or tax planning.

All Other Fees. For each of the years ended December 31, 2005 and December 31, 2006, the aggregate fees billed for other professional services by our principal accountants were approximately $1,500 for an annual license fee for accounting research software.

All the services discussed above were approved by our audit committee. The audit committee pre-approves the services to be provided by our principal accountants, including the scope of the annual audit and non-audit services to be performed by the principal accountants and the principal accountants’ audit and non-audit fees. The audit committee also reviews and recommends to the board of directors whether or not to approve transactions between the company and an officer or director outside the ordinary course of business.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 of Registration Statement No. 33-70588-A)

3.2	Amendment to Amended Articles of Incorporation dated March 6, 2000 (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1999)

3.3	Bylaws, as amended (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1998)

3.4	Amendment to Certificate of Incorporation dated July 17, 2000 (incorporated by reference from Exhibit 3.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

Exhibit Number	Description

3.5	Certificate of Designations of the Preferences, Limitations and Relative Rights of Series E Preferred Stock (incorporated by reference from Exhibit 4.02 of Form 8-K dated November 21, 2005)

4.1	Form of common stock certificate (incorporated by reference from Exhibit 4.1 of Registration Statement No. 33-70588-A)

4.2	Purchase Option between the Registrant and Tyco Sigma Ltd. dated May 22, 2000 (incorporated by reference from Exhibit 4.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

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

Exhibit Number	Description

4.10	Form of Rights Certificate pursuant to Shareholder Protection Rights Agreement (incorporated by reference from Exhibit 4.03 of Form 8-K dated November 21, 2005)

4.11	Standard Form of Employee Option Agreement*

10.1	1993 Stock Plan, as amended (incorporated by reference from the Company's Proxy Statement dated October 1, 1996)

10.2	Subscription agreement between the Registrant and Tyco Sigma Ltd dated May 22, 2000 (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended June 30, 2000)
10.3
Subscription agreement between the Registrant and Leucadia National Corporation dated May 22, 2000 (incorporated by reference from Exhibit 10.2 of Quarterly Report on Form 10-Q for the period ended June 30, 2000)

10.4
Transfer and registration rights agreement between the Registrant and Peconic Fund Ltd. dated May 22, 2000 (incorporated by reference from Exhibit 10.3 of Quarterly Report on Form 10-Q for the period ended June 30, 2000)

10.5
Subscription agreement between the Registrant and Texas Instruments, Inc. dated March 8, 2001 (incorporated by reference fro the Exhibit 10.16 of the Annual Report on Form 10-K for the period ended December 31, 2000)

10.6	Stock option agreement dated September 7, 2000 between Jeffrey Parker and Registrant (incorporated by reference from Exhibit 10.2 of Quarterly Report on Form 10-Q for the period ended June 30, 2001)
10.7	Stock option agreement dated September 7, 2000 between Jeffrey Parker and Registrant (incorporated by reference from Exhibit 10.3 of Quarterly Report on Form 10-Q for the period ended June 30, 2001)
10.8	2000 Performance Equity Plan (incorporated by reference from Exhibit 10.11 of Registration Statement No. 333-43452)

10.9	Form of 2002 Indemnification Agreement for Directors and Officers (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended September 30, 2002)

10.10
Subscription agreement between the Registrant and Leucadia National Corporation dated March 26, 2003 (incorporated by reference from Exhibit 10.24 of Annual Report on Form 10-K for the period ended December 31, 2002)

Exhibit Number	Description

10.11	Subscription agreement between the Registrant and David Cumming dated March 26, 2003 (incorporated by reference from Exhibit 10.29 of Annual Report on Form 10-K for the period ended December 31, 2002)

10.12
Asset Purchase Agreement and related ancillary agreements, dated as of February 25, 2004, among the Company, Thomson and Thomson Licensing (incorporated by reference from Exhibits 2.1, 10.1, 10.2, 10.3, 10.4, 10.4 and 10.6 of Current Report on Form 8-K for the event date of February 25, 2004)

10.13
Form of Stock Purchase Agreement with each of the investors in the March 2005 private placement who are the Selling Stockholders (incorporated by reference from Exhibit 10.29 of Annual Report on Form 10-K for the period ended December 31, 2004)

10.14	List of Investors for Subscription Agreement and Warrants dated March 10, 2005 (incorporated by reference from Exhibit 10.30 of Annual Report on Form 10-K for the period ended December 31, 2004)

10.15
Form of Stock Purchase Agreement with each of the investors in the February 2006 private placement who are the Selling Stockholders (incorporated by reference from Exhibit 10.1 of Form 8-K dated February 3, 2006)

10.16	List of Investors for Subscription Agreement and Warrants dated February, 3 2006 (incorporated by reference from Exhibit 10.3 of Form 8-k dated February 3, 2006)

10.17
Form of Stock Purchase Agreement with each of the investors in the February 2007 private placement who are the Selling Stockholders (incorporated by reference from Exhibit 10.1 of Form 8-K dated February 23, 2007)

10.18	List of Investors for Subscription Agreement dated February 23, 2007 (incorporated by reference from Exhibit 10.2 of Form 8-K dated February 23, 2007)

10.19	Change in Control Severance Policy dated March 6, 2007*

21.1	Table of Subsidiaries (incorporated by reference from Exhibit 22.1 of Annual Report on Form 10-K for the period ended December 31, 2004)

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey Parker*

31.2	Rule 13a-14 and 15d-14 Certification of Cynthia Poehlman*

32.1	Section 1350 Certification of Jeffrey Parker and Cynthia Poehlman*

99.1	Compensation Committee Charter*

* Filed herewith

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Reports on Form 8-K

1.
Form 8-K, dated February 23, 2007. Item 2.02 - Results of Operations and Financial Condition. Announcement of the completion of a private placement. Item 3.02 - Unregistered Sales of Equity Securities. Announcement of the sale of 992,441 shares of common stock for aggregate proceeds of $8.4 million and related registration requirements.

Signatures

In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2007
PARKERVISION, INC.

By:  /s/ Jeffrey L. Parker
        Jeffrey L. Parker
        Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Jeffrey L. Parker	Chief Executive Officer and Chairman	March 7, 2007
	Jeffrey L. Parker	of the Board (Principal Executive Officer)

By:	/s/ Cynthia L. Poehlman	Chief Financial Officer (Principal Accounting	March 7, 2007
	Cynthia L. Poehlman	Officer)

By:	/s/ David F. Sorrells	Chief Technical Officer and Director	March 7, 2007
David F. Sorrells

By:	/s/ William A. Hightower	Director	March 7, 2007
William A. Hightower

By:	/s/ John Metcalf	Director	March 7, 2007
John Metcalf

By:	/s/ Todd Parker	Director	March 7, 2007
Todd Parker

By:	/s/ William L. Sammons	Director	March 7, 2007
William L. Sammons

By:	/s/ Robert G. Sterne	Director	March 7, 2007
Robert G. Sterne

By:	/s/ Nam P. Suh	Director	March 7, 2007
Nam P. Suh

By:	/s/ Papken der Torossian	Director	March 7, 2007
Papken der Torossian

PARKERVISION, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

Valuation Allowance for Income Taxes	Balance at Beginning of Period	Provision	Write-Offs	Balance at End of Period

Year ended December 31, 2004	44,863,806	6,382,942	0	51,246,748
Year ended December 31, 2005	51,246,748	9,454,464	0	60,701,212
Year ended December 31, 2006	60,701,212	6,340,888	0	67,042,100

Index to Exhibits

4.11	Standard Form of Employee Option Agreement

10.19	Change in Control Severance Policy

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey Parker

31.2	Rule 13a-14 and 15d-14 Certification of Cynthia Poehlman

32.1	Section 1350 Certification of Jeffrey Parker and Cynthia Poehlman

99.1	Compensation Committee Charter