Form 10-Q
period 2007-03-31
PARKERVISION INC
filed 2007-05-09
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________to____________

Commission file number 0-22904

PARKERVISION, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2971472
(State or other jurisdiction of	I.R.S. Employer ID No.
incorporation or organization)

7915 Baymeadows Way, Ste 400
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2007, 24,487,576 shares of the Issuer’s Common Stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2007	December 31, 2006
CURRENT ASSETS:
Cash and cash equivalents	$19,016,213	$13,225,528
Prepaid expenses	870,492	1,025,132
Other current assets	141,218	121,903
Total current assets	20,027,923	14,372,563

PROPERTY AND EQUIPMENT, net	1,969,327	2,094,300

OTHER ASSETS, net	10,188,747	10,208,484
Total assets	$32,185,997	$26,675,347

CURRENT LIABILITIES:
Accounts payable	$338,732	$382,489
Accrued expenses:
Salaries and wages	450,826	328,817
Professional fees	268,251	231,372
Other accrued expenses	329,747	116,713
Total current liabilities	1,387,556	1,059,391

DEFERRED RENT	412,757	433,340
Total liabilities	1,800,313	1,492,731

COMMITMENTS AND CONTINGENCIES (Notes 7, 8, 9 and 10)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 24,473,826 and 23,387,566 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	244,738	233,876
Warrants outstanding	20,074,228	20,290,878
Additional paid-in capital	163,933,626	154,056,663
Accumulated deficit	(153,866,908)	(149,398,801)
Total shareholders' equity	30,385,684	25,182,616
Total liabilities and shareholders' equity	$32,185,997	$26,675,347

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2007	2006
Product revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Research and development expenses	2,732,451	2,557,768
Marketing and selling expenses	666,823	554,392
General and administrative expenses	1,273,653	1,389,240
Total operating expenses	4,672,927	4,501,400

Interest and other income	204,820	157,826

Net loss	(4,468,107)	(4,343,574)

Unrealized gain on securities	-	1,006

Comprehensive loss	$(4,468,107)	$(4,342,568)

Basic and diluted net loss per common share	$(0.19)	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,468,107)	$(4,343,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	408,512	478,728
Stock-based compensation	495,425	655,384
Loss on disposal of equipment	769	-
Changes in operating assets and liabilities
Accounts receivable, net	-	14,184
Prepaid expenses and other assets	96,122	29,137
Accounts payable and accrued expenses	326,121	255,404
Deferred rent	(18,539)	-
Total adjustments	1,308,410	1,432,837
Net cash used in operating activities	(3,159,697)	(2,910,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity/sale of investments	-	295,000
Payments for patent costs and other intangible assets	(179,486)	(332,318)
Purchases of property and equipment	(61,485)	(5,104)
Net cash used in investing activities	(240,971)	(42,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	9,191,353	16,297,430
Net cash provided by financing activities	9,191,353	16,297,430

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,790,685	13,344,271

CASH AND CASH EQUIVALENTS, beginning of period	13,225,528	10,273,635

CASH AND CASH EQUIVALENTS, end of period	$19,016,213	$23,617,906

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business

ParkerVision, Inc. and its subsidiary (the “Company”, “ParkerVision”, or “we”) design, develop and market semiconductor technologies for wireless applications. We are marketing our proprietary radio-frequency (RF) technology solutions to original equipment manufacturers (OEMs) who manufacture third generation (3G) mobile handsets. In addition, on May 2, 2007, we entered into agreements with ITT Corporation for the design and use of our technology in government applications as more fully discussed in Note 13.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements of ParkerVision have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations have been included.

The condensed balance sheet data for the year ended December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2006.

Certain reclassifications have been made to the 2006 consolidated interim financial statements in order to conform to the 2007 presentation.

3. Accounting Policies

There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2006, except for the adoption of FIN48, as more fully discussed in Note 9.

4. Consolidated Statements of Cash Flows

In connection with the private placement of 2,373,355 shares of the Company’s common stock on February 3, 2006, we issued warrants to purchase 593,335 shares of common stock. These warrants were recorded at their relative fair value of approximately $2.6 million (see Note 8).

On January 3, 2006, we issued 6,035 shares of its common stock valued at approximately $53,000 to a consultant as consideration for engineering consulting services.

5. Loss per Share

Basic loss per share is determined based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended March 31, 2007 and 2006 are 23,815,313 and 22,389,861, respectively. Options and warrants to purchase 7,447,043 and 7,535,157 shares of common stock were outstanding at March 31, 2007 and 2006, respectively, and were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

6. Other Assets

Other assets consist of the following:

	March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$13,605,640	$3,881,550	$9,724,090
Prepaid licensing fees	705,000	654,000	51,000
Deposits and other	413,657	-	413,657
	$14,724,297	$4,535,550	$10,188,747

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$13,426,154	$3,706,477	$9,719,677
Prepaid licensing fees	705,000	606,250	98,750
Deposits and other	390,057	0	390,057
	$14,521,211	$4,312,727	$10,208,484

7. Accounting for Stock-Based Compensation

The following table presents share-based compensation expense included in our consolidated statements of operations for the three months ended March 31, 2007 and 2006, respectively:

	Three months ended
	March 31, 2007	March 31, 2006
Research and development expense	$162,758	$259,197
Sales and marketing expense	102,469	118,092
General and administrative expense	230,198	278,095
Total share-based expense	$495,425	$655,384

We did not capitalize any expense related to share-based payments. We estimate the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected dividend yield.

We had no option grants for the three months ended March 31, 2006. The fair value of each option grant issued during the period ended March 31, 2007 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Three months ended March 31, 2007
Expected volatility	68.68% - 72.87%
Risk free interest rate	4.68% - 4.71%
Expected life	4 - 7 years
Dividend yield	-

Stock Incentive Plans

Options to purchase 830,876 shares of common stock were available for future grants under our stock incentive plans at March 31, 2007. A summary of option activity under our stock incentive plans as of March 31, 2007, and changes during the three-month period then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at January 1, 2007	5,109,590	$20.38
Granted	66,517	9.89
Exercised	(46,100)	7.91		$196,533
Expired	(203,700)	14.18
Outstanding at March 31, 2007	4,926,307	$20.62	4.24 years	$11,852,899
Exercisable at March 31, 2007	3,959,319	$23.73	3.76 years	$6,685,257

A summary of the status of nonvested shares as of March 31, 2007, and changes during the three months ended March 31, 2007 is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2007	928,053	$4.82
Granted	66,517	6.65
Vested	(27,582)	5.04
Nonvested at March 31, 2007	966,988	$4.94

As of March 31, 2007, there was $3,457,017 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock incentive plans. That cost is expected to be recognized over a weighted-average period of 2.31 years. The total fair value of shares vested during the three months ended March 31, 2007 was $138,946.

Non-Plan Options/Warrants

We have granted options and warrants outside our stock incentive plans for employment inducements, non-employee consulting services, and for underwriting and other services in connection with securities offerings. Non-plan options and warrants are generally granted with exercise prices equal to fair market value of the underlying shares at the date of grant. No non-plan options or warrants were granted in the three months ended March 31, 2007.

A summary of non-plan option and warrant activity as of March 31, 2007, and changes during the three-month period then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at January 1, 2007	2,570,736	$25.26
Exercised	(50,000)	9.00		$210,500
Outstanding at March 31, 2007	2,520,736	$25.59	3.97	$5,615,308
Exercisable at March 31, 2007	2,520,736	$25.59	3.97	$5,615,308

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2007 was $784,105. No tax benefit was realized for the tax deductions from option exercise of the share-based payment arrangements for the three months ended March 31, 2007 as the benefits were fully offset by a valuation allowance.

8. Stock Authorization and Issuance

On February 23, 2007, we completed the sale of an aggregate of 992,441 shares of our common stock to a limited number of domestic institutional and other investors in a private placement transaction pursuant to offering exemptions under the Securities Act of 1933. The shares were sold at a price of $8.50 per share, for net proceeds of approximately $8.4 million. The net proceeds from this transaction will be used for general working capital purposes.

We have a registration payment arrangement with regard to the common stock issued in the private offering. We were required to file a registration statement within 45 days of closing and cause the registration statement to become effective on or prior to the earlier of (i) the fifth trading day following the date we were notified by the SEC that the registration statement will not be reviewed or is no longer subject to review and (ii) 120 days after the closing date. Our registration statement became effective on March 30, 2007 thus fulfilling these obligations. In addition, we are required to use reasonable commercial efforts to maintain the registration statement’s effectiveness until the earlier of (i) two years after the closing or (ii) such time as all common stock purchased in the private placement has been sold pursuant to a registration statement. In the event the registration statement ceases to be effective for any continuous period that exceeds 30 days or for one or more periods that exceed an aggregate of 60 days in any 12-month period (a “Registration Default”), we shall pay the investors an amount in cash equal to 1% of the aggregate purchase price paid for each 30-day period of a Registration Default. The maximum penalty that we may incur under this registration payment arrangement is 10% of the aggregate purchase price, or $843,575, subject to reduction for shares sold or transferred and not held at the penalty determination date. Any payments made are to be prorated for any portion of a 30-day period of a Registration Default and allocated to the investor based on the number of shares owned by the investor at the time of the Registration Default. We do not believe that payment under the registration payment arrangement is probable and therefore no related liability has been recorded in the accompanying financial statements.

On February 3, 2006, we completed the sale of an aggregate of 2,373,335 shares of common stock in a private placement transaction. The shares were sold at a price of $7.50 per share, for net proceeds of approximately $16.2 million. Warrants to purchase an additional 593,335 shares of common stock were issued in connection with the transaction for no additional consideration. The warrants are immediately exercisable at an exercise price of $8.50 per share and expire on February 3, 2011. We may redeem the warrants after February 3, 2008, at $.01 per warrant, provided that the shares underlying the warrants are registered for resale and the common stock traded at a volume weighted-average price equal to or greater than 200% of the then exercise price for a prescribed period of time. The estimated fair value of the warrants of $2,597,396 was classified as equity on the issuance date.

We have a registration payment arrangement with regard to the common stock issued in the private offering. Specifically, we are required to use reasonable commercial efforts to maintain the registration statement’s effectiveness until the earlier of (i) two years after the closing, (ii) such time as all common stock purchased in the private placement have been sold pursuant to a registration statement, or (iii) the date on which the investors may sell all shares and warrant shares without restriction by the volume limitations of Rule 144(e) of the Securities Act. In the event the registration statement ceases to be effective for any continuous period that exceeds 30 days or for one or more periods that exceed an aggregate of 60 days in any 12-month period (a “Registration Default”), we shall pay the investors an amount in cash equal to 1% of the aggregate purchase price paid for each 30-day period of a Registration Default. The maximum penalty that we may incur under this arrangement is 10% of the aggregate purchase price, or $1,780,001, subject to reduction for shares sold or transferred and not held at the penalty determination date. Any payments, if made, will be prorated for any portion of a 30-day period of a Registration Default and allocated to the investor based on the number of shares owned by the investor at the time of the Registration Default. We are not required to pay any penalties related to warrants or shares underlying the warrants. We do not believe that payment under the registration payment arrangement is probable and therefore no related liability has been recorded in the accompanying financial statements.

9. Accounting for Income Taxes

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”, (“FIN 48”).  FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on recognition and classification of income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.   We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We have identified our federal and Florida tax returns as our only major jurisdictions, as defined.  The periods subject to examination for those returns are the 1993 through 2006 tax years.

At January 1, 2007, we had an unrecognized tax benefit of approximately $1.8 million which did not change significantly during the three months ended March 31, 2007.   Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of a valuation allowance. The application of FIN 48 would have resulted in a decrease to retained earnings of $1.4 million, except that the decrease was fully offset by the application of a valuation allowance. Additionally, as a result of the implementation of FIN 48, we decreased a deferred tax asset and its associated valuation allowance by approximately $1.8 million.

At December 31, 2006, the Company had NOL and research and development tax credit carry-forwards for income tax purposes of $146,213,571 and $10,077,457, respectively, which expire in varying amounts from 2008 through 2025.  Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986.  These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  We have raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control as defined by Section 382, or could result in a change of control in the future upon subsequent disposition.  We have not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future.  If we have experienced a change of control at any time since the Company’s formation, utilization of our NOL and R&D credit carryforwards would be subject to an annual limitation under Section 382 which is determined first by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required.  Any limitation may result in the expiration of a portion of the NOL or R&D credit carryforwards before utilization.  Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our income tax expense.  As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.  For the three month periods ended March 31, 2007 and 2006, we did not incur any income tax related interest income, expense or penalties.

10. Commitments and Contingencies

We are subject to legal proceedings and claims which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

11. Liquidity and Capital Resources

We operate in a highly competitive industry with rapidly changing and evolving technologies and an increasing number of market entrants. Our potential competitors have substantially greater financial, technical and other resources than we do. We have made significant investments in developing our technologies and products, the returns on which are dependent upon the generation of future revenues for realization. We have not yet generated sufficient revenues to offset our expenses. We have incurred losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sale of our equity securities to fund our operations.

On February 23, 2007, we completed the sale of an aggregate of 992,441 shares of common stock to a limited number of institutional and other investors in a private placement for net proceeds of approximately $8.4 million (see Note 8).

At March 31, 2007, we had an accumulated deficit of approximately $153.9 million and working capital of approximately $18.6 million. Management does not expect that revenues in 2007 will be sufficient to offset the expenses from continued investment in product development and marketing activities. Therefore, we expect operating losses and negative cash flows to continue in 2007 and possibly beyond.

The long-term continuation of our business plans is dependent upon generation of sufficient revenues from our technologies and products to offset expenses. In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private financing and/or reduce certain discretionary spending. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended long-term business objectives.

12. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We will adopt the provisions of SFAS 157 on January 1, 2008. We have evaluated SFAS 157 and do not anticipate that it will have an impact on our financial statements when adopted.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to elect to measure many financial instruments and certain other items at fair value and also amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159; however we do not anticipate that it will have a significant impact on the financial statements when adopted.

13.  Subsequent Event

On May 2, 2007, we entered into an Engineering Services Agreement and a Licensing Agreement (collectively, the “Agreements”) with ITT Corporation (“ITT”) for the design and use of our d2p technology. Under the Agreements, we will provide engineering consulting and design services to ITT on a time and materials basis for the development of products using our technology and will be paid royalties on a per unit basis for products sold by ITT that incorporate our d2p technology. Under the terms of the Agreements, ITT has rights to use our d2p technology in government applications worldwide.

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

Results of Operations for Each of the Three Month Periods Ended March 31, 2007 and 2006

General

We have made significant investments in developing our technologies and products, the returns on which are dependent upon the generation of future revenues for realization. We have not yet generated revenues sufficient to offset our operating expenses and have used the proceeds from the sale of our equity securities to fund our operations.

Subsequent Event

On May 2, 2007, we entered into an Engineering Services Agreement and a Licensing Agreement (collectively, the “Agreements”) with ITT Corporation (“ITT”) for the design and use of our d2p technology. Under the Agreements, we will provide engineering consulting and design services to ITT on a time and materials basis for the development of products using our technology and will be paid royalties on a per unit basis for products sold by ITT that incorporate our d2p technology. Under the terms of the Agreements, ITT has rights to use our d2p technology in government applications worldwide.

Future revenues from engineering services and royalties under the ITT agreements are expected to offset a portion of our annual operating expenses, and cumulative royalties for the license of our d2p technology to ITT are estimated to be approximately $25 million.

Critical Accounting Policies

There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2006, except for the adoption of FIN48, as more fully discussed in Note 9 to the accompanying financial statements.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2007 were $2,732,451 as compared to $2,557,768 for the same period in 2006. The increase of $174,683, or 7%, was primarily due to an increase in prototype production costs of approximately $245,000, offset by a decrease in share-based compensation of approximately $96,000. The increase in prototype production costs is due to the timing of the prototype production runs from year to year.

Marketing and Selling Expenses

Marketing and selling expenses for the three months ended March 31, 2007 were $666,823, representing an $112,431, or 20%, increase from marketing and selling expenses of $554,392 for the same period in 2006. This increase is primarily due to an increase in personnel and consulting costs representing additional personnel for technical sales support and expansion of network carrier relationships.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2007 were $1,272,884 as compared to $1,389,240 for the same period in 2006, representing a decrease of $116,356, or 8%. The decrease is primarily due to a decrease in depreciation expense of approximately $61,000 and a decrease in share-based compensation expense of approximately $48,000. The decrease in depreciation expense is due to depreciation of leasehold improvements at our previous facility during the first quarter of 2006.

Interest and Other Income

Interest and other income consist of interest earned on our investments, net gains recognized on the sale of investments, and other miscellaneous income. Interest and other income for the three months ended March 31, 2007 was $204,820, as compared to $157,826 for the same period in 2006. The increase of $46,994 for the three-month period was primarily due to an increase in interest earned on cash from the proceeds of private placements of equity securities, offset by the continued use of cash and investments to fund operations.

Loss and Loss per Share

We had a net loss of $(4,468,107) or $(0.19) per common share for the three months ended March 31, 2007 as compared to net loss of $(4,343,574) or $(0.19) per common share for the same period in 2006, representing an increase in net loss of $124,533. This increase is primarily due to a 3.8% increase in operating expenses from the same period in 2006.

Liquidity and Capital Resources

At March 31, 2007, we had working capital of approximately $18.6 million which represented an increase of approximately $5.3 million from working capital of $13.3 million at December 31, 2006. The increase was due to the proceeds from the private placement in February 2007 of approximately $8.4 million and proceeds from the exercise of warrants and employee stock options during the first quarter of 2007 of approximately $0.8 million, offset by approximately $3.2 million in cash used for operating activities and approximately $0.2 million of cash invested in intellectual property protection in the first quarter of 2007.

Our future business plans call for continued investment in sales, marketing and product development for our wireless technologies and products. Our ability to generate revenues will largely depend upon the rate at which we are able to secure OEM adoption of our technology and products. The expected revenues for 2007 will not be sufficient to cover our operational expenses for 2007. The expected continued losses and negative cash flow will continue to be funded by the use of our available working capital.

We believe that our current capital resources will be sufficient to support our liquidity requirements at least through the first half of 2008. The long-term continuation of our business plans is dependent upon generation of sufficient revenues from our products to offset expenses. In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private financing and/or reduce certain discretionary spending. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended long-term business objectives.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of March 31, 2007, we had outstanding warrants to purchase 2,405,736 shares of common stock that were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001, 2005 and 2006. These warrants have exercise prices ranging from $8.50 to $56.66 per share with a weighted average exercise price of $25.70 and a weighted average remaining contractual life of approximately 4 years. The estimated fair value of these warrants of $20,074,228 is included in shareholders’ equity in our consolidated balance sheets.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007 was made under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

For the three month period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

In addition to other information in this Quarterly Report on Form 10-Q, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2006 should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. The risks described in our 2006 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Date of sale	Title of security	Number sold	Consideration received and description of underwriting or other discounts to market price afforded to purchasers	Exemption from registration claimed	If option, warrant or convertible security, terms of exercise or conversion
2/15/07	Options to purchase common stock granted to employees pursuant to the 2000 Plan	65,250	Option granted - no consideration received by Company until exercised	4(2)	Options vest over three years and remain exercisable for seven years from the grant date at an exercise price of $9.89 per share.

2/15/07	Options to purchase common stock granted to employee pursuant to the 2000 Plan	1,267	Option granted - no consideration received by Company until exercised	4(2)	Options vest immediately and remain exercisable for seven years from the grant date at an exercise price of $9.89 per share.

2/23/07	Common Stock	992,441	Received net proceeds of $8.4 million	4(2)	n/a

3/30/07	Common Stock	47,719	Received proceeds of $419,625	4(2)	Exercise of warrants issued in connection with private placement transaction in March 2005.

ITEM 3.  Defaults Upon Senior Securities. Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders. None

ITEM 5. Other Information. Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

31.1 Section 302 Certification of Jeffrey L. Parker, CEO

31.1 Section 302 Certification of Cynthia Poehlman, CFO

32.1 Section 906 Certification

(b) Reports on Form 8-K.

1.	Form 8-K, dated May 2, 2007. Item 1.01 - Entry into a Material Definitive Agreement. Intellectual property licensing and engineering services agreement with ITT Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc. Registrant

May 9, 2007	By:	/s/ Jeffrey L. Parker
Jeffrey L. Parker Chairman and Chief Executive Officer

May 9, 2007	By:	/s/ Cynthia L. Poehlman
Cynthia L. Poehlman Chief Financial Officer