Form 10-Q
period 2007-06-30
PARKERVISION INC
filed 2007-08-08
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer ☒	Non-accelerated filer☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 3, 2007, 24,904,034 shares of the Issuer’s Common Stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PARKERVISION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2007	December 31, 2006
CURRENT ASSETS:
Cash and cash equivalents	$19,422,217	$13,225,528
Accounts receivable	89,546	-
Prepaid expenses	653,531	1,025,132
Other current assets	112,667	121,903
Total current assets	20,277,961	14,372,563

PROPERTY AND EQUIPMENT, net	2,075,123	2,094,300

OTHER ASSETS, net	10,254,567	10,208,484
Total assets	$32,607,651	$26,675,347

CURRENT LIABILITIES:
Accounts payable	$896,996	$382,489
Accrued expenses: Salaries and wages	769,025	328,817
Professional fees	265,575	231,372
Other accrued expenses	152,125	116,713
Total current liabilities	2,083,721	1,059,391

DEFERRED RENT	391,472	433,340
Total liabilities	2,475,193	1,492,731
COMMITMENTS AND CONTINGENCIES (Notes 7, 8, 9 and 10)
SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 24,904,034 and 23,387,566 shares issued and outstanding at June 30, 2007 and December 31, 2006 respectively	249,040	233,876
Warrants outstanding	18,298,383	20,290,878
Additional paid-in capital	169,867,912	154,056,663
Accumulated deficit	(158,282,877)	(149,398,801)
Total shareholders' equity	30,132,458	25,182,616
Total liabilities and shareholders' equity	$32,607,651	$26,675,347

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Service revenue	$89,546	$-	$89,546	$-
Cost of sales	76,685	-	76,685	-
Gross margin	12,861	-	12,861	-

Research and development expenses	2,557,621	2,530,159	5,290,072	5,087,927
Marketing and selling expenses	680,732	522,367	1,347,555	1,076,759
General and administrative expenses	1,426,722	1,551,039	2,700,375	2,940,279
Total operating expenses	4,665,075	4,603,565	9,338,002	9,104,965

Interest and other income	236,245	284,342	441,065	442,168

Net loss	(4,415,969)	(4,319,223)	(8,884,076)	(8,662,797)

Unrealized gain on securities	-	-	-	1,006

Comprehensive loss	$(4,415,969)	$(4,319,223)	$(8,884,076)	$(8,661,791)

Basic and diluted net loss per common share	$(0.18)	$(0.18)	$(0.37)	$(0.38)

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,415,969)	$(4,319,223)	$(8,884,076)	$(8,662,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	399,981	386,508	808,493	865,236
Stock compensation	515,170	830,889	1,010,595	1,486,273
Loss on disposal and impairment of equipment	12,156	-	12,925	-
Changes in operating assets and liabilities:
Accounts receivable, net	(89,546)	670	(89,546)	14,854
Prepaid expenses and other assets	233,208	291,378	329,330	320,515
Accounts payable and accrued expenses	694,101	482,196	1,020,222	737,600
Deferred rent	(19,221)	-	(37,760)	437,314
Total adjustments	1,745,849	1,991,641	3,054,259	3,861,792
Net cash used in operating activities	(2,670,120)	(2,327,582)	(5,829,817)	(4,801,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(304,460)	(359,245)	(365,945)	(801,663)
Payments for patent costs	(278,143)	(333,882)	(457,629)	(666,200)
Proceeds from maturity of investments	-	-	-	295,000
Net cash used in investing activities	(582,603)	(693,127)	(823,574)	(1,172,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,658,727	134,548	12,850,080	16,431,978
Net cash provided by financing activities	3,658,727	134,548	12,850,080	16,431,978

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	406,004	(2,886,161)	6,196,689	10,458,110

CASH AND CASH EQUIVALENTS, beginning of period	19,016,213	23,617,906	13,225,528	10,273,635
CASH AND CASH EQUIVALENTS, end of period	$19,422,217	$20,731,745	$19,422,217	$20,731,745

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Description of Business

ParkerVision, Inc. and its subsidiary (the “Company”, “ParkerVision”, or “we”) design, develop and market semiconductor technologies for wireless applications. We are marketing our proprietary radio-frequency (RF) technology solutions to original equipment manufacturers (OEMs) who manufacture third generation (3G) mobile handsets and their semiconductor suppliers.

On May 2, 2007, we entered into an Engineering Services Agreement and a Licensing Agreement with ITT Corporation (ITT) for the design and use of our d2p™ technology. Under the agreements, we will provide engineering consulting and design services to ITT on a time and materials basis for the development of products using our technology and will be paid royalties on a per unit basis for products sold by ITT that incorporate our d2p technology. Under the terms of the agreements, ITT has rights to use our d2p technology in applications worldwide.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements of ParkerVision have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations have been included.

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

Revenue Recognition. We account for our service revenue under the provisions of Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition in Financial Statements” and AICPA Statement of Position No. 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Under the provisions of SAB 104 and SOP 81-1, we recognize revenue when there is persuasive evidence of an arrangement, services have been rendered, the fee is fixed or determinable, and collectibility of the resulting receivable is reasonably assured. We use the percentage-of-completion method of accounting for cost reimbursement-type contracts which specify a certain billable fee amount. Revenues are recognized as costs are incurred assuming that collection is reasonably assured. Our cost of sales includes the direct labor costs of engineering staff providing services under these contracts, as well as indirect costs including depreciation and amortization and allocated facilities costs.

Income Taxes. We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”, (FIN 48) on January 1, 2007 as more fully discussed in Note 9.

There have been no other changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2006.

4.	Consolidated Statements of Cash Flows

On May 31, 2006, we issued an option to purchase 10,000 shares of our common stock at an exercise price of $10.20 per share, with a fair value of approximately $63,000, to a third party as consideration for professional services. On January 3, 2006, we issued 6,035 shares of our common stock valued at approximately $53,000 to a consultant as consideration for engineering consulting services. In connection with the private placement of 2,373,355 shares of our common stock on February 3, 2006, we issued warrants to purchase 593,335 shares of common stock. These warrants were recorded at their relative fair value of approximately $2.6 million (see Note 8).

5.	Loss per Share

Basic loss per share is determined based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended June 30, 2007 and 2006 are 24,568,839 and 23,366,304, respectively. The weighted average number of common shares outstanding for the six-month periods ended June 30, 2007 and 2006 are 24,194,157 and 22,880,780, respectively. Options and warrants to purchase 6,849,271 and 7,337,371 shares of common stock were outstanding at June 30, 2007 and 2006, respectively, and were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

6.	Other Assets

Other assets consist of the following:

	June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$13,883,782	$4,065,987	$9,817,795
Prepaid licensing fees	705,000	683,036	21,964
Deposits and other	414,808	-	414,808
	$15,003,590	$4,749,023	$10,254,567

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$13,426,154	$3,706,477	$9,719,677
Prepaid licensing fees	705,000	606,250	98,750
Deposits and other	390,057	-	390,057
	$14,521,211	$4,312,727	$10,208,484

7.	Accounting for Stock-Based Compensation

The following table presents share-based compensation expense included in our consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, respectively:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Cost of sales	$4,959	$0	$4,959	$0
Research and development expense	160,338	$237,317	323,096	$496,514
Sales and marketing expense	94,624	70,464	197,093	188,556
General and administrative expense	255,249	523,108	485,447	801,203
Total share-based expense	$515,170	$830,889	$1,010,595	$1,486,273

We did not capitalize any expense related to share-based payments. We estimate the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of our common stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected dividend yield.

The fair value of option grants issued during the six month periods ended June 30, 2007 and 2006 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Six months ended June 30, 2007	Six months ended June 30, 2006
Expected volatility	68.7% to 73.8%	69.4% to 74.0%
Expected life	4 to 7 years	4.25 to 7 years
Risk free interest rate	4.63% to 4.71%	4.85% to 5.21%
Dividend yield	-	-

Stock Incentive Plans

Options to purchase 809,240 shares of common stock were available for future grants under our stock incentive plans at June 30, 2007. A summary of option activity under our stock incentive plans during the six month period ended June 30, 2007 is presented below:

	Shares (#)	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at January 1, 2007	5,109,590	$20.38
Granted	140,003	10.38
Exercised	(70,350)	8.03		$282,978
Expired	(444,750)	18.12
Outstanding at June 30, 2007	4,734,493	$20.43	4.24 years	$9,156,143
Exercisable at June 30, 2007	3,750,014	$23.65	3.78 years	$5,423,264

A summary of the status of nonvested shares as of June 30, 2007, and changes during the six months ended June 30, 2007 is presented below:

	Shares (#)	Weighted-Average Grant-Date Fair Value ($)
Nonvested at January 1, 2007	928,053	$4.82
Granted	140,003	6.99
Vested	(83,577)	4.71
Nonvested at June 30, 2007	984,479	$5.13

The total grant date fair value of shares vested during the six months ended June 30, 2007 was $393,535. As of June 30, 2007, there was approximately $3,480,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock incentive plans. That cost is expected to be recognized over a weighted-average period of 2.24 years.

Non-Plan Options/Warrants

We have granted options and warrants outside our stock incentive plans for employment inducements, non-employee consulting services, and for underwriting and other services in connection with securities offerings. Non-plan options and warrants are generally granted with exercise prices equal to fair market value of the underlying shares at the date of grant. No non-plan options or warrants were granted in the six months ended June 30, 2007.

A summary of non-plan option and warrant activity during the six month period ended June 30, 2007 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at January 1, 2007	2,570,736	$25.26
Exercised	(455,958)	8.59		$1,614,629
Outstanding at June 30, 2007	2,114,778	$28.86	3.76	$2,637,367
Exercisable at June 30, 2007	2,114,778	$28.86	3.76	$2,637,367

Cash received from option and warrant exercises under all share-based payment arrangements for the six months ended June 30, 2007 was $4,449,832. No tax benefit was realized for the tax deductions from option or warrant exercises for the six months ended June 30, 2007 as the benefits were fully offset by a valuation allowance.

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

Effective January 1, 2007, we adopted the provisions of FIN 48.  FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on recognition and classification of income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.   We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We have identified our federal and Florida tax returns as our only major jurisdictions, as defined.  The periods subject to examination for those returns are the 1993 through 2006 tax years.

At January 1, 2007, we had an unrecognized tax benefit of approximately $1.8 million which did not change significantly during the six months ended June 30, 2007.   Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of a valuation allowance.   The application of FIN 48 would have resulted in a decrease to retained earnings of $1.4 million, except that the decrease was fully offset by the application of a valuation allowance.  Additionally, as a result of the implementation of FIN 48, we decreased a deferred tax asset and its associated valuation allowance by approximately $1.8 million.

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

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our income tax expense.  As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.  For the three and six month periods ended June 30, 2007 and 2006, we did not incur any income tax related interest income, expense or penalties.

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

On February 23, 2007, we completed the sale of an aggregate of 992,441 shares of common stock to a limited number of institutional and other investors in a private placement for net proceeds of approximately $8.4 million (see Note 8). In addition, during the six months ended June 30, 2007, we received proceeds from the exercise of outstanding options and warrants of approximately $4.4 million.

At June 30, 2007, we had an accumulated deficit of approximately $158.3 million and working capital of approximately $18.2 million. Management does not expect that revenues in 2007 will be sufficient to offset the expenses from continued investment in product development and marketing activities. Therefore, we expect operating losses and negative cash flows to continue in 2007 and possibly beyond.

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157). This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We will adopt the provisions of SFAS 157 on January 1, 2008. We have evaluated SFAS 157 and do not anticipate that it will have an impact on our financial statements when adopted.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This statement permits entities to elect to measure many financial instruments and certain other items at fair value and also amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159; however we do not anticipate that it will have a significant impact on the financial statements when adopted.

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

Results of Operations for Each of the Three and Six Month Periods Ended June 30, 2007 and 2006

General
We have made significant investments in developing our technologies and products, the returns on which are dependent upon the generation of future revenues for realization. We have not yet generated revenues sufficient to offset our operating expenses and have used the proceeds from the sale of our equity securities to fund our operations.

ITT Agreements
On May 2, 2007, we entered into an Engineering Services Agreement and a Licensing Agreement (collectively, the “Agreements”) with ITT Corporation (ITT) for the design and use of our d2p technology. Under the Agreements, we will provide engineering consulting and design services to ITT on a time and materials basis for the development of products using our technology and will be paid royalties on a per unit basis for products sold by ITT that incorporate our d2p technology. Under the terms of the Agreements, ITT has rights to use our d2p technology in applications worldwide.

Future revenues from engineering services and royalties under the ITT agreements are expected to offset a portion of our annual operating expenses, and cumulative royalties for the license of our d2p technology to ITT are estimated to be approximately $25 million.

Critical Accounting Policies
Revenue Recognition. We account for our service revenue under the provisions of Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition in Financial Statements” and AICPA Statement of Position No. 81-1 (SOP 81-1), “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Under the provisions of SAB 104 and SOP 81-1, we recognize revenue when there is persuasive evidence of an arrangement, services have been rendered, the fee is fixed or determinable, and collectibility of the resulting receivable is reasonably assured. We use the percentage-of-completion method of accounting for cost reimbursement-type contracts which specify a certain billable fee amount. Revenues are recognized as costs are incurred assuming that collection is reasonably assured.

Income Taxes. We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”, (FIN 48) on January 1, 2007 as more fully discussed in Note 9.

There have been no other changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2006.

Revenues and Gross Margin
We had service revenue of $89,546 for the three month period ended June 30, 2007, representing initial revenue from the engineering services agreement with ITT entered into in May 2007. We had a gross margin of $12,861, or 14% for the period. Our cost of sales included the direct labor costs of engineering staff providing services to ITT, as well as depreciation and amortization and allocated facilities costs. We had no revenue in 2006 or the first quarter of 2007.

We expect our services revenue will fluctuate from period to period depending on the status of ongoing projects and the complexity of services requested by ITT. Also, we anticipate that we will secure new customers in future periods who will also engage us for consulting and design services. We anticipate that royalty revenues from license agreements will not be recognized for a minimum of twelve to eighteen months following execution of a license agreement.

Research and Development Expenses
Our research and development expenses for the three months ended June 30, 2007 were $2,557,621, as compared to $2,530,159 for the same period in 2006, an increase of $27,462 or 1%. This increase was due to increased outside design consulting fees of approximately $110,000, offset by decreased stock-based compensation of approximately $70,000. In addition, approximately $77,000 of engineering costs were classified as cost of sales as they represented direct and indirect costs related to service revenue.

For the six months ended June 30, 2007, our research and development expenses were $5,290,072 as compared to $5,087,927 for the same period in 2006, representing an increase of $202,145 or 4%. The increase was a result of increased prototype fabrication costs of approximately $240,000, increased outside design consulting fees of approximately $98,000 and increased direct personnel costs of approximately $110,000, offset by decreased stock-based compensation of approximately $170,000. In addition, approximately $77,000 of engineering costs were classified as cost of sales as they represented direct and indirect costs related to service revenue.

Prototype fabrication costs vary based on the number of foundry runs, the materials specified and the number of variants requested on each run. Outside design consulting fees are generally project-based and will vary based on timing of certain development projects. The increases in personnel costs were a result of increases in engineering personnel and related recruitment costs. The decreases in stock-based compensation were due to the expiration of a stock-based contract with a third-party in late 2006 as well as decreases in employee stock-based compensation primarily as a result of forfeitures of unvested options.

We expect to continue to invest a significant amount of our working capital in research and development activities, although we do not anticipate that the total amount spent on research and development will increase substantially from current levels without an offsetting increase in revenues.

Marketing and Selling Expenses
Marketing and selling expenses for the three months ended June 30, 2007 were $680,732, representing an increase of $158,365, or 30%, from marketing and selling expenses of $522,367 for the same period in 2006. For the six months ended June 30, 2007, marketing and selling expenses were $1,347,555, representing an increase of $270,796, or 25%, from the same period in 2006.

The increase in sales and marketing expenses for both the three and six month periods was due to increased personnel and consulting costs for technical sales support and expansion of network carrier relationships, as well as increased legal fees related to the ITT agreements.

General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2007 were $1,426,722, as compared to $1,551,039 for the same period in 2006, representing a decrease of $124,317, or 8%. The decrease in general and administrative expenses was due to decreased stock compensation expense of approximately $270,000, offset by increased outside professional fees of approximately $120,000.

For the six months ended June 30, 2007, general and administrative expenses were $2,700,375, as compared to $2,940,279 for the same period in 2006, representing a decrease of $239,904 or 8%. This decrease was due to decreased stock compensation expense of approximately $320,000, offset by increased outside professional fees of approximately $78,000.

The decrease in stock-based compensation expense was due to expiration of a stock-based compensation arrangement with a third party in 2006 and a decrease in stock-based compensation expense related to directors’ stock options. The increase in outside professional fees is primarily due to consulting fees related to implementation of a new financial accounting system.

Interest and Other Income
Interest and other income consist of interest earned on our investments and other miscellaneous income. Interest and other income for the three months ended June 30, 2007 was $236,245, compared to $284,342 for the same period in 2006. The decrease of $48,097 was due to lower average interest-bearing cash balances during the second quarter of 2007 compared to the same period in 2006. For the six months ended June 30, 2007, interest and other income was $441,065, compared $442,168 for the same period in 2006.

Loss and Loss per Share
We had a net loss of $(4,415,969) or $(0.18) per common share for the three months ended June 30, 2007, as compared to net loss of $(4,319,223) or $(0.18) per common share for the same period in 2006, representing an increase in net loss of $96,746. This increase was primarily due to a 1.3% increase in operating expenses from the same period in 2006.

We had a net loss of $(8,884,076) or $(0.37) per common share for the six months ended June 30, 2007, as compared to net loss of $(8,662,797) or $(0.38) per common share for the same period in 2006. This represents an increase in net loss of $221,279 which was primarily a result of a 2.6% increase in operating expenses.

On a per share basis, the net loss for the six months ended June 30, 2007 decreased when compared to the same period in 2006. This decrease was due to an increase in the weighted average number of shares outstanding as a result of the sale of approximately 992,000 shares of common stock in a private placement transaction in February 2007 and the issuance of approximately 526,000 shares of common stock upon the exercise of options and warrants during the six months ended June 30, 2007.

Liquidity and Capital Resources
At June 30, 2007, we had working capital of approximately $18.2 million which represented an increase of approximately $4.9 million from working capital of $13.3 million at December 31, 2006. The increase was primarily due to a $6.2 million increase in cash and cash equivalents. The increase in cash and cash equivalents was a result of the proceeds from the private placement in February 2007 of approximately $8.4 million and proceeds from the exercise of warrants and employee stock options of approximately $4.4 million during the six month period ended June 30, 2007. These increases were somewhat offset by approximately $5.8 million in cash used for operating activities and approximately $0.8 million of cash invested in equipment and intellectual property protection for the six month period ended June 30, 2007.

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

Off-Balance Sheet Transactions, Arrangements and Other Relationships
As of June 30, 2007, we had outstanding warrants to purchase 1,999,778 shares of common stock that were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001, 2005 and 2006. These warrants have exercise prices ranging from $8.50 to $56.66 per share with a weighted average exercise price of $29.19 and a weighted average remaining contractual life of approximately 3.9 years. The estimated fair value of these warrants of $18,298,383 is included in shareholders’ equity in our consolidated balance sheets.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007 was made under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities
Date of sale	Title of security	Number sold	Consideration received and description of underwriting or other discounts to market price afforded to purchasers	Exemption from registration claimed	If option, warrant or convertible security, terms of exercise or conversion

5/15/07	Options to purchase common stock granted to officers and other employees pursuant to the 2000 Plan	72,750	Option granted - no consideration received by Company until exercised	4(2)	Options vest over three years and remain exercisable for seven years from the grant date at an exercise price of $10.82 per share.
5/15/07	Options to purchase common stock granted to employee pursuant to the 2000 Plan	736	Option granted - no consideration received by Company until exercised	4(2)	Options vest immediately and remain exercisable for seven years from the grant date at an exercise price of $10.82 per share.
4/13/07 - 5/17/07	Common Stock	28,833	Received proceeds of $259,497	4(2)	Exercise of warrants issued in connection with private placement transaction in March 2005.
5/1/07 - 6/15/07	Common Stock	377,125	Received proceeds of $3,205,563	4(2)	Exercise of warrants issued in connection with private placement transaction in February 2006.

ITEM 3.  Defaults Upon Senior Securities.

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None

ITEM 5. Other Information.

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

3.1	Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 of Registration Statement No. 33-70588-A)

3.2	Amendment to Amended Articles of Incorporation dated March 6, 2000 (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1999)

3.2	Bylaws, as amended (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1998)

4.1
Shareholder Protection Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference from Exhibit 4.01 of Form 8-K dated November 21, 2005)

10.1	Engineering Services Agreement, dated May 2, 2007, between Registrant and ITT Corporation*

10.2	License Agreement, dated May 2, 2007, between Registrant and ITT Corporation*

31.1	Section 302 Certification of Jeffrey L. Parker, CEO

31.2	Section 302 Certification of Cynthia Poehlman, CFO

32.1	Section 906 Certification

* Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Securities and Exchange Commission.

(b)	Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc. Registrant

August 7, 2007	By:	/s/ Jeffrey L. Parker

Jeffrey L. Parker Chairman and Chief Executive Officer

August 7, 2007	By:	/s/ Cynthia L. Poehlman

Cynthia L. Poehlman Chief Financial Officer

Index to Exhibits

10.1	Engineering Services Agreement, dated May 2, 2007, between Registrant and ITT Corporation*

10.2	License Agreement, dated May 2, 2007, between Registrant and ITT Corporation*

31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey Parker

31.2	Rule 13a-14 and 15d-14 Certification of Cynthia Poehlman

32.1	Section 1350 Certification of Jeffrey Parker and Cynthia Poehlman