Form 10-Q
period 2007-09-30
PARKERVISION INC
filed 2007-11-05
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ____________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 26, 2007, 25,139,942 shares of the Issuer’s Common Stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PARKERVISION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2007	December 31, 2006
CURRENT ASSETS:
Cash and cash equivalents	$17,647,647	$13,225,528
Accounts receivable	104,082	-
Prepaid expenses	691,930	1,025,132
Other current assets	79,687	121,903
Total current assets	18,523,346	14,372,563

PROPERTY AND EQUIPMENT, net	1,919,633	2,094,300

OTHER ASSETS, net	10,244,737	10,208,484
Total assets	$30,687,716	$26,675,347

CURRENT LIABILITIES:
Accounts payable	$732,561	$382,489
Accrued expenses:
Salaries and wages	885,407	328,817
Professional fees	355,861	231,372
Other accrued expenses	177,378	116,713
Total current liabilities	2,151,207	1,059,391

DEFERRED RENT	368,197	433,340
Total liabilities	2,519,404	1,492,731
COMMITMENTS AND CONTINGENCIES (Notes 7, 8, 9 and 10)
SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 25,139,942 and 23,387,566 shares issued and outstanding at September 30, 2007 and December 31, 2006 respectively	251,399	233,876
Warrants outstanding	17,492,098	20,290,878
Additional paid-in capital	173,363,525	154,056,663
Accumulated deficit	(162,938,710)	(149,398,801)
Total shareholders' equity	28,168,312	25,182,616
Total liabilities and shareholders' equity	$30,687,716	$26,675,347

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30
	2007	2006	2007	2006

Service revenue	$194,129	$-	$283,675	$-
Cost of sales	174,629	-	251,314	-
Gross margin	19,500	-	32,361	-

Research and development expenses	2,782,933	2,273,264	8,073,005	7,361,191
Marketing and selling expenses	630,312	513,956	1,977,867	1,590,715
General and administrative expenses	1,484,914	1,257,904	4,185,289	4,198,183
Total operating expenses	4,898,159	4,045,124	14,236,161	13,150,089

Interest and other income	222,826	257,956	663,891	700,124

Net loss	(4,655,833)	(3,787,168)	(13,539,909)	(12,449,965)

Unrealized gain on securities	-	-	-	1,006

Comprehensive loss	$(4,655,833)	$(3,787,168)	$(13,539,909)	$(12,448,959)

Basic and diluted net loss per common share	$(0.19)	$(0.16)	$(0.55)	$(0.54)

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,655,833)	$(3,787,168)	$(13,539,909)	$(12,449,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	424,345	422,395	1,232,838	1,287,631
Stock compensation	665,491	435,600	1,676,086	1,921,873
Loss (gain) on disposal of equipment	4,388	(7,251)	17,313	(7,251)
Changes in operating assets and liabilities:
Accounts receivable, net	(14,536)	-	(104,082)	14,854
Prepaid expenses and other assets	(5,098)	103,913	324,232	424,428
Accounts payable and accrued expenses	65,381	(157,580)	1,085,603	556,469
Deferred rent	(21,170)	50,719	(58,930)	511,584
Total adjustments	1,118,801	847,796	4,173,060	4,709,588
Net cash used in operating activities	(3,537,032)	(2,939,372)	(9,366,849)	(7,740,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(25,800)	(206,976)	(391,745)	(1,008,639)
Payments for patent costs	(237,934)	(320,724)	(695,563)	(986,924)
Proceeds from maturing of investments	-	-	-	295,000
Proceeds from sale of property and equipment	-	36,867	-	36,867
Net cash used in investing activities	(263,734)	(490,833)	(1,087,308)	(1,663,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in private offering	-	-	8,400,249	16,246,850
Proceeds from exercise of options and warrants	2,026,196	-	6,476,027	185,128
Net cash provided by financing activities	2,026,196	-	14,876,276	16,431,978

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,774,570)	(3,430,205)	4,422,119	7,027,905

CASH AND CASH EQUIVALENTS, beginning of period	19,422,217	20,731,745	13,225,528	10,273,635
CASH AND CASH EQUIVALENTS, end of period	$17,647,647	$17,301,540	$17,647,647	$17,301,540

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements of ParkerVision have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations of the Company have been included.

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

5. Loss per Share

Basic loss per share is determined based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended September 30, 2007 and 2006 are 24,929,722 and 23,372,227, respectively. The weighted average number of common shares outstanding for the nine-month periods ended September 30, 2007 and 2006 are 24,442,040 and 23,046,396, respectively. Options and warrants to purchase 6,737,951 and 7,455,355 shares of common stock were outstanding at September 30, 2007 and 2006, respectively, and were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

6. Other Assets

Other assets consist of the following:

	September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$14,121,717	$4,296,823	$9,824,894
Prepaid licensing fees	705,000	699,643	5,357
Deposits and other	414,486	-	414,486
	$15,241,203	$4,996,466	$10,244,737

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$13,426,154	$3,706,477	$9,719,677
Prepaid licensing fees	705,000	606,250	98,750
Deposits and other	390,057	-	390,057
	$14,521,211	$4,312,727	$10,208,484

7. Accounting for Stock-Based Compensation

The following table presents share-based compensation expense included in our consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cost of sales	$15,668	$0	$20,627	$0
Research and development expense	185,782	201,159	508,878	697,673
Sales and marketing expense	131,493	72,705	328,586	261,261
General and administrative expense	332,548	161,736	817,995	962,939
Total share-based expense	$665,491	$435,600	$1,676,086	$1,921,873

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

The fair value of option grants issued during the nine month periods ended September 30, 2007 and 2006 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Expected volatility	66.6% to 74.0%	69.4% to 74.6%
Expected life	4 to 7 years	4.25 to 7 years
Risk free interest rate	4.36% to 4.95%	4.18% to 5.21%
Dividend yield	-	-

Stock Incentive Plans

Options to purchase 692,152 shares of common stock were available for future grants under our stock incentive plans at September 30, 2007. A summary of option activity under our stock incentive plans during the nine month period ended September 30, 2007 is presented below:

	Shares (#)	Weighted-Average Exercise Price ($)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at January 1, 2007	5,109,590	$20.38
Granted	312,924	11.45
Exercised	(121,008)	7.97		$535,707
Expired	(493,083)	17.79
Outstanding at September 30, 2007	4,808,423	$20.38	4.13 years	$16,277,100
Exercisable at September 30, 2007	3,795,612	$23.38	3.65 years	$10,161,652

A summary of the status of nonvested shares as of September 30, 2007, and changes during the nine months ended September 30, 2007 is presented below:

	Shares (#)	Weighted-Average Grant-Date Fair Value ($)
Nonvested at January 1, 2007	928,053	$4.82
Granted	312,924	7.72
Vested	(228,166)	4.48
Nonvested at September 30, 2007	1,012,811	$5.75

The total grant date fair value of shares vested during the nine months ended September 30, 2007 was $1,023,181. As of September 30, 2007, there was approximately $4,205,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock incentive plans. That cost is expected to be recognized over a weighted-average period of 2.07 years.

Non-Plan Options/Warrants

We have granted options and warrants outside our stock incentive plans for employment inducements, non-employee consulting services, and for underwriting and other services in connection with securities offerings. Non-plan options and warrants are generally granted with exercise prices equal to fair market value of the underlying shares at the date of grant. No non-plan options or warrants were granted in the nine months ended September 30, 2007.

A summary of non-plan option and warrant activity during the nine month period ended September 30, 2007 is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at January 1, 2007	2,570,736	$25.26
Exercised	(641,208)	8.64		$2,805,211
Outstanding at September 30, 2007	1,929,528	$30.79	3.57	$4,221,600
Exercisable at September 30, 2007	1,929,528	$30.79	3.57	$4,221,600

Cash received from option and warrant exercises under all share-based payment arrangements for the nine months ended September 30, 2007 was $6,476,027. No tax benefit was realized for the tax deductions from option or warrant exercises for the nine months ended September 30, 2007 as the benefits were fully offset by a valuation allowance.

8. Stock Authorization and Issuance

On February 23, 2007, we completed the sale of an aggregate of 992,441 shares of our common stock to a limited number of domestic institutional and other investors in a private placement transaction pursuant to offering exemptions under the Securities Act of 1933. The shares were sold at a price of $8.50 per share, for net proceeds of approximately $8.4 million. The net proceeds from this transaction will be used for general corporate purposes.

We have a registration payment arrangement with regard to the common stock issued in the private offering. We were required to file a registration statement within 45 days of closing and cause the registration statement to become effective on or prior to the earlier of (i) the fifth trading day following the date we were notified by the SEC that the registration statement would not be reviewed or was no longer subject to review or (ii) 120 days after the closing date. Our registration statement became effective on March 30, 2007 thus fulfilling these obligations. In addition, we are required to use reasonable commercial efforts to maintain the registration statement’s effectiveness until the earlier of (i) two years after the closing or (ii) such time as all common stock purchased in the private placement has been sold pursuant to a registration statement. In the event the registration statement ceases to be effective for any continuous period that exceeds 30 days or for one or more periods that exceed an aggregate of 60 days in any 12-month period (a “Registration Default”), we shall pay the investors an amount in cash equal to 1% of the aggregate purchase price paid for each 30-day period of a Registration Default. The maximum penalty that we may incur under this registration payment arrangement is 10% of the aggregate purchase price, or $843,575, subject to reduction for shares sold or transferred and not held at the penalty determination date. Any payments made are to be prorated for any portion of a 30-day period of a Registration Default and allocated to the investor based on the number of shares owned by the investor at the time of the Registration Default. We do not believe that payment under the registration payment arrangement is probable and therefore no related liability has been recorded in the accompanying financial statements.

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

We have a registration payment arrangement with regard to the common stock issued in the private offering. We filed a registration statement which became effective March 17, 2006. We are required to use reasonable commercial efforts to maintain the registration statement’s effectiveness until the earlier of (i) two years after the closing, (ii) such time as all common stock purchased in the private placement have been sold pursuant to a registration statement, or (iii) the date on which the investors may sell all shares and warrant shares without restriction by the volume limitations of Rule 144(e) of the Securities Act. In the event the registration statement ceases to be effective for any continuous period that exceeds 30 days or for one or more periods that exceed an aggregate of 60 days in any 12-month period (a “Registration Default”), we shall pay the investors an amount in cash equal to 1% of the aggregate purchase price paid for each 30-day period of a Registration Default. The maximum penalty that we may incur under this arrangement is 10% of the aggregate purchase price, or $1,780,001, subject to reduction for shares sold or transferred and not held at the penalty determination date. Any payments, if made, will be prorated for any portion of a 30-day period of a Registration Default and allocated to the investor based on the number of shares owned by the investor at the time of the Registration Default. We are not required to pay any penalties related to warrants or shares underlying the warrants. We do not believe that payment under the registration payment arrangement is probable and therefore no related liability has been recorded in the accompanying financial statements.

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

At January 1, 2007, we had an unrecognized tax benefit of approximately $1.8 million which did not change significantly during the nine months ended September 30, 2007.   Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of a valuation allowance.   The application of FIN 48 would have resulted in a decrease to retained earnings of $1.4 million, except that the decrease was fully offset by the application of a valuation allowance.  Additionally, as a result of the implementation of FIN 48, we decreased a deferred tax asset and its associated valuation allowance by approximately $1.8 million.  Approximately $0.4 million of the unrecognized tax benefit is related to disqualifying dispositions of incentive stock options which would be recorded as an adjustment to equity rather than a decrease in retained earnings, if reversed.

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

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our income tax expense.  As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.  For the three and nine month periods ended September 30, 2007 and 2006, we did not incur any income tax related interest income, expense or penalties.

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

On February 23, 2007, we completed the sale of an aggregate of 992,441 shares of common stock to a limited number of institutional and other investors in a private placement for net proceeds of approximately $8.4 million (see Note 8). In addition, during the nine months ended September 30, 2007, we received proceeds from the exercise of outstanding options and warrants of approximately $6.5 million.

At September 30, 2007, we had an accumulated deficit of approximately $162.9 million and working capital of approximately $16.4 million. Management does not expect that revenues in 2007 will be sufficient to offset the expenses from continued investment in product development and marketing activities. Therefore, we expect operating losses and negative cash flows to continue in 2007 and beyond.

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

Results of Operations for Each of the Three and Nine Month Periods Ended September 30, 2007 and 2006

General

We have made significant investments in developing our technologies and products, the returns on which are dependent upon the generation of future revenues for realization. We have not yet generated revenues sufficient to offset our operating expenses and have used the proceeds from the sale of our equity securities to fund our operations.

ITT Agreements

On May 2, 2007, we entered into an Engineering Services Agreement and a Licensing Agreement (collectively, the “Agreements”) with ITT Corporation (ITT) for the design and use of our d2p technology. Under the Agreements, we will provide engineering consulting and design services to ITT for the development of products using our technology and will be paid royalties on a per unit basis for products sold by ITT that incorporate our d2p technology. Under the terms of the Agreements, ITT has rights to use our d2p technology in applications worldwide.

Future revenues from engineering services and royalties under the ITT agreements are expected to offset a portion of our annual operating expenses, and cumulative royalties for the license of our d2p technology to ITT are currently estimated to be approximately $25 million.

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

Revenues and Gross Margin

We had service revenue of $194,129 for the three month period ended September 30, 2007 and a gross margin of $19,500 or 10%. For the nine month period ended September 30, 2007, we had gross margins of $32,361, or 11.4% on revenues of $283,675. The service revenue resulted from services provided to ITT under an engineering services agreement entered into in May 2007. Our cost of sales included the direct labor costs of engineering staff, as well as depreciation and amortization and allocated facilities costs. Allocated indirect costs represent approximately 38-40% of the total cost of sales. We had no revenue in 2006 or the first quarter of 2007.

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

Research and Development Expenses

Our research and development expenses for the three months ended September 30, 2007 were $2,782,933, as compared to $2,273,264 for the same period in 2006, an increase of $509,669 or 22%. This increase was due to increased outside design consulting fees of approximately $390,000 as well as an increase in personnel costs of approximately $260,000, offset by approximately $175,000 of direct and indirect engineering costs classified as cost of sales.

For the nine months ended September 30, 2007, our research and development expenses were $8,073,005 as compared to $7,361,191 for the same period in 2006, representing an increase of $711,814 or 10%. The increase was a result of increased prototype fabrication costs of approximately $370,000, increased outside design consulting fees of approximately $480,000 and increased personnel costs of approximately $440,000, offset by approximately $250,000 of direct and indirect engineering costs classified as cost of sales, a decrease in stock-based compensation of approximately $190,000 and a decrease in depreciation expense of approximately $70,000.

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

Marketing and Selling Expenses

Marketing and selling expenses for the three months ended September 30, 2007 were $630,312, representing an increase of $116,356, or 23%, from marketing and selling expenses of $513,956 for the same period in 2006. The increase was due to increased personnel and related costs, including an increase in stock-based compensation of approximately $59,000.

For the nine months ended September 30, 2007, marketing and selling expenses were $1,977,867, representing an increase of $387,152, or 24%, from the same period in 2006. The increase was due to increased personnel and related costs of approximately $150,000 and increased consulting fees of approximately $180,000 for technical sales support and expansion of network carrier and other potential customer relationships.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2007 were $1,484,914, as compared to $1,257,904 for the same period in 2006, representing an increase of $227,010, or 18%. The increase in general and administrative expenses was primarily due to increased employee stock compensation expense of approximately $187,000.

For the nine months ended September 30, 2007, general and administrative expenses were $4,185,289, as compared to $4,198,183 for the same period in 2006, representing a decrease of $12,894 or less than 1%. This decrease was due to decreased third party stock compensation expense of approximately $250,000 and decreased insurance costs of approximately $80,000, largely offset by increased outside professional fees of approximately $160,000 and increased employee stock compensation expense of approximately $100,000.

The increase in employee stock-based compensation expense is primarily due to long-term equity incentive option grants to executives and other employees in late 2006 and throughout 2007. The decrease in third-party stock-based compensation expense is due to the expiration of stock-based compensation arrangements with third parties in 2006. The increase in outside professional fees is primarily due to fees related to implementation of a new financial accounting system.

Interest and Other Income

Interest and other income consist of interest earned on our investments and other miscellaneous income. Interest and other income for the three months ended September 30, 2007 was $222,826, compared to $257,956 for the same period in 2006. For the nine months ended September 30, 2007, interest and other income was $663,891, compared $700,124 for the same period in 2006. The decrease in interest and other income for the three and nine month periods is due to higher miscellaneous income in 2006.

Loss and Loss per Share

We had a net loss of $(4,655,833) or $(0.19) per common share for the three months ended September 30, 2007, as compared to net loss of $(3,787,168) or $(0.16) per common share for the same period in 2006, representing an increase in net loss of $868,665 or $0.03 per share. This increase was primarily due to a 21% increase in operating expenses from the same period in 2006.

We had a net loss of $(13,539,909) or $(0.55) per common share for the nine months ended September 30, 2007, as compared to net loss of $(12,449,965) or $(0.54) per common share for the same period in 2006. This represents an increase in net loss of $1,089,944 or $0.01 per share. This increase was primarily a result of an 8% increase in operating expenses from the same period in 2006.

Liquidity and Capital Resources

At September 30, 2007, we had working capital of approximately $16.4 million which represented an increase of approximately $3.1 million from working capital of $13.3 million at December 31, 2006. The increase was primarily due to a $4.4 million increase in cash and cash equivalents offset by a $1.1 million increase in current liabilities. The increase in cash and cash equivalents was a result of the proceeds from the private placement in February 2007 of approximately $8.4 million and proceeds from the exercise of warrants and employee stock options of approximately $6.5 million during the nine month period ended September 30, 2007. These increases were offset by approximately $9.4 million in cash used for operating activities and approximately $1.1 million of cash invested in equipment and intellectual property protection for the nine month period ended September 30, 2007. The increase in current liabilities is primarily due to the timing of payables and accrued 2007 year end employee bonuses.

Our future business plans call for continued investment in sales, marketing and product development for our wireless technologies and products. Our ability to generate revenues will largely depend upon the rate at which we are able to secure OEM adoption of our technology and products. The expected revenues for 2007 and 2008 will not be sufficient to cover our operational expenses for those years. The expected continued losses and negative cash flow will continue to be funded by the use of our available working capital.

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

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of September 30, 2007, we had outstanding warrants to purchase 1,814,528 shares of common stock that were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001, 2005 and 2006. These warrants have exercise prices ranging from $8.50 to $56.66 per share with a weighted average exercise price of $31.27 and a weighted average remaining contractual life of approximately 3.7 years. The estimated grant-date fair value of these warrants of $17,492,098 is included in shareholders’ equity in our consolidated balance sheets.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007 was made under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Changes in Internal Control over Financial Reporting

For the three month period covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted below.

During the third quarter of 2007, we completed testing and implementation of a new financial accounting system and a new equity administration system. As a result of these system changes, several of our internal controls over financial reporting and related processes were modified and/or redesigned to conform with and support the new systems. We anticipate that the implementation of these new systems will strengthen the overall system of internal controls due to enhanced automation and integration of related processes. Testing of the controls related to these new systems is ongoing and is included in the scope of management’s assessment of its internal controls over financial reporting for 2007. Neither of these initiatives is in response to any identified deficiency or weakness in our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Date of sale	Title of security	Number sold	Consideration received and description of underwriting or other discounts to market price afforded to purchasers	Exemption from registration claimed	If option, warrant or convertible security, terms of exercise or conversion
7/15/07-8/15/07	Options to purchase common stock granted to employees pursuant to the 2000 Plan	56,671	Option granted - no consideration received by Company until exercised	4(2)	Options generally vest over a three year period and remain exercisable for seven years from the grant date at exercise prices ranging from $11.82 to $13.04 per share.

Date of sale	Title of security	Number sold	Consideration received and description of underwriting or other discounts to market price afforded to purchasers	Exemption from registration claimed	If option, warrant or convertible security, terms of exercise or conversion
8/15/07	Options to purchase common stock granted to non-employee directors pursuant to the 2000 Plan	70,000	Option granted - no consideration received by Company until exercised	4(2)	Options vest 8/15/08 and remain exercisable for seven years from the grant date at an exercise price of $12.30 per share.

8/15/07	Options to purchase common stock granted to executive officers pursuant to the 2000 Plan	46,250	Option granted - no consideration received by Company until exercised	4(2)	Options vest over a three year period and remain exercisable for seven years from the grant date at an exercise price of $12.30 per share.

9/4/07-9/27/07	Common Stock	104,750	Received proceeds of $942,750	4(2)	Exercise of warrants issued in connection with private placement transaction in March 2005.

9/25/07- 9/27/07	Common Stock	80,500	Received proceeds of $684,251	4(2)	Exercise of warrants issued in connection with private placement transaction in February 2006.

ITEM 3.  Defaults Upon Senior Securities.

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting on August 10, 2007. The shareholders elected Messrs. Jeffrey Parker, David Sorrells, William Hightower, John Metcalf , Todd Parker, Robert Sterne, Nam Suh, William Sammons, and Papken der Torossian as directors. The following is a tabulation of votes cast for and against and abstentions for each item submitted for approval:

Votes Cast
Name	For	Withheld
Jeffrey Parker	16,673,830	543,991
David Sorrells	16,666,565	551,256
William Hightower	16,646,315	571,506
John Metcalf	17,035,863	181,958
Todd Parker	16,429,913	787,908
Robert Sterne	16,724,896	492,925
Nam Suh	17,162,276	55,545
William Sammons	17,153,143	64,678
Papken der Torossian	17,157,245	60,576

ITEM 5. Other Information.

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

3.1	Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 of Registration Statement No. 33-70588-A)

3.2	Amendment to Amended Articles of Incorporation dated March 6, 2000 (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1999)

3.2	Bylaws, as amended (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 10, 2007)

4.1
Shareholder Protection Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference from Exhibit 4.01 of Form 8-K dated November 21, 2005)

31.1	Section 302 Certification of Jeffrey L. Parker, CEO*

31.2	Section 302 Certification of Cynthia Poehlman, CFO*

32.1	Section 906 Certification*

*	Filed herewith.

(b) Reports on Form 8-K.

1.
Form 8-K, dated August 10, 2007. Item 5.03 - Amendment to Bylaws to facilitate direct share registration of the Company’s common stock in response to NASDAQ rules requiring all traded stock be eligible for direct share registration on or before January 1, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc. Registrant

November 2, 2007	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker Chairman and Chief Executive Officer

November 2, 2007	By:	/s/Cynthia L. Poehlman
Cynthia L. Poehlman Chief Financial Officer

Index to Exhibits

31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey Parker

31.2	Rule 13a-14 and 15d-14 Certification of Cynthia Poehlman

32.1	Section 1350 Certification of Jeffrey Parker and Cynthia Poehlman