Form 10-Q
period 2008-03-31
PARKERVISION INC
filed 2008-05-07
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________to____________

Commission file number 0-22904

PARKERVISION, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2971472
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer ID No.

7915 Baymeadows Way, Ste 400
Jacksonville, Florida 32256
(Address of principal executive offices)
(904) 737-1367
(Registrant’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 22, 2008, 26,505,691 shares of the Issuer’s Common Stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2008	December 31, 2007
CURRENT ASSETS:
Cash and cash equivalents	$18,795,453	$13,400,832
Prepaid expenses	855,293	957,252
Other current assets	54,875	71,700
Total current assets	19,705,621	14,429,784

PROPERTY AND EQUIPMENT, net	1,741,185	1,827,880

OTHER ASSETS, net	10,253,681	10,318,893
Total assets	$31,700,487	$26,576,557

CURRENT LIABILITIES:
Accounts payable	$411,052	$393,225
Accrued expenses:
Salaries and wages	523,057	691,249
Professional fees	579,363	360,713
Other accrued expenses	163,984	373,184
Total current liabilities	1,677,456	1,818,371

DEFERRED RENT	319,291	343,747
Total liabilities	1,996,747	2,162,118
COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)
SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 26,495,691 and 25,182,892 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	264,957	251,829
Warrants outstanding	17,346,174	17,492,097
Additional paid-in capital	184,606,635	174,282,736
Accumulated deficit	(172,514,026)	(167,612,223)
Total shareholders' equity	29,703,740	24,414,439
Total liabilities and shareholders' equity	$31,700,487	$26,576,557

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2008	2007

Engineering services revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Research and development expenses	2,952,526	2,732,451
Marketing and selling expenses	650,311	666,823
General and administrative expenses	1,440,234	1,273,653
Total operating expenses	5,043,071	4,672,927

Interest and other income	141,268	204,820

Net loss	$(4,901,803)	$(4,468,107)

Basic and diluted net loss per common share	$(0.19)	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,901,803)	$(4,468,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	361,865	408,512
Stock-based compensation	607,788	495,425
Loss on disposal of equipment	-	769
Changes in operating assets and liabilities
Prepaid expenses and other assets	119,712	96,122
Accounts payable and accrued expenses	99,786	326,121
Deferred rent	(22,351)	(18,539)
Total adjustments	1,166,800	1,308,410
Net cash used in operating activities	(3,735,003)	(3,159,697)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for patent costs and other intangible assets	(146,788)	(179,486)
Purchases of property and equipment	(64,098)	(61,485)
Net cash used in investing activities	(210,886)	(240,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in private offering	8,949,001	8,407,248
Proceeds from exercise of options and warrants	391,509	784,105
Net cash provided by financing activities	9,340,510	9,191,353

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,394,621	5,790,685

CASH AND CASH EQUIVALENTS, beginning of period	13,400,832	13,225,528

CASH AND CASH EQUIVALENTS, end of period	$18,795,453	$19,016,213

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business

ParkerVision, Inc. and its subsidiary (the “Company”, “ParkerVision”, or “we”) design, develop and market semiconductor technologies for wireless applications. We are marketing our proprietary radio-frequency (RF) technology solutions to original equipment manufacturers (OEMs) of mobile handsets and companies that supply chipsets to those OEMs, particularly those focused on third generation, or 3G, mobile handset applications.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements of ParkerVision have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included.

The condensed balance sheet data for the year ended December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These interim consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2007.

Certain reclassifications have been made to the 2007 consolidated interim financial statements in order to conform to the 2008 presentation.

3.	Accounting Policies

We adopted SFAS159 “Fair Value Option for Financial Assets and Financial Liabilities” as of January 1, 2008. For the period ended March 31, 2008, we had no financial assets or financial liabilities therefore the adoption of this standard had no impact on the current financial statement presentation.

There have been no other changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2007.

4.	Consolidated Statements of Cash Flows

On January 4, 2008, we issued restricted stock valued at approximately $50,000 to an outside consultant as payment for services rendered (see Note 7).

On February 1, 2008, we issued restricted stock valued at approximately $193,000 to certain executive officers as payment for 2007 performance incentive pay earned. (see Note 7).

5.	Loss per Share

Basic loss per share is determined based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended March 31, 2008 and 2007 are 25,592,618 and 23,815,313, respectively. Options and warrants to purchase 6,229,881 and 7,447,043 shares of common stock were outstanding at March 31, 2008 and 2007, respectively, and were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

6.	Other Assets

Other assets consist of the following:

	March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$14,530,775	$4,749,337	$9,781,438
Prepaid licensing fees	705,000	705,000	-
Deposits and other	472,243	-	472,243
	$15,708,018	$5,454,337	$10,253,681

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$14,383,987	$4,538,265	$9,845,722
Prepaid licensing fees	705,000	705,000	-
Deposits and other	473,171	-	473,171
	$15,562,158	$5,243,265	$10,318,893

7.	Accounting for Stock-Based Compensation

We account for stock based compensation expense under the fair value recognition provisions of SFAS No. 123R using the modified prospective approach. We estimate the fair value of each option award on the date of the grant using the Black-Scholes option valuation model. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. There has been no material change in the assumptions used to compute compensation expense from those stated in our Annual Report on Form 10K for the year ended December 31, 2007.

The following table presents share-based compensation expense included in our consolidated statements of operations for the three months ended March 31, 2008 and 2007, respectively:

	Three months ended
	March 31, 2008	March 31, 2007
Research and development expense	$164,565	$162,758
Sales and marketing expense	60,086	102,469
General and administrative expense	383,137	230,198
Total share-based expense	$607,788	$495,425

During the three month period ended March 31, 2008, we issued shares of restricted stock under our 2000 Performance Equity Plan in payment of obligations outstanding at December 31, 2007. On January 4, 2008, we issued 4,005 shares of restricted stock to an outside consultant valued at approximately $50,000 for services rendered. The number of shares issued was based on the five day average closing price of our common stock as of the performance date.

In addition, on February 1, 2008, our chief executive officer elected to forego a 2007 cash performance incentive award of $225,000 in lieu of a stock award of 14,466 shares of common stock. The value of the stock award, net of approximately $63,000 in tax withholdings, was approximately $162,000 based on the closing market price of our common stock on the grant date. Also on February 1, 2008, our chief financial offer elected to forego a portion of her 2007 cash performance incentive award in lieu of a stock award of 2,795 shares of common stock. The value of the stock award, net of approximately $15,000 in tax withholdings, was approximately $31,000 based on the closing market price of our common stock on the grant date.

8.	Stock Authorization and Issuance

On March 6, 2008, we completed the sale of an aggregate of 1,240,199 shares of our common stock to a limited number of domestic institutional and other investors in a private placement transaction pursuant to an offering exemption under the Securities Act of 1933. Such shares represented 4.7% of our outstanding common stock on an after-issued basis. 1,110,999 shares were sold at a price of $7.50 per share, and 129,200 shares were sold to Mr. Jeffrey Parker, our chief executive officer and chairman, at $7.74 per share. The net proceeds from this transaction of approximately $9 million will be used for general working capital purposes.

We have a registration payment arrangement with regard to the common stock issued in the private offering. We filed a registration statement which became effective April 10, 2008. We are required to use reasonable commercial efforts to maintain the registration statement’s effectiveness until the earlier of (i) one year after the closing or (ii) such time as all common stock purchased in the private placement has been sold pursuant to a registration statement. In the event the registration statement ceases to be effective for any continuous period that exceeds 30 days or for one or more periods that exceed an aggregate of 60 days in any 12-month period (a “Registration Default”), we shall pay the investors an amount in cash equal to 1% of the aggregate purchase price paid for each 30-day period of a Registration Default. The maximum penalty that we may incur under this arrangement is 10% of the aggregate purchase price, or $933,250, subject to reduction for shares sold or transferred and not held at the penalty determination date. Any payments, if made, will be prorated for any portion of a 30-day period of a Registration Default and allocated to the investor based on the number of shares owned by the investor at the time of the Registration Default. We do not believe that payment under the registration payment arrangement is probable and therefore no related liability has been recorded in the accompanying financial statements.

On February 23, 2007, we completed the sale of an aggregate of 992,441 shares of our common stock to a limited number of domestic institutional and other investors in a private placement transaction pursuant to offering exemptions under the Securities Act of 1933. The shares, which represented 4.1% of our then outstanding common stock on an after-issued basis, were sold at a price of $8.50 per share, for net proceeds of approximately $8.4 million. The net proceeds from this transaction were used for general working capital purposes.

9.	Commitments and Contingencies

We are subject to legal proceedings and claims which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

10.	Liquidity and Capital Resources

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

We believe that our current capital resources will be sufficient to support our liquidity requirements at least through the first quarter of 2009. The long-term continuation of our business plan is dependent upon generation of sufficient revenues from our technologies to offset expenses. In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private financing and/or reduce certain discretionary spending. Management believes certain operating costs could be reduced if working capital decreases significantly and additional funding is not available. In addition, we currently have no outstanding long-term debt obligations. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended long-term business objectives.

11.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and is effective for fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities. For the period ended March 31, 2008, we have no financial assets or financial liabilities therefore the adoption of this standard is deferred until January 1, 2009. We have evaluated SFAS 157 and do not anticipate that it will have an impact on our financial statements when adopted.

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

Results of Operations for Each of the Three Month Periods Ended March 31, 2008 and 2007

General
We have made significant investments in developing our technologies and products, the returns on which are dependent upon the generation of future revenues for realization. We had no revenue for the three month periods ended March 31, 2008 and 2007 and have used the proceeds from the sale of our equity securities to fund our operations.

Critical Accounting Policies
There have been no changes in critical accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2007.

Research and Development Expenses
Our research and development expenses increased approximately $220,000 or 8.1% during the three month period ended March 31, 2008 when compared to the same period in 2007. This increase is due primarily to an increase in personnel related costs of approximately $220,000 and increased outside consulting expenses of approximately $280,000, partially offset by a decrease of approximately $260,000 in prototype fabrication expenses.

The increase in personnel costs is primarily the result of engineering personnel additions during 2007. Outside consulting services are utilized to supplement our internal engineering resources and the related fees are generally project-based and will vary based on the timing of development projects. Prototype fabrication costs generally vary period to period based on the timing of foundry runs, the materials specified and the number of variants requested on each run.

Marketing and Selling Expenses
Marketing and selling expenses decreased approximately $17,000 or 2.5% during the three month period ended March 31, 2008 when compared to the same period in 2007. This decrease is due primarily to a decrease in trade show expenses of approximately $35,000, somewhat offset by increased travel expenses.

General and Administrative Expenses
General and administrative expenses increased approximately $167,000 or 13.1% during the three month period ended March 31, 2008 when compared to the same period in 2007. This increase is due primarily to an increase of approximately $169,000 in employee stock compensation expense offset by a decrease of approximately $16,000 for amortization of prepaid stock compensation. The increase in employee stock compensation expense is largely related to the value of long term incentive awards in the form of stock options granted to our executive officers during 2007.

Interest and Other Income
Interest and other income consist of interest earned on our investments and other miscellaneous income. Interest and other income decreased by approximately $64,000 or 31% during the three months ended March 31, 2008 when compared to the same period in 2007. The decrease is primarily due to lower interest rates and lower average cash balances during the three month period ended March 31, 2008.

Loss and Loss per Share
Our net loss increased approximately $434,000 or 9.7% during the three month period ended March 31, 2008 when compared to the same period in 2007. This increase is primarily due to a 7.9% increase in operating expenses and a 31% decrease in interest income.

Liquidity and Capital Resources
At March 31, 2008, we had working capital of approximately $18.0 million which represented an increase of approximately $5.4 million from working capital of $12.6 million at December 31, 2007. The increase was due to an increase in cash and cash equivalents from the proceeds from the sale of equity securities in March 2008 of approximately $8.9 million and proceeds from the exercise of warrants and employee stock options during the first quarter of 2008 of approximately $0.4 million, offset by approximately $3.9 million in cash used for operating activities, purchases of equipment and investments in intellectual property protection during the first quarter of 2008.

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

We believe that our current capital resources will be sufficient to support our liquidity requirements at least through the first quarter of 2009. The long-term continuation of our business plan is dependent upon generation of sufficient revenues from our technologies to offset expenses. In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private financing and/or reduce certain discretionary spending. Management believes certain operating costs could be reduced if working capital decreases significantly and additional funding is not available. In addition, we currently have no outstanding long-term debt obligations. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended long-term business objectives.

Off-Balance Sheet Transactions, Arrangements and Other Relationships
As of March 31, 2008, we had outstanding warrants to purchase 1,781,194 shares of common stock that were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001, 2005 and 2006. These warrants have exercise prices ranging from $8.50 to $56.66 per share with a weighted average exercise price of $31.70 and a weighted average remaining contractual life of approximately 3.2 years. The estimated fair value of these warrants of $17,346,174 is included in shareholders’ equity in our consolidated balance sheets.

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

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008 was made under the supervision and with the participation of the Company’s senior management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

ITEM 1A. Risk Factors

In addition to other information in this Quarterly Report on Form 10-Q, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2007 should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. The risks described in our 2007 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Date of sale	Title of security	Number sold	Consideration received and description of underwriting or other discounts to market price afforded to purchasers	Exemption from registration claimed		If option, warrant or convertible security, terms of exercise or conversion

3/5/08	Common Stock	1,240,199	Received net proceeds of approximately $9.0 million	506	*	n/a

* Registrant claimed an exemption from registration pursuant to Rule 506 under the Securities Act of 1933, as amended, for sales of securities to accredited investors.

ITEM 3.  Defaults Upon Senior Securities.

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

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

ParkerVision, Inc.
Registrant

May 7, 2008	By:	/s/ Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer

May 7, 2008	By:	/s/ Cynthia L. Poehlman
Cynthia L. Poehlman
Chief Financial Officer