Form 10-Q
period 2008-06-30
PARKERVISION INC
filed 2008-08-11
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No.☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 30, 2008, 26,532,883 shares of the Issuer’s Common Stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2008	December 31, 2007
CURRENT ASSETS:
Cash and cash equivalents	$14,846,092	$13,400,832
Prepaid expenses	818,701	957,252
Other current assets	35,514	71,700
Total current assets	15,700,307	14,429,784

PROPERTY AND EQUIPMENT, net	1,627,290	1,827,880

OTHER ASSETS, net	10,832,324	10,318,893
Total assets	$28,159,921	$26,576,557

CURRENT LIABILITIES:
Accounts payable	$1,204,927	$393,225
Accrued expenses:
Salaries and wages	890,963	691,249
Professional fees	509,079	360,713
Other accrued expenses	287,485	373,184
Total current liabilities	2,892,454	1,818,371

DEFERRED RENT	294,125	343,747
Total liabilities	3,186,579	2,162,118
COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)
SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 26,531,550 and 25,182,892 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	265,315	251,829
Warrants outstanding	17,335,777	17,492,097
Additional paid-in capital	185,717,266	174,282,736
Accumulated deficit	(178,345,016)	(167,612,223)
Total shareholders' equity	24,973,342	24,414,439
Total liabilities and shareholders' equity	$28,159,921	$26,576,557

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Service revenue	$-	$89,546	$-	$89,546
Cost of sales	-	76,685	-	76,685
Gross margin	-	12,861	-	12,861

Research and development expenses	3,764,062	2,557,621	6,716,588	5,290,072
Marketing and selling expenses	684,101	680,732	1,334,412	1,347,555
General and administrative expenses	1,512,131	1,426,722	2,952,365	2,700,375
Total operating expenses	5,960,294	4,665,075	11,003,365	9,338,002

Interest and other income	129,304	236,245	270,572	441,065

Net loss	$(5,830,990)	$(4,415,969)	$(10,732,793)	$(8,884,076)

Basic and diluted net loss per common share	$(0.22)	$(0.18)	$(0.41)	$(0.37)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,830,990)	$(4,415,969)	$(10,732,793)	$(8,884,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	380,548	399,981	742,413	808,493
Stock compensation	889,541	515,170	1,497,329	1,010,595
Loss on disposal and impairment of equipment	-	12,156	-	12,925
Changes in operating assets and liabilities:
Accounts receivable, net	-	(89,546)	-	(89,546)
Prepaid expenses and other assets	9,854	233,208	129,566	329,330
Accounts payable and accrued expenses	1,212,872	694,101	1,312,658	1,020,222
Deferred rent	(23,040)	(19,221)	(45,391)	(37,760)
Total adjustments	2,469,775	1,745,849	3,636,575	3,054,259
Net cash used in operating activities	(3,361,215)	(2,670,120)	(7,096,218)	(5,829,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for patent costs and other intangible assets	(773,781)	(278,143)	(920,569)	(457,629)
Purchases of property and equipment	(25,416)	(304,460)	(89,514)	(365,945)
Net cash used in investing activities	(799,197)	(582,603)	(1,010,083)	(823,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in private offering	-	-	8,949,001	8,407,248
Proceeds from exercise of options and warrants	211,051	3,658,727	602,560	4,442,832
Net cash provided by financing activities	211,051	3,658,727	9,551,561	12,850,080

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,949,361)	406,004	1,445,260	6,196,689

CASH AND CASH EQUIVALENTS, beginning of period	18,795,453	19,016,213	13,400,832	13,225,528
CASH AND CASH EQUIVALENTS, end of period	$14,846,092	$19,422,217	$14,846,092	$19,422,217

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

The accompanying unaudited consolidated financial statements of ParkerVision have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included.

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

We adopted Statement of Financial Accounting Standards (SFAS) No. 159 (SFAS159), “Fair Value Option for Financial Assets and Financial Liabilities” and SFAS No. 157 (SFAS 157) “Fair Value Measurements” for financial assets and liabilities as of January 1, 2008. Adoption of these standards had no impact on our consolidated financial statements. For the periods ended June 30, 2008 and December 31, 2007, we have no financial liabilities as defined by SFAS 159. Our only financial assets are money market securities which are included in cash and cash equivalents in the accompanying balance sheets. As of June 30, 2008 and December 31, 2007, we had approximately $14.8 million and $13.4 million, respectively in money market securities which are valued using quoted market prices (a Level 1 fair value measurement).

There have been no other changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2007.

4.	Consolidated Statements of Cash Flows

In January 2008, we issued restricted stock valued at approximately $50,000 to an outside consultant as payment for services rendered (see Note 7).

In February 2008, we issued restricted stock valued at approximately $193,000 to certain executive officers as payment for 2007 performance incentive pay earned (see Note 7).

In May 2008 we issued restricted stock valued at approximately $5,000 to an employee in connection with a severance agreement (see Note 7).

In June 2008, we issued restricted stock valued at approximately $43,000 to certain officers of the company as partial payment for signing bonuses in connection with employment agreements (see Note 7).

5.	Loss per Share

Basic loss per share is determined based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended June 30, 2008 and 2007 are 26,514,124 and 24,568,839, respectively. The weighted average number of common shares outstanding for the six-month periods ended June 30, 2008 and 2007 are 26,062,588 and 24,194,157, respectively.

Options and warrants to purchase 5,937,762 and 6,849,271 shares of common stock were outstanding at June 30, 2008 and 2007, respectively. In addition, unvested restricted share units (“RSUs”) representing 470,000 shares of common stock were outstanding at June 30, 2008. These options, warrants and RSUs were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

6.	Other Assets

Other assets consist of the following:

	June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$14,801,806	$4,965,258	$9,836,548
Prepaid licensing fees	1,207,750	730,316	477,434
Cash surrender value of life insurance	494,914	-	494,914
Deposits and other	23,428	-	23,428
	$16,527,898	$5,695,574	$10,832,324

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$14,383,987	$4,538,265	$9,845,722
Prepaid licensing fees	705,000	705,000	-
Cash surrender value of life insurance	449,714	-	449,714
Deposits and other	23,457	-	23,457
	$15,562,158	$5,243,265	$10,318,893

7.	Accounting for Stock-Based Compensation

We account for stock based compensation expense under the fair value recognition provisions of SFAS No. 123R using the modified prospective approach. We estimate the fair value of each equity award on the date of the grant using the Black-Scholes option valuation model or the Monte Carlo simulation fair value model if the award contains market conditions. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. There has been no material changes in the assumptions used to compute compensation expense from those stated in our Annual Report on Form 10K for the year ended December 31, 2007.

The following table presents share-based compensation expense included in our consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007, respectively:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cost of sales	$-	$4,959	$-	$4,959
Research and development expense	310,189	160,338	474,754	323,096
Sales and marketing expense	135,549	94,624	195,635	197,093
General and administrative expense	443,803	255,249	826,940	485,447
Total share-based expense	$889,541	$515,170	$1,497,329	$1,010,595

As of June 30, 2008, there was $8,312,668 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards. This cost is expected to be recognized over a weighted average period of 2.44 years.

On January 4, 2008, we issued 4,005 shares of restricted stock under the 2000 Performance Equity Plan (the “2000 Plan”) to an outside consultant valued at approximately $50,000 for in payment for obligations outstanding as of December 31, 2007. The number of shares issued was based on the five day average closing price of our common stock as of the performance date.

In addition, on February 1, 2008, our chief executive officer elected to forego a 2007 cash performance incentive award of $225,000 in lieu of a stock award of 14,466 shares of common stock. The value of the stock award, net of approximately $63,000 in tax withholdings, was approximately $162,000 based on the closing market price of our common stock on the grant date. Also on February 1, 2008, our chief financial officer elected to forego a portion of her 2007 cash performance incentive award in lieu of a stock award of 2,795 shares of common stock. The value of the stock award, net of approximately $15,000 in tax withholdings, was approximately $31,000 based on the closing market price of our common stock on the grant date. These stock awards were made under the 2000 Plan.

In May 2008 we granted 550 shares of restricted stock under the 2000 Plan valued at approximately $5,000 in connection with an employee severance agreement.
On June 4, 2008, in connection with executive employment agreements, we granted an aggregate of 470,000 RSUs under the 2000 Plan as long-term equity awards to our named executives and other officers of the company. RSUs representing 252,500 shares of common stock will vest in quarterly increments over a three-year period. RSUs representing 217,500 shares of common stock will vest on the earlier of (i) the third anniversary of the grant date or (ii) such earlier date that the price of the company’s common stock achieves certain performance levels as defined in the agreements. The RSUs have an aggregate estimated fair value, based on the market price of our common stock on the date of grant, of approximately $5.4 million which will be recognized over a weighted-average life of approximately 2.6 years.

On June 19, 2008, our chief technology officer and another officer were granted an aggregate of 3,875 shares of restricted stock under the 2000 Plan valued at approximately $43,000 as partial payment of signing bonuses in connection with the June 4, 2008 employment agreements.

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

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products. Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs incorporating our technologies and our ability to expand our market opportunities through additional product offerings with our current customers and/or the addition of new customers such that we are able to secure a reasonable share of the market. Revenue for 2008, if any, will not be sufficient to cover our operational expenses for 2008. The expected continued losses and use of cash will continue to be funded from available working capital.

We believe that our current capital resources will be sufficient to support our liquidity requirements at least into the first quarter of 2009. The long-term continuation of our business plan is dependent upon generation of sufficient revenues from our technologies to offset expenses. In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private financing and/or reduce certain discretionary spending. Management believes certain operating costs could be reduced if working capital decreases significantly and additional funding is not available. In addition, we currently have no outstanding long-term debt obligations. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended long-term business objectives.

11.	Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This statement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for fiscal years beginning after December 31, 2008 and early adoption is prohibited. We have not yet evaluated the impact of FSP No. 142-3 on our financial statements when adopted.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only (see Note 3). We do not expect SFAS 157-2 to have a material impact on the preparation of our consolidated financial statements.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This FSP concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We currently have no participating securities, as defined by this statement, therefore adoption of FSP EITF 03-6-1 is expected to have no impact on our consolidated financial statements.

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

Results of Operations for Each of the Three and Six Month Periods Ended June 30, 2008 and 2007

General
We have made significant investments in developing our technologies and products, the returns on which are dependent upon the generation of future revenues for realization. We had no revenue for the three and six month periods ended June 30, 2008 and have used the proceeds from the sale of our equity securities to fund our operations.

Critical Accounting Policies
There have been no other changes in critical accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2007.

Revenue and Gross Margin
We had no revenue or margin for the three or six month period ended June 30, 2008. For the three and six month periods ended June 30, 2007, we had nominal revenues resulting from an engineering services agreement with ITT Corporation (ITT). We continue to work with ITT and a mobile handset chip customer to complete integrated circuit (IC) designs for their specific applications. We will be able to utilize these IC designs for both existing and future customers and also have the capability of customizing the designs to a specific customer if required. We believe revenue growth from initial product royalties will begin in 2009.

Research and Development Expenses
Our research and development expenses increased approximately $1,200,000 or 47.2% during the three month period ended June 30, 2008 when compared to the same period in 2007. This increase was due primarily to an increase in personnel-related costs of approximately $340,000, an increase in outside consulting expenses of approximately $660,000, and an increase in employee stock compensation expense of approximately $110,000.

Our research and development costs increased approximately $1,430,000, or 27.0% during the six month period ended June 30, 2008 when compared to the same period in 2007. This increase was primarily due to an increase of approximately $940,000 in outside consulting expenses, an increase in personnel-related expenses of approximately $560,000, and an increase in employee stock compensation expense of approximately $100,000. These increases were partially offset by a decrease in prototype fabrication costs of approximately $190,000.

The increase in personnel costs was primarily the result of engineering personnel additions during 2007, compensation increases for engineering staff effective January 2008 and signing bonuses paid to the chief technical officer and chief staff scientist in connection with new employment agreements executed in June 2008. The increase in stock compensation expense was a result of the RSUs granted in connection with these new employment agreements in 2008.

Outside consulting services are utilized to supplement our internal engineering resources and the related fees are generally project-based and will vary based on the timing of development projects. The increase in these fees was primarily related to programs to develop prototype ICs for the digital engine that controls our RF transmit ICs and to develop our complimentary RF receiver ICs.

Prototype fabrication costs generally vary period to period based on the timing of foundry runs, the materials specified and the number of variants requested on each run.

Marketing and Selling Expenses
Marketing and selling expenses increased approximately $3,400 or 0.5% during the three month period ended June 30, 2008 when compared to the same period in 2007. Marketing and selling expenses decreased by approximately $13,100, or 1% during the six month period ended June 30, 2008 when compared to the same period in 2007. This decrease was due primarily to a decrease in outside consulting and other professional fees of approximately $25,000 offset by an increase in employee stock compensation expense of approximately $41,000 due to new equity awards.

General and Administrative Expenses
General and administrative expenses increased approximately $85,000 or 6.0% during the three month period ended June 30, 2008 when compared to the same period in 2007 and approximately $250,000 or 9.3% during the six month period ended June 30, 2008 when compared to the same period in 2007. The increases in general and administrative expenses were primarily the result of increases in employee stock compensation expense resulting from long term equity incentive awards to executive officers in 2007 and 2008.

Interest and Other Income
Interest and other income consist of interest earned on our investments and other miscellaneous income. Interest and other income decreased by approximately $110,000 or 45.2% during the three months ended June 30, 2008 when compared to the same period in 2007. For the six month period ended June 30, 2008, interest and other income decreased by approximately $170,000, or 39.0% when compared to the same period in 2007. These decreases are primarily due to lower interest rates and lower average cash balances during the three and six month periods ended June 30, 2008.

Loss and Loss per Share
Our net loss increased approximately $1,420,000 or 32% during the three month period ended June 30, 2008 when compared to the same period in 2007, primarily due to an increase in operating expenses of approximately $1,300,000. This increase in operating expenses was primarily due to increases in research and development expenses and an aggregate increase in stock based compensation expense of approximately $370,000.

Our net loss increased approximately $1,850,000 or 21% during the six month period ended June 30, 2008 when compared to the same period in 2007, primarily due to an approximate $1,670,000 increase in operating expenses. This increase in operating expenses was primarily due to increases in research and development expenses and an aggregate increase in stock based compensation expense of approximately $490,000.

Liquidity and Capital Resources
At June 30, 2008, we had working capital of approximately $12.8 million which represented an increase of approximately $0.2 million from working capital of approximately $12.6 million at December 31, 2007. The increase was due to an increase in cash and cash equivalents from the proceeds from the sale of equity securities in March 2008 of approximately $8.9 million and proceeds from the exercise of warrants and employee stock options during the first half of 2008 of approximately $0.6 million, offset by approximately $7.1 million in cash used for operating activities and $0.9 million in purchases of design licenses and investments in intellectual property protection during the first half of 2008.

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products. Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs incorporating our technologies and our ability to expand our market opportunities through additional product offerings with our current customers and/or the addition of new customers such that we are able to secure a reasonable share of the market. Revenue for 2008, if any, will not be sufficient to cover our operational expenses for 2008. The expected continued losses and use of cash will continue to be funded from available working capital.

We believe that our current capital resources will be sufficient to support our liquidity requirements at least into the first quarter of 2009. The long-term continuation of our business plan is dependent upon generation of sufficient revenues from our technologies to offset expenses. In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private financing and/or reduce certain discretionary spending. Management believes certain operating costs could be reduced if working capital decreases significantly and additional funding is not available. In addition, we currently have no outstanding long-term debt obligations. Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended long-term business objectives.

Off-Balance Sheet Transactions, Arrangements and Other Relationships
As of June 30, 2008, we had outstanding warrants to purchase 1,778,819 shares of common stock that were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001, 2005 and 2006. These warrants have exercise prices ranging from $8.50 to $56.66 per share with a weighted average exercise price of $31.73 and a weighted average remaining contractual life of approximately 3 years. The estimated fair value of these warrants of $17,335,777 is included in shareholders’ equity in our consolidated balance sheets.

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

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008 was made under the supervision and with the participation of the Company’s senior management, including the chief executive officer and chief financial officer. Based on that evaluation, they concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

None.

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

*Included herewith

(b) Reports on Form 8-K.

(1)
Form 8-K, dated June 4, 2008. Item 5.02 – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers. Announcement of employment agreements with the company’s named executive officers, Jeffrey Parker, chief executive officer, Cynthia Poehlman, chief financial officer and David Sorrells, chief technical officer. Appointment of John Stuckey as executive vice president of corporate strategy and business development and announcement of employment agreements with Mr. Stuckey and Mr. Greg Rawlins, chief staff scientist.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.
Registrant

August 8, 2008	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer

August 8, 2008	By:	/s/Cynthia L. Poehlman
Cynthia L. Poehlman
Chief Financial Officer