Form 10-Q
period 2008-09-30
PARKERVISION INC
filed 2008-11-10
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ___           Accelerated filer X                Non-accelerated filer __              Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No _X_.

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 2008, 26,677,906 shares of the Issuer’s Common Stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2008	December 31, 2007
CURRENT ASSETS:
Cash and cash equivalents	$9,822,579	$13,400,832
Prepaid expenses	826,121	957,252
Other current assets	13,643	71,700
Total current assets	10,662,343	14,429,784

PROPERTY AND EQUIPMENT, net	1,533,420	1,827,880

OTHER ASSETS, net	10,970,369	10,318,893
Total assets	$23,166,132	$26,576,557

CURRENT LIABILITIES:
Accounts payable	$927,149	$393,225
Accrued expenses: Salaries and wages	848,675	691,249
Professional fees	376,732	360,713
Other accrued expenses	195,779	373,184
Total current liabilities	2,348,335	1,818,371

DEFERRED RENT	266,902	343,747
Total liabilities	2,615,237	2,162,118
COMMITMENTS AND CONTINGENCIES (Notes 9, 10 and 11)
SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 26,672,906 and 25,182,892 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	266,729	251,829
Warrants outstanding	17,335,777	17,492,097
Additional paid-in capital	187,906,133	174,282,736
Accumulated deficit	(184,957,744)	(167,612,223)
Total shareholders' equity	20,550,895	24,414,439
Total liabilities and shareholders' equity	$23,166,132	$26,576,557

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Service revenue	$-	$194,129	$-	$283,675
Cost of sales	-	174,629	-	251,314
Gross margin	-	19,500	-	32,361

Research and development expenses	4,214,505	2,782,933	10,931,093	8,073,005
Marketing and selling expenses	696,224	630,312	2,030,636	1,977,867
General and administrative expenses	1,779,919	1,484,914	4,732,284	4,185,289
Total operating expenses	6,690,648	4,898,159	17,694,013	14,236,161

Interest and other income	77,920	222,826	348,492	663,891

Net loss	$(6,612,728)	$(4,655,833)	$(17,345,521)	$(13,539,909)

Basic and diluted net loss per common share	$(0.25)	$(0.19)	$(0.66)	$(0.55)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,612,728)	$(4,655,833)	$(17,345,521)	$(13,539,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	427,063	424,345	1,169,476	1,232,838
Stock compensation	1,443,180	665,491	2,940,509	1,676,086
Loss on disposal and impairment of equipment	-	4,388	-	17,313
Changes in operating assets and liabilities:
Accounts receivable, net	-	(14,536)	-	(104,082)
Prepaid expenses and other assets	11,544	(5,098)	141,110	324,232
Accounts payable and accrued expenses	(546,287)	65,381	766,371	1,085,603
Deferred rent	(25,055)	(21,170)	(70,446)	(58,930)
Total adjustments	1,310,445	1,118,801	4,947,020	4,173,060
Net cash used in operating activities	(5,302,283)	(3,537,032)	(12,398,501)	(9,366,849)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for patent costs and other intangible assets	(424,336)	(237,934)	(1,344,905)	(695,563)
Purchases of property and equipment	(43,995)	(25,800)	(133,509)	(391,745)
Net cash used in investing activities	(468,331)	(263,734)	(1,478,414)	(1,087,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in private offering	-	-	8,949,001	8,400,249
Proceeds from exercise of options and warrants	747,101	2,026,196	1,349,661	6,476,027
Net cash provided by financing activities	747,101	2,026,196	10,298,662	14,876,276

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,023,513)	(1,774,570)	(3,578,253)	4,422,119

CASH AND CASH EQUIVALENTS, beginning of period	14,846,092	19,422,217	13,400,832	13,225,528
CASH AND CASH EQUIVALENTS, end of period	$9,822,579	$17,647,647	$9,822,579	$17,647,647

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

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements of ParkerVision have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included.

The condensed balance sheet data for the year ended December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  These interim consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2007.

3.   Accounting Policies

We adopted Statement of Financial Accounting Standards (SFAS) No. 159 (SFAS159), “Fair Value Option for Financial Assets and Financial Liabilities” and SFAS No. 157 (SFAS 157) “Fair Value Measurements” for financial assets and liabilities as of January 1, 2008.    Adoption of these standards had no impact on our consolidated financial statements.   For the period ended September 30, 2008, we have no financial liabilities as defined by SFAS 159.  Our only financial assets are money market securities, which are included in cash and cash equivalents in the accompanying balance sheets.   As of September 30, 2008 we had approximately $9.8 million in money market securities which are valued using quoted market prices (a Level 1 fair value measurement).

There have been no other changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2007.

4.   Consolidated Statements of Cash Flows

For the three and nine months ended September 30, 2008, we issued restricted stock valued at approximately $205,000 and $496,000, respectively as bonus and other compensation to employees and others as more fully discussed in Note 7.

5.   Loss per Share

Basic loss per share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended September 30, 2008 and 2007 are 26,561,853 and 24,929,722, respectively.  The weighted average number of common shares outstanding for the nine-month periods ended September 30, 2008 and 2007 are 26,223,991 and 24,442,040, respectively.

Options and warrants to purchase 5,863,958 and 6,737,951 shares of common stock were outstanding at September 30, 2008 and 2007, respectively.  In addition, unvested restricted share units (“RSUs”) representing 611,506 shares of common stock were outstanding at September 30, 2008.   These options, warrants and RSUs were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive.

6.   Other Assets

Other assets consist of the following:

	September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$15,034,892	$5,187,270	$9,847,622
Prepaid licensing fees	1,399,000	797,502	601,498
Cash surrender value of life insurance	494,914	-	494,914
Deposits and other	26,335	-	26,335
	$16,955,141	$5,984,772	$10,970,369

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$14,383,987	$4,538,265	$9,845,722
Prepaid licensing fees	705,000	705,000	-
Cash surrender value of life insurance	449,714	-	449,714
Deposits and other	23,457	-	23,457
	$15,562,158	$5,243,265	$10,318,893

7.   Accounting for Share-Based Compensation

Effective January 1, 2006 we adopted the provisions of SFAS 123R to account for sharebased compensation expense using the modified prospective transition method.  We estimate the fair value of each equity award on the date of the grant using the Black-Scholes option valuation model or the Monte Carlo simulation fair value model if the award contains market conditions.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.  Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock.   There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2007.

The following table presents share-based compensation expense included in our consolidated statements of operations for the three and nine month periods ended September 30, 2008 and 2007, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cost of sales	$-	$15,668	$-	$20,627
Research and development expense	656,428	185,782	1,131,182	508,878
Sales and marketing expense	195,477	131,493	391,112	328,586
General and administrative expense	591,275	332,548	1,418,215	817,995
Total share-based expense	$1,443,180	$665,491	$2,940,509	$1,676,086

As of September 30, 2008, there was $8,991,160 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of 2.19 years.

On January 4, 2008, we issued 4,005 shares of restricted stock under the 2000 Performance Equity Plan (the “2000 Plan”) to an outside consultant valued at approximately $50,000 in payment for obligations outstanding as of December 31, 2007.  The number of shares issued was based on the five day average closing price of our common stock as of the performance date.

In addition, on February 1, 2008, our chief executive officer elected to forego a 2007 cash performance incentive award of $225,000 in exchange for a restricted stock award of 14,466 shares of common stock.  The value of the restricted stock award, net of approximately $63,000 in tax withholdings, was approximately $162,000 based on the closing market price of our common stock on the grant date.  Also on February 1, 2008, our chief financial officer elected to forego a portion of her 2007 cash performance incentive award in exchange for a restricted stock award of 2,795 shares of common stock.  The value of the restricted stock award, net of approximately $15,000 in tax withholdings, was approximately $31,000 based on the closing market price of our common stock on the grant date.  These restricted stock awards were made under the 2000 Plan.

In May 2008, we granted 550 shares of restricted stock under the 2000 Plan valued at approximately $5,000 in connection with an employee severance agreement.

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

On June 19, 2008, our chief technology officer and another officer were granted an aggregate of 3,875 shares of restricted stock under the 2000 Plan valued at approximately $43,000 as partial payment of signing bonuses in connection with their June 4, 2008 employment agreements.

In August and September 2008, we granted an aggregate of 19,941 shares of restricted stock under the 2000 Plan valued at approximately $205,000 as performance bonus payments to non-executive employees.

8.   Stock Based Compensation Plans

We adopted a performance equity plan in August 2008 (the “2008 Plan”).  The 2008 Plan provides for the grant of stock-based awards to employees (excluding named executives), directors and consultants, not to exceed 500,000 shares of common stock.  The Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, and other stock based awards.  To date, no awards have been granted under this plan.

9.   Stock Authorization and Issuance

On March 6, 2008, we completed the sale of an aggregate of 1,240,199 shares of our common stock to a limited number of domestic institutional and other investors in a private placement transaction pursuant to an offering exemption under the Securities Act of 1933.  Such shares represented 4.7% of our outstanding common stock on an after-issued basis.  1,110,999 shares were sold at a price of $7.50 per share, and 129,200 shares were sold to Mr. Jeffrey Parker, our chief executive officer and chairman, at $7.74 per share.  The net proceeds from this transaction of approximately $9 million are being used for general working capital purposes.

We have a registration payment arrangement with regard to the common stock issued in the private offering.  We filed a registration statement which became effective April 10, 2008.   We are required to use reasonable commercial efforts to maintain the registration statement’s effectiveness until the earlier of (i) one year after the closing or (ii) such time as all common stock purchased in the private placement has been sold pursuant to a registration statement.  In the event the registration statement ceases to be effective for any continuous period that exceeds 30 days or for one or more periods that exceed an aggregate of 60 days in any 12-month period (a “Registration Default”), we shall pay the investors an amount in cash equal to 1% of the aggregate purchase price paid for each 30-day period of a Registration Default.   The maximum penalty that we may incur under this arrangement is 10% of the aggregate purchase price, or $933,250, subject to reduction for shares sold or transferred and not held at the penalty determination date.  Any payments, if made, will be prorated for any portion of a 30-day period of a Registration Default and allocated to the investor based on the number of shares owned by the investor at the time of the Registration Default.   We do not believe that payment under the registration payment arrangement is probable, and therefore no related liability has been recorded in the accompanying financial statements.

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

10.  Income Tax and Tax Status

As of September 30, 2008, we had an unrecognized tax benefit of approximately $6.3 million.  A reconciliation of the amount recorded for unrecognized tax benefits for the nine months ended September 30, 2008 is as follows:

Nine Months Ended September 30, 2008
Unrecognized tax benefits – beginning of period	$2,629,296
Gross increases – tax positions in prior period	3,662,283
Gross increases – current period tax positions	-
Settlements	-
Lapse of statute of limitations	-
Unrecognized tax benefits – end of period	$6,291,579

The gross increase in unrecognized tax benefits represents our current best estimate of adjustments to our research and development (“R&D”) tax credit carryforwards from 1994 to 2007.   We are in the process of conducting tax studies related to our R&D credits and our net operating loss (“NOL”) carryforwards under Section 382 of the Internal Revenue Code of 1986.   It is reasonably possible that the total amount of unrecognized tax benefits will further increase as a result of these studies.  Future changes in the unrecognized tax benefit will have no impact on the financial statements or the effective tax rate due to the existence of a full valuation allowance.

11.  Commitments and Contingencies

We are subject to legal proceedings and claims which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

12.  Liquidity and Capital Resources

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products.  Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs incorporating our technologies, and our ability to expand our market opportunities through additional product offerings with our current customers, and/or the addition of new customers such that we are able to secure a reasonable share of the market.   The expected continued losses and use of cash will continue to be funded from available working capital.

We believe that our current capital resources will be sufficient to support our liquidity requirements into the first quarter of 2009.  The long-term continuation of our business plan is dependent upon generation of sufficient revenues from our technologies to offset expenses.  We expect revenue growth from initial product royalties to begin in 2009.  The rate of that revenue growth, along with the financial terms of anticipated future customer relationships and/or our ability to reduce certain operating costs will impact our need to obtain additional funding through public or private financing in 2009.  Management believes certain operating costs could be reduced if working capital decreases significantly and sufficient additional funding is not available.  In addition, we currently have no outstanding long-term debt obligations.  Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended long-term business objectives.

13.  Recent Accounting Pronouncements

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, the words or phrases “will likely result”, “management expects” or “Company expects”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, including the timely development and acceptance of new products, sources of supply and concentration of customers. We have no obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Results of Operations for Each of the Three and Nine Month Periods Ended September 30, 2008 and 2007

General
We have made significant investments in developing our technologies and products, the returns on which are dependent upon the generation of future revenues for realization.  We had no revenue for the three and nine month periods ended September 30, 2008 and have used the proceeds from the sale of our equity securities to fund our operations.

Critical Accounting Policies
There have been no other changes in critical accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2007.

Revenue and Gross Margin
We had no revenue or gross margin for the three or nine month periods ended September 30, 2008.   For the three and nine month periods ended September 30, 2007, we had nominal revenues resulting from an engineering services agreement with ITT Corporation (ITT).  We continue to work with ITT and a mobile handset chip customer to complete integrated circuit (IC) designs for their specific applications.  We will be able to re-purpose all or a significant portion of these IC designs for future customers.  We also have the capability of customizing the designs to a specific customer if required.

We believe revenue from initial product royalties will begin in the first half of 2009 as our commercial customer commences delivery of chipsets which incorporate our technology.  Revenues from product royalties, however, are dependent on our customers’ ability to bring products containing our technology to market.  Their ability to market such products is contingent on uncertainties relating to product design, the market for cellular devices and general economic conditions.  We can provide no assurance that our customers will be able to market such products within the anticipated time frame.

Research and Development Expenses
Our research and development expenses increased approximately $1,432,000 or 51.4% during the three month period ended September 30, 2008 when compared to the same period in 2007.   This increase was due primarily to an increase in personnel-related costs of approximately $240,000, an increase in outside consulting services of approximately $360,000, an increase in foundry production costs of approximately $270,000, an increase in employee stock compensation expense of approximately $320,000, an increase in software development costs of approximately $90,000 and an increase in amortization expense related to licenses of approximately $60,000.

Our research and development costs increased approximately $2,858,000, or 35.4% during the nine month period ended September 30, 2008 when compared to the same period in 2007.  This increase was primarily due to an increase of approximately $1,300,000 in outside consulting expenses, an increase in personnel-related expenses of approximately $770,000, an increase in employee stock compensation expense of approximately $420,000, and an increase in prototype fabrication costs of approximately $90,000.

The increase in personnel costs was primarily the result of engineering personnel additions during 2007 and 2008, including the addition of a Vice President of Engineering, as well as compensation increases for engineering staff effective January 2008 and signing bonuses paid to the chief technical officer and chief staff scientist in connection with new employment agreements executed in June 2008.  The increase in stock compensation expense was primarily a result of RSUs and other restricted stock awards granted to engineering executives and other employees in 2008.

Outside consulting services are utilized to supplement our internal engineering resources, and the related fees are generally project-based and will vary based on the timing of development projects.   The increase in these fees was primarily related to programs to develop prototype ICs for the digital engine that controls our RF transmit ICs and to develop our complimentary RF receiver ICs.

Prototype fabrication costs generally vary period to period based on the timing of foundry runs, the materials specified and the number of variants requested on each run.

Marketing and Selling Expenses
Marketing and selling expenses increased approximately $66,000, or 10.5% during the three month period ended September 30, 2008 when compared to the same period in 2007.   This increase was primarily due to an increase in outside consulting and other professional fees of approximately $60,000.

Marketing and selling expenses increased by approximately $53,000, or 2.7 % during the nine month period ended September 30, 2008 when compared to the same period in 2007.  This increase was due primarily to an increase in outside consulting and other professional fees of approximately $84,000, offset by decreases in various other expenses.

General and Administrative Expenses
General and administrative expenses increased approximately $295,000 or 19.9 % during the three month period ended September 30, 2008 when compared to the same period in 2007 and approximately $547,000 or 13.1% during the nine month period ended September 30, 2008 when compared to the same period in 2007.  The increases in general and administrative expenses were primarily the result of increases in employee stock compensation expense resulting from long term equity incentive awards to executive officers in 2007 and 2008.

Interest and Other Income
Interest and other income consist of interest earned on our investments and other miscellaneous income.  Interest and other income decreased by approximately $145,000 or 65.0% during the three months ended September 30, 2008 when compared to the same period in 2007.   For the nine month period ended September 30, 2008, interest and other income decreased by approximately $315,000, or 47.5% when compared to the same period in 2007.  These decreases are primarily due to lower interest rates and lower average cash balances during the three and nine month periods ended September 30, 2008.

Loss and Loss per Share
Our net loss increased approximately $1,957,000 or 42.0% during the three month period ended September 30, 2008 when compared to the same period in 2007, primarily due to an increase in operating expenses of approximately $1,790,000.  This increase in operating expenses was primarily due to increases in research and development expenses and an aggregate increase in stock based compensation expense of approximately $780,000.

Our net loss increased approximately $3,806,000 or 28.1% during the nine month period ended September 30, 2008 when compared to the same period in 2007, primarily due to an increase of approximately $3,460,000 in operating expenses.   This increase in operating expenses was primarily due to increases in research and development expenses and an aggregate increase in stock based compensation expense of approximately $1,260,000.

Liquidity and Capital Resources
As of September 30, 2008, we had working capital of approximately $8.3 million which represented a decrease of approximately $4.3 million from working capital at December 31, 2007.  The decrease was due to the use of approximately $12.4 million in cash for operating activities and $1.3 million in purchases of design licenses and investments in intellectual property protection.  These decreases were partially offset by proceeds from the sale of equity securities in March 2008 of approximately $8.9 million and proceeds from the exercise of warrants and employee stock options of approximately $1.4 million.

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products.  Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs incorporating our technologies, and our ability to expand our market opportunities through additional product offerings with our current customers, and/or the addition of new customers such that we are able to secure a reasonable share of the market.    The expected continued losses and use of cash will continue to be funded from available working capital.

We believe that our current capital resources will be sufficient to support our liquidity requirements into the first quarter of 2009.  The long-term continuation of our business plan is dependent upon generation of sufficient revenues from our technologies to offset expenses.  We expect revenue growth from initial product royalties to begin in 2009.  The rate of that revenue growth, along with the financial terms of anticipated future customer relationships and/or our ability to reduce certain operating costs will impact our need to obtain additional funding through public or private financing in 2009.   Management believes certain operating costs could be reduced if working capital decreases significantly and sufficient additional funding is not available.  In addition, we currently have no outstanding long-term debt obligations.  Failure to generate sufficient revenues, raise additional capital and/or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended long-term business objectives.

Off-Balance Sheet Transactions, Arrangements and Other Relationships
As of September 30, 2008, we had outstanding warrants to purchase 1,778,819 shares of common stock that were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001, 2005 and 2006. These warrants have exercise prices ranging from $8.50 to $56.66 per share, with a weighted average exercise price of $31.73 and a weighted average remaining contractual life of approximately 2.7 years.  The estimated fair value of these warrants of $17,335,777 is included in shareholders’ equity in our consolidated balance sheets.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market and economic conditions and is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  Our cash equivalents which are primarily comprised of highly liquid money market instruments are subject to interest rate risk.  We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting market risk.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has established disclosure controls and procedures to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act, including information relating to its consolidated subsidiary, is accumulated and communicated to management, including our chief executive officer and chief financial officer, other members of senior management and the members of the Board of Directors, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008 was made under the supervision and with the participation of the Company’s senior management, including the chief executive officer and chief financial officer.  Based on that evaluation, they concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting on August 26, 2008.  The shareholders elected Messrs. Jeffrey Parker, David Sorrells, William Hightower, John Metcalf , Todd Parker, Robert Sterne, Nam Suh, William Sammons, and Papken der Torossian as directors, who together constitute the entire Board of Directors.  The following is a tabulation of votes cast for and against and abstentions for each item submitted for approval:

Votes Cast
Name	For	Withheld
Jeffrey Parker	20,795,123	907,645
William Hightower	20,784,399	918,369
Todd Parker	20,499,490	1,203,278
John Metcalf	21,037,353	665,415
William Sammons	21,362,826	339,942
David Sorrells	20,782,519	920,249
Robert Sterne	20,340,510	1,362,258
Nam Suh	21,363,417	339,351
Papken der Torossian	21,362,801	339,967

In addition, the shareholders approved the 2008 Equity Performance Plan for Non-Named Executives.  15,664,178 shares were voted in favor of the plan, 1,277,001 shares were voted against the plan, 123,414 shares abstained and 4,638,175 shares represented broker non-votes.

ITEM 5.  Other Information.

Not applicable.

ITEM 6.  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 of Registration Statement No. 33-70588-A)
3.2	Amendment to Amended Articles of Incorporation dated March 6, 2000 (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1999)
3.3	Bylaws, as amended (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 10, 2007)
4.1	2008 Equity Incentive Plan (Non-Named Executive), as amended (incorporated by reference from Exhibit 4.1 of Registration Statement No. 333-154740)
31.1	Section 302 Certification of Jeffrey L. Parker, CEO*
31.2	Section 302 Certification of Cynthia Poehlman, CFO*
32.1	Section 906 Certification*
99.1	Earnings Press Release*

* Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  ParkerVision, Inc.
  Registrant

November 10, 2008                                                      By: /s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer

November 10, 2008                                                      By: /s/Cynthia L. Poehlman
Cynthia L. Poehlman
Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Jeffrey L. Parker, CEO
31.2	Section 302 Certification of Cynthia Poehlman, CFO
32.1	Section 906 Certification
99.1	Earnings Press Release