Form 10-K
period 2008-12-31
PARKERVISION INC
filed 2009-03-16
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)	(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES ACT OF 1934
For the transition period from ________to________

Commission file number 0-22904

PARKERVISION, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2971472
(State of Incorporation)	(I.R.S. Employer ID No.)

7915 Baymeadows Way, Suite 400
Jacksonville, Florida 32256
(904) 737-1367
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
COMMON STOCK, $.01 PAR VALUE
COMMON STOCK RIGHTS

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes |_| No |X|

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer |_|          Accelerated filer |X|          Non-accelerated filer |_|          Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes |_| No |X|

As of June 30, 2008, the aggregate market value of the Issuer's Common Stock, $.01 par value, held by non-affiliates of the Issuer was approximately $228,567,965 (based upon $9.93 share closing price on that date, as reported by The Nasdaq Global Market).

As of March 6, 2009, 32,747,683 shares of the Issuer's Common Stock were outstanding.

Forward-Looking Statements
We believe that it is important to communicate our future expectations to our shareholders and to the public.  This report contains forward-looking statements, including, in particular, statements about our future plans, objectives, and expectations under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.  When used in this Form 10-K and in future filings by ParkerVision, Inc., with the Securities and Exchange Commission, the words or phrases “will likely result”, “management expects”, “we expect”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected.  Examples of such risks and uncertainties include the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, and reliance on our intellectual property. We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

PART I

Item 1.  Business

ParkerVision, Inc. (the “Company” or “we”) was incorporated under the laws of the state of Florida on August 22, 1989.   We are in the business of designing, developing and selling our proprietary radio frequency (“RF”) technologies and products for use in semiconductor circuits for wireless communication products.  Our business includes licensing our intellectual property for incorporation into wireless products designed by our customers.   We have also recently entered into an agreement for the joint development and marketing of wireless radio modules that incorporate our technologies.  Under this agreement, we will supply unpackaged integrated circuits that will be manufactured for us, based on our designs, under agreements with various semiconductor foundries.   In addition, our business may include, from time to time, providing engineering consulting and design services to our customers, for a negotiated fee, to assist them in developing products incorporating our technologies.  We are primarily focused on incorporating our technologies into mobile handsets, but our technologies are applicable to other wireless products that are related to networks serving mobile handsets such as data cards, pico cells, and femtocells.  Our technology can also be applied to non-cellular radio applications such as military radios.

Recent Developments

Agreement with LG Innotek

On December 4, 2008, we entered into a Product and Market Development Agreement (the “LGI Agreement”) with LG Innotek Co., Ltd. (“LGI”), a division of the LG Group.  Under the terms of the LGI Agreement, we will work cooperatively with LGI to develop and market RF modules that incorporate our technologies for use in mobile handset and data card applications.  Under this agreement, we will supply LGI with tested, unpackaged integrated circuits under a supply agreement, the terms of which will be finalized as part of the development planning with LGI.  The modules are being designed for commercial HEDGE applications.   HEDGE is an acronym for applications that incorporate support for 2G, 2.5G and 3G waveform standards including GSM, EDGE, WCDMA, and HSPA.

Shelf Registration

On January 5, 2009, we filed a shelf registration (“Shelf”) on Form S-3 with the Securities and Exchange Commission.  The Shelf is intended to provide flexibility to raise funds from the offering of various securities, up to $25 million, over a period of up to three years, subject to market conditions.  Securities offered under the Shelf, which was declared effective on January 20, 2009, may be used to fund working capital, capital expenditures, vendor purchases, and other capital needs.

Sale of Equity Securities to Fund Operations

On March 3, 2009, we closed three separate but concurrent offerings for the sale of an aggregate of 5,994,963 shares of our common stock and 431,320 warrants under the Shelf for aggregate gross proceeds of $10.5 million.   Roth Capital Partners, LLC (“Roth”), acted as underwriter for two of the three transactions.  The net proceeds from the offerings, after underwriter discounts, placement fees and other offering expenses, of approximately $9.4 million will be used for general working capital purposes.  Under the terms of the underwriting agreements, Roth has the option, through March 27, 2009, to purchase additional common stock and warrants to cover over-allotments.  If the over-allotment options are exercised in full, we will receive additional proceeds, net of underwriter discounts, of approximately $1.36 million. To date, the underwriter has not exercised its over-allotment options.

Pursuant to one underwriting agreement (the “Unit Underwriting Agreement”), we sold 2,156,600 shares of common stock and 431,320 warrants as units, each unit consisting of one share of common stock and two-tenths of a warrant, at an offering price of $1.875 per unit (the “Unit Offering”).  The warrants are exercisable, at an exercise price of $1.875 per share, commencing March 3, 2009 and expire on March 3, 2014.   In addition, we granted the underwriter an option to purchase up to an additional 323,490 shares of common stock and 64,698 warrants, as units, to cover over-allotments, if any.  The underwriter purchased units from us at a discount of $0.15 per unit, representing eight percent (8%) of the public offering price.  The Unit Offering resulted in proceeds, after underwriter discounts, of approximately $3.72 million.   The shares of common stock and the warrants comprising the units were issued separately and at all times have traded separately.  Consequently, no “units” were actually issued.

Pursuant to the other underwriting agreement (the “Stock Underwriting Agreement”), we sold 3,484,309 shares of common stock at a public offering price of $1.665 per share (the “Common Stock Offering”).  In addition, we granted the underwriter an option to purchase up to an additional 522,646 shares to cover over-allotments, if any.  The underwriter purchased the common stock at a discount of $0.1332 per share, representing eight percent (8%) of the public offering price.  The Common Stock Offering resulted in proceeds, after underwriter discounts, of approximately $5.34 million.

In connection with the Unit Offering and the Common Stock Offering, we also sold an aggregate of 354,054 shares of our common stock at a price per share of $1.85 to an executive officer and two directors of our company (the “Management Offering”).  The Management Offering resulted in proceeds, after placement fees, of approximately $0.64 million.

The aggregate of the three offerings represent 18.3% of our outstanding common stock on an after-issued basis.

General Development of Business

In 2005, we began educating prospective customers about the benefits of our technologies, with a primary focus on our RF transmit, or d2p™, technology and its unique ability to address certain high-priority market needs related to mobile handset applications.  In 2006, we completed our first d2p integrated circuit (“IC”) which embodied many of the advancements of our technology and enabled us to begin demonstrating partially-integrated prototypes.  Throughout 2006, 2007 and 2008, we continued to further advance our prototype ICs and increased the level of prototype integration while cultivating potential customer relationships.  Our sales-related activities during this three-year period included prototype demonstrations of our d2p platform, support of in-depth technical due-diligence by prospective customers, analysis of prospective customer product requirements, delivery of initial proposals and terms, and ultimately, negotiations of proposed business relationships.

In 2007, we entered into licensing agreements with two customers, ITT Corporation (“ITT”) and a confidential mobile handset chip supplier (“Confidential Licensee”).  During 2008, our product development efforts were largely focused on advancing our ICs from prototype to production-ready samples for our customers.  In addition, we delivered a development/demonstration platform to ITT for their use and, late in 2008, we delivered production-ready d2p silicon samples and reference designs to our Confidential Licensee.  The delivered samples met or exceeded all critical functional and performance requirements under our agreement.

Under the terms of our licensing agreements, we will be paid royalties on a per unit basis for products sold that incorporate our licensed intellectual property.  To date, we have not earned any royalties from these two customers as they have not yet commenced shipments of products incorporating our technologies.

Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs and our ability to secure a reasonable market share through additional product offerings with our current customers and/or the addition of new customers.

We believe our technology has substantial advantages over competing technologies, especially in the third generation, or 3G, mobile handset market and generations that are evolving beyond 3G, such as 4G mobile handset standards and applications.   Industry studies indicate that over 0.5 billion 3G handsets are expected to ship in 2009, which represents over one-third of total expected mobile handset shipments.

Technology and Products

Our wireless technologies represent unique, proprietary methods for processing RF waveforms in wireless applications.  The technology applies to the transmit (baseband data to RF carrier signal) and receive (RF carrier signal to baseband data) functions of a radio transceiver.  The transmit portion of the technology is called Direct2Power™, or d2p, and enables the transformation of a digital baseband signal to an RF carrier waveform, at the desired power output level, in a single unified operation.  The receiver portion of the technology is called Direct2Data™, or d2d™, and enables the direct conversion of an RF carrier to baseband data signal.  Although our primary sales efforts were focused on commercialization of our d2p technology solutions, both of the agreements with customers in the commercial handset market contemplate incorporation of our d2d technology as well.

We have completed engineering prototypes of our d2p-based ICs targeted at mobile handset applications.  The ICs which incorporate the core RF technology were produced using a Silicon Germanium (“SiGe”) process through a fabrication relationship with IBM Microelectronics (“IBM”).   Late in 2008, we completed the integration of the digital engine that controls our RF transmit IC and interfaces to the mobile phone baseband processor.  This digital engine was produced using a CMOS semiconductor process through a third-party fabrication relationship.  These ICs are utilized to verify that our technology can be highly integrated in silicon and to demonstrate the benefits of the technology to target customers.

Our current prototypes support functionality that is multi-band (meaning multiple frequencies) and multi-mode (meaning multiple cellular standards and corresponding modulation formats). Our ICs support multiple bands of cellular and PCS (Personal Communications Service) frequencies and support the current and emerging cellular standards including GSM/EDGE, CDMA, W-CDMA, and HSUPA.  We are also able to demonstrate 802.16e WiMax and LTE standards using PCS frequencies with our current ICs.

We anticipate that future customers will either engage us to customize the implementation of the core technology based on their specific interface and product requirements or utilize our existing silicon designs.  The engagement will largely depend on the nature of the customer’s product application.

Our unique technologies process the RF waveform in a more optimal manner than existing technologies, thereby allowing the creation of handsets that have extended battery life, more easily incorporate multiple air interface standards and frequencies in smaller form factors, and reduce manufacturing costs.   Our technologies provide such attractive benefits, in part, because of their unique integrated circuit architecture which enables efficient creation of highly accurate RF waveforms at the desired power levels thereby eliminating many of the limitations of legacy analog processing.

Marketing and Sales

When we targeted the cellular industry in 2005, our initial target customer base was limited to the top tier mobile handset manufacturers.  However, in 2006 and 2007, mobile handset manufacturers were shifting RF innovation and developments to their chipset providers.  Accordingly, we expanded our target customer base to include not only the mobile handset manufacturers, but also their component suppliers.   Our first commercial chip customer and LGI are both component suppliers to mobile handset OEMs (Original Equipment Manufacturers) and/or ODMs (Original Design Manufacturers).

Although our primary target market is the mobile handset industry, we have also explored potential relationships outside this target market to the extent that the requirements of the prospective customers are in concert with the needs of our primary target market.   This exploration resulted in our licensing agreement with ITT in 2007.

Our marketing and sales activities are currently focused on developing and capitalizing on relationships in the mobile handset industry.   Although we believe our direct customers will likely be the chipset suppliers in this industry, we continue to cultivate our relationships with the mobile handset manufacturers who, at a minimum, exert major influence on their chipset suppliers.  In addition, our market awareness campaign was expanded to include network providers who exert significant influence on the OEMs in the mobile handset industry.

Our sales and sales support activities include prototype demonstrations of both semi-integrated and highly-integrated circuits that showcase the benefits of our technology, support of detailed technology due-diligence discussions and testing, analysis of potential customer product roadmaps and integration alternatives, negotiations of specific terms of potential business relationships, and support of customers during their design process.

We believe the sales cycle, from the initial customer meeting to the consummation of a business arrangement, can vary from six to twenty-four months.  The length of the sales cycle is a result of many factors, including the unique nature of our technology; intense technology evaluation and due-diligence required based on the complex nature of RF technology and the unit volumes contemplated, in general, and the cellular specifications, in particular; our lack of tenure in the cellular industry; and the variety of integration decisions that must be evaluated by the customer in order to assess the specific value proposition for their needs.   We believe the average sales cycle will shorten significantly as our technologies gain adoption in this market.

We executed our first two customer contracts in 2007 and an additional customer arrangement in 2008.  We believe additional customer design wins will occur and, furthermore, we believe that the rate of adoption of our technology will increase as shipments of products incorporating our technologies commence.  Future sales may be influenced by the terms negotiated with our customers and our ability to expand internal resources to support multiple customers.

Competition

We operate in a highly competitive industry against companies with substantially greater financial, technical, and sales and marketing resources.   Our technologies, which are currently being marketed in the mobile handset industry, face competition from incumbent providers of transceivers and power amplifiers including companies such as Anadigics, Infineon, Freescale, Qualcomm, RF Microdevices, Skyworks, and ST Ericsson, among others.   Each of our competitors, however, also has the potential of becoming a licensee of our technologies.   We also compete against RF engineering groups within the research and development organizations of our target customers.  To date, we are unaware of any competing or emerging RF technologies that provide all the simultaneous benefits that our technology enables.

We believe we can gain adoption, and therefore compete, based on the performance and cost advantages enabled by our unique circuit architecture, as supported by a solid and defensible intellectual property (“IP”) portfolio.  Our IP offering is capable of being compliant with all current mobile phone standards and can be configured to accept all standard baseband data inputs.  In addition, we believe that one or more of our technology’s ability to provide improved power efficiencies, highly accurate RF carrier waveforms, smaller form factors and better manufacturing yields, provides a solution to existing problems in applications for 3G standards and beyond that the mobile handset industry is seeking to solve.

Production and Supply

Our current business strategy is focused largely on the incorporation of our technology into mobile handsets.  In instances where our customer is a licensee of our IP, the production capacity risk shifts to that customer.   Under our agreement with LGI, we will be supplying unpackaged, tested ICs.  Those ICs will be produced for us under various foundry relationships.  We currently have a fabrication relationship with IBM for the production of our prototype ICs on a SiGe process.  We have also produced ICs through Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) using a CMOS semiconductor process.  We believe IBM and TSMC have sufficient capacity to meet our foreseeable needs.  In addition, our ICs can be produced using different materials and processes, if necessary, to satisfy capacity requirements and/or customer preferences.

Patents and Trademarks

We consider our IP, including patents, patent applications, trademarks, and trade secrets to be significant to our competitive positioning.   We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate to establish and maintain our proprietary rights in our technology and products.  As of December 31, 2008, we have obtained 78 U.S. and 54 foreign patents related to our RF technologies and have 92 patent applications pending in the United States and other countries.  We estimate the economic lives of our patents to be fifteen to twenty years.

In addition, from time to time, we obtain licenses from others for standard industry circuit designs that are integrated into our own ICs as supporting components that are peripheral to our core technologies.  We believe there are multiple sources for these types of standard circuits and we estimate the economic lives of the licenses to be two to five years based on estimated technological obsolescence.

Research and Development

For the years ended December 31, 2008, 2007 and 2006, we spent approximately $14.6 million, $10.7 million, and $9.5 million, respectively, on company-sponsored research and development activities.  Our research and development efforts have been devoted to the development and advancement of RF technologies, including the development of prototype ICs for proof of concept purposes and production-ready silicon samples and reference designs for our customers.

Employees

As of December 31, 2008, we had 52 full-time employees, of which 32 are employed in engineering research and development, 8 in sales and marketing, and 12 in executive management, finance and administration.  Our employees are not represented by a labor union.  We consider our employee relations satisfactory.

Available Information and Access to Reports

We file our annual report on Form 10-K and quarterly reports on Forms 10-Q, including any amendments thereto, as well as our proxy and other reports electronically with the Securities and Exchange Commission (“SEC”).  The SEC maintains an Internet site (http://www.sec.gov) where these reports may be obtained at no charge. Copies of any materials filed with the SEC may also be obtained from the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC  20549.  Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  Copies of these reports may also be obtained via the Company’s website (http://www.parkervision.com) via the link “SEC filings”.  This provides a direct link to our reports on the SEC Internet site. We will provide copies of this annual report on Form 10-K and the quarterly reports on Forms 10-Q, including any amendments thereto, filed during the current fiscal year upon written request to Investor Relations, 7915 Baymeadows Way, Suite 400, Jacksonville, Florida, 32256.  These reports will be provided at no charge.  In addition, exhibits may be obtained at a cost of $.25 per page plus $5.00 postage and handling.

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
We have had losses in each year since our inception in 1989, and continue to have an accumulated deficit which, at December 31, 2008, was approximately $191 million.  The net loss for 2008 was approximately $23.1 million.  To date, our technologies and products have not produced revenues sufficient to cover operating, research and development and overhead costs.  We also will continue to make expenditures on marketing, research and development, pursuit of patent protection for our intellectual property and operational costs for fulfillment of any contracts that we achieve for the sale of our products or technologies.  We expect that our revenues in 2009 will not bring the company to profitability.  If we are not able to generate sufficient revenues or we have insufficient capital resources, we will not be able to implement our business plan and investors will suffer a loss in their investment.  This may result in a change in our business strategies.

We expect to need additional capital in the future, which if we are unable to raise will result in our not being able to implement our business plan as currently formulated.
Because we have had net losses and, to date, have not generated positive cash flow from operations, we have funded our operating losses from the sale of equity securities from time to time and the sale of our video division in 2004.  We anticipate that our business plan will continue to require significant expenditures for research and development, patent protection, sales and marketing and general operations.  Our current capital resources, including cash and cash equivalents at December 31, 2008 of $4.8 million and the net proceeds of our March 3, 2009 offerings under the shelf registration statement of approximately $9.4 million, are expected to sustain operations into the first quarter of 2010.  Thereafter, unless we increase revenues to a level that covers operating expenses or we reduce costs, we will require additional capital to fund these expenses.  Financing, if any, may be in the form of loans or additional sales of equity securities. A loan or the sale of preferred stock may result in the imposition of operational limitations and other covenants and payment obligations, any of which may be burdensome to us. The sale of equity securities will result in dilution to the current shareholders’ ownership.  The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from the sale of our products, additional funding, reducing expenses or a combination of the foregoing.  The failure to generate sufficient revenues, raise capital or reduce expenses could have a material adverse effect on our ability to achieve our long-term business objectives.

Our industry is subject to rapid technological changes which if we are unable to match or surpass, will result in a loss of competitive advantage and market opportunity.
Because of the rapid technological development that regularly occurs in the microelectronics industry, we must continually devote substantial resources to developing and improving our technology and introducing new product offerings.  For example, in fiscal years 2008 and 2007, we spent approximately $14.6 million and $10.7 million, respectively, on research and development, and we expect to continue to spend a significant amount in this area in the future. These efforts and expenditures are necessary to establish and increase market share and, ultimately, to grow revenues. If another company offers better products or our product development lags, a competitive position or market window opportunity may be lost, and therefore our revenues or revenue potential may be adversely affected.

If our products are not commercially accepted, our developmental investment will be lost and our ability to do business will be impaired.
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
We rely on our intellectual property, including patents and patent applications, to provide competitive advantage and protect us from theft of our intellectual property.  We believe that many of our patents are for entirely new technologies.  If the patents are not issued or issued patents are later shown not to be as broad as currently believed, or are otherwise challenged such that some or all of the protection is lost, we will suffer adverse effects from the loss of competitive advantage and our ability to offer unique products and technologies.  As a result, there would be an adverse impact on our financial condition and business prospects.

If we cannot demonstrate that our technologies and products can compete in the marketplace and are better than current competitive solutions, then we will not be able to generate the sales we need to continue our business and our prospects will be impaired.
We expect to face competition from chip suppliers such as Anadigics, Infineon, Freescale, Qualcomm, RF Microdevices, Skyworks, and ST Ericsson, among others.  Our technology may also face competition from other emerging approaches or new technological advances which are under development and have not yet emerged.  If our technologies and products are not established in the market place as improvements over current, traditional chip solutions in wireless communications, our business prospects and financial condition will be adversely affected.

We rely, in large part, on key business and sales relationships for the successful commercialization of our products, which if not developed or maintained, will have an adverse impact on achieving market awareness and acceptance and will result in a loss of business opportunity.
To achieve a wide market awareness and acceptance of our products, as part of our business strategy, we will attempt to enter into a variety of business relationships with other companies which will incorporate our technologies into their products and/or market products based on our technologies.  The successful commercialization of our products will depend in part on our ability to meet obligations under contracts with respect to the products and related development requirements.  The failure of these business relationships will limit the commercialization of our products which will have an adverse impact on our business development and our ability to generate revenues and recover development expenses.

We rely, in large part, on the ability of key customers to successfully develop and sell products incorporating our technologies, the failure of which will have an adverse impact on our business opportunities.
The successful commercialization of our products will depend, in part, on the success and timing of our customers’ product development and sales activities which may be impacted by factors outside of our control.  Delays in or failure of our customers’ product development or sales activities will hinder the commercialization of our products which will have an adverse impact on our ability to generate revenues and recover development expenses.

We are highly dependent on Mr. Jeffrey Parker as our chief executive officer.  If his services were lost, it would have an adverse impact on our leadership and on how we are perceived within the industry and by investors.
Because of Mr. Parker’s position in the company and the respect he has garnered in both the industry in which we operate and the investment community, the loss of his services might be seen as an impediment to the execution of our business plan.  If Mr. Parker were no longer available to the company, investors might experience an adverse impact on their investment.  We currently have an employment agreement with Mr. Parker and we maintain key-employee life insurance for our benefit on Mr. Parker.

If we are unable to attract or retain key executives and other highly skilled employees, we will not be able to execute our current business plans.
Our business is very specialized, and therefore it is dependent on having skilled and specialized key executives and other employees to conduct our research, development and customer support activities.  The inability to obtain or retain these key executives and other specialized employees would have an adverse impact on the research, development and technical customer support activities that our products require.  These activities are instrumental to the successful execution of our business plans.

Our outstanding options and warrants may affect the market price and liquidity of the common stock.
At December 31, 2008, we had 26,716,080 shares of common stock outstanding and had 5,195,702 exercisable options and warrants for the purchase of shares of common stock, assuming no terminations or forfeitures of such options and warrants.  On December 31, 2009 and 2010, respectively, there will be 5,521,367 and 5,594,225 currently exercisable options and warrants (assuming no new grants, exercises, terminations or forfeitures since December 31, 2008).   All of the underlying common stock of these securities is registered for sale to the holder or for public resale by the holder.  The amount of common stock available for the sales may have an adverse impact on our ability to raise capital and may affect the price and liquidity of the common stock in the public market.  In addition, the issuance of these shares of common stock will have a dilutive effect on current shareholders’ ownership.

Provisions in the certificate of incorporation and by-laws could have effects that conflict with the interest of shareholders.
Some provisions in our certificate of incorporation and by-laws could make it more difficult for a third party to acquire control of us.  For example, the board of directors has the ability to issue preferred stock without shareholder approval, and there are pre-notification provisions for director nominations and submissions of proposals from shareholders to a vote by all the shareholders under the by-laws.  Florida law also has anti-takeover provisions in its corporate statute.

We have a shareholder protection rights plan that may delay or discourage someone from making an offer to purchase the company without prior consultation with the board of directors and management which may conflict with the interests of some of the shareholders.
On November 17, 2005, the board of directors adopted a shareholder protection rights plan which called for the issuance, on November 29, 2005, as a dividend, of rights to acquire fractional shares of preferred stock.  The rights are attached to the shares of common stock and transfer with them.  In the future the rights may become exchangeable for shares of preferred stock with various provisions that may discourage a takeover bid.  Additionally, the rights have what are known as “flip-in” and “flip-over” provisions that could make any acquisition of the company more costly.  The principal objective of the plan is to cause someone interested in acquiring the company to negotiate with the board of directors rather than launch an unsolicited bid.  This plan may limit, prevent, or discourage a takeover offer that some shareholders may find more advantageous than a negotiated transaction.  A negotiated transaction may not be in the best interests of the shareholders.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded under the symbol PRKR on the Nasdaq Global Market ("Nasdaq"), which is the principal market for the common stock.  Listed below is the range of the high and low sale prices of the common stock for the last two fiscal years, as reported by Nasdaq.

	2008		2007
	High	Low	High	Low
Quarter ended March 31	$16.12	$4.80	$13.98	$9.28
Quarter ended June 30	12.35	7.40	13.75	10.15
Quarter ended September 30	13.69	8.35	16.00	10.94
Quarter ended December 31	10.99	2.00	17.20	7.00

Holders

As of March 4, 2009, we had 147 holders of record and we believe there are approximately 2,000 beneficial holders of our common stock.

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

Sales of Unregistered Securities

On December 15, 2008, we granted 3,000 options to purchase common stock to an employee that vest over three years.   The options have an exercise price of $3.13 per share, expire seven years from the grant date and are exempt from registration under section 4(2).  We will not receive any consideration for the options until the recipient exercises the option.

Issuer Repurchase of Equity Securities

None.

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder returns for our company, the Nasdaq U.S. Stock Market Index, the Nasdaq Electronic Components Index and Nasdaq Telecommunications Index for the five years ending December 31, 2008.  The total shareholder returns assumes the investment on December 31, 2003 of $100 in our common stock, the Nasdaq U.S. Stock Market Index, the Nasdaq Electronic Components Index, and Nasdaq Telecommunications Index at the beginning of the period, with immediate reinvestment of all dividends.

The data points for the performance graph are as follows:

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

ParkerVision, Inc.	100.00	90.91	92.95	113.89	161.59	25.23
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Telecommunications	100.00	106.64	103.00	131.01	134.97	78.22
NASDAQ Electronic Components	100.00	78.30	84.93	79.38	92.16	47.68

Item 6.  Selected Financial Data

The following table sets forth our consolidated financial data as of the dates and for the periods indicated.  The data has been derived from our audited consolidated financial statements.  The selected financial data should be read in conjunction with our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The selected financial data for the statement of operations for the year ended December 31, 2004 has been restated to reflect the effects of discontinued operations resulting from the May 2004 sale of certain assets of our video division to Thomson Broadcast & Media Solutions, Inc. and Thomson Licensing SA.

	For the years ended December 31,
(in thousands, except per share amounts)	2008	2007	2006	2005	2004
Consolidated Statement of Operations Data:
Revenues, net	$0	$284	$0	$996	$441
Gross margin	0	32	0	(2,041)	(2,854)
Operating expenses	23,432	19,122	16,866	21,362	19,951
Interest and other income	358	876	1,051	304	217
Loss from continuing operations	(23,074)	(18,213)	(15,816)	(23,099)	(22,588)
Gain from discontinued operations	0	0	0	0	7,773
Net loss	(23,074)	(18,213)	(15,816)	(23,099)	(14,815)

Basic and diluted net loss per common share Continuing operations	(0.88)	(0.74)	(0.68)	(1.14)	(1.25)
Discontinued operations	n/a	n/a	n/a	n/a	0.43
Total basic and diluted net loss per common share	(0.88)	(0.74)	(0.68)	(1.14)	(0.82)

Consolidated Balance Sheet Data:
Total assets	$17,976	$26,577	$26,675	$23,832	$28,081
Shareholders’ equity	16,110	24,414	25,183	22,400	24,758
Working capital	4,043	12,611	13,313	10,833	10,471

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are in the business of designing, developing and selling our proprietary RF technologies and products for use in semiconductor circuits for wireless communication products.  Since 2007, we have entered into three customer contracts for the incorporation of our technologies into wireless chipsets, modules and products.   Two of the three customer agreements represent licensing agreements whereby our customers, ITT and a Confidential Licensee will incorporate our IP into their own wireless semiconductor circuits and/or radio products.  We have also recently entered into an agreement with LGI for the joint development and marketing of wireless radio modules that incorporate our technologies.  These modules, which will incorporate unpackaged integrated RF circuits supplied by us, are being designed for 3G mobile handset and data card applications.

Since exiting our retail product business in 2005, we have generated no product or royalty revenue from our wireless RF technologies.  We anticipate initial shipments of products incorporating our technologies to commence in 2009.  We recognized service revenue in 2007 resulting from engineering design services provided to one of the licensees of our technology.

Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs incorporating our technologies and expand our market opportunities through additional product offerings with our current customers and/or the addition of new customers.

We believe our technology has substantial advantages over competing technologies, especially in the 3G mobile handset market and generations that are likely to evolve beyond 3G, such as 4G mobile handset standards and applications.   We have made significant investments in developing our technologies and products, the returns on which are dependent upon the generation of future revenues for realization.   Since we have not yet generated revenues sufficient to offset our operating expenses, we have mostly relied on proceeds from the sale of equity securities to fund our operations.  We intend to continue to use our working capital to support future marketing, sales, research and development and general operations.

Critical Accounting Policies

We believe that the following are the critical accounting policies affecting the preparation of our consolidated financial statements:

Intangible Assets

Patents, copyrights and other intangible assets are amortized using the straight-line method over their estimated period of benefit.  We estimate the economic lives of our patents and copyrights to be fifteen to twenty years.  We estimate the economic lives of other intangible assets, including licenses, based on estimated technological obsolescence, to be two to five years, which is generally shorter than the contractual lives.   Periodically, we evaluate the recoverability of our intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists (“Triggering Event”).  Based on our cumulative net losses and negative cash flows from operations to date, we assess our working capital needs on an annual basis which is considered to be a Triggering Event for purposes of evaluating the recoverability of our intangible assets.  As a result of our evaluation, and the significant excess of our market capitalization over our net book value at December 31, 2008, we determined that no impairment exists with regard to our intangible assets.

Accounting for Share-Based Compensation

We account for our share-based compensation plans in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 123(R), Share-Based Payment, which we adopted January 1, 2006 using the modified prospective method of adoption.  Under this method, the fair value of share-based awards is determined using various valuation models which require the use of highly subjective assumptions.  These assumptions include estimating how long employees will retain their stock options before exercising them, the volatility of our common stock price over the expected life of the equity award, and the rate at which equity awards will be forfeited unvested.  Changes in these subjective assumptions can materially affect the estimate of fair value of share-based compensation and consequently, the related amount recognized as expense in the consolidated statements of operations.

We elected to adopt the alternative short-cut method described in FASB Staff Position 123R-3 for determining the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of employee share-based compensation and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows for the income tax effects of employee share-based compensation awards that were outstanding upon the adoption of SFAS 123(R).

Revenue Recognition

We did not recognize any product or royalty revenue in 2008, 2007 or 2006.

We account for service revenue under the provisions of Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition in Financial Statements and AICPA Statement of Position No. 81-1 (“SOP 81-1”), Accounting for Performance of Construction-Type and Certain Production-Type Contracts.  Under the provisions of SAB 104 and SOP 81-1, we recognize revenue when there is persuasive evidence of an arrangement, services have been rendered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.  We use the percentage-of-completion method of accounting for cost reimbursement-type contracts which specify a certain billable fee amount.  Revenues are recognized as costs are incurred assuming that collection is reasonably assured.  Our cost of sales includes the direct labor costs of engineering staff providing services under these contracts, as well as indirect costs including depreciation and amortization and allocated facilities costs.

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

In addition, on January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, (“FIN 48”).  FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on recognition and classification of income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP.  We have evaluated FSP FAS 157-2 and expect it to have no impact on our consolidated financial statements when adopted.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets.  This statement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  FSP No. 142-3 is effective for fiscal years beginning after December 31, 2008 and early adoption is prohibited.  We have evaluated FSP No. 142-3 and expect it to have no impact on our consolidated financial statements when adopted.

In June 2008, the FASB issued FSP No. EITF 03-6-1 (“FSP 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This statement concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. FSP 03-6-1 is effective January 1, 2009.  We have evaluated FSP 03-6-1 and expect it to have no impact on our consolidated financial statements when adopted as we currently have no participating securities, as defined by this statement.

Results of Operations for Each of the Years Ended December 31, 2008, 2007 and 2006

Revenues and Gross Margins

We had no product or royalty revenues for the years ended December 31, 2008, 2007 or 2006.

For the year ended December 31, 2007, we recognized approximately $284,000 in service revenue and approximately $32,000, or 11%, in gross margin related to engineering consulting services provided to ITT.   These services included analysis and evaluation of architectural design alternatives for incorporation of our d2p technology into RF circuits based on various product specifications provided by ITT.   Cost of sales for engineering services includes the direct labor costs of engineering staff, as well as depreciation, amortization and allocated facilities costs.   Indirect costs are generally allocated to cost of sales based on a percentage of the labor hours incurred for customer design support.  Allocated indirect costs represent approximately 38% of the total cost of sales.

We anticipate both royalty and design service revenue from our customers in 2009.  Based on our understanding of ITT’s product deployment programs and targeted sales milestones, we anticipate initial revenue in 2009 from ITT’s programs.  We believe we will achieve cumulative royalties of approximately $25 million over the multi-year contract with ITT based on established royalty rates and our understanding of ITT’s product plans.

In addition, we delivered production-ready IC designs and sample chips to our Confidential Licensee in December 2008 and continue to work closely with them to transition these designs to volume production chipsets, which they will manufacture through their own foundry relationships.   Royalties from our Confidential Licensee will be earned as this licensee sells its chipset solution, incorporating our technologies, to mobile handset OEMs and ODMs.  We anticipate that royalties from this customer will range from approximately $5 million to $10 million in the first full year of their chipset shipments, depending upon the customer’s product mix and unit volume as well as the timing of incorporation of our receiver technology into their chipsets.  We also believe the opportunity exists to significantly expand our royalty revenue from this customer based on the expected growth of the market in which their products are targeted and our customer’s ability to capture increased market share for their products.

Based on our relationship and initial program plan with LGI, we expect to begin generating revenue from the sale of unpackaged ICs as early as the first quarter of 2010.  The supply agreement terms between us and LGI will be completed as we finalize the product specifications under the program plan which we believe will occur during the first half of 2009.

Research and Development Expenses

Research and development expenses increased approximately $3.9 million, or 37%, from 2007 to 2008 and approximately $1.2 million, or 12%, from 2006 to 2007.

The increase in research and development expenses from 2007 to 2008 was primarily due to increases in personnel and related costs, including taxes, benefits, travel costs and employee share-based compensation expense; outside engineering design and consulting fees; prototype production costs; and software development tools and related maintenance costs.

Personnel and related costs, net of share-based compensation, increased approximately $580,000 from 2007 to 2008 as a result of compensation increases for existing engineering staff, the addition of personnel, including a vice-president of engineering, and increased travel expense for engineering travel to both customer and outside consultant facilities, offset by decreases in cash incentive bonuses from 2007 to 2008.  Employee share-based compensation expense increased by approximately $995,000 from 2007 to 2008, primarily due to the  noncash expense related to restricted shares and restricted share units issued to engineering executives and other employees in 2008 as long-term incentive compensation and in lieu of cash incentive bonuses.

Outside design consulting services increased approximately $1,710,000 from 2007 to 2008 as a result of the continued use of outside firms to supplement in-house engineering resources, particularly with regard to our RF receiver IC development and the design layout of sample ICs for the digital engine that controls our RF transmit ICs.  Prototype IC production costs increased approximately $305,000 from 2007 to 2008.   We maintain a fairly regular cycle of prototype chip runs; however, the fabrication costs vary based on the materials specified and the number of variants requested on each run.  In 2008, we produced certain sample ICs on a TSMC foundry process in addition to our regular foundry runs with IBM.   Software maintenance and support costs for engineering design software increased approximately $230,000 from 2007 to 2008 due to additional software tools and related maintenance costs required for IC design work.

The increase in research and development expenses from 2006 to 2007 was primarily due to increases in personnel cost and design consulting fees.  Personnel and related costs increased approximately $640,000 due to the addition of personnel, compensation increases for existing engineering staff and increases in performance bonuses earned in 2007 over 2006.  Outside engineering design consulting costs increased approximately $550,000 from 2006 to 2007 due to increased use of outside design services to supplement in-house engineering resources, offset by the expiration of a share-based consulting agreement which reduced stock-based compensation expense.

The markets for our products and technologies are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions.  Our ability to successfully develop and introduce, on a timely basis, new and enhanced products and technologies will be a significant factor in our ability to grow and remain competitive.  Although we anticipate decreases in our research and development expenses in 2009, particularly with regard to outside design consulting services, we are committed to continue investing in our technology and product development and therefore we anticipate that we will use a substantial portion of our working capital for research and development activities in 2009.

Marketing and Selling Expenses

Marketing and selling expenses decreased approximately $0.1 million or 3.7%, from 2007 to 2008 and increased by approximately $0.6 million or 27%, from 2006 to 2007.

The decrease in marketing and selling expenses from 2007 to 2008 was primarily due to decreases in personnel and related costs and non-employee share-based compensation, partially offset by increases in outside consulting fees and employee share-based compensation expense.

Personnel costs, net of share-based compensation, decreased from 2007 to 2008 by approximately $160,000, primarily due to a reduction in employee cash bonuses, partially offset by increases in sales and marketing employee travel costs.   Non- employee share-based compensation decreased approximately $135,000 from 2007 to 2008 primarily as a result of the reversal of previously recognized compensation expense on performance-based options which expired unvested in 2008.  These decreases were partially offset by increases in employee share-based compensation expense of approximately $205,000 primarily due to the noncash expense related to restricted stock units issued to sales and marketing executives and other employees in 2008 as long-term incentive compensation.

The increase in marketing and selling expenses from 2006 to 2007 was primarily due to increases in personnel costs, outside consulting and other professional fees and employee share-based compensation expense.  Personnel costs increased approximately $230,000 due to increases in personnel late in 2006, compensation increases for existing employees and increases in performance bonuses earned from 2006 to 2007.  Outside consulting and other professional fees increased approximately $280,000 from 2006 to 2007 due to the use of consultants for expansion of network carrier and other potential customer relationships and legal fees incurred in relation to initial licensing agreements.  Employee related share-based compensation expense increased approximately $60,000 due to additional share based awards for sales and marketing employees.

We are committed to continuing our investment in marketing and selling efforts in order to continue to increase market awareness and penetration of our products and technologies, although we do not anticipate any significant increases in overall sales and marketing expenses in 2009.

General and Administrative Expenses

General and administrative expenses consist primarily of executive, finance and administrative personnel costs and costs incurred for insurance, shareholder relations and outside professional services.  Our general and administrative expenses increased by approximately $0.5 million, or 9%, from 2007 to 2008 and by $0.5 million, or 9%, from 2006 to 2007.

The increase in general and administrative expenses from 2007 to 2008 is primarily due to increases in share-based compensation expense partially offset by decreases in other personnel and related costs, insurance and corporate travel costs.

Share-based compensation expense increased approximately $825,000 from 2007 to 2008, largely due to restricted stock units issued to named executives and other employees in 2008 as long-term incentive compensation.   This increase is partially offset by a decrease in other personnel and related costs of approximately $140,000, primarily from a reduction in employee cash bonuses in 2008.  In addition, the cost of our directors’ and officers’ liability insurance decreased by approximately $85,000 from 2007 to 2008 due to general market conditions and our corporate travel expenses decreased approximately $75,000.

The increase in general and administrative expenses from 2006 to 2007 is due to increases in personnel costs and employee share-based compensation, offset partially by decreases in insurance costs.  Personnel costs increased approximately $340,000 from 2006 to 2007 primarily due to an increase of approximately $290,000 in performance bonuses earned in 2007 over 2006.  These bonuses were largely paid through the issuance of stock awards to our chief executive officer and chief financial officer in early 2008.   Employee stock-based compensation expense increased approximately $250,000 from 2006 to 2007 due largely to the fair value expense related to long-term incentive awards for our executive officers in 2006 and 2007.  The cost of our directors’ and officers’ liability insurance decreased by approximately $110,000 from 2006 to 2007 due to general market conditions.  In addition, consulting and other professional fees, including share-based consulting fees, decreased approximately $50,000 from 2006 to 2007.  This decrease is primarily the result of increases in accounting and consulting fees related to our financial accounting system conversion in 2007 offset by a decrease in share-based consulting fees primarily from a consulting agreement that expired in 2006.

Interest Income and Other

Interest income and other consist of interest earned on our investments, net gains recognized on the sale of investments, and other miscellaneous income and expense.  Interest income and other decreased approximately $0.5 million from 2007 to 2008 and approximately $0.2 million from 2006 to 2007.  The decrease in interest income and other from 2007 to 2008 is primarily the result of lower average cash balances and interest rates during 2008.  The decrease in interest income and other from 2006 to 2007 is primarily due to a reduction in miscellaneous income of approximately $110,000.

Loss and Loss per Common Share

Our net loss increased by approximately $4.9 million or $0.14 per common share from 2007 to 2008 and increased by approximately $2.4 million or $0.06 per common share from 2006 to 2007.  The increase in net loss from 2007 to 2008 is primarily due to a $4.3 million or 22.5% increase in operating expenses, primarily related to research and development activities.  The increase in net loss from 2006 to 2007 is primarily due to a $2.3 million or 13% increase in operating expenses.

Liquidity and Capital Resources

At December 31, 2008, we had working capital of approximately $4.0 million including approximately $4.8 million in cash and cash equivalents.  For the year ended December 31, 2008, our cash and cash equivalents decreased by $8.6 million from the previous year.  This decrease is a result of approximately $17.1 million used for operations and $1.8 million for payments of patent costs and purchases of software licenses and fixed assets used in operations.  This cash usage was partially offset by $8.9 million in proceeds from the March 2008 sale of equity securities and approximately $1.3 million in proceeds received from the exercise of options and warrants in 2008.

For the year ended December 31, 2007, our cash and cash equivalents increased by $0.2 million from the previous year.  This increase was a result of approximately $8.4 million in proceeds from the February 2007 sale of equity securities and approximately $6.7 million received from the exercise of approximately 800,000 options and warrants in 2007, offset by the use of approximately $13.5 million in cash for operating activities and approximately $1.4 million for the purchase of property and equipment and for payment of patent costs in 2007.

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

At December 31, 2008, we were not subject to any significant commitments to make additional capital expenditures.

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products.  Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs incorporating our technologies and our ability secure a reasonable share of the market through additional product offerings with our current customers and/or the addition of new customers.  We expect that revenue for 2009 will not be sufficient to cover our operational expenses for 2009, and that our expected continued losses and use of cash will be funded from available working capital.  We assessed our short-term liquidity needs based on the assumption that our working capital must be sufficient to cover our operational expenses for 2009 with an assumption of minimal revenue.

We expect our overall operating costs in 2009 will be lower than those incurred in 2008 as a result of the elimination of certain non-recurring expenditures related to product development activities in 2008 as well as certain cost-reduction measures implemented by us.  The non-recurring product development expenditures primarily include outside engineering design resources utilized in 2008 to assist in the layout of certain ICs under programs which were largely completed by the end of 2008.  In addition, we anticipate reductions in travel costs, board expenses, professional fees and software support costs, among others, based on cost-reduction measures that we have taken internally along with cost negotiations with various outside suppliers.

On January 5, 2009, we filed a Shelf for the offering of various securities, up to $25 million, over a period of up to three years.  The Shelf, which was declared effective January 20, 2009, is intended to provide flexibility for our future capital needs and may be used to fund working capital, capital expenditures, vendor purchases, and other capital needs.   On March 3, 2009, we completed the sale of an aggregate of 5,994,963 shares of our common stock and 431,320 warrants under the Shelf for net proceeds, after underwriting discounts, placement fees and offering expenses, of approximately $9.4 million.   We plan to use these proceeds, together with the $4.8 million in cash and cash equivalents at December 31, 2008, to fund our 2009 working capital needs.

We believe our current capital resources, together with the proceeds from the March 2009 equity financing and our 2009 cost reduction efforts will be sufficient to support our liquidity requirements at least into the first quarter of 2010.  In the event that sufficient working capital is not available to meet our 2009 liquidity needs, we believe additional liquidity could be obtained through the issuance of securities under our Shelf in lieu of cash payments for certain vendor purchases, the surrender of key-man life insurance policies for their cash value, and/or additional cost reduction measures.  In addition, we may be able to meet certain liquidity needs through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no outstanding long-term debt obligations.

The long-term continuation of our business plan through 2009 and beyond is dependent upon the generation of sufficient revenues from our technologies and products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private financing and/or further reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or further reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

Off-Balance Sheet Transactions, Arrangements and Other Relationships; Contractual Obligations

As of December 31, 2008, we have outstanding warrants to purchase 1,778,819 shares of common stock that were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001, 2005 and 2006.  These warrants have exercise prices ranging from $8.50 to $56.66 per share with a weighted average exercise price of $31.73 and a weighted average remaining contractual life of 2.45 years.  The estimated fair value of these warrants at their date of issuance of $17,335,777 is included in shareholders’ equity in our consolidated balance sheets.  During the year ended December 31, 2008, warrants to purchase 35,709 shares of common stock were exercised at a weighted average exercise price of $8.50, resulting in proceeds of approximately $0.3 million.  Refer to “Non Plan Options/Warrants” in Note 8 to the consolidated financial statements included in Item 8 for information regarding the outstanding warrants.

Our contractual obligations and commercial commitments at December 31, 2008 were as follows (see “Lease Commitments” in Note 11 to the consolidated financial statements included in Item 8):

	Payments due by period
Contractual Obligations:	Total	1 year or less	2-3 years	4 - 5 years	After 5 years
Operating leases	$1,277,000	$510,000	$767,000	$0	$0

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

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

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
Page

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC
ACCOUNTING FIRM	25

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets - December 31, 2008 and 2007	27

Consolidated Statements of Operations - for the years ended
December 31, 2008, 2007 and 2006	28

Consolidated Statements of Shareholders’ Equity - for the years ended
December 31, 2008, 2007 and 2006	29

Consolidated Statements of Cash Flows - for the years ended
December 31, 2008, 2007 and 2006	31

Notes to Consolidated Financial Statements - December 31, 2008, 2007
and 2006	32

FINANCIAL STATEMENT SCHEDULE:

Schedule II – Valuation and Qualifying Accounts	81

  Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of ParkerVision, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ParkerVision, Inc. and its subsidiary at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

PricewaterhouseCoopers LLP
Jacksonville, Florida
March 16, 2009

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

	2008	2007
CURRENT ASSETS:

Cash and cash equivalents	$4,814,659	$13,400,832
Prepaid expenses	849,791	957,252
Other current assets	5,462	71,700
Total current assets	5,669,912	14,429,784

PROPERTY AND EQUIPMENT, net	1,376,582	1,827,880

OTHER ASSETS, net	10,929,405	10,318,893
Total assets	$17,975,899	$26,576,557

CURRENT LIABILITIES:
Accounts payable	$811,381	$393,225
Accrued expenses: Salaries and wages	265,117	691,249
Professional fees	277,422	360,713
Other accrued expenses	273,305	373,184
Total current liabilities	1,627,225	1,818,371

DEFERRED RENT	238,470	343,747
Total liabilities	1,865,695	2,162,118

COMMITMENTS AND CONTINGENCIES (Notes 8, 9 and 11)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 26,716,080 and 25,182,892 shares issued and outstanding at December 31, 2008 and 2007, respectively	267,161	251,829
Warrants outstanding	17,335,777	17,492,097
Additional paid-in capital	189,193,386	174,282,736
Accumulated deficit	(190,686,120)	(167,612,223)
Total shareholders' equity	16,110,204	24,414,439
Total liabilities and shareholders' equity	$17,975,899	$26,576,557

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

Product revenue	$0	$0	$0
Engineering services revenue		283,675	0
Net revenues	0	283,675	0

Cost of sales	0	251,314	0
Gross margin	0	32,361	0

Research and development expenses	14,618,903	10,700,181	9,521,194
Marketing and selling expenses	2,594,010	2,692,887	2,117,827
General and administrative expenses	6,219,188	5,729,136	5,227,461
Total operating expenses	23,432,101	19,122,204	16,866,482

Interest income and other	358,204	876,421	1,050,824

Net loss	(23,073,897)	(18,213,422)	(15,815,658)

Unrealized gain on investment securities	0	0	1,006

Comprehensive loss	$(23,073,897)	$(18,213,422)	$(15,814,652)

Basic and diluted net loss per common share	$(0.88)	$(0.74)	$(0.68)

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
Common shares – beginning of year	25,182,892	23,387,566	20,958,765
Issuance of common stock upon exercise of options and warrants	185,143	802,885	39,250
Issuance of common stock as employee compensation	41,627	0	5,089
Issuance of common stock upon vesting of restricted stock units	55,779	0	0
Issuance of common stock in private offering	1,240,199	992,441	2,373,335
Issuance of common stock as payment for services	10,440	0	11,127
Common shares – end of year	26,716,080	25,182,892	23,387,566

Par value of common stock – beginning of year	$251,829	$233,876	$209,588
Issuance of common stock upon exercise of options and warrants	1,852	8,029	393
Issuance of common stock as employee compensation	416	0	51
Issuance of common stock upon vesting of restricted stock units	558	0	0
Issuance of common stock in private offering	12,402	9,924	23,733
Issuance of common stock as payment for services	104	0	111
Par value of common stock – end of year	$267,161	$251,829	$233,876

Warrants outstanding – beginning of year	$17,492,097	$20,290,878	$17,693,482
Exercise of warrants	(156,320)	(2,798,781)	0
Issuance of warrants in connection with private offering	0	0	2,597,396
Warrants outstanding – end of year	$17,335,777	$17,492,097	$20,290,878

Additional paid-in capital – beginning of year	$174,282,736	$154,056,663	$138,080,663
Issuance of common stock upon exercise of options and warrants	1,561,857	9,534,984	239,642
Issuance of common stock as employee compensation	445,344	0	50,228
Issuance of common stock upon vesting of restricted stock units	(58,286)	0	0
Issuance of common stock in private offering	8,936,599	8,390,324	13,625,721
Issuance of common stock as payment for services	69,896	0	164,313
Shelf registration fees	(15,300)	0	0
Stock-based compensation expense	3,970,540	2,300,765	1,896,096
Additional paid-in capital – end of year	$189,193,386	$174,282,736	$154,056,663

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
Accumulated other comprehensive loss – beginning of year	$0	$0	$(1,006)
Change in unrealized gain on investments	0	0	1,006
Accumulated other comprehensive loss – end of year	$0	$0	$0

Accumulated deficit – beginning of year	$(167,612,223)	$(149,398,801)	$(133,583,143)
Net loss	(23,073,897)	(18,213,422)	(15,815,658)
Accumulated deficit – end of year	$(190,686,120)	$(167,612,223)	$(149,398,801)

Total shareholders’ equity – beginning of year	$24,414,439	$25,182,616	$22,399,584
Issuance of common stock upon exercise of options and warrants	1,407,389	6,744,232	240,035
Issuance of common stock as employee compensation	445,760	0	50,279
Issuance of common stock upon vesting of restricted stock units	(57,728)	0	0
Issuance of common stock and warrants in private offering	8,949,001	8,400,248	16,246,850
Issuance of common stock as payment for services	70,000	0	164,424
Shelf registration fees	(15,300)	0	0
Stock-based compensation expense	3,970,540	2,300,765	1,896,096
Comprehensive loss	(23,073,897)	(18,213,422)	(15,814,652)
Total shareholders’ equity – end of year	$16,110,204	$24,414,439	$25,182,616

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,073,897)	$(18,213,422)	$(15,815,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,620,550	1,649,014	1,690,497
Amortization of premium on investments	0	0	1,561
Stock compensation	4,243,494	2,327,522	2,350,853
Impairment loss on asset held for sale	30,700	0	0
Loss (gain) on sale of equipment and other assets	24,756	17,860	(5,191)
Changes in operating assets and liabilities:
Accounts receivable, net	0	0	14,854
Prepaid and other assets	115,986	8,212	150,630
Accounts payable and accrued expenses	43,093	750,663	(348,400)
Deferred rent	(96,710)	(81,276)	515,751
Total adjustments	5,981,869	4,671,995	4,370,555
Net cash used in operating activities	(17,092,028)	(13,541,427)	(11,445,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(141,521)	(469,916)	(1,087,889)
Purchase of licenses	(694,000)	0	0
Payment for patent costs	(941,986)	(957,833)	(1,333,868)
Proceeds from maturity/sale of investments	0	0	295,000
Proceeds from sale of property and equipment	0	0	36,867
Net cash used in investing activities	(1,777,507)	(1,427,749)	(2,089,890)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in private offering	8,949,001	8,400,248	16,246,850
Proceeds from exercise of options and warrants	1,349,661	6,744,232	240,036
Payment of shelf registration fees	(15,300)	0	0
Net cash provided by financing activities	10,283,362	15,144,480	16,486,886

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,586,173)	175,304	2,951,893

CASH AND CASH EQUIVALENTS, beginning of year	13,400,832	13,225,528	10,273,635

CASH AND CASH EQUIVALENTS, end of year	$4,814,659	$13,400,832	$13,225,528

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 and 2006

1.	THE COMPANY AND NATURE OF BUSINESS

ParkerVision, Inc. (the "Company”, “ParkerVision”, or “we”) was incorporated under the laws of the state of Florida on August 22, 1989 and currently operates in a single segment - wireless technologies and products.

We design, develop and sell our proprietary radio-frequency (“RF”) technologies and products for incorporation into wireless communications products.  Our operations include the licensing of our intellectual property for incorporation into wireless radio products designed by our customers.  We currently have two licensing customers for our technologies, ITT Corporation (“ITT”) and a confidential mobile handset chip supplier (“Confidential Licensee”), both of whom entered into licensing agreements with us in 2007.   Under the terms of the licensing agreements, we will be paid royalties on a per unit basis for products sold that incorporate our licensed intellectual property.   To date, we have not earned any royalty revenue from these two customers as they have not yet commenced shipments of products incorporating our technologies.

In December 2008, we entered into an agreement with LG Innotek Co., Ltd. (“LGI”) for the joint development and marketing of modules that incorporate our technologies for use in mobile handset and data card applications.  Under this agreement, we will supply LGI with unpackaged integrated circuits that incorporate our technologies.   Our products will be sold to LGI under a supply agreement, the terms of which will be finalized as part of the development plan with LGI.  Our integrated circuits will be manufactured for us, based on our designs, under purchase agreements with various semiconductor foundries.

Our operations also include, from time to time, the sale of engineering consulting and design services to our customers for the development of products incorporating our technologies.

2.     LIQUIDITY AND CAPITAL RESOURCES

We operate in a highly competitive industry with rapidly changing and evolving technologies.  Many of our potential competitors have substantially greater financial, technical and other resources.  We have made significant investments in developing our technologies and products, the returns on which are dependent upon the generation of future revenues for realization.

We have incurred losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sale of our equity securities to fund our operations.   For the year ended December 31, 2008, we incurred a net loss of approximately $23.1 million and negative cash flows from operations of approximately $17.1 million.  At December 31, 2008, we had an accumulated deficit of approximately $190.7 million and working capital of approximately $4.0 million.

We expect that revenue for 2009 will not be sufficient to cover our operational expenses for 2009, and that our expected continued losses and use of cash will be funded from available working capital.  We assessed our short-term liquidity needs based on the assumption that our working capital must be sufficient to cover our operational expenses for 2009 with an assumption of minimal revenue.

We expect our overall operating costs in 2009 will be lower than those incurred in 2008 as a result of the elimination of certain non-recurring expenditures related to product development activities in 2008 as well as certain cost-reduction measures implemented by us.  The non-recurring product development expenditures primarily include outside engineering design resources utilized in 2008 to assist in the layout of certain ICs under programs which were largely completed by the end of 2008.  In addition, we anticipate reductions in travel costs, board expenses, professional fees and software support costs, among others, based on cost-reduction measures that we have taken internally along with cost negotiations with various outside suppliers.

On January 5, 2009, we filed a Shelf for the offering of various securities, up to $25 million, over a period of up to three years.  The Shelf, which was declared effective January 20, 2009, is intended to provide flexibility for our future capital needs and may be used to fund working capital, capital expenditures, vendor purchases, and other capital needs.   On March 3, 2009, we completed the sale of an aggregate of 5,994,963 shares of our common stock and 431,320 warrants under the Shelf for net proceeds, after underwriting discounts, placement fees and offering expenses, of approximately $9.4 million.   We plan to use these proceeds, together with the $4.8 million in cash and cash equivalents at December 31, 2008, to fund our 2009 working capital needs.

We believe our current capital resources, together with the proceeds from the March 2009 equity financing and our 2009 cost reduction efforts will be sufficient to support our liquidity requirements at least into the first quarter of 2010.  In the event that sufficient working capital is not available to meet our 2009 liquidity needs, we believe additional liquidity could be obtained through the issuance of securities under our Shelf in lieu of cash payments for certain vendor purchases, the surrender of key-man life insurance policies for their cash value, and/or additional cost reduction measures.  In addition, we may be able to meet certain liquidity needs through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no outstanding long-term debt obligations.

The long-term continuation of our business plan through 2009 and beyond is dependent upon the generation of sufficient revenues from our technologies and products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private financing and/or further reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or further reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
We formed a wholly owned subsidiary, D2D, LLC on October 2, 2000.  The consolidated financial statements include the accounts of ParkerVision, Inc. and D2D, LLC, after elimination of all significant inter-company transactions and balances.

Basis of Presentation
Our financial statements are prepared in accordance with generally accepted accounting principles.   Certain reclassifications have been made to the 2007 and 2006 consolidated financial statements in order to conform to the 2008 presentation.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The more significant estimates made by us include the volatility, forfeiture rate and estimated lives of share-based awards used in the estimate of the fair market value of share-based compensation, the assessment of recoverability of long-lived assets, the amortization periods for intangible and long-lived assets, and the valuation allowance for deferred taxes.   Actual results could differ from the estimates made.  We periodically evaluate estimates used in the preparation of the consolidated financial statements for continued reasonableness.  Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

Cash and Cash Equivalents
For purposes of reporting cash flows, we consider cash and cash equivalents to include cash on hand, interest-bearing deposits, overnight repurchase agreements and investments with original maturities of three months or less when purchased.

We adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements for financial assets and liabilities as of January 1, 2008. Adoption of this standard had no impact on our consolidated financial statements.  Our financial assets at December 31, 2008 consist of money market securities, which are included in cash and cash equivalents in the accompanying balance sheets (see note 14).

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

Long-lived assets to be sold are classified as held for sale in the period in which there is an approved plan for sale of the assets within one year, and it is unlikely that the plan will be withdrawn or changed.  Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less estimated costs to sell.

Intangible Assets
Patents, copyrights and other intangible assets are amortized using the straight-line method over their estimated period of benefit.  We estimate the economic lives of our patents and copyrights to be fifteen to twenty years.  We estimate the economic lives of other intangible assets, including licenses, based on estimated technological obsolescence, to be two to five years, which is generally shorter than the contractual lives.   Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists.

Accounting for Share-Based Compensation
We account for our share-based compensation plans in accordance with the provisions of SFAS 123(R), Share-Based Payment, which we adopted January 1, 2006 using the modified prospective method of adoption.  Under this method, all share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period.  We elected to adopt the alternative short cut method described in FASB Staff Position 123R-3 for determining the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of employee share-based compensation and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows for the income tax effects of employee share-based compensation awards that were outstanding upon the adoption of SFAS 123(R).

We estimate the fair value of each equity award on the date of grant using the Black-Scholes option valuation model or the Monte Carlo simulation fair value model for awards that contain market conditions.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.  Both the Black-Scholes and Monte Carlo simulation fair value models require the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock.

Revenue Recognition
We did not recognize any product or royalty revenue in 2008, 2007 or 2006.

We account for service revenue under the provisions of Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition in Financial Statements and AICPA Statement of Position No. 81-1 (“SOP 81-1”), Accounting for Performance of Construction-Type and Certain Production-Type Contracts.  Under the provisions of SAB 104 and SOP 81-1, we recognize revenue when there is persuasive evidence of an arrangement, services have been rendered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.  We use the percentage-of-completion method of accounting for cost reimbursement-type contracts which specify a certain billable fee amount.  Revenues are recognized as costs are incurred assuming that collection is reasonably assured.  Our cost of sales includes the direct labor costs of engineering staff providing services under these contracts, as well as indirect costs including depreciation and amortization and allocated facilities costs.

Research and Development Expenses
Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third party contractors, prototype expenses, maintenance costs for software development tools, depreciation, amortization, and an allocated portion of facilities costs.

Loss per Common Share
Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each year.  Diluted loss per common share is the same as basic loss per common share as all potential common shares are excluded from the calculation, as their effect is anti-dilutive.  The weighted-average number of common shares outstanding for the years ended December 31, 2008, 2007 and 2006, was 26,341,213, 24,620,727and, 23,130,036, respectively.  Options and warrants to purchase 5,620,339, 6,631,255, and 7,680,326 shares of common stock that were outstanding at December 31, 2008, 2007 and 2006 respectively, were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

Other Comprehensive Loss
Other comprehensive loss is comprised of net unrealized gains (losses) on investments available-for-sale which are included, net of tax, in accumulated other comprehensive loss in the consolidated statements of shareholders’ equity.

Leases
Our facilities are leased under operating leases.  For those leases that contain rent escalations or rent concessions, we record the total rent payable during the lease term on a straight-line basis over the term of the lease with the difference between the rents paid and the straight-line rent recorded as a deferred rent liability in the accompanying consolidated balance sheets.

Consolidated Statements of Cash Flows
For the year ended December 31, 2008, we issued restricted stock valued at approximately $516,000 as employee compensation, payment for third party services, and payment of obligations outstanding at December 31, 2007.  (see Note 8).

For the year ended December 31, 2006, we issued restricted stock valued at approximately $106,000 and options valued at approximately $63,000 as consideration for professional services (see Note 8).

In March 2006, we recorded leasehold improvements of approximately $437,000 with a corresponding increase in deferred rent, reflecting a tenant improvement allowance under an operating lease agreement for our corporate location (see Note 11).  The increase in deferred rent is included as a cash inflow in net cash used for operating activities and the related increase in leasehold improvements is included as a cash outflow in net cash used for investing activities in the accompanying consolidated statements of cash flows.

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

In addition, on January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, (“FIN 48”).  FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on recognition and classification of income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

Recent Accounting Pronouncements
In February 2008, the Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP.  We have evaluated FAS 157-2 and expect it to have no impact on our consolidated financial statements when adopted.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets.  This statement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  FSP No. 142-3 is effective for fiscal years beginning after December 31, 2008 and early adoption is prohibited.  We have evaluated FSP No. 142-3 and expect it to have no impact on our consolidated financial statements when adopted.

In June 2008, the FASB issued FSP No. EITF 03-6-1 (“FSP 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This statement concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. FSP 03-6-1 is effective January 1, 2009.  We have evaluated FSP 03-6-1 and expect it to have no impact on our consolidated financial statements when adopted as we currently have no participating securities, as defined by this statement.

4.     PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2008 and 2007:

	2008	2007
Prepaid insurance	$425,771	$473,552
Other prepaid expenses	424,020	483,700
	$849,791	$957,252

5.  PROPERTY AND EQUIPMENT, NET

Property and equipment, at cost, consisted of the following at December 31, 2008 and 2007:

	2008	2007
Equipment and software	$8,697,497	$8,559,427
Leasehold improvements	779,343	778,117
Aircraft (held for sale)	200,550	231,250
Furniture and fixtures	494,561	494,561
	10,171,951	10,063,355
Less accumulated depreciation and amortization	(8,795,369)	(8,235,475)
	$1,376,582	$1,827,880

Depreciation expense related to property and equipment was $562,119, $718,476, and $829,797, in 2008, 2007, and 2006, respectively.   In October 2008, we entered into a firm commitment to sell our ownership percentage in an aircraft.  The net carrying value of this asset was written down to approximately $185,000, representing the quoted selling price of the asset less the estimated costs to sell.   An impairment loss of $30,700 was included in the accompanying statement of cash flows and in general and administrative expenses in the accompanying statement of operations.  We completed the sale of this asset in January 2009.

6.     OTHER ASSETS

Other assets consisted of the following at December 31, 2008 and 2007:

	2008
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$15,290,771	$5,414,668	$9,876,103
Prepaid licensing fees	1,399,000	876,582	522,418
Cash surrender value of life insurance	501,107	0	501,107
Deposits and other	29,777	0	29,777
	$17,220,655	$6,291,250	$10,929,405

	2007
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$14,383,987	$4,538,265	$9,845,722
Prepaid licensing fees	705,000	705,000	0
Cash surrender value of life insurance	449,714	0	449,714
Deposits and other	23,457	0	23,457
	$15,562,158	$5,243,265	$10,318,893

Periodically, we evaluate the recoverability of our intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists (“Triggering Event”).  Based on our cumulative net losses and negative cash flows from operations to date, we assess our working capital needs on an annual basis which is considered to be a Triggering Event for purposes of evaluating the recoverability of our intangible assets.  As a result of our evaluation, and the significant excess of our market capitalization over our net book value at December 31, 2008, we determined that no impairment exists with regard to our intangible assets.

Patent costs represent legal and filing costs incurred to obtain patents and trademarks for product concepts and methodologies that we have developed.  Capitalized patent costs are being amortized over the estimated lives of the related patents, ranging from fifteen to twenty years.  Prepaid licensing fees represent costs incurred to obtain licenses for use of certain technologies in future products.  Prepaid license fees are being amortized over their estimated economic lives, generally two to five years.  We maintain whole life insurance policies on our chief executive officer and our chief technology officer. These policies are recorded at their cash surrender value as determined by the insurance carrier.

Amortization expense for the years ended December 31, 2008, 2007 and 2006 is as follows:

		Amortization Expense
	Weighted average estimated life (in years)	2008	2007	2006

Patents and copyrights	17	$886,849	$831,788	$669,700
Prepaid licensing fees	3	171,582	98,750	191,000
Total amortization		$1,058,431	$930,538	$860,700

Future estimated amortization expenses for other assets that have remaining unamortized amounts as of December 31, 2008 were as follows:

2009	$1,167,095
2010	1,136,451
2011	890,572
2012	865,484
2013	837,149
2014 and thereafter	5,501,770

7.     INCOME TAXES AND TAX STATUS

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Tax benefit at statutory rate	$(7,845,125)	$(6,192,563)	$(5,377,324)
State tax benefit	(807,586)	(637,470)	(553,548)
Increase in valuation allowance	6,707,907	6,276,369	6,340,888
Research and development credit	1,782,165	118,540	(597,550)
Other	162,639	435,124	187,534
	$0	$0	$0

Our deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of our assets and liabilities at December 31, 2008 and 2007:

	2008	2007
Gross deferred tax assets:
Net operating loss carryforward	$68,465,225	$59,224,977
Research and development credit	6,739,863	9,887,793
Patents and other	1,285,415	1,144,800
Stock compensation	2,066,316	1,274,557
Accrued liabilities	65,612	58,915
	78,622,431	71,591,042
Less valuation allowance	(78,549,679)	(71,476,474)
	72,752	114,568
Gross deferred tax liabilities:
Fixed assets	72,752	114,568
	72,752	114,568
Net deferred tax asset	$0	$0

No current or deferred tax provision or benefit was recorded for 2008, 2007 and 2006 as a result of current losses and full deferred tax valuation allowances for all periods.  We have recorded a valuation allowance to state our deferred tax assets at their estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.  At December 31, 2008, we had cumulative net operating loss (“NOL”) and research and development (“R&D”) tax credit carry-forwards for income tax purposes of $183,075,271 and $6,739,863 respectively, which expire in varying amounts from 2009 through 2028.  The cumulative NOL carry-forward is net of $282,689 in carry-forwards from 1993 which expired unused in 2008.  The NOL carryforward for income tax purposes includes $501,336 related to windfall tax benefits from the exercise of share-based compensation awards for which a benefit will be recorded in APIC when realized.   Our ability to benefit from the NOL and R&D tax credit carry-forwards could be limited under certain provisions of the Internal Revenue Code if ownership of ParkerVision changes by more than 50%, as defined by Section 382 of the Internal Revenue Code of 1986 (“Section 382”).

Uncertain Tax Positions
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We have identified our Federal and Florida tax returns as our only major jurisdictions, as defined.  The periods subject to examination for those returns are the 1994 through 2008 tax years.

During 2008, we conducted a study of our NOL and R&D credit carryforwards since the Company’s formation under Section 382.   Under Section 382, an ownership change may limit the amount of NOL and R&D credit carryforwards that can be used annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  Based on the results of our study, we have determined that we do not have any ownership changes on or prior to December 31, 2008 which would result in limitations of our NOL and R&D credit carryforwards under Section 382.

In addition, during 2008, we conducted tax studies related to our R&D tax credits from 1994 to 2007.  Based on our findings, our qualified research expenditures were overstated in prior periods resulting in an adjustment to our cumulative R&D and cumulative NOL tax credit carry-forwards.   The adjustment, aggregating $4,452,021 million, will be recognized on our 2008 federal and state tax returns as a reduction in R&D credit carryforward with a corresponding increase to our cumulative NOL carryforward.

At December 31, 2008, we had an unrecognized tax benefit of approximately $1.4 million.  A reconciliation of the amount recorded for unrecognized tax benefits for the year ended December 31, 2008 is as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Unrecognized tax benefits – beginning of year	$2,629,296	$1,841,995
Gross increases – tax positions in prior period	3,192,339	787,301
Gross decrease – current period tax positions	-	-
Change in Estimate	(4,452,021)	-
Lapse of statute of limitations	-	-
Unrecognized tax benefits – end of year	$1,369,614	$2,629,296

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of a valuation allowance.   Approximately $0.47 million, net of tax effect, of the unrecognized tax benefit is related to excess tax benefits related to share-based compensation which would be recorded as an adjustment to equity rather than a decrease in retained earnings, if reversed.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our income tax expense.  As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.  For the years ended December 31, 2008, and 2007, we did not incur any income tax-related interest income, expense or penalties.

8.     SHARE-BASED COMPENSATION:

We did not capitalize any expense related to share-based payments.  The following table presents share-based compensation expense included in our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, respectively:

	Year ended December 31,
	2008	2007	2006
Cost of sales	$-	$20,627	$-
Research and development expense	1,695,265	701,042	819,366
Sales and marketing expense	543,083	423,675	336,241
General and administrative expense	2,005,146	1,182,178	1,195,246
Total share-based expense	$4,243,494	$2,327,522	$2,350,853

As of December 31, 2008, there was $7,852,717 of total unrecognized compensation cost, net of estimated forfeitures, related to all nonvested share-based compensation awards.  That cost is expected to be recognized over a weighted-average period of 2.03 years.

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

2000 Performance Equity Plan
We adopted a performance equity plan in July 2000 (the “2000 Plan”). The 2000 Plan provides for the grant of options and other stock awards to employees, directors and consultants, not to exceed 5,000,000 shares of common stock. The plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, stock bonuses and various stock benefits or cash.  Awards granted to employees and consultants under the 2000 Plan generally vest over three to five years.  Awards granted to directors under the 2000 Plan are generally exercisable within one year.  Options awarded under the 2000 Plan are generally exercisable for seven to ten years from the grant date.  At December 31, 2008, 220,188 shares of common stock were available for future grants.

2008 Equity Incentive Plan
We adopted a performance equity plan in August 2008 (the “2008 Plan”).  The 2008 Plan provides for the grant of stock-based awards to employees (excluding named executives), directors and consultants, not to exceed 500,000 shares of common stock.  The Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, and other stock based awards.  To date, no awards have been granted under the 2008 Plan.

Restricted Stock Awards
Restricted stock awards are issued as executive and employee incentive compensation and as payment for services to others.  The value of the award is based on the closing price of our common stock on the date of grant.  Restricted stock awards are generally immediately vested.   We had no unvested restricted stock awards at December 31, 2008 or 2007 and no restricted stock awards were forfeited during 2008.

During 2008, we granted an aggregate of 52,067 immediately vested shares of restricted stock under the 2000 Plan valued at approximately $516,000.   The 2008 awards included 21,266 shares, valued at approximately $243,000, as payment of obligations outstanding December 31, 2007, including approximately $193,000 related to 2007 executive performance incentive awards.

During 2006, we granted an aggregate of 11,127 shares of immediately vested restricted stock under the 2000 Plan valued at approximately $106,000. These shares were granted to a third-party as consideration for consulting services.

Restricted Stock Units
In 2008, we implemented a Restricted Stock Unit (“RSU”) program to supplement our stock option compensation programs.  RSUs were granted to employees and non-employee directors under the 2000 Plan.  Each RSU represents a right to one share of our common stock, upon vesting.  The RSUs are not entitled to voting rights or dividends, if any, until vested.

A summary of the status of nonvested RSUs as of December 31, 2008, and changes during the year ended December 31, 2008 is presented below:

	Nonvested Shares
	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	-
Granted	680,880	$10.85
Vested	(61,113)	$11.29
Forfeited	-	-
Nonvested at December 31, 2008	619,767	$10.80

The total fair value of RSUs vested in 2008 is $689,759.  The RSUs awarded in 2008 include 240,000 RSUs awarded to named executives and other officers that vest on the earlier of (i) the third anniversary of the grant date or (ii) such earlier date that the price of our common stock achieves certain performance levels as defined in the agreements.  As of December 31, 2008, none of the price performance levels had been achieved and therefore no vesting was accelerated.

The fair value of RSU awards is determined using the closing price of our common stock on the date of grant.  Compensation expense related to RSUs is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.  For service-based RSUs the requisite service period is the vesting period, generally three years.  For RSUs with market conditions, the requisite service period was determined using a Monte Carlo simulation model and ranged from one to three years.

Stock Options
The following table presents a summary of option activity under the 1993 and 2000 Plans for the year ended December 31, 2008:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	4,701,727	$20.54
Granted	88,593	$11.10
Exercised	(149,434)	$7.39		$717,721
Forfeited	(221,036)	$44.71
Expired	(693,330)	$24.89
Outstanding at end of year	3,726,520	$18.61	3.70 years	$0
Exercisable at end of year	3,301,883	$19.77	3.46 years	$0

The aggregate intrinsic value of options exercised under the 1993 and 2000 Plans during 2008, 2007, and 2006 was $717,721, $806,528, and $157,910, respectively.  The weighted average fair value of option shares granted during the years ended December 31, 2008, 2007 and 2006 was $6.98, $7.55 and $5.41, respectively.  The total fair value of option shares vested during the years ended December 31, 2008, 2007, and 2006 was $2,761,352, $2,014,874, and $2,107,390, respectively.

The fair value of each option grant for the years ended December 31, 2008, 2007, and 2006 respectively, was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2008	2007	2006
Expected option term [1]	4 to 7 years	4 to 7 years	4.25 to 7 years
Expected volatility factor [2]	66.4% to 70.9%	65.8% to 74%	69.4% to 80.3%
Risk-free interest rate [3]	1.5% to 3.7%	3.6% to 5.0%	4.2% to 5.2%
Expected annual dividend yield	0%	0%	0%

1
The expected term was determined based on historical activity for grants with similar terms and for similar groups of employees and represents the period of time that options are expected to be outstanding.  For employee options, groups of employees with similar historical exercise behavior are considered separately for valuation purposes.   For directors and named executive officers, the contractual term is used as the expected term based on historical behavior.    In 2006, the simplified or “plain-vanilla” method of estimating option life was utilized in cases where there was not sufficient historical information for grants with similar terms.

2
The stock volatility for each grant is measured using the weighted average of historical daily price changes of our common stock over the most recent period equal to the expected option life of the grant.

3	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Options granted in 2006 under the 2000 Plan included a grant to an outside consultant for the purchase of up to 63,750 shares of our common stock.  The vesting of the option was dependent on the achievement of certain qualitative performance measures over the thirty-month option term.   As the number of shares that would ultimately vest was indeterminable at the grant date, the fair value of this option was estimated at each interim reporting date during the option term using the Black-Scholes option pricing model.  This option expired unvested in December 2008 and all previously recognized expense was reversed.   Expense related to these options was ($61,560), $42,570, and $18,990, for the years ended December 31, 2008, 2007, and 2006, respectively.

Options granted in 2006 under the 2000 Plan also included a grant to an outside consultant for the purchase of up to 10,000 shares of our common stock as payment for consulting services performed over a one-year period.  The grant date fair value of this option of approximately $63,000 was amortized to expense over the one year term of the agreement.

Non-Plan Options/Warrants

We have granted options and warrants outside the 1993 and 2000 Plans for employment inducements, non-employee consulting services, and for underwriting and other services in connection with securities offerings.  Non-plan options and warrants are generally granted with exercise prices equal to or above fair market value of the underlying shares at the date of grant.

A summary of non-plan option and warrant activity as of December 31, 2008 and changes during the year then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	1,929,528	$30.79
Granted	-	-
Exercised	(35,709)	$8.50		$71,488
Forfeited	-	-
Expired	-	-
Outstanding at end of year	1,893,819	$31.21	2.32 years	$0
Exercisable at end of year	1,893,819	$31.21	2.32 years	$0

The aggregate intrinsic value of non-plan options and warrants exercised during 2008, 2007, and 2006 was $71,488, $2,805,211, and $0, respectively.  Of the non-plan options and warrants outstanding and exercisable at December 31, 2008, warrants representing 1,778,819 shares were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001, 2005 and 2006.  The estimated fair value of these warrants at the time of issuance of $17,335,777 is included in shareholders’ equity in the consolidated balance sheets.  The remaining 115,000 share options outstanding and exercisable at December 31, 2008 represent options granted to employees and directors in 1999.

The options and warrants outstanding at December 31, 2008 under all plans, including the non-plan options and warrants, have exercise price ranges, weighted average contractual lives, and weighted average exercise prices as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2008	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable at December 31, 2008	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life

$3.13-$5.40	190,875	$4.70	5.95	157,875	$4.74	6.00
$5.70-$8.60	888,463	6.92	4.55	836,796	6.96	4.48
$8.68-$13.04	1,675,100	9.70	3.71	1,335,130	9.48	3.23
$14.55-$23.00	461,000	19.78	2.61	461,000	19.78	2.61
$23.13-$35.13	833,217	28.25	1.87	833,217	28.25	1.87
$35.41-$56.66	1,571,684	46.11	2.57	1,571,684	46.11	2.57
	5,620,339	$22.85	3.24	5,195,702	$23.94	3.04

Upon exercise of options and warrants under all plans, we issue new registered shares of our common stock.  Cash received from option and warrant exercises under all share-based payment arrangements for the years ended December 31, 2008, 2007, and 2006 was $1,349,661, $6,744,232, and 240,036, respectively.  No tax benefit was realized for the tax deductions from exercise of the share-based payment arrangements for the years ended December 31, 2008, 2007 and 2006 as the benefits were fully offset by a valuation allowance (see Note 7).

9.     STOCK AUTHORIZATION AND ISSUANCE

Preferred Stock
ParkerVision has 15,000,000 shares of preferred stock authorized for issuance at the direction of the board of directors.  As of December 31, 2008, we had no outstanding preferred stock.

On November 17, 2005, the board of directors designated 100,000 shares of authorized preferred stock as the Series E Preferred Stock in conjunction with its adoption of a Shareholder Protection Rights Agreement (Note 10).

Common Stock and Warrants
On March 3, 2009, we closed three separate but concurrent offerings for the sale of an aggregate of 5,994,963 shares of our common stock and 431,320 warrants under the Shelf for aggregate gross proceeds of $10.5 million.   Roth Capital Partners, LLC (“Roth”), acted as underwriter for two of the three transactions.  The net proceeds from the offerings after underwriter discounts, placement fees and other offering expenses, was approximately $9.4 million which will be used for general working capital purposes.  Under the terms of the underwriting agreements, Roth has the option, through March 27, 2009, to purchase additional common stock and warrants to cover over-allotments.  If the over-allotment options were to be exercised in full, we would receive additional proceeds, net of underwriter discounts, of approximately $1.36 million. To date, the underwriter has not exercised its over-allotment option.

Pursuant to one underwriting agreement (the “Unit Underwriting Agreement”), we sold 2,156,600 shares of common stock and 431,320 warrants as units, each unit consisting of one share of common stock and two-tenths of a warrant, at an offering price of $1.875 per unit (the “Unit Offering”).  The warrants are exercisable, at an exercise price of $1.875 per share, commencing March 3, 2009 and expire on March 3, 2014.   In addition, we granted the underwriter an option to purchase up to an additional 323,490 shares of common stock and 64,698 warrants, as units, to cover over-allotments, if any.  The underwriter purchased units from us at a discount of $0.15 per unit, representing eight percent (8%) of the public offering price.  The Unit Offering resulted in proceeds, after underwriter discounts, of approximately $3.72 million.   The shares of common stock and the warrants comprising the units were issued separately and at all times have traded separately.  Consequently, no “units” were actually issued.

Pursuant to the other underwriting agreement (the “Stock Underwriting Agreement”), we sold 3,484,309 shares of common stock at a public offering price of $1.665 per share (the “Common Stock Offering”).  In addition, we granted the underwriter an option to purchase up to an additional 522,646 shares to cover over-allotments, if any.  The underwriter purchased the common stock at a discount of $0.1332 per share, representing eight percent (8%) of the public offering price.  The Common Stock Offering resulted in proceeds, after underwriter discounts, of approximately $5.34 million.

In connection with the Unit Offering and the Common Stock Offering, we also sold an aggregate of 354,054 shares of our common stock at a price per share of $1.85 to an executive officer and two directors of our company (the “Management Offering”).  The Management Offering resulted in proceeds, after placement fees, of approximately $0.64 million.

The aggregate of the three offerings represent 18.3% of our outstanding common stock on an after-issued basis.

On March 5, 2008, we completed the sale of an aggregate of 1,240,199 shares of our common stock to a limited number of domestic institutional and other investors in a private placement transaction pursuant to an offering exemption under the Securities Act of 1933.  Such shares represented 4.7% of our outstanding common stock on an after-issued basis.  1,110,999 shares were sold at a price of $7.50 per share, and 129,200 shares were sold to Mr. Jeffrey Parker, our chief executive officer and chairman, at $7.74 per share.  The net proceeds of approximately $9 million were used for general working capital purposes.

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

On February 3, 2006, we completed the sale of an aggregate of 2,373,335 shares of common stock to a limited number of institutional and other investors in a private placement transaction pursuant to offering exemptions under the Securities Act of 1933.  The shares, which represented 10.2% of our outstanding common stock on an after-issued basis, were sold at a price of $7.50 per share, for net proceeds of approximately $16.2 million.  Warrants to purchase an additional 593,335 shares of common stock were issued in connection with the transaction for no additional consideration.  The warrants were immediately exercisable at an exercise price of $8.50 per share and expire on February 3, 2011.  The warrants may be redeemed by ParkerVision at $.01 per warrant, provided that the shares underlying the warrants are registered for resale and the common stock traded at a volume weighted-average price equal to or greater than 200% of the then exercise price for a prescribed period of time.  The estimated fair value of the warrants of $2,597,396 was classified as equity on the issuance date.

10.     SHAREHOLDER PROTECTION RIGHTS AGREEMENT

On November 21, 2005, we adopted a Shareholder Protection Rights Agreement (“Rights Agreement”) which calls for the issuance, on November 29, 2005, as a dividend, rights to acquire fractional shares of Series E Preferred Stock.  We did not assign any value to the dividend as the value of these rights is not believed to be objectively determinable.  The principal objective of the Rights Agreement is to cause someone interested in acquiring us to negotiate with our Board of Directors rather than launch an unsolicited or hostile bid.  The Rights Agreement subjects a potential acquirer to substantial voting and economic dilution.  Each share of Common Stock issued by ParkerVision will include an attached right.

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

11.    COMMITMENTS AND CONTINGENCIES

Lease Commitments
We entered into a lease agreement for our headquarters facility in Jacksonville, Florida, pursuant to a non-cancelable lease agreement effective June 1, 2006.   The lease provides for a straight-lined monthly rental payment of $15,806 through October 31, 2011 with an option for renewal.  The lease provides for a tenant improvement allowance of approximately $437,000 which has been recorded in the accompanying balance sheet as leasehold improvements with a corresponding entry to deferred rent.  The leasehold improvements are depreciated over the lease term.  Deferred rent is amortized as a reduction to lease expense over the lease term.

We also lease office space in Lake Mary, Florida for our wireless design center.  The lease term, as amended, was renewed in September 2005 and provides for a straight-lined monthly rental payment of approximately $20,296 through December 2010.

In addition to sales tax payable on base rental amounts, certain leases obligate us to pay pro-rated annual operating expenses for the properties.  Rent expense for properties, for the years ended December 31, 2008, 2007, and 2006 was $465,820, $517,188, and $510,014, respectively.

In addition, we lease certain equipment, primarily for research and development activities, under non-cancelable operating leases with lease terms of less than one year.  Equipment rental expense for the years ended December 31, 2008, 2007 and 2006 was $211,112, $220,169, and $122,650, respectively.

Future minimum lease payments under all non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2008 were as follows:

2009	$510,000
2010	525,000
2011	242,000
$1,277,000

Legal Proceedings
We are subject to legal proceedings and claims which arise in the ordinary course of our business.  We believe, based upon advice from outside legal counsel, that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

12.    RELATED-PARTY TRANSACTIONS

On March 3, 2009, we sold 354,054 shares of our common stock at a price per share of $1.85 to an executive officer and certain of our directors.  Robert Sterne and Papken der Torossian, each a director of ours, purchased 2,701 and 81,081 shares of our common stock, respectively.   In addition, the Parker Trust, a trust for the benefit of the dependents of Jeffrey Parker, our chairman and chief executive officer, purchased 270,272 shares of our common stock.

On March 5, 2008, we sold 129,200 shares of our common stock in a private placement transaction to our chief executive officer, Jeffrey Parker at a price of $7.74 per share.

We paid approximately $1,160,000, $1,129,000, and $1,532,000 in 2008, 2007, and 2006, respectively, for patent-related legal services to a law firm, of which Robert Sterne, one of our directors since September 2006, is a partner.

Through June 2006, we leased our headquarters facility from our chairman and chief executive officer and Barbara Parker, a related party.  We incurred approximately $140,000 in rental expense under the lease and did not incur any losses related to the early termination of this lease.

13.     CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to a concentration of credit risk principally consist of cash and cash equivalents.  At December 31, 2008, we had cash balances on deposit with banks that exceeded the balance insured by the F.D.I.C.  We maintain our cash investments with what management believes to be quality financial institutions and limit the amount of credit exposure to any one institution.

14.     FAIR VALUE MEASUREMENTS

As discussed in Note 3, we adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.

The standard describes three levels of inputs that may be used to measure fair value: (i) Level 1: Quoted prices in active markets for identical or similar assets and liabilities; (ii) Level 2: Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities, and (iii) Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We have determined the estimated fair value amounts of our financial instruments using available market information.  As of December 31, 2008, our assets that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
	Total December 31, 2008	Quoted prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market securities	$4,584,000	$4,584,000	-	-

15.     QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data presented below is in thousands except for per share data:

	For the three months ended				For the year ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	December 31, 2008

Revenues	$-	$-	$-	$-	$-
Gross margin	-	-	-	-	-
Net loss	(4,902)	(5,831)	(6,613)	(5,728)	(23,074)

Basic and diluted net loss per common share	$(0.19)	$(0.22)	$(0.25)	$(0.21)	$(0.88)

	For the three months ended				For the year ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	December 31, 2007

Revenues	$-	$90	$194	$-	$284
Gross margin	-	13	19	-	32
Net loss	(4,468)	(4,416)	(4,656)	(4,673)	(18,213)

Basic and diluted net loss per common share	$(0.19)	$(0.18)	$(0.19)	$(0.19)	$(0.74)

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008 was made under the supervision and with the participation of our senior management, including the chief executive officer and chief financial officer.  Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Attestation Report of the Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP, the independent certified registered public accounting firm that audited the financial statements included in this Form 10-K, has attested to, and reported on, the effectiveness of our internal control over financial reporting.  Their report is included in “Report of Independent Registered Certified Public Accounting Firm” included in Item 8.

Changes in Internal Control over Financial Reporting

For the three month period ended December 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are listed below:

Name	Age	Position

Jeffrey L. Parker	52	Chairman of the Board and Chief Executive Officer
Cynthia Poehlman	42	Chief Financial Officer and Corporate Secretary
David F. Sorrells	50	Chief Technical Officer and Director
John Stuckey	38	Executive Vice President of Corporate Strategy and Business Development
William Hightower	65	Director
John Metcalf	58	Director
Todd Parker	44	Director
William L. Sammons	88	Director
Robert G. Sterne	57	Director
Nam P. Suh	72	Director
Papken S. der Torossian	70	Director

Jeffrey L. Parker has been our chairman of the board and our chief executive officer since our inception in August 1989 and was our president from April 1993 to June 1998.  From March 1983 to August 1989, Mr. Parker served as executive vice president for Parker Electronics, Inc., a joint venture partner with Carrier Corporation performing research development, manufacturing and sales and marketing for the heating, ventilation and air conditioning industry.

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

John Stuckey joined the company in July 2004 as the vice-president of corporate strategy and business development.  Prior to July 2004,  Mr. Stuckey spent five years at Thomson, Inc. where he most recently served as director of business development.  In June 2008, Mr. Stuckey was promoted to executive vice-president of corporate strategy and business development.

William A. Hightower has been a director since March 1999.  From September 2003 to his retirement in November 2004, Mr. Hightower served as our president.  Mr. Hightower was the president and chief operating officer and a director of Silicon Valley Group, Inc. (“SVGI”), from August 1997 until his retirement in May 2001.  SVGI is a publicly held company which designs and builds semiconductor capital equipment tools for chip manufacturers.  From January 1996 to August 1997, Mr. Hightower served as chairman and chief executive officer of CADNET Corporation, a developer of network software solutions for the architectural industry.  From August 1989 to January 1996, Mr. Hightower was the president and chief executive officer of Telematics International, Inc.

John Metcalf has been a director since June 2004. Since November 2002, Mr. Metcalf has been a chief financial officer (“CFO”) Partner with Tatum LLC, the largest executive services and consulting firm in the United States. Mr. Metcalf has 18 years experience as a CFO, most recently at Electro Scientific Industries, Inc. (“ESI”), a provider of high-technology manufacturing equipment to the global electronics market. Prior to ESI, Mr. Metcalf served as CFO for Siltronic AG, WaferTech LLC, Siltec Corporation, and OKI Semiconductor Company, Ltd.  Mr. Metcalf began his career at Advanced Micro Devices, where he worked for eleven years in a number of finance managerial positions including director and controller of North American operations. Mr. Metcalf also currently serves on the board of directors and is chairman of the audit committee for EnergyConnect Group, Inc. (formerly Microfield Group, Inc.), a publicly traded company.

Todd Parker has been a director since our inception and was a vice president of ours from our inception to June 1997 and from July 2002 to August 2006.  Mr. Parker acted as a consultant to us from June 1997 through November 1997 and from September 2001 to July 2002.  On July 31, 2002, Mr. Parker was appointed president of the Video Business Unit of the company until that division was sold in May 2004 when he took a position as vice-president for corporate development.  Following the exit from retail business activities in June 2005, Mr. Parker took the position as our vice-president of product operations, which he held until his retirement in August 2006.  From January 1985 to August 1989, Mr. Parker served as general manager of manufacturing for Parker Electronics.

William L. Sammons has been a director since October 1993.  From 1981 until his retirement in 1985, Mr. Sammons was president of the North American operations of Carrier Corporation.

Robert G. Sterne has been a director since September 2006 and from February 2000 to June 2003.  Since 1978, Mr. Sterne has been a partner of the law firm of Sterne, Kessler, Goldstein & Fox PLLC, specializing in patent and other intellectual property law.  Mr. Sterne provides legal services to us as one of our patent and intellectual property attorneys.

Nam P. Suh has been a director since December 2003. Mr. Suh was inaugurated as president of Korea Advanced Institute of Science and Technology (KAIST) in July 2006.  In 2008, he retired from the Massachusetts Institute of Technology (MIT) where he had been a member of the faculty since 1970.  At MIT, Mr. Suh held many positions including director of the MIT Laboratory for Manufacturing and Productivity, head of the department of Mechanical Engineering (1991-2001) director of the MIT Manufacturing Institute and director of the Park Center for Complex Systems.  In 1984, Mr. Suh was appointed the assistant director for Engineering of the National Science Foundation by President Ronald Reagan and confirmed by the U.S. Senate.  Mr. Suh is a widely published author of approximately 300 articles and seven books on topics related to tribology, manufacturing, plastics and design.  Mr. Suh has approximately 50 United States patents and many foreign patents, some of which relate to plastics, polymers and design.  He is the recipient of six honorary doctorates from six universities in four continents. Mr. Suh also serves on the board of directors of Integrated Device Technology, Inc., a publicly traded company.

Papken S. der Torossian has been a director since June 2003.  Mr. der Torossian was chief executive officer of SVGI from 1986 until 2001.  Prior to his joining SVGI, he was president and chief executive officer of ECS Microsystems, a communications and PC company that was acquired by Ampex Corporation where he stayed on as a manager for a year.  From 1976 to 1981 Mr. der Torossian was president of the Santa Cruz Division of Plantronics where he also served as vice president of the Telephone Products Group.  Previous to that he spent four years at Spectra-Physics, Inc. and twelve years with Hewlett-Packard in a variety of management positions.  From March 2003 until May 2007, Mr. der Torossian served as chairman of the board of directors of Therma-Wave, Inc.  Mr. der Torossian also currently serves on the board of directors of Aceris-3D Inspection, Inc., a privately held company.  Since September 2005, Mr. der Torossian has served as executive chairman of Vistec Semiconductor Systems Group (Vistec), a private company.  Vistec is one of the portfolio companies of Golden Gate Capital, a private equity firm where Mr. der Torossian serves as advisor for semiconductor related activities.  Since August 2007, Mr. der Torossian has served as a director and a member of the compensation committee and nominating and governance committees of Atmel Corporation, a publicly traded company.

Family Relationships

Messrs. Jeffrey and Todd Parker are brothers.

Audit Committee and Financial Expert

We have an audit committee that is comprised of independent directors and is governed by a board-approved charter.  The charter, among other things, contains the audit committee’s membership requirements and responsibilities.  The members of the audit committee are Messrs. John Metcalf, William L. Sammons and Papken S. der Torossian.  Mr. Metcalf serves as chairman of the audit committee.

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

Based solely upon our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during the fiscal year ended December 31, 2008, all filing requirements applicable to the company executive officers, directors and ten percent shareholders were fulfilled, except that Messrs. Papken S. der Torossian, William Hightower, John Metcalf, Todd Parker, William L. Sammons, Robert G. Sterne and Nam P. Suh each had one late filing of a Form 4 related to the grant of annual director options and restricted share units in September 2008.

Code of Ethics

The board of directors has adopted a code of ethics applicable to all of our directors, officers and employees that is designed to deter wrongdoing and to promote ethical conduct, full, fair, accurate, timely and understandable disclosure in reports that we file or submit to the SEC and others, compliance with applicable government laws, rules and regulations, prompt internal reporting of violations of the code and accountability for adherence to the code.  A copy of the code of ethics may be found on our website at www.parkervision.com.

Item 11. Executive Compensation

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee, all of whom are independent directors, are Messrs. William L. Sammons, Nam P. Suh and Papken S. der Torossian.  Mr. Suh serves as chairman of the compensation committee.

Compensation Committee Report

The Compensation Committee of the Board of Directors (the “Committee”) oversees our compensation programs on behalf of the Board.  In fulfilling its oversight responsibilities, the Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Form 10-K.  Based upon the review and discussions referred to above, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

Submitted by the Compensation Committee:
Nam P. Suh (Chair)
William L. Sammons
Papken S. der Torossian

Compensation Discussion and Analysis

Overview of Compensation Program

Our compensation program is designed to support our business objectives by structuring compensation packages to retain, reward, motivate and attract employees who possess the required technical and entrepreneurial skills and talent.  The overall objectives of the business are to continue innovative technological advances of our wireless technologies, achieve technical and commercial acceptance of our wireless technologies, and, in doing so, to create significant shareholder value.  The Committee is responsible for establishing and reviewing the compensation policies for our executives and ensuring that our executives are compensated in a manner consistent with those policies.  The compensation of our executives is designed to reward the achievement of both quantitative and qualitative performance goals, which specifically relate to the objectives of the business both short- and long-term.

Employment Agreements

An important initiative of the Committee, started in 2007, was the negotiation and execution of employment agreements for each of our named executive officers (“NEOs”) and other senior management personnel.  Our chief executive officer and chief technology officer had previous employment agreements which expired in 2005 and 2007, respectively.  The Committee engaged an independent compensation consultant, Frederic W. Cook & Co., Inc. (“Cook”) in 2007 to assist in evaluating the executive compensation program and making recommendations based on their evaluation.  As part of its study, Cook interviewed members of executive management in order to understand their perception of the current compensation programs, conducted market studies and competitive benchmarking, and provided recommendations regarding the various compensation components.

The Committee determined that the company was at a critical stage of development whereby initial commercialization of our technologies was imminent, in the form of customer design wins, and whereby these design wins were the result of several years of research and development efforts that were undertaken while under both financial and human capital constraints.  Furthermore, the Committee anticipated that the commercialization efforts would entail significant future commitments in order to materially monetize the value of each customer contract.  The Committee concluded that the loss of key executive personnel and/or the inability to attract necessary future key personnel could jeopardize our ability to meet our anticipated customer commitments.   These factors were considered along with the perceived value of existing equity programs given the downturn in the equity markets over a several year period.   As a result of this initiative, the Committee executed employment agreements with all of its NEOs and one other senior manager, in June 2008 and with a new senior management employee in October 2008.  The specific terms of the employment agreements are discussed in more detail below.

Comparative Benchmarking

In establishing our executive compensation policies, programs and awards, the Committee has engaged Cook on an annual basis since 2005, the last engagement concluding with the executive employment agreements executed in June 2008.   As part of its consultation with the Committee, Cook recommended a comparative peer group (“Peer Group”) for benchmarking purposes.  The Peer Group selection was based on (i) companies generally in the wireless communications or communications equipment industries, (ii) companies that are broadly similarly sized in terms of market capitalization value, (iii) companies with similar growth and performance potential and/or (iv) companies that are considered competitors of ours in either the labor or capital markets.  Financial metrics for each of these companies were gathered including revenue, operating income, and employee count and market capitalization.   Market capitalization was considered the most relevant data point in selecting the Peer Group.

The current Peer Group, updated in 2007, includes the following fourteen companies:  Symmetricom Inc, Digi International Inc., EMS Technologies Inc., Oplink Communications Inc., Anaren Inc., Packeteer Inc., Network Equipment Technologies Inc., PCTEL, Inc., Radyne Corporation, Carrier Access Corporation (subsequently acquired by privately-held Turin Networks, Inc.), Airspan Networks Inc., EFJ Inc., Endwave Corporation, and Vyyo Inc.   We expect that it will be necessary as the business evolves to update the Peer Group periodically in order to maintain a list of relatively comparable companies for compensation evaluation purposes.  We anticipate that the Committee will continue to apply consistent criteria in its selection of the Peer Group.

The Committee reviewed the compensation programs for the Peer Group in 2007 as a general indicator of relevant market conditions.   The data from this Peer Group was considered in determining the proportions of base pay, annual incentive pay and long-term compensation value for our executives.  All of the components of compensation were generally targeted at the market median or 50th percentile of the market.

Compensation Components

There are three primary components of our compensation plan: (1) base salaries, (2) annual performance incentives, and (3) long-term incentives.  These components are the same for all of our employees.  The amount of each component is scaled according to the level of business responsibilities of each individual.  We do not target a specific weighting of these three components or use a prescribed formula to establish pay levels.  Rather the Committee considers changes in the business, external market factors, and our financial position each year when determining pay levels and allocating between long-term and current compensation for the NEOs.

Each component of the compensation program, and the manner in which the Committee determined each component for our 2008 fiscal year, is discussed in detail below.  In addition, we provide standard employee benefits that include health benefits, life insurance, and tax-qualified savings plans to all of our employees.  We did not provide any special employee benefits or perquisites in 2008 for executives other than supplemental life insurance policies for the benefit of the executives and an automotive allowance for Mr. Jeffrey Parker.   We do not have pension or other retirement benefits or any type of nonqualified deferred compensation programs for our executives or other employees.

Base Pay - Base salaries and related benefits are designed to provide basic economic security for our employees.   Our base salaries are established at a level that is consistent with competitive practices in a technological, innovative and fast-moving industry in order to help retain and recruit our highly skilled workforce.  Overall, base salaries are targeted at the median base salaries for the Peer Group in order to allow us to compete in the market for exceptional employees without placing an undue emphasis on fixed compensation.   The base salary for our chief technology officer, Mr. Sorrells, falls at or above the 75th percentile of the Peer Group.  Our business objectives are heavily reliant upon technical innovation and we compete for technical talent with multi-national organizations with significantly greater financial resources and superior employee benefits.  As such, the Committee has determined that targeting the 75th percentile or above for highly technical positions is appropriate.

Annual Performance Incentives – Annual performance incentives are specifically designed to link a meaningful portion of the executive’s pay to accomplishment of specific short-term objectives that are necessary for successful execution of our longer-term business plan.

The annual incentive plan for all employees, including executives, provides for cash awards that are determined at the end of each fiscal year immediately following the performance measurement period.  The target award depends upon the achievement of corporate goals, the individual’s level of responsibility, the individual’s personal performance for the period, and the individual’s achievement of specific individual goals that support the overall corporate goals.  The corporate goals generally include sales, technical customer support, product development and financial goals.  Although the annual performance incentive is intended to be distributed in the form of a cash award, certain executive officers elected to take all or a portion of their 2007 performance incentive award in shares of our common stock in order to preserve our cash for other business purposes.

The incentive award target for executives is determined by the Committee and is defined as a percentage of base salary.  Since 2006, the Committee has implemented a formal performance incentive plan with target annual incentive compensation equal to 75% of base salary for the Chief Executive Officer and 50% of base salary for other named executive officers.  The plan did not establish a minimum achievement level, nor did it allow for upside opportunity for above-target performance.  The target percentages were benchmarked against the Peer Group and the Committee determined that the target annual performance incentive award for 2008 for our executives was generally at the median when compared to Peer Group target amounts.   The Committee may exercise its discretion in reducing or increasing the size of an executive annual incentive award.

For 2008, the named executive officers and other senior management employees elected to forego their annual performance incentive payments due to our limited cash resources and overall general economic conditions.  The Committee has not approved, and we do not anticipate, any annual cash incentive award programs for executives or other employees for 2009.  The Committee may utilize equity-based awards in lieu of cash consideration, although no such awards are currently being contemplated.

Long-Term Incentives - Long term incentives are specifically designed to align employee and shareholder interests by rewarding performance that enhances shareholder value.  Equity-based awards are used for long-term incentives in order to link employee’s compensation to the value of our common stock.  Prior to 2008, stock options were used as the primary vehicle for equity compensation for all employees, including executives.  Stock options are granted at market and have no value without appreciation of the market price of our stock.  Therefore stock options are considered a strong motivator for enhancing shareholder value through corporate accomplishments.

As part of its executive compensation initiatives in 2007 and 2008, the Committee reviewed our historical stock option awards, including the significant number of out-of-the-money options expected to expire unexercised, and concluded that these awards had, in many cases, failed to provide the intended long-term incentive based on the significant volatility of our stock and general market conditions.  Based on this evaluation and the recommendations of Cook, the Committee determined that implementation of a RSU program would enable the long-term incentive program to produce the intended results.  RSUs, upon vesting, represent an immediate value to the grantee and create immediate equity ownership.   Like stock options, RSUs are also considered a strong motivator for enhancing shareholder value through corporate accomplishments.  Furthermore, because the RSU has an inherent value equal to the market value of our common stock, the Committee believes these equity instruments have a higher perceived value to the executives in volatile market conditions.  In 2008, the Committee awarded RSUs as long-term incentive awards in connection with the execution of the executive employment agreements as more fully discussed below.

In determining long-term equity incentive award size, the Committee used a Shareholder Value Transfer (“SVT”) Allocation methodology.  SVT refers to the aggregate value or expense of grants as a percent of a company’s total market capitalization.  The Committee considered data compiled by Cook regarding the average SVT rate and allocation percentages for the Peer Group.  The Committee targeted the 75th percentile of the Peer Group data rather than the median.  This target was based on the determination that our historical stock performance had failed to track the achievement of our corporate objectives, responding instead to general market factors.  Therefore, previously awarded stock options had failed to provide an appropriate level of long-term incentive compensation, as evidenced by a significant number of out-of-the-money share options held by our NEOs, many of which had or were expected to soon expire unexercised.

The Committee continues to evaluate the appropriate mix of long-term pay elements in comparison to the market and in line with our strategy.  The Committee anticipates continuing the use a blend of stock options and RSU awards in the future in order to continue to ensure that our long-term incentive programs produce the intended results.

Equity Grant Practices

Grants in connection with new hires and job promotions are made on the 15th day of the month following the new employee’s hire date and/or the effective date of the job promotion.   All other employee equity grants, excluding the awards made concurrent with the execution of the executive employment agreements, are generally made on one of four pre-determined quarterly dates, whichever date most closely follows the date that all terms of the grant are approved by the Committee or its delegate.  The preset quarterly dates are February 15th, May 15th, August 15th and November 15th, or, if the 15th falls on a non-trading day, the first trading day following such date.  The intent of this grant policy is to (a) eliminate the need to evaluate potential grant dates in light of pending and/or recently disclosed material events and (b) to attempt to mitigate the effect of significant price volatility when a single date is utilized for annual equity awards.

Stock options are granted with an exercise price equal to the closing market value of our common stock on the grant date.  Options are never granted with exercise prices below market value on the date of grant.

Role of Executive Officers in Determining Executive Pay

The Committee makes all compensation decisions for all elements of compensation for the CEO and other NEOs and approves recommendations regarding equity awards for all employees.  Our chief executive officer, chief financial officer and human resource management personnel make recommendations to the Committee annually with regard to overall pay strategy including program designs, annual incentive plan design, and long-term incentive plan design for management employees.  Our chief executive officer evaluates the performance of the other executive officers annually and makes recommendations regarding their compensation to the Committee for its consideration and determination.  Human resource management provides the Committee with market information regarding executive officers’ base pay and annual performance incentives as requested.  Executives do not determine any element or component of their own pay package or total compensation amount.

Executive and Director Stock Ownership Requirements

We currently do not have a policy with regard to minimum stock ownership for our executives or non-employee directors.

Federal Income Tax Consequences

Although we consider the potential tax impact of our compensation programs in our compensation planning, these impacts are not heavily weighted with regard to our compensation decisions.  The material federal income tax consequences of our compensation programs, based on the current provisions of the Internal Revenue Code (Code) include the following:

Section 162(m) of the Internal Revenue Code (Code) limits the deductibility from U.S. taxable income of certain types of compensation in excess of $1,000,000 paid by us to certain of our NEOs.  This limitation may apply to the realized value of awards made under our equity award plans.  Compensation that is determined to be “performance-based” under the Code is not subject to this deduction limit.  For 2008, we did not pay compensation in excess of $1,000,000 to any executive and therefore we did not incur a deduction limitation under Section 162(m).

Code Section 409A generally governs the form and timing of nonqualified deferred compensation payments and imposes sanctions on participants in nonqualified deferred compensation plans that fail to comply with Section 409A rules.   Our compensation arrangements with our NEOs, as discussed more fully below, are intended to be compliant with Section 409A.

In the event of a change-in-control, our NEOs are entitled to certain severance payments as more fully discussed under “Potential Payments Upon Termination or Change-in-Control” below.  To the extent those payments exceed three times the executive’s five-year average W-2 income, they may be deemed “excess parachute payments”, subject to a 20 percent excise tax, and nondeductible. Certain payments, such as reasonable compensation for noncompete agreements, may be excluded from the excess parachute payment calculation.

Employment and Other Agreements

We have non-compete arrangements in place with all of our employees.  The non-compete agreements provide for restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from our customers.

In June 2008, we entered into an Executive Employment Agreement (each an “Agreement”) with each of our NEOs including Jeffrey Parker, our chief executive officer, Cynthia Poehlman, our chief financial officer, David Sorrells, our chief technology officer, and John Stuckey who was appointed as our executive vice-president of corporate strategy and business development.   We entered into similar agreements with two additional senior management employees during 2008.

The Agreements provides each executive with a base salary commensurate with his or her position in the organization, an annual performance-based achievement bonus and long-term equity incentive awards in the form of RSUs.  Mr. Sorrells’ Agreement also included a signing bonus, valued at $50,000, which was paid with a combination of cash and stock as recognition of his past service and tenure with us.

The RSUs awarded in connection with the Agreements include RSUs that vest in twelve equal quarterly increments from August 31, 2008 through May 31, 2011 (the “time-based RSUs”) as well as RSUs that vest on the earlier of the three-year anniversary of the grant date or such date that certain market conditions are met, as measured by the price of our common stock (the “market-based RSUs”).   The time-based RSUs and market-based RSUs collectively represent the 2008 and 2009 long-term equity incentive awards for our NEOs.  The Agreement allows for additional equity awards at the discretion of the Committee although no additional awards have been made or are currently contemplated.

The Agreements also contains provisions for the protection of our intellectual property and for severance benefits and non-compete restrictions in the event of termination of the executive’s employment.   Severance benefits are payable to the executives under the terms of the Agreements in the event the executive is terminated without cause, due to a change in control event, or for “Good Reason” as defined in each Agreement.  The severance package to be paid under the Agreement includes (a) a multiple of base salary; (b) an amount in lieu of annual bonus or incentive compensation; (c) continuation of group health benefits and (d) acceleration of certain unvested and outstanding equity awards.  Amounts to be paid to each executive for various termination events are included in the tables under “Potential Payments upon Termination or Change-in-Control” below.

The non-complete provisions of the Agreements are effective for three years following the executive’s termination, provided that we compensate the executive the equivalent of his or her base salary over the restriction period (“Non Compete Compensation).  In the event of a termination due to a change in control, the executive’s severance pay in excess of twelve months’ base salary is applied as a credit toward the Non-Compete Compensation.  Furthermore, in the event the executive is terminated for cause or resigns without “Good Reason” as defined in each Agreement, all gains realized by the executive from the sale of equity awards during the preceding twelve months, as well as the value at the date of termination of all outstanding equity awards will be credited towards the Non-Compete Compensation.

The Agreement specifies compliance with the applicable requirements of Section 409A of Code.  The Agreement also provides for excise tax gross-up on certain severance benefits to the extent they result in “golden parachute payments” under the Code.   To the extent that the parachute payments are within 110% of the defined “safe harbor” amount, the payments will be cut back to bring them within the safe harbor.

The Agreements have a three-year term with a provision for automatic annual renewal thereafter unless ninety-day written intent not to renew is given either by us or by the executive.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of our NEOs who served as executive officers during all or a portion of the year ended December 31, 2006, 2007, and 2008.  Given the complexity of disclosure requirements concerning executive compensation, and in particular with respect to the standards of financial accounting and reporting related to equity compensation, there is a difference between the compensation that is reported in this table versus that which is actually paid to and received by the NEOs.  The amounts in the Summary Compensation Table that reflect our accounting expense for stock and option awards do not necessarily correspond to the actual value that has been realized or will be realized in the future with respect to these awards.

(a)	(b)	(c)	(d)		(e)	(f)	(g)		(h)		(i)
		Salary	Bonus		Stock Awards [1]	Option Awards [2]	Non-equity Incentive Plan Compensation [3]		All Other		Total
Name and Principal Position	Year	($)	($)		($)	($)	($)		($)		($)
Jeffrey Parker, Chief Executive Officer and Chairman of the Board	2008 2007 2006	$325,000 325,000 325,000	$ - - -		$424,525 - -	$578,072 381,096 92,863	$ - 225,000 50,279	[4] [5]	$31,600 14,365 4,520	[6]	$1,359,197 945,461 472,662
Cynthia Poehlman, Chief Financial Officer and Corporate Secretary	2008 2007 2006	213,269 200,000 200,000	- - -		127,357 - -	291,021 262,653 188,636	- 69,200 21,250	[7]	2,750 2,000 -	[8]	634,397 533,836 409,886
David Sorrells, Chief Technology Officer	2008 2007 2006	275,625 275,625 272,850	31,612 - -	[9]	293,252 - -	110,047 228,701 238,037	- 100,000 25,840		2,100 - 2,100	[10]	712,636 604,326 538,827
John Stuckey, Executive Vice President, Corporate Strategy and Business Development [11]	2008	250,000	-		127,357	255,789	-		3,748	[12]	636,894

[1]
The amounts reported in column (e) represent the dollar amount of compensation cost recognized on RSUs and other stock awards in accordance with SFAS 123(R), excluding forfeiture estimates.  Refer to Note 8 of the consolidated financial statements included in Item 8 for the assumptions made in the valuation of stock awards.

[2]
The amounts reported in column (f) represent the dollar amount of compensation cost recognized on stock option awards in accordance with SFAS 123(R), excluding forfeiture estimates.  Refer to Note 8 of the consolidated financial statements included in Item 8 for the assumptions made in the valuation of stock options.

[3]
The amounts reported in column (g) represent the dollar amount of compensation cost related to awards under non-equity incentive plans.  Unless otherwise specified, all amounts reported in this column were determined and paid in the year reported.  In certain cases, the named executive elected to forego his or her cash compensation in lieu of an equity award of equal dollar value.  In these cases, the award value remains in this column but will be separately footnoted as to the amount of award distributed in equity.

[4]
In 2007, our chief executive officer elected to forego a $225,000 cash performance incentive award in lieu of a stock award of 14,466 shares of common stock.  The value of the stock award, net of $63,415 in tax withholdings, was $161,585 based on the closing market price of our common stock on the grant date.  Both the cash and equity portion of the award was paid in 2008.

[5]	In 2006, our chief executive officer elected to forego a $50,279 cash performance incentive award in lieu of a stock award of 5,089 shares of common stock paid in 2007.

[6]
This amount includes (i) the dollar value of premiums paid by us in 2008 for life insurance for the benefit of Mr. Parker in the amount of $5,600, (ii) the gross value of Mr. Parker’s automobile allowance of $24,000, and (iii) the 2008 employer matching contribution to a defined-contribution 401k plan of $2,000.

[7]
In 2007, our chief financial offer elected to forego a portion of her cash performance incentive award in lieu of a stock award of 2,795 shares of common stock.  The value of the stock award, net of $15,135 in tax withholdings, was $31,220 based on the closing market price of our common stock on the grant date.  Both the cash and equity portions of this award were paid in 2008.

[8]
This amount includes the dollar value of premiums paid by us in 2008 for life insurance for the benefit of Ms. Poehlman in the amount of $750, and the 2008 employer matching contribution to a defined-contribution 401k plan of $2,000.

[9]
Mr. Sorrells received a signing bonus with a value of $50,000 upon execution of his executive employment agreement in June 2008.  We had the option to pay this bonus in cash or equity.  A portion of the bonus was paid in cash and is reflected in column (d) in the Summary Compensation Table, and the remainder was paid with 1,642 shares of our common stock.  The value of the common stock awarded, or $18,388 is included in column (e) in the Summary Compensation Table.  The shares awarded are also included in the Grants of Plan Based Awards Table below.

[10]	This amount represents the dollar value of premiums paid by us in 2008 for life insurance for the benefit of Mr. Sorrells.

[11]	Mr. Stuckey was promoted to Executive Vice President of Corporate Strategy and Business Development in June 2008.

[12]
This amount includes the dollar value of premiums paid by us for life insurance for the benefit of Mr. Stuckey in the amount of $1,748, and the 2008 employer matching contribution to a defined-contribution 401k plan of $2,000.

Grants of Plan-Based Awards

The following table summarizes each grant of an award made in 2008 to the executive officers who served as executive officers during all or a portion of 2008.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Full Grant Date Fair Value of Equity Awards ($)
Jeffrey Parker	6/04/2008	75,000 [1]	$868,500
	6/04/2008	75,000 [2]	868,500
Cynthia Poehlman	6/04/2008	22,500 [1]	260,550
	6/04/2008	22,500 [2]	260,550
David Sorrells	6/04/2008	57,500 [1]	665,850
	6/04/2008	42,500 [2]	492,150
	6/19/2008	1,642 [3]	18,388
John Stuckey	6/04/2008	22,500 [1]	260,550
	6/04/2008	22,500 [2]	260,550

[1]
Award represents the grant of RSUs in connection with an employment agreement executed on June 4, 2008.   Each RSU represents the right to receive one share of common stock upon vesting.   The RSUs vest in twelve (12) equal quarterly increments beginning August 31, 2008 and the common stock is distributed immediately upon vesting.

[2]
Award represents the grant of RSUs in connection with an employment agreement executed on June 4, 2008.  Each RSU represents the right to receive one share of common stock upon vesting.   The RSUs vest on the earlier of (a) the last day of each quarterly period beginning August 31, 2008 during which certain specified market price conditions have been met or (b) the three year anniversary of the grant date.   The achievement of the market price conditions is determined based on the closing market price of our common stock meeting or exceeding certain fixed price points for any five (5) consecutive trading days (the “Price Target”).  At Price Targets of $15.11, $19.28, $23.45 and $27.10, 25%, 50%, 75% and 100%, respectively, of the award shall be vested.   In addition, upon the occurrence of a change in control as defined in the RSU agreement, the market price conditions will be assessed based on the greater of (a) the closing price of our common stock on the date of the change in control event or (b) the average per share acquisition price paid by the acquiring party.

[3]
Mr. Sorrells received a signing bonus with a value of $50,000 upon execution of an executive employment agreement in June 2008.  A portion of this bonus was paid in cash and is reflected in column (d) in the Summary Compensation Table above and the remainder was paid with 1,642 shares of our common stock.  The value of the common stock awarded is included in column (e) in the Summary Compensation Table above.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards as of December 31, 2008 for each executive officer who served as an executive officer during all or a portion of 2008.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option Exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested[1] ($)
(a)	(b)	(c)		(d)	(e)	(f)		(g)
Jeffrey Parker	350,000			$41.00	9/7/2010	62,500	[2]	$154,375
	15,000			$19.99	2/26/2012	75,000	[3]	185,250
	75,000			$5.77	8/9/2012
	10,908			$8.91	12/20/2012
	7,583			$9.80	5/3/2013
	65,000	25,000	[4]	$8.81	10/12/2013
	22,916	14,584	[5]	$9.89	2/15/2014
	19,791	17,709	[6]	$10.82	5/15/2014
	16,666	20,834	[7]	$12.30	8/15/2014
	13,541	23,959	[8]	$10.36	11/15/2014
Cynthia Poehlman	9,500			$15.13	5/15/2009	18,750	[2]	46,313
	5,000			$23.13	5/16/2009	22,500	[3]	55,575
	30,000			$41.50	12/31/2009
	12,000			$20.00	1/15/2011
	25,000			$5.77	8/9/2012
	4,563			$8.91	12/20/2012
	3,205			$9.80	5/6/2013
	18,055	6,945	[4]	$8.81	10/12/2013
	5,347	3,403	[5]	$9.89	2/15/2014
	4,618	4,132	[6]	$10.82	5/15/2014
	120,000	30,000	[9]	$5.70	6/25/2014
	3,888	4,862	[7]	$12.30	8/15/2014
	3,159	5,591	[8]	$10.36	11/15/2014
David Sorrells	22,222			$9.00	11/21/2012	47,918	[2]	118,357
	200,000			$48.00	12/31/2010	42,500	[3]	104,975
	102,778			$9.00	11/21/2012
	25,000			$5.77	8/9/2012
	4,988			$8.91	12/20/2012
	3,898			$9.80	5/3/2013
	27,444	10,556	[4]	$8.81	10/12/2013
John Stuckey	25,000			$5.77	8/9/2012	18,750	[2]	46,313
	5,133			$8.91	12/20/2012	22,500	[3]	55,575
	3,394			$9.80	5/3/2013
	18,055	6,945	[4]	$8.81	10/12/2013
	5,347	3,403	[5]	$9.89	2/15/2014
	4,618	4,132	[6]	$10.82	5/15/2014
	77,875	30,000	[10]	$4.67	7/18/2014
	3,888	4,862	[7]	$12.30	8/15/2014
	3,159	5,591	[8]	$10.36	11/15/2014

[1]	The market value of shares or units reported in column (g) is computed based on the December 31, 2008 closing price of our common stock of $2.47.

[2]
These units represent unvested RSUs awarded in connection with an executive employment agreement in June 2008.  The unvested RSUs will vest in equal quarterly increments from February 28, 2009 through May 31, 2011.

[3]
These units represent unvested RSUs awarded in connection with an executive employment agreement in June 2008.  The unvested RSUs will vest in full on May 31, 2011, if not earlier due to achievement of market conditions as measured by the closing price of our common stock as discussed in footnote 2 to the Grants of Plan Based Awards Table.

[4]
Option vests over the first three years of the seven-year option term, with 33% vesting one year following the grant date and the remaining 66% vesting in equal monthly increments for 24 months thereafter. Option will be fully vested as of October 12, 2009.

[5]
Option vests over the first three years of the seven-year option term, with 33% vesting one year following the grant date and the remaining 66% vesting in equal monthly increments for 24 months thereafter. Option will be fully vested as of February 15, 2010.

[6]
Option vests over the first three years of the seven-year option term, with 33% vesting one year following the grant date and the remaining 66% vesting in equal monthly increments for 24 months thereafter. Option will be fully vested as of May 15, 2010.

[7]
Option vests over the first three years of the seven-year option term, with 33% vesting one year following the grant date and the remaining 66% vesting in equal monthly increments for 24 months thereafter. Option will be fully vested as August 15, 2010.

[8]
Option vests over the first three years of the seven-year option term, with 33% vesting one year following the grant date and the remaining 66% vesting in equal monthly increments for 24 months thereafter. Option will be fully vested as of November 15, 2010.

[9]	Option vests at a rate of 20% per year for the first five year of the ten-year option term. Option will be fully vested as of June 25, 2009.

[10]	Option vests at a rate of 20% per year for the first five year of the ten-year option term. Option will be fully vested as of July 16, 2009.

Option Exercises and Stock Vested

The following table summarizes the option exercises and vesting of stock awards for the fiscal year ended December 31, 2008 for each executive officer who served as an executive officer during all or a portion of 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting [1] (#)	Value Realized on Vesting ($)
Jeffrey Parker	-	$-	10,846	$90,625
Cynthia Poehlman	-	-	3,254	27,188
David Sorrells	1,000	8,230	9,956	87,857
John Stuckey	23,125	116,305	3,254	27,188

[1]
Shares acquired upon vesting are net of shares withheld to cover executive’s payroll taxes.  The number of shares withheld for taxes include 1,654, 496, 1,268, and 496 for Mr. Parker, Ms. Poehlman, Mr. Sorrells and Mr. Stuckey, respectively.

Potential Payments upon Termination or Change-in-Control

The Agreement with each of our NEOs provide for payments upon termination for various events including, with our without cause termination by us, termination due to death or disability of the executive, termination due to a change-in-control event and termination by the executive for “Good Reason” as defined in the Agreements.

Payments Made Upon Termination – When an executive’s employment is terminated for any reason, other than for cause, he or she is entitled to receive his or her base salary through the date of termination and any earned but unused vacation pay.  When an executive’s employment is terminated for cause, he or she is only entitled to his or her base salary through the date of termination.

Payments Made Upon Termination Due to a Change in Control- In the event a NEO is terminated within two years of a change-in-control event, in addition to the benefits listed under “Payments Made Upon Termination” above, he or she is entitled to receive a multiple of his or her base salary, an amount in lieu of annual bonus or incentive compensation, continuation of group health benefits and acceleration of certain unvested and outstanding equity awards.  The base salary multiple varies by individual but ranges from 150% to 300%.  The amount in lieu of annual bonus or incentive compensation is determined based on the greater of the bonus or annual incentive compensation in the year prior to the change in control, the average of the prior three year’s bonus or annual incentive compensation, or a prorated amount of the current year’s bonus or annual incentive compensation.

In accordance with the terms of the executive’s individual equity agreements, the executive would also be eligible for accelerated vesting of certain equity awards in the event of a change-in-control.  Any unvested stock options will automatically vest upon a change-in-control.  In addition, in the event of a change-in-control which is not approved or authorized by our board of directors, the executive’s time-based RSUs will automatically vest.  If the change-in-control occurrence is approved by our board of directors, the board may, at its option, accelerate the vesting of the time-based RSUs and repurchase them for a cash value as defined in the equity plan.   Market-based RSUs will only accelerate in a change-in-control situation if the defined Price Targets are achieved as discussed in footnote 2 to the “Grant of  Plan-Based Awards” table above.

Payments Made Upon Termination Without Cause - In the event a NEO is terminated without cause and the executive executes a release agreement with us, he or she is entitled to a severance package.  The severance package includes (i) a continuation of base salary for a twelve month period following termination, (ii) payment of a prorated portion of any incentive bonus for the year of termination, and (iii) continuation of group health benefits.  In the event a NEO terminates for “Good Reason” as defined in the Agreement and executes a release agreement with us, he or she is entitled to the same severance benefits as if he or she was terminated without cause.   Good Reason is defined in the Agreement as a material diminution in the executive’s authority, duties or responsibilities, a material diminution in the executive’s base compensation and benefits, except for reductions applicable to all executives, a material relocation of the executive’s primary office or a material breach of the Agreement by us.

Payments Made Upon Termination Due to Disability - In the event an executive is terminated within six months of becoming disabled, as defined in the Agreement, he or she will be entitled to the benefits listed under “Payments Made Upon Termination” and the severance package listed under “Payments Made Upon Termination Without Cause” above.  If, however, the executive is terminated after six months of becoming disabled, he or she becomes eligible for payments under a company-paid long-term disability plan with a third-party carrier in which case, the severance package is limited to the continuation of health benefits.   In addition, if an executive is terminated due to disability, he or she receives an automatic acceleration of fifty percent of any unvested options or RSUs in accordance with the terms of the individual equity agreements.

Payments Made Upon Death
Upon the death of a NEO, the executive’s beneficiaries shall receive the proceeds from company-paid life insurance policies purchased for the benefit of the executive.   In addition, the executive’s beneficiaries shall receive an acceleration of fifty percent of any unvested options or RSUs in accordance with the terms of the individual equity agreements.

The following tables reflect the estimated amount of compensation due to each of our NEOs in the event of termination of their employment.  Actual amounts to be paid out could only be determined at the time of an executive’s actual separation.   For purposes of this disclosure, we assume the triggering event for termination occurred on December 31, 2008.   The intrinsic value of equity awards upon termination is calculated based on the December 31, 2008 closing price of our common stock of $2.47.

Jeffrey Parker, Chairman and Chief Executive Officer

Benefit and Payments Upon Separation	Change in Control (Not Board Approved)		Change in Control (Board Approved)	Without Cause or for “Good Reason”[5]	Disability[5]		Death

Salary	$975,000	[1]	$975,000	$325,000	$325,000	[3]	$-
Short-term Incentive Compensation	225,000	[2]	225,000	243,750	243,750	[3]	-
Long-term Equity Compensation:
Stock Options	-		-	-	-		-
RSUs (Time-Based)	154,375		-	-	77,188		77,188
RSUs (Market-Based)	-		-	-	92,625		92,625
Benefits & Perquisites
Health Benefits	23,954		23,954	23,954	23,954		23,954
Life Insurance Proceeds	-		-	-	-		1,000,000	[4]
Accrued Vacation Pay	12,500		12,500	12,500	12,500		12,500
Total	$1,390,829		$1,236,454	$605,204	$775,017		$1,206,267

[1]	Under the Agreement, Mr. Parker is entitled to three times his annual base salary.
[2]
Under the Agreement, Mr. Parker is entitled to an amount equal to his bonus or annual incentive compensation in the year prior to the change in control.  For purposes of this table, 2007 earned annual incentive compensation is reflected.

[3]
Assumes termination occurs within first six months of executive becoming disabled.  Following a six month period, executive is not entitled to salary continuation or short-term incentive compensation payments.

[4]	Represents proceeds payable by a third-party insurance carrier on a company-paid life insurance policy for the benefit of the executive.
[5]	For purposes of this table, short-term incentive compensation is based on Mr. Parker’s short-term incentive target for 2008 as actual short-term incentive compensation was waived.

Cynthia Poehlman, Chief Financial Officer and Corporate Secretary

Benefit and Payments Upon Separation	Change in Control (Not Board Approved)		Change in Control (Board Approved)	Without Cause or for “Good Reason”[5]	Disability[5]		Death
Salary	$450,000	[1]	$450,000	$225,000	$225,000	[3]	$-
Short-term Incentive Compensation	69,200	[2]	69,200	112,500	112,500	[3]	-
Long-term Equity Compensation:
Stock Options	-		-	-	-		-
RSUs (Time-Based)	46,313		-	-	23,156		23,156
RSUs (Market-Based)	-		-	-	27,788		27,788
Benefits & Perquisites
Health Benefits	19,420		19,420	19,420	19,420		19,420
Life Insurance Proceeds	-		-	-	-		1,000,000	[4]
Accrued Vacation Pay	3,668		3,668	3,668	3,668		3,668
Total	$588,601		$542,288	$360,588	$411,532		$1,074,032

[1]	Under the Agreement, Ms. Poehlman is entitled to two times her annual base salary.
[2]
Under the Agreement, Ms. Poehlman is entitled to an amount equal to her bonus or annual incentive compensation in the year prior to the change in control.  For purposes of this table, 2007 earned annual incentive compensation is reflected.

[3]
Assumes termination occurs within first six months of executive becoming disabled.  Following a six month period, executive is not entitled to salary continuation or short-term incentive compensation payments.

[4]	Represents proceeds payable by a third-party insurance carrier on a company-paid life insurance policy for the benefit of the executive.
[5]	For purposes of this table, short-term incentive compensation is based on Ms. Poehlman’s short-term incentive target for 2008 as actual short-term incentive compensation was waived.

David Sorrells, Chief Technology Officer

Benefit and Payments Upon Separation	Change in Control (Not Board Approved)		Change in Control (Board Approved)	Without Cause or for “Good Reason”[5]	Disability[5]		Death
Salary	$826,875	[1]	$826,875	$275,625	$275,625	[3]	$-
Short-term Incentive Compensation	100,000	[2]	100,000	137,813	137,813	[3]	-
Long-term Equity Compensation:
Stock Options	-		-	-	-		-
RSUs (Time-Based)	118,357		-	-	59,179		59,179
RSUs (Market-Based)	-		-	-	52,488		52,488
Benefits & Perquisites
Health Benefits	23,954		23,954	23,954	23,954		23,954
Life Insurance Proceeds	-		-	-	-		1,000,000	[4]
Accrued Vacation Pay	11,536		11,536	11,536	11,536		11,536
Total	$1,080,722		$962,365	$448,928	$560,595		$1,147,157

[1]	Under the Agreement, Mr. Sorrells is entitled to three times his annual base salary.
[2]
Under the Agreement, Mr. Sorrells is entitled to an amount equal to his bonus or annual incentive compensation in the year prior to the change in control.  For purposes of this table, 2007 earned annual incentive compensation is reflected.

[3]
Assumes termination occurs within first six months of executive becoming disabled.  Following a six month period, executive is not entitled to salary continuation or short-term incentive compensation payments.

[4]	Represents proceeds payable by a third-party insurance carrier on a company-paid life insurance policy for the benefit of the executive.
[5]	For purposes of this table, short-term incentive compensation is based on Mr. Sorrells’ short-term incentive target for 2008 as actual short-term incentive compensation was waived.

John Stuckey, Executive Vice President of Corporate Strategy and Business Development

Benefit and Payments Upon Separation	Change in Control (Not Board Approved)		Change in Control (Board Approved)	Without Cause or for “Good Reason”[5]	Disability[5]		Death
Salary	$375,000	[1]	$375,000	$250,000	$250,000	[3]	$-
Short-term Incentive Compensation	86,469	[2]	86,469	125,000	125,000	[3]	-
Long-term Equity Compensation:
Stock Options	-		-	-	-		-
RSUs (Time-Based)	46,313		-	-	23,156		23,156
RSUs (Market-Based)	-		-	-	27,788		27,788
Benefits & Perquisites
Health Benefits	19,420		19,420	19,420	19,420		19,420
Life Insurance Proceeds	-		-	-	-		1,750,000	[4]
Accrued Vacation Pay	5,669		5,669	5,669	5,669		5,669
Total	$532,871		$486,558	$400,089	$451,033		$1,826,033

[1]	Under the Agreement, Mr. Stuckey is entitled to one and one half times his annual base salary.
[2]
Under the Agreement, Mr. Stuckey is entitled to an amount equal to his bonus or annual incentive compensation in the year prior to the change in control.  For purposes of this table, 2007 earned annual incentive compensation is reflected.

[3]
Assumes termination occurs within first six months of executive becoming disabled.  Following a six month period, executive is not entitled to salary continuation or short-term incentive compensation payments.

[4]	Represents proceeds payable by a third-party insurance carrier on a company-paid life insurance policy for the benefit of the executive.
[5]	For purposes of this table, short-term incentive compensation is based on Mr. Stuckey’s short-term incentive target for 2008 as actual short-term incentive compensation was waived.

Compensation of Outside Directors

The Committee is responsible for establishing outside directors’ compensation.  Our current director compensation program was implemented in 2005 based on the Committee’s review of the benchmark data and best practices as compiled by Cook utilizing the same Peer Group used for executive compensation.  The committee retainers were structured in such a way as to provide distinction between compensation for committee members and chairpersons and between the responsibilities of the various committees.  The equity portion of our directors’ compensation was amended in 2008 to provide for a blend of stock options and RSUs as discussed below.

Our non-employee directors’ compensation plan currently provides for an annual cash director fee of $25,000 for board service.  In addition, the plan provides for annual cash fees for committee participation.  The cash fees are paid in quarterly installments at the end of each fiscal quarter.  The committee fees are as follows:

Audit Committee		Compensation Committee		Nominating Committee
Chair	Member	Chair	Member	Chair	Member
$15,000	$7,500	$10,000	$5,000	$5,000	$2,500

The directors’ compensation plan also provides for annual equity awards for our directors.  Prior to 2008, each director received an option grant of 10,000 shares which vest one year after the grant date.  In 2008, the board of directors approved a revision to the equity compensation program to replace the grant of 10,000 stock options with a grant of 5,000 stock options and 2,500 RSUs.  Both the options and RSUs vest one year after the grant date.  Upon grant, the directors may elect to defer distribution of their vested RSUs until retirement from the board; otherwise, the RSUs will be distributed upon vesting.  The directors’ compensation program also includes the grant of 40,000 share options upon initial election to the Board for new board members.  We did not elect any new board members in 2008.

The director equity awards are granted on the 15th day of the first month following the directors’ election at the annual shareholders meeting.   In the event a director resigns or is removed from the board for cause prior to the vesting date, any unvested equity awards will be forfeited.

All board members are reimbursed for reasonable expenses incurred in attending meetings.  In addition, we encourage board participation in relevant educational programs and we reimburse our board members for all or a portion of costs, including travel, for these purposes.

The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2008.   Directors who are named executive officers do not receive separate compensation for their service as a director.

Name	Fees Earned or Paid in Cash ($)		Stock Awards[1] ($)	Option Awards[2] ($)	Total ($)
(a)	(b)		(c)	(d)	(e)
William Hightower	$25,625		$8,100	$65,031	$98,756
John Metcalf	42,500	[3]	8,100	65,031	115,631
Todd Parker	25,000		8,100	65,031	98,131
William L. Sammons	37,500	[4]	8,100	65,031	110,631
Robert G. Sterne	30,000		8,100	65,031	103,131
Nam P. Suh	36,875		8,100	65,031	110,006
Papken S. der Torossian	37,500		8,100	65,031	110,631

[1]
The amount reported in column (c) above represents the compensation expense related to director RSU awards as recognized under SFAS123(R), excluding forfeiture estimates.  On September 15, 2008, each of our non-employee directors was granted 2,500 restricted stock units.  Each RSU vests one year from the date of grant.  The grant date aggregate fair market value of each grant was $27,450.

[2]
The amount reported in column (d) above represents the compensation expense related to director stock option awards as recognized under SFAS123(R), excluding forfeiture estimates.  On September 15, 2008, each of our non-employee directors was granted an option to purchase 5,000 shares of our common stock at an exercise price of $10.98 per share.  Each option vests one year from the date of grant and expires seven years from the grant date.  The grant date aggregate fair market value of each grant was $36,801.

[3]	A portion of the cash retainer for director's fees ($31,875) for Mr. Metcalf was paid directly to Tatum Board Services, LLC.

[4]
Mr. Sammons has waived receipt of any cash director's fees.  The amounts earned by Mr. Sammons are accrued by us and, at Mr. Sammons' request, distributed to the charitable organization of his choosing.

As of December 31, 2008, the number of options and restricted stock units outstanding for each of our directors was as follows:

	Number of securities underlying outstanding options		Number of securities underlying RSU grants
Name	(#) Exercisable	(#) Unexercisable [1]	(#) Vested	(#) Unvested [2]
William Hightower	202,500	5,000	-	2,500
John Metcalf	80,000	5,000	-	2,500
Todd Parker	45,000	5,000	-	2,500
William L. Sammons	110,000	5,000	-	2,500
Robert G. Sterne	187,500	5,000	-	2,500
Nam P. Suh	84,470	5,000	-	2,500
Papken S. der Torossian	155,000	5,000	-	2,500

1   The unexercisable options for each director will vest in September 2009.

2   The unvested RSUs for each director will vest in September 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 6, 2009 with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of our common stock, (ii) each of our directors and director nominees, (iii) each of our NEOs, and (iv) all of our directors, director nominees and NEOs as a group (based upon information furnished by those persons).

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class[1]
Jeffrey Parker [19]	3,159,634	[2]	9.47%
Cynthia Poehlman [19]	258,926	[3]	*
David Sorrells [19]	403,383	[4]	1.22%
John Stuckey [19]	158,728	[5]	*
William Hightower [19]	237,500	[6]	*
John Metcalf [19]	80,000	[7]	*
Todd Parker [19]	951,088	[8]	2.90%
William L. Sammons [19]	129,750	[9]	*
Robert G. Sterne [19]	191,001	[10]	*
Nam P. Suh [19]	84,470	[11]	*
Papken S. der Torossian [19]	236,081	[12]	*
Gem Investment Advisors, LLC	2,777,805	[13]	8.47%
Knoll Capital Management, LP	1,821,112	[14]	5.56%
The Pinnacle Fund, LP	3,003,966	[15]	9.17%
Southwell Partners, LP	1,970,281	[16]	6.02%
Wellington Management Company, LLP	3,243,617	[17]	9.90%
All directors, director nominees and executive officers as a group (11 persons)	5,890,291	[18]	16.82%

*	less than one percent

[1]
Percentage includes all outstanding shares of common stock plus, for each person or group, any shares of common stock that the person or the group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

[2]
Includes 623,073 shares of common stock issuable upon currently exercisable options, 171,193 shares held by Mr. Parker directly, 2,172,584 shares held by Jeffrey Parker and Deborah Parker Joint Tenants in Common, 48,400 shares held by J-Parker Family Limited Partnership, 75,000 shares held in trust for the dependent children of Mr. Parker for which Mr. Parker serves as the trustee, and 69,114 shares owned of record by Mr. Parker’s three children over which he disclaims ownership.  Mr. Jeffrey L. Parker has sole voting and dispositive power over the shares of common stock owned by the J-Parker Family Limited Partnership, as a result of which Mr. Jeffrey Parker is deemed to be the beneficial owner of such shares.  Excludes 131,250 unvested RSUs and 75,418 shares of common stock issuable upon options that may become exercisable in the future and 270,272 shares held in an irrevocable trust for the benefit of the dependents of Mr. Parker for which Mr. Parker is not the trustee.

[3]
Includes 251,002 shares of common stock issuable upon currently exercisable options and excludes 39,375 unvested RSUs and 48,266 shares of common stock issuable upon options that may become exercisable in the future.

[4]
Includes 390,552 shares of common stock issuable upon currently exercisable options and excludes 85,627 unvested RSUs and 6,334 shares of common stock issuable upon options that may become exercisable in the future.

[5]
Includes 153,136 shares of common stock issuable upon currently exercisable options and excludes 39,375 unvested RSUs and 48,266 shares of common stock issuable upon options that may become exercisable in the future.

[6]
Includes 202,500 shares of common stock issuable upon currently exercisable options and excludes 2,500 unvested RSUs and  5,000 shares of common stock issuable upon options that may become exercisable in the future.

[7]
Represents 80,000 shares of common stock issuable upon currently exercisable options and excludes 2,500 unvested RSUs and 5,000 shares of common stock issuable upon options that may become exercisable in the future.

[8]
Includes 45,000 shares of common stock issuable upon currently exercisable options and 10,100 shares owned of record by Mr. Parker’s spouse and child over which he disclaims ownership.  Excludes 2,500 unvested RSUs and 5,000 shares of common stock issuable upon options that may become exercisable in the future.

[9]
Includes 110,000 shares of common stock issuable upon currently exercisable options and excludes 2,500 unvested RSUs and 5,000 shares of common stock issuable upon options that may become exercisable in the future.

[10]
Includes 187,500 shares of common stock issuable upon currently exercisable options and excludes 2,500 unvested RSUs and 5,000 shares of common stock issuable upon options that may become exercisable in the future.

[11]
Represents 84,470 shares of common stock issuable upon currently exercisable options and excludes 2,500 unvested RSUs and 5,000 shares of common stock issuable upon options that may become exercisable in the future.

[12]
Includes 155,000 shares of common stock issuable upon currently exercisable options and excludes 2,500 unvested RSUs and 5,000 shares of common stock issuable upon options that may become exercisable in the future.

[13]
Includes 2,603,806 shares held by Gem Partners LP (“GEM”), 67,999 shares held by Flat Rock Partners LP (“FlatRock”), 40,000 currently exercisable warrants held by GEM and 66,000 shares held by Mr. Daniel Lewis personally.  Gem Investment Advisors, LLC (“GEM Advisors”) is the general partner of GEM and Flatrock, as a result of which Gem Advisors is deemed to be beneficial owner of such shares.  Daniel M. Lewis (“Lewis”), as the controlling person of Gem Advisors is deemed to beneficially own the shares held by them.  The business address for each of Gem Advisors, GEM, FlatRock and Mr. Lewis is 100 State Street, Suite 2B, Teaneck, New Jersey 07666.

[14]
Includes 1,428,850 shares and 16,667 currently exercisable warrants held by Europa International, Inc. (“Europa”) and 358,928 shares and 16,667 currently exercisable warrants held by Knoll Special Opportunities Fund II Master Fund, Ltd. (the “Knoll Fund").  Knoll Capital Management, LP (“KCMLP”) is the investment manager of Europa and a manager of KOM Capital Management LLC (“KOM”), the investment manager of the Knoll Fund.  KCMLP, in its capacity as investment manager, and Fred Knoll, as president of KCMLP, are each deemed to have beneficial ownership of the shares held by Europa and the Knoll Fund.  The business address for each of KCMLP is 666 Fifth Avenue, Suite 3702, New York, New York 10103.

[15]
The business address is 4965 Preston Park Blvd., Suite 240, Plano, Texas 75093.  Pinnacle Advisers LP (“Advisors”) is the general partner of Pinnacle Fund, LP (“Pinnacle”).  Pinnacle Fund Management LLC (“Management”) is the general partner of Advisors.  Mr. Barry Kitt is the sole member of Management and may be deemed to be the beneficial owner of the shares held by Pinnacle.

[16]
The business address is 1901 North Akard, Dallas, Texas 75201. Southwell Management is the general partner of Southwell Partners and may be deemed to beneficially own shares held by Southwell Partners.  Southwell Holdings as general partner of Southwell Management and Mr. Wilson Jaeggli as managing director of Southwell Holdings, may each be deemed to beneficially own shares owned by Southwell Management.

[17]
The business address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.  Wellington Management, in its capacity as investment adviser, may be deemed to have beneficial ownership of shares that are owned of record by investment advisory clients of Wellington Management.

[18]
Includes 2,282,233 shares of common stock issuable upon currently exercisable options held by directors and officers and excludes 313,127 unvested RSUs and 213,284 shares of common stock issuable upon options that may vest in the future held by directors and officers (see notes 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, and 12 above).

[19]	The person’s address is 7915 Baymeadows Way, Suite 400, Jacksonville, Florida 32256.

  Equity Compensation Plan Information

The following table gives the information about common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,726,520	$18.61	220,188
Equity compensation plans not approved by security holders	115,000	$23.25	-
Total	3,841,520		220,188

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

On March 3, 2009, we sold 354,054 shares of our common stock to an affiliate of our chief executive officer and certain of our directors, at a price per share of $1.85 (the closing price of our common stock on February 25, 2009, the day before the purchasers entered into subscription agreements with respect to the sale).  Robert Sterne and Papken der Torossian, each a director of ours, purchased 2,701 and 81,081 shares of our common stock, respectively.   The Parker Trust, a trust for the benefit of the dependents of Jeffrey Parker, our chairman and chief executive officer, purchased 270,272 shares of our common stock.

On March 5, 2008, we sold 129,200 shares of our common stock in a private placement transaction to our chief executive officer, Jeffrey Parker at a price of $7.74 per share.

We paid approximately $1,160,000, $1,129,000, and $1,532,000 in 2008, 2007, and 2006, respectively, for patent-related legal services to a law firm, of which Robert Sterne, one of our directors since September 2006, is a partner.

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

Review, Approval or Ratification of Transactions with Related Persons

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions.  In certain instances, the full board may review and approve a transaction.  The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.  We require each of our directors and executive officers to complete a questionnaire that elicits information about related party transactions.  These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, officer or employee.

Director Independence

Our common stock is listed on the Nasdaq Global Market System, and we follow the rules of Nasdaq in determining if a director is independent.  The board of directors also consults with our counsel to ensure that the board of directors’ determination is consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors.  Consistent with these considerations, the board of directors affirmatively has determined that Messrs. William Hightower, John Metcalf, William L. Sammons, Robert G. Sterne, Nam P. Suh, and Papken S. der Torossian are independent directors.  The other remaining directors are not considered independent due to their current or recent employment by us or their family relationship with a current employee of ours.

Item 14.  Principal Accountant Fees and Services

The firm of PricewaterhouseCoopers LLP acts as our principal accountants. The following is a summary of fees paid to the principal accountants for services rendered.

Audit Fees.  For the years ended December 31, 2007 and December 31, 2008, the aggregate fees billed for professional services rendered for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $458,500 and $446,300,  respectively.

Audit Related Fees.  For the years ended December 31, 2007 and December 31, 2008, there were no fees billed for professional services by our principal accountants for assurance and related services.

Tax Fees.  For the years ended December 31, 2007 and December 31, 2008, there were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice or tax planning.

All Other Fees.  For the years ended December 31, 2007 and 2008, there were no fees billed for other professional services by our principal accountants.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibits

Exhibit Number	Description
1.1	Underwriting Agreement for Units dated February 26, 2009 between Registrant and Roth Capital Partners, LLC (incorporated by reference from Exhibit 1.1 of Form 8-K dated February 26, 2009)

1.2	Underwriting Agreement for Common Stock dated February 26, 2009 between Registrant and Roth Capital Partners, LLC (incorporated by reference from Exhibit 1.2 of Form 8-K dated February 26, 2009)

3.1	Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 of Registration Statement No. 33-70588-A)

3.2	Amendment to Amended Articles of Incorporation dated March 6, 2000 (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1999)

3.3	Bylaws, as amended (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1998)

3.4	Amendment to Certificate of Incorporation dated July 17, 2000 (incorporated by reference from Exhibit 3.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

3.5	Certificate of Designations of the Preferences, Limitations and Relative Rights of Series E Preferred Stock (incorporated by reference from Exhibit 4.02 of Form 8-K dated November 21, 2005)

4.1	Form of common stock certificate (incorporated by reference from Exhibit 4.1 of Registration Statement No. 33-70588-A)

4.2	Purchase Option between the Registrant and Tyco Sigma Ltd. dated May 22, 2000 (incorporated by reference from Exhibit 4.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

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

4.10	Form of Rights Certificate pursuant to Shareholder Protection Rights Agreement (incorporated by reference from Exhibit 4.03 of Form 8-K dated November 21, 2005)

4.11	Standard Form of Employee Option Agreement (incorporated by reference from Exhibit 4.11 of Annual Report on Form 10-K for the year ended December 31, 2006)

4.12	2008 Equity Incentive Plan (Non-Named Executives), as amended (incorporated by reference from Exhibit 4.1 of Form S-8 dated October 24, 2008)

4.13	Form of Warrant Certificate (incorporated by reference from Exhibit 4.1 of Form 8-K dated February 26, 2009)

4.14	Form of Warrant Agreement between Registrant and American Stock Transfer and Trust Company, LLC (incorporated by reference from Exhibit 4.2 of Form 8-K/A dated February 26, 2009)

10.1	1993 Stock Plan, as amended (incorporated by reference from the Company's Proxy Statement dated October 1, 1996)

Exhibit Number	Description
10.2	Stock option agreement dated September 7, 2000 between Jeffrey Parker and Registrant (incorporated by reference from Exhibit 10.3 of Quarterly Report on Form 10-Q for the period ended June 30, 2001)

10.3	2000 Performance Equity Plan (incorporated by reference from Exhibit 10.11 of Registration Statement No. 333-43452)

10.4	Form of 2002 Indemnification Agreement for Directors and Officers (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended September 30, 2002)

10.5
Asset Purchase Agreement and related ancillary agreements, dated as of February 25, 2004, among the Company, Thomson and Thomson Licensing (incorporated by reference from Exhibits 2.1, 10.1, 10.2, 10.3, 10.4, 10.4 and 10.6 of Current Report on Form 8-K for the event date of February 25, 2004)

10.6	List of Investors for Subscription Agreement and Warrants dated March 10, 2005 (incorporated by reference from Exhibit 10.30 of Annual Report on Form 10-K for the period ended December 31, 2004)

10.7	List of Investors for Subscription Agreement and Warrants dated February, 3 2006 (incorporated by reference from Exhibit 10.3 of Form 8-k dated February 3, 2006)

10.8
Form of Stock Purchase Agreement with each of the investors in the February 2007 private placement who are the Selling Shareholders (incorporated by reference from Exhibit 10.1 of Form 8-K dated February 23, 2007)

10.9	List of Investors for Subscription Agreement dated February 23, 2007 (incorporated by reference from Exhibit 10.2 of Form 8-K dated February 23, 2007)

10.10	Engineering Services Agreement, dated May 2, 2007, between Registrant and ITT Corporation (incorporated by reference from Exhibit 10.1 on Form 10-Q for the period ended June 30, 2007)

10.11	License Agreement, dated May 2, 2007, between Registrant and ITT Corporation (incorporated by reference from Exhibit 10.2 on Form 10-Q for the period ended June 30, 2007)

10.12
License and Engineering Service Agreement dated December 21, 2007 between Registrant and a mobile handset chip supplier (incorporated by reference from Exhibit 10.14 of Annual Report on Form 10-K for the period ended December 31, 2007)

Exhibit Number	Description
10.13
Form of Stock Purchase Agreement with each of the investors in the March 2008 private placement who are the Selling Shareholders (incorporated by reference from Exhibit 10.1 of Form 8-K dated March 5, 2008)

10.14	List of Investors for Subscription Agreement dated March 5, 2008 (incorporated by reference from Exhibit 10.2 of Form 8-K dated March 5, 2008)

10.15	Employment Agreement between Registrant and Jeffrey Parker dated June 4, 2008 (incorporated by reference from Exhibit 10.1 on Form 8-K dated June 4, 2008)

10.16	Employment Agreement between Registrant and Cynthia Poehlman dated June 4, 2008 (incorporated by reference from Exhibit 10.2 on Form 8-K dated June 4, 2008)

10.17	Employment Agreement between Registrant and David Sorrells dated June 4, 2008 (incorporated by reference from Exhibit 10.3 on Form 8-K dated June 4, 2008)

10.18	Employment Agreement between Registrant and John Stuckey dated June 4, 2008 (incorporated by reference from Exhibit 10.4 on Form 8-K dated June 4, 2008)

10.19	Employment Agreement between Registrant and Gregory Rawlins dated June 4, 2008 (incorporated by reference from Exhibit 10.5 on Form 8-K dated June 4, 2008)

10.20	Form of Restricted Stock Unit Agreement between Registrant and Executives (incorporated by reference from Exhibit 10.6 on Form 8-K dated June 4, 2008)

10.21	Form of Performance Accelerated Restricted Stock Unit Agreement between Registrant and Executives (incorporated by reference from Exhibit 10.7 on Form 8-K dated June 4, 2008)

10.22	Form of Subscription Agreement between Registrant and Investors in Management Offering dated February 26, 2009 (incorporated by reference from Exhibit 10.1 on Form 8-K dated February 26, 2009)

10.23	Product and Marketing Development Agreement dated December 4, 2008 between Registrant and LG Innotek Co., Ltd. **

21.1	Table of Subsidiaries (incorporated by reference from Exhibit 22.1 of Annual Report on Form 10-K for the period ended December 31, 2004)

Exhibit Number	Description
23.1	Consent of PricewaterhouseCoopers LLP*

31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey Parker*

31.2	Rule 13a-14 and 15d-14 Certification of Cynthia Poehlman*

32.1	Section 1350 Certification of Jeffrey Parker and Cynthia Poehlman*

99.1	Compensation Committee Charter (incorporated by reference from Annual Report on Form 10-K for the period ended December 31, 2006)

*	Filed herewith

**	Portions of this exhibit filed herewith have been omitted under a request for confidential treatment filed separately with the Securities and Exchange Commission.

Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

Reports on Form 8-K

1.	Form 8-K, dated December 4, 2008. Item 1.01 – Entry into a Material Definitive Agreement. Announcement of a product and market development agreement with LG Innotek Co. Ltd.

2.
Form 8-K, dated February 26, 2009.  Item 1.01 – Entry into a Material Definitive Agreement.  Announcement of two underwriting agreements with Roth Capital Partners LLC and subscription agreements with an executive officer and two directors.

3.	Form 8-KA, dated February 26, 2009. Amendment to 8-K filed February 26, 2009 for purposes of filing an exhibit to the 8-K.

4.
Form 8-K, dated March 3, 2009.   Item 8.01 – Other Events.  Announcement of consummation of the underwriting agreements with Roth Capital Partners LLC and subscription agreements with an executive officer and two directors.

Signatures

In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2009
PARKERVISION, INC.

	By:	/s/ Jeffrey L. Parker
Jeffrey L. Parker
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Jeffrey L. Parker	Chief Executive Officer and	March 16, 2009
	Jeffrey L. Parker	Chairman of the Board (Principal
Executive Officer)

By:	/s/ Cynthia L. Poehlman	Chief Financial Officer (Principal	March 16, 2009
	Cynthia L. Poehlman	Accounting Officer) and Corporate
Secretary

By:	/s/ David F. Sorrells	Chief Technical Officer	March 16, 2009
	David F. Sorrells	and Director

By:	/s/ William A. Hightower	Director	March 16, 2009
William A. Hightower

By:	/s/ John Metcalf	Director	March 16, 2009
John Metcalf

By:	/s/ Todd Parker	Director	March 16, 2009
Todd Parker

By:	/s/ William L. Sammons	Director	March 16, 2009
William L. Sammons

By:	/s/ Robert G. Sterne	Director	March 16, 2009
Robert G. Sterne

By:	/s/ Nam P. Suh	Director	March 16, 2009
Nam P. Suh

By:	/s/ Papken S. der Torossian	Director	March 16, 2009
Papken der Torossian

PARKERVISION, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

Valuation Allowance for Income Taxes	Balance at Beginning of Period	Provision	Write-Offs	Balance at End of Period

Year ended December 31, 2006	$60,701,212	$6,340,888	$0	$67,042,100
Year ended December 31, 2007	67,042,100	4,434,374	0	71,476,474
Year ended December 31, 2008	71,476,474	7,073,206	0	78,549,679

Index to Exhibits

10.23	Product and Marketing Development Agreement dated December 4, 2008 between Registrant and LG Innotek Co., Ltd.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey Parker

31.2	Rule 13a-14 and 15d-14 Certification of Cynthia Poehlman

32.1	Section 1350 Certification of Jeffrey Parker and Cynthia Poehlman