Form 10-Q
period 2009-03-31
PARKERVISION INC
filed 2009-05-11
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).    Yes __   No __.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer __	Accelerated filer X	Non-accelerated filer __	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No X.

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 8, 2009, 33,012,783 shares of the Issuer’s Common Stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2009	December 31, 2008
CURRENT ASSETS:
Cash and cash equivalents	$10,792,245	$4,814,659
Prepaid expenses	616,629	849,791
Other current assets	41,200	5,462
Total current assets	11,450,074	5,669,912

PROPERTY AND EQUIPMENT, net	1,064,394	1,376,582

OTHER ASSETS, net	10,890,344	10,929,405
Total assets	$23,404,812	$17,975,899

CURRENT LIABILITIES:
Accounts payable	$667,475	$811,381
Accrued expenses:
Salaries and wages	373,355	265,117
Professional fees	209,368	277,422
Other accrued expenses	208,270	273,305
Total current liabilities	1,458,468	1,627,225

DEFERRED RENT	210,037	238,470
Total liabilities	1,668,505	1,865,695

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 32,747,783 and 26,716,080 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	327,478	267,161
Warrants outstanding	17,788,663	17,335,777
Additional paid-in capital	199,447,787	189,193,386
Accumulated deficit	(195,827,621)	(190,686,120)
Total shareholders' equity	21,736,307	16,110,204
Total liabilities and shareholders' equity	$23,404,812	$17,975,899

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Service revenue	$-	$-
Cost of sales	-	-
Gross margin	-	-

Research and development expenses	3,000,310	2,952,526
Marketing and selling expenses	615,261	650,311
General and administrative expenses	1,563,668	1,440,234
Total operating expenses	5,179,239	5,043,071

Interest and other income	37,738	141,268

Net loss	$(5,141,501)	$(4,901,803)

Basic and diluted net loss per common share	$(0.18)	$(0.19)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,141,501)	$(4,901,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	422,966	361,865
Share-based compensation	1,403,783	607,788
Gain on disposal of property and equipment	(1,342)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	214,984	119,712
Accounts payable and accrued expenses	(229,674)	99,786
Deferred rent	(26,265)	(22,351)
Total adjustments	1,784,452	1,166,800
Net cash used in operating activities	(3,357,049)	(3,735,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for patent costs and other intangible assets	(272,863)	(146,788)
Proceeds from sale of property and equipment	185,987	-
Purchases of property and equipment	(1,060)	(64,098)
Net cash used in investing activities	(87,936)	(210,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in public and private offering	9,422,571	8,949,001
Proceeds from exercise of options and warrants	-	391,509
Net cash provided by financing activities	9,422,571	9,340,510

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,977,586	5,394,621

CASH AND CASH EQUIVALENTS, beginning of Period	4,814,659	13,400,832
CASH AND CASH EQUIVALENTS, end of period	$10,792,245	$18,795,453

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business

ParkerVision, Inc. and its subsidiary (the “Company”, “ParkerVision”, or “we”)  are in the business of designing, developing and selling our proprietary radio frequency (“RF”) technologies and products for incorporation into wireless communication products by our customers.  We are primarily focused on the mobile handset market, but our technologies are applicable to other wireless communication products as well.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements of ParkerVision have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included.

The balance sheet data for the year ended December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  These interim consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2008.

3.	Accounting Policies

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) 157 for nonfinancial assets and liabilities in accordance with Financial Accounting Standards Board Staff Position (“FSP”) FAS 157-2, which delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008.   The adoption of FAS 157 for nonfinancial assets and liabilities had no impact on our consolidated financial statements.

Effective January 1, 2009, we adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”.    This statement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  The adoption of FSP No. 142-3 had no impact on our consolidated financial statements.

Effective January 1, 2009, we adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This FSP concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. We currently have no participating securities, as defined by this statement, therefore adoption of FSP EITF 03-6-1 had no impact on our consolidated financial statements.

There have been no other changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2008.

4.	Consolidated Statements of Cash Flows

In connection with one of the offerings of shares of our common stock on March 3, 2009, we issued warrants to purchase 431,320 shares of common stock (see Note 8).  These warrants were recorded at their relative fair value of approximately $453,000.

We maintain keyman life insurance policies on two of our named executive officers.  The 2009 policy premiums, totaling an aggregate of approximately $46,000, were paid through the use of the annual policy dividends and a loan against the cash surrender value of one policy for approximately $9,000.

5.	Loss per Share

Basic loss per share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended March 31, 2009 and 2008 are 28,596,360 and 25,592,618, respectively.  Options and warrants to purchase 6,010,660 and 6,229,881 shares of common stock were outstanding at March 31, 2009 and 2008, respectively.  In addition, unvested restricted share units (“RSUs”) representing 583,027 shares of common stock were outstanding at March 31, 2009.   These options, warrants and RSUs were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

6.	Other Assets

Other assets consist of the following:

	March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$15,563,634	$5,639,896	$9,923,738
Prepaid licensing fees	1,399,000	945,717	453,283
Cash surrender value of life insurance	492,195	–	492,195
Deposits and other	21,128	–	21,128
	$17,475,957	$6,585,613	$10,890,344

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$15,290,771	$5,414,668	$9,876,103
Prepaid licensing fees	1,399,000	876,582	522,418
Cash surrender value of life insurance	501,107	–	501,107
Deposits and other	29,777	–	29,777
	$17,220,655	$6,291,250	$10,929,405

7.	Accounting for Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2008.

The following table presents share-based compensation expense included in our consolidated statements of operations for the three-month periods ended March 31, 2009 and 2008, respectively:

	Three months ended March 31,
	2009	2008
Research and development expense	$564,451	$164,565
Sales and marketing expense	180,610	60,086
General and administrative expense	658,722	383,137
Total share-based expense	$1,403,783	$607,788

As of March 31, 2009, there was $6,556,725 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of 1.87 years.

8.	Stock Authorization and Issuance

On January 5, 2009, we filed a shelf registration statement on Form S-3 (File No. 333-156571) (“Shelf”) with the Securities and Exchange Commission.  The Shelf, which was declared effective on January 20, 2009, was intended to provide flexibility to raise funds from the offering of various securities, up to $25 million, over a period of up to three years, subject to market conditions.  Securities offered under the Shelf may be used to fund working capital, capital expenditures, vendor purchases, and other capital needs.

On March 3, 2009, we closed three separate but concurrent offerings for the sale of an aggregate of 5,994,963 shares of our common stock and 431,320 warrants under the Shelf and received aggregate gross proceeds of approximately $10.5 million.   Roth Capital Partners, LLC (“Roth”), acted as underwriter for two of the three transactions.  The net proceeds from the offerings after underwriter discounts, placement fees and other offering expenses, was approximately $9.4 million which will be used for general working capital purposes.

Pursuant to one underwriting agreement (the “Unit Underwriting Agreement”), we sold 2,156,600 shares of common stock and 431,320 warrants as units, each unit consisting of one share of common stock and two-tenths of a warrant, at an offering price of $1.875 per unit (the “Unit Offering”).  The warrants are exercisable, at an exercise price of $1.875 per share, commencing March 3, 2009 and expire on March 3, 2014.   The underwriter purchased units from us at a discount of $0.15 per unit, representing eight percent (8%) of the public offering price.  The Unit Offering resulted in proceeds, after underwriter discounts, of approximately $3.72 million.   The shares of common stock and the warrants comprising the units were issued separately and at all times have traded separately.  Consequently, no “units” were actually issued.   In addition, we granted the underwriter an option to purchase additional shares of common stock and warrants, as units, to cover over-allotments, if any.  The over-allotment option expired unexercised on March 27, 2009.

Pursuant to the other underwriting agreement (the “Stock Underwriting Agreement”), we sold 3,484,309 shares of common stock at a public offering price of $1.665 per share (the “Common Stock Offering”).  The underwriter purchased the common stock at a discount of $0.1332 per share, representing eight percent (8%) of the public offering price.  The Common Stock Offering resulted in proceeds, after underwriter discounts, of approximately $5.34 million.  In addition, we granted the underwriter an option to purchase up to an additional 522,646 shares to cover over-allotments, if any.  On March 27, 2009, the underwriter exercised its over-allotment option and purchased an additional 250,000 shares of Common Stock.  The sale of shares under the over-allotment option was consummated on April 1, 2009, resulting in additional net proceeds of approximately $383,000.

In connection with the Unit Offering and the Common Stock Offering, we also sold an aggregate of 354,054 shares of our common stock at a price per share of $1.85 to an executive officer and two directors of our company (the “Management Offering”).  The Management Offering resulted in proceeds, after placement fees, of approximately $640,000.

The aggregate of the three offerings, including the over-allotment option exercise, represents 18.9% of our outstanding common stock on an after-issued basis.

9.	Fair Value Measurements

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis include the following as of March 31, 2009 and December 31, 2008:

		Fair Value Measurements Using
	Total March 31, 2009	Quoted prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market securities	$8,817,000	$8,817,000	–	–

		Fair Value Measurements Using
	Total December 31, 2008	Quoted prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market securities	$4,584,000	$4,584,000	–	–

10.	Commitments and Contingencies

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

We expect our overall liquidity needs in 2009 will be lower than those incurred in 2008 as a result of the elimination of certain non-recurring product development activities as well as certain cost reduction measures implemented by us during the first quarter of 2009.  We believe our current capital resources are sufficient to support our liquidity requirements at least into the first quarter of 2010.  In the event that sufficient working capital is not available to meet our 2009 liquidity needs, we believe additional liquidity could be obtained through the issuance of securities under our Shelf, including securities in lieu of cash payments for certain vendor purchases, the surrender of key-man life insurance policies for their cash value, and/or additional cost reduction measures.  In addition, we may be able to meet certain liquidity needs through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no outstanding long-term debt obligations.

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

Forward-Looking Statements
When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result”, “management expects” or “Company expects”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, including the timely development and acceptance of new products, sources of supply and concentration of customers. We have no obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Results of Operations for Each of the Three Month Periods Ended March 31, 2009 and 2008

General
We have made significant investments in developing our technologies and products, the returns on which are dependent upon the generation of future revenues for realization.  We had no revenue for the three- month periods ended March 31, 2009 and 2008.  We have used the proceeds from the sale of our equity securities to fund our operations.

Critical Accounting Policies
There have been no changes in critical accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2008.

Revenue and Gross Margin
We had no revenue or gross margin for the three- month periods ended March 31, 2009 and 2008.  We expect to recognize initial royalty revenue in 2009 as our commercial licensee commences delivery of chipsets which incorporate our technology.  Revenues from product royalties, however, are dependent on our customers’ ability to bring products containing our technology to market.  Their ability to market such products is contingent on uncertainties relating to development of our technology, product design, the market for cellular devices and general economic conditions.  We can provide no assurance that our customers will be able to market such products within the anticipated time frame.

Research and Development Expenses
Our research and development expenses increased approximately $48,000 or 1.6% during the three- month period ended March 31, 2009 when compared to the same period in 2008.   This increase is the result of an increase in share-based compensation expense of approximately $400,000, an increase in prototype fabrication costs of approximately $310,000, an increase in amortization expense related to patents and licenses of approximately $80,000, and an increase in software maintenance costs of approximately $60,000.  These increases are offset by a decrease in outside consulting services of approximately $675,000 and a decrease in personnel costs, including bonus and employee relocation expenses, of approximately $105,000.

The increase in share-based compensation expense is a result of grants of restricted stock units to executives and other employees in the second and third quarters of 2008.  Prototype fabrication costs are expected to vary period to period based on the timing, materials specified and number of variants requested on each prototype foundry run.

Outside consulting services are utilized to supplement our internal engineering resources, and the related fees are generally project-based and will vary based on the timing and status of development projects.   The decrease in these fees was primarily related to the completion of certain programs in late 2008.  We expect to continue to utilize outside consulting services periodically to supplement our internal resources.

Marketing and Selling Expenses
Marketing and selling expenses decreased approximately $35,000, or 5.4% during the three-month period ended March 31, 2009 when compared to the same period in 2008.   This decrease was primarily due to a decrease in outside consulting fees of approximately $85,000 and a decrease in personnel costs, including bonus expenses, of approximately $70,000, offset by an increase in share-based compensation expense of approximately $120,000.

The decrease in outside consulting fees results from a reduction in services rendered and a renegotiation of fees with various sales and marketing consultants as a part of cost-reduction measures implemented in late 2008.  The increase in share-based compensation expense is largely a result of grants of restricted stock units to executives and other employees in the second and third quarters of 2008.

General and Administrative Expenses
General and administrative expenses increased approximately $123,000 or 8.6% during the three-month period ended March 31, 2009 when compared to the same period in 2008.  The increases in general and administrative expenses were primarily the result of increases in share-based compensation expense of approximately $275,000, offset by a decrease in personnel costs, including bonus expenses, of approximately $75,000 and a decrease in outside professional fees of approximately $30,000.  The increase in share-based compensation expense is largely a result of grants of restricted stock units to executives and other employees in the second and third quarters of 2008.

Interest and Other Income
Interest and other income consist of interest earned on our investments and other miscellaneous income.  Interest and other income decreased by approximately $104,000 or 73.3% during the three months ended March 31, 2009 when compared to the same period in 2008.   This decrease is primarily due to lower interest rates and lower average cash balances.

Loss and Loss per Share
Our net loss increased approximately $240,000 or 4.9% during the three-month period ended March 31, 2009 when compared to the same period in 2008.  This increase is the result of an increase in operating expenses of approximately $136,000 and a reduction in interest and other income of approximately $104,000.  The increase in operating expenses is the result of a non-cash increase in share-based compensation expense of approximately $800,000, offset by an overall decrease in cash operating expenses, particularly outside consulting fees.

Liquidity and Capital Resources
As of March 31, 2009, we had working capital of approximately $10.0 million which represented an increase of approximately $6.0 million from working capital at December 31, 2008.  The increase was due primarily to the $9.4 million in proceeds from the sale of equity securities in the first quarter of 2009.  In addition, we received approximately $0.2 million in proceeds from the sale of our ownership percentage in an aircraft.  These increases in capital resources were offset by the use of $3.4 million to fund continuing operations and the investment of approximately $0.3 million in new patents.

We expect that revenue for 2009 will not be sufficient to cover our operational expenses for 2009, and that our expected continued losses and use of cash will be funded from available working capital.  We assessed our short-term liquidity needs based on the assumption that our working capital must be sufficient to cover our operational expenses for 2009 with an assumption of minimal revenue.

We expect our overall liquidity needs in 2009 will be lower than those incurred in 2008 as a result of the elimination of certain non-recurring product development activities as well as certain cost reduction measures implemented by us during the first quarter of 2009.  We believe our current capital resources are sufficient to support our liquidity requirements at least into the first quarter of 2010.  In the event that sufficient working capital is not available to meet our 2009 liquidity needs, we believe additional liquidity could be obtained through the issuance of securities under our Shelf, including securities in lieu of cash payments for certain vendor purchases, the surrender of key-man life insurance policies for their cash value, and/or additional cost reduction measures.  In addition, we may be able to meet certain liquidity needs through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no outstanding long-term debt obligations.

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

Off-Balance Sheet Transactions, Arrangements and Other Relationships
As of March 31, 2009, we had outstanding warrants to purchase 2,210,139 shares of common stock that were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001, 2005, 2006 and 2009. These warrants have exercise prices ranging from $1.88 to $56.66 per share, with a weighted average exercise price of $25.90 and a weighted average remaining contractual life of approximately 2.7 years.  The estimated fair value of these warrants of $17,788,663 is included in shareholders’ equity in our consolidated balance sheets.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market and economic conditions and is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  Our cash equivalents, which are primarily comprised of highly liquid money market instruments, are subject to interest rate risk.  We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting market risk.

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

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009 was made under the supervision and with the participation of the Company’s senior management, including the chief executive officer and chief financial officer.  Based on that evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting
For the three month period covered by this report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are subject to legal proceedings and claims which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A.	Risk Factors.

In addition to other information in this Quarterly Report on Form 10-Q, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

In accordance with the requirements of Form 8-K, we include the following disclosure:

On May 11, 2009, we issued a press release announcing our results of operations and financial condition for the three-month period ended March 31, 2009.  The press release is attached hereto as Exhibit 99.1.

ITEM 6.	Exhibits

3.1	Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 of Registration Statement No. 33-70588-A)

3.2	Amendment to Amended Articles of Incorporation dated March 6, 2000 (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1999)

3.3	Bylaws, as amended (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 10, 2008)

31.1	Section 302 Certification of Jeffrey L. Parker, CEO*

31.2	Section 302 Certification of Cynthia Poehlman, CFO*

32.1	Section 906 Certification*

99.1	Earnings Press Release*

*Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.
Registrant

May 11, 2009	By: /s/ Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer

May 11, 2009	By: /s/ Cynthia L. Poehlman
Cynthia L. Poehlman
Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Jeffrey L. Parker, CEO

31.2	Section 302 Certification of Cynthia Poehlman, CFO

32.1	Section 906 Certification

99.1	Earnings Press Release