Form 10-K/A
period 2008-12-31
PARKERVISION INC
filed 2009-07-02
CIK 914139

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

As of March 6, 2009, 32,747,683 shares of the Issuer's Common Stock were outstanding.

Explanatory Note

ParkerVision, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2009 (the “Original Filing”), to respond to comment letters issued to us by the Staff of the SEC.  Specifically, this Form 10-K/A (i) expands the disclosure in Item 1, “Business” and Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” as it relates to our current licensing customers; (ii) supplements the Directors’ Compensation Table set forth in Item 11, “Executive Compensation,” by including the assumptions made in the valuation of directors’ stock and option awards; (iii) includes a revised Exhibit 10.23 which includes certain previously omitted portions of this agreement; and (iv) includes new Section 302 certifications, attached as Exhibits 31.1 and 31.2 which have been revised to conform with the language required by Exchange Act Rule 13a-14(a).  This Form 10-K/A includes currently dated certifications in Exhibits 31.1, 31.2 and 32.  Except as specifically noted herein, this Form 10-K/A continues to speak as of the date of the Original Filing, March 16, 2009.

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

In 2007, we entered into licensing agreements with two customers, ITT Corporation (“ITT”) and a global baseband chipset supplier whose name remains confidential under the terms of our agreement with them (“Confidential Licensee”).  During 2008, our product development efforts were largely focused on advancing our ICs from prototype to production-ready samples for our customers.  In addition, we delivered a development/demonstration platform to ITT for their use and, late in 2008, we delivered production-ready d2p silicon samples and reference designs to our Confidential Licensee.  The delivered samples met or exceeded all critical functional and performance requirements under our agreement.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are in the business of designing, developing and selling our proprietary RF technologies and products for use in semiconductor circuits for wireless communication products.  Since 2007, we have entered into three customer contracts for the incorporation of our technologies into wireless chipsets, modules and products.   Two of the three customer agreements represent licensing agreements whereby our customers will incorporate our IP into their own wireless semiconductor circuits and/or radio products.

The two licensing customers include ITT and the Confidential Licensee. The Confidential Licensee is a fabless supplier of chipsets that support 2G, 2.5G and 3G mobile standards with engineering design and sales locations in both North America and Asia. The Confidential Licensee designs and supplies chipsets, and related handset reference designs, predominantly to ODMs for incorporation into mobile handsets. The Confidential Licensee has reported three of the top five handset manufacturers among its customer base.

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

10.14	List of Investors for Subscription Agreement dated March 5, 2008 (incorporated by reference from Exhibit 10.2 of Form 8-K dated March 5, 2008)

10.15	Employment Agreement between Registrant and Jeffrey Parker dated June 4, 2008 (incorporated by reference from Exhibit 10.1 on Form 8-K dated June 4, 2008)

10.16	Employment Agreement between Registrant and Cynthia Poehlman dated June 4, 2008 (incorporated by reference from Exhibit 10.2 on Form 8-K dated June 4, 2008)

10.17	Employment Agreement between Registrant and David Sorrells dated June 4, 2008 (incorporated by reference from Exhibit 10.3 on Form 8-K dated June 4, 2008)

10.18	Employment Agreement between Registrant and John Stuckey dated June 4, 2008 (incorporated by reference from Exhibit 10.4 on Form 8-K dated June 4, 2008)

10.19	Employment Agreement between Registrant and Gregory Rawlins dated June 4, 2008 (incorporated by reference from Exhibit 10.5 on Form 8-K dated June 4, 2008)

10.20	Form of Restricted Stock Unit Agreement between Registrant and Executives (incorporated by reference from Exhibit 10.6 on Form 8-K dated June 4, 2008)

10.21	Form of Performance Accelerated Restricted Stock Unit Agreement between Registrant and Executives (incorporated by reference from Exhibit 10.7 on Form 8-K dated June 4, 2008)

10.22	Form of Subscription Agreement between Registrant and Investors in Management Offering dated February 26, 2009 (incorporated by reference from Exhibit 10.1 on Form 8-K dated February 26, 2009)

10.23	Product and Marketing Development Agreement dated December 4, 2008 between Registrant and LG Innotek Co., Ltd. **

21.1	Table of Subsidiaries (incorporated by reference from Exhibit 22.1 of Annual Report on Form 10-K for the period ended December 31, 2004)

Exhibit Number	Description
23.1	Consent of PricewaterhouseCoopers LLP+

31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey Parker*

31.2	Rule 13a-14 and 15d-14 Certification of Cynthia Poehlman*

32.1	Section 1350 Certification of Jeffrey Parker and Cynthia Poehlman*

99.1	Compensation Committee Charter (incorporated by reference from Annual Report on Form 10-K for the period ended December 31, 2006)

+	Previously filed.

*	Filed herewith.

**	Portions of this exhibit filed herewith have been omitted under a request for confidential treatment filed separately with the Securities and Exchange Commission.

Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

Reports on Form 8-K

1.	Form 8-K, dated December 4, 2008. Item 1.01 – Entry into a Material Definitive Agreement. Announcement of a product and market development agreement with LG Innotek Co. Ltd.

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

Date: July 1, 2009
PARKERVISION, INC.

	By:	/s/ Jeffrey L. Parker
Jeffrey L. Parker
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Jeffrey L. Parker	Chief Executive Officer and	July 1, 2009
	Jeffrey L. Parker	Chairman of the Board (Principal
Executive Officer)

By:	/s/ Cynthia L. Poehlman	Chief Financial Officer (Principal	July 1, 2009
	Cynthia L. Poehlman	Accounting Officer) and Corporate
Secretary

By:	/s/ David F. Sorrells	Chief Technical Officer	July 1, 2009
	David F. Sorrells	and Director

By:	/s/ William A. Hightower	Director	July 1, 2009
William A. Hightower

By:	/s/ John Metcalf	Director	July 1, 2009
John Metcalf

By:	/s/ Todd Parker	Director	July 1, 2009
Todd Parker

By:	/s/ William L. Sammons	Director	July 1, 2009
William L. Sammons

By:	/s/ Robert G. Sterne	Director	July 1, 2009
Robert G. Sterne

By:	/s/ Nam P. Suh	Director	July 1, 2009
Nam P. Suh

By:	/s/ Papken S. der Torossian	Director	July 1, 2009
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