Form 10-Q
period 2009-06-30
PARKERVISION INC
filed 2009-08-10
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE EXCHANGE ACT OF 1934
For the transition period from ________to________

Commission file number 0-22904

PARKERVISION, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2971472
(State or other jurisdiction of	I.R.S. Employer Identification No.
incorporation or organization)

7915 Baymeadows Way, Ste 400
 Jacksonville, Florida 32256
(Address of principal executive offices)

(904) 737-1367
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No __ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).    Yes __   No __ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.    See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer __	Accelerated filer X
Non-accelerated filer __ (Do not check if a smaller reporting Company)	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No  X  .

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 30, 2009, 33,064,946 shares of the Issuer’s Common Stock, $.01 par value, were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2009	December 31, 2008
CURRENT ASSETS:
Cash and cash equivalents	$7,502,350	$4,814,659
Prepaid expenses	563,213	849,791
Other current assets	11,605	5,462
Total current assets	8,077,168	5,669,912

PROPERTY AND EQUIPMENT, net	986,007	1,376,582

INTANGIBLE ASSETS, net	10,349,258	10,398,521

OTHER ASSETS	515,397	530,884
Total assets	$19,927,830	$17,975,899

CURRENT LIABILITIES:
Accounts payable	$1,023,727	$811,381
Accrued expenses: Salaries and wages	493,664	265,117
Professional fees	330,661	277,422
Other accrued expenses	156,209	273,305
Total current liabilities	2,004,261	1,627,225

DEFERRED RENT	181,583	238,470
Total liabilities	2,185,844	1,865,695

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 33,064,946 and 26,716,080 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	330,649	267,161
Warrants outstanding	17,778,163	17,335,777
Additional paid-in capital	201,217,420	189,193,386
Accumulated deficit	(201,584,246)	(190,686,120)
Total shareholders' equity	17,741,986	16,110,204
Total liabilities and shareholders' equity	$19,927,830	$17,975,899

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Service revenue	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-

Research and development expenses	3,574,492	3,764,062	6,574,802	6,716,588
Marketing and selling expenses	538,193	684,101	1,153,454	1,334,412
General and administrative expenses	1,644,491	1,512,131	3,208,159	2,952,365
Total operating expenses	5,757,176	5,960,294	10,936,415	11,003,365

Interest and other income	551	129,304	38,289	270,572

Net loss	$(5,756,625)	$(5,830,990)	$(10,898,126)	$(10,732,793)

Basic and diluted net loss per common share	$(0.17)	$(0.22)	$(0.35)	$(0.41)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,756,625)	$(5,830,990)	$(10,898,126)	$(10,732,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	423,038	380,548	846,004	742,413
Share-based compensation	1,378,206	889,541	2,781,989	1,497,329
Changes in operating assets and liabilities:
Prepaid expenses and other assets	80,938	9,854	295,922	129,566
Accounts payable and accrued expenses	602,352	1,212,872	372,678	1,312,658
Deferred rent	(26,264)	(23,040)	(52,529)	(45,391)
Total adjustments	2,458,270	2,469,775	4,244,064	3,636,575
Net cash used in operating activities	(3,298,355)	(3,361,215)	(6,654,062)	(7,096,218)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for patent costs and other intangible assets	(270,044)	(773,781)	(542,907)	(920,569)
Proceeds from sale of assets	-	-	185,987	-
Purchases of property and equipment	(46,844)	(25,416)	(49,246)	(89,514)
Net cash used in investing activities	(316,888)	(799,197)	(406,166)	(1,010,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in public and private offering	306,598	-	9,729,169	8,949,001
Proceeds from exercise of options and warrants	18,750	211,051	18,750	602,560
Net cash provided by financing activities	325,348	211,051	9,747,919	9,551,561

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,289,895)	(3,949,361)	2,687,691	1,445,260

CASH AND CASH EQUIVALENTS, beginning of period	10,792,245	18,795,453	4,814,659	13,400,832
CASH AND CASH EQUIVALENTS, end of period	$7,502,350	$14,846,092	$7,502,350	$14,846,092

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

The accompanying unaudited consolidated financial statements of ParkerVision have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included.

The balance sheet data for the year ended December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  These interim consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K/A for the year ended December 31, 2008.

The Company has performed an evaluation of subsequent events through August 10, 2009, the issued date of this Form 10-Q.

3.	Accounting Policies

We adopted Statement of Financial Accounting Standards (“SFAS”) 165, Subsequent Events (“SFAS 165”) for the period ending June 30, 2009.  SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.

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

Effective January 1, 2009, we adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This FSP concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. We currently have no participating securities, as defined by this statement; therefore adoption of FSP EITF 03-6-1 had no impact on our consolidated financial statements.

There have been no other changes in accounting policies from those stated in our Annual Report on Form 10-K/A for the year ended December 31, 2008.

4.	Consolidated Statements of Cash Flows

On May 15, 2009, our directors were granted an aggregate of 157,200 nonqualified stock options as payment for their 2009 board and committee service (see Note 7).   Also in May 2009, we granted a nonqualified stock option for the purchase of up to 100,000 shares of our common stock to a consultant as payment for services over a fifteen month period (see Note 7).

In connection with one of the three offerings of shares of our common stock on March 3, 2009, we issued warrants to purchase 431,320 shares of common stock (see Note 8).  These warrants were recorded at their relative fair value of approximately $453,000.

We maintain keyman life insurance policies on two of our named executive officers.  The 2009 policy premiums, totaling an aggregate of approximately $46,000, were paid through the use of the annual policy dividends and a loan against the cash surrender value of one policy for approximately $9,000.

5.	Loss per Share

Basic loss per share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended June 30, 2009 and 2008 are 33,025,889 and 26,514,124, respectively.  The weighted average number of common shares outstanding for the six-month periods ended June 30, 2009 and 2008 are 30,823,361 and 26,062,588, respectively.

Options and warrants to purchase 5,984,261 and 5,937,762 shares of common stock were outstanding at June 30, 2009 and 2008, respectively.  In addition, unvested restricted share units (“RSUs”) representing 538,788 and 470,000 shares of common stock were outstanding at June 30, 2009 and 2008, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

6.	Intangible Assets

Intangible assets consist of the following:

	June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$15,733,678	$5,868,568	$9,865,110
Prepaid licensing fees	1,499,000	1,014,852	484,148
	$17,232,678	$6,883,420	$10,349,258

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$15,290,771	$5,414,668	$9,876,103
Prepaid licensing fees	1,399,000	876,582	522,418
	$16,689,771	$6,291,250	$10,398,521

7.	Accounting for Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, or in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K/A for the year ended December 31, 2008.

The following table presents share-based compensation expense included in our consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, respectively:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Research and development expense	$545,570	$310,189	$1,110,021	$474,754
Sales and marketing expense	161,121	135,549	341,731	195,635
General and administrative expense	671,515	443,803	1,330,237	826,940
Total share-based expense	$1,378,206	$889,541	$2,781,989	$1,497,329

As of June 30, 2009, we had $6,149,459 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of 1.76 years.

Share-based compensation for the three and six months ended June 30, 2009 includes approximately $163,000 of expense related to a 2009 award of 157,200 nonqualified stock options to our non-employee directors in lieu of cash as payment for their 2009 board and committee service.  These options were awarded under the 2000 Performance Equity Plan (the “2000 Plan”) and vest in four equal quarterly increments at the end of each fiscal quarter with the first increment vested immediately upon grant.  These options, which were priced at the market price on the date of the award of $2.99, have an aggregate fair value of approximately $327,000.

On May 15, 2009, we granted an aggregate of 12,924 shares of restricted stock under the 2008 Equity Incentive Plan (the “2008 Plan”) valued at approximately $39,000 as incentive payments to non-executive employees.  In addition, we granted an aggregate of 45,000 stock options under the 2000 Plan and 177,900 stock options under the 2008 Plan to non-executive employees as long-term incentive compensation.  These options have an exercise price of $2.99 per share, vest over a three-year period, and have an aggregate fair market value of approximately $419,000.

On May 20, 2009, we granted stock options to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $2.98 per share to an outside consultant under the 2000 Plan as compensation under a consulting agreement.   The options vest in equal monthly increments over the fifteen month term of the agreement.  Upon thirty days notice, the consulting agreement may be terminated and any unvested options will be cancelled.   The fair value of this option is estimated at each interim reporting date during the option term using the Black-Scholes option pricing model.  For the three and six month periods ended June 30, 2009, we recognized approximately $25,000 in expense related to this option.

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

On March 3, 2009, we closed three separate but concurrent offerings for the sale of an aggregate of 5,994,963 shares of our common stock and 431,320 warrants under the Shelf and received aggregate proceeds, after underwriter discounts, of approximately $9.6 million.   Roth Capital Partners, LLC (“Roth”), acted as underwriter for two of the three transactions.  In addition, on April 1, 2009, we consummated the sale of an additional 250,000 shares from Roth’s exercise of an over-allotment option for additional proceeds, after underwriter discount, of approximately $0.4 million.  The aggregate net proceeds from these offerings, including the over-allotment, after underwriter discounts, placement fees and other offering expenses, was approximately $9.7 million which will be used for general working capital purposes.

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

Pursuant to the second underwriting agreement (the “Stock Underwriting Agreement”), we sold 3,484,309 shares of common stock at a public offering price of $1.665 per share (the “Common Stock Offering”).  The underwriter purchased the common stock at a discount of $0.1332 per share, representing eight percent (8%) of the public offering price.   In addition, we granted the underwriter an option to purchase up to an additional 522,646 shares to cover over-allotments, if any.  On March 27, 2009, the underwriter exercised its over-allotment option and purchased an additional 250,000 shares of Common Stock.  The sale of shares under the over-allotment option was consummated on April 1, 2009.

In connection with the Unit Offering and the Common Stock Offering, we also sold an aggregate of 354,054 shares of our common stock at a price per share of $1.85 to an executive officer and two directors of our company (the “Management Offering”).

The aggregate of the three offerings, including the over-allotment option exercise, represented 18.9% of our outstanding common stock on an after-issued basis.

9.	Fair Value Measurements

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis include money market securities which have fair values as of June 30, 2009 and December 31, 2008 as follows:

	Fair Value Measurements Using
Money market securities as of:	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2009	$5,469,000	$5,469,000	-	-
December 31, 2008	$4,584,000	$4,584,000	-	-

10.	Commitments and Contingencies

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

Forward-Looking Statements
When used in this Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result”, “management expects” or “Company expects”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected, including risks and uncertainties relating to timely development and acceptance of new products, sources of supply and concentration of customers. We have no obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

General
We are in the business of designing, developing and selling our proprietary RF technologies and products for use in semiconductor circuits for wireless communication products.  Since 2007, we have entered into three customer contracts for the incorporation of our technologies into wireless chipsets, modules and products.   Two of the three customer agreements represent licensing agreements whereby our customers will incorporate our IP into their own wireless semiconductor circuits and/or radio products.  The third customer agreement is for the joint development and marketing of wireless radio modules that incorporate our technologies.

We believe our technology has substantial advantages over competing technologies, especially in the 3G mobile handset market and generations that are likely to evolve beyond 3G, such as 4G mobile handset standards and applications.  We have made significant investments in developing our technologies and products, the returns on which are dependent upon the generation of future revenues for realization.  We had no revenue for the three and six month periods ended June 30, 2009 and have used the proceeds from the sale of our equity securities to fund our operations.

Critical Accounting Policies
There have been no other changes in critical accounting policies from those stated in the Annual Report on Form 10-K/A for the year ended December 31, 2008.

Results of Operations for Each of the Three and Six Month Periods Ended June 30, 2009 and 2008

Revenue and Gross Margin
We had no revenue or gross margin for the three and six month periods ended June 30, 2009 and 2008.  We expect to recognize revenue in the second half of 2009 from our relationship with ITT Corporation as well as initial royalties from our chipset customer as they commence delivery of chipsets which incorporate our technology.  Revenues from product royalties, however, are dependent on our customers’ ability to bring products containing our technology to market.  Their ability to market such products is contingent on uncertainties relating to development of our technology, product design, the market for cellular devices and general economic conditions.  We can provide no assurance that our customers will be able to market such products within the anticipated time frame.

Research and Development Expenses
Our research and development expenses decreased approximately $190,000 or 5.0% during the three month period ended June 30, 2009 when compared to the same period in 2008.   This decrease is primarily due to reduced consulting fees of approximately $370,000 and reduced compensation and other personnel-related expenses of approximately $230,000.  These reductions were offset by increases in share-based compensation expense of approximately $240,000, prototype fabrication and materials costs of approximately $130,000, and amortization expenses of approximately $60,000.

Our research and development costs decreased approximately $140,000, or 2.1% during the six month period ended June 30, 2009 when compared to the same period in 2008.  This decrease was due to reduced consulting fees of approximately $1,050,000 and reduced compensation and other personnel-related expenses of approximately $330,000.  These reductions were offset by increases in share-based compensation expense of approximately $640,000, prototype fabrication costs of approximately $440,000, and amortization expenses of approximately $140,000.

Outside consulting services are utilized to supplement our internal engineering resources and the related fees are generally project-based and will vary based on the magnitude and timing of those projects.   The decrease in consulting fees from 2008 to 2009 was primarily related to the completion of certain development programs late in 2008.  We expect to continue to utilize outside consulting services periodically to supplement our internal resources.

The reduction in personnel-related expenses is primarily a result of the elimination of cash-based incentive compensation programs for 2009.  These reductions are offset by increases in share-based compensation expense from new equity awards as well as equity awards made in connection with executive and senior management employment agreements entered into in 2008.

Prototype fabrication and materials costs generally vary period to period based on the number and timing of foundry runs, the materials specified and the number of variants requested on each run.

The increase in amortization expense for the three and six month periods ended June 30, 2009 as compared to the same periods in 2008 is primarily a result of the amortization expense on certain licenses purchased in 2008.

Marketing and Selling Expenses
Marketing and selling expenses decreased approximately $150,000 or 21.3% during the three month period ended June 30, 2009 when compared to the same period in 2008.   This decrease is primarily due to reduced consulting and other professional fees of approximately $90,000 and reduced compensation and other personnel-related expenses of approximately $70,000.  These reductions were partially offset by increases in share-based compensation expense of approximately $30,000.

Marketing and selling expenses decreased by approximately $180,000, or 13.6% during the six month period ended June 30, 2009 when compared to the same period in 2008.  This decrease was due primarily to reduced consulting and other professional fees of approximately $170,000 and reduced compensation and other personnel-related expenses of approximately $150,000.  These reductions were partially offset by an increase in share-based compensation expense of approximately $150,000.

The reduction in personnel-related expenses is primarily a result of the elimination of cash-based incentive compensation programs for 2009.  These reductions are offset by increases in share-based compensation expense from new equity awards as well as equity awards made in connection with executive and senior management employment agreements entered into in 2008.

The decreases in consulting and other professional fees results from a reduction in services rendered coupled with a re-negotiation of fees with various sales and marketing consultants as part of our cost-reduction measures implemented in late 2008.

General and Administrative Expenses
General and administrative expenses increased approximately $130,000 or 8.8% during the three month period ended June 30, 2009 when compared to the same period in 2008.  The increase is due primarily to an increase in share-based compensation expense of approximately $230,000, offset by reductions in compensation and other personnel-related expenses of approximately $70,000 and a decrease in board cash compensation expense of approximately $60,000.

General and administrative expenses increased approximately $260,000 or 8.7% during the six month period ended June 30, 2009 when compared to the same period in 2008.  This increase is due primarily to increases in share-based compensation expense of approximately $500,000, offset by reductions in compensation and other personnel-related expenses of approximately $140,000 and a decrease in board cash compensation expense of approximately $120,000.

The increase in share-based compensation is a result of compensation related to new equity awards as well as equity awards made in connection with executive and senior management employment agreements entered into in 2008.  For the three and six month periods ended June 30, 2009, we recognized approximately $160,000 in share-based compensation expense related to nonqualified stock options granted to our non-employee directors in lieu of cash compensation for board and director fees for the same periods.  In addition, in 2009, we granted equity-based awards to non-executive employees to offset the elimination of the 2009 cash incentive award program.  The reduction in compensation and other personnel-related costs is primarily a result of the elimination of this cash incentive program for 2009.

Interest and Other Income
Interest and other income consist of interest earned on our investments and other miscellaneous income.  Interest and other income decreased by approximately $130,000 or 99.6% during the three months ended June 30, 2009 when compared to the same period in 2008.   For the six month period ended June 30, 2009, interest and other income decreased by approximately $230,000, or 85.8% when compared to the same period in 2008.  These decreases are primarily due to lower interest rates and lower average cash balances during the three and six month periods ended June 30, 2009.

Loss and Loss per Share
Our net loss decreased approximately $70,000 or 1.3% during the three month period ended June 30, 2009 when compared to the same period in 2008, primarily due to a decrease in operating expenses of approximately $200,000 offset by a decrease in interest income of approximately $130,000.

Our net loss increased approximately $170,000 or 1.5% during the six month period ended June 30, 2009 when compared to the same period in 2008, primarily due to the decrease in interest income of approximately $230,000, offset by a decrease in operating expenses of approximately $70,000.

Liquidity and Capital Resources
As of June 30, 2009, we had working capital of approximately $6.1 million, including approximately $7.5 million in cash and cash equivalents.   This represents an increase of approximately $2.1 million from working capital at December 31, 2008.  The increase was due primarily to the $9.7 million in proceeds from the sale of equity securities in 2009, offset by cash used to fund operations in the first half of 2009.

We expect that revenue for 2009 will not be sufficient to cover our operational expenses for 2009, and that our expected continued losses and use of cash will be funded from available working capital.  We assessed our short-term liquidity needs based on the assumption that our working capital must be sufficient to cover our operational expenses for 2009 with an assumption of minimal revenue.

We expect our overall liquidity needs in 2009 will be lower than those incurred in 2008 as a result of the elimination of certain non-recurring product development activities as well as certain cost reduction measures implemented by us during the first quarter of 2009.  Our use of cash for operating and investing activities in the first half of 2009 was approximately $1.0 million, or 12.9% less than our use of cash for the same period in 2008.

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

Off-Balance Sheet Transactions, Arrangements and Other Relationships
As of June 30, 2009, we had outstanding warrants to purchase 2,200,139 shares of common stock that were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001, 2005, 2006 and 2009. These warrants have exercise prices ranging from $1.88 to $56.66 per share, with a weighted average exercise price of $26.01 and a weighted average remaining contractual life of approximately 2.5 years.  The estimated fair value of these warrants of $17,778,163 is included in shareholders’ equity in our consolidated balance sheets.

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

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009 was made under the supervision and with the participation of the Company’s senior management, including the chief executive officer and chief financial officer.  Based on that evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

In addition to other information in this Quarterly Report on Form 10-Q, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2008 should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.    There have been no material changes in the risk factors disclosed in such Annual Report.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

In accordance with the requirements of Form 8-K, we include the following disclosure:

On August 10, 2009, we issued a press release announcing our results of operations and financial condition for the three and six month periods ended June 30, 2009.  The press release is attached hereto as Exhibit 99.1.

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

ParkerVision, Inc.
Registrant

August 10, 2009	By: /s/ Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer

August 10, 2009	By: /s/ Cynthia L. Poehlman
Cynthia L. Poehlman
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Jeffrey L. Parker, CEO

31.2	Section 302 Certification of Cynthia Poehlman, CFO

32.1	Section 906 Certification

99.1	Earnings Press Release