Form 10-Q
period 2009-09-30
PARKERVISION INC
filed 2009-11-09
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________to____________

Commission file number 0-22904

PARKERVISION, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2971472
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 9, 2009, 33,127,471 shares of the Issuer’s Common Stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2009	December 31, 2008
CURRENT ASSETS:
Cash and cash equivalents	$3,296,105	$4,814,659
Prepaid expenses	354,921	849,791
Other current assets	6,141	5,462
Total current assets	3,657,167	5,669,912

PROPERTY AND EQUIPMENT, net	954,297	1,376,582

INTANGIBLE ASSETS, net	10,247,996	10,398,521

OTHER ASSETS	511,938	530,884
Total assets	$15,371,398	$17,975,899

CURRENT LIABILITIES:
Accounts payable	$1,068,835	$811,381
Accrued expenses: Salaries and wages	402,173	265,117
Professional fees	283,857	277,422
Other accrued expenses	196,345	273,305
Total current liabilities	1,951,210	1,627,225

LONG TERM LIABILITIES
Capital lease, net of current portion	43,440	-
Deferred rent	149,572	238,470
Total long term liabilities	193,012	238,470
Total liabilities	2,144,222	1,865,695
COMMITMENTS AND CONTINGENCIES (Note 11)
SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 33,127,471 and 26,716,080 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	331,275	267,161
Warrants outstanding	17,767,663	17,335,777
Additional paid-in capital	202,458,711	189,193,386
Accumulated deficit	(207,330,473)	(190,686,120)
Total shareholders' equity	13,227,176	16,110,204
Total liabilities and shareholders' equity	$15,371,398	$17,975,899

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Service revenue	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-

Research and development expenses	3,730,517	4,214,505	10,305,319	10,931,093
Marketing and selling expenses	502,914	696,224	1,656,368	2,030,636
General and administrative expenses	1,509,052	1,779,919	4,717,211	4,732,284
Total operating expenses	5,742,483	6,690,648	16,678,898	17,694,013

Interest (expense) income, net	(3,744)	77,920	34,545	348,492

Net loss	$(5,746,227)	$(6,612,728)	$(16,644,353)	$(17,345,521)

Basic and diluted net loss per common share	$(0.17)	$(0.25)	$(0.53)	$(0.66)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,746,227)	$(6,612,728)	$(16,644,353)	$(17,345,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	443,549	427,063	1,289,553	1,169,476
Share-based compensation	1,226,667	1,443,180	4,008,656	2,940,509
Changes in operating assets and liabilities:
Prepaid expenses and other assets	217,215	11,544	513,137	141,110
Accounts payable and accrued expenses	(77,200)	(546,287)	295,478	766,371
Deferred rent	(29,778)	(25,055)	(82,307)	(70,446)
Total adjustments	1,780,453	1,310,445	6,024,517	4,947,020
Net cash used in operating activities	(3,965,774)	(5,302,283)	(10,619,836)	(12,398,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for patent costs and other intangible assets	(216,234)	(424,336)	(759,141)	(1,344,905)
Proceeds from sale of assets	-	-	185,987	-
Purchases of property and equipment	(22,447)	(43,995)	(71,693)	(133,509)
Net cash used in investing activities	(238,681)	(468,331)	(644,847)	(1,478,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in public and private offering	-	-	9,729,169	8,949,001
Shelf registration fees	(14,000)	-	(14,000)	-
Principal payments on capital lease obligation	(6,540)	-	(6,540)	-
Proceeds from exercise of options and warrants	18,750	747,101	37,500	1,349,661
Net cash (used in) provided by financing activities	(1,790)	747,101	9,746,129	10,298,662

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,206,245)	(5,023,513)	(1,518,554)	(3,578,253)

CASH AND CASH EQUIVALENTS, beginning of period	7,502,350	14,846,092	4,814,659	13,400,832
CASH AND CASH EQUIVALENTS, end of period	$3,296,105	$9,822,579	$3,296,105	$9,822,579

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

2.	Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate our continuation as a going concern.   We have incurred losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sale of our equity securities to fund our operations. For the nine months ended September 30, 2009, we incurred a net loss of approximately $16.6 million and negative cash flows from operations of approximately $10.6 million.  At September 30, 2009, we had an accumulated deficit of approximately $207.3 million and working capital of approximately $1.7 million.

Revenue for the remainder of 2009 will not be sufficient to cover our operational expenses for the remainder of 2009, and we expect our continued losses and use of cash to be funded from available working capital. These factors raise substantial doubt about our ability to continue as a going concern.

We  need to raise additional working capital and/or significantly reduce our operating costs.  The addition of working capital through the  sale of equity securities will result in dilution to the current shareholders’ ownership.  Other financing alternatives such as loans or the sale of preferred stock may result in the imposition of operational limitations, covenants and payment obligations.   Significant reductions in our operating costs may impair our ability to execute our future business plans.

The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from the sale of our products, additional funding, reducing expenses or a combination of the foregoing.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.	Basis of Presentation

The accompanying unaudited consolidated financial statements of ParkerVision have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations have been included.

These interim consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K/A for the year ended December 31, 2008.

The Company has performed an evaluation of subsequent events through November 9, 2009, the issued date of this Form 10-Q.

4.	Accounting Policies

On September 30, 2009, we adopted the new Accounting Standards Codification (“ASC”) as issued by the Financial Accounting Standards Board (“FASB”). The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on our consolidated financial statements. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes.

On June 30, 2009, we adopted the FASB guidance for subsequent events which requires public entities to evaluate subsequent events through the date that the financial statements are issued.  We have evaluated subsequent events through November 9, 2009, the issued date of this form 10-Q, and that evaluation did not have an impact on our consolidated financial statements.

On January 1, 2009, we adopted the FASB guidance related to fair value measurements for nonfinancial assets and liabilities. Adoption of this guidance did not have an effect on our operating income or net earnings.

On January 1, 2009, we adopted the FASB guidance for the determination of the useful life of intangible assets which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. Adoption of this guidance did not have an impact on our consolidated financial statements.

On January 1, 2009, we adopted the FASB guidance on determining whether instruments granted in share-based payment transactions are participating securities. This guidance requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as participating securities when computing earnings per share, pursuant to the two-class method. Our awards do not have non-forfeitable rights to dividends or dividend equivalents and, therefore, the adoption of this guidance did not have any impact on our financial statements

There have been no other changes in accounting policies from those stated in our Annual Report on Form 10-K/A for the year ended December 31, 2008.

5.	Consolidated Statements of Cash Flows

In July 2009, we purchased office equipment under a capital lease and recorded a corresponding capital lease obligation of approximately $72,000.  The lease has a three-year term with monthly payments of approximately $2,400.  The principal payments are reflected as cash outflows from financing activities in the accompanying statements of cash flows.

At various times in the year, we have issued equity awards in the form of options, restricted share units (“RSUs”), and restricted stock awards as compensation to our employees, outside consultants and non-executive directors  (see Note 8).

In connection with one of the three offerings of shares of our common stock on March 3, 2009, we issued warrants to purchase 431,320 shares of common stock (see Note 9).  These warrants were recorded at their relative fair value of approximately $453,000.

We maintain keyman life insurance policies on two of our named executive officers.  The 2009 policy premiums, totaling an aggregate of approximately $46,000, were paid through the use of the annual policy dividends and a loan against the cash surrender value of one policy for approximately $9,000.

6.	Loss per Share

Basic loss per share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended September 30, 2009 and 2008 are 33,085,620 and 26,561,853, respectively.  The weighted average number of common shares outstanding for the nine-month periods ended September 30, 2009 and 2008 are 31,585,734 and 26,223,991, respectively.

Options and warrants to purchase 6,043,427 and 5,863,958 shares of common stock were outstanding at September 30, 2009 and 2008, respectively.  In addition, unvested and vested but undistributed RSUs representing 501,674 and 611,506 shares of common stock were outstanding at September 30, 2009 and 2008, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

7.	Intangible Assets

Intangible assets consist of the following:

	September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$15,949,912	$6,104,189	$9,845,723
License fees	1,499,000	1,096,727	402,273
	$17,448,912	$7,200,916	$10,247,996

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$15,290,771	$5,414,668	$9,876,103
License fees	1,399,000	876,582	522,418
	$16,689,771	$6,291,250	$10,398,521

8.	Accounting for Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, or in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K/A for the year ended December 31, 2008.

The following table presents share-based compensation expense included in our consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Research and development expense	$457,979	$656,428	$1,568,000	$1,131,182
Sales and marketing expense	132,838	195,477	474,569	391,112
General and administrative expense	635,850	591,275	1,966,087	1,418,215
Total share-based expense	$1,226,667	$1,443,180	$4,008,656	$2,940,509

As of September 30, 2009, we had $5,217,829 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of 1.56 years.

Share-based compensation for the three and nine months ended September 30, 2009 includes approximately $82,000 and $245,000, respectively of expense related to a 2009 award of 157,200 nonqualified stock options to our non-employee directors in lieu of cash as payment for their 2009 board and committee service.  These options were awarded under the 2000 Performance Equity Plan (the “2000 Plan”) and vest in four equal quarterly increments at the end of each fiscal quarter with the first increment vested immediately upon grant.  These options, which were priced at the market price on the date of the award of $2.99, have an aggregate fair value of approximately $327,000.

In addition, on September 15, 2009, we granted an aggregate of 35,000 nonqualified share options and 17,500 RSUs to our seven nonemployee directors under our annual board equity compensation program.  These equity awards vest one year from the date of grant and have an aggregate estimated fair market value of approximately $165,000.

On May 20, 2009, we granted stock options to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $2.98 per share to an outside consultant under the 2000 Plan as compensation under a consulting agreement.   The options vest in equal monthly increments over the fifteen month term of the agreement.  Upon thirty days notice, the consulting agreement may be terminated and any unvested options will be cancelled.   The fair value of this option is estimated at each interim reporting date during the option term using the Black-Scholes option pricing model.  For the three and nine month periods ended September 30, 2009, we recognized approximately $53,000 and $78,000, respectively, in expense related to this option.

On July 1, 2009, we granted stock options to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $3.27 per share to an outside consultant as compensation under a consulting agreement.  These options are for unregistered shares that have “piggy-back” registration rights on subsequent registration statements.  The options vest in equal monthly increments over the twelve month term of the agreement.  Upon ninety days notice, the consulting agreement may be terminated and any unvested options will be cancelled.   The fair value of this option is estimated at each interim reporting date during the option term using the Black-Scholes option pricing model.  For the three and nine month periods ended September 30, 2009, we recognized approximately $31,000 in expense related to this option.

9.	Stock Authorization and Issuance

On September 14, 2009, we filed a shelf registration statement on Form S-3 (File No. 333-161903) (“September 2009 Shelf”) with the Securities and Exchange Commission.  The September 2009 Shelf, which was declared effective on September 30, 2009, was intended to provide flexibility to raise funds from the offering of various securities, up to $50 million, over a period of up to three years, subject to market conditions.

On January 5, 2009, we filed a shelf registration statement on Form S-3 (File No. 333-156571) (“January 2009 Shelf”) with the Securities and Exchange Commission.  The January 2009 Shelf, which was declared effective on January 20, 2009, was intended to provide flexibility to raise funds from the offering of various securities, up to $25 million, over a period of up to three years, subject to market conditions.  Securities offered under the January 2009 Shelf may be used to fund working capital, capital expenditures, vendor purchases, and other capital needs.

On March 3, 2009, we closed three separate but concurrent offerings for the sale of an aggregate of 5,994,963 shares of our common stock and 431,320 warrants under the January 2009 Shelf and received aggregate proceeds, after underwriter discounts, of approximately $9.6 million.   Roth Capital Partners, LLC (“Roth”), acted as underwriter for two of the three transactions.  In addition, on April 1, 2009, we consummated the sale of an additional 250,000 shares from Roth’s exercise of an over-allotment option for additional proceeds, after underwriter discount, of approximately $0.4 million.  The aggregate net proceeds from these offerings, including the over-allotment, after underwriter discounts, placement fees and other offering expenses, was approximately $9.7 million which was used for general working capital purposes.

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

The aggregate of the March 2009 offerings, including the over-allotment option exercise, represented 18.9% of our outstanding common stock on an after-issued basis.

10. Fair Value Measurements

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis include money market securities which have fair values as of September 30, 2009 and December 31, 2008 as follows:

		Fair Value Measurements Using
Money market securities as of:	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2009	$1,195,000	$1,195,000	-	-
December 31, 2008	$4,584,000	$4,584,000	-	-

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

General
We are in the business of designing, developing and selling our proprietary RF technologies and products for use in semiconductor circuits for wireless communication products.  Since 2007, we have entered into three customer contracts for the incorporation of our technologies into wireless chipsets, modules and products.   Two of the three customer agreements, ITT Corporation (“ITT”) and a commercial chipset customer, represent licensing agreements whereby our customers will incorporate our IP into their own wireless semiconductor circuits and/or radio products.  The third customer agreement, LG Innotek, is for the joint development and marketing of wireless radio modules that incorporate our technologies.

We believe our technology has substantial advantages over competing technologies, especially in the 3G mobile handset market and generations that are likely to evolve beyond 3G, such as 4G mobile handset standards and applications.  We have made significant investments in developing our technologies and products, the returns on which are dependent upon the generation of future revenues for realization.  We had no revenue for the three and nine month periods ended September 30, 2009 and have used the proceeds from the sale of our equity securities to fund our operations.

Critical Accounting Policies
There have been no other changes in critical accounting policies from those stated in our Annual Report on Form 10-K/A for the year ended December 31, 2008, filed on July 2, 2009.

Results of Operations for Each of the Three and Nine Month Periods Ended September 30, 2009 and 2008

Liquidity and Capital Resources
As of September 30, 2009, we had cash and cash equivalents of approximately $3.3 million and working capital of approximately $1.7 million.  This represents a decrease of approximately $2.3 million from working capital at December 31, 2008.  The decrease was due primarily to the $10.6 million used to fund continuing operations and $0.7 million used for payment of patent costs offset by $9.7 million in proceeds from the sale of equity securities in 2009.

Revenue for the remainder of 2009 will not be sufficient to cover our operational expenses for the remainder of 2009, and we expect our continued losses and use of cash to be funded from available working capital. These factors raise substantial doubt about our ability to continue as a going concern.

We  need to raise additional working capital and/or significantly reduce our operating costs. The addition of working capital through the sale of equity securities will result in dilution to the current shareholders’ ownership.  Other financing alternatives such as loans or the sale of preferred stock may result in the imposition of operational limitations, covenants and payment obligations.   Significant reductions in our operating costs may impair our ability to execute our future business plans.

The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from the sale of our products, additional funding, reducing expenses or a combination of the foregoing.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties for the quarterly period ended September 30, 2009.

Revenue and Gross Margin
We had no revenue or gross margin for the three and nine month periods ended September 30, 2009 and 2008.  In October 2009, we were engaged by ITT under a fixed-price service contract to incorporate our d2p™ commercial integrated circuits into a highly integrated transceiver for purposes of demonstrating the performance of the device to one of ITT’s military customers.  The service contract is valued at approximately $130,000 which we expect to recognize as revenue over a period of up to six months.

In addition, in October 2009, our commercial chipset customer tested and accepted delivery of sample 3G handsets which were co-developed for purposes of verifying the d2p technology in working mobile handset implementations, testing the technology in actual network operation, and creating sales samples for handset OEM/ODMs who purchase chipsets from our licensee.  We anticipate that our chipset customer will commence delivery of chipsets incorporating our technology in 2010 which will result in initial royalty revenue under our licensing agreement with them.  Revenues from product royalties, however, are dependent on our customers’ ability to bring products containing our technology to market.  Their ability to market such products is contingent on uncertainties relating to product design, the market for cellular devices and general economic conditions.  We can provide no assurance that our customers will be able to market such products within the anticipated time frame.

Research and Development Expenses
Our research and development expenses decreased approximately $484,000 or 11.5% during the three month period ended September 30, 2009 when compared to the same period in 2008.   This decrease is primarily due to decreases in share-based compensation expense of approximately $198,000, prototype fabrication and materials costs of approximately $214,000, and software licensing and support costs of approximately $146,000.  These decreases were partially offset by an increase in outside consulting fees of approximately $90,000.

Our research and development costs decreased approximately $626,000, or 5.7% during the nine month period ended September 30, 2009 when compared to the same period in 2008.  This decrease was due to reductions in consulting fees of approximately $964,000, compensation and other personnel-related expenses of approximately $353,000, and software licensing and support costs of approximately $118,000.  These reductions were offset by increases in share-based compensation expense of approximately $437,000, prototype fabrication costs of approximately $224,000, and amortization expenses of approximately $168,000.

Share-based compensation represents the GAAP expense related to employee equity awards including stock options, RSUs and restricted stock awards granted to executive and non-executive employees.   Share-based compensation expense will increase from period to period as new equity awards are granted and will decrease as the awards become fully vested.

Prototype fabrication and materials costs generally vary period to period based on the number and timing of foundry runs, the materials specified and the number of variants requested on each run.

Software licensing and support costs represent the annual licensing and support maintenance costs for engineering design and other software tools.  The decrease in these costs for the three and nine month periods is a result of re-negotiation of fees with various software providers as part of our cost-reduction measures implemented in late 2008 as well as changes in the software tools necessary to support our product designs.

Outside consulting services are utilized to supplement our internal engineering resources and the related fees are generally project-based and will vary based on the magnitude and timing of those projects.  Overall, consulting fees have decreased from 2008 to 2009 as a result of the completion of certain development programs late in 2008.  We will continue to utilize outside consulting services periodically to supplement our internal resources.

The reduction in personnel-related expenses for the nine months ended September 30, 2009 is primarily a result of the elimination of cash-based incentive compensation programs for 2009.  These reductions are somewhat reflected in the increases in share-based compensation expense for the same period as equity awards were utilized to offset the loss of the cash-based incentive program for employees.

The increase in amortization expense for the nine-month period ended September 30, 2009 as compared to the same period in 2008 is primarily a result of the amortization of certain licenses purchased in 2008 which are generally amortized over a three year period.

Marketing and Selling Expenses
Marketing and selling expenses decreased approximately $193,000 or 27.8% during the three month period ended September 30, 2009 when compared to the same period in 2008.   This decrease is primarily due to reduced consulting fees of approximately $105,000 and reduced share-based compensation expense of approximately $63,000.

Marketing and selling expenses decreased by approximately $374,000, or 18.4% during the nine month period ended September 30, 2009 when compared to the same period in 2008.  This decrease was due primarily to reduced consulting fees of approximately $278,000, and reduced compensation and other personnel expenses of approximately $155,000, offset by an increase in share-based compensation of approximately $83,000.

The decreases in consulting fees results is a result of a reduction in services rendered coupled with a re-negotiation of fees with various sales and marketing consultants as part of our cost-reduction measures implemented in late 2008.

The reduction in personnel-related expenses is primarily a result of the elimination of cash-based incentive compensation programs for 2009.  Share-based compensation represents the GAAP expense related to employee equity awards including stock options, RSUs and restricted stock awards granted to executive and non-executive employees and consultants.   Share-based compensation expense will increase from period to period as new equity awards are granted and will decrease as the awards become fully vested.

General and Administrative Expenses
General and administrative expenses decreased approximately $271,000 or 15.2% during the three month period ended September 30, 2009 when compared to the same period in 2008.  The decrease is due primarily to reductions in compensation, travel, and other personnel-related expenses of approximately $128,000, a decrease in board cash compensation expense of approximately $67,000, and reductions in outside professional fees of approximately $114,000.  These decreases were partially offset by an increase in share-based compensation expense of approximately $45,000.

General and administrative expenses decreased approximately $15,000 or 0.3% during the nine month period ended September 30, 2009 when compared to the same period in 2008.  This decrease is primarily a result of reductions in compensation, travel, and other personnel-related expenses of approximately $282,000, a decrease in board cash compensation expense of approximately $186,000, and a decrease in outside professional fees of approximately $86,000, partially offset by an increase in share-based compensation expense of approximately $548,000.

The increase in share-based compensation is generally the result of compensation related to new equity awards in 2008 and 2009.  For the three and nine month periods ended September 30, 2009, we recognized approximately $82,000 and $245,000, respectively, in share-based compensation expense related to nonqualified stock options granted to our non-employee directors in lieu of cash compensation for board and director fees for the same periods.  In addition, in 2009, we granted equity-based awards to non-executive employees to offset the elimination of the 2009 cash incentive award program.  The reduction in compensation and other personnel-related costs is primarily a result of the elimination of this cash incentive program for 2009.

The reduction in outside professional fees is, in part, a result of the use of share-based compensation awards to compensate outside consultants.  In 2009, we granted an aggregate of 150,000 share options to two outside consultants for services to be performed over a twelve to fifteen month period.  Approximately $84,000 and $109,000 in share-based compensation expense was recorded in the three and nine month periods ended September 30, 2009, respectively, related to these awards.

Interest (Expense) Income, net
Interest income and expense consists of interest earned on our investments and other miscellaneous income as well as interest incurred on our capital lease obligation.  For the three and nine month periods ended September 30, 2009, we incurred interest expense of approximately $4,000.  Interest income and expense decreased by approximately $82,000 or 104.8% during the three months ended September 30, 2009 when compared to the same period in 2008.   For the nine month period ended September 30, 2009, interest income and expense decreased by approximately $314,000, or 90.1% when compared to the same period in 2008.  These decreases are primarily due to lower interest rates and lower average cash balances during the three and nine month periods ended September 30, 2009.

Loss and Loss per Share
Our net loss decreased approximately $867,000 or 13.1% during the three month period ended September 30, 2009 when compared to the same period in 2008, primarily due to a decrease in operating expenses of approximately $948,000. On a per share basis, our loss decreased $0.08 per share, or 32% for the three month period ended September 30, 2009 when compared to the same period in 2008.  This decrease is a result of the decrease in operating expenses as well as a 24.6% increase in the weighted average shares outstanding for the period.

Our net loss decreased approximately $701,000 or 4% during the nine month period ended September 30, 2009 when compared to the same period in 2008, primarily due to a decrease in operating expenses of approximately $1,015,000, offset by a decrease in interest income of approximately $314,000.   On a per share basis, our net loss decreased $0.13 per share, or 19.7% for the nine month period ended September 30, 2009 when compared to the same period in 2008.  This decrease is a result of the decrease in net loss as well as a 20.4% increase in the weighted average shares outstanding for the period.

Off-Balance Sheet Transactions, Arrangements and Other Relationships
As of September 30, 2009, we had outstanding warrants to purchase 2,190,139 shares of common stock that were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001, 2005, 2006 and 2009. These warrants have exercise prices ranging from $1.88 to $56.66 per share, with a weighted average exercise price of $26.12 and a weighted average remaining contractual life of approximately 2.21 years.  The estimated fair value of these warrants of $17,767,663 is included in shareholders’ equity in our consolidated balance sheets.

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

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009 was made under the supervision and with the participation of the Company’s senior management, including the chief executive officer and chief financial officer.  Based on that evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A.  Risk Factors.

In addition to other information in this Quarterly Report on Form 10-Q, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2008 should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.  There have been  material changes in the risk factors disclosed in such Annual Report as follows:

If we are unable to raise funds or secure financing to cover our expected working capital requirements, there would be substantial doubt about our ability to continue as a going concern.

We have incurred losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sale of our equity securities to fund our operations. For the nine months ended September 30, 2009, we incurred a net loss of approximately $16.6 million and negative cash flows from operations of approximately $10.6 million.  At September 30, 2009, we had an accumulated deficit of approximately $207.3 million and working capital of approximately $1.7 million.   Revenue for the remainder of 2009 will not be sufficient to cover our operational expenses for the remainder of 2009, and we expect our continued losses and use of cash to be funded from available working capital.  If we are unable raise funds or secure financing to cover our expected working capital requirements, we would need to significantly reduce our operating costs.  This would raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements incorporated by reference have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities
Date of sale	Title of security	Number sold	Consideration received and description of underwriting or other discounts to market price afforded to purchasers	Exemption from registration claimed	If option, warrant or convertible security, terms of exercise or conversion

7/1/2009	Options to purchase common stock granted to outside consultant	50,000	Consulting services received will be consideration for the option grant; no cash consideration will be received by Company until exercise of option.	The option was issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as it was issued to a sophisticated individual.	Options vest over one year and remain exercisable for five years from the grant date at an exercise price of $3.27 per share.

ITEM 3.   Defaults Upon Senior Securities.

None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting on August 21, 2009.  At the annual meeting, our shareholders considered one proposal, the election of nine directors, to hold office until the next annual meeting and until their respective successors are duly elected and qualified.  The shareholders elected Messrs. Jeffrey Parker, David Sorrells, William Hightower, John Metcalf , Todd Parker, Robert Sterne, Nam Suh, William Sammons, and Papken der Torossian as directors, who together constitute the entire Board of Directors.  The following is a tabulation of votes cast for and withheld from each director:

Votes Cast
Name	For	Withheld
Jeffrey Parker	25,483,746	1,951,627
William Hightower	24,361,188	3,074,186
Todd Parker	24,707,624	2,727,750
John Metcalf	25,791,431	1,643,943
William Sammons	24,589,220	2,846,154
David Sorrells	25,548,529	1,886,845
Robert Sterne	24,361,188	3,074,186
Nam Suh	24,147,287	3,288,087
Papken der Torossian	24,619,046	2,816,328

ITEM 5.  Other Information.

In accordance with the requirements of Form 8-K, we include the following disclosure:

On November 9, 2009, we issued a press release announcing our results of operations and financial condition for the three and nine month periods ended September 30, 2009.  The press release is attached hereto as Exhibit 99.1.

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

ParkerVision, Inc.
Registrant

November 9, 2009	By: /s/ Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer

November 9, 2009	By: /s/ Cynthia L. Poehlman
Cynthia L. Poehlman
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of Jeffrey L. Parker, CEO
31.2	Section 302 Certification of Cynthia Poehlman, CFO
32.1	Section 906 Certification
99.1	Earnings Press Release