Form 10-K
period 2009-12-31
PARKERVISION INC
filed 2010-03-15
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)	(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES ACT OF 1934
For the transition period from to

Commission file number 0-22904

PARKERVISION, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2971472
(State of Incorporation)	(I.R.S. Employer ID No.)

7915 Baymeadows Way, Suite 400
Jacksonville, Florida 32256
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:  (904) 732-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	The Nasdaq Global Market
Common Stock Rights	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes (  )  No (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  Yes (  )  No (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).
Yes (  ) No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act.  (Check one):

Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( )	Smaller reporting company ( )
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).   Yes (  ) No (X)

As of June 30, 2009, the aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant was approximately $90,138,931 (based upon $3.06 share closing price on that date, as reported by The Nasdaq Global Market).

As of March 10, 2010, 41,192,550 shares of the Issuer's Common Stock were outstanding.

INTRODUCTORY NOTE

Unless the context otherwise requires, in this Annual Report on Form 10-K (“Annual Report”) “we”, “us”, “our” and the “Company” mean ParkerVision, Inc.

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This report contains forward-looking statements, including, in particular, statements about our future plans, objectives, and expectations under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.  When used in this Annual Report and in future filings by the Company with the Securities and Exchange Commission (“SEC”), the words or phrases “will likely result”, “management expects”, “we expect”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected. Examples of such risks and uncertainties include the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, and reliance on our intellectual property. We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

PART I

Item 1.  Business.

We were incorporated under the laws of the state of Florida on August 22, 1989.  We are in the business of designing, developing and selling our proprietary radio frequency (“RF”) technologies and products for use in semiconductor circuits for wireless communication products.  Our business is expected to include licensing of our intellectual property and/or the sale of integrated circuits based on our technology for incorporation into wireless devices designed by our customers.  Our business also includes the joint development and marketing of wireless radio modules that incorporate our technologies.  In addition, from time to time, we provide engineering consulting and design services to our customers, for a negotiated fee, to assist them in developing prototypes and/or products incorporating our technologies.

Our business operates under a single segment.  Refer to Item 6 to this Annual Report for select financial data including our net losses from operations and total assets. We are primarily focused on incorporating our technologies into mobile handsets, but our technologies are applicable to other wireless products that are related to networks serving mobile handsets such as data cards, femtocells, machine-to-machine (M2M) and embedded applications.  Our technology can also be applied to non-cellular radio applications such as military radios.

Recent Developments

On November 16, 2009, we closed an offering for the sale of 8,000,000 shares of our common stock under a shelf registration statement for aggregate gross proceeds of $16 million.  Piper Jaffray & Co. (“Piper Jaffray”) acted as the sole underwriter and manager of the offering.  The net proceeds from the offering, after underwriter discounts and commissions and other offering expenses were approximately $14.6 million and will be used for general working capital purposes.

General Development of Business

In 2005, we began educating prospective customers about the benefits of our technologies, with a primary focus on our RF transmit, or d2p™, technology and its unique ability to address certain high-priority market needs related to mobile handset applications.  In 2006, we completed our first d2p integrated circuit (“IC”) which embodied many of the advancements of our technology and enabled us to begin demonstrating partially-integrated prototypes.  Throughout 2006, 2007 and 2008, we continued to further advance our prototype ICs and increased the level of prototype integration while cultivating potential customer relationships.  Our sales-related activities during this period included prototype demonstrations of our d2p platform, support of in-depth technical due-diligence by prospective customers, analysis of prospective customer product requirements, delivery of initial proposals and terms, and ultimately, negotiations of proposed business relationships.   We currently have three customers for our technology.

ITT Corporation (“ITT”) entered into both a licensing and an engineering services agreement with us in 2007.   During 2007, ITT engaged us under the engineering services agreement to analyze and evaluate the architectural design alternatives for incorporation of our technology into RF circuits based on various product specifications provided by ITT.   In addition, in 2008, we delivered a development/demonstration platform to ITT for their use in product development and demonstration to their customers.  In late 2008 and early 2009, ITT marketed our technology, based on our commercial designs, to a number of their customers and in October 2009, ITT was awarded a government contract for the demonstration of our technology in a highly integrated transceiver application for military products.  ITT in turn, engaged us as a subcontractor to incorporate our commercial ICs into an existing highly integrated transceiver platform.  The services related to this product demonstration are expected to be completed in the first quarter of 2010.  Under our licensing agreement with ITT, we will collect a royalty on a per unit basis for any products sold by them that incorporate our technology.

Late in 2007, we also entered into a licensing and engineering services agreement with a global baseband chipset supplier whose name remains confidential under the terms of our agreement with them (“Confidential Licensee”).  During 2008, our product development efforts were largely focused on advancing our ICs from prototype to production-ready samples for this and other potential customers.  We delivered production-ready d2p silicon samples that met or exceeded all critical functional and performance requirements under our agreement to our Confidential Licensee late in 2008.  During 2009, we worked with our Confidential Licensee and other vendors on further refining our d2p silicon samples for specific mobile phone standards and on developing various packaging designs and production test programs.  We also worked with our customer to co-develop sample 3G mobile handsets for the purpose of verifying the technology in a working implementation, testing the technology in actual network operation and creating sales samples for our Confidential Licensee. In October 2009, our customer tested and accepted delivery of the initial sample handsets.  We are currently working with our customer to market this product to their customers and to set up the manufacturing arrangements for volume production.  Under the terms of our licensing agreement this customer has the right to manufacture devices based on the licensed technology for a royalty on a per unit basis or we may sell such devices directly to third parties.

In December 2008, we entered into a Product and Market Development Agreement (the “LGI Agreement”) with LG Innotek Co., Ltd. (“LGI”), a division of the LG Group.  The agreement provides for a cooperative working relationship between us and LGI for the development and marketing of RF modules that incorporate our technologies for use in mobile applications such as wireless handsets and data cards.  The agreement provides for a supplier relationship between us and LGI whereby we would sell LGI tested, unpackaged integrated circuits for incorporation into modules.  The agreement initially contemplates modules designed for commercial HEDGE applications.   HEDGE is an acronym for applications that incorporate support for 2G, 2.5G and 3G waveform standards including GSM, EDGE, WCDMA, and HSPA.   During 2009, we worked closely with LGI on both product development and joint marketing activities.  We are also exploring applications for modules that more closely align with the 3G offering of our Confidential Licensee in order to generate more near-term revenue opportunities for LGI, our Confidential Licensee and us.

To date, we have generated no royalty or product revenue from our d2p technology.  Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs and our ability to secure a reasonable market share through product offerings with our current customers and/or the addition of new customers and/or products.     We believe our technology

has substantial advantages over competing technologies, especially in the third generation, or 3G, mobile handset market and generations that are evolving beyond 3G, such as 4G mobile handset standards and applications.

Technology and Products

Our wireless technologies represent unique, proprietary methods for processing RF waveforms in wireless applications.  The technology applies to the transmit (baseband data to RF carrier signal) and receive (RF carrier signal to baseband data) functions of a radio transceiver.  The transmit portion of the technology is called Direct2Power™, or d2p, and enables the transformation of a baseband data signal to an RF carrier waveform, at the desired power output level, in a single unified operation.  The receiver portion of the technology is called Direct2Data™, or d2d™, and enables the direct conversion of an RF carrier to a baseband data signal.  Although our primary sales efforts were focused on commercialization of our d2p technology solutions, both of the agreements with customers in the commercial handset market contemplate future incorporation of our d2d technology as well.

We have completed engineering prototypes of our d2p-based ICs targeted at certain mobile handset applications.  The ICs which incorporate the core RF technology were produced using a Silicon Germanium (“SiGe”) process through a fabrication relationship with IBM Microelectronics (“IBM”).   Late in 2008, we completed the integration of the digital engine that controls our RF transmit IC and interfaces to the mobile phone baseband processor.  This digital engine was produced through a third-party fabrication relationship using a Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) CMOS semiconductor process.  These ICs are utilized to verify that our technology can be highly integrated in silicon and to demonstrate the benefits of the technology to target customers.

Our current prototypes support functionality that is multi-band (meaning multiple frequencies) and multi-mode (meaning multiple cellular standards and corresponding modulation formats). Our ICs support multiple bands of cellular and PCS (Personal Communications Service) frequencies and support the current and emerging cellular standards including GSM/EDGE, CDMA, W-CDMA, and HSUPA.  We are also able to demonstrate 802.16e WiMax and LTE standards with our current ICs, although we utilize the cellular and PCS frequencies for such demonstrations.

Our unique technologies process the RF waveform in a more optimal manner than traditional technologies, thereby allowing the creation of handsets that have extended battery life, more easily incorporate multiple air interface standards and frequencies in smaller form factors, and reduce manufacturing costs.   Our technologies provide such attractive benefits, in part, because of their unique integrated circuit architecture which enables creation of highly accurate RF waveforms that use less power than traditional linear transmitter architectures and components thereby extending battery life, reducing heat and enabling certain packaging advantages.

Marketing and Sales

When we targeted the cellular industry in 2005, our initial target customer base was focused on the top tier mobile handset manufacturers.  However, in 2006 and 2007, mobile handset manufacturers were shifting RF innovation and developments to their chipset providers.  Accordingly, we expanded our target customer base to include not only the mobile handset manufacturers, but also their component suppliers.   Our Confidential Licensee and LGI are both component suppliers to mobile handset OEMs (Original Equipment Manufacturers) and/or ODMs (Original Design Manufacturers).

Although our primary target market is the mobile handset industry, we have also explored potential relationships outside this target market to the extent that the requirements of the prospective customers are in concert with the needs of our primary target market.   This exploration resulted in our licensing agreement with ITT.

Our marketing and sales activities are currently focused on developing and capitalizing on relationships in the mobile handset industry.   Although we believe our direct customers will likely be the chipset suppliers in this industry, we continue to cultivate our relationships with the mobile handset manufacturers who, at a minimum, exert major influence on their chipset suppliers.  In addition, our market awareness campaign includes network providers who exert significant influence on the OEMs in the mobile handset industry.

Our sales and sales support activities include prototype demonstrations of both semi-integrated and highly-integrated circuits that showcase the benefits of our technology, support of detailed technology due-diligence discussions and testing, analysis of potential customer product roadmaps and integration alternatives, negotiations of specific terms of potential business relationships, and both technical and sales support of customers during their design process.

We believe the sales cycle, from the initial customer meeting to the consummation of a business arrangement, can vary from six to twenty-four months.  The length of the sales cycle is a result of many factors, including the unique nature of our technology, our lack of tenure in the cellular industry, the variety of integration decisions that must be evaluated by the customer in order to assess the specific value proposition for their needs, and the intense technology evaluation and due-diligence required by target customers.  The intense technology evaluation and due-diligence efforts are a result of the complex nature of RF technology, the complexity of the cellular specifications, and the unit volumes contemplated.  We believe the average sales cycle will shorten significantly as our technologies gain adoption in this market.

We executed our first two customer contracts in 2007 and an additional customer arrangement in 2008.  Our current sales and marketing focus is on assisting our customers to achieve design wins and to obtain orders from their customers.  We believe that the rate of adoption of our technology will increase as shipments of products incorporating our technologies commence.  Future sales may be influenced by the terms negotiated with our customers and our ability to expand internal resources to support multiple customers.

Competition

We operate in a highly competitive industry against companies with substantially greater financial, technical, and sales and marketing resources.   Our technologies, which are currently being marketed in the mobile handset industry, face competition from incumbent providers of transceivers and power amplifiers including companies such as Anadigics, Infineon, Freescale, Qualcomm, RF Microdevices, Skyworks, and ST Ericsson, among others.   Each of our competitors, however, also has the potential of becoming a customer for our technologies.   We may also compete against RF engineering groups within the research and development organizations of our target customers, although we do not have such competition today within the confines of our existing three customers.  To date, we are unaware of any competing or emerging RF technologies that provide all the simultaneous benefits that our technology enables.

Hurdles to the adoption of our technologies include entrenchment of existing technologies, the disruptive nature of our technology, and our lack of tenure in the markets we are targeting.  We believe we can gain adoption, and therefore compete, based on the performance and cost advantages enabled by our unique circuit architecture, as supported by a solid and defensible intellectual property (“IP”) portfolio.  Our circuit architecture is capable of being compliant with all current mobile phone standards and can be configured to accept all standard baseband data inputs.  In addition, we believe that one or more of our technology’s abilities to provide improved power efficiencies, highly accurate RF carrier waveforms, smaller form factors and better manufacturing yields, provides a solution to existing problems in applications for 3G standards and beyond that the mobile handset industry is seeking to solve.

Production and Supply

Our current business strategy is focused largely on the incorporation of our technology into mobile handsets and data devices that operate on wide area mobile networks.  In instances where our customer is a licensee of

our IP, the production capacity risk shifts to that customer.   Under our agreement with LGI, we will be supplying unpackaged, tested ICs.  Those ICs will be produced for us under various foundry relationships.  We currently have a fabrication relationship with IBM for the production of our prototype ICs on a SiGe process.  We have also produced ICs through TSMC using a CMOS semiconductor process.  We believe IBM and TSMC have sufficient capacity to meet our foreseeable needs.  In addition, our ICs can be produced using different materials and processes, if necessary, to satisfy capacity requirements and/or customer preferences.

Patents and Trademarks

We consider our IP, including patents, patent applications, trademarks, and trade secrets to be significant to our competitive positioning.   We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate to establish and maintain our proprietary rights in our technology and products.  We currently have obtained 94 U.S. and 59 foreign patents related to our RF technologies.  In addition, we have approximately 54 U.S. and 25 foreign patent applications pending.  We estimate the economic lives of our patents to be fifteen to twenty years.

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

Research and Development

For the years ended December 31, 2009, 2008 and 2007, we spent approximately $13.5 million, $14.6 million, and $10.7 million, respectively, on company-sponsored research and development activities.  Our research and development efforts have been, and are expected to continue to be, devoted to the development and advancement of RF technologies, including the development of prototype ICs for proof of concept purposes and production-ready silicon samples and reference designs for our customers.

Employees

As of December 31, 2009, we had 51 full-time employees, of which 31 are employed in engineering research and development, 8 in sales and marketing, and 12 in executive management, finance and administration.  Our employees are not represented by a labor union.  We consider our employee relations satisfactory.

Available Information and Access to Reports

We file annual reports on Forms 10-K, quarterly reports on Forms 10-Q, proxy statements and other reports, including any amendments thereto, electronically with the SEC.  The SEC maintains an Internet site (http://www.sec.gov) where these reports may be obtained at no charge. Copies of these reports may also be obtained from the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC  20549.  Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  Copies of these reports may also be obtained at no charge from the Company’s website (http://www.parkervision.com) via the link “SEC filings”.  We also will provide copies of the annual report on Form 10-K and the quarterly reports on Forms 10-Q filed during the current fiscal year, including any amendments thereto, upon written request to us at ParkerVision, Inc, Investor Relations, 7915 Baymeadows Way, Suite 400, Jacksonville, Florida, 32256.  These reports will be provided at no charge.  Exhibits to these reports may be obtained at a cost of $.25 per page plus $5.00 postage and handling.

Item 1A.  Risk Factors.

In addition to other risks and uncertainties described in this Annual Report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.  As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements.

We have had a history of losses which may ultimately compromise our ability to implement our business plan and continue in operation.
We have had losses in each year since our inception in 1989, and continue to have an accumulated deficit which, at December 31, 2009, was approximately $212 million.  The net loss for 2009 was approximately $21.5 million.  To date, our technologies and products have not produced revenues sufficient to cover operating, research and development and overhead costs.  We also will continue to make expenditures on marketing, research and development, pursuit of patent protection for our intellectual property and operational costs for fulfillment of any contracts that we achieve for the sale of our products or technologies.  We expect that our revenues in 2010 will not bring the company to profitability.  If we are not able to generate sufficient revenues or we have insufficient capital resources, we will not be able to implement our business plan and investors will suffer a loss in their investment.  This may result in a change in our business strategies.

We expect to need additional capital in the future, which if we are unable to raise will result in our not being able to implement our business plan as currently formulated.
Because we have had net losses and, to date, have not generated positive cash flow from operations, we have funded our operating losses from the sale of equity securities from time to time and the sale of our video division in 2004.  We anticipate that our business plan will continue to require significant expenditures for research and development, patent protection, sales and marketing and general operations.  Our current capital resources, including cash and cash equivalents at December 31, 2009 of $13.5 million are expected to sustain operations through 2010.  Thereafter, unless we increase revenues to a level that covers operating expenses or we reduce costs, we will require additional capital to fund these expenses.  Financing, if any, may be in the form of loans or additional sales of equity securities. A loan or the sale of preferred stock may result in the imposition of operational limitations and other covenants and payment obligations, any of which may be burdensome to us. The sale of equity securities will result in dilution to the current shareholders’ ownership.  The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from the sale of our products, additional funding, reducing expenses or a combination of the foregoing.  The failure to generate sufficient revenues, raise capital or reduce expenses could have a material adverse effect on our ability to achieve our long-term business objectives.

Our industry is subject to rapid technological changes which if we are unable to match or surpass, will result in a loss of competitive advantage and market opportunity.
Because of the rapid technological development that regularly occurs in the microelectronics industry, we must continually devote substantial resources to developing and improving our technology and introducing new product offerings.  For example, in fiscal years 2009 and 2008, we spent approximately $13.5 million and $14.6 million, respectively, on research and development, and we expect to continue to spend a significant amount in this area in the future. These efforts and expenditures are necessary to establish and increase market share and, ultimately, to grow revenues. If another company offers better products or our product development lags, a competitive position or market window opportunity may be lost, and therefore our revenues or revenue potential may be adversely affected.

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
Our business is very specialized, and therefore it is dependent on having skilled and specialized key executives and other employees to conduct our research, development and customer support activities.  The inability to obtain or retain these key executives and other specialized employees would have an adverse impact on the research, development and technical customer support activities that our products require.  These activities are instrumental to the successful execution of our business plan.

Our outstanding options and warrants may affect the market price and liquidity of the common stock.
At December 31, 2009, we had 41,160,335 shares of common stock outstanding and had 5,628,723 exercisable options and warrants for the purchase of shares of common stock, assuming no terminations or forfeitures of such options and warrants.  On December 31, 2010 and 2011, respectively, there will be 5,873,454 and 5,958,242 currently exercisable options and warrants (assuming no new grants, exercises, terminations or forfeitures since December 31, 2009).   All of the underlying common stock of these securities is registered for sale to the holder or for public resale by the holder.  The amount of common stock available for the sales may have an adverse impact on our ability to raise capital and may affect the price and liquidity of the common stock in the public market.  In addition, the issuance of these shares of common stock will have a dilutive effect on current shareholders’ ownership.

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

Item 2. Properties.

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

Item 3. Legal Proceedings.

We are subject to legal proceedings and claims arising in the ordinary course of business.  Based upon the advice of outside legal counsel, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.  Reserved.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded under the symbol PRKR on The Nasdaq Global Market ("Nasdaq"), which is the principal market for the common stock.  Listed below is the range of the high and low sale prices of the common stock for the last two fiscal years, as reported by Nasdaq.

	2009		2008
	High	Low	High	Low
Quarter ended March 31	$3.22	$1.55	$16.12	$4.80
Quarter ended June 30	4.00	1.68	12.35	7.40
Quarter ended September 30	4.90	2.55	13.69	8.35
Quarter ended December 31	4.10	1.41	10.99	2.00

Holders

As of February 12, 2010, we had 133 holders of record and we believe there are approximately 3,000 beneficial holders of our common stock.

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

Sales of Unregistered Securities

None.

Issuer Repurchase of Equity Securities

None.

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder returns for our company, the Nasdaq U.S. Stock Market Index, the Nasdaq Electronic Components Index and Nasdaq Telecommunications Index for the five years ending December 31, 2009.  The total shareholder returns assumes the investment on December 31, 2004 of $100 in our common stock, the Nasdaq U.S. Stock Market Index, the Nasdaq Electronic Components Index, and Nasdaq Telecommunications Index at the beginning of the period, with immediate reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ParkerVision, Inc., The NASDAQ Composite Index,
The NASDAQ Telecommunications Index And The NASDAQ Electronic Components Index
*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

The data points for the performance graph are as follows:

	12/04	12/05	12/06	12/07	12/08	12/09

ParkerVision, Inc.	100.00	102.25	125.28	177.75	27.75	20.56
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Telecommunications	100.00	91.66	119.67	132.55	77.09	107.17
NASDAQ Electronic Components	100.00	107.81	101.44	116.92	59.73	97.30

Item 6.  Selected Financial Data.

The following table sets forth our consolidated financial data as of the dates and for the periods indicated.  The data has been derived from our audited consolidated financial statements.  The selected financial data should be read in conjunction with our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the years ended December 31,
(in thousands, except per share amounts)	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:

Revenues, net	$64	$0	$284	$0	$996
Gross margin	10	0	32	0	(2,041)
Operating expenses	21,559	23,432	19,122	16,866	21,362
Total interest and other income	20	358	876	1,051	304
Net loss from continuing operations	(21,530)	(23,074)	(18,213)	(15,816)	(23,099)

Basic and diluted net loss per common share from continuing operations	(0.65)	(0.88)	(0.74)	(0.68)	(1.14)

Consolidated Balance Sheet Data:
Total assets	$25,545	$17,976	$26,577	$26,675	$23,832
Long term obligations	155	238	344	433	5
Shareholders’ equity	23,883	16,110	24,414	25,183	22,400
Working capital	12,577	4,043	12,611	13,313	10,833

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are in the business of designing, developing and selling our proprietary RF technologies and devices for use in semiconductor circuits for wireless communication products.  We currently have three customer contracts for the incorporation of our technologies into wireless chipsets, modules and products. Two of the three customer agreements represent licensing arrangements whereby our customers will incorporate our IP into their own wireless semiconductor circuits and/or radio products. We also have engineering services agreements in place with these two customers whereby we will provide engineering services on a time and materials basis as requested by our customers.  The third contract represents a joint development and marketing agreement for the development of RF modules for incorporation into wireless products.  This agreement contemplates, upon completion of development, the negotiation of a supply agreement whereby we would supply our technology in the form of tested, unpackaged integrated circuits, also referred to as “known good die” or “KGD”, for incorporation into complete modules by our customer.

The two licensing customers include ITT and the Confidential Licensee.  The Confidential Licensee is a fabless supplier of chipsets that support 2G, 2.5G and 3G mobile standards with engineering design and sales locations in both North America and Asia.  The Confidential Licensee designs and supplies chipsets, and related handset reference designs, predominantly to handset OEMs and ODMs for incorporation into mobile handsets.  Our joint development and marketing agreement is with LGI for the development of wireless radio modules for mobile handset and data card applications.

Since exiting our wireless retail product business in 2005, we have generated no product or royalty revenue from our wireless RF technologies.  We have recognized service revenue in 2007 and 2009 resulting from engineering design services provided to ITT.   We anticipate initial royalty and/or product revenue from one or more of these customer arrangements to commence in 2010.

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

Critical Accounting Policies

We believe that the following are the critical accounting policies affecting the preparation of our consolidated financial statements:

Intangible Assets

Patents, copyrights and other intangible assets are amortized using the straight-line method over their estimated period of benefit.  We estimate the economic lives of our patents and copyrights to be fifteen to twenty years.  We estimate the economic lives of other intangible assets, including licenses, based on estimated technological obsolescence, to be two to five years, which is generally shorter than the contractual lives.   Periodically, we evaluate the recoverability of our intangible assets and take into account events or circumstances that may warrant revised estimates of useful lives or that indicate impairment may exist (“Triggering Event”).  Based on our cumulative net losses and negative cash flows from operations to date, we assess our working capital needs on an annual basis.  This annual assessment of our working capital is considered to be a Triggering Event for purposes of evaluating the recoverability of our intangible assets.  As a result of our evaluation, and the significant excess of our market capitalization over our net book value at December 31, 2009, we determined that no impairment exists with regard to our intangible assets.

Accounting for Share-Based Compensation

We calculate the fair value of share-based equity awards, including restricted stock, stock options and restricted stock units (“RSUs”), on the date of grant and recognize the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards. The fair value of share-based awards is determined using various valuation models which require the use of highly subjective assumptions and estimates including (i) how long employees will retain their stock options before exercising them, (ii) the volatility of our common stock price over the expected life of the equity award, and (iii) the rate at which equity awards will be ultimately be forfeited by the recipients.  Changes in these subjective assumptions can materially affect the estimate of fair value of share-based compensation and consequently, the related amount recognized as expense in the consolidated statements of operations.

Revenue Recognition

We did not recognize any product or royalty revenue in 2009, 2008 or 2007.

We account for service revenue when there is persuasive evidence of an arrangement, services have been rendered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.

We use the percentage-of-completion method of accounting for cost reimbursement-type contracts which specify a certain billable fee amount.  Revenues are recognized as costs are incurred assuming that collection is reasonably assured.  Our cost of sales includes the direct labor costs of personnel providing services under these contracts, as well as indirect costs such as depreciation, amortization and allocated facilities costs.

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

On January 1, 2007 we adopted the provisions for the accounting for uncertainty in income taxes.  This standard prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This standard also provides guidance on recognition and classification of income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

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

On January 1, 2009, we adopted the FASB guidance on determining whether instruments granted in share-based payment transactions are participating securities. This guidance requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as participating securities when computing earnings per share, pursuant to the two-class method. Our awards do not have non-forfeitable rights to dividends or dividend equivalents and, therefore, the adoption of this guidance did not have any impact on our financial statements.

Results of Operations for Each of the Years Ended December 31, 2009, 2008 and 2007

Revenues and Gross Margins

We had no product or royalty revenues for the years ended December 31, 2009, 2008 or 2007.

In October 2009, we were engaged by ITT under a fixed-price service contract to incorporate our d2p commercial integrated circuits into a highly integrated transceiver for purposes of demonstrating the performance of the device to one of ITT’s military customers.  The service contract is valued at approximately $130,000.  For the year ended December 31, 2009, we recognized $64,000 in service revenue and approximately $10,000, or 15% in gross margin related to this contract.  We recorded an additional $51,000 billed under this contract to deferred revenue at December 31, 2009.  We expect to recognize the remaining revenue under this contract in the first quarter of 2010.

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

Cost of sales for engineering services includes the direct labor costs, as well as overhead and other indirect costs including depreciation, amortization and allocated facilities costs.   Indirect costs are allocated to cost of sales on a direct labor hour basis.

We anticipate initial royalty and/or product revenue from one or more of our customer arrangements to commence in 2010.

Research and Development Expenses

Research and development expenses decreased by approximately $1.1 million, or 7.6%, from 2008 to 2009.   This decrease was primarily due to decreases in outside engineering design and consulting fees and software development tools and related maintenance costs.  Our personnel costs, including wages, taxes, benefits, recruitment and travel costs, also decreased from 2008 to 2009, however these decreases were offset by increases in share-based compensation expense.  We also experienced an increase in amortization costs related to our patents and licenses.

Outside engineering design services are utilized to supplement our internal engineering resources and the related fees are generally project-based and vary based on the magnitude and timing of those projects.  Overall, these fees decreased from 2008 to 2009 by approximately $940,000 as a result of the completion of certain development programs late in 2008, offset by new programs initiated in the second half of 2009 which were largely focused on the HEDGE development project.   Software support and related maintenance costs decreased by approximately $265,000 from 2008 to 2009 as a result of re-negotiation of fees with various software providers as part of our cost-reduction measures implemented in late 2008 as well as changes in the software tools necessary to support our product designs.

Research and development personnel expenses, excluding share-based compensation, decreased approximately $240,000 from 2008 to 2009.  This is primarily due to a decrease in cash incentive payments to employees, reduced travel expenses, and a reduction in recruiting costs.  This decrease was offset by an increase of $270,000 in our share-based compensation expense for the same period.  The increase in share-based compensation expense is a result of new equity awards to non-executive employees to offset the impact of the reduced cash incentive programs, as well as the continued attribution of expense for engineering executive and other employee RSU awards made in 2008.

Our patent and license amortization cost increased from 2008 to 2009 by approximately $180,000 due to continued additions to our patent portfolio and the purchase of licenses in 2008 and 2009 related to our product development activities.

Our research and development expenses increased approximately $3.9 million, or 36.6%, from 2007 to 2008.  This increase was primarily due to increases in personnel costs, including employee share-based compensation expense, outside engineering design and consulting fees, prototype production costs, and software development tools and related maintenance costs.

From 2007 to 2008, our charges for outside design services increased approximately $1,710,000.  These increases were a result of projects that were largely completed by the end of 2008.  Software maintenance and support costs for engineering design software increased approximately $230,000 from 2007 to 2008 due to additional software tools and related maintenance costs required for IC design work.

From 2007 to 2008, research and development personnel and related costs, excluding share-based compensation expense, increased approximately $580,000 as a result of compensation increases for existing engineering staff, the addition of personnel, and increased travel expense, offset by decreases in cash incentive bonuses from 2007 to 2008.  Employee share-based compensation increased by approximately

$995,000 from 2007 to 2008, primarily due to the noncash expense related to restricted shares and RSUs issued to engineering executives and other employees in 2008 as long-term incentive compensation and in lieu of cash incentive bonuses.

Prototype IC production costs increased approximately $305,000 from 2007 to 2008 largely due to the addition of a second foundry, TSMC, for prototype runs.  We maintain a fairly regular cycle of prototype chip runs; however, the fabrication costs may vary from period to period based on the materials specified and the number of variants requested on each run.

The markets for our products and technologies are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions.  Our ability to successfully develop and introduce, on a timely basis, new and enhanced products and technologies will be a significant factor in our ability to grow and remain competitive.  Although we anticipate decreases in our research and development expenses in 2010, particularly with regard to outside design services, we are committed to continue investing in our technology and product development and therefore we anticipate that we will use a substantial portion of our working capital for research and development activities in 2010.

Marketing and Selling Expenses

Marketing and selling expenses decreased by approximately $0.5 million, or 19.3%, from 2008 to 2009.  This decrease is primarily due to decreases in outside professional services and personnel and related expenses, partially offset by an increase in share based compensation.

Outside professional services include various consulting and legal fees related to sales and marketing activities.  These fees decreased from 2008 to 2009 by approximately $360,000 as a result of a reduction in public relations and other technical marketing services rendered, coupled with a re-negotiation of fees early in 2009 with certain sales consultants.

Marketing and sales personnel costs, excluding share-based compensation, decreased from 2008 to 2009 by approximately $165,000, primarily as a result of reduced employee head count, the elimination of cash incentive programs, and reduced travel expenses.  This was somewhat offset by an increase in share-based compensation expense of approximately $35,000 for the same period as a result of new equity awards made to employees in 2009 to offset the impact of the elimination of the cash incentive program as well as the continued attribution of expense related to equity awards made in 2008.

Marketing and selling expenses decreased by approximately $0.1 million or 3.7%, from 2007 to 2008.  This decrease was primarily due to decreases in personnel and related costs and non-employee share-based compensation, partially offset by an increase in employee share-based compensation expense and outside professional services.

Marketing and sales personnel costs, excluding share-based compensation, decreased from 2007 to 2008 by approximately $160,000, primarily due to a reduction in employee cash bonuses, partially offset by increases in sales and marketing employee travel costs.   Non-employee share-based compensation decreased approximately $135,000 from 2007 to 2008 primarily as a result of the reversal of previously recognized compensation expense on performance-based options which expired unvested in 2008.  These decreases were partially offset by increases in employee share-based compensation expense of approximately $205,000 primarily due to the noncash expense related to RSUs issued to sales and marketing executives and other employees in 2008 as long-term incentive compensation.  In addition, fees for outside professional services increased from 2007 to 2008 by approximately $65,000.

We are committed to continuing our investment in marketing and selling efforts in order to continue to increase market awareness and penetration of our products and technologies.

General and Administrative Expenses

General and administrative expenses consist primarily of executive, finance and administrative personnel costs and costs incurred for insurance, shareholder relations and outside professional services.  Our general and administrative expenses decreased by approximately $0.3 million, or 4.1%, from 2008 to 2009.  This decrease is due primarily to decreases in cash fees to outside directors along with decreases in corporate travel costs, outside professional fees, and insurance costs.  These decreases were partially offset by increases in share-based compensation expense.

Our outside director cash compensation decreased approximately $250,000 from 2008 to 2009 as a result of non-employee directors waiving their cash director fees in favor of equity compensation for 2009.  This decrease in directors’ cash fees was offset by an increase in share-based compensation of approximately $445,000 from 2008 to 2009.  The increase in share-based compensation is a result of approximately $325,000 in share-based compensation expense related to the value of nonqualified stock options issued to our non-employee directors as payment for director and committee fees in 2009.  In addition, we granted an aggregate of 150,000 share options to two outside consultants resulting in an increase in non-employee share-based compensation of approximately $155,000.

Our outside professional fees decreased by approximately $140,000 from 2008 to 2009 due to a reduction in outside legal services incurred for the period.  In addition, the cost of our directors’ and officers’ liability insurance decreased by approximately $35,000 from 2008 to 2009 due to general market conditions. Our corporate travel costs decreased approximately $110,000 from 2008 to 2009 due to specific measures taken to reduce costs, including the sale of a fractional ownership in an aircraft in January 2009.

Our general and administrative expenses increased by approximately $0.5 million, or 8.6%, from 2007 to 2008.  This increase was primarily due to increases in share-based compensation expense partially offset by decreases in other personnel and related costs, insurance and corporate travel costs.

Share-based compensation expense increased approximately $825,000 from 2007 to 2008, largely due to RSUs issued to named executives and other employees in 2008 as long-term incentive compensation.    Our other personnel costs decreased approximately $140,000 from 2007 to 2008 primarily due to a reduction in cash incentive payments to named executives and other employees.  In addition, our corporate travel costs decreased approximately $75,000 from 2007 to 2008 and the cost of our directors’ and officers’ liability insurance decreased by approximately $85,000 from 2007 to 2008 due to general market conditions.

Interest and Other Income

Interest and other income consist of interest earned on our investments, net gains recognized on the sale of investments, and other miscellaneous income. Interest and other income decreased approximately $0.3 million from 2008 to 2009 and approximately $0.5 million from 2007 to 2008.  These decreases are primarily the result of declining interest rates due to market conditions and more conservative investments, as well as lower average cash balances during the respective periods.

Interest Expense

Interest expense represents interest incurred on capital lease obligations as well as interest incurred in connection with a state property tax filing in 2009.

Loss and Loss per Common Share

Our net loss decreased approximately $1.5 million, or $0.23 per share, from 2008 to 2009.  This decrease is primarily a result of a $1.9 million, or 8%, reduction in operating expenses along with a 25% increase in weighted shares outstanding for the period.

Our net loss increased by approximately $4.9 million, or $0.14 per share, from 2007 to 2008.  This increase is primarily due to a $4.3 million or 22.5% increase in operating expenses, primarily related to research and development activities, offset by a 7% increase in weighted average shares outstanding for the period.

Liquidity and Capital Resources

At December 31, 2009, we had working capital of approximately $12.6 million, which included $13.5 million in cash and cash equivalents.  This represents an increase of approximately $8.6 million over working capital of $4.0 million at December 31, 2008.  The increase in working capital is a result of approximately $24.3 million in proceeds from the sale of equity securities in 2009, less $14.8 million used for operations and $1.0 million used as payment for patents, licenses and fixed assets used in the business during 2009.  Our use of cash in 2009 was offset by $0.2 million proceeds from the sale of property and equipment.  At December 31, 2009, we were not subject to any significant commitments to make additional capital expenditures.

For the year ended December 31, 2008, we used cash of approximately $17.1 for operations and $1.8 million as payments for patent costs, licenses and fixed assets used in operations.  This cash usage was partially offset by $8.9 million in proceeds from the March 2008 sale of equity securities and approximately $1.3 million in proceeds received from the exercise of options and warrants in 2008.

For the year ended December 31, 2007, we received approximately $8.4 million in proceeds from the sale of equity securities and approximately $6.7 million in proceeds from the exercise of approximately 800,000 options and warrants.  These proceeds were offset by the use of approximately $13.5 million in cash for operating activities and approximately $1.4 million for the purchase of property and equipment and for payment of patent costs in 2007.

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products.  Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs incorporating our technologies and our ability to secure a reasonable share of the market through additional product offerings with our current customers and/or the addition of new customers.  We expect that revenue for 2010 will not be sufficient to cover our operational expenses for 2010, and that our expected continued losses and use of cash will be funded from available working capital.  We assessed our short-term liquidity needs based on the assumption that our working capital must be sufficient to cover our operational expenses for 2010 with an assumption of minimal revenue.

We expect our overall operating costs in 2010 will be less than those incurred in 2009 as a result of the elimination and/or deferral of certain expenditures related to product development activities and other cost-reduction measures implemented by us.  We believe our current capital resources and our 2010 cost reduction efforts will be sufficient to support our liquidity requirements through 2010.  In the event that sufficient working capital is not available to meet our 2010 liquidity needs, we believe additional liquidity could be obtained through the surrender of key-man life insurance policies for their cash value and/or additional cost reduction measures.  In addition, we may be able to meet future liquidity needs through the issuance of equity securities under our outstanding shelf registration statements or through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

The long-term continuation of our business plan through 2010 and beyond is dependent upon the generation of sufficient revenues from our technologies and products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private financing and/or further reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or further reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

Off-Balance Sheet Transactions, Arrangements and Other Relationships; Contractual Obligations

As of December 31, 2009, we have outstanding warrants to purchase 2,190,139 shares of common stock that were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001, 2005, 2006 and 2009.  These warrants have exercise prices ranging from $1.88 to $56.66 per share with a weighted average exercise price of $32.16 and a weighted average remaining contractual life of approximately 2 years.  The estimated fair value of these warrants at their date of issuance of $17,767,663 is included in shareholders’ equity in our consolidated balance sheets.  During the year ended December 31, 2009, warrants to purchase 20,000 shares of common stock were exercised at a weighted average exercise price of $1.88, resulting in proceeds of $37,500.  Refer to “Non Plan Options/Warrants” in Note 8 to the consolidated financial statements included in Item 8 for information regarding the outstanding warrants.

Our contractual obligations and commercial commitments at December 31, 2009 were as follows (see “Lease Commitments” in Note 11 to the consolidated financial statements included in Item 8):

Payments due by period
Contractual Obligations:	Total	1 year or less	2-3 Years	4 - 5 years	After 5 years
Capital leases	$60,000	$23,000	$37,000	$0	$0
Operating leases	833,000	582,000	251,000	0	0

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market and economic conditions and is directly influenced by the volatility and liquidity in the markets in which an asset trades.  Our cash equivalents which are primarily comprised of highly liquid money market instruments are subject to interest rate risk.  We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting market risk.

Item 8. Consolidated Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Page

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM	23

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets - December 31, 2009 and 2008	24

Consolidated Statements of Operations - for the years ended December 31, 2009, 2008 and 2007	25

Consolidated Statements of Shareholders’ Equity - for the years ended December 31, 2009, 2008 and 2007	26

Consolidated Statements of Cash Flows - for the years ended December 31, 2009, 2008 and 2007	27

Notes to Consolidated Financial Statements - December 31, 2009, 2008 and 2007	28

FINANCIAL STATEMENT SCHEDULE:

Schedule II – Valuation and Qualifying Accounts	71

Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of ParkerVision, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ParkerVision, Inc. and its subsidiary at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Jacksonville, Florida
March 15, 2010

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

	2009	2008
CURRENT ASSETS:
Cash and cash equivalents	$13,490,612	$4,814,659
Accounts receivable	101,305	0
Prepaid expenses and other	493,157	855,253
Total current assets	14,085,074	5,669,912

PROPERTY AND EQUIPMENT, net	835,963	1,376,582

INTANGIBLE ASSETS, net	10,078,439	10,398,521

OTHER ASSETS	545,945	530,884
Total assets	$25,545,421	$17,975,899

CURRENT LIABILITIES:
Accounts payable	$264,059	$811,381
Accrued expenses:
Salaries and wages	269,630	265,117
Professional fees	749,864	277,422
Other accrued expenses	60,014	168,847
Deferred rent, current portion	113,282	104,458
Deferred revenue	50,733	0
Total current liabilities	1,507,582	1,627,225

LONG TERM LIABILITIES
Capital lease, net of current portion	37,495	0
Deferred rent, net of current portion	117,038	238,470
Total long term liabilities	154,533	238,470
Total liabilities	1,662,115	1,865,695

COMMITMENTS AND CONTINGENCIES (Notes 8, 9 and 11)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 41,160,335 and 26,716,080 shares issued and outstanding at December 31, 2009 and 2008, respectively	411,603	267,161
Warrants outstanding	17,767,663	17,335,777
Additional paid-in capital	217,919,771	189,193,386
Accumulated deficit	(212,215,731)	(190,686,120)
Total shareholders' equity	23,883,306	16,110,204
Total liabilities and shareholders' equity	$25,545,421	$17,975,899

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007

Engineering services revenue	$64,412	$0	$283,675
Cost of sales	54,440	0	251,314
Gross margin	9,972	0	32,361

Research and development expenses	13,504,799	14,618,903	10,700,181
Marketing and selling expenses	2,092,148	2,594,010	2,692,887
General and administrative expenses	5,962,309	6,219,188	5,729,136
Total operating expenses	21,559,256	23,432,101	19,122,204

Interest and other income	36,085	358,204	876,421
Interest expense	(16,412)	0	0
Total interest and other income	19,673	358,204	876,421

Net loss	$(21,529,611)	$(23,073,897)	$(18,213,422)

Basic and diluted net loss per common share	$(0.65)	$(0.88)	$(0.74)

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
Common shares – beginning of year	26,716,080	25,182,892	23,387,566
Issuance of common stock upon exercise of options and warrants	20,000	185,143	802,885
Issuance of common stock in public and private offerings	14,244,963	1,240,199	992,441
Share-based compensation	179,292	107,846	0
Common shares – end of year	41,160,335	26,716,080	25,182,892

Par value of common stock – beginning of year	$267,161	$251,829	$233,876
Issuance of common stock upon exercise of options and warrants	200	1,852	8,029
Issuance of common stock in public and private offerings	142,449	12,402	9,924
Share-based compensation	1,793	1,078	0
Par value of common stock – end of year	$411,603	$267,161	$251,829

Warrants outstanding – beginning of year	$17,335,777	$17,492,097	$20,290,878
Exercise of warrants	(21,000)	(156,320)	(2,798,781)
Issuance of warrants in connection with public offering	452,886	0	0
Warrants outstanding – end of year	$17,767,663	$17,335,777	$17,492,097

Additional paid-in capital – beginning of year	$189,193,386	$174,282,736	$154,056,663
Issuance of common stock upon exercise of options and warrants	58,300	1,561,857	9,534,984
Issuance of common stock in public and private offerings	23,676,222	8,921,299	8,390,324
Share-based compensation	4,991,863	4,427,494	2,300,765
Additional paid-in capital – end of year	$217,919,771	$189,193,386	$174,282,736

Accumulated deficit – beginning of year	$(190,686,120)	$(167,612,223)	$(149,398,801)
Net loss	(21,529,611)	(23,073,897)	(18,213,422)
Accumulated deficit – end of year	$(212,215,731)	$(190,686,120)	$(167,612,223)

Total shareholders’ equity – beginning of year	$16,110,204	$24,414,439	$25,182,616
Issuance of common stock upon exercise of options and warrants	37,500	1,407,389	6,744,232
Issuance of common stock and warrants in private and public offerings	24,271,557	8,933,701	8,400,248
Share-based compensation	4,993,656	4,428,572	2,300,765
Net loss	(21,529,611)	(23,073,897)	(18,213,422)
Total shareholders’ equity – end of year	$23,883,306	$16,110,204	$24,414,439

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,529,611)	$(23,073,897)	$(18,213,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,741,199	1,620,550	1,649,014
Share-based compensation	4,993,656	4,243,494	2,327,522
Impairment loss on asset held for sale	0	30,700	0
(Gain) loss on sale of equipment and other assets	(1,332)	24,756	17,860
Changes in operating assets and liabilities:
Accounts receivable	(101,305)	0	0
Prepaid and other assets	347,035	115,986	8,212
Accounts payable and accrued expenses	(201,851)	43,093	750,663
Deferred rent	(112,608)	(96,710)	(81,276)
Deferred revenue	50,733	0	0
Total adjustments	6,715,527	5,981,869	4,671,995
Net cash used in operating activities	(14,814,084)	(17,092,028)	(13,541,427)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(74,878)	(141,521)	(469,916)
Purchase of licenses	(100,000)	(694,000)	0
Payment for patent costs	(818,369)	(941,986)	(957,833)
Proceeds from sale of property and equipment	185,977	0	0
Net cash used in investing activities	(807,270)	(1,777,507)	(1,427,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in public and private offerings	24,271,557	8,933,701	8,400,248
Proceeds from exercise of options and warrants	37,500	1,349,661	6,744,232
Principal payments on capital lease obligation	(11,750)	0	0
Net cash provided by financing activities	24,297,307	10,283,362	15,144,480

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,675,953	(8,586,173)	175,304

CASH AND CASH EQUIVALENTS, beginning of year	4,814,659	13,400,832	13,225,528

CASH AND CASH EQUIVALENTS, end of year	$13,490,612	$4,814,659	$13,400,832

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008 and 2007

1.  THE COMPANY AND NATURE OF BUSINESS

We were incorporated under the laws of the state of Florida on August 22, 1989 and currently operate in a single segment - wireless technologies and products.

We are in the business of designing, developing and selling our proprietary radio frequency (“RF”) technologies and products for use in semiconductor circuits for wireless communication products.  Our business is expected to include licensing of our intellectual property and/or the sale of integrated circuits based on our technology for incorporation into wireless devices designed by our customers.  Our business also includes the joint development and marketing of wireless radio modules that incorporate our technologies.  In addition, from time to time, we provide engineering consulting and design services to our customers, for a negotiated fee, to assist them in developing prototypes and/or products incorporating our technologies.

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

We have incurred losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sale of our equity securities to fund our operations.   For the year ended December 31, 2009, we incurred a net loss of approximately $21.5 million and negative cash flows from operations of approximately $14.8 million.  At December 31, 2009, we had an accumulated deficit of approximately $212.2 million and working capital of approximately $12.6 million.

We expect that revenue for 2010 will not be sufficient to cover our operational expenses for 2010, and that our expected continued losses and use of cash will be funded from available working capital.  We assessed our short-term liquidity needs based on the assumption that our working capital must be sufficient to cover our operational expenses for 2010 with an assumption of minimal revenue.

We expect our overall operating costs in 2010 will be less than those incurred in 2009 as a result of the elimination and/or deferral of certain expenditures related to product development activities and other cost-reduction measures implemented by us.  We believe our current capital resources and our 2010 cost reduction efforts will be sufficient to support our liquidity requirements through 2010.  In the event that sufficient working capital is not available to meet our 2010 liquidity needs, we believe additional liquidity could be obtained through the surrender of key-man life insurance policies for their cash value and/or additional cost reduction measures.  In addition, we may be able to meet future liquidity needs through the issuance of equity securities under our outstanding shelf registration statements or through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

The long-term continuation of our business plan through 2010 and beyond is dependent upon the generation of sufficient revenues from our technologies and products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private financing and/or further reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or further reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
We formed a wholly owned subsidiary, D2D, LLC on October 2, 2000.  The consolidated financial statements include the accounts of ParkerVision, Inc. and D2D, LLC, after elimination of all significant inter-company transactions and balances.

Basis of Presentation
Our financial statements are prepared in accordance with generally accepted accounting principles.   Certain reclassifications have been made to the 2008 and 2007 consolidated financial statements in order to conform to the 2009 presentation.

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

Cash and Cash Equivalents
We consider cash and cash equivalents to include cash on hand, interest-bearing deposits, overnight repurchase agreements and investments with original maturities of three months or less when purchased.  Our financial assets at December 31, 2009 consist of money market securities, which are included in cash and cash equivalents in the accompanying balance sheets (see note 14).

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

Intangible Assets
Patents, copyrights and other intangible assets are amortized using the straight-line method over their estimated period of benefit.  We estimate the economic lives of our patents and copyrights to be fifteen to twenty years.  We estimate the economic lives of other intangible assets, including licenses, based on estimated technological obsolescence, to be two to five years, which is generally shorter than the contractual lives.   Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists.

Accounting for Share-Based Compensation
We have various share-based compensation programs, which provide for equity awards including stock options and restricted stock. We calculate the fair value of share-based equity awards on the date of grant and recognize the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards.  We estimate the fair value of each equity award on the date of grant using the Black-Scholes option valuation model or the Monte Carlo simulation fair value model for awards that contain market conditions.  These valuation models require the use of highly subjective assumptions and estimates including (i) how long employees will retain their stock options before exercising them, (ii) the volatility of our common stock price over the expected life of the equity award, and (iii) the rate at which equity awards will be ultimately be forfeited by the recipients.  Such estimates, and the basis for our conclusions regarding such estimates, are outlined in detail in Note 8.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

We elected to adopt the alternative short cut method for determining the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of employee share-based compensation and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows for the income tax effects of employee share-based compensation awards that were outstanding upon the adoption of ASC 718.

Revenue Recognition
We did not recognize any product or royalty revenue in 2009, 2008 or 2007.

We account for service revenue using the percentage-of-completion method of accounting for cost reimbursement-type contracts which specify a certain billable fee amount.  Revenues are recognized as costs are incurred assuming that collection is reasonably assured.  Our cost of sales includes the direct labor costs of engineering staff providing services under these contracts, as well as indirect costs including depreciation and allocated facilities costs.

Research and Development Expenses
Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third party contractors, prototype expenses, maintenance costs for software development tools, depreciation, amortization, and an allocated portion of facilities costs.

Loss per Common Share
Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each year.  Diluted loss per common share is the same as basic loss per common share as all potential common shares are excluded from the calculation, as their effect is anti-dilutive.  The weighted-average number of common shares outstanding for the years ended December 31, 2009, 2008 and 2007, was 32,963,816, 26,341,213, and 24,620,727, respectively. Options and warrants to purchase 6,019,121, 5,620,339, and 6,631,255 shares of common stock that were outstanding at December 31, 2009, 2008 and 2007 respectively, were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

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

From time to time, we have issued equity awards in the form of options, RSUs, and restricted stock awards as compensation to our employees, outside consultants and non-executive directors  (see Note 8).

In connection with one of the offerings of shares of our common stock on March 3, 2009, we issued warrants to purchase 431,320 shares of common stock (see Note 9).  These warrants were recorded at their relative fair value of approximately $453,000.

We maintain key-man life insurance policies on two of our named executive officers.  In 2009, policy premiums, totaling an aggregate of approximately $46,000, were paid through the use of the annual policy dividends and a loan against the cash surrender value of one policy for approximately $9,000.   The cash surrender value of these policies as determined by the insurance carrier is approximately $524,000 and is recognized in our other assets on our balance sheet.

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

On January 1, 2007 we adopted the provisions for the accounting for uncertainty in income taxes.  This standard prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on recognition and classification of income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

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

On January 1, 2009, we adopted the FASB guidance on determining whether instruments granted in share-based payment transactions are participating securities. This guidance requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as participating securities when computing earnings per share, pursuant to the two-class method. Our awards do not have non-forfeitable rights to dividends or dividend equivalents and, therefore, the adoption of this guidance did not have any impact on our financial statements.

4.  PREPAID EXPENSES AND OTHER

Prepaid expenses and other assets consisted of the following at December 31, 2009 and 2008:

	2009	2008
Prepaid insurance	$363,036	$425,771
Other prepaid expenses	126,109	424,020
Other current assets	4,012	5,462
	$493,157	$855,253

5.  PROPERTY AND EQUIPMENT, NET

Property and equipment, at cost, consisted of the following at December 31, 2009 and 2008:

	2009	2008
Equipment and software	$8,506,363	$8,697,497
Leasehold improvements	779,343	779,343
Aircraft (held for sale)	0	200,550
Furniture and fixtures	494,561	494,561
	9,780,267	10,171,951
Less accumulated depreciation and amortization	(8,944,304)	(8,795,369)
	$835,963	$1,376,582

Depreciation expense related to property and equipment was $502,748, $562,119, and $718,476, in 2009, 2008, and 2007, respectively.  Depreciation expense for 2009 included $6,063 related to our capital lease obligation for office equipment.

In October 2008, we entered into a firm commitment to sell our ownership percentage in an aircraft.  The net carrying value of this asset was written down to approximately $185,000, representing the quoted selling price of the asset less the estimated costs to sell.   An impairment loss of $30,700 was included in the accompanying statement of cash flows and in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2008.  We completed the sale of this asset in January 2009 and the proceeds from the sale are included in the accompanying statement of cash flows for the year ended December 31, 2009.

6.  INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2009 and 2008:

	2009
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$16,109,140	$6,351,237	$9,757,903
Prepaid licensing fees	794,000	473,464	320,536
	$16,903,140	$6,824,701	$10,078,439

	2008
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$15,290,771	$5,414,668	$9,876,103
Prepaid licensing fees	1,399,000	876,582	522,418
	$16,689,771	$6,291,250	$10,398,521

Periodically, we evaluate the recoverability of our intangible assets and take into account events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists (“Triggering Event”).  Based on our cumulative net losses and negative cash flows from operations to date, we assess our working capital needs on an annual basis.  This annual assessment of our working capital is considered to be a Triggering Event for purposes of evaluating the recoverability of our intangible assets.  As a result of our evaluation, and the significant excess of our market capitalization over our net book value at December 31, 2009, we determined that no impairment exists with regard to our intangible assets.

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

Amortization expense for the years ended December 31, 2009, 2008 and 2007 is as follows:

		Amortization Expense
	Weighted average estimated life (in years)	2009	2008	2007

Patents and copyrights	17	$936,569	$886,849	$831,788
Prepaid licensing fees	2	301,882	171,582	98,750
Total amortization		$1,238,451	$1,058,431	$930,538

Future estimated amortization expenses for other assets that have remaining unamortized amounts as of December 31, 2009 were as follows:

2010	$1,237,407
2011	966,186
2012	916,558
2013	888,082
2014	865,609
2015 and thereafter	5,204,597

7.  INCOME TAXES AND TAX STATUS

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Tax benefit at statutory rate	$(7,320,067)	$(7,845,125)	$(6,192,563)
State tax benefit	(753,536)	(807,586)	(637,470)
Increase in valuation allowance	8,216,530	6,707,907	6,276,369
Research and development credit	(375,401)	1,782,165	118,540
Other	232,474	162,639	435,124
	$0	$0	$0

Our deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of our assets and liabilities at December 31, 2009 and 2008:

	2009	2008
Gross deferred tax assets:
Net operating loss carryforward	$73,496,231	$68,465,225
Research and development credit	7,041,183	6,739,863
Patents and other	1,466,849	1,285,415
Stock compensation	2,895,368	2,066,316
Deferred revenue	19,025	0
Accrued liabilities	70,854	65,612
	84,989,510	78,622,431
Less valuation allowance	(84,972,698)	(78,549,679)
	16,812	72,752
Gross deferred tax liabilities:
Fixed assets	16,812	72,752
	16,812	72,752
Net deferred tax asset	$0	$0

No current or deferred tax provision or benefit was recorded for 2009, 2008, and 2007 as a result of current losses and full deferred tax valuation allowances for all periods.  We have recorded a valuation allowance to state our deferred tax assets at their estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.  At December 31, 2009, we had cumulative net operating losses (“NOL”) and research and development (“R&D”) tax credit carry-forwards for income tax purposes of $199,578,661 and $7,041,183 respectively, which expire in varying amounts from 2010 through 2029.  The cumulative NOL carry-forward is net of $3,698,341 in carry-forwards from 1993 and 1994 which expired unused in 2008 and 2009.  Our ability to benefit from the NOL and R&D tax credit carry-forwards could be limited under certain provisions of the Internal Revenue Code if ownership of ParkerVision changes by more than 50%, as defined by Section 382 of the Internal Revenue Code of 1986 (“Section 382”).

Uncertain Tax Positions
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We have identified our Federal and Florida tax returns as our only major jurisdictions, as defined.  The periods subject to examination for those returns are the 1995 through 2009 tax years.

During 2008 and 2009, we conducted a study of our NOL and R&D credit carry-forwards since the Company’s formation under Section 382.   Under Section 382, an ownership change may limit the amount of NOL and R&D credit carry-forwards that can be used annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  Based on the results of our study, we have determined that we do not have any ownership changes on or prior to December 31, 2009 which would result in limitations of our NOL and R&D credit carry-forwards under Section 382.

In addition, during 2008, we conducted tax studies related to our R&D tax credits from 1994 to 2007.  Based on our findings, our qualified research expenditures were overstated in prior periods resulting in an adjustment to our cumulative R&D and cumulative NOL tax credit carry-forwards.   The adjustment, aggregating $4,452,021 million, was recognized on our 2008 federal and state tax returns as a reduction in R&D credit carry-forward with a corresponding increase to our cumulative NOL carry-forward.  This adjustment had no impact on our consolidated financial statements.

At December 31, 2009, we had an unrecognized tax benefit of approximately $1.4 million.  A reconciliation of the amount recorded for unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 is as follows:

	For the years ended December 31,
	2009	2008	2007
Unrecognized tax benefits – beginning of year	$1,369,614	$2,629,296	$1,841,995
Gross increases – tax positions in prior period	0	3,192,339	787,301
Gross decrease – current period tax positions	0	0	0
Change in Estimate	0	(4,452,021)	0
Lapse of statute of limitations	0	0	0
Unrecognized tax benefits – end of year	$1,369,614	$1,369,614	$2,629,296

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

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits.  For the years ended December 31, 2009, 2008 and 2007, we did not incur any income tax-related interest income, expense or penalties.

8.  SHARE-BASED COMPENSATION:

We did not capitalize any expense related to share-based payments.  The following table presents share-based compensation expense included in our consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007, respectively:

	Year ended December 31,
	2009	2008	2007
Cost of sales	$0	$0	$20,627
Research and development expense	1,967,780	1,695,265	701,042
Sales and marketing expense	576,539	543,083	423,675
General and administrative expense	2,449,337	2,005,146	1,182,178
Total share-based expense	$4,993,656	$4,243,494	$2,327,522

As of December 31, 2009, there was $4,031,016 of total unrecognized compensation cost, net of estimated forfeitures, related to all non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted-average period of 1.42 years.

Stock Incentive Plans

1993 Stock Plan
We adopted a stock plan in September 1993 (the “1993 Plan”).  As of September 10, 2003, the Company was no longer able to issue grants under the 1993 Plan.  The 1993 Plan, as amended, provided for the grant of options and other stock awards to employees, directors and consultants, not to exceed 3,500,000 shares of common stock.  Options granted to employees and consultants under the 1993 Plan vested for periods up to ten years and were exercisable for a period of five years from the date the options vested. Options granted to directors under the 1993 Plan were exercisable immediately and expire ten years from the date of grant.

2000 Performance Equity Plan
We adopted a performance equity plan in July 2000 (the “2000 Plan”). The 2000 Plan provides for the grant of options and other stock awards to employees, directors and consultants, not to exceed 5,000,000 shares of common stock. The plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, stock bonuses and various stock benefits or cash.  Awards granted to employees and consultants under the 2000 Plan generally vest over three to five years.  Awards granted to directors under the 2000 Plan are generally exercisable within one year.  Options awarded under the 2000 Plan are generally exercisable for seven to ten years from the grant date.  Forfeited and expired options under the 2000 Plan become available for reissuance.   At December 31, 2009, 283,451 shares of common stock were available for future grants.

2008 Equity Incentive Plan
We adopted a performance equity plan in August 2008 (the “2008 Plan”).  The 2008 Plan provides for the grant of stock-based awards to employees (excluding named executives), directors and consultants, not to exceed 500,000 shares of common stock.  The Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, and other stock based awards.  Forfeited and expired options under the 2008 Plan become available for reissuance.  At December 31, 2009, 312,890 shares of common stock were available for future grants.

Restricted Stock Awards
Restricted stock awards are issued as executive and employee incentive compensation and as payment for services to others.  The value of the award is based on the closing price of our common stock on the date of grant.  Restricted stock awards are generally immediately vested.   During 2009, we granted our employees an aggregate of 17,585 immediately vested shares of restricted stock under the 2008 Plan valued at approximately $57,000.   We had no unvested restricted stock awards at December 31, 2009, 2008, or 2007 and no restricted stock awards were forfeited during 2009.

Restricted Stock Units
In 2008, we implemented a RSU program to supplement our stock option compensation programs.  We have granted RSUs to employees and non-employee directors under the 2000 Plan.  Each RSU represents a right to one share of our common stock, upon vesting.  The RSUs are not entitled to voting rights or dividends, if any, until vested.  A summary of the status of non-vested RSUs as of December 31, 2009, and changes during the year ended December 31, 2009 is presented below:

	Non-vested Shares
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2009	619,767	$10.80
Granted	17,500	3.93
Vested	(164,207)	10.68
Forfeited	(9,200)	10.13
Non-vested at December 31, 2009	463,860	10.60

The total fair value of RSUs vested in 2009 is $1,752,963.  The non vested RSUs at December 31, 2009 include 240,000 RSUs awarded to named executives and other officers in 2008 that vest on the earlier of (i) the third anniversary of the grant date or (ii) such earlier date that the price of our common stock achieves certain performance levels as defined in the agreements.  As of December 31, 2009, none of the price performance levels had been achieved and therefore no vesting was accelerated.

The fair value of RSU awards is determined using the closing price of our common stock on the date of grant.  Compensation expense related to RSUs is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.  For service-based RSUs the requisite service period is the vesting period, generally three years.  For RSUs with market conditions, the requisite service period was determined using a Monte Carlo simulation model.

Stock Options
The following table presents a summary of option activity under the 1993, 2000, and 2008 Plans (collectively, the “Stock Plans”) for the year ended December 31, 2009:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	3,726,520	$18.61
Granted	534,850	$3.04
Exercised	0	-
Forfeited	(401,274)	$39.09
Expired	(81,114)	$19.73
Outstanding at end of year	3,778,982	$14.20	3.46	$2,000
Exercisable at end of year	3,413,584	$15.17	3.19	$2,000

The aggregate intrinsic value of options exercised under the Stock Plans during 2009, 2008, and 2007 was $0, $717,721, and $806,528, respectively.  The weighted average fair value of option shares granted during the years ended December 31, 2009, 2008 and 2007 was $1.82, $6.98, and $7.55, respectively.  The total fair value of option shares vested during the years ended December 31, 2009, 2008, and 2007 was $2,437,770, $2,761,352, and $2,014,874, respectively.

On May 20, 2009, we granted stock options to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $2.98 per share to an outside consultant under the 2000 Plan as compensation under a consulting agreement.   The options vest in equal monthly increments over the fifteen month term of the agreement and any vested options are exercisable for seven years from the grant date.  Upon thirty days notice, the consulting agreement may be terminated and any unvested options will be cancelled.   The fair value of this option is estimated at each interim reporting date using the Black-Scholes option pricing model.  As of December 31, 2009, an aggregate of 46,669 option shares were vested and the fair value of the option was determined using the Black-Scholes option pricing model with an expected term equal to the remaining contractual life of 6.4 years, volatility of 84.8% and a risk-free interest rate of 3.4%.  Expense related to this option was approximately $108,000 for the year ended December 31, 2009.

The fair value of all other option grants under the Stock Plans for the years ended December 31, 2009, 2008, and 2007 respectively, was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2009	2008	2007
Expected option term 1	3 to 5.5 years	4 to 7 years	4 to 7 years
Expected volatility factor 2	85.0% to 91.1%	66.4% to 70.9%	65.8% to 74.0%
Risk-free interest rate 3	1.3% to 2.5%	1.5% to 3.7%	3.6% to 5.0%
Expected annual dividend yield	0%	0%	0%

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

A summary of non-plan option and warrant activity as of December 31, 2009 and changes during the year then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	1,893,819	$31.21
Granted	481,320	2.02
Exercised	(20,000)	1.88		$21,700
Forfeited	0	-
Expired	(115,000)	23.15
Outstanding at end of year	2,240,139	$25.61	2.02 years	$0
Exercisable at end of year	2,215,139	$25.86	1.99 years	$0

On July 1, 2009, we granted stock options to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $3.27 per share to an outside consultant as compensation under a consulting agreement.  These options are for unregistered shares that have “piggy-back” registration rights on subsequent registration statements.  The options vest in equal monthly increments over the twelve month term of the agreement and any vested options are exercisable for five years from the grant date.  Upon ninety days notice, the consulting agreement may be terminated and any unvested options will be cancelled.   The fair value of this option is estimated at each interim reporting date during the option term using the Black-Scholes option pricing model.  As of December 31, 2009, an aggregate of 25,002 option shares were vested and the fair value of the option was determined using the Black-Scholes option pricing model with an expected term equal to the remaining contractual life of 4.5 years, volatility of 85.4% and a risk-free interest rate of 2.7%.  Expense related to this option was approximately $46,000 for the year ended December 31, 2009.

In connection with one of the three offerings of shares of our common stock on March 3, 2009, we issued warrants to purchase 431,320 shares of common stock (see Note 9).  These warrants were recorded at their relative fair value of approximately $453,000.

The aggregate intrinsic value of non-plan options and warrants exercised during 2009, 2008, and 2007 was $21,700, $71,488, and $2,805,211, respectively.  Of the non plan warrants and options outstanding at December 31, 2009, warrants representing 2,190,139 shares were issued in connection with the sale of equity securities in various public and private placement transactions in 2000, 2001, 2005, 2006, and 2009.  The estimated fair value of these warrants at the time of issuance of $17,767,663 is included in shareholders’ equity in the consolidated balance sheets.

The options and warrants outstanding at December 31, 2009 under all plans, including the non-plan options and warrants, have exercise price ranges, weighted average contractual lives, and weighted average exercise prices as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable at December 31, 2009	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life

$1.63 - $2.98	521,320	$2.08	4.56	467,989	$1.98	4.35
$2.99 - $4.66	542,640	3.31	6.02	300,515	3.42	5.83
$4.67 - $7.08	538,960	5.73	3.91	528,960	5.70	3.89
$7.25 - $10.98	1,865,435	8.97	2.65	1,832,218	8.94	2.62
$11.10 - $17.50	264,865	12.46	4.35	213,140	12.58	4.16
$18.94 - $29.96	824,217	23.61	1.48	824,217	23.61	1.48
$31.00 - $48.00	932,209	38.18	1.50	932,209	38.18	1.50
$56.66 - $56.66	529,475	56.66	2.14	529,475	56.66	2.14
	6,019,121	18.45	2.92	5,628,723	19.38	2.72

Upon exercise of options and warrants under all plans, we issue new registered shares of our common stock.  Cash received from option and warrant exercises under all share-based payment arrangements for the years ended December 31, 2009, 2008, and 2007 was $37,500, $1,349,661, and $6,744,232, respectively.  No tax benefit was realized for the tax deductions from exercise of the share-based payment arrangements for the years ended December 31, 2009, 2008 and 2007 as the benefits were fully offset by a valuation allowance (see Note 7).

9.  STOCK AUTHORIZATION AND ISSUANCE

Preferred Stock
ParkerVision has 15,000,000 shares of preferred stock authorized for issuance at the direction of the board of directors.  As of December 31, 2009, we had no outstanding preferred stock.

On November 17, 2005, the board of directors designated 100,000 shares of authorized preferred stock as the Series E Preferred Stock in conjunction with its adoption of a Shareholder Protection Rights Agreement (Note 10).

Common Stock and Warrants
We have filed two shelf registration statements with the SEC for purposes of providing flexibility to raise funds from the offering of various securities over a period of three years, subject to market conditions.

Securities offered under the shelf registration statements may be used to fund working capital, capital expenditures, vendor purchases, and other capital needs.  The first shelf registration statement was filed on January 5, 2009 (File No. 333-156571) and declared effective on January 20, 2009 (“January 2009 Shelf”) for the offering of up to $25 million in securities.  The second shelf registration statement was filed on September 14, 2009 (File No. 333-161903) and was declared effective on September 30, 2009 (“September 2009 Shelf”) for the offering of up to $50 million in securities.

On November 10, 2009, we entered into a purchase agreement for the sale of 8,000,000 shares of our common stock at a price of $2.00, par value $0.01 per share, under the September 2009 Shelf.  Piper Jaffray & Co. (“Piper Jaffray”) acted as underwriter for the Company. The Underwriter agreed to purchase the Shares from the Company pursuant to the Purchase Agreement at a discount of $0.14 per share, representing 7.0% of the public offering price, for an aggregate discount of $1,120,000.  The aggregate net proceeds from this offering after underwriter discounts, placement fees and other offering expenses, was approximately $14.6 million which will be used for general working capital purposes.  This offering represented 19.4% of our outstanding common stock on an after-issued basis.

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

In connection with the Unit Offering and the Common Stock Offering, we also sold an aggregate of 354,054 shares of our common stock at a price per share of $1.85 to an affiliate of an executive officer and two directors of our company (the “Management Offering”).

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

In addition to sales tax payable on base rental amounts, certain leases obligate us to pay pro-rated annual operating expenses for the properties.  Rent expense for properties, for the years ended December 31, 2009, 2008, and 2007 was $460,321, $465,820, and $517,188, respectively.

In addition, we lease certain equipment, primarily for research and development activities, under non-cancelable operating leases with lease terms of less than one year.  Equipment rental expense for the years ended December 31, 2009, 2008 and 2007 was $234,627, $211,112, and $220,169, respectively.

Future minimum lease payments under all non-cancelable operating leases and capital leases that have initial or remaining terms in excess of one year as of December 31, 2009 were as follows:

Contractual Obligations:	2010	2011	Total
Capital leases	$23,000	$37,000	$60,000
Operating leases	582,000	251,000	833,000

On January 1, 2007, we adopted the provisions for the accounting for uncertainty in income taxes.  The total amount of gross unrecognized tax benefits for uncertain tax positions at December 31, 2009 was $1,369,614.  Payment of these obligations would result from settlements with taxing authorities.  Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above.

Legal Proceedings
We are subject to legal proceedings and claims which arise in the ordinary course of our business.  We believe, based upon advice from outside legal counsel, that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

12.  RELATED-PARTY TRANSACTIONS

On November 16, 2009, the Parker Trust, a trust for the benefit of the dependents of Jeffrey Parker, our chairman and chief executive officer, purchased 50,000 shares of our common stock in an offering underwritten by Piper Jaffray.  In addition, Stacie Wilf, sister to Jeffrey Parker, purchased 155,000 shares in the same offering.   The shares were purchased at the offering price of $2.00 per share.

On March 3, 2009, we sold 354,054 shares of our common stock at a price per share of $1.85 in a Management Offering.  The Parker Trust purchased 270,272 shares of our common stock and Robert Sterne and Papken der Torossian, each a director of ours, purchased 2,701 and 81,081 shares of our common stock, respectively.

On March 5, 2008, we sold 129,200 shares of our common stock in a private placement transaction to our chief executive officer, Jeffrey Parker at a price of $7.74 per share.

We paid approximately $909,000, $1,160,000, and $1,129,000 in 2009, 2008, and 2007, respectively, for patent-related legal services to a law firm, of which Robert Sterne, one of our directors since September 2006, is a partner.

13.  CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to a concentration of credit risk principally consist of cash and cash equivalents.  At December 31, 2009, we had cash balances on deposit with banks that exceeded the balance insured by the F.D.I.C.  We maintain our cash investments with what management believes to be quality financial institutions and limit the amount of credit exposure to any one institution.

14.  FAIR VALUE MEASUREMENTS

On January 1, 2008, we adopted the FASB guidance that defines fair value, establishes a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The standard describes three levels of inputs that may be used to measure fair value: (i) Level 1: Quoted prices in active markets for identical or similar assets and liabilities; (ii) Level 2: Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities, and (iii) Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our financial assets and liabilities are limited to money market securities.  The value of those money market securities at December 31, 2009 and 2008 is included in the following:

		Fair Value Measurements Using
	Money market securities value at	Quoted prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009	$11,402,000	$11,402,000	-	-
December 31, 2008	4,584,000	4,584,000	-	-

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data presented below is in thousands except for per share data:

	For the three months ended				For the year ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	December 31, 2009

Revenues	$0	$0	$0	$64	$64
Gross margin	0	0	0	10	10
Net loss	(5,142)	(5,757)	(5,746)	(4,885)	(21,530)

Basic and diluted net loss per common share	$(0.18)	$(0.17)	$(0.17)	$(0.13)	$(0.65)

	For the three months ended				For the year ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	December 31, 2008

Revenues	$0	$0	$0	$0	$0
Gross margin	0	0	0	0	0
Net loss	(4,902)	(5,831)	(6,613)	(5,728)	(23,074)

Basic and diluted net loss per common share	$(0.19)	$(0.22)	$(0.25)	$(0.21)	$(0.88)

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of December 31, 2009.

Based on such evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2009, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the SEC is (1) recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC and (2) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Under the rules of the SEC, “internal control over financial reporting’’ is defined as a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Internal control over financial reporting includes maintaining records, that in reasonable detail, accurately and fairly reflect our transactions and our dispositions of assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America; provide reasonable assurance that receipts and expenditures of company assets are made only in accordance with management authorization; and provide reasonable assurance regarding the prevention or the timely detection of the unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in  Internal Control—Integrated Framework . Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2009.

Attestation Report of the Independent Registered Certified Public Accounting Firm

PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited the financial statements included in this Form 10-K, has attested to, and reported on, the effectiveness of our internal control over financial reporting.  Their report is included in “Report of Independent Registered Certified Public Accounting Firm” included in Item 8.

Changes in Internal Control over Financial Reporting

For the three month period ended December 31, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

Our directors, including their ages, backgrounds and qualifications are as follows:

Name, Age	Director Since	Background	Qualifications
Jeffrey Parker, 53	1989	• Our Chairman of the Board and Chief Executive Officer since our inception in 1989 • Our President from April 1993 to June 1998 • Holds 27 U.S. patents	• One of our founders • As Chief Executive Officer, has relevant insight into our operations, our industry and related risks • Experience bringing disruptive technologies to market
David Sorrells, 51	1997	• Our Chief Technical Officer since 1996 • Our Engineering Manager from 1990 to 1996 • Holds 101 U.S. patents	• One of the leading inventors of our core technologies • Has an in-depth understanding of our technologies and their relevance to our target markets
William Hightower, 66	1999
• Our President from September 2003 to his retirement in November 2004.
• President, Chief Operating Officer and a Director of Silicon Valley Group, Inc., (SVGI), (publicly-held designer and builder of semiconductor capital equipment tools for chip manufacturers) from August 1997 to May 2001
• Chairman and Chief Executive Officer of CADNET Corporation (privately held developer of network software solutions for architectural industry) from January 1996 to August 1997
• President and Chief Executive Officer of Telematics International, Inc. (networking and communication products manufacturer) from August 1989 to January 1996)

• Extensive experience as executive officer and operating officer for both public and private companies in a number of industries, including telecommunications.
• Longevity on our board provides a historical perspective and a relevant understanding of our target markets and industry

John Metcalf, 59	2004
• Chief Financial Officer partner with Tatum LLC (executive services and consulting firm) since November 2002
• 18 years experience as a chief financial officer, most recently at Electro Scientific Industries, Inc. (provider of high-technology manufacturing equipment to the global electronics market) from July 2006 until his retirement in September 2007 and at Siltronic (a silicon wafer manufacturer) from June 2004 to July 2006
• Member of the Board of Directors and Chairman of the Audit Committee for EnergyConnect Group, Inc. from June 2007 to present

• Extensive experience in the semiconductor industry
• In-depth understanding of generally accepted accounting principles, financial statements and SEC reporting requirements
• Satisfies the audit committee requirement for financial expertise

Name, Age	Director Since	Background	Qualifications
William Sammons, 89	1993
• President of the North American operations of Carrier Corporation from 1981 until his retirement in 1985
• Prior to 1981, held management and executive general management responsibilities in all aspects of the air conditioning industry
• Graduate degree in Electrical Engineering from Massachusetts Institute of Technology

• Service on our board of directors since our initial public offering brings a historical perspective and a relevant understanding of our target markets and industry
• Relevant business experience with regard to the successful interaction between small start-up companies and their significantly larger customers

Robert Sterne, 58	2006	• Partner of the law firm of Sterne, Kessler, Goldstein & Fox, PLLC (specializing in patent and other intellectual property law) since 1978 • Also served on our board from February 2000 to June 2003	• In-depth knowledge of our intellectual property portfolio and patent strategies • Considered a leader in best practices and board responsibilities concerning intellectual property
Nam Suh, 73	2003
• President of Korea Advanced Institute of Science and Technology since July 2006
• Member of the faculty of Massachusetts Institute of Technology (MIT) since 1970 and held many positions at MIT including director of MIT Laboratory for Manufacturing and Productivity, head of the department of Mechanical Engineering, director of the MIT Manufacturing Institute and director of the Park Center for Complex Systems.
• Widely published author of over 300 articles and seven books on topics related to tribology, manufacturing, plastics and design
• Holds approximately 50 U.S. and many foreign patents, some of which relate to plastics, polymers and design
• Member of the Board of Directors of:
-  Integrated Device Technology, Inc. (Nasdaq company that develops mixed signal semiconductor solutions) from 2005 to 2009
- Therma-Wave, Inc. (Nasdaq company that manufactured process control metrology systems for use in semiconductor manufacturing) from 2004 to 2007

• Significant experience with technology innovation and the process of  new product introduction
• Relevant network, particularly in the Korean community
• Relevant experience with Korean culture and commerce

Name, Age	Director Since	Background	Qualifications
Papken der Torossian, 71	2003
• Chief Executive Officer of SVGI, (publicly-held designer and builder of semiconductor capital equipment tools for chip manufacturers) from 1986 to 2001
• Prior to SVGI, was President and Chief Executive Officer of ECS Microsystems (communications and PC company acquired by Ampex Corporation) and President of the Santa Cruz Division of Plantronics where he also served as Vice President of the telephone products group.
• Has served as a director on a number of private company boards including executive chairman of Vistec Semiconductor Systems Group, chairman of TKO Software and current director of Aceris-3D Inspection, Inc.
• Member of the Board of Directors of:
- Atmel Corporation (Nasdaq company that is a global leader in the design, manufacturing and marketing of advanced semiconductors ) from July 2007 to present
- Therma-Wave, Inc. (Nasdaq company that manufactured process control metrology systems for use in semiconductor manufacturing) from  2003 to 2007

• Extensive experience as chairman and chief executive of a number of semiconductor and technology-based companies
• Relevant network in technology community
• Relevant operating experience with small, high growth companies

Executive Officers

In addition to Jeffrey Parker, our Chief Executive Officer, and David Sorrells, our Chief Technical Officer, who also serve on our board and whose backgrounds are included in the Director table above, the following persons serve as our executive officers:

Name, Age,	Position	Background
Cynthia Poehlman, 43	Chief Financial Officer	• Our Chief Financial Officer since June 2004 • Our Corporate Secretary since August 2007 • Our Controller and Chief Accounting Officer from March 1994 to June 2004
John Stuckey, 39	Executive Vice President of Corporate Strategy and Business Development	• Executive Vice President since June 2008 • Vice President of Corporate Strategy and Business Development from July 2004 to June 2008

Family Relationships

There are no family relationships among our officers or directors.

Audit Committee and Financial Expert

We have an audit committee that is comprised of independent directors as determined in accordance with the rules of Nasdaq.  Our audit committee is governed by a board-approved charter which, among other things, establishes the audit committee’s membership requirements and its powers and responsibilities.  The members of the audit committee are Messrs. John Metcalf, William Sammons and Papken der Torossian.  Mr. Metcalf serves as chairman of the audit committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and Nasdaq.  Officers, directors and ten percent shareholders are charged by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during the fiscal year ended December 31, 2009, all filing requirements applicable to the company executive officers, directors and ten percent shareholders were fulfilled.

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

Item 11. Executive Compensation.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee, all of whom are independent directors as determined in accordance with the rules of Nasdaq, are Messrs. William Sammons, Nam Suh and Papken der Torossian.  Mr. Suh serves as chairman of the compensation committee.

Compensation Committee Report

The compensation committee of the board of directors (referred to in this Item as the “Committee”) oversees our compensation programs on behalf of the Board.  In fulfilling its oversight responsibilities, the Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Form 10-K.  Based upon the review and discussions referred to above, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

Submitted by the Compensation Committee:
Nam Suh (Chair)
William Sammons
Papken der Torossian

Compensation Discussion and Analysis

Overview of Compensation Program

Our compensation program is designed to support our business objectives by structuring compensation packages to retain, reward, motivate, and attract employees who possess the required technical and entrepreneurial skills and talent.  The overall objectives of the business are to continue innovative technological advances of our wireless technologies, achieve technical and commercial acceptance of our wireless technologies, and, in doing so, to create significant shareholder value.  The compensation of our executives is designed to reward the achievement of both quantitative and qualitative performance goals, which specifically relate to the objectives of the business both short- and long-term.

Comparative Benchmarking

In establishing our executive compensation policies, programs and awards, the Committee periodically reviews a comparative peer group (“Peer Group”) for compensation benchmarking data.  Historically, the Committee utilized an independent compensation consultant, Frederic W. Cook & Co., Inc. (“Cook”) to assist in evaluating and benchmarking its executive compensation plans, including recommending companies for inclusion in the Peer Group for benchmarking purposes.   In 2009, the Committee determined that the Peer Group it historically had used had become largely irrelevant due to changes in the company’s operations and target markets, as well as various acquisitions and divestitures of companies in that group.  The Committee, with the assistance of our internal human resource management personnel, reviewed and updated the Peer Group for benchmarking purposes utilizing the same parameters as employed by Cook in prior periods.

The Peer Group selection was based on (i) companies generally in the wireless communications or communications equipment industries with an emphasis on semiconductor providers in particular, (ii) companies that are similarly sized in terms of market capitalization value, (iii) companies with similar growth and performance potential and/or (iv) companies that are considered competitors of ours in either the labor or capital markets.  Financial metrics for each of these companies were gathered including revenue, operating income, employee count, and market capitalization.   Market capitalization was considered the most relevant data point in selecting the Peer Group.

The current Peer Group, as approved by the Committee in 2009, includes the following fifteen companies:  Anadigics, Inc., Anaren, Inc., California Microdevices Corporation, Conexant Systems, Inc., DSP Group,

Inc., Emcore Corporation, GlobalStar, Inc., KVH Industries, Inc., MoSys, Inc., Oplink Communications, Inc., Powerwave Technologies, Inc., SMART Modular Technologies, Superconductor Technologies, Inc., TranSwitch Corporation, and Volterra Semiconductor Corporation.  We expect that it will be necessary as the business evolves to update the Peer Group periodically in order to maintain a list of relatively comparable companies for compensation evaluation purposes.  We anticipate that the Committee will continue to apply consistent criteria in its selection of the Peer Group.

The Committee reviewed all compensation elements for the Peer Group in 2009 as a general indicator of relevant market conditions.   The Committee generally targets our executive compensation at the market average or 50th percentile of the market.   Based on its review of the Peer Group data, the Committee did not make any changes to its executive compensation programs in 2009.

Compensation Components

There are three primary components of our compensation plan: (1) base salaries, (2) annual performance incentives, and (3) long-term incentives.  These components are the same for all of our employees.  The amount of each component is scaled according to the level of business responsibilities of each individual.  We do not target a specific weighting of these three components or use a prescribed formula to establish pay levels.  Rather the Committee considers changes in the business, external market factors, and our financial position each year when determining pay levels and allocating between long-term and current compensation for our named executive officers as defined in Item 402(a) of Regulation S-K (each an “NEO”).

Each component of the compensation program and the manner in which the Committee determined each component for our 2009 fiscal year is discussed in detail below.  In addition to these components, we provide standard employee benefits that include health benefits, life insurance, and tax-qualified savings plans to all of our employees.  We did not provide any special employee benefits or perquisites in 2009 for executives other than supplemental life insurance policies for the benefit of the executives and an automotive allowance for Mr. Jeffrey Parker.   We do not have pension or other retirement benefits or any type of nonqualified deferred compensation programs for our executives or other employees.

Base Pay - Base salaries and related benefits are designed to provide basic economic security for our employees.   Our base salaries are established at a level that is consistent with competitive practices in a technological, innovative and fast-moving industry in order to help retain and recruit our highly skilled workforce.  Overall, base salaries are targeted at the average base salary for our Peer Group in order to allow us to compete in the market for exceptional employees without placing an undue emphasis on fixed compensation.   Based on our 2009 Peer Group analysis, each of our executive’s base salary was comparable to the Peer Group average base salary for the same or similar position.

Annual Performance Incentives – In an effort to preserve cash resources and as a result of overall general economic conditions, the Committee did not implement a formal annual performance incentive plan for 2009.  The Committee determined that it would discretionarily consider short-term equity-based incentives at the end of the year based on corporate achievements.  Based on the company’s financial performance for 2009, the Committee did not make any cash or equity short-term performance incentive awards to its executives with the exception of a $5,000 discretionary cash bonus awarded to the Chief Technology Officer for his exemplary contribution towards the achievement of one of the company’s technological goals in 2009.

Prior to 2009, annual performance incentives were targeted based on the achievement of corporate goals, the individual’s level of responsibility, the individual’s personal performance for the period, and the individual’s achievement of specific individual goals that support the overall corporate goals.  These corporate goals generally included sales, technical customer support, product development and financial goals.  Although the annual performance incentive was generally intended to be distributed in the form of a cash award, certain executive officers have historically elected to take all or a portion of their performance incentive award in shares of our common stock in order to preserve our cash for other business purposes.

The Committee has not approved, nor does it anticipate, any annual cash incentive award programs for executives or other employees for 2010.  The Committee may utilize equity-based awards for short-term incentives although no such awards are currently being contemplated.

Long-Term Incentives - Long term incentives are specifically designed to align employee and shareholder interests by rewarding performance that enhances shareholder value.  Equity-based awards are used for long-term incentives in order to link employee’s compensation to the value of our common stock.  Prior to 2008, stock options were used as the sole vehicle for long-term equity compensation for all employees, including executives.  In 2008, the Committee reviewed our historical stock option awards and concluded that these awards had, in many cases, failed to provide the intended long-term incentive based on the significant volatility of our stock given market conditions.   In 2008, the Committee determined that implementation of a RSU program would enable the long-term incentive program to produce the intended results.  RSUs, upon vesting, represent an immediate value to the grantee and create immediate equity ownership.   Like stock options, RSUs are considered a strong motivator for enhancing shareholder value through corporate accomplishments.  Furthermore, because the RSU has an inherent value equal to the market value of our common stock, the Committee believes these equity instruments have a higher perceived value to the executives in volatile market conditions.

In 2008, the Committee awarded RSUs as long-term incentive awards in connection with the execution of executive employment agreements as more fully discussed below.  These awards provided for long-term incentives for 2008 and 2009.  In determining long-term equity incentive award size, the Committee used a Shareholder Value Transfer (“SVT”) Allocation methodology.  SVT refers to the aggregate value or expense of grants as a percent of a company’s total market capitalization.  For the 2008 long-term incentive awards, the Committee considered data compiled by Cook regarding the average SVT rate and allocation percentages for the Peer Group.  The Committee targeted the 75th percentile of the Peer Group data rather than the median.  This target was based on the determination that our historical stock performance had failed to track the achievement of our corporate objectives, responding instead to general market factors.  Therefore, previously awarded stock options had failed to provide an appropriate level of long-term incentive compensation, as evidenced by a significant number of out-of-the-money share options held by our NEOs, many of which had or were expected to soon expire unexercised.

No other long-term incentives were awarded by the Committee to executives in 2009.   The Committee continues to evaluate the appropriate mix of long-term pay elements in comparison to the market and in line with our strategy.  The Committee anticipates continuing to use a blend of stock options and RSU awards in the future in order to continue to ensure that our long-term incentive programs produce the intended results.

Equity Grant Practices

Grants in connection with new hires and job promotions are made on the 15th day of the month following the new employee’s hire date and/or the effective date of the job promotion.   All other employee equity grants, except for those awards, if any, which are made concurrent with the execution of executive employment agreements, are generally made on one of four pre-determined quarterly dates, whichever date most closely follows the date that all terms of the grant are approved by the Committee or its delegate.  The preset quarterly dates are February 15th, May 15th, August 15th and November 15th, or, if the 15th falls on a non-trading day, the first trading day following such date.  The intent of this grant policy is to (a) eliminate the need to evaluate potential grant dates in light of pending and/or recently disclosed material events and (b) to attempt to mitigate the effect of significant price volatility when a single date is utilized for annual equity awards.

Stock options are granted with an exercise price equal to the closing market value of our common stock on the grant date.  Options are never granted with exercise prices below market value on the grant date.

Role of Executive Officers in Determining Executive Pay

The Committee makes all compensation decisions for all elements of compensation for the chief executive officer and other NEOs and approves recommendations regarding equity awards for all employees.  Our chief executive officer, chief financial officer and human resource management personnel make recommendations to the Committee annually with regard to overall pay strategy including program designs, annual incentive plan design, and long-term incentive plan design for management employees.  Our chief executive officer evaluates the performance of the other executive officers and makes recommendations regarding their compensation to the Committee for its consideration and determination.  Human resource management provides the Committee with market information regarding executive officers’ base pay and annual performance incentives as requested.  Executives do not determine any element or component of their own pay package or total compensation amount.

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

Section 162(m) of the Code limits the deductibility from U.S. taxable income of certain types of compensation in excess of $1,000,000 paid by us to certain of our NEOs.  This limitation may apply to the realized value of awards made under our equity award plans.  Compensation that is determined to be “performance-based” under the Code is not subject to this deduction limit.  For 2009, we did not pay compensation in excess of $1,000,000 to any executive and therefore we did not incur a deduction limitation under Section 162(m).

Code Section 409A generally governs the form and timing of nonqualified deferred compensation payments and imposes sanctions on participants in nonqualified deferred compensation plans that fail to comply with Section 409A rules.   Our compensation arrangements with our NEOs, as discussed more fully below, are intended to be compliant with Section 409A.

In the event of a change-in-control, our NEOs are entitled to certain severance payments as more fully discussed under “Potential Payments upon Termination or Change-in-Control” below.  To the extent those payments exceed three times the executive’s five-year average W-2 income, they may be deemed “excess parachute payments,” subject to a 20 percent excise tax, and nondeductible. Certain payments, such as reasonable compensation for non-compete agreements, may be excluded from the excess parachute payment calculation.

Employment and Other Agreements

We have non-compete arrangements in place with all of our employees.  The non-compete agreements provide for restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from our customers.

In June 2008, we entered into Executive Employment Agreements (“Agreements”) with each of our NEOs including Jeffrey Parker, our chief executive officer, Cynthia Poehlman, our chief financial officer, David Sorrells, our chief technology officer, and John Stuckey, our executive vice-president of corporate strategy and business development.   We entered into similar agreements with two additional senior management employees during 2008.

The Agreements provide each executive with a base salary commensurate with his or her position in the organization, an annual performance-based achievement bonus and long-term equity incentive awards in the form of RSUs.  The RSUs awarded in connection with the Agreements include RSUs that vest in twelve equal quarterly increments from August 31, 2008 through May 31, 2011 (the “time-based RSUs”) as well as RSUs that vest on the earlier of the three-year anniversary of the grant date or such date that certain market conditions are met, as measured by the price of our common stock (the “market-based RSUs”).   The time-based RSUs and market-based RSUs collectively represented the 2008 and 2009 long-term equity incentive awards for our NEOs.  The Agreements allow for additional equity awards at the discretion of the Committee although no additional awards have been made or are currently contemplated.

The Agreements also contain provisions for the protection of our intellectual property and for severance benefits and non-compete restrictions in the event of termination of the executive’s employment.   Severance benefits are payable to the executives under the terms of the Agreements in the event the executive is terminated without cause, due to a change in control event, or for “Good Reason” as defined in the Agreements.  The severance package to be paid under the Agreements includes (a) a multiple of base salary; (b) an amount in lieu of annual bonus or incentive compensation; (c) continuation of group health benefits and (d) acceleration of certain unvested and outstanding equity awards.  Amounts to be paid to each executive for various termination events are included in the tables under “Potential Payments upon Termination or Change-in-Control” below.

The non-compete provisions of the Agreements remain in effect for up to three years following the executive’s termination, provided that we compensate the executive the equivalent of his or her base salary over the restriction period (“Non-Compete Compensation).  In the event of a termination due to a change in control, the executive’s severance pay in excess of twelve months’ base salary is applied as a credit toward the Non-Compete Compensation.  Furthermore, in the event the executive is terminated for cause or resigns without “Good Reason” as defined in the Agreements, all gains realized by the executive from the sale of equity awards during the preceding twelve months, as well as the value at the date of termination of all outstanding equity awards will be credited towards the Non-Compete Compensation.

The Agreements specifically comply with the applicable requirements of Section 409A of Code.  The Agreements also provide for excise tax gross-up on certain severance benefits to the extent they result in “golden parachute payments” under the Code.   To the extent that the parachute payments are within 110% of the defined “safe harbor” amount, the payments will be cut back to bring them within the safe harbor.

The Agreements have a three-year term with a provision for automatic annual renewal thereafter unless ninety-day written intent not to renew is given either by us or by the executive.

The Committee did not enter into any new executive or other senior management employment agreements during 2009.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of our NEOs who served as executive officers during all or a portion of the years ended December 31, 2009, 2008, and 2007.  Given the complexity of disclosure requirements concerning executive compensation, and in particular with respect to the standards of financial accounting and reporting related to equity compensation, there is a difference between the compensation that is reported in this table versus that which is actually paid to and received by the NEOs.  The amounts in the Summary Compensation Table that reflect the full grant date fair value of an equity award, do not necessarily correspond to the actual value that has been realized or will be realized in the future with respect to these awards.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
		Salary	Bonus	Stock Awards 1	Option Awards 2	Non-equity Incentive Plan Com-pensation 3	All Other	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)
Jeffrey Parker, Chief	2009	$325,000	$0		$0	$0	$0		$29,690	5	$354,690
Executive Officer and	2008	325,000	0		1,701,514	0	0		31,600		2,058,114
Chairman of the Board	2007	325,000	0		0	1,079,811	225,000	4	14,365		1,644,176
Cynthia Poehlman, Chief Financial Officer and Corporate Secretary	2009	225,000	0		0	0	0		2,750	7	227,750
	2008	213,269	0		510,454	0	0		2,750		726,473
	2007	200,000	0		0	251,955	69,200	6	2,000		523,155
David Sorrells, Chief Technology Officer	2009	275,625	5,000	8	0	0	0		2,100	10	282,725
	2008	275,625	31,612	9	1,153,486	0	0		2,100		1,462,823
	2007	275,625	0		0	0	100,000		0		375,625
John Stuckey, Executive Vice President, Corporate Strategy and Business Development 12	2009	250,000	0		0	0	0		2,895	11	252,895
	2008	250,000	0		510,454	0	0		3,748		764,202

1
The amounts reported in column (e) represent the full grant date fair value of stock awards in accordance with ASC 718, net of estimated forfeitures. Refer to Note 8 of the consolidated financial statements included in Item 8 for the assumptions made in the valuation of stock awards.

2
The amounts reported in column (f) represent the full grant date fair value of option awards in accordance with ASC 718, net of estimated forfeitures.  Refer to Note 8 of the consolidated financial statements included in Item 8 for the assumptions made in the valuation of stock awards.

3
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

4
In 2007, our chief executive officer elected to forego a $225,000 cash performance incentive award in lieu of a stock award of 14,466 shares of common stock.  The value of the stock award, net of $63,415 in tax withholdings, was $161,585 based on the closing market price of our common stock on the grant date.  Both the cash and equity portion of the award was paid in 2008.

5
This amount includes (i) the dollar value of premiums paid by us in 2009 for life insurance for the benefit of Mr. Parker in the amount of $3,690, (ii) the gross value of Mr. Parker’s automobile allowance of $24,000, and (iii) the 2009 employer matching contribution to a defined-contribution 401k plan of $2,000.

6
 In 2007, our chief financial officer elected to forego a portion of her cash performance incentive award in lieu of a stock award of 2,795 shares of common stock.  The value of the stock award, net of $15,135 in tax withholdings, was $31,220 based on the closing market price of our common stock on the grant date.  Both the cash and equity portion of the award was paid in 2008.

7
This amount includes (i) the dollar value of premiums paid by us in 2009 for life insurance for the benefit of Ms. Poehlman in the amount of $750 and (ii) the 2009 employer matching contribution to a defined-contribution 401k plan of $2,000.

8	Mr. Sorrells was awarded a cash bonus for 2009 in the amount of $5,000, which was paid in 2010.

9
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

10	This amount represents the dollar value of premiums paid by us in 2009 for life insurance for the benefit of Mr. Sorrells in the amount of $2,100.

11
This amount includes (i) the dollar value of premiums paid by us in 2009 for life insurance for the benefit of Mr. Stuckey in the amount of $1,020 and (ii) the 2009 employer matching contribution to a defined-contribution 401k plan of $1,875.

12	Mr. Stuckey was promoted to Executive Vice President of Corporate Strategy and Development in June 2008.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year for the named executive officers.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards as of December 31, 2009 for each executive officer who served as an executive officer during all or a portion of 2009.

Name	Option Awards				Stock Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested1 ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Jeffrey Parker	15,000		$19.99	2/26/12	37,500 2	$ 68,625
	75,000		5.77	8/9/12	75,000 3	137,250
	10,908		8.91	12/20/12
	7,583		9.80	5/3/13
	90,000		8.81	10/12/13
	35,416	2,084 4	9.89	2/15/14
	32,291	5,209 5	10.82	5/15/14
	29,166	8,334 6	12.30	8/15/14
	26,041	11,459 7	10.36	11/15/14

Name	Option Awards				Stock Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested1 ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Cynthia Poehlman	12,000		20.00	1/15/11	11,250 2	20,588
	25,000		5.77	8/9/12	22,500 3	41,175
	4,563		8.91	12/20/12
	3,205		9.80	5/6/13
	25,000		8.81	10/12/13
	8,263	487 4	9.89	2/15/14
	7,534	1,216 5	10.82	5/15/14
	150,000		5.70	6/25/14
	6,805	1,945 6	12.30	8/15/14
	6,076	2,674 7	10.36	11/15/14
David Sorrells	200,000		48.00	12/31/10	28,754 2	52,620
	125,000		9.00	11/21/12	42,500 3	77,775
	25,000		5.77	8/9/12
	4,988		8.91	12/20/12
	3,898		9.80	5/3/13
	38,000		8.81	10/12/13
John Stuckey	25,000		5.77	8/9/12	11,250 2	20,588
	5,133		8.91	12/20/12	22,500 3	41,175
	3,394		9.80	5/3/13
	25,000		8.81	10/12/13
	8,263	487 4	9.89	2/15/14
	7,534	1,216 5	10.82	5/15/14
	107,875		4.67	7/18/14
	6,805	1,945 6	12.30	8/15/14
	6,076	2,674 7	10.36	11/15/2014

1	The market value of shares or units reported in column (g) is computed based on the December 31, 2009 closing price of our common stock of $1.83.
2
These units represent unvested RSUs awarded in connection with executive employment agreements in June 2008.  The unvested RSUs vest in equal quarterly increments from February 28, 2010 through May 31, 2011.

3
These units represent unvested RSUs awarded in connection with executive employment agreements in June 2008.  The RSUs vest on the earlier of (a) the last day of each quarterly period beginning August 31, 2008 during which certain specified market price conditions have been met or (b) May 31, 2011.   The achievement of the market price conditions is determined based on the closing market price of our common stock meeting or exceeding certain fixed price points for any five (5) consecutive trading days (the “Price Target”).  At Price Targets of $15.11, $19.28, $23.45 and $27.10, 25%, 50%, 75% and 100%, respectively, of the award shall be vested.   In addition, upon the occurrence of a change in control as defined in the RSU agreement, the market price conditions will be assessed based on the greater of (a) the closing price of our common stock on the date of the change in control event or (b) the average per share acquisition price paid by the acquiring party.

4
Option vests over the first three years of the seven-year option term, with 33% vesting one year following the grant date and the remaining 66% vesting in equal monthly increments for 24 months thereafter. Option will be fully vested as of February 15, 2010.

5
Option vests over the first three years of the seven-year option term, with 33% vesting one year following the grant date and the remaining 66% vesting in equal monthly increments for 24 months thereafter. Option will be fully vested as of May 15, 2010.

6
Option vests over the first three years of the seven-year option term, with 33% vesting one year following the grant date and the remaining 66% vesting in equal monthly increments for 24 months thereafter. Option will be fully vested as of August 15, 2010.

7
Option vests over the first three years of the seven-year option term, with 33% vesting one year following the grant date and the remaining 66% vesting in equal monthly increments for 24 months thereafter. Option will be fully vested as of November 15, 2010.

Option Exercises and Stock Vested

The following table summarizes the option exercises and vesting of stock awards for the fiscal year ended December 31, 2009 for each NEO who served as an executive officer during all or a portion of 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jeffrey Parker	0	$0	25,000	$64,875
Cynthia Poehlman	0	0	7,500	19,463
David Sorrells	0	0	19,164	49,731
John Stuckey	0	0	7,500	19,463

Potential Payments upon Termination or Change-in-Control

The Agreement with each of our NEOs provide for payments upon termination for various events including, with or without cause termination by us, termination due to death or disability of the executive, termination due to a change-in-control event and termination by the executive for “Good Reason” as defined in the Agreements.

Payments Made Upon Termination - When an executive’s employment is terminated for any reason, other than for cause, he or she is entitled to receive his or her base salary through the date of termination and any earned but unused vacation pay.  When an executive’s employment is terminated for cause, he or she is only entitled to his or her base salary through the date of termination.

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

In accordance with the terms of the executive’s individual equity agreements, the executive would also be eligible for accelerated vesting of certain equity awards in the event of a change-in-control.  Any unvested stock options will automatically vest upon a change-in-control.  In addition, in the event of a change-in-control which is not approved or authorized by our board of directors, the executive’s time-based RSUs will automatically vest.  If the change-in-control occurrence is approved by our board of directors, the board may, at its option, accelerate the vesting of the time-based RSUs and repurchase them for a cash value as defined in the equity plan.   Market-based RSUs will only accelerate in a change-in-control situation if the defined Price Targets are achieved as discussed in footnote 3 to the “Outstanding Equity Awards at Fiscal Year End” table above.

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

Payments Made Upon Death - Upon the death of a NEO, the executive’s beneficiaries shall receive the proceeds from company-paid life insurance policies purchased for the benefit of the executive.   In addition, the executive’s beneficiaries shall receive an acceleration of fifty percent of any unvested options or RSUs in accordance with the terms of the individual equity agreements.

The following tables reflect the estimated amount of compensation due to each of our NEOs in the event of termination of their employment.  Actual amounts to be paid out could only be determined at the time of an executive’s actual separation.   For purposes of this disclosure, we assume the triggering event for termination occurred on December 31, 2009.   The intrinsic value of equity awards upon termination is calculated based on the December 31, 2009 closing price of our common stock of $1.83.

Jeffrey Parker, Chairman and Chief Executive Officer

Benefit and Payments Upon Separation	Change in Control (Not Board Approved)		Change in Control (Board Approved)		Without Cause or for “Good Reason”		Disability		Death

Salary	$975,000	1	$975,000	1	$325,000		$325,000	3	$0
Short-term Incentive Compensation	75,000	2	75,000	2	0	4	0	3,4	0
Long-term Equity Compensation:
Stock Options	0		0		0		0		0
RSUs (Time-Based)	68,625		0		0		34,313		34,313
RSUs (Market-Based)	0		0		0		68,625		68,625
Benefits & Perquisites
Health Benefits	24,419		24,419		24,419		24,419		24,419
Life Insurance Proceeds	0		0		0		0		2,000,000	5
Accrued Vacation Pay	12,500		12,500		12,500		12,500		12,500
Total	$1,155,544		$1,086,919		$361,919		$464,857		$2,139,857

1	Under the Agreement, Mr. Parker is entitled to three times his annual base salary.
2
Under the Agreement, Mr. Parker is entitled the greater of (i) an amount equal to his bonus or annual incentive compensation in the year prior to the change in control or (ii) the average of bonus and annual incentive compensation for the three full fiscal years prior to the change in control.

3
Assumes termination occurs within first six months of executive becoming disabled.  Following a six month period, executive is not entitled to salary continuation or short-term incentive compensation payments.

4
Short term incentive compensation is based on the established incentive target for the year of termination.  As no targets were established for 2009, executive is not entitled to short-term incentive payment under this scenario.

5	Represents proceeds payable by a third-party insurance carrier on a company-paid life insurance policy for the benefit of the executive.

Cynthia Poehlman, Chief Financial Officer and Corporate Secretary

Benefit and Payments Upon Separation	Change in Control (Not Board Approved)		Change in Control (Board Approved)		Without Cause or for “Good Reason”		Disability		Death

Salary	$450,000	1	$450,000	1	$225,000		$225,000	3	$0
Short-term Incentive Compensation	23,067	2	23,067	2	0	4	0	3,4	0
Long-term Equity Compensation:
Stock Options	0		0		0		0		0
RSUs (Time-Based)	20,588		0		0		10,294		10,294
RSUs (Market-Based)	0		0		0		20,588		20,588
Benefits & Perquisites
Health Benefits	24,419		24,419		24,419		24,419		24,419
Life Insurance Proceeds	0		0		0		0		1,000,000	5
Accrued Vacation Pay	4,958		4,958		4,958		4,958		4,958
Total	$523,032		$502,444		$254,377		$285,259		$1,060,259

1	Under the Agreement, Ms. Poehlman is entitled to two times her annual base salary.
2
Under the Agreement, Ms. Poehlman is entitled the greater of (i) an amount equal to her bonus or annual incentive compensation in the year prior to the change in control or (ii) the average of bonus and annual incentive compensation for the three full fiscal years prior to the change in control.

3
Assumes termination occurs within first six months of executive becoming disabled.  Following a six month period, executive is not entitled to salary continuation or short-term incentive compensation payments.

4
Short term incentive compensation is based on the established incentive target for the year of termination.  As no targets were established for 2009, executive is not entitled to short-term incentive payment under this scenario.

5	Represents proceeds payable by a third-party insurance carrier on a company-paid life insurance policy for the benefit of the executive.

David Sorrells, Chief Technology Officer

Benefit and Payments Upon Separation	Change in Control (Not Board Approved)		Change in Control (Board Approved)		Without Cause or for “Good Reason”	Disability		Death

Salary	$826,875	1	$826,875	1	$275,625	$275,625	3	$0
Short-term Incentive Compensation	51,667	2	51,667	2	5,000	5,000	3	0
Long-term Equity Compensation:
Stock Options	0		0		0	0		0
RSUs (Time-Based)	52,620		0		0	26,310		26,310
RSUs (Market-Based)	0		0		0	38,888		38,888
Benefits & Perquisites
Health Benefits	24,419		24,419		24,419	24,419		24,419
Life Insurance Proceeds	0		0		0	0		1,000,000	4
Accrued Vacation Pay	11,536		11,536		11,536	11,536		11,536
Total	$967,117		$914,497		$316,580	$381,778		$1,101,153

1	Under the Agreement, Mr. Sorrells is entitled to three times his annual base salary.
2
Under the Agreement, Mr. Sorrells is entitled the greater of (i) an amount equal to his bonus or annual incentive compensation in the year prior to the change in control or (ii) the average of bonus and annual incentive compensation for the three full fiscal years prior to the change in control.

3
Assumes termination occurs within first six months of executive becoming disabled.  Following a six month period, executive is not entitled to salary continuation or short-term incentive compensation payments.

4	Represents proceeds payable by a third-party insurance carrier on a company-paid life insurance policy for the benefit of the executive.

John Stuckey, Executive Vice President of Corporate Strategy and Business Development

Benefit and Payments Upon Separation	Change in Control (Not Board Approved)		Change in Control (Board Approved)		Without Cause or for “Good Reason”		Disability		Death

Salary	$375,000	1	$375,000	1	$250,000		$250,000	3	$0
Short-term Incentive Compensation	28,823	2	28,823	2	0	4	0	3,4	0
Long-term Equity Compensation:
Stock Options	0		0		0		0		0
RSUs (Time-Based)	20,588		0		0		10,294		10,294
RSUs (Market-Based)	0		0		0		20,588		20,588
Benefits & Perquisites
Health Benefits	0		0		0		0		0
Life Insurance Proceeds	0		0		0		0		1,250,000	5
Accrued Vacation Pay	5,787		5,787		5,787		5,787		5,787
Total	$430,198		$409,610		$255,787		$286,669		$1,286,669

1	Under the Agreement, Mr. Stuckey is entitled to one and one half times his annual base salary.
2
Under the Agreement, Mr. Stuckey is entitled the greater of (i) an amount equal to his bonus or annual incentive compensation in the year prior to the change in control or (ii) the average of bonus and annual incentive compensation for the three full fiscal years prior to the change in control.

3
Assumes termination occurs within first six months of executive becoming disabled.  Following a six month period, executive is not entitled to salary continuation or short-term incentive compensation payments.

4
Short term incentive compensation is based on the established incentive target for the year of termination.  As no targets were established for 2009, executive is not entitled to short-term incentive payment under this scenario.

5	Represents proceeds payable by a third-party insurance carrier on a company-paid life insurance policy for the benefit of the executive.

Compensation of Outside Directors

The Committee is responsible for establishing outside directors’ compensation.  Our non-employee directors’ compensation plan currently provides for an annual cash director fee of $25,000 for board service and additional annual cash fees for committee participation.  Committee fees are structured in such a way as to provide distinction between compensation for committee members and chairpersons and between the responsibilities of the various committees.  The committee fees are as follows:

Audit Committee		Compensation Committee		Nominating Committee
Chair	Member	Chair	Member	Chair	Member
$15,000	$7,500	$10,000	$5,000	$5,000	$2,500

The annual board and committee fees earned are paid in quarterly installments at the end of each fiscal quarter.  In 2009, in order to help us preserve our cash resources, the Board elected to forego their cash compensation for equity in the form of nonqualified stock options.  On May 15, 2009, we granted an aggregate of 157,200 options to purchase shares of our common stock at an exercise price of $2.99 per share to our non-employee directors.  The number of options granted to each director varied based on their individual committee participation.   Options to purchase 39,300 shares vested upon grant and the remaining options vested in three equal increments at the end of each fiscal quarter beginning June 30, 2009 through December 31, 2009.

The directors’ compensation plan also provides for annual equity awards for our directors.  The annual equity award consists of a grant of 5,000 stock options and 2,500 RSUs.  On September 15, 2009, each of our non-employee directors was granted options to purchase 5,000 shares of our common stock at an exercise price of

$3.93 per share and 2,500 RSUs.  Both the options and RSUs vest one year after the grant date.  Upon grant, the directors may elect to defer distribution of their vested RSUs until retirement from the board; otherwise, the RSUs will be distributed upon vesting.  Each option vests one year from the grant date and expires seven years from the grant date.

The directors’ compensation program also includes the grant of 40,000 share options upon initial election to the Board for new board members.  We did not elect any new board members in 2009.

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

The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2009.   Directors who are named executive officers do not receive separate compensation for their service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards1 ($)	Option Awards2 ($)	Total ($)
(a)	(b)	(c)	(d)	(e)
William Hightower	$0	$9,825	$51,979	$61,804
John Metcalf	0	9,825	72,756	82,581
Todd Parker 3	0	9,825	48,654	58,479
William Sammons	0	9,825	65,692	75,517
Robert Sterne	0	9,825	55,303	65,128
Nam Suh	0	9,825	62,783	72,608
Papken der Torossian	0	9,825	65,692	75,517

1
The amount reported in column (c) above represents the full grant date fair value related to the September 15, 2009 RSU awards as recognized under ASC 718, excluding forfeiture estimates. Refer to Note 8 of the consolidated financial statements included in Item 8 for the assumptions made in the valuation of stock awards.

2
The amount reported in column (d) above represents the full grant date fair value of director stock option awards for both the May 15 and September 15, 2009 grants as recognized under ASC 718, excluding forfeiture estimates.  Refer to Note 8 of the consolidated financial statements included in Item 8 for the assumptions made in the valuation of stock awards.

3	Todd Parker voluntarily resigned his Board position on January 5, 2010.

As of December 31, 2009, the number of options and restricted stock units outstanding for each of our directors was as follows:

	Number of securities underlying outstanding options		Number of securities underlying RSU grants
Name	(#) Exercisable	(#) Unexercisable 1	(#) Unvested 1
William Hightower	213,400	5,000	2,500
John Metcalf	113,400	5,000	2,500
Todd Parker 2	66,800	5,000	2,500
William Sammons	140,000	5,000	2,500
Robert Sterne	212,500	5,000	2,500
Nam Suh	113,070	5,000	2,500
Papken der Torossian	185,000	5,000	2,500

1	The unexercisable options and RSUs for each director will vest in September 2010.

2	Todd Parker voluntarily resigned his Board position on January 5, 2010 and as such forfeited his unexercisable options and uvested RSUs as of January 5, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 5, 2010 with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of our common stock, (ii) each of our directors and director nominees, (iii) each of our NEOs, and (iv) all of our directors, director nominees and NEOs as a group (based upon information furnished by those persons).

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class1
Jeffrey Parker 17	2,891,032	2	6.96%
Cynthia Poehlman 17	265,815	3	0.64%
David Sorrells 17	423,133	4	1.02%
John Stuckey 17	208,262	5	0.50%
William Hightower 17	250,900	6	0.61%
John Metcalf 17	115,900	7	0.28%
William Sammons 17	159,750	8	0.39%
Robert Sterne 17	118,501	9	0.29%
Nam Suh 17	115,570	10	0.28%
Papken der Torossian 17	268,581	11	0.65%
Gem Investment Advisors, LLC	2,275,809	12	5.52%
The Pinnacle Fund, LP	2,884,706	13	7.00%
Southwell Partners, LP	2,446,433	14	5.91%
Wellington Management Company, LLP	4,501,670	15	10.93%
All directors, director nominees and executive officers as a group (10 persons)	4,817,444	16	11.14%

*	Less than one percent

1
Percentage includes all outstanding shares of common stock plus, for each person or group, any shares of common stock that the person or the group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

2
Includes 329,741 shares of common stock issuable upon currently exercisable options, 196,193 shares held by Mr. Parker directly, 2,172,584 shares held by Jeffrey Parker and Deborah Parker Joint Tenants in Common, 48,400 shares held by J-Parker Family Limited Partnership, 75,000 shares held in trust for the dependent children of Mr. Parker for which Mr. Parker serves as the trustee, and 69,114 shares owned of record by Mr. Parker’s three children over which he disclaims ownership.  Mr. Jeffrey L. Parker has sole voting and dispositive power over the shares of common stock owned by the J-Parker Family Limited Partnership, as a result of which Mr. Jeffrey Parker is deemed to be the beneficial owner of such shares.   Excludes 106,250 unvested RSUs and 18,750 shares of common stock issuable upon options that may become exercisable in the future.

3
Includes 250,391 shares of common stock issuable upon currently exercisable options and excludes 31,875 unvested RSUs and 4,377 shares of common stock issuable upon options that may become exercisable in the future.

4	Includes 396,886 shares of common stock issuable upon currently exercisable options and excludes 66,463 unvested RSUs.

5
Includes 197,025 shares of common stock issuable upon currently exercisable options and excludes 31,875 unvested RSUs and 4,377 shares of common stock issuable upon options that may become exercisable in the future.

6
Includes 213,400 shares of common stock issuable upon currently exercisable options and excludes 2,500 unvested RSUs and 5,000 shares of common stock issuable upon options that may become exercisable in the future.

7
Includes 113,400 shares of common stock issuable upon currently exercisable options and excludes 2,500 unvested RSUs and 5,000 shares of common stock issuable upon options that may become exercisable in the future.

8
Includes 140,000 shares of common stock issuable upon currently exercisable options and excludes 2,500 unvested RSUs and 5,000 shares of common stock issuable upon options that may become exercisable in the future.

9
Includes 112,500 shares of common stock issuable upon currently exercisable options and excludes 2,500 unvested RSUs and 5,000 shares of common stock issuable upon options that may become exercisable in the future.

10
Includes 113,070 shares of common stock issuable upon currently exercisable options and excludes 2,500 unvested RSUs and 5,000 shares of common stock issuable upon options that may become exercisable in the future.

11
Includes 185,000 shares of common stock issuable upon currently exercisable options and excludes 5,000 unvested RSUs and 5,000 shares of common stock issuable upon options that may become exercisable in the future.

12
Includes 2,141,810 shares held by Gem Partners LP (“GEM”), 67,999 shares held by Flat Rock Partners LP (“FlatRock”), and 66,000 shares held by Mr. Daniel Lewis personally as reported on a Form 13G amendment filed February 16, 2010.  Gem Investment Advisors, LLC (“GEM Advisors”) is the general partner of GEM and Flatrock, as a result of which Gem Advisors is deemed to be beneficial owner of such shares.  Daniel M. Lewis (“Lewis”), as the controlling person of Gem Advisors is deemed to beneficially own the shares held by them.  The business address for each of Gem Advisors, GEM, FlatRock and Mr. Lewis is 100 State Street, Suite 2B, Teaneck, New Jersey 07666.

13
As reported on a Form 13G amendment filed February 12, 2010.  The business address is 4965 Preston Park Blvd., Suite 240, Plano, Texas 75093.  Pinnacle Advisers LP (“Advisors”) is the general partner of Pinnacle Fund, LP (“Pinnacle”).  Pinnacle Fund Management LLC (“Management”) is the general partner of Advisors.  Mr. Barry Kitt is the sole member of Management and may be deemed to be the beneficial owner of the shares beneficially owned by Pinnacle.

14
As reported on a Form 13G amendment filed February 12, 2010.  The business address is 1901 North Akard, Dallas, Texas 75201. Southwell Management, L.P. (“Southwell Management”) is the general partner of Southwell Partners, L.P. (“Southwell Partners”) and may be deemed to beneficially own shares held by Southwell Partners.  Southwell Holdings, LLC (“Southwell Holdings”) as general partner of Southwell Management and Mr. Wilson Jaeggli as managing director of Southwell Holdings may each be deemed to beneficially own shares owned by Southwell Management.

15
As reported on a Form 13G amendment filed March 10, 2010.  The business address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.  Wellington Management, in its capacity as investment adviser, may be deemed to have beneficial ownership of shares that are held of record by investment advisory clients of Wellington Management.

16
Includes 2,051,413 shares of common stock issuable upon currently exercisable options held by directors and officers and excludes 251,463 unvested RSUs and 57,504 shares of common stock issuable upon options that may vest in the future held by directors and officers (see notes 2, 3, 4, 5, 6, 7, 8, 9, 10, and 11 above).

17	The person’s address is 7915 Baymeadows Way, Suite 400, Jacksonville, Florida 32256.

Equity Compensation Plan Information

The following table gives the information about common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,778,982	$14.20	596,341
Equity compensation plans not approved by security holders	50,000	$3.27	0
Total	3,828,982		596,341

The equity compensation plan reported in the above table that was not approved by security holders includes options to purchase 50,000 shares granted to an outside consultant for an exercise price of $3.27 per share.  The options vest in equal monthly increments over the twelve month term of the agreement and any vested options are exercisable for five years from the grant date.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

On November 16, 2009, the Parker Trust, a trust for the benefit of the dependents of Jeffrey Parker, our chairman and chief executive officer, purchased 50,000 shares of our common stock in an offering underwritten by Piper Jaffray.  In addition, Stacie Wilf, sister to Jeffrey Parker, purchased 155,000 shares in the same offering.   The shares were purchased at the offering price of $2.00 per share.

On March 3, 2009, we sold 354,054 shares of our common stock at a price per share of $1.85 in a Management Offering.  The Parker Trust purchased 270,272 shares of our common stock and Robert Sterne and Papken der Torossian, each a director of ours, purchased 2,701 and 81,081 shares of our common stock, respectively.

On March 5, 2008, we sold 129,200 shares of our common stock in a private placement transaction to our chief executive officer, Jeffrey Parker at a price of $7.74 per share.

We paid approximately $909,000, $1,160,000, and $1,129,000 in 2009, 2008, and 2007, respectively, for patent-related legal services to a law firm, of which Robert Sterne, one of our directors since September 2006, is a partner.

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

Director Independence

Our common stock is listed on Nasdaq, and we follow the rules of Nasdaq in determining if a director is independent.  The board of directors also consults with our counsel to ensure that the board of directors’ determination is consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors.  Consistent with these considerations, the board of directors affirmatively has determined that Messrs. William Hightower, John Metcalf, William Sammons, Robert Sterne, Nam Suh, and Papken der Torossian are independent directors.

Item 14.  Principal Accountant Fees and Services.

The firm of PricewaterhouseCoopers LLP acts as our principal accountants. The following is a summary of fees paid to the principal accountants for services rendered.

Audit Fees.  For the years ended December 31, 2008 and December 31, 2009, the aggregate fees billed for professional services rendered for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $446,300 and $640,500,  respectively.  The fees for 2009 included services provided in connection with the underwritten offering of securities in March 2009 and November 2009.

Audit Related Fees.  For the years ended December 31, 2008 and December 31, 2009, there were no fees billed for professional services by our principal accountants for assurance and related services.

Tax Fees.  For the years ended December 31, 2008 and December 31, 2009, there were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice or tax planning.

All Other Fees.  For the years ended December 31, 2008 and 2009, there were no fees billed for other professional services by our principal accountants.

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

Item 15. Exhibits and Financial Statement Schedules.

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

4.4	Purchase Option between the Registrant and David M. Cumming dated May 22, 2000 (incorporated by reference from Exhibit 4.3 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

4.5	Purchase Option between the Registrant and Peconic Fund Ltd. dated May 22, 2000 (incorporated by reference from Exhibit 4.4 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

4.6	Purchase Option between the Registrant and Texas Instruments, Inc. dated March 8, 2001(incorporated by reference from Exhibit 4.7 of Annual Report on Form 10-K for the year ended December 31, 2000)

Exhibit Number	Description
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

4.10	Form of Rights Certificate pursuant to Shareholder Protection Rights Agreement (incorporated by reference from Exhibit 4.03 of Form 8-K dated November 21, 2005)

4.11	Standard Form of Employee Option Agreement (incorporated by reference from Exhibit 4.11 of Annual Report on Form 10-K for the year ended December 31, 2006)

4.12	2008 Equity Incentive Plan (Non-Named Executives), as amended (incorporated by reference from Exhibit 4.1 of Form S-8 dated October 24, 2008)

4.13	Form of Warrant Certificate (incorporated by reference from Exhibit 4.1 of Form 8-K dated February 26, 2009)

4.14	Form of Warrant Agreement between Registrant and American Stock Transfer and Trust Company, LLC (incorporated by reference from Exhibit 4.2 of Form 8-K/A dated February 26, 2009)

10.1	1993 Stock Plan, as amended (incorporated by reference from the Company's Proxy Statement dated October 1, 1996)

10.2	2000 Performance Equity Plan (incorporated by reference from Exhibit 10.11 of Registration Statement No. 333-43452)

10.3	Form of 2002 Indemnification Agreement for Directors and Officers (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended September 30, 2002)

10.4	List of Investors for Subscription Agreement and Warrants dated March 10, 2005 (incorporated by reference from Exhibit 10.30 of Annual Report on Form 10-K for the period ended December 31, 2004)

Exhibit Number	Description
10.5	List of Investors for Subscription Agreement and Warrants dated February, 3 2006 (incorporated by reference from Exhibit 10.3 of Form 8-k dated February 3, 2006)

10.6
Form of Stock Purchase Agreement with each of the investors in the February 2007 private placement who are the Selling Shareholders (incorporated by reference from Exhibit 10.1 of Form 8-K dated February 23, 2007)

10.7	List of Investors for Subscription Agreement dated February 23, 2007 (incorporated by reference from Exhibit 10.2 of Form 8-K dated February 23, 2007)

10.8	Engineering Services Agreement, dated May 2, 2007, between Registrant and ITT Corporation (incorporated by reference from Exhibit 10.1 on Form 10-Q for the period ended June 30, 2007)

10.9	License Agreement, dated May 2, 2007, between Registrant and ITT Corporation (incorporated by reference from Exhibit 10.2 on Form 10-Q for the period ended June 30, 2007)

10.10
License and Engineering Service Agreement dated December 21, 2007 between Registrant and a mobile handset chip supplier (incorporated by reference from Exhibit 10.14 of Annual Report on Form 10-K for the period ended December 31, 2007)

10.11
Form of Stock Purchase Agreement with each of the investors in the March 2008 private placement who are the Selling Shareholders (incorporated by reference from Exhibit 10.1 of Form 8-K dated March 5, 2008)

10.12	List of Investors for Subscription Agreement dated March 5, 2008 (incorporated by reference from Exhibit 10.2 of Form 8-K dated March 5, 2008)

10.13	Employment Agreement between Registrant and Jeffrey Parker dated June 4, 2008 (incorporated by reference from Exhibit 10.1 on Form 8-K dated June 4, 2008)

10.14	Employment Agreement between Registrant and Cynthia Poehlman dated June 4, 2008 (incorporated by reference from Exhibit 10.2 on Form 8-K dated June 4, 2008)

10.15	Employment Agreement between Registrant and David Sorrells dated June 4, 2008 (incorporated by reference from Exhibit 10.3 on Form 8-K dated June 4, 2008)

10.16	Employment Agreement between Registrant and John Stuckey dated June 4, 2008 (incorporated by reference from Exhibit 10.4 on Form 8-K dated June 4, 2008)

Exhibit Number	Description
10.17	Employment Agreement between Registrant and Gregory Rawlins dated June 4, 2008 (incorporated by reference from Exhibit 10.5 on Form 8-K dated June 4, 2008)

10.18	Form of Restricted Stock Unit Agreement between Registrant and Executives (incorporated by reference from Exhibit 10.6 on Form 8-K dated June 4, 2008)

10.19	Form of Performance Accelerated Restricted Stock Unit Agreement between Registrant and Executives (incorporated by reference from Exhibit 10.7 on Form 8-K dated June 4, 2008)

10.20	Form of Subscription Agreement between Registrant and Investors in Management Offering dated February 26, 2009 (incorporated by reference from Exhibit 10.1 on Form 8-K dated February 26, 2009)

10.21	Product and Marketing Development Agreement dated December 4, 2008 between Registrant and LG Innotek Co., Ltd. (incorporated by reference from Exhibit 10.23 on Form 10-K/A dated December 31, 2008)

21.1	Table of Subsidiaries (incorporated by reference from Exhibit 22.1 of Annual Report on Form 10-K for the period ended December 31, 2004)

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey Parker*

31.2	Rule 13a-14 and 15d-14 Certification of Cynthia Poehlman*

32.1	Section 1350 Certification of Jeffrey Parker and Cynthia Poehlman*

* Filed herewith

Financial Statement Schedule

Valuation and Qualifying Accounts Schedule (include as Schedule II hereto).

Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

SIGNATURES

In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:           March 15, 2010

PARKERVISION, INC.

By:	/s/ Jeffrey L. Parker
Jeffrey L. Parker
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Jeffrey L. Parker	Chief Executive Officer and	March 15, 2010
	Jeffrey L. Parker	Chairman of the Board (Principal
Executive Officer)

By:	/s/ Cynthia L. Poehlman	Chief Financial Officer (Principal	March 15, 2010
	Cynthia L. Poehlman	Accounting Officer) and Corporate
Secretary

By:	/s/ David F. Sorrells	Chief Technical Officer	March 15, 2010
	David F. Sorrells	and Director

By:	/s/ William A. Hightower	Director	March 15, 2010
William A. Hightower

By:	/s/ John Metcalf	Director	March 15, 2010
John Metcalf

By:	/s/ William L. Sammons	Director	March 15, 2010
William L. Sammons

By:	/s/ Robert G. Sterne	Director	March 15, 2010
Robert G. Sterne

By:		Director	March 15, 2010
Nam P. Suh

By:	/s/ Papken S. der Torossian	Director	March 15, 2010
Papken S. der Torossian

SCHEDULE II

PARKERVISION, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

Valuation Allowance for Income Taxes	Balance at Beginning of Period	Provision	Write-Offs	Balance at End of Period

Year ended December 31, 2007	$67,042,100	$4,434,374	$0	$71,476,474
Year ended December 31, 2008	71,476,474	7,073,205	0	78,549,679
Year ended December 31, 2009	78,549,679	8,216,530	(1,793,511)	84,972,698

EXHIBIT INDEX
23.1	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker

31.2	Rule 13a-14 and 15d-14 Certification of Cynthia L. Poehlman

32.1	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. Poehlman