Form 10-Q
period 2010-03-31
PARKERVISION INC
filed 2010-05-10
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(904) 732-6100
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     No X.

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 7, 2010, 41,208,258 shares of the Issuer’s Common Stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2010	December 31, 2009
CURRENT ASSETS:
Cash and cash equivalents	$10,687,913	$13,490,612
Accounts receivable	3,689	101,305
Prepaid expenses and other	392,513	493,157
Total current assets	11,084,115	14,085,074

PROPERTY AND EQUIPMENT, net	721,678	835,963

INTANGIBLE ASSETS, net	9,960,446	10,078,439

OTHER ASSETS, net	529,521	545,945
Total assets	$22,295,760	$25,545,421

CURRENT LIABILITIES:
Accounts payable	$676,307	$264,059
Accrued expenses:
Salaries and wages	382,827	269,630
Professional fees	194,156	749,864
Other accrued expenses	115,858	60,014
Deferred rent, current portion	115,515	113,282
Deferred revenue	-	50,733
Total current liabilities	1,484,663	1,507,582

LONG TERM LIABILITES
Capital lease, net of current portion	31,349	37,495
Deferred rent, net of current portion	84,503	117,038
Total long term liabilities	115,852	154,533
Total liabilities	1,600,515	1,662,115

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 41,192,550 and 41,160,335 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	411,925	411,603
Warrants outstanding	15,443,357	17,767,663
Additional paid-in capital	221,006,485	217,919,771
Accumulated deficit	(216,166,522)	(212,215,731)
Total shareholders' equity	20,695,245	23,883,306
Total liabilities and shareholders' equity	$22,295,760	$25,545,421

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Service revenue	$63,735	$-
Cost of sales	46,401	-
Gross margin	17,334	-

Research and development expenses	2,304,323	3,000,310
Marketing and selling expenses	461,104	615,261
General and administrative expenses	1,204,718	1,563,668
Total operating expenses	3,970,145	5,179,239

Interest and other income	4,424	37,738
Interest expense	(2,404)	-
Total interest and other income	2,020	37,738

Net loss	$(3,950,791)	$(5,141,501)

Basic and diluted net loss per common share	$(0.10)	$(0.18)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,950,791)	$(5,141,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	437,959	422,966
Share-based compensation	762,730	1,403,783
Gain on disposal of property and equipment	-	(1,342)
Changes in operating assets and liabilities:
Accounts receivable	97,616	-
Prepaid expenses and other assets	117,068	214,984
Accounts payable and accrued expenses	24,822	(229,674)
Deferred rent	(30,302)	(26,265)
Deferred revenue	(50,733)	-
Total adjustments	1,359,160	1,784,452
Net cash used in operating activities	(2,591,631)	(3,357,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for patent costs and other intangible assets	(200,012)	(272,863)
Proceeds from sale of property and equipment	-	185,987
Purchases of property and equipment	(5,669)	(1,060)
Net cash used in investing activities	(205,681)	(87,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in public offering	-	9,422,571
Principal payments on capital lease obligation	(5,387)	-
Net cash provided by/used in financing activities	(5,387)	9,422,571

NET INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS	(2,802,699)	5,977,586

CASH AND CASH EQUIVALENTS, beginning of period	13,490,612	4,814,659

CASH AND CASH EQUIVALENTS, end of period	$10,687,913	$10,792,245

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

The accompanying unaudited consolidated financial statements of ParkerVision have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included.

The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2009.

3.	Accounting Policies

There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2009.

4.	Consolidated Statements of Cash Flows

We maintain keyman life insurance policies on two of our named executive officers.  Annual premiums for the two policies total approximately $46,000.  The 2010 policy premiums were paid through the use of the annual policy dividends and a loan against the cash surrender value of one policy for approximately $15,000.   The 2009 policy premiums were also paid through the use of the annual policy dividends and a loan against the cash surrender value of one policy for approximately $9,000.

In connection with one of the offerings of shares of our common stock on March 3, 2009, we issued warrants to purchase 431,320 shares of common stock.  These warrants were recorded at their relative fair value of approximately $453,000.

5.	Loss per Share

Basic loss per share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended March 31, 2010 and 2009 are 41,172,657 and 28,596,360, respectively.  Options and warrants to purchase 5,367,719 and 6,010,660 shares of common stock were outstanding at March 31, 2010 and 2009, respectively.  In addition, unvested restricted share units (“RSUs”) representing 427,045 and 583,027 shares of common stock were outstanding at March 31, 2010 and 2009, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

6.	Intangible Assets

Intangible assets consist of the following:

	March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$16,309,152	$6,587,695	$9,721,457
Prepaid licensing fees	794,000	555,011	238,989
	$17,103,152	$7,142,706	$9,960,446

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$16,109,140	$6,351,237	$9,757,903
Prepaid licensing fees	794,000	473,464	320,536
	$16,903,140	$6,824,701	$10,078,439

7.	Accounting for Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2009.

The following table presents share-based compensation expense included in our consolidated statements of operations for the three-month periods ended March 31, 2010 and 2009, respectively:

	Three months ended March 31,
	2010	2009
Research and development expense	$327,423	$564,451
Sales and marketing expense	86,027	180,610
General and administrative expense	349,280	658,722
Total share-based expense	$762,730	$1,403,783

As of March 31, 2010, there was $3,197,267 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of 1.22 years.

8.	Stock Authorization and Issuance

We have filed two shelf registration statements with the SEC for purposes of providing flexibility to raise funds from the offering of various securities over a period of three years, subject to market conditions.   Securities offered under the shelf registration statements may be used to fund working capital, capital expenditures, vendor purchases, and other capital needs.  The first shelf registration statement was filed on January 5, 2009 (File No. 333-156571) and declared effective on January 20, 2009 for the offering of up to $25 million in securities.  The second shelf registration statement was filed on September 14, 2009 (File No. 333-161903) and was declared effective on September 30, 2009 for the offering of up to $50 million in securities.  To date, we have issued an aggregate of $26 million in securities under these two shelf registration statements.

9.	Fair Value Measurements

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis include the following as of March 31, 2010 and December 31, 2009:

		Fair Value Measurements Using
	Money market securities value at	Quoted prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010	$8,584,000	$8,584,000	-	-
December 31, 2009	$11,402,000	$11,402,000

10.	Commitments and Contingencies

We are subject to legal proceedings and claims which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

11.	Liquidity and Capital Resources

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products.  Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs incorporating our technologies and our ability to secure a reasonable share of the market through product offerings with our current customers and/or the addition of new customers.  We expect that revenue for 2010 will not be sufficient to cover our operational expenses for 2010, and that our expected continued losses and use of cash will be funded from available working capital.  We assessed our short-term liquidity needs based on the assumption that our working capital must be sufficient to cover our operational expenses for 2010 with an assumption of minimal revenue.

We expect our overall operating costs in 2010 will be less than those incurred in 2009 as a result of the elimination and/or deferral of certain expenditures related to product development activities and other cost-reduction measures implemented by us.  We believe our current capital resources, including $10.7 million in cash and cash equivalents, along with our 2010 cost reduction efforts will be sufficient to support our liquidity requirements through 2010.  In the event that sufficient working capital is not available to meet our 2010 liquidity needs, we believe additional liquidity could be obtained through the surrender of key-man life insurance policies for their cash value and/or additional cost reduction measures.  In addition, we may be able to meet future liquidity needs through the issuance of equity securities under our outstanding shelf registration statements or through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This report contains forward-looking statements, including, in particular, statements about our future plans, objectives, and expectations under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.  When used in this Annual Report and in future filings by the Company with the Securities and Exchange Commission (“SEC”), the words or phrases “will likely result”, “management expects”, “we expect”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected.  Examples of such risks and uncertainties include the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, and reliance on our intellectual property. We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Overview

We are in the business of designing, developing and selling our proprietary RF technologies and devices for use in semiconductor circuits for wireless communication products.  We currently have three customer contracts for the incorporation of our technologies into wireless chipsets, modules and products.  Under these contracts, we anticipate future revenues will be generated through product sales of integrated circuits (“ICs”) that incorporate our technology and/or royalties from the licensing of our IP for integration into our customer’s own wireless semiconductor circuits.  We also have service agreements in place whereby we may provide engineering services on a time and materials basis as requested by our customers.

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

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which provides a more thorough discussion of our products and services, industry outlook, and business trends.

Critical Accounting Policies

There have been no changes in critical accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations for Each of the Three Month Periods Ended March 31, 2010 and 2009

Revenue and Gross Margin
In October 2009, we were engaged by ITT under a fixed-price service contract valued at approximately $130,000 to incorporate our d2p commercial integrated circuits into a highly integrated transceiver for purposes of demonstrating the performance of the device to one of ITT’s military customers.  For the three-month period ended March 31, 2010, we recognized $64,000 in service revenue and approximately $17,000, or 27% in gross margin related to the completion of this contract.  We had no revenue or gross margin for the three-month period ended March 31, 2009.

We are jointly marketing our ICs along with our baseband chipset customer to handset OEMs and ODMs and we anticipate initial orders and product sales to commence in 2010.

Research and Development Expenses
Our research and development expenses decreased approximately $700,000 or 23% during the three- month period ended March 31, 2010 when compared to the same period in 2009.  This decrease is the result of decreases in outside engineering design services of approximately $210,000, software maintenance costs of approximately $110,000, prototype fabrication costs of approximately $110,000, and share-based compensation expense of approximately $240,000.

Outside engineering design services are utilized to supplement our internal engineering resources.  The related fees are generally project-based and will vary based on the timing and status of development projects.  The decrease in these fees was primarily related to the completion of certain programs in late 2009.  We expect to continue to utilize outside engineering design services periodically to supplement our internal resources.

Software licensing and support costs represent the annual licensing and support maintenance costs for engineering design and other software tools.  The decrease in these costs is a result of changes in the software tools necessary to support our product designs. Prototype fabrication costs are expected to vary period to period based on the timing, materials specified and number of variants requested on each prototype foundry run.

The decrease in share-based compensation expense is primarily the result of a reduction in expense attributed to employee equity awards from previous years which became fully vested in 2009.

We expect our 2010 research and development expenses to be less than those incurred in 2009.  However, these expenses will fluctuate on a quarter to quarter basis depending on the timing of various projects.

Marketing and Selling Expenses
Marketing and selling expenses decreased approximately $150,000, or 25% during the three-month period ended March 31, 2010 when compared to the same period in 2009.  This decrease was primarily due to a decrease in share-based compensation expense of approximately $95,000.  The decrease in share-based compensation expense is primarily the result of a reduction in expense attributed to employee equity awards from previous years which became fully vested in 2009.

General and Administrative Expenses
General and administrative expenses decreased by approximately $360,000, or 23% during the three-month period ended March 31, 2010 when compared to the same period in 2009.  This decrease was primarily due to a decrease in share-based compensation expense of approximately $310,000.  The decrease in share-based compensation expense is primarily the result of a reduction in expense attributed to employee equity awards from previous years which became fully vested in 2009.

Loss and Loss per Share
Our net loss decreased approximately $1,200,000 or 23% during the three-month period ended March 31, 2010 when compared to the same period in 2009.  This decrease is a result of the $1,200,000, or 23% decrease in operating expenses.

On a per share basis, our loss decreased $0.08 per share, or 44% for the three month period ended March 31, 2010 when compared to the same period in 2009.  This decrease is a result of the 23% decrease in operating expenses as well as a 44% increase in the weighted average shares outstanding for the period.

Liquidity and Capital Resources

As of March 31, 2010, we had working capital of approximately $9.6 million which represented a decrease of approximately $3.0 million from working capital at December 31, 2009.  The decrease was due primarily to the use of approximately $2.6 million to fund operations and the investment of approximately $0.2 million in intellectual property filings.  Our use of cash for operations decreased approximately $770,000, or 23%, from the three-month period ended March 31, 2009 to the same period for 2010.  This decrease in use of cash is a result of the reduction in operating expenses, primarily in research and development.  We expect our overall operating costs in 2010 will be less than those incurred in 2009 as a result of the elimination and/or deferral of certain expenditures related to product development activities and other cost-reduction measures implemented by us.

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

We believe our current capital resources, including $10.7 million in cash and cash equivalents, and our 2010 cost reduction efforts will be sufficient to support our liquidity requirements through 2010.  In the event that sufficient working capital is not available to meet our 2010 liquidity needs, we believe additional liquidity could be obtained through the surrender of key-man life insurance policies for their cash value and/or additional cost reduction measures.  In addition, we may be able to meet future liquidity needs through the issuance of equity securities under our outstanding shelf registration statements or through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

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

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of March 31, 2010, we had outstanding warrants to purchase 1,653,722 shares of common stock that were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001, 2006 and 2009. These warrants have exercise prices ranging from $1.88 to $56.66 per share, with a weighted average exercise price of $31.68 and a weighted average remaining contractual life of approximately 2.29 years.  The estimated fair value of these warrants of $15,443,357 is included in shareholders’ equity in our consolidated balance sheets.

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

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of March 31, 2010, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934).   Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2010.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

We are subject to legal proceedings and claims which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A.  Risk Factors.

In addition to other information in this Quarterly Report on Form 10-Q, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Reserved.

ITEM 5.  Other Information.

In accordance with the requirements of Form 8-K, we include the following disclosure:

On May 10, 2010, we issued a press release announcing our results of operations and financial condition for the three-month period ended March 31, 2010.  The press release is attached hereto as Exhibit 99.1.

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

ParkerVision, Inc.
Registrant

May 10, 2010	By: /s/ Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer

May 10, 2010	By: /s/ Cynthia L. Poehlman
Cynthia L. Poehlman
Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Jeffrey L. Parker, CEO

31.2	Section 302 Certification of Cynthia Poehlman, CFO

32.1	Section 906 Certification

99.1	Earnings Press Release