Form 10-Q
period 2010-06-30
PARKERVISION INC
filed 2010-08-05
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to_________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 2010, 41,260,835 shares of the Issuer’s Common Stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2010	December 31, 2009
CURRENT ASSETS:
Cash and cash equivalents	$631,527	$13,490,612
Available for sale securities	7,024,924	-
Accounts receivable	-	101,305
Prepaid expenses and other	379,240	493,157
Total current assets	8,035,691	14,085,074

PROPERTY AND EQUIPMENT, net	692,155	835,963

INTANGIBLE ASSETS, net	9,819,186	10,078,439

OTHER ASSETS, net	528,860	545,945
Total assets	$19,075,892	$25,545,421

CURRENT LIABILITIES:
Accounts payable	$326,620	$264,059
Accrued expenses:
Salaries and wages	480,141	269,630
Professional fees	278,459	749,864
Other accrued expenses	50,099	60,014
Deferred rent, current portion	159,045	113,282
Deferred revenue	-	50,733
Total current liabilities	1,294,364	1,507,582

LONG TERM LIABILITES
Capital lease, net of current portion	24,998	37,495
Deferred rent, net of current portion	49,865	117,038
Total long term liabilities	74,863	154,533
Total liabilities	1,369,227	1,662,115

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 41,249,296 and 41,160,335 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	412,493	411,603
Warrants outstanding	15,443,357	17,767,663
Additional paid-in capital	221,807,083	217,919,771
Accumulated deficit	(219,956,268)	(212,215,731)
Total shareholders' equity	17,706,665	23,883,306
Total liabilities and shareholders' equity	$19,075,892	$25,545,421

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Service revenue	$-	$-	$63,735	$-
Cost of sales	-	-	46,401	-
Gross margin	-	-	17,334	-

Research and development expenses	2,162,826	3,574,492	4,467,149	6,574,802
Marketing and selling expenses	441,658	538,193	902,762	1,153,454
General and administrative expenses	1,208,220	1,644,491	2,412,938	3,208,159
Total operating expenses	3,812,704	5,757,176	7,782,849	10,936,415

Interest and other income	24,713	551	29,137	38,289
Interest expense	(1,755)	-	(4,159)	-
Total interest and other income	22,958	551	24,978	38,289

Net loss	$(3,789,746)	$(5,756,625)	$(7,740,537)	$(10,898,126)

Basic and diluted net loss per common share	$(0.09)	$(0.17)	$(0.19)	$(0.35)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,789,746)	$(5,756,625)	$(7,740,537)	$(10,898,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	435,070	423,038	873,029	846,004
Share-based compensation	801,166	1,378,206	1,563,896	2,781,989
Changes in operating assets and liabilities:
Accounts receivable	3,689	-	101,305	-
Prepaid expenses and other assets	13,934	80,938	131,002	295,922
Accounts payable and accrued expenses	(234,614)	602,352	(209,792)	372,678
Deferred rent	8,892	(26,264)	(21,410)	(52,529)
Deferred revenue	-	-	(50,733)	-
Total adjustments	1,028,137	2,458,270	2,387,297	4,244,064
Net cash used in operating activities	(2,761,609)	(3,298,355)	(5,353,240)	(6,654,062)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	(8,024,924)	-	(8,024,924)	-
Proceeds from redemption of available for sale securities	1,000,000	-	1,000,000	-
Payments for patent costs and other intangible assets	(180,828)	(270,044)	(380,840)	(542,907)
Purchases of property and equipment	(83,459)	(46,844)	(89,128)	(49,246)
Proceeds from sale of assets	-	-	-	185,987
Net cash used in investing activities	(7,289,211)	(316,888)	(7,494,892)	(406,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in public and private offering	-	306,598	-	9,729,169
Proceeds from exercise of options and warrants	-	18,750	-	18,750
Principal payments on capital lease obligation	(5,566)	-	(10,953)	-
Net cash (used in) provided by financing activities	(5,566)	325,348	(10,953)	9,747,919

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,056,386)	(3,289,895)	(12,859,085)	2,687,691

CASH AND CASH EQUIVALENTS, beginning of period	10,687,913	10,792,245	13,490,612	4,814,659

CASH AND CASH EQUIVALENTS, end of period	$631,527	$7,502,350	$631,527	$7,502,350

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

The accompanying unaudited consolidated financial statements of ParkerVision have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the six-months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included.

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

From time to time, we issue equity awards in the form of options, restricted share units (“RSUs”) and restricted stock awards as compensation to our employees, outside consultants and non-executive directors (see Note 8).

In connection with one of the offerings of shares of our common stock on March 3, 2009, we issued warrants to purchase 431,320 shares of common stock.  These warrants were recorded at their relative fair value of approximately $453,000.

5.	Loss per Share

Basic loss per share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended June 30, 2010 and 2009 are 41,220,209 and 33,025,889, respectively.  The weighted average number of common shares outstanding for the six-month periods ended June 30, 2010 and 2009 are 41,196,564 and 30,823,361, respectively.

Options and warrants to purchase 5,257,594 and 5,984,261 shares of common stock were outstanding at June 30, 2010 and 2009, respectively.  In addition, unvested RSUs representing 394,831 and 538,788 shares of common stock were outstanding at June 30, 2010 and 2009, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

6.	Available for Sale Securities

Our available for sale securities consist of mutual funds that invest primarily in short-term municipal securities with an average effective maturity of one year or less. These securities are measured at cost which approximates fair value.   All dividends and gains are recognized as income as earned and immediately reinvested.  As of June 30, 2010, there were no unrealized gains or losses on our available for sale securities.

7.	Intangible Assets

Intangible assets consist of the following:

	June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$16,489,980	$6,828,236	$9,661,744
Prepaid licensing fees	794,000	636,558	157,442
	$17,283,980	$7,464,794	$9,819,186

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$16,109,140	$6,351,237	$9,757,903
Prepaid licensing fees	794,000	473,464	320,536
	$16,903,140	$6,824,701	$10,078,439

8.	Accounting for Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2009.

The following table presents share-based compensation expense included in our consolidated statements of operations for the six-month periods ended June 30, 2010 and 2009, respectively:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Research and development expense	$305,268	$545,570	$632,691	$1,110,021
Sales and marketing expense	169,483	161,121	255,510	341,731
General and administrative expense	326,415	671,515	675,695	1,330,237
Total share-based expense	$801,166	$1,378,206	$1,563,896	$2,781,989

As of June 30, 2010, there was $2,482,861 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of 1.02 years.

Share-based compensation for the three and six months ended June 30, 2010 includes approximately $45,000 of expense related to 2010 awards of an aggregate of 24,532 shares to a senior management employee as compensation  under the 2000 Performance Equity Plan (the “2000 Plan”).

Share-based compensation for the three and six months ended June 30, 2009 includes approximately $163,000 of expense related to a 2009 award of 157,200 nonqualified stock options under the 2000 Plan to our non-employee directors in lieu of cash as payment for their 2009 board and committee service.

9.	Stock Authorization and Issuance

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

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis include the following as of June 30, 2010 and December 31, 2009:

	Fair Value Measurements as of June 30, 2010
	Total	Quoted prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$232,000	$232,000	-	-
Available for sale securities:
Mutual funds	7,024,924	7,024,924	-	-
Total	$7,256,924	$7,256,924	-	-

	Fair Value Measurements as of December 31, 2009
	Total	Quoted prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$11,402,000	$11,402,000	-	-
Available for sale securities:
Mutual funds	-	-	-	-
Total	$11,402,000	$11,402,000	-	-

11.	Commitments and Contingencies

We currently lease office space in Lake Mary, Florida for our wireless design operations.  The lease term, as amended in April 2010, provides for a straight-lined monthly rental payment of approximately $18,874 through February 2014.

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

We expect our overall operating costs in 2010 will be less than those incurred in 2009 as a result of the elimination and/or deferral of certain expenditures related to product development activities and other cost-reduction measures implemented by us.  We believe our current capital resources, including $7.7 million in cash and available for sale securities, along with our 2010 cost reduction efforts will be sufficient to support our liquidity requirements through 2010.  In the event that sufficient working capital is not available to meet our 2010 liquidity needs, we believe additional liquidity could be obtained through the surrender of key-man life insurance policies for their cash value and/or additional cost reduction measures.  In addition, we may be able to meet future liquidity needs through the issuance of equity securities under our outstanding shelf registration statements or through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This report contains forward-looking statements, including, in particular, statements about our future plans, objectives, and expectations under this heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  When used in this Quarterly Report and in future filings by the Company with the Securities and Exchange Commission (“SEC”), the words or phrases “will likely result”, “is expected”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected.  Examples of such risks and uncertainties include the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, and reliance on our intellectual property. We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Overview

We are in the business of designing, developing and selling our proprietary RF technologies and devices for use in semiconductor circuits for wireless communication products.  We currently have three customer contracts for the incorporation of our technologies into wireless chipsets, modules and products.   Under these contracts, we anticipate future revenues will be generated through product sales of integrated circuits (“ICs”) that incorporate our technology and/or royalties from the licensing of our intellectual property for integration into our customer’s own wireless semiconductor circuits.   We also have service agreements in place whereby we may provide engineering services on a time and materials basis as requested by our customers.

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

Recent Developments

In July 2010, we entered into an agreement with one of our existing customers, a baseband provider (our “Baseband Partner”), to supply RF chipsets for a 3G mobile handset to be manufactured by a leading mobile handset OEM who is a significant customer of our Baseband Partner.  The RF chipset was developed in conjunction with our Baseband Partner to interface with its baseband processors.  The RF chipsets are expected to be sold along with our Baseband Partner’s baseband processors to the handset OEM.  Under the terms of the agreement, once the handset OEM verifies the performance of the RF chipsets and places an order with our Baseband Partner, our Baseband Partner will issue a blanket purchase order to us for one million RF chipsets and will release an initial shipment for delivery.  The purchase price and other terms of the sale are specified in the agreement. We anticipate receipt of the blanket purchase order and first delivery release from our Baseband Partner prior to the end of 2010.

Critical Accounting Policies

There have been no changes in critical accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations for Each of the Three and Six Month Periods Ended June 30, 2010 and 2009

Revenue and Gross Margin
In October 2009, we were engaged by ITT under a fixed-price service contract valued at approximately $130,000 to incorporate our d2p commercial integrated circuits into a highly integrated transceiver for purposes of demonstrating the performance of the device to one of ITT’s military customers.  For the six- month period ended June 30, 2010, we recognized $64,000 in service revenue and approximately $17,000, or 27% in gross margin related to the completion of this contract.  We had no revenue or gross margin for the three-month period ended June 30, 2010 or the six-month period ended June 30, 2009.

We anticipate initial orders and shipments of our RF chipsets developed in connection with our Baseband Partner, to commence in 2010.

Research and Development Expenses
Our research and development expenses decreased approximately $1,412,000 or 39% during the three month period ended June 30, 2010 when compared to the same period in 2009.   This decrease is primarily due to reduced outside engineering design fees of approximately $730,000, reduced prototype materials and fabrication costs of approximately $254,000, decreases in share-based compensation expense of approximately $240,000, and reduced software support costs of approximately $89,000.

Our research and development costs decreased approximately $2,108,000, or 32% during the six month period ended June 30, 2010 when compared to the same period in 2009.  This decrease was due to reduced outside engineering design fees of approximately $940,000, reduced prototype materials and fabrication costs of approximately $365,000, decreases in share-based compensation expense of approximately $477,000 and  reduced software support costs of approximately $199,000.

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

Marketing and Selling Expenses
Marketing and selling expenses decreased approximately $97,000, or 18% during the three-month period ended June 30, 2010 when compared to the same period in 2009.  This decrease is primarily due to reductions in personnel and related costs of approximately $77,000.

Marketing and selling expenses decreased approximately $251,000, or 22% during the six-month period ended June 30, 2010 when compared to the same period in 2009.   This decrease was primarily due to a decrease in personnel and related expense of approximately $127,000 and an additional decrease in share-based compensation expense of approximately $86,000.

The decreases in personnel and related costs for the three and six month periods ended June 30, 2010 is a result of the transfer of certain technical employees to product development functions during 2010.  The decrease in share-based compensation expense is also a result of reduction in expense attributed to employee equity awards from previous years which became fully vested in 2009.

General and Administrative Expenses
General and administrative expenses decreased approximately $436,000, or 27% during the three-month period ended June 30, 2010 when compared to the same period in 2009.  This decrease is primarily due to reductions in outside professional fees of approximately $131,000 and decreases in share-based compensation expense of approximately $345,000.

General and administrative expenses decreased approximately $795,000, or 25% during the six-month period ended June 30, 2010 when compared to the same period in 2009.   This decrease was primarily due to reductions in outside professional fees of approximately $136,000 and a decrease in share-based compensation expense of approximately $654,000, offset by an increase in board cash compensation expense of approximately $109,000.  The increase in board cash compensation expense is offset by a $163,000 decrease in share-based compensation expense for the same period which represents the expense attributable to nonqualified stock options which the non-executive directors received in lieu of cash as payment for their 2009 board and committee fees.

Additional decreases in share-based compensation expense are primarily the result of a reduction in expense attributed to employee equity awards from previous years which became fully vested in 2009.

Loss and Loss per Share
Our net loss decreased approximately $1,967,000 or 34% during the three-month period ended June 30, 2010 when compared to the same period in 2009.  This decrease is a result of the $1,944,000, or 34% decrease in operating expenses.  On a per share basis, our net loss decreased $0.08 per share, or 47% for the three-month period ended June 30, 2010 when compared to the same period in 2009.  This decrease is a result of the 34% decrease in operating expenses as well as a 25% increase in the weighted average shares outstanding for the period.

Our net loss decreased approximately $3,158,000 or 29% during the six-month period ended June 30, 2010 when compared to the same period in 2009.  This decrease is a result of the $3,154,000, or 29% decrease in operating expenses.  On a per share basis, our net loss decreased $0.16 per share, or 46% for the six-month period ended June 30, 2010 when compared to the same period in 2009.  This decrease is a result of the 29% decrease in operating expenses as well as a 34% increase in the weighted average shares outstanding for the period.

Liquidity and Capital Resources

As of June 30, 2010, we had working capital of approximately $6.7 million which represented a decrease of approximately $5.8 million from working capital at December 31, 2009.  The decrease was due primarily to the use of approximately $5.4 million to fund operations and the investment of approximately $0.4 million in intellectual property filings.   Our use of cash for operations in the first half of 2010 decreased approximately $1.3 million, or 20%, from cash used for operations in the first half of 2009.  This decrease in cash usage is a result of the reduction in operating expenses, primarily in research and development.   We expect our overall operating costs in 2010 will be less than those incurred in 2009 as a result of the elimination and/or deferral of certain expenditures related to product development activities and other cost-reduction measures implemented by us.

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products.  Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs incorporating our technologies and our ability to secure a reasonable share of the market through additional product offerings with our current customers and/or the addition of new customers.  We expect that revenue for 2010 will not be sufficient to cover our operational expenses for 2010, and that our expected continued losses and use of cash will be funded from available working capital.  We assessed our short-term liquidity needs based on the assumption that we would have minimal revenue and therefore our working capital must be sufficient to cover our operational expenses for 2010.

We believe our current capital resources, including $7.7 million in cash and available for sale securities, along with our 2010 cost reduction efforts will be sufficient to support our liquidity requirements through 2010.  In the event that sufficient working capital is not available to meet our 2010 liquidity needs, we believe additional liquidity could be obtained through the surrender of key-man life insurance policies for their cash value and/or additional cost reduction measures.  In addition, we may be able to meet future liquidity needs through the issuance of equity securities under our outstanding shelf registration statements or through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

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

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of June 30, 2010, we had outstanding warrants to purchase 1,653,722 shares of common stock that were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001, 2006 and 2009. These warrants have exercise prices ranging from $1.88 to $56.66 per share, with a weighted average exercise price of $31.68 and a weighted average remaining contractual life of approximately 2.04 years.  The estimated fair value of these warrants of $15,443,357 is included in shareholders’ equity in our consolidated balance sheets.

In April 2010, we amended our lease agreement for office space in Lake Mary, Florida for our wireless design operations.  The lease term provides for a straight-lined monthly rental payment of approximately $18,874 through February 2014.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our cash equivalents, which are primarily highly liquid money market instruments, and our available for sale securities, which are mutual funds invested primarily in short-term municipal securities, are subject to interest rate risk as well as market risk.  Market risk is the risk of loss arising from adverse changes in market and economic conditions and is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  We are averse to principal loss and seek to ensure the safety and preservation of our invested funds by limiting market risk.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of June 30, 2010, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934).   Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

We are subject to legal proceedings and claims which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A.  Risk Factors.

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report 2009”).  In addition to other information in this Quarterly Report on Form 10-Q, the risk factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2009 should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Reserved.

ITEM 5.  Other Information.

In accordance with and satisfaction of the requirements of Form 8-K, we include the following disclosure:

On August 5, 2010, we issued a press release announcing our results of operations and financial condition for the six-month period ended June 30, 2010.  The press release is attached hereto as Exhibit 99.1.

ITEM 6.  Exhibits.

3.1	Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 of Registration Statement No. 33-70588-A)
3.2	Amendment to Amended Articles of Incorporation dated March 6, 2000 (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1999)
3.3	Bylaws, as amended (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 10, 2008)
31.1	Section 302 Certification of Jeffrey L. Parker, CEO*
31.2	Section 302 Certification of Cynthia Poehlman, CFO*
32.1 99.1	Section 906 Certification* Earnings Press Release*

*Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.
Registrant

August 5, 2010	By: /s/ Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer

August 5, 2010	By: /s/ Cynthia L. Poehlman
Cynthia L. Poehlman
Chief Financial Officer

EXHIBIT INDEX

31.1	Section 302 Certification of Jeffrey L. Parker, CEO

31.2	Section 302 Certification of Cynthia Poehlman, CFO

32.1	Section 906 Certification

99.1	Earnings Press Release