Form 10-Q
period 2010-09-30
PARKERVISION INC
filed 2010-11-09
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

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

Large accelerated filer __	Accelerated filer X
Non-accelerated filer __ ( Do not check if a smaller reporting company)	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __ No X.

As of November 5, 2010, 49,890,651 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2010	December 31, 2009
CURRENT ASSETS:
Cash and cash equivalents	$452,344	$13,490,612
Available for sale securities	4,558,025	-
Accounts receivable	-	101,305
Prepaid expenses and other	257,461	493,157
Total current assets	5,267,830	14,085,074

PROPERTY AND EQUIPMENT, net	602,711	835,963

INTANGIBLE ASSETS, net	9,589,472	10,078,439

OTHER ASSETS, net	530,241	545,945
Total assets	$15,990,254	$25,545,421

CURRENT LIABILITIES:
Accounts payable	$562,141	$264,059
Accrued expenses:
Salaries and wages	405,569	269,630
Professional fees	284,633	749,864
Other accrued expenses	85,812	60,014
Deferred rent, current portion	139,047	113,282
Deferred revenue	-	50,733
Total current liabilities	1,477,202	1,507,582

LONG TERM LIABILITES
Capital lease, net of current portion	18,434	37,495
Deferred rent, net of current portion	56,350	117,038
Total long term liabilities	74,784	154,533
Total liabilities	1,551,986	1,662,115

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 41,308,049 and 41,160,335 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	413,080	411,603
Accumulated other comprehensive income	11,505	-
Warrants outstanding	15,443,357	17,767,663
Additional paid-in capital	222,503,258	217,919,771
Accumulated deficit	(223,932,932)	(212,215,731)
Total shareholders' equity	14,438,268	23,883,306
Total liabilities and shareholders' equity	$15,990,254	$25,545,421

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Service revenue	$-	$-	$63,735	$-
Cost of sales	-	-	46,401	-
Gross margin	-	-	17,334	-

Research and development expenses	2,416,216	3,730,517	6,883,365	10,305,319
Marketing and selling expenses	424,779	502,914	1,327,541	1,656,368
General and administrative expenses	1,157,238	1,509,052	3,570,176	4,717,211
Total operating expenses	3,998,233	5,742,483	11,781,082	16,678,898

Interest and other income	23,137	118	52,274	38,407
Interest expense	(1,568)	(3,862)	(5,727)	(3,862)
Total interest and other income (expense)	21,569	(3,744)	46,547	34,545

Net loss	(3,976,664)	(5,746,227)	(11,717,201)	(16,644,353)

Unrealized gain on investment securities	11,505	-	11,505	-

Comprehensive loss	$(3,965,159)	$(5,746,227)	$(11,705,696)	$(16,644,353)

Basic and diluted net loss per common share	$(0.10)	$(0.17)	$(0.28)	$(0.53)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PARKERVISION, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,976,664)	$(5,746,227)	$(11,717,201)	$(16,644,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	428,719	443,549	1,301,748	1,289,553
Share-based compensation	696,762	1,226,667	2,260,658	4,008,656
Loss on disposal of asset	37,158	-	37,158	-
Changes in operating assets and liabilities:
Accounts receivable	-	-	101,305	-
Prepaid expenses and other assets	120,398	217,215	251,400	513,137
Accounts payable and accrued expenses	202,024	(77,200)	(7,768)	295,478
Deferred rent	(13,513)	(29,778)	(34,923)	(82,307)
Deferred revenue	-	-	(50,733)	-
Total adjustments	1,471,548	1,780,453	3,858,845	6,024,517
Net cash used in operating activities	(2,505,116)	(3,965,774)	(7,858,356)	(10,619,836)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	(21,596)	-	(8,046,520)	-
Proceeds from redemption of available for sale securities	2,500,000	-	3,500,000	-
Payments for patent costs and other intangible assets	(134,562)	(216,234)	(515,402)	(759,141)
Proceeds from sale of assets	-	-	-	185,987
Purchases of property and equipment	(12,157)	(22,447)	(101,285)	(71,693)
Net cash provided by (used in) investing activities	2,331,685	(238,681)	(5,163,207)	(644,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in public and private offering	-	-	-	9,729,169
Shelf registration fees	-	(14,000)	-	(14,000)
Principal payments on capital lease obligation	(5,752)	(6,540)	(16,705)	(6,540)
Proceeds from exercise of options and warrants	-	18,750	-	37,500
Net cash (used in) provided by financing activities	(5,752)	(1,790)	(16,705)	9,746,129

NET DECREASE IN CASH AND CASH EQUIVALENTS	(179,183)	(4,206,245)	(13,038,268)	(1,518,554)

CASH AND CASH EQUIVALENTS, beginning of period	631,527	7,502,350	13,490,612	4,814,659

CASH AND CASH EQUIVALENTS, end of period	$452,344	$3,296,105	$452,344	$3,296,105

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

The accompanying unaudited consolidated financial statements of ParkerVision have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Operating results for the nine-months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included.

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

Basic loss per share is determined based on the weighted-average number of common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three-month periods ended September 30, 2010 and 2009 are 41,275,217 and 33,085,620, respectively. The weighted average number of common shares outstanding for the nine-month periods ended September 30, 2010 and 2009 are 41,223,070 and 31,585,734, respectively.

Options and warrants to purchase 5,290,094 and 6,043,427 shares of common stock were outstanding at September 30, 2010 and 2009, respectively. In addition, unvested RSUs representing 347,617 and 499,174 shares of common stock were outstanding at September 30, 2010 and 2009, respectively. These options, warrants and RSUs were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

6.	Available for Sale Securities

Our available for sale securities consist of mutual funds that invest primarily in short-term municipal securities with an average effective maturity of one year or less. These securities are measured at cost which approximates fair value. All dividends and gains are recognized as income as earned and immediately reinvested. As of September 30, 2010, unrealized gains of $11,505 were included in accumulated other comprehensive income in shareholders’ equity

7.	Intangible Assets

Intangible assets consist of the following:

	September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$16,624,542	$7,073,807	$9,550,735
Prepaid licensing fees	694,000	655,263	38,737
	$17,318,542	$7,729,070	$9,589,472

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$16,109,140	$6,351,237	$9,757,903
Prepaid licensing fees	794,000	473,464	320,536
	$16,903,140	$6,824,701	$10,078,439

8.	Accounting for Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2009.

The following table presents share-based compensation expense included in our consolidated statements of operations for the nine-month periods ended September 30, 2010 and 2009, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Research and development expense	$292,876	$457,979	$925,567	$1,568,000
Sales and marketing expense	125,206	132,838	380,716	474,569
General and administrative expense	278,680	635,850	954,375	1,966,087
Total share-based expense	$696,762	$1,226,667	$2,260,658	$4,008,656

As of September 30, 2010, there was $1,813,842 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards. This cost is expected to be recognized over a weighted average period of 0.81 years.

On September 8, 2010, we granted a stock option to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $0.82 per share to an outside consultant as compensation under a consulting agreement. This option is for unregistered shares that have “piggy-back” registration rights on subsequent registration statements. The option vests in equal monthly increments over the twelve month term of the agreement. Upon ninety days notice, the consulting agreement may be terminated and any unvested portion of the option will be cancelled. The fair value of this option is estimated at each interim reporting date during the option term using the Black-Scholes option pricing model. For the three and nine month periods ended September 30, 2010, we recognized approximately $13,000 in expense related to this option, which is included in the table of share-based compensation expense shown above.

Share-based compensation for the three and nine months ended September 30, 2010 includes approximately $15,000 and $60,000, respectively of expense related to 2010 awards of an aggregate of 36,071 shares to a senior management employee as compensation under the 2000 Performance Equity Plan (the “2000 Plan”).

9.	Stock Authorization and Issuance

We have filed two shelf registration statements with the SEC for purposes of providing flexibility to raise funds from the offering of various securities over a period of three years, subject to market conditions. Securities offered under the shelf registration statements may be used to fund working capital, capital expenditures, vendor purchases, and other capital needs. The first shelf registration statement was filed on January 5, 2009 (File No. 333-156571) and declared effective on January 20, 2009 (the “January 2009 Shelf”) for the offering of up to $25 million in securities. The second shelf registration statement was filed on September 14, 2009 (File No. 333-161903) and was declared effective on September 30, 2009 for the offering of up to $50 million in securities. As of September 30, 2010, we have issued an aggregate of $26 million in securities under these two shelf registration statements.

On November 3, 2010, we completed the sale of an aggregate of 8,582,602 shares of common stock and 4,291,298 warrants to a limited number of institutional and other investors under the January 2009 Shelf. The shares and warrants were sold at a price of $0.5085 for each combination of one share of common stock and 0.5 warrants. The warrants are immediately exercisable at a price of $0.5352 per share and expire on November 3, 2015. The offering represented 17.2% of our outstanding common stock on an after-issued basis. The aggregate net proceeds from this offering were approximately $3.9 million, after deduction of placement agent fees and other offering costs.

10.	Fair Value Measurements

We have determined the estimated fair value amounts of our financial instruments using available market information. Our assets that are measured at fair value on a recurring basis include the following as of September 30, 2010 and December 31, 2009:

	Fair Value Measurements as of September 30, 2010
	Total	Quoted prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities:
Mutual funds	$4,558,025	$4,558,025	-	-

	Fair Value Measurements as of December 31, 2009
	Total	Quoted prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Money market funds	$11,402,000	$11,402,000	-	-

11.	Commitments and Contingencies

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

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products. Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs incorporating our technologies and our ability to secure a reasonable share of the market through product offerings with our current customers and/or the addition of new customers. Our revenue for 2010 will not be sufficient to cover our operational expenses for 2010, and we expect that our expected continued losses and use of cash will be funded from available working capital. We assessed our short-term liquidity needs based on the assumption that our working capital must be sufficient to cover our operational expenses for 2010 with an assumption of minimal revenue.

We expect our overall operating costs for 2010 will be less than those incurred in 2009 as a result of the elimination and/or deferral of certain expenditures related to product development activities and other cost-reduction measures implemented by us. We believe our current capital resources, including $5.0 million in cash and available for sale securities at September 30, 2010 and the $3.9 million in net proceeds from our November 3, 2010 offering will be sufficient to support our liquidity requirements at least through the first quarter of 2011. We may be able to meet our longer-term liquidity needs through the issuance of additional equity securities under our outstanding shelf registration statements or through short or long-term debt financing, although there can be no assurance that such financing will be available to us. We currently have no significant long-term debt obligations.

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

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public. This Quarterly Report contains forward-looking statements, including, in particular, statements about our future plans, objectives, and expectations under this heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. When used in this Quarterly Report and in future filings by the Company with the Securities and Exchange Commission (“SEC”), the words or phrases “will likely result”, “is expected”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including, without limitation, the risk, uncertainties and other factors we identify from time to time in our filings with the SEC, including under Item 1A of Part II of this Quarterly Report and in our other Quarterly Reports on Form 10-Q, our Annual Reports on Form 10-K and our Current Reports on Form 8-K. Examples of such risks and uncertainties include the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, and reliance on our intellectual property. We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

We believe our technology has substantial advantages over competing technologies, especially in the 3G mobile handset market and generations that are evolving beyond 3G, such as 4G mobile handset standards and applications. We have made significant investments in developing our technologies and products, the returns on which are dependent upon the generation of future revenues for realization. Since we have not yet generated revenues sufficient to offset our operating expenses, we have mostly relied on proceeds from the sale of equity securities to fund our operations. We intend to continue to use our working capital to support future marketing, sales, research and development and general operations.

The following discussion should be read along with the unaudited condensed consolidated financial statements included in this Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2009 (“Annual Report 2009”), as filed with the Securities and Exchange Commission, which provides a more thorough discussion of our products and services, industry outlook, and business trends.

Recent Developments

On November 3, 2010, we sold an aggregate of 8,582,602 shares of common stock and 4,291,298 warrants to a limited number of institutional and other investors at a price of $0.5085 for each combination of one share of common stock and 0.5 warrants. The sale was made pursuant to our “shelf” registration statement on Form S-3 (File No. 333-156571), which was declared effective on January 20, 2009. The warrants are immediately exercisable at a price of $0.5352 per share and expire on November 3, 2015. The aggregate net proceeds from this offering were approximately $3.9 million, after deduction of placement agent fees and other offering costs. These proceeds will be used to fund our working capital needs.

In July 2010, we entered into an agreement with one of our existing customers, a baseband provider (our “Baseband Partner”), to supply RF chipsets for a 3G mobile handset to be manufactured by a mobile handset OEM who is a significant customer of our Baseband Partner. The RF chipset was developed in conjunction with our Baseband Partner to interface with its baseband processors. The RF chipsets are expected to be sold along with our Baseband Partner’s baseband processors to the handset OEM. Under the terms of the agreement, once the handset OEM verifies the performance of the RF chipsets and places an order with our Baseband Partner, our Baseband Partner will issue a blanket purchase order to us for one million RF chipsets and will release an initial shipment for delivery. The purchase price and other terms of the sale are specified in the agreement. We anticipate receipt of the blanket purchase order and first delivery release from our Baseband Partner prior to the end of 2010.

Critical Accounting Policies

There have been no changes in critical accounting policies from those stated in our Annual Report 2009.

Results of Operations for Each of the Three and Nine Month Periods Ended September 30, 2010 and 2009

Revenue and Gross Margin
In October 2009, we were engaged by ITT under a fixed-price service contract valued at approximately $130,000 to incorporate our d2p commercial integrated circuits into a highly integrated transceiver for purposes of demonstrating the performance of the device to one of ITT’s military customers. For the nine-month period ended September 30, 2010, we recognized $64,000 in service revenue and approximately $17,000, or 27% in gross margin related to the completion of this contract. We had no revenue or gross margin for the three-month periods ended September 30, 2010 or September 30, 2009 or the nine-month period ended September 30, 2009.

Research and Development Expenses
Our research and development expenses decreased approximately $1,314,000 or 35% during the three month period ended September 30, 2010 when compared to the same period in 2009. This decrease is primarily due to reduced outside engineering design fees of approximately $1,010,000 and a decrease in share-based compensation expense of approximately $165,000.

Our research and development costs decreased approximately $3,422,000, or 33% during the nine month period ended September 30, 2010 when compared to the same period in 2009. This decrease was due to reductions in outside engineering design fees of approximately $1,950,000, share-based compensation expense of approximately $640,000, prototype materials and fabrication costs of approximately $405,000, and software support costs of approximately $180,000.

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

The decrease in share-based compensation expense is primarily the result of a reduction in expense attributed to employee equity awards from previous years which became fully vested in 2009. Prototype fabrication costs are expected to vary period to period based on the timing, materials specified and number of variants requested on each prototype foundry run. The decrease in prototype materials and fabrication costs in the first nine months of 2010 when compared to the same period in 2009 is primarily a result of reduced material costs for prototype components. Software licensing and support costs represent the annual licensing and support maintenance costs for engineering design and other software tools. The decrease in these costs is a result of changes in the software tools necessary to support our product designs.

We expect our 2010 research and development expenses to continue to be less than those incurred in 2009. However, these expenses may fluctuate on a quarter to quarter basis depending on the timing of various projects.

Marketing and Selling Expenses
Marketing and selling expenses decreased approximately $78,000, or 16% during the three-month period ended September 30, 2010 when compared to the same period in 2009. This decrease is primarily due to reductions in personnel and related costs of approximately $55,000.

Marketing and selling expenses decreased approximately $329,000, or 20% during the nine-month period ended September 30, 2010 when compared to the same period in 2009. This decrease was primarily due to a decrease in personnel and related expense of approximately $180,000 and a decrease in share-based compensation expense of approximately $95,000.

The decreases in personnel and related costs for the three and nine month periods ended September 30, 2010 is a result of the transfer of certain technical employees to product development functions during 2010. The decrease in share-based compensation expense is primarily the result of a reduction in expense attributed to employee equity awards from previous years which became fully vested in 2009.

General and Administrative Expenses
General and administrative expenses decreased approximately $352,000, or 23% during the three-month period ended September 30, 2010 when compared to the same period in 2009. This decrease is primarily due to a decrease in share-based compensation expense of approximately $355,000.

General and administrative expenses decreased approximately $1,147,000, or 24% during the nine-month period ended September 30, 2010 when compared to the same period in 2009. This decrease was primarily due to a decrease in share-based compensation expense of approximately $1,010,000.

The decrease in share-based compensation expense is primarily the result of a reduction in expense attributed to employee and director equity awards from previous years which became fully vested in 2009.

Loss and Loss per Share
Our net loss decreased approximately $1,770,000 or 31% during the three-month period ended September 30, 2010 when compared to the same period in 2009. This decrease is a result of the $1,744,000, or 30% decrease in operating expenses. On a per share basis, our net loss decreased $0.07 per share, or 41% for the three-month period ended September 30, 2010 when compared to the same period in 2009. This decrease is a result of the 30% decrease in operating expenses as well as a 25% increase in the weighted average shares outstanding for the period.

Our net loss decreased approximately $4,927,000 or 30% during the nine-month period ended September 30, 2010 when compared to the same period in 2009. This decrease is a result of the $4,898,000, or 29% decrease in operating expenses. On a per share basis, our net loss decreased $0.25 per share, or 47% for the nine-month period ended September 30, 2010 when compared to the same period in 2009. This decrease is a result of the 29% decrease in operating expenses as well as a 31% increase in the weighted average shares outstanding for the period.

Liquidity and Capital Resources
As of September 30, 2010, we had working capital of approximately $3.8 million which represented a decrease of approximately $8.8 million from working capital at December 31, 2009. The decrease was due primarily to the use of approximately $7.9 million to fund operations and the investment of approximately $0.5 million in intellectual property filings. Our use of cash for operations through the third quarter of 2010 decreased approximately $2.8 million, or 26%, from cash used for operations for the same period in 2009. This decrease in cash usage is a result of the reduction in operating expenses, primarily in research and development. We expect our overall operating costs in 2010 will be less than those incurred in 2009 as a result of the elimination and/or deferral of certain expenditures related to product development activities and other cost-reduction measures implemented by us.

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products. Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs incorporating our technologies and our ability to secure a reasonable share of the market through additional product offerings with our current customers and/or the addition of new customers. Our revenue for 2010 will not be sufficient to cover our operational expenses for 2010, and we expect that our continued losses and use of cash will be funded from available working capital. We assessed our short-term liquidity needs based on the assumption that we would have minimal revenue and therefore our working capital must be sufficient to cover our operational expenses for 2010.

We believe our current capital resources, including $5.0 million in cash and available for sale securities at September 30, 2010 and the $3.9 million in net proceeds from our November 3, 2010 offering will be sufficient to support our liquidity requirements at least through the first quarter of 2011. We may be able to meet our longer-term liquidity needs through the issuance of additional equity securities under our outstanding shelf registration statements or through short or long-term debt financing, although there can be no assurance that such financing will be available to us. We currently have no significant long-term debt obligations.

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

Off-Balance Sheet Transactions, Arrangements and Other Relationships
As of September 30, 2010, we had outstanding warrants to purchase 1,653,722 shares of common stock that were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001, 2006 and 2009. These warrants have exercise prices ranging from $1.88 to $56.66 per share, with a weighted average exercise price of $31.68 and a weighted average remaining contractual life of approximately 1.78 years. The estimated fair value of these warrants of $15,443,357 is included in shareholders’ equity in our consolidated balance sheets.

Contractual Obligations
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

Evaluation of Disclosure Controls and Procedures
As of September 30, 2010, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2010.

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

In addition to the risk factors previously disclosed in our Annual Report 2009, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.

Because the bid price of our common stock is below the minimum requirement for the Nasdaq Global Market, there can be no assurance that our common stock will continue to trade on that market or another national securities exchange.

On August 18, 2010, we received a notice from the Nasdaq Global Market stating that, for the last 30 consecutive business days, the closing bid price for our common stock had been below the minimum of $1.00 per share required for continued inclusion on the exchange. The notification letter stated that we would be afforded 180 calendar days, or until February 14, 2011, to regain compliance with the minimum bid price requirement. In order to regain compliance, the bid price for shares of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days. We intend to actively monitor the bid price for our common stock between now and February 14, 2011, and will consider all available options to regain compliance with the Nasdaq minimum bid price requirement. There can be no assurance, however, that we will be able to regain compliance. If we are unable to do so and our common stock is no longer listed on Nasdaq or another national securities exchange, the liquidity and market price of our common stock may be adversely affected.

We may not be able to deliver shares of common stock upon exercise of our public warrants if such issuance has not been registered or qualified or deemed exempt under the securities laws of the state of residence of the holder of the warrant.

On March 3, 2009 and November 3, 2010, we sold warrants to the public in offerings registered under our “shelf” registration statement on Form S-3 (File No. 333-156571). Because the exemptions from qualification in certain states for issuances of common stock by the issuer upon exercise of these warrants may be different, a warrant may be held by a holder in a state where an exemption is not available for such exercise and we may be precluded from issuing such shares. If our common stock continues to be listed on the Nasdaq Global Market or another national securities exchange, an exemption from registration in every state for the issuance of common stock upon exercise of these warrants would be available. However, we cannot assure you that our common stock will continue to be so listed. As a result, these warrants may be deprived of any value, the market for these warrants may be limited and the holders of these warrants may not be able to obtain shares of common stock upon exercise of the warrants if the common stock issuable upon such exercise is not qualified or otherwise exempt from qualification in the jurisdictions in which the holders of the warrants reside.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 8, 2010, we issued an option to purchase 100,000 shares of our common stock to one of our vendors in exchange for shareholder relations services valued at approximately $56,000. The option was immediately exercisable as to 16,666 shares and became exercisable as to an additional 8,334 shares on September 30, 2010. The remainder of the option vests in nine equal increments on the last day of each month. The option expires on June 30, 2015. The option was issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the vendor is a sophisticated investor, with such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Reserved.

ITEM 5.	Other Information.

In accordance with and satisfaction of the requirements of Form 8-K, we include the following disclosure:

On November 9, 2010, we issued a press release announcing our results of operations and financial condition for the nine-month period ended September 30, 2010. The press release is attached hereto as Exhibit 99.1.

ITEM 6.	Exhibits.

3.1	Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 of Registration Statement No. 33-70588-A)
3.2	Amendment to Amended Articles of Incorporation dated March 6, 2000 (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1999)
3.3	Bylaws, as amended (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 10, 2008)
10.1	Launch Agreement dated July 20, 2010 between Registrant and its Baseband Partner*
31.1	Section 302 Certification of Jeffrey L. Parker, CEO*
31.2	Section 302 Certification of Cynthia Poehlman, CFO*
32.1	Section 906 Certification*
99.1	Earnings Press Release*

*Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.
Registrant

November 9, 2010	By: /s/ Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer

November 9, 2010	By: /s/ Cynthia L. Poehlman
Cynthia L. Poehlman
Chief Financial Officer

EXHIBIT INDEX

10.1	Launch Agreement dated July 20, 2010 between Registrant and its Baseband Partner.
31.1	Section 302 Certification of Jeffrey L. Parker, CEO
31.2	Section 302 Certification of Cynthia Poehlman, CFO
32.1	Section 906 Certification
99.1	Earnings Press Release