Form 10-K
period 2010-12-31
PARKERVISION INC
filed 2011-03-31
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)	(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES ACT OF 1934
  For the transition period from ________to__________

Commission file number 0-22904

PARKERVISION, INC.
(Exact Name of Registrant as Specified in Its Charter)
Florida	59-2971472
(State of Incorporation)	(I.R.S. Employer ID No.)

7915 Baymeadows Way, Suite 400
Jacksonville, Florida 32256
 (Address of Principal Executive Offices)

Registrant’s telephone number, including area code:  (904) 732-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	The NASDAQ Stock Market
Common Stock Rights	The NASDAQ Stock Market

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

Large accelerated filer ( )	Accelerated filer ( )
Non-accelerated filer ( )	Smaller reporting company (X)
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).   Yes (  ) No (X)

As of June 30, 2010, the aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant was approximately $48,872,068 (based upon $1.27 share closing price on that date, as reported by the NASDAQ Global Market).

As of March 30, 2011, 59,001,958 shares of the Issuer's Common Stock were outstanding.

INTRODUCTORY NOTE

Unless the context otherwise requires, in this Annual Report on Form 10-K (“Annual Report”) “we”, “us”, “our” and the “Company” mean ParkerVision, Inc.

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  When used in this Annual Report and in future filings by the Company with the Securities and Exchange Commission (“SEC”), the words or phrases “will likely result”, “management expects”, “we expect”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify such “forward-looking statements.”   Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties set forth in this Annual Report under the heading “Risk Factors” and in our other periodic reports.  Examples of such risks and uncertainties include the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, and reliance on our intellectual property. We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

PART I

Item 1.  Business.

We were incorporated under the laws of the state of Florida on August 22, 1989.  We are in the business of designing, developing and selling our proprietary radio frequency (“RF”) technologies and products for use in semiconductor circuits for wireless communication products.  Our business is expected to include licensing of our intellectual property and the sale of integrated circuits based on our technology for incorporation into wireless devices designed by our customers.  Our business may also include the joint development and marketing of wireless radio devices that incorporate our technologies.  In addition, from time to time, we provide engineering consulting and design services to our customers, for a negotiated fee, to assist them in developing prototypes and/or products incorporating our technologies.  We are primarily focused on incorporating our technologies into mobile handsets, but our technologies are applicable to other wireless products that are related to networks serving mobile handsets such as data cards, femtocells, machine-to-machine (M2M) and embedded applications.  Our technology can also be applied to non-cellular radio applications such as military radios.

Our business operates under a single segment.  Refer to our financial statements in Item 8 to this Annual Report for financial data including our net losses from operations and total assets.

Recent Developments

On March 30, 2011, we completed the sale of an aggregate of 3,332,117 shares of our common stock, at a price of $0.71 per share and 2,691,360 units each consisting of one share of common stock and 0.3 of a warrant to purchase common stock at a price of $0.81 per unit, to a limited number of institutional and other investors under the September 2009 Shelf.  The aggregate net proceeds from this offering were approximately $4.14 million, after deduction of placement agent fees and other offering costs and will be used for general working capital purposes.

We also recently completed the testing process for our first RF product in collaboration with our baseband partner, VIA Telecom, Inc. (“VIA”).  This initial product is designed to interface directly with VIA’s

CDMA baseband processors for use in 3G mobile applications.  One of VIA’s handset customers is currently working with us for the design of this product into their mobile handsets and we anticipate receipt of the initial orders for this product in the near future.

General Development of Business

Our business has been primarily focused on the development and marketing of our RF technologies for mobile applications.  Our technologies represent unique, proprietary methods for processing RF waveforms in wireless applications.  The technology applies to both transmit and receive functions of a radio transceiver.  The transmit portion of the technology is called Direct2Power™, or d2p™, and enables the transformation of a baseband data signal to an RF carrier waveform, at the desired power output level, in a single unified operation.  The receiver portion of the technology is called Direct2Data™, or d2d™, and enables the direct conversion of an RF carrier to a baseband data signal.  Our development and marketing efforts since 2005 have been primarily focused on the transmit portion of our technologies; however, incorporation of the receiver technology in mobile applications is contemplated in our future product plans.

We completed the first d2p integrated circuit (“IC”) which embodied many of the advancements of our technology in 2006. This enabled us to create partially-integrated prototype radios for demonstration purposes. Since 2006, we have continued to further advance our prototype ICs and related demonstration platforms.  Our prototypes support functionality that is multi-band (meaning multiple frequencies) and multi-mode (meaning multiple cellular standards and corresponding modulation formats). Our ICs support multiple bands of cellular and PCS (Personal Communications Service) frequencies and support the current and emerging cellular standards including GSM/EDGE, CDMA, W-CDMA, and HSUPA.  We are also able to demonstrate 802.16e WiMax and LTE standards with our current ICs.

In concert with advancing our prototypes, we began cultivating potential customer relationships in the mobile handset industry.  We also explored potential relationships outside the mobile handset industry to the extent that the requirements of prospective customers were in concert with the needs of our primary target market.  We believe our direct customers will likely be the mobile handset manufacturers and their chipset suppliers in the mobile handset industry.  We also have and continue to cultivate relationships with the network providers who exert significant influence on the OEMs (Original Equipment Manufacturers) in the mobile handset industry.

Our lack of tenure in the mobile handset industry coupled with the unique nature of our technology resulted in lengthy and intense technology evaluation and due diligence efforts by potential customers.  Furthermore, in order to utilize our technology in a mobile handset application, our RF chipsets must interface with the baseband processor that generates the data to be transmitted.  Although our technology is capable of interfacing with any baseband processor, the development of the interface between the baseband processor and our chipset requires a cooperative effort with the baseband provider.

In December 2007, we entered into a licensing and engineering services agreement with VIA who is a global supplier of CDMA baseband processors that are used in a wide range of mobile devices.  VIA designs and supplies chipsets and related reference designs to handset OEMs and ODMs (Original Design Manufacturers) for incorporation into mobile devices and their customer base includes at least three of the top five global handset manufacturers.  During 2008 and 2009, our development efforts were focused on advancing our ICs from prototype to production-ready samples for VIA and other potential customers.  We also began development of various packaging designs and production test programs.  During 2009, we worked with VIA to co-develop a sample 3G mobile handset which verified our technology in a working implementation and tested our technology’s performance.  The results of these efforts were utilized to market our product to VIA’s customers.

During 2010, we modified our circuit layout and packaging to meet the design requirements of one of VIA’s customers, a rapidly growing handset OEM.  The testing of our product in this design was completed in early 2011 and we are working closely with VIA and the handset customer towards the release of an order which we expect to occur in the near term.

Although VIA has the right, under their licensing agreement with us, to manufacture devices based on our technology and pay us a per unit royalty for the license, the agreement also provides that we may manufacture and sell such devices ourselves to third parties.   We anticipate that our initial product revenues will be generated from chipset sales to VIA’s customers rather than through the licensing arrangement.  We are highly dependent on our relationship with VIA, the loss of which could have a material adverse effect on our business.

In 2007, we entered into a licensing and engineering services agreement for our technology with ITT Corporation (“ITT”).  The ITT relationship is a result of our marketing efforts outside of the mobile handset industry.  ITT initially engaged us under the engineering services agreement to analyze and evaluate the architectural design alternatives for incorporation of our technology into RF circuits based on various product specifications.  In 2008, we delivered a development/demonstration platform to ITT for their use in product development and demonstration to their customers.  ITT marketed our technology, based on our commercial designs, to a number of their customers and in October 2009, ITT was awarded a government contract for the demonstration of our technology in a highly integrated transceiver application for military products.  ITT in turn, engaged us as a subcontractor to incorporate our commercial ICs into an existing highly integrated transceiver platform.  The services related to this product demonstration were completed in the first quarter of 2010.  During 2010, we assisted ITT in seeking additional government funding projects for products incorporating our technologies; however, to date, we are not aware of any funds received by ITT for this purpose.  We do not intend to initiate any new development efforts for ITT-related projects, unless those projects are funded by either ITT or their customers.  In the event ITT completes development of a product incorporating either our d2p or d2d technology, we will receive a per unit royalty from them for any such products sold under the terms of our agreement with them.

In December 2008, we entered into a product and market development agreement with LG Innotek Co., Ltd. (“LGI”), a division of the LG Group.  The agreement provided for a cooperative working relationship between us and LGI for the development and marketing of RF modules that incorporated our technologies for use in mobile applications such as wireless handsets and data cards.  The agreement contemplated a supplier relationship between us and LGI whereby we would sell LGI tested, unpackaged integrated circuits for incorporation into modules designed for commercial HEDGE applications.   HEDGE is an acronym for applications that incorporate support for 2G, 2.5G and 3G waveform standards including GSM, EDGE, WCDMA, and HSPA.   During 2009, we worked closely with LGI on both product development and joint marketing activities.  In early 2010, we focused our limited development resources on 3G CDMA-based applications and, as a result, delayed the HEDGE-specific development efforts with LGI.

To date, we have generated no royalty or product revenue from our d2p technology.  Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs and our ability to secure a reasonable market share through product offerings with our current customers and/or the addition of new customers and/or products.   We believe our technology has substantial advantages over competing technologies, especially in the third generation, or 3G, and fourth generation, 4G, mobile handset standards and applications.

We anticipate that the rate of adoption of our technologies will increase as shipments of devices incorporating our technology commence in 2011.   Future sales may be influenced by the terms negotiated with our current customers and our ability to expand internal resources to support multiple customers.

Competitive Position

We operate in a highly competitive industry against companies with substantially greater financial, technical, and sales and marketing resources.   Our technologies, which are currently being marketed in the mobile handset industry, face competition from incumbent providers of transceivers, such as Broadcom, Infineon, and Qualcomm, as well as incumbent providers of power amplifiers, including companies such as Anadigics, RF Microdevices, and Skyworks, among others.   Each of our competitors, however, also has the potential of becoming a customer for our technologies.  To date, we are unaware of any competing or emerging RF technologies that provide all the simultaneous benefits that our technology enables.

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

Hurdles to the adoption of our technologies include entrenchment of existing technologies, the disruptive nature of our technology, and our lack of tenure in the markets we are targeting.  We believe we can gain adoption, and therefore compete, based on the performance advantages enabled by our unique circuit architecture, as supported by a solid and defensible intellectual property (“IP”) portfolio.  Our circuit architecture is capable of being compliant with all current mobile phone standards and can be configured to accept all standard baseband data inputs.  In addition, we believe that one or more of our technology’s abilities to provide improved power efficiencies, highly accurate RF carrier waveforms, smaller form factors and better manufacturing yields, provides a solution to existing problems in applications for 3G standards and beyond that the mobile handset industry is seeking to solve.

Production and Supply

The ICs which incorporate our core RF technology are produced using a Silicon Germanium (“SiGe”) process through a fabrication relationship with IBM Microelectronics (“IBM”).  Additional ICs which contain the digital engine that controls our RF transmit IC and interfaces to the mobile phone baseband processor are  produced through a third-party fabrication relationship with Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) using a CMOS semiconductor process.  We believe IBM and TSMC have sufficient capacity to meet our foreseeable needs.  In addition, our ICs can be produced using different materials and processes, if necessary, to satisfy capacity requirements and/or customer preferences.   In instances where our customer licenses our IP, the production capacity risk shifts to that customer.

Patents and Trademarks

We consider our IP, including patents, patent applications, trademarks, and trade secrets to be significant to our competitive positioning.   We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate to establish and maintain our proprietary rights in our technology and products.  We currently have obtained 107 U.S. and 60 foreign patents related to our RF technologies.  In addition, we have approximately 48 U.S. and 20 foreign patent applications pending.  We estimate the economic lives of our patents to be fifteen to twenty years and our current portfolio of patents and patent applications has an estimated remaining life of approximately 14 years.

From time to time, we obtain licenses from others for standard industry circuit designs that are integrated into our own ICs as supporting components that are peripheral to our core technologies.  We believe there are multiple sources for these types of standard circuits and we estimate the economic lives of the licenses to be two to five years based on estimated technological obsolescence.

Research and Development

For the years ended December 31, 2010, 2009, and 2008 we spent approximately $8.9 million, $13.5 million, and $14.6 million, respectively, on company-sponsored research and development activities.  Our research and development efforts have been, and are expected to continue to be, devoted to the development and advancement of RF technologies, including the development of prototype ICs for proof of concept purposes, the development of production-ready silicon samples and reference designs for specific customer applications, and the creation of test programs for quality control testing of our ICs in high volumes.

Employees

As of December 31, 2010, we had 46 full-time and two part-time employees, of which 29 are employed in engineering research and development, six in sales and marketing, and 13 in executive management, finance and administration.  Our employees are not represented by a labor union.  We consider our employee relations satisfactory.

Available Information and Access to Reports

We file annual reports on Forms 10-K, quarterly reports on Forms 10-Q, proxy statements and other reports, including any amendments thereto, electronically with the SEC.  The SEC maintains an Internet site (http://www.sec.gov) where these reports may be obtained at no charge. Copies of these reports may also be obtained from the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC  20549.  Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  Copies of these reports may also be obtained at no charge from the Company’s website (http://www.parkervision.com) via the link “SEC filings.”  We also will provide copies of the annual report on Form 10-K and the quarterly reports on Forms 10-Q filed during the current fiscal year, including any amendments thereto, upon written request to us at ParkerVision, Inc, Investor Relations, 7915 Baymeadows Way, Suite 400, Jacksonville, Florida, 32256.  These reports will be provided at no charge.  Exhibits to these reports may be obtained at a cost of $.25 per page plus $5.00 postage and handling.

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

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

Our independent registered certified public accounting firm has included in their audit opinion on our financial statements for the year ended December 31, 2010 a statement with respect to substantial doubt regarding our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  If we became unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.  The substantial doubt as to our ability to continue as a going concern may adversely affect our ability to negotiate reasonable terms with our suppliers and may adversely affect our ability to raise additional capital in the future.

We have had a history of losses which may ultimately compromise our ability to implement our business plan and continue in operation.
We have had losses in each year since our inception in 1989, and continue to have an accumulated deficit which, at December 31, 2010, was approximately $227 million.  The net loss for 2010 was approximately $15.0 million.  To date, our technologies and products have not produced revenues sufficient to cover operating, research and development and overhead costs.  We also will continue to make expenditures on marketing, research and development, pursuit of patent protection for our intellectual property and operational costs for fulfillment of any contracts that we achieve for the sale of our products or technologies. We expect that our revenues in 2011 will not bring the company to profitability and our current capital resources will not be sufficient to sustain our operations through 2011.  If we are not able to generate sufficient revenues or we have insufficient capital resources, we will not be able to implement our business plan and investors will suffer a loss in their investment.  This may result in a change in our business strategies.

We expect to need additional capital in the future, which, if we are unable to raise will result in our not being able to implement our business plan as currently formulated.
Because we have had net losses and, to date, have not generated positive cash flow from operations, we have funded our operating losses from the sale of equity securities from time to time.  We anticipate that our business plan will continue to require significant expenditures for research and development, patent protection, sales and marketing, and general operations.  Furthermore, we expect that the implementation of significant cost reduction measures in order to reduce our cash needs would jeopardize our future growth plans.  Our current capital resources include cash, cash equivalents, and available for sale securities of $6.5 million at December 31, 2010 and $4.1 million in estimated net proceeds from our March 2011 offering.   We believe our current capital resources will not be sufficient to meet our working capital needs for 2011, and we will require additional capital to fund our operations.  Financing, if any, may be in the form of loans or additional sales of equity securities. A loan or the sale of preferred stock may result in the imposition of operational limitations and other covenants and payment obligations, any of which may be burdensome to us. The sale of equity securities will result in dilution to the current shareholders’ ownership.  The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from the sale of our products, additional funding, reducing expenses or a combination of the foregoing.  The failure to generate sufficient revenues, raise capital or reduce expenses could have a material adverse effect on our ability to achieve our long-term business objectives.

Our industry is subject to rapid technological changes which if we are unable to match or surpass, will result in a loss of competitive advantage and market opportunity.
Because of the rapid technological development that regularly occurs in the microelectronics industry, we must continually devote substantial resources to developing and improving our technology and introducing new product offerings.  For example, in fiscal years 2010 and 2009, we spent approximately $8.9 million and $13.5 million, respectively, on research and development, and we expect to continue to spend a significant amount in this area in the future. These efforts and expenditures are necessary to establish and increase market share and, ultimately, to grow revenues. If another company offers better products or our product development lags, a competitive position or market window opportunity may be lost, and therefore our revenues or revenue potential may be adversely affected.

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
We expect to face competition from chip suppliers such as Anadigics, Broadcom, Infineon, Qualcomm, RF Microdevices, and Skyworks, among others.  Our technology may also face competition from other emerging approaches or new technological advances which are under development and have not yet emerged.  If our technologies and products are not established in the market place as improvements over current, traditional chip solutions in wireless communications, our business prospects and financial condition will be adversely affected.

Our business is highly reliant on our business relationships with baseband suppliers for support of the interface of their product to our technology and the support of our sales and marketing efforts to their customers, the failure of which will have an adverse impact on our business.
The successful commercialization of our products will be impacted, in part, by factors outside of our control including the success and timing of product development and sales support activities of the suppliers of baseband processors with which our products interface.  Delays in or failure of a baseband supplier’s product development or sales support activities will hinder the commercialization of our products which will have an adverse impact on our ability to generate revenues and recover development expenses.

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
At December 31, 2010, we had 52,752,036 shares of common stock outstanding and had 9,315,516 options and warrants outstanding for the purchase of shares of common stock.  Of these outstanding options and warrants, 9,160,086 were exercisable as of December 31, 2010.  All of the underlying common stock of these securities is registered for sale to the holder or for public resale by the holder.  The amount of common stock available for the sales may have an adverse impact on our ability to raise capital and may affect the price and liquidity of the common stock in the public market.  In addition, the issuance of these shares of common stock will have a dilutive effect on current shareholders’ ownership.

Because the bid price of our common stock is below the minimum requirement for the NASDAQ Capital Market, there can be no assurance that our common stock will continue to trade on that market or another national securities exchange.

On August 18, 2010, we received a notice from the NASDAQ Global Market stating that, for the last 30 consecutive business days, the closing bid price for our common stock had been below the minimum of $1 per share required for continued inclusion on the exchange. The notification letter stated that we would be afforded 180 calendar days, or until February 14, 2011, to regain compliance with the minimum bid price requirement.  We were unable to regain compliance within that time frame.  As such, on February 9, 2011, we transferred the listing of our common stock from the NASDAQ Global Market to the NASDAQ Capital Market.  As a result of our transfer to the NASDAQ Capital Market, we were granted an additional 180 calendar days, or until August 15, 2011 to regain compliance.   In order to regain compliance with the NASDAQ minimum bid price requirement, the bid price for shares of our common stock must close at $1 per share or more for a minimum of ten consecutive trading days.  If we are unable to regain compliance by August 15, 2011, NASDAQ will notify us of its determination to delist our common stock, which determination may be appealed to a NASDAQ Listing Qualifications Panel.  We intend to actively monitor the bid price for our common stock between now and August 15, 2011, and will consider all available options to regain compliance with the NASDAQ minimum bid price requirement.  There can be no assurance, however, that we will be able to regain compliance.  If we are unable to do so and our common stock is no longer listed on NASDAQ or another national securities exchange, the liquidity and market price of our common stock may be adversely affected.

We may not be able to deliver shares of common stock upon exercise of our public warrants if such issuance has not been registered or qualified or deemed exempt under the securities laws of the state of residence of the holder of the warrant.

On March 3, 2009, November 3, 2010, and March 30, 2011, we sold warrants to the public in offerings registered under shelf registration statements.  The issuance of common stock upon exercise of these warrants must qualify for exemption from registration under the securities laws of the state of residence of the warrant holder.  The qualification for exemption from registration may differ in different states.  As a result, a warrant may be held by a holder in a state where an exemption is not available for such exercise and we may be precluded from issuing such shares.  If our common stock continues to be listed on the NASDAQ Capital Market or another national securities exchange, an exemption from registration in every state for the issuance of common stock upon exercise of these warrants would be available.  However, we cannot assure you that our common stock will continue to be so listed.  As a result, these warrants may be deprived of any value, the market for these warrants may be limited and the holders of these warrants may not be able to obtain shares of common stock upon exercise of the warrants if the common stock issuable upon such exercise is not qualified or otherwise exempt from qualification in the jurisdictions in which the holders of the warrants reside.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located in a 14,000 square foot leased facility in Jacksonville, Florida.  We have an additional leased facility in Lake Mary, Florida primarily for engineering design activities.   We believe our properties are in good condition and suitable for the conduct of our business.  Refer to “Lease Commitments” in Note 11 to the Financial Statements included in Item 8 for information regarding our outstanding lease obligations.

Item 3. Legal Proceedings.

We are subject to legal proceedings and claims arising in the ordinary course of business.  Based upon the advice of outside legal counsel, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.  (Reserved).

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of December 31, 2010, our common stock was traded under the symbol “PRKR” on the NASDAQ Global Market, which was the principal market for the common stock.  Subsequent to December 31, 2010, we transferred our listing to the NASDAQ Capital Market, which is currently the principal market for the common stock.  Our common stock continues to trade under the symbol “PRKR” and the transfer had no effect on investors’ ability to buy or sell shares.

Listed below is the range of the high and low sale prices of the common stock for the last two fiscal years, as reported by NASDAQ.

	2010		2009
	High	Low	High	Low
Quarter ended March 31	$2.50	$1.55	$3.22	$1.55
Quarter ended June 30	2.08	1.19	4.00	1.68
Quarter ended September 30	1.36	0.66	4.90	2.55
Quarter ended December 31	0.74	0.35	4.10	1.41

Holders

As of February 24, 2011, we had 126 holders of record and we believe there are approximately 3,400 beneficial holders of our common stock.

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

None.

Issuer Repurchase of Equity Securities

None.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are in the business of designing, developing and selling our proprietary RF technologies and devices for use in semiconductor circuits for wireless communication products.  Since 2005, we have generated no product or royalty revenue from our wireless RF technologies.  We recently completed the testing, verification and acceptance process for our first RF product.  This initial product interfaces directly to VIA’s CDMA baseband processors for use in 3G mobile applications.  One of VIA’s handset customers is currently working on a program with us for the design of this product into their handsets and we anticipate receipt of the initial orders for this product in the near future.

We believe our current capital resources, including the $4.1 million in net proceeds from the March 2011 sale of our equity securities, will not be sufficient to meet our working capital needs for 2011.  Furthermore, we expect that the implementation of significant cost reduction measures in order to reduce our cash needs would jeopardize our future growth plans.  Our independent registered certified public accounting firm has included in their audit report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

We believe the key factor to our future liquidity will be our ability to successfully use our expertise, our technology, and our current business relationships to generate sufficient revenues to offset our operating costs.  Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs and our ability to secure a reasonable market share through product offerings with our current customers and/or the addition of new customers and/or products.  Our business is highly reliant on relationships with baseband suppliers to support the interface of their product to our technology and to support the marketing and sales of our RF solutions, or reference designs that incorporate our RF solutions, to their customers.

We may be able to meet future liquidity needs through the issuance of equity securities under our outstanding shelf registration statements or through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

We believe our technology has substantial advantages over competing technologies, especially in the third generation, or 3G, and fourth generation, 4G, mobile handset standards and applications.  We have made significant investments in developing our technologies and products, the returns on which are dependent upon the generation of future revenues for realization.

Liquidity and Capital Resources

At December 31, 2010, we had working capital of approximately $6.1 million, a decrease of approximately $6.4 million from working capital of $12.6 million at December 31, 2009.  The decrease in working capital was a result of the use of approximately $11.2 million in cash for operations, along with the investment of approximately $0.8 million in patents and other long-lived assets in 2010.  This use of cash was offset by approximately $5.0 million in proceeds from the sale of equity securities in 2010.  At December 31, 2010, we were not subject to any significant commitments to make additional capital expenditures.

For the year ended December 31, 2009, we used cash of approximately $14.8 million for operations and invested approximately $1.0 million in patents, licenses and other long-lived assets used in our operations.  This use of cash in 2009 was offset by $0.2 million in proceeds from the sale of property and equipment and approximately $24.3 million in proceeds from the sale of equity securities.  Our use of cash for operations decreased approximately $3.6 million from 2009 to 2010. This decrease was primarily the result of reductions in operating expenses, particularly outsourced engineering design services.

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

We expect to begin generating revenue from the sale of our integrated circuits to VIA’s customers in 2011.  Our product revenue for 2011, however, will not be sufficient to cover our operational expenses for 2011, and we expect that our continued losses and use of cash will be funded from available working capital.  In addition, we expect that available working capital will be used for initial production start-up costs, including test programs and production tooling.

We believe our current capital resources, including the proceeds from our March 2011 sale of equity securities, will not be sufficient to support our liquidity requirements through 2011.  Furthermore, we believe significant cost reduction measures would jeopardize our future growth plans, including our ability to support initial production of our products.  We may be able to meet future liquidity needs through the issuance of additional equity securities under our outstanding shelf registration statements or through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

The long-term continuation of our business plan through 2011 and beyond is dependent upon the generation of sufficient revenues from our technologies and products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private financing and/or further reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or further reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

Results of Operations for Each of the Years Ended December 31, 2010, 2009, and 2008

Revenues and Gross Margins

We had no product or royalty revenues for the years ended December 31, 2010, 2009, or 2008.   We recognized approximately $64,000 in service revenue in each of the years ended December 31, 2010 and 2009 under a fixed-price service contract with ITT.  The contract was for the purpose of incorporating our commercially developed d2p integrated circuits into a highly integrated transceiver for demonstration of device performance to one of ITT’s military customers.

Cost of sales for engineering services includes the direct labor costs, as well as overhead and other indirect costs including depreciation and allocated facilities costs.   Indirect costs are allocated to cost of sales on a direct labor hour basis.  For the years ended December 31, 2010 and 2009, we recognized gross margins on the ITT service contract of $17,000, or 27%, and $10,000, or 15%, respectively.

We anticipate initial product revenue to commence in 2011 from sales of our RF integrated circuits to VIA’s customers.   We anticipate the need for additional working capital in 2011 to support the production start-up costs including test programs and production tooling.

Research and Development Expenses

Research and development expenses consist primarily of engineering and related management and support personnel costs; fees for outside engineering design services which we use from time to time to supplement our internal resources; amortization and depreciation expense related to our patents and other assets used in product development; prototype production and materials costs, which represent the fabrication and packaging costs for prototype integrated circuits, as well as the cost of supporting components for prototype board development; software licensing and support costs, which represent the annual licensing and support maintenance for engineering design and other software tools; and rent and other overhead costs for our engineering design facility.  Personnel costs include share-based compensation which represents the grant date fair value of equity-based awards to our employees which is attributed to expense over the service period of the award.

Research and development expenses decreased by approximately $4.6 million, or 34.2%, from 2009 to 2010.   This decrease was primarily due to decreases in outside engineering design fees, prototype costs, software licensing and support costs, and share-based compensation expense.

Outside engineering design fees are generally project-based and vary based on the magnitude and timing of those projects.  Overall, these fees decreased from 2009 to 2010 by approximately $2,850,000 as a result of the completion of certain development programs late in 2009 and more limited design projects in 2010.  Prototype production and materials costs decreased from 2009 to 2010 by approximately $360,000 primarily as a result of the limited number of design projects in 2010.  Software licensing and support decreased approximately $180,000 from 2009 to 2010 as a result of changes in the software tools necessary to support our product designs.  Share-based compensation to executive and other research and development employees decreased by approximately $770,000 from 2009 to 2010.  This decrease was primarily a result of equity awards granted in 2007 and 2008 that became fully vested in 2009 or early 2010 with limited new equity awards being granted during that same period.

Research and development expenses decreased by approximately $1.1 million, or 7.6%, from 2008 to 2009.   This decrease was primarily due to decreases in outside engineering design fees and software licensing and support costs.  Our personnel costs, including wages, taxes, benefits, recruitment and travel costs, also decreased from 2008 to 2009; however these decreases were offset by increases in share-based compensation expense.  We also experienced an increase in amortization costs related to our patents and licenses.

Outside engineering design services decreased from 2008 to 2009 by approximately $940,000 as a result of the completion of certain development programs late in 2008, offset by new programs initiated in the second half of 2009 which were largely focused on the HEDGE development project.   Software licensing and related support costs decreased by approximately $265,000 from 2008 to 2009 as a result of re-negotiation of fees with various software providers as part of our cost-reduction measures implemented in late 2008 as well as changes in the software tools necessary to support our product designs.  Research and development personnel costs, excluding share-based compensation, decreased approximately $240,000 from 2008 to 2009.  This was primarily due to a decrease in cash incentive payments to employees, reduced travel expenses, and a reduction in recruiting costs.  This decrease was offset by an increase of $270,000 in our share-based compensation expense for the same period.  The increase in share-based compensation expense was a result of new equity awards to non-executive employees to offset the impact of the reduced cash incentive programs, as well as the continued attribution of expense for engineering executive and other employee equity awards made in 2008. Our patent and license amortization cost increased from 2008 to 2009 by approximately $180,000 due to continued additions to our patent portfolio and the purchase of licenses in 2008 and 2009 related to our product development activities.

The markets for our products and technologies are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions.  Our ability to successfully develop and introduce, on a timely basis, new and enhanced products and technologies will be a significant factor in our ability to grow and remain competitive.  We are committed to continue investing in our technology and product development and therefore we anticipate that we will use a substantial portion of our working capital for research and development activities in 2011.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of personnel costs, including share-based compensation and travel costs, and outside professional fees which consist of various consulting and legal fees related to sales and marketing activities.

Marketing and selling expenses decreased by approximately $0.4 million, or 21.3%, from 2009 to 2010.  This decrease was primarily due to reductions in personnel costs, including a decrease in share-based compensation expense.  Marketing and sales personnel and related costs, excluding share-based compensation, decreased from 2009 to 2010 by approximately $200,000 primarily as result of the transfer of certain technical marketing employees to product development functions during 2010 and reductions in travel costs related to those employees.  The decrease in share-based compensation expense of approximately $210,000 was primarily the result of a reduction in expense attributed to employee equity awards from 2004 through 2008 that became fully vested in 2009 and early 2010 with limited new equity awards being granted during that same period.

Marketing and selling expenses decreased by approximately $0.5 million, or 19.3%, from 2008 to 2009.  This decrease was primarily due to decreases in outside professional services and personnel and related expenses, partially offset by an increase in share-based compensation.   Outside professional fees decreased from 2008 to 2009 by approximately $360,000 as a result of a reduction in public relations and other technical marketing services rendered, coupled with a re-negotiation of fees early in 2009 with certain sales consultants.  Marketing and sales personnel costs, excluding share-based compensation, decreased from 2008 to 2009 by approximately $165,000, primarily as a result of reduced employee head count, the elimination of cash incentive programs, and reduced travel expenses.  This was somewhat offset by an increase in share-based compensation expense of approximately $35,000 for the same period as a result of new equity awards made to employees in 2009 to offset the impact of the elimination of the cash incentive program as well as the continued attribution of expense related to equity awards made in 2008.

General and Administrative Expenses

General and administrative expenses consist primarily of executive, director, finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside professional services.

Our general and administrative expenses decreased by approximately $1.3 million, or 22.6%, from 2009 to 2010.  This decrease was due primarily to decreases in share-based compensation expense and outside professional fees.

Share-based compensation expense decreased approximately $1,300,000 from 2009 to 2010.  This decrease was primarily the result of equity awards granted from 2004 through 2008 to executive and other employees that became fully vested in 2009 or early 2010 with limited new equity awards being granted during that same period.   In addition, our 2009 share-based compensation expense included approximately $325,000 related to equity awards to our outside directors who waived all cash compensation for 2009.  In 2010, the cash portion of our directors’ compensation program resumed which resulted in increased directors’ cash fees of approximately $210,000.  Our outside professional fees decreased by approximately $220,000 due to a reduction in outside legal and accounting services incurred for the period.

Our general and administrative expenses decreased by approximately $0.3 million, or 4.1%, from 2008 to

2009.  This decrease was due primarily to decreases in cash fees to outside directors along with decreases in corporate travel costs, outside professional fees, and insurance costs.  These decreases were partially offset by increases in share-based compensation expense.

Our outside director cash compensation decreased approximately $250,000 from 2008 to 2009 as a result of non-employee directors waiving their 2009 cash director fees in favor of equity compensation.  This decrease in directors’ cash fees was offset by an aggregate increase in share-based compensation of approximately $445,000 from 2008 to 2009.  The increase in share-based compensation was a result of approximately $325,000 in share-based compensation expense attributed to stock options issued to our non-employee directors as payment for director and committee fees in 2009 and approximately $155,000 in share-based compensation expense related to share options granted to outside consultants.  Our outside professional fees decreased by approximately $140,000 from 2008 to 2009 due to a reduction in outside legal services incurred for the period.  In addition, the cost of our directors’ and officers’ liability insurance decreased by approximately $35,000 from 2008 to 2009 due to general market conditions.  Our corporate travel costs decreased approximately $110,000 from 2008 to 2009 due to specific measures taken to reduce costs, including the sale of a fractional ownership in an aircraft in January 2009.

Interest and Other Income

Interest and other income consist of interest earned on our investments, net gains recognized on the sale of investments, and other miscellaneous income.  Interest and other income increased approximately $70,000 from 2009 to 2010 as a result of changes in investment vehicles in 2010.  Interest and other income decreased approximately $300,000 from 2008 to 2009 as a result of declining interest rates due to market conditions and more conservative investments, as well as lower average cash balances during that period.

Loss and Loss per Common Share

Our net loss decreased approximately $6.5 million, or $0.30 per share, from 2009 to 2010.  This decrease was primarily a result of a $6.4 million, or 29.7%, reduction in operating expenses and, with respect to the loss per share, a 30% increase in weighted average shares outstanding for the period.

Our net loss decreased approximately $1.5 million, or $0.23 per share, from 2008 to 2009.  This decrease was primarily a result of a $1.9 million, or 8%, reduction in operating expenses and, with respect to the loss per share, a 25% increase in weighted average shares outstanding for the period.

Critical Accounting Policies

We believe that the following are the critical accounting policies affecting the preparation of our financial   statements:

Intangible Assets

Patents, copyrights and other intangible assets are amortized using the straight-line method over their estimated period of benefit.  We estimate the economic lives of our patents and copyrights to be fifteen to twenty years.  We estimate the economic lives of other intangible assets, including licenses, based on estimated technological obsolescence, to be two to five years, which is generally shorter than the contractual lives.  Periodically, we evaluate the recoverability of our intangible assets and take into account events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists (“Triggering Event”).  Based on our cumulative net losses and negative cash flows from operations to date, we assess our working capital needs on an annual basis.  This annual assessment of our working capital is considered to be a Triggering Event for purposes of evaluating the recoverability of our intangible assets.  As a result of our evaluation at December 31, 2010, we determined that no impairment exists with regard to our intangible assets.

Accounting for Share-Based Compensation

We calculate the fair value of share-based equity awards, including restricted stock, stock options and restricted stock units (“RSUs”), on the date of grant and recognize the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards. The fair value of share-based awards is determined using various valuation models which require the use of highly subjective assumptions and estimates including (i) how long employees will retain their stock options before exercising them, (ii) the volatility of our common stock price over the expected life of the equity award, and (iii) the rate at which equity awards will ultimately be forfeited by the recipients.  Changes in these subjective assumptions can materially affect the estimate of fair value of share-based compensation and consequently, the related amount recognized as expense in the statements of operations.

Revenue Recognition

We account for service revenue when there is persuasive evidence of an arrangement, services have been rendered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured. We use the percentage-of-completion method of accounting for cost reimbursement-type contracts which specify a certain billable fee amount.  Revenues are recognized as costs are incurred assuming that collection is reasonably assured.  Our cost of sales includes the direct labor costs of personnel providing services under these contracts, as well as indirect costs such as depreciation and allocated facilities costs.

Income Taxes

The provision for income taxes is based on loss before taxes as reported in the accompanying statements of operations.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  Our deferred tax assets exclude unrecognized tax benefits which do not meet a more-likely-than-not threshold for financial statement recognition for tax positions taken or expected to be taken in a tax return.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of December 31, 2010, we have outstanding warrants to purchase 5,945,020 shares of common stock that were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2001, 2006, 2009, and 2010.  These warrants have exercise prices ranging from $0.54 to $56.66 per share with a weighted average exercise price of $33.07 and a weighted average remaining contractual life of approximately 3.92 years.  The estimated fair value of these warrants at their date of issuance of $16,534,516 is included in shareholders’ equity in our balance sheets.  Refer to “Non Plan Options/Warrants” in Note 8 to the financial statements included in Item 8 for information regarding the outstanding warrants.

Item 8.  Financial Statements and Supplementary Data.

Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

Management’s Report on Internal Controls over Financial Reporting

The Board of Directors and Shareholders
ParkerVision, Inc.
Jacksonville, Florida

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.   A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This annual report does not include an attestation report of the Company’s independent registered certified public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered certified public accounting firm pursuant to the Sarbanes-Oxley Act of 2002, as amended and the rules of the SEC promulgated thereunder, which permit the Company to provide only management’s report in this annual report.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and
Shareholders of ParkerVision, Inc.:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ParkerVision, Inc. at December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related  financial statements.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
Jacksonville, Florida
March 31, 2011

PARKERVISION, INC.

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

	2010	2009
CURRENT ASSETS:
Cash and cash equivalents	$213,398	$13,490,612
Available for sale securities	6,315,911	-
Accounts receivable	-	101,305
Prepaid expenses and other	553,976	493,157
Total current assets	7,083,285	14,085,074

PROPERTY AND EQUIPMENT, net	537,177	835,963

INTANGIBLE ASSETS, net	9,408,093	10,078,439

OTHER ASSETS, net	567,148	545,945
Total assets	$17,595,703	$25,545,421

CURRENT LIABILITIES:
Accounts payable	$238,783	$264,059
Accrued expenses:
Salaries and wages	306,037	269,630
Professional fees	190,574	749,864
Other accrued expenses	95,510	60,014
Deferred rent, current portion	118,456	113,282
Deferred revenue	-	50,733
Total current liabilities	949,360	1,507,582

LONG TERM LIABILITIES
Capital lease, net of current portion	11,649	37,495
Deferred rent, net of current portion	42,986	117,038
Total long term liabilities	54,635	154,533
Total liabilities	1,003,995	1,662,115

COMMITMENTS AND CONTINGENCIES (Notes 8, 9, and 11)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 52,752,036 and 41,160,335 issued and outstanding at December 31, 2010 and 2009, respectively	527,520	411,603
Accumulated other comprehensive loss	(7,816)	-
Warrants outstanding	16,534,516	17,767,663
Additional paid-in capital	226,780,738	217,919,771
Accumulated deficit	(227,243,250)	(212,215,731)
Total shareholders' equity	16,591,708	23,883,306
Total liabilities and shareholders' equity	$17,595,703	$25,545,421

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008

Engineering services revenue	$63,735	$64,412	$-
Cost of sales	46,401	54,440	-
Gross margin	17,334	9,972	-

Research and development expenses	8,882,730	13,504,799	14,618,903
Marketing and selling expenses	1,646,779	2,092,148	2,594,010
General and administrative expenses	4,616,105	5,962,309	6,219,188
Total operating expenses	15,145,614	21,559,256	23,432,101

Interest and other income	109,187	36,085	358,204
Interest expense	(8,426)	(16,412)	-
Total interest and other income	100,761	19,673	358,204

Net loss	(15,027,519)	(21,529,611)	(23,073,897)

Unrealized loss on available for sale securities	(7,816)	-	-
Comprehensive loss	$(15,035,335)	$(21,529,611)	$(23,073,897)
Basic and diluted net loss per common share	$(0.35)	$(0.65)	$(0.88)

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
Common shares – beginning of year	41,160,335	26,716,080	25,182,892
Issuance of common stock upon exercise of options and warrants	-	20,000	185,143
Issuance of common stock in public and private offerings	11,412,122	14,244,963	1,240,199
Share-based compensation	179,579	179,292	107,846
Common shares – end of year	52,752,036	41,160,335	26,716,080

Par value of common stock – beginning of year	$411,603	$267,161	$251,829
Issuance of common stock upon exercise of options and warrants	-	200	1,852
Issuance of common stock in public and private offerings	114,121	142,449	12,402
Share-based compensation	1,796	1,793	1,078
Par value of common stock – end of year	$527,520	$411,603	$267,161

Accumulated other comprehensive loss – beginning of year	$-	$-	$-
Change in unrealized loss on available for sale securities	(7,816)	-	-
Accumulated other comprehensive loss – end of year	$(7,816)	$-	$-

Warrants outstanding – beginning of year	$17,767,663	$17,335,777	$17,492,097
Exercise of warrants	-	(21,000)	(156,320)
Expiration of warrants	(2,324,306)	-	-
Issuance of warrants in connection with public offering	1,091,159	452,886	-
Warrants outstanding – end of year	$16,534,516	$17,767,663	$17,335,777

Additional paid-in capital – beginning of year	$217,919,771	$189,193,386	$174,282,736
Issuance of common stock upon exercise of options and warrants	-	58,300	1,561,857
Issuance of common stock in public and private offerings	3,810,952	23,676,222	8,921,299
Share-based compensation	2,725,709	4,991,863	4,427,494
Expiration of warrants	2,324,306	-	-
Additional paid-in capital – end of year	$226,780,738	$217,919,771	$189,193,386

Accumulated deficit – beginning of year	$(212,215,731)	$(190,686,120)	$(167,612,223)
Net loss	(15,027,519)	(21,529,611)	(23,073,897)
Accumulated deficit – end of year	$(227,243,250)	$(212,215,731)	$(190,686,120)

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008
Total shareholders’ equity – beginning of year	$23,883,306	$16,110,204	$24,414,439
Issuance of common stock upon exercise of options and warrants	-	37,500	1,407,389
Issuance of common stock and warrants in private and public offerings	5,016,232	24,271,557	8,933,701
Share-based compensation	2,727,505	4,993,656	4,428,572
Comprehensive loss	(15,035,335)	(21,529,611)	(23,073,897)
Total shareholders’ equity – end of year	$16,591,708	$23,883,306	$16,110,204

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,027,519)	$(21,529,611)	$(23,073,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,689,218	1,741,199	1,620,550
Share-based compensation	2,727,505	4,993,656	4,243,494
Impairment loss on asset held for sale	-	-	30,700
Loss (gain) on sale of equipment and other assets	47,366	(1,332)	24,756
Realized gain on available for sale securities	(5,187)	-	-
Changes in operating assets and liabilities:
Accounts receivable	101,305	(101,305)	-
Prepaid and other assets	(82,022)	347,035	115,986
Accounts payable and accrued expenses	(515,857)	(201,851)	43,093
Deferred rent	(68,878)	(112,608)	(96,710)
Deferred revenue	(50,733)	50,733	-
Total adjustments	3,842,717	6,715,527	5,981,869
Net cash used in operating activities	(11,184,802)	(14,814,084)	(17,092,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	(11,818,540)	-	-
Proceeds from redemption of available for sale securities	5,500,000	-	-
Purchase of property and equipment	(129,845)	(74,878)	(141,521)
Purchase of licenses	-	(100,000)	(694,000)
Payment for patent costs	(637,607)	(818,369)	(941,986)
Proceeds from sale of property and equipment	-	185,977	-
Net cash used in investing activities	(7,085,992)	(807,270)	(1,777,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in public and private offerings	5,016,232	24,271,557	8,933,701
Proceeds from exercise of options and warrants	-	37,500	1,349,661
Principal payments on capital lease obligation	(22,652)	(11,750)	-
Net cash provided by financing activities	4,993,580	24,297,307	10,283,362

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,277,214)	8,675,953	(8,586,173)

CASH AND CASH EQUIVALENTS, beginning of year	13,490,612	4,814,659	13,400,832

CASH AND CASH EQUIVALENTS, end of year	$213,398	$13,490,612	$4,814,659

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009 and 2008

1.	THE COMPANY AND NATURE OF BUSINESS

We were incorporated under the laws of the state of Florida on August 22, 1989 and currently operate in a single segment - wireless technologies and products.  Effective September 30, 2010, we dissolved our wholly-owned subsidiary, D2D, LLC.  This subsidiary had no operations and its dissolution had no impact on our current or prior financial statements.

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

2.	LIQUIDITY AND GOING CONCERN

The accompanying financial statements for the year ended December 31, 2010 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.  These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should we be unable to continue as a going concern.

We have incurred losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sale of our equity securities to fund our operations.   For the year ended December 31, 2010, we incurred a net loss of approximately $15.0 million and negative cash flows from operations of approximately $11.2 million.  At December 31, 2010, we had an accumulated deficit of approximately $227.2 million and working capital of approximately $6.1 million.  We expect that revenue for 2011 will not be sufficient to cover our operational expenses for 2011, and that our expected continued losses and use of cash will be funded from available working capital.  Our current capital resources include cash, cash equivalents, and available for sale securities of $6.5 million at December 31, 2010 and $4.1 million in estimated net proceeds from our March 2011 offering (see note 9).  We believe these current capital resources will not be sufficient to support our liquidity requirements through 2011 without further cost containment measures that, if implemented, may jeopardize our future growth plans.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern.

In the event that sufficient working capital is not available to meet our 2011 liquidity needs, we believe we may be able to meet future liquidity needs through the issuance of equity securities under our outstanding shelf registration statements or through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

We operate in a highly competitive industry with rapidly changing and evolving technologies.  Many of our potential competitors have substantially greater financial, technical and other resources.  We have made significant investments in developing our technologies and products, the returns on which are dependent upon the generation of future revenues for realization.  The long-term continuation of our business plan through 2011 and beyond is dependent upon the generation of sufficient revenues from our technologies and products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private financing and/or further reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or further reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Our financial statements are prepared in accordance with generally accepted accounting principles.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The more significant estimates made by us include the volatility, forfeiture rate and estimated lives of share-based awards used in the estimate of the fair market value of share-based compensation, the assessment of recoverability of long-lived assets, the amortization periods for intangible and long-lived assets, and the valuation allowance for deferred taxes.   Actual results could differ from the estimates made.  We periodically evaluate estimates used in the preparation of the financial statements for continued reasonableness.  Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

Cash and Cash Equivalents
We consider cash and cash equivalents to include cash on hand, interest-bearing deposits, overnight repurchase agreements and investments with original maturities of three months or less when purchased.  As of December 31, 2010 and 2009, cash equivalents consisted of cash on hand and investments in money market funds. The Company has determined that the fair value of the money market funds fall within Level 1 in the fair value hierarchy (See Note 14).

Available for Sale Securities
Available for sale securities are intended to be held for indefinite periods of time and are not intended to be held to maturity. These securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive loss until realized. Our available for sale securities at December 31, 2010 consist of mutual funds that invest primarily in short-term municipal securities with an average effective maturity of one year or less. All dividends and realized gains are recognized as income as earned and immediately reinvested.  At December 31, 2010, unrealized losses of $7,816 were included in accumulated other comprehensive loss in shareholders’ equity.

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the following estimated useful lives:

Manufacturing and office equipment	5-7 years
Leasehold improvements	Remaining life of lease
Furniture and fixtures	7 years
Computer equipment and software	3-5 years

The cost and accumulated depreciation of assets sold or retired are removed from their respective accounts, and any resulting net gain or loss is recognized in the accompanying statements of operations.  The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts, both internally and externally, that may suggest impairment. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of the assets exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the assets.

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

Accounting for Share-Based Compensation
We have various share-based compensation programs, which provide for equity awards including stock options and restricted stock. We calculate the fair value of share-based equity awards on the date of grant and recognize the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards.  We estimate the fair value of each equity award on the date of grant using the Black-Scholes option valuation model or the Monte Carlo simulation fair value model for awards that contain market conditions.  These valuation models require the use of highly subjective assumptions and estimates including (i) how long employees will retain their stock options before exercising them, (ii) the volatility of our common stock price over the expected life of the equity award, and (iii) the rate at which equity awards will ultimately be forfeited by the recipients.  Such estimates, and the basis for our conclusions regarding such estimates, are outlined in detail in Note 8.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Revenue Recognition
We did not recognize any product or royalty revenue in 2010, 2009, or 2008.   We account for service revenue when there is persuasive evidence of an arrangement, services have been rendered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.  We use the percentage-of-completion method of accounting for cost reimbursement-type contracts which specify a certain billable fee amount.  Revenues are recognized as costs are incurred assuming that collection is reasonably assured.  Our cost of sales includes the direct labor costs of personnel providing services under these contracts, as well as indirect costs such as depreciation and allocated facilities costs.

Research and Development Expenses
Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third party contractors, prototype expenses, maintenance costs for software development tools, depreciation, amortization, and an allocated portion of facilities costs.

Loss per Common Share
Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each year.  Diluted loss per common share is the same as basic loss per common share as all potential common shares are excluded from the calculation, as their effect is anti-dilutive.  The weighted-average number of common shares outstanding for the years ended December 31, 2010, 2009, and 2008, was 42,960,229, 32,963,816, and 26,341,213, respectively.  Options and warrants to purchase 9,315,516, 6,019,121, and 5,620,339, shares of common stock that were outstanding at December 31, 2010, 2009, and 2008 respectively, were excluded from the computation of diluted earnings per share as the effect of these options and warrants would have been anti-dilutive.

Leases
Our facilities are leased under operating leases.  For those leases that contain rent escalations or rent concessions, we record the total rent payable during the lease term on a straight-line basis over the term of the lease with the difference between the rents paid and the straight-line rent recorded as a deferred rent liability in the accompanying balance sheets.

Statements of Cash Flows
In connection with our November 3, 2010 offering we issued warrants to purchase 4,291,298 shares of common stock (see Note 9).  These warrants were recorded at their relative fair value of approximately $1.1 million.

We maintain key-man life insurance policies on two of our named executive officers.  In 2010, we paid the premiums on these policies, totaling approximately $46,000, through the use of annual policy dividends and a loan against the cash surrender value of one policy for approximately $16,000, which includes approximately $700 of interest expense related to the policy loan.  In 2009, we paid the premiums on these policies, totaling approximately $46,000, through the use of annual policy dividends and a loan against the cash surrender value of one policy for approximately $9,000.  At December 31, 2010, the balance of the policy loan, totaling approximately $25,000, along with approximately $1,300 in unpaid interest on the loan, is recorded as a reduction in the cash surrender value of the policy.  The aggregate net cash surrender value of these policies as determined by the insurance carrier was approximately $544,000 and $524,000 at December 31, 2010 and 2009, respectively and is recognized in other assets on our balance sheet.

From time to time, we have issued equity awards in the form of options, RSUs, and restricted stock awards as compensation to our employees, outside consultants and non-executive directors (see Note 8).

In July 2009, we purchased office equipment under a capital lease and recorded a corresponding capital lease obligation of approximately $72,000.  The lease has a three-year term with monthly payments of approximately $2,400 and an annual stated interest rate of 13.5%.  The principal payments are reflected as cash outflows from financing activities in the accompanying statements of cash flows.

In connection with one of the offerings of shares of our common stock on March 3, 2009, we issued warrants to purchase 431,320 shares of common stock (see Note 9).  These warrants were recorded at their relative fair value of approximately $453,000.

In January 2009 we completed the sale of our ownership percentage in an aircraft and recorded proceeds from the sale of $185,977 which are included in the accompanying statement of cash flows for the year ended December 31, 2009.  We included an impairment loss of $30,700 in the accompanying statement of cash flows and in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2008.

We paid interest of $8,426 and $16,412 in 2010 and 2009, respectively.  We paid no interest expense in 2008 and we paid no income taxes in 2010, 2009 or 2008.

Income Taxes
The provision for income taxes is based on loss before taxes as reported in the accompanying statements of operations.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  Our deferred tax assets exclude unrecognized tax benefits which do not meet a more-likely-than-not threshold for financial statement recognition for tax positions taken or expected to be taken in a tax return.

4.	PREPAID EXPENSES AND OTHER

Prepaid expenses and other assets consisted of the following at December 31, 2010 and 2009:

	2010	2009
Prepaid insurance	$405,693	$363,036
Other current assets	148,283	130,121
	$553,976	$493,157

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, at cost, consisted of the following at December 31, 2010 and 2009:

	2010	2009
Equipment and software	$8,633,164	$8,506,363
Leasehold improvements	779,343	779,343
Furniture and fixtures	494,561	494,561
	9,907,068	9,780,267
Less accumulated depreciation and amortization	(9,369,891)	(8,944,304)
	$537,177	$835,963

Depreciation expense related to property and equipment was $428,631, $502,748, and $562,119, in 2010, 2009, and 2008, respectively.  Depreciation expense included $14,371 and $6,063 in 2010 and 2009, respectively, related to a capital lease of office equipment.  Accumulated depreciation included $20,435 related to this capital lease obligation.

6.	INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2010 and 2009:

	2010
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$16,674,404	$7,266,311	$9,408,093
Prepaid licensing fees	694,000	694,000	-
	$17,368,404	$7,960,311	$9,408,093

	2009
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$16,109,140	$6,351,237	$9,757,903
Prepaid licensing fees	794,000	473,464	320,536
	$16,903,140	$6,824,701	$10,078,439

Periodically, we evaluate the recoverability of our intangible assets and take into account events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists (“Triggering Event”).  Based on our cumulative net losses and negative cash flows from operations to date, we assess our working capital needs on an annual basis.  This annual assessment of our working capital is considered to be a Triggering Event for purposes of evaluating the recoverability of our intangible assets.  As a result of our evaluation at December 31, 2010, we determined that no impairment exists with regard to our intangible assets.

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

Amortization expense for the years ended December 31, 2010, 2009, and 2008 is as follows:

		Amortization Expense
	Weighted average estimated life (in years)	2010	2009	2008

Patents and copyrights	17	$977,208	$936,569	$886,849
Prepaid licensing fees	2	283,379	301,882	171,582
Total amortization		$1,260,587	$1,238,451	$1,058,431

Future estimated amortization expenses for other assets that have remaining unamortized amounts as of December 31, 2010 are as follows:

2011	$ 975,457
2012	950,571
2013	926,899
2014	904,207
2015	809,954
2016 and thereafter	4,841,005

7.	INCOME TAXES AND TAX STATUS

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 2010, 2009, and 2008 is as follows:

	2010	2009	2008
Tax benefit at statutory rate	$(5,109,356)	$(7,320,067)	$(7,845,125)
State tax benefit	(525,963)	(753,536)	(807,586)
Increase in valuation allowance	5,836,548	8,216,530	6,707,907
Research and development credit	(263,589)	(375,401)	1,782,165
Other	62,360	232,474	162,639
	$0	$0	$0

Our deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of our assets and liabilities at December 31, 2010 and 2009:

	2010	2009
Gross deferred tax assets:
Net operating loss carryforward	$76,504,457	$73,496,231
Research and development credit	7,184,010	7,041,183
Patents and other	1,649,995	1,466,849
Fixed assets	111,613	-
Stock compensation	3,279,669	2,895,368
Deferred revenue	-	19,025
Accrued liabilities	74,884	70,854
	88,804,628	84,989,510
Less valuation allowance	(88,804,628)	(84,972,698)
	-	16,812
Gross deferred tax liabilities:
Fixed assets	-	16,812
	-	16,812
Net deferred tax asset	$-	$-

No current or deferred tax provision or benefit was recorded for 2010, 2009, and 2008 as a result of current losses and full deferred tax valuation allowances for all periods.  We have recorded a valuation allowance to state our deferred tax assets at their estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.  At December 31, 2010, we had cumulative net operating losses (“NOL”) and research and development (“R&D”) tax credit carry-forwards for income tax purposes of $207,664,188 and $7,184,010 respectively, which expire in varying amounts from 2011 through 2030.  The cumulative NOL carry-forward is net of $7,420,144 in carry-forwards from 1993 through 1995 which expired unused in 2008 through 2010.   Our ability to benefit from the NOL and R&D tax credit carry-forwards could be limited under certain provisions of the Internal Revenue Code if ownership of ParkerVision changes by more than 50%, as defined by Section 382 of the Internal Revenue Code of 1986 (“Section 382”).

Uncertain Tax Positions
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We have identified our Federal and Florida tax returns as our only major jurisdictions, as defined.  The periods subject to examination for those returns are the 1996 through 2010 tax years.

During 2008, we conducted a study of our NOL and R&D credit carry-forwards since the Company’s formation under Section 382.  This study was updated in 2009 and 2010.  Under Section 382, an ownership change may limit the amount of NOL and R&D credit carry-forwards that can be used annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  Based on the results of our studies, we have determined that we do not have any ownership changes on or prior to December 31, 2010 which would result in limitations of our NOL and R&D credit carry-forwards under Section 382.

In addition, during 2008, we conducted tax studies related to our R&D tax credits from 1994 to 2007.  Based on our findings, our qualified research expenditures were overstated in prior periods resulting in an adjustment to our cumulative R&D and cumulative NOL tax credit carry-forwards.   The adjustment, aggregating $4,452,021 million, was recognized on our 2008 federal and state tax returns as a reduction in R&D credit carry-forward with a corresponding increase to our cumulative NOL carry-forward.  This adjustment had no impact on our financial statements.

At December 31, 2010, we had an unrecognized tax benefit of approximately $1.4 million.  A reconciliation of the amount recorded for unrecognized tax benefits for the years ended December 31, 2010, 2009, and 2008 is as follows:

	For the years ended December 31,
	2010	2009	2008
Unrecognized tax benefits – beginning of year	$1,369,614	$1,369,614	$2,629,296
Gross increases – tax positions in prior period	-	-	3,192,339
Change in Estimate	-	-	(4,452,021)
Unrecognized tax benefits – end of year	$1,369,614	$1,369,614	$1,369,614

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

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits.  For the years ended December 31, 2010, 2009, and 2008, we did not incur any income tax-related interest income, expense or penalties.

8.	SHARE-BASED COMPENSATION:

We did not capitalize any expense related to share-based payments.  The following table presents share-based compensation expense included in our statements of operations for the years ended December 31, 2010, 2009 and 2008, respectively:

	Year ended December 31,
	2010	2009	2008
Research and development expense	$1,199,442	$1,967,780	$1,695,265
Sales and marketing expense	362,518	576,539	543,083
General and administrative expense	1,165,545	2,449,337	2,005,146
Total share-based expense	$2,727,505	$4,993,656	$4,243,494

As of December 31, 2010, there was $1,111,280 of total unrecognized compensation cost, net of estimated forfeitures, related to all non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted-average period of 0.59 years.

Stock Incentive Plans

1993 Stock Plan
We adopted a stock plan in September 1993 (the “1993 Plan”).  Our ability to issue grants under this plan ended as of September 10, 2003.  The 1993 Plan, as amended, provided for the grant of options and other stock awards to employees, directors and consultants, not to exceed 3,500,000 shares of common stock.  Options granted to employees and consultants under the 1993 Plan vested for periods up to ten years and were exercisable for a period of five years from the date the options vested. Options granted to directors under the 1993 Plan were exercisable immediately and expire ten years from the date of grant.

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

Awards granted to directors under the 2000 Plan are generally exercisable within one year.  Options awarded under the 2000 Plan are generally exercisable for seven to ten years from the grant date.  Forfeited and expired options under the 2000 Plan become available for reissuance.   At December 31, 2010, 602,365 shares of common stock were available for future grants.

2008 Equity Incentive Plan
We adopted a performance equity plan in August 2008 (the “2008 Plan”).  The 2008 Plan provides for the grant of stock-based awards to employees (excluding named executives), directors and consultants, not to exceed 500,000 shares of common stock.  The Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, and other stock based awards.  Forfeited and expired options under the 2008 Plan become available for reissuance.  At December 31, 2010, 323,641 shares of common stock were available for future grants.

Restricted Stock Awards
Restricted stock awards are issued as executive and employee incentive compensation and as payment for services to others.  The value of the award is based on the closing price of our common stock on the date of grant.  Restricted stock awards are generally immediately vested.   During 2010, we granted an employee an aggregate of 36,071 immediately vested shares of restricted stock under the 2000 Plan valued at approximately $60,000.   We had no unvested restricted stock awards at December 31, 2010, 2009, or 2008 and no restricted stock awards were forfeited during 2010.

Restricted Stock Units
In 2008, we implemented a RSU program to supplement our stock option compensation programs.  We have granted RSUs to employees and non-employee directors under the 2000 Plan.  Each RSU represents a right to one share of our common stock, upon vesting.  The RSUs are not entitled to voting rights or dividends, if any, until vested.  A summary of the status of non-vested RSUs as of December 31, 2010, and changes during the year ended December 31, 2010 is presented below:

	Non-vested Shares
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2010	463,860	$10.60
Granted	12,500	0.68
Vested	(143,508)	10.02
Forfeited	(32,250)	5.87
Non-vested at December 31, 2010	300,602	10.97

The total fair value of RSUs vested in 2010 is $167,484.  The non-vested RSUs at December 31, 2010 include 217,500 RSUs awarded to named executives and other officers in 2008 that vest on the earlier of (i) the third anniversary of the grant date or (ii) such earlier date that the price of our common stock achieves certain performance levels as defined in the agreements.  As of December 31, 2010, none of the price performance levels had been achieved and therefore no vesting was accelerated.

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

Stock Options
The following table presents a summary of option activity under the 1993, 2000, and 2008 Plans (collectively, the “Stock Plans”) for the year ended December 31, 2010:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	3,778,982	$14.20
Granted	25,000	0.68
Exercised	-	-
Forfeited	(52,626)	5.64
Expired	(530,860)	35.38
Outstanding at end of year	3,220,496	10.75	2.83	$0
Exercisable at end of year	3,115,066	$11.03	2.73	$0

There were no option exercises under the Stock Plans in either 2010 or 2009.  The aggregate intrinsic value of options exercised under the Stock Plans in 2008 was $717,721.  The weighted average fair value of option shares granted during the years ended December 31, 2010, 2009, and 2008 was $0.50, $1.82, and $6.98, respectively.  The total fair value of option shares vested during the years ended December 31, 2010, 2009, and 2008, was $160,962, $2,437,770, and $2,761,352, respectively.

On May 20, 2009, we granted stock options to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $2.98 per share to an outside consultant under the 2000 Plan as compensation under a consulting agreement.   The options vested in equal monthly increments over the fifteen month term of the agreement and vested options are exercisable for seven years from the grant date.  The fair value of this option was estimated at each interim reporting date using the Black-Scholes option pricing model with an expected term equal to the remaining contractual life, expected volatility of 84.1% to 86.4% and risk-free interest rates of 2.0% to 3.4%.  Expense related to this option was approximately $52,000 and $108,000 for the years ended December 31 2010 and 2009 respectively.

The fair value of all other option grants under the Stock Plans for the years ended December 31, 2010, 2009, and 2008 respectively, was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2010	2009	2008
Expected option term 1	6 years	3 to 5.5 years	4 to 7 years
Expected volatility factor 2	88.1%	85.0% to 91.1%	66.4% to 70.9%
Risk-free interest rate 3	1.5%	1.3% to 2.5%	1.5% to 3.7%
Expected annual dividend yield	0%	0%	0%

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

Non-Plan Options/Warrants
We have granted options and warrants outside the Stock Plans for employment inducements, non-employee consulting services, and for underwriting and other services in connection with securities offerings. Non-plan options and warrants are generally granted with exercise prices equal to or above fair market value of the underlying shares at the date of grant.

A summary of non-plan option and warrant activity as of December 31, 2010 and changes during the year then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	2,240,139	$25.61
Granted	4,391,298	0.54
Exercised	-	-
Forfeited	-	-
Expired	(536,417)	9.00
Outstanding at end of year	6,095,020	9.01	3.93 years	$0
Exercisable at end of year	6,045,020	$9.08	3.92 years	$0

On September 8, 2010, we granted a stock option to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $0.82 per share to an outside consultant as compensation under a consulting agreement.  This option is for unregistered shares that have “piggy-back” registration rights on subsequent registration statements.  The option vests over the twelve month term of the agreement and is exercisable for five years from the grant date.   Upon ninety days’ notice, the consulting agreement may be terminated and any unvested portion of the option will be cancelled.  As of December 31, 2010, an aggregate of 50,000 option shares were vested.   The fair value of this option is estimated at each vesting date using the Black-Scholes option pricing model with an expected term equal to the remaining contractual life, expected volatility of 88.7% to 90.9%, and risk-free interest rates of 1.2% to 2.0%.  Expense related to this option was approximately $20,000 for the year ended December 31, 2010.

On July 1, 2009, we granted a stock option to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $3.27 per share to an outside consultant as compensation under a consulting agreement.  This option is for unregistered shares that have “piggy-back” registration rights on subsequent registration statements.  The option vested in equal monthly increments over the twelve month term of the agreement and is exercisable for five years from the grant date.  As of December 31, 2010, this option was fully vested.  The fair value of this option was estimated at each vesting date during the option term using the Black-Scholes option pricing model with an expected term equal to the remaining contractual life, volatility of 85.4% to 94.2%, and risk-free interest rates of 1.8% to 2.7%.  Expense related to this option was approximately $23,000 and $46,000 for the years ended December 31, 2010 and 2009, respectively.

In connection with our November 3, 2010 offering, we issued warrants to purchase 4,291,298 shares of common stock (see Note 9).  These warrants were recorded at their relative fair value of approximately $1.1 million.  The fair value of these warrants was estimated at their grant date using the Black-Scholes option pricing model with an expected term equal to the five year contractual life, volatility of 90.8%, and risk-free interest rate of 1.1%.

In connection with our March 3, 2009 offerings, we issued warrants to purchase 431,320 shares of common stock (see Note 9).  These warrants were recorded at their relative fair value of approximately $0.45 million.  The fair value of these warrants was estimated at their grant date using the Black-Scholes option pricing model with an expected term equal to the five year contractual life, volatility of 85%, and risk-free interest rate of 2%.

No non-plan options or warrants were exercised in 2010.  The aggregate intrinsic value of non-plan options and warrants exercised during 2009 and 2008 was $21,700, and $71,488, respectively.  Of the non-plan warrants and options outstanding at December 31, 2010, warrants representing 5,945,020 shares were issued in connection with the sale of equity securities in various public and private placement transactions in 2000,

2001, 2006, 2009, and 2010.  The estimated fair value of these warrants at the time of issuance of $16,534,516 is included in shareholders’ equity in the balance sheets.

The options and warrants outstanding at December 31, 2010 under all plans, including the non-plan options and warrants, have exercise price ranges, weighted average contractual lives, and weighted average exercise prices as follows:

Options Outstanding	Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2010	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable at December 31, 2010	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life

$0.54 - $0.82	4,416,298	$0.54	4.84	4,341,298	$0.54	4.84
$1.63 - $2.98	521,320	2.08	3.56	521,320	2.08	3.56
$2.99 - $4.66	504,389	3.32	4.75	423,959	3.38	4.63
$4.67 - $7.08	538,960	5.73	2.91	538,960	5.73	2.91
$7.25 - $10.98	1,293,227	8.95	2.72	1,293,227	8.95	2.72
$11.10 - $18.94	252,921	12.97	2.75	252,921	12.97	2.75
$19.50 - $29.96	694,217	23.57	0.66	694,217	23.57	0.66
$31.00 - $56.66	1,094,184	45.76	1.08	1,094,184	45.76	1.08
	9,315,516	9.61	3.52	9,160,086	9.74	3.52

Upon exercise of options and warrants under all plans, we issue new registered shares of our common stock.  Cash received from option and warrant exercises under all share-based payment arrangements for the years ended December 31, 2010, 2009, and 2008 was $0, $37,500, and $1,349,661, respectively.  No tax benefit was realized for the tax deductions from exercise of the share-based payment arrangements for the years ended December 31, 2010, 2009, and 2008 as the benefits were fully offset by a valuation allowance (see Note 7).

9.	STOCK AUTHORIZATION AND ISSUANCE

Preferred Stock
We have 15,000,000 shares of preferred stock authorized for issuance at the direction of the board of directors.  As of December 31, 2010, we had no outstanding preferred stock.

On November 17, 2005, our board of directors designated 100,000 shares of authorized preferred stock as the Series E Preferred Stock in conjunction with its adoption of a Shareholder Protection Rights Agreement (Note 10).

Common Stock and Warrants
We have filed two shelf registration statements with the SEC for purposes of providing flexibility to raise funds from the offering of various securities over a period of three years, subject to market conditions.   Securities offered under the shelf registration statements may be used to fund working capital, capital expenditures, vendor purchases, and other capital needs.  The first shelf registration statement was filed on January 5, 2009 (File No. 333-156571) and declared effective on January 20, 2009 (“January 2009 Shelf”) for the offering of up to $25 million in securities.  The second shelf registration statement was filed on September 14, 2009 (File No. 333-161903) and was declared effective on September 30, 2009 (“September 2009 Shelf”) for the offering of up to $50 million in securities.  As of December 31, 2010, we had approximately $5.4 million and $34.0 million in securities available under the January 2009 Shelf and the September 2009 Shelf, respectively.

On March 30, 2011, we completed the sale of an aggregate of 3,332,117 shares of our common stock, at a price of $0.71 per share and 2,691,360 units, each consisting of one share of common stock and 0.3 of a warrant to purchase common stock, at a price of $0.81 per unit, to a limited number of institutional and other investors in a registered offering under the September 2009 Shelf.  The warrants are exercisable commencing September 30, 2011 at a price of $0.88 per share and expire on September 30, 2016.  The offering represented 11.4% of our outstanding common stock on an after-issued basis.  The aggregate net proceeds from this offering were approximately $4.14 million, after deduction of placement agent fees and other offering costs.

On November 19, 2010 we completed the sale of 2,829,520 shares of common stock at a price of $0.42 per share, in a registered offering to one of our beneficial shareholders under the January 2009 Shelf.  The offering represented 5.4% of our outstanding common stock on an after-issued basis.  The aggregate net proceeds from this offering were approximately $1.1 million, after deduction of offering costs.

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

On November 16, 2009, we closed the sale of 8,000,000 shares of our common stock at a price of $2.00, par value $0.01 per share, under the September 2009 Shelf to Piper Jaffray & Co. (“Piper Jaffray”) who acted as underwriter for the Company. The Underwriter purchased the Shares from the Company at a discount of $0.14 per share, representing 7.0% of the public offering price, for an aggregate discount of $1.12 million.  The aggregate net proceeds from this offering were approximately $14.6 million which were used for general working capital purposes.  This offering represented 19.4% of our outstanding common stock on an after-issued basis.

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

Pursuant to one of the March 3, 2009 underwriting agreements (the “Unit Underwriting Agreement”), we sold 2,156,600 shares of common stock and 431,320 warrants as units, each unit consisting of one share of common stock and two-tenths of a warrant, at an offering price of $1.875 per unit (the “Unit Offering”).  The warrants are exercisable, at an exercise price of $1.875 per share, commencing March 3, 2009 and expire on March 3, 2014.   The underwriter purchased units from us at a discount of $0.15 per unit, representing eight percent (8%) of the public offering price.   The shares of common stock and the warrants comprising the units were issued separately and at all times have traded separately.  Consequently, no “units” were actually issued.   In addition, we granted the underwriter an option to purchase additional shares of common stock and warrants, as units, to cover over-allotments, if any.  The over-allotment option expired unexercised on March 27, 2009.

Pursuant to the second of the March 3, 2009 underwriting agreements (the “Stock Underwriting Agreement”), we sold 3,484,309 shares of common stock at a public offering price of $1.665 per share (the “Common Stock Offering”).  The underwriter purchased the common stock at a discount of $0.1332 per share, representing eight percent (8%) of the public offering price.   In addition, we granted the underwriter an option to purchase up to an additional 522,646 shares to cover over-allotments, if any.  On March 27, 2009, the underwriter exercised its over-allotment option and purchased an additional 250,000 shares of Common Stock.  The sale of shares under the over-allotment option was consummated on April 1, 2009.

In connection with the March 3, 2009 Unit Offering and the Common Stock Offering, we also sold an aggregate of 354,054 shares of our common stock at a price per share of $1.85 to an affiliate of an executive officer and two directors of our company (the “Management Offering”).   The aggregate of the March 2009 offerings, including the over-allotment option exercise, represented 18.9% of our outstanding common stock on an after-issued basis.

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

Lease Commitments
Our headquarters facility in Jacksonville, Florida is leased pursuant to a non-cancelable lease agreement effective June 1, 2006.   The lease provides for a straight-lined monthly rental payment of $15,806 through October 31, 2011 with an option for renewal.  The lease provides for a tenant improvement allowance of approximately $437,000 which has been recorded in the accompanying balance sheet as leasehold improvements with a corresponding entry to deferred rent.  The leasehold improvements are depreciated over the lease term.  Deferred rent is amortized as a reduction to lease expense over the lease term.

We also lease office space in Lake Mary, Florida for our wireless design center.  The lease term, as amended in April 2010, provides for a straight-lined monthly rental payment of approximately $18,874 through February 2014 with an option for renewal.

In addition to sales tax payable on base rental amounts, certain leases obligate us to pay pro-rated annual operating expenses for the properties.  Rent expense for properties, for the years ended December 31, 2010, 2009, and 2008 was $434,877, $460,321, and $465,820, respectively.

In addition, we lease certain equipment, primarily for research and development activities, under non-cancelable operating leases with lease terms of less than one year.  Equipment rental expense for the years ended December 31, 2010, 2009, and 2008 was $197,552, $234,627, and $211,112, respectively.

Future minimum lease payments under all non-cancelable operating leases and capital leases that have initial or remaining terms in excess of one year as of December 31, 2010 were as follows:

Contractual Obligations:	2011	2012	2013	2014	Total
Capital leases	$26,000	$12,000	$-	$-	$38,000
Operating leases	438,000	241,000	248,000	42,000	969,000

The total amount of gross unrecognized tax benefits for uncertain tax positions at December 31, 2010 was $1,369,614 (see Note 7).  Payment of these obligations would result from settlements with taxing authorities.  Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above.

Legal Proceedings
We are subject to legal proceedings and claims which arise in the ordinary course of our business.  We believe, based upon advice from outside legal counsel, that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

12.	RELATED-PARTY TRANSACTIONS

We paid approximately $794,000, $909,000, and $1,160,000 in 2010, 2009, and 2008, respectively, for patent-related legal services to a law firm, of which Robert Sterne, one of our directors since September 2006, is a partner.

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

Financial instruments that potentially subject us to a concentration of credit risk principally consist of cash and cash equivalents and our available for sale securities.  Cash and cash equivalents are primarily held in bank accounts and overnight investments.  At times our cash balances on deposit with banks may exceed the balance insured by the F.D.I.C.

Our available for sale securities are held in accounts with brokerage institutions and consist of mutual funds invested primarily in short-term municipal securities.  We maintain our investments with what management believes to be quality financial institutions and while we limit the amount of credit exposure to any one institution, we could be subject to credit risks arising from adverse conditions in the financial markets as a whole.

14.	FAIR VALUE MEASUREMENTS

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis included in our balance sheet at December 31, 2010 and 2009 are:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010:
Available for sale securities:
Municipal bond mutual funds	$6,315,911	$6,315,911	-	-

December 31, 2009:
Cash and cash equivalents:
Money market funds	$11,402,000	$11,402,000	-	-

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data presented below is in thousands except for per share data:

	For the three months ended				For the year ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010

Revenues	$64	$0	$0	$0	$64
Gross margin	17	0	0	0	17
Net loss	(3,951)	(3,790)	(3,977)	(3,310)	(15,028)

Basic and diluted net loss per common share	$(0.10)	$(0.09)	$(0.10)	$(0.07)	$(0.35)

	For the three months ended				For the year ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	December 31, 2009

Revenues	$0	$0	$0	$64	$64
Gross margin	0	0	0	10	10
Net loss	(5,142)	(5,757)	(5,746)	(4,885)	(21,530)

Basic and diluted net loss per common share	$(0.18)	$(0.17)	$(0.17)	$(0.13)	$(0.65)

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our “disclosure controls and procedures,” as defined by the SEC as of December 31, 2010.

Based on such evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2010, our disclosure controls and procedures were effective to ensure that the information we are required to disclose in reports that we file or submit to the SEC is (1) recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC and (2) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting as of December 31, 2010 is included in Item 8 of this Annual Report and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

During the three month period ended December 31, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

In accordance with and satisfaction of the requirements of Form 8-K, we include the following disclosure:

On March 31, 2011, we issued a press release announcing our results of operations and financial condition for the fourth quarter and year end results for the period ended December 31, 2010.  The press release is attached hereto as Exhibit 99.1.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

Our directors, including their ages, backgrounds and qualifications are as follows:

Name, Age	Director Since	Background	Qualifications
Jeffrey Parker, 54	1989	• Our Chairman of the Board and Chief Executive Officer since our inception in 1989 • Our President from April 1993 to June 1998 • Holds 27 U.S. patents	• One of our founders • As Chief Executive Officer, has relevant insight into our operations, our industry and related risks • Experience bringing disruptive technologies to market
David Sorrells, 52	1997	• Our Chief Technical Officer since 1996 • Our Engineering Manager from 1990 to 1996 • Holds 116 U.S. patents	• One of the leading inventors of our core technologies • Has an in-depth understanding of our technologies and their relevance to our target markets
William Hightower, 67	1999
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
•  Longevity on our board provides a historical perspective and a relevant understanding of our target markets and industry

John Metcalf, 60	2004
•  Chief Financial Officer partner with Tatum LLC (executive services and consulting firm) from November 2002 until his retirement in July 2010
•  18 years’ experience as a chief financial officer, most recently at Electro Scientific Industries, Inc. (provider of high-technology manufacturing equipment to the global electronics market) from July 2006 until his retirement in September 2007 and at Siltronic (a silicon wafer manufacturer) from June 2004 to July 2006
•  Member of the Board of Directors and Chairman of the Audit Committee for EnergyConnect Group, Inc. from June 2007 to present

•  Extensive experience in the semiconductor industry
•  In-depth understanding of generally accepted accounting principles, financial statements and SEC reporting requirements
•  Satisfies the audit committee requirement for financial expertise

Robert Sterne, 59	2006	• Partner of the law firm of Sterne, Kessler, Goldstein & Fox, PLLC (specializing in patent and other intellectual property law) since 1978 • Also served on our board from February 2000 to June 2003	• In-depth knowledge of our intellectual property portfolio and patent strategies • Considered a leader in best practices and board responsibilities concerning intellectual property
Nam Suh, 74	2003
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
•  Widely published author of over 300 articles and seven books
•  Holds approximately 60 U.S. and many foreign patents, some of which relate to plastics, polymers and design
•  Member of the Board of Directors of:
-  Integrated Device Technology, Inc. (a NASDAQ company that develops mixed signal semiconductor solutions) from 2005 to 2009
-  Therma-Wave, Inc. (a NASDAQ company that manufactured process control metrology systems for use in semiconductor manufacturing) from 2004 to 2007

•  Significant experience with technology innovation and the process of  new product introduction
•  Relevant network, particularly in the Korean community
•  Relevant experience with Korean culture and commerce

Papken der Torossian, 72	2003
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
•  Has served as a director on a number of private company boards including executive chairman of Vistec Semiconductor Systems Group
•  Member of the Board of Directors of:
-  Atmel Corporation (a NASDAQ company that is a global leader in the design, manufacturing and marketing of advanced semiconductors ) from July 2007 to present
-  Therma-Wave, Inc. (a NASDAQ company that manufactured process control metrology systems for use in semiconductor manufacturing) from  2003 to 2007 when company was sold to KLA-Tencor

•  Extensive experience as chairman and chief executive of a number of semiconductor and technology-based companies
•  Relevant network in technology community
•  Relevant operating experience with small, high growth companies

Executive Officers

In addition to Jeffrey Parker, our Chief Executive Officer, and David Sorrells, our Chief Technical Officer, who also serve on our board and whose backgrounds are included in the table above, the following persons serve as our executive officers:

Name, Age	Position	Background
Cynthia Poehlman, 44	Chief Financial Officer
•  Our Chief Financial Officer since June 2004 and Corporate Secretary since August 2007
•  Our Controller and Chief Accounting Officer from March 1994 to June 2004
•  Certified Public Accountant in the state of Florida since 1989

John Stuckey, 40	Executive Vice President of Corporate Strategy and Business Development
•  Our Executive Vice President since June 2008
•  Our Vice President of Corporate Strategy and Business Development from July 2004 to June 2008
•  Director of Business Development at Thomson, Inc. prior to July 2004.

Family Relationships

There are no family relationships among our officers or directors.

Audit Committee and Financial Expert

We have an audit committee that is comprised of independent directors as determined in accordance with the rules of NASDAQ.  Our audit committee is governed by a board-approved charter which, among other things, establishes the audit committee’s membership requirements and its powers and responsibilities.  The members of the audit committee are Messrs. William Hightower, John Metcalf, and Papken der Torossian.  Mr. Metcalf serves as chairman of the audit committee.

The board of directors made a qualitative assessment of each member of the audit committee of the board of directors to determine their level of financial knowledge and experience based on a number of factors and determined that each member is an “audit committee financial expert” as defined by the SEC and is “financially sophisticated” within the meaning of the rules of NASDAQ.  The board of directors considered each of the members’ ability to understand generally accepted accounting principles and financial statements; their ability to assess the general application of generally accepted accounting principles in connection with our financial statements, including estimates, accruals and reserves; their experience in analyzing or evaluating financial statements of similar breadth and complexity as our financial statements; their understanding of internal controls and procedures for financial reporting; and their understanding of the audit committee functions.

Shareholder Proposals and Nominations

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and NASDAQ.  Officers, directors and ten percent shareholders are charged by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during the fiscal year ended December 31, 2010, our executive officers, directors and ten percent shareholders filed all reports required by Section 16(a) of the Exchange Act on a timely basis..

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

Item 11. Executive Compensation.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee are all independent directors as determined in accordance with the rules of NASDAQ.  As of December 31, 2010, the members of our compensation committee were Messrs. William Hightower, Nam Suh, and Papken der Torossian.   Mr. William Hightower joined the compensation committee during 2010 to replace retired director, William Sammons.

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

Papken der Torossian (Chair)
William Hightower
Nam Suh

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

Based on a consideration of our financial performance and other relevant corporate factors, the Committee did not make any changes to its executive compensation programs in 2010.

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

Each component of the compensation program and the manner in which the Committee determines each component is discussed in detail below.  In addition to these components, we provide standard employee benefits that include health benefits, life insurance, and tax-qualified savings plans to all of our employees.  We did not provide any special employee benefits or perquisites in 2010 for executives other than supplemental life insurance policies for the benefit of the executives and an automotive allowance for Mr. Jeffrey Parker.  We do not have pension or other retirement benefits or any type of nonqualified deferred compensation programs for our executives or other employees.

Base Pay - Base salaries and related benefits are designed to provide basic economic security for our employees.   Our base salaries are established at a level consistent with competitive practices in a technological, innovative and fast-moving industry in order to help retain and recruit our highly skilled workforce without placing undue emphasis on fixed compensation.   The current base salaries for our executives were established in connection with executive employment agreements in 2008.  Due to our financial position and other relevant corporate factors, executive base salaries have remained unchanged since 2008.

Annual Performance Incentives – Annual performance incentives are generally established for the purpose of linking a meaningful portion of the executive’s pay to accomplishment of short-term objectives that are necessary for successful execution of our longer-term business plan.  Prior to 2009, an annual incentive plan for all employees, including executives, provided for cash awards that were determined at the end of each fiscal year based on a number of corporate and individual qualitative and quantitative measures.  Due to our financial performance and overall general economic conditions, the Committee did not implement a formal annual performance incentive plan for 2009 or 2010.  Rather, the Committee determined that it would discretionarily consider short-term equity-based incentives at the end of the year based on corporate achievements.  Based on the company’s financial performance for 2010, the Committee did not make any cash or equity short-term performance incentive awards to its executives.

The Committee has not approved, nor does it anticipate, any annual cash incentive award programs for executives or other employees for 2011.  The Committee may utilize equity-based awards for short-term incentives although no such awards are currently being contemplated.

Long-Term Incentives - Long term incentives are specifically designed to align employee and shareholder interests by rewarding performance that enhances shareholder value.  Equity-based awards are used for long-term incentives in order to link employee’s compensation to the value of our common stock.  Long-term equity-based incentive awards have been in the form of both stock options and RSUs.  The Committee believes both equity instruments are a strong motivator for enhancing shareholder value through corporate achievements.   In 2008, the Committee awarded RSUs as long-term incentive awards in connection with the execution of executive employment agreements as more fully discussed below.  These awards provided for long-term incentives for 2008 and 2009.  No other long-term incentives were awarded by the Committee to executives in 2010; however the Committee believes that long-term equity incentives are a critical element in the overall compensation plan for all employees and anticipates continuing to use both stock options and RSU awards in the future to align executive and employee interests with longer term goals of the company.

Equity Grant Practices

Employee and director grants are made on the 15th day of the month following the date on which all terms of the grant are approved by the Committee or its delegate.   In the case of grants made in connection with new hires, grants are made on the 15th of the month following the new employee’s hire date. Stock options are granted with an exercise price equal to the closing market value of our common stock on the grant date.  Options are never granted with exercise prices below market value on the grant date.

Role of Executive Officers in Determining Executive Pay

The Committee makes all compensation decisions for all elements of compensation for the chief executive officer and other NEOs and approves recommendations regarding equity awards for all employees.  Our chief executive officer, chief financial officer and human resource management personnel make recommendations to the Committee  with regard to overall pay strategy including program designs, annual incentive plan design, and long-term incentive plan design for management employees.  Our chief executive officer evaluates the performance of the other executive officers and makes recommendations regarding their compensation to the Committee for its consideration and determination.  Human resource management provides the Committee with market information regarding executive officers’ base pay and annual performance incentives as requested.  Executives do not determine any element or component of their own pay package or total compensation amount.

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

Section 162(m) of the Code limits the deductibility from U.S. taxable income of certain types of compensation in excess of $1,000,000 paid by us to certain of our NEOs.  This limitation may apply to the realized value of awards made under our equity award plans.  Compensation that is determined to be “performance-based” under the Code is not subject to this deduction limit.  For 2010, we did not pay compensation in excess of $1,000,000 to any executive and therefore we did not incur a deduction limitation under Section 162(m).

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

Employment and Other Agreements

In June 2008, we entered into Executive Employment Agreements (“Agreements”) with each of our NEOs including Jeffrey Parker, our chief executive officer, Cynthia Poehlman, our chief financial officer, David

Sorrells, our chief technology officer, and John Stuckey, our executive vice-president of corporate strategy and business development.   The Agreements provide each executive with a base salary commensurate with his or her position in the organization, a performance-based achievement bonus program, subject to the discretion of the Committee, and long-term equity incentive awards in the form of RSUs.  The RSUs awarded in connection with the Agreements include RSUs that vest in twelve equal quarterly increments from August 31, 2008 through May 31, 2011 (the “time-based RSUs”) as well as RSUs that vest on the earlier of the three-year anniversary of the grant date or such date that certain market conditions are met, as measured by the price of our common stock (the “market-based RSUs”).   The time-based RSUs and market-based RSUs collectively represented the 2008 and 2009 long-term equity incentive awards for our NEOs.  The Agreements allow for additional equity awards at the discretion of the Committee although no additional awards have been made.

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

The non-compete provisions of  the Agreements impose restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from our customers.   These provisions remain in effect for up to three years following the executive’s termination, provided that we compensate the executive the equivalent of his or her base salary over the restriction period (“Non-Compete Compensation).  In the event of a termination due to a change in control, the executive’s severance pay in excess of twelve months’ base salary is applied as a credit toward the Non-Compete Compensation.  Furthermore, in the event the executive is terminated for cause or resigns without “Good Reason” as defined in the Agreements, all gains realized by the executive from the sale of equity awards during the preceding twelve months, as well as the value at the date of termination of all outstanding equity awards will be credited towards the Non-Compete Compensation.

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

The Agreements have a three-year term with a provision for automatic annual renewal thereafter unless ninety-day written intent not to renew is given either by us or by the executive.  The Committee did not enter into any new executive or other senior management employment agreements during 2010.

We also have non-compete arrangements in place with all of our other employees that are similar to the non-compete restrictions for our NEOs.

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of our NEOs who served as executive officers during all or a portion of the years ended December 31, 2010, 2009, and 2008.  Given the complexity of disclosure requirements concerning executive compensation, and in particular with respect to the standards of financial accounting and reporting related to equity compensation, there is a difference between the compensation that is reported in this table versus that which is actually paid to and received by the NEOs.  The amounts in the Summary Compensation Table that reflect the full grant date fair value of an equity award, do not necessarily correspond to the actual value that has been realized or will be realized in the future with respect to these awards.

(a)	(b)	(c)		(d)		(e)	(f)	(g)	(h)		(i)
		Salary		Bonus		Stock Awards 1	Option Awards	Non-equity Incentive Plan Com-pensation	All Other		Total
Name and Principal Position	Year	($)		($)		($)	($)	($)	($)		($)
Jeffrey Parker, Chief	2010	$337,500	2	$-		$-	$-	$-	$28,613	3	$366,113
Executive Officer and	2009	325,000		-		-	-	-	29,690		354,690
Chairman of the Board	2008	325,000		-		1,701,514	-	-	31,600		2,058,114
Cynthia Poehlman,	2010	233,654	2	-		-	-	-	750	4	234,404
Chief Financial Officer	2009	225,000		-		-	-	-	2,750		227,750
and Corporate Secretary	2008	213,269		-		510,454	-	-	2,750		726,473
David Sorrells, Chief	2010	286,226	2	-		-	-	-	2,100	4	288,326
Technology Officer	2009	275,625		5,000	5	-	-	-	2,100		282,725
	2008	275,625		31,612	6	1,153,486	-	-	2,100		1,462,823
John Stuckey, Executive Vice	2010	259,615	2	-		-	-	-	1,263	4	260,878
President, Corporate Strategy	2009	250,000		-		-	-	-	2,895		252,895
and Business Development	2008	250,000		-		510,454	-	-	3,748		764,202

1
The amounts reported in column (e) represent the full grant date fair value of stock awards in accordance with ASC 718, net of estimated forfeitures.  Refer to Note 8 of the financial statements included in Item 8 for the assumptions made in the valuation of stock awards.

2
We pay all salaried employees on a biweekly basis.  The biweekly salary is determined by dividing annual base salaries by 26 biweekly pay periods. In 2010, our pay schedule included 27 biweekly pay periods resulting in a higher annual salary for 2010 for all salaried employees, including executive management.

3
This amount includes (i) the dollar value of premiums paid by us in 2010 for life insurance for the benefit of Mr. Parker in the amount of $3,690 and (ii) the gross value of Mr. Parker’s automobile allowance of $24,923.

4	This amount represents the dollar value of premiums paid by us in 2010 for life insurance for the benefit of the executive.

5	Mr. Sorrells was awarded a cash bonus for 2009 in the amount of $5,000, which was paid in 2010.

6
Mr. Sorrells received a signing bonus with a value of $50,000 upon execution of his executive employment agreement in June 2008.  We had the option to pay this bonus in cash or equity.  A portion of the bonus was paid in cash and is reflected in column (d) in the Summary Compensation Table, and the remainder was paid with 1,642 shares of our common stock.  The value of the common stock awarded, or $18,388, is included in column (e) in the Summary Compensation Table.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year for the named executive officers.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards as of December 31, 2010 for each executive officer who served as an executive officer during all or a portion of 2010.

Name	Option Awards				Stock Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested1 ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)
Jeffrey Parker	15,000		$19.99	2/26/12	75,000	2	$34,500
	75,000		5.77	8/9/12	12,500	3	5,750
	10,908		8.91	12/20/12
	7,583		9.80	5/3/13
	90,000		8.81	10/12/13
	37,500		9.89	2/15/14
	37,500		10.82	5/15/14
	37,500		12.30	8/15/14
	37,500		10.36	11/15/14
Cynthia Poehlman	12,000		20.00	1/15/11	22,500	2	10,350
	25,000		5.77	8/9/12	3,750	3	1,725
	4,563		8.91	12/20/12
	3,205		9.80	5/6/13
	25,000		8.81	10/12/13
	8,750		9.89	2/15/14
	8,750		10.82	5/15/14
	150,000		5.70	6/25/14
	8,750		12.30	8/15/14
	8,750		10.36	11/15/14
David Sorrells	25,000		5.77	8/9/12	42,500	2	19,550
	125,000		9.00	11/21/12	9,590	3	4,411
	4,988		8.91	12/20/12
	3,898		9.80	5/3/13
	38,000		8.81	10/12/13
John Stuckey	25,000		5.77	8/9/12	22,500	2	10,350
	5,133		8.91	12/20/12	3,750	3	1,725
	3,394		9.80	5/3/13
	25,000		8.81	10/12/13
	8,750		9.89	2/15/14
	8,750		10.82	5/15/14
	107,875		4.67	7/18/14
	8,750		12.30	8/15/14
	8,750		10.36	11/15/14

1	The market value of shares or units reported in column (g) is computed based on the December 31, 2010 closing price of our common stock of $0.46

2
These units represent unvested RSUs awarded in connection with executive employment agreements in June 2008. The RSUs vest on the earlier of (a) the last day of each quarterly period beginning August 31, 2008 during which certain specified market price conditions have been met or (b) June 4, 2011.   The achievement of the market price conditions is determined based on the closing market price of our common stock meeting or exceeding certain fixed price points for any five (5) consecutive trading days (the “Price Target”).  At Price Targets of $15.11, $19.28, $23.45 and $27.10, 25%, 50%, 75% and 100%, respectively, of the award shall be vested.   In addition, upon the occurrence of a change in control as defined in the RSU agreement, the market price conditions will be assessed based on the greater of (a) the closing price of our common stock on the date of the change in control event or (b) the average per share acquisition price paid by the acquiring party.

3	These units represent unvested RSUs awarded in connection with an executive employment agreement in June 2008. The unvested RSUs vest in equal increments on February 28, 2011 and May 31, 2011.

Option Exercises and Stock Vested

The following table summarizes the option exercises and vesting of stock awards for the fiscal year ended December 31, 2010 for each NEO who served as an executive officer during all or a portion of 2010.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jeffrey Parker	-	$-	25,000	$29,500
Cynthia Poehlman	-	-	7,500	8,850
David Sorrells	-	-	19,164	22,614
John Stuckey	-	-	7,500	8,850

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

Payments Made Upon Termination Due to a Change in Control- In the event a NEO is terminated within two years of a change-in-control event, in addition to the benefits listed under “Payments Made Upon Termination” above, he or she is entitled to receive a multiple of his or her base salary, an amount in lieu of annual bonus or incentive compensation, continuation of group health benefits and acceleration of certain unvested and outstanding equity awards.  The base salary multiple varies by individual and ranges from 150% to 300%.  The amount in lieu of annual bonus or incentive compensation is determined based on the greater of the bonus or annual incentive compensation in the year prior to the change in control, the average of the prior three year’s bonus or annual incentive compensation, or a prorated amount of the current year’s bonus or annual incentive compensation.

In accordance with the terms of the executive’s individual equity agreements, the executive would also be eligible for accelerated vesting of certain equity awards in the event of a change-in-control.  Any unvested stock options will automatically vest upon a change-in-control.  In addition, in the event of a change-in-control which is not approved or authorized by our board of directors, the executive’s time-based RSUs will automatically vest.  If the change-in-control occurrence is approved by our board of directors, the board may, at its option, accelerate the vesting of the time-based RSUs and repurchase them for a cash value as defined in the equity plan.   Market-based RSUs will only accelerate in a change-in-control situation if the defined Price Targets are achieved as discussed in footnote 2 to the “Outstanding Equity Awards at Fiscal Year End” table above.

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

The following tables reflect the estimated amount of compensation due to each of our NEOs in the event of termination of their employment.  Actual amounts to be paid out could only be determined at the time of an executive’s actual separation.   For purposes of this disclosure, we assume the triggering event for termination occurred on December 31, 2010.   The intrinsic value of equity awards upon termination is calculated based on the December 31, 2010 closing price of our common stock of $0.46.

Jeffrey Parker, Chairman and Chief Executive Officer

Benefit and Payments Upon Separation	Change in Control (Not Board Approved)		Change in Control (Board Approved)		Without Cause or for “Good Reason”		Disability		Death

Salary	$975,000	1	$975,000	1	$325,000		$325,000	2	$-
Short-term Incentive Compensation	-		-		-	3	-	2,3	-
Long-term Equity Compensation:
Stock Options	-		-		-		-		-
RSUs (Time-Based)	5,750		-		-		2,875		2,875
RSUs (Market-Based)	-		-		-		17,250		17,250
Benefits & Perquisites
Health Benefits	27,588		27,588		27,588		27,588		27,588
Life Insurance Proceeds	-		-		-		-		2,000,000	4
Accrued Vacation Pay	12,500		12,500		12,500		12,500		12,500
Total	$1,020,838		$1,015,088		$365,088		$385,213		$2,060,213

1	Under the Agreement, Mr. Parker is entitled to three times his regular annual base salary.
2
Assumes termination occurs within first six months of executive becoming disabled.  Following a six month period, executive is not entitled to salary continuation or short-term incentive compensation payments.

3
Short-term incentive compensation is based on the established incentive target for the year of termination.  As no targets were established for 2010, executive is not entitled to short-term incentive payment under this scenario.

4	Represents proceeds payable by a third-party insurance carrier on a company-paid life insurance policy for the benefit of the executive.

Cynthia Poehlman, Chief Financial Officer and Corporate Secretary

Benefit and Payments Upon Separation	Change in Control (Not Board Approved)		Change in Control (Board Approved)		Without Cause or for “Good Reason”		Disability		Death

Salary	$450,000	1	$450,000	1	$225,000		$225,000	2	$-
Short-term Incentive Compensation	-		-		-	3	-	2,3	-
Long-term Equity Compensation:
Stock Options	-		-		-		-		-
RSUs (Time-Based)	1,725		-		-		863		863
RSUs (Market-Based)	-		-		-		5,175		5,175
Benefits & Perquisites
Health Benefits	27,588		27,588		27,588		27,588		27,588
Life Insurance Proceeds	-		-		-		-		1,000,000	4
Accrued Vacation Pay	-		-		-		-		-
Total	$479,313		$477,588		$252,588		$258,626		$1,033,626

1	Under the Agreement, Ms. Poehlman is entitled to two times her regular annual base salary.
2
Assumes termination occurs within first six months of executive becoming disabled.  Following a six month period, executive is not entitled to salary continuation or short-term incentive compensation payments.

3
Short term incentive compensation is based on the established incentive target for the year of termination.  As no targets were established for 2010, executive is not entitled to short-term incentive payment under this scenario.

4	Represents proceeds payable by a third-party insurance carrier on a company-paid life insurance policy for the benefit of the executive.

David Sorrells, Chief Technology Officer

Benefit and Payments Upon Separation	Change in Control (Not Board Approved)		Change in Control (Board Approved)		Without Cause or for “Good Reason”	Disability		Death

Salary	$826,875	1	$826,875	1	$275,625	$275,625	3	$-
Short-term Incentive Compensation	5,000	2	5,000	2	5,000	5,000	3	-
Long-term Equity Compensation:
Stock Options	-		-		-	-		-
RSUs (Time-Based)	4,411		-		-	2,206		2,206
RSUs (Market-Based)	-		-		-	9,775		9,775
Benefits & Perquisites
Health Benefits	27,588		27,588		27,588	27,588		27,588
Life Insurance Proceeds	-		-		-	-		1,000,000	4
Accrued Vacation Pay	10,601		10,601		10,601	10,601		10,601
Total	$874,475		$870,064		$318,814	$330,795		$1,050,170

1	Under the Agreement, Mr. Sorrells is entitled to three times his regular annual base salary.
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

4	Represents proceeds payable by a third-party insurance carrier on a company-paid life insurance policy for the benefit of the executive.

John Stuckey, Executive Vice President of Corporate Strategy and Business Development

Benefit and Payments Upon Separation	Change in Control (Not Board Approved)		Change in Control (Board Approved)		Without Cause or for “Good Reason”		Disability		Death

Salary	$375,000	1	$375,000	1	$250,000		$250,000	2	$-
Short-term Incentive Compensation					-	3	-	2.3	-
Long-term Equity Compensation:
Stock Options	-		-		-		-		-
RSUs (Time-Based)	1,725		-		-		863		863
RSUs (Market-Based)	-		-		-		5,175		5,175
Benefits & Perquisites
Health Benefits	-		-		-		-		-
Life Insurance Proceeds	-		-		-		-		1,250,000	4
Accrued Vacation Pay	5,304		5,304		5,304		5,304		5,304
Total	$382,029		$380,304		$255,304		$261,342		$1,261,342

1	Under the Agreement, Mr. Stuckey is entitled to one and one half times his regular annual base salary.
2
Assumes termination occurs within first six months of executive becoming disabled.  Following a six month period, executive is not entitled to salary continuation or short-term incentive compensation payments.

3
Short term incentive compensation is based on the established incentive target for the year of termination.  As no targets were established for 2010, executive is not entitled to short-term incentive payment under this scenario.

4	Represents proceeds payable by a third-party insurance carrier on a company-paid life insurance policy for the benefit of the executive.

Compensation of Outside Directors

Director Compensation Table

The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2010.   Directors who are named executive officers do not receive separate compensation for their service as a director.

Name	Fees Earned or Paid in Cash ($)		Stock Awards1 ($)	Option Awards2 ($)	Total ($)
(a)	(b)		(c)	(d)	(e)
William Hightower	$29,375		$1,700	$2,487	$33,562
John Metcalf	42,500		1,700	2,487	46,687
William Sammons	28,125	3	-	-	28,125
Robert Sterne	30,000		1,700	2,487	34,187
Nam Suh	35,000		1,700	2,487	39,187
Papken der Torossian	37,500		1,700	2,487	41,687

1
The amount reported in column (c) above represents the full grant date fair value related to an October 15, 2010 award of 2,500 RSUs to each outside director, as recognized under ASC 718, excluding forfeiture estimates.  Refer to Note 8 of the financial statements included in Item 8 for the assumptions made in the valuation of stock awards.

2
The amount reported in column (d) above represents the full grant fair value of an October 15, 2010 award of 5,000 share options to each outside director, as recognized under ASC 718, excluding forfeiture estimates.  Refer to Note 8 of the financial statements included in Item 8 for the assumptions made in the valuation of stock awards.

3	Mr. Sammons retired from the Board on October 11, 2010.

As of December 31, 2010, the number of options and restricted stock units outstanding for each of our directors was as follows:

	Number of securities underlying outstanding options		Number of securities underlying RSU grants
Name	(#) Exercisable	(#) Unexercisable 1	(#) Unvested 1
William Hightower	208,400	5,000	2,500
John Metcalf	118,400	5,000	2,500
Robert Sterne	117,500	5,000	2,500
Nam Suh	118,070	5,000	2,500
Papken der Torossian	190,000	5,000	2,500

1	The unexercisable options and RSUs for each director will vest in October 2011.

Director Compensation Arrangements

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

The directors’ compensation plan also provides for annual equity awards for our directors.  The annual equity award consists of a grant of 5,000 stock options and 2,500 RSUs which vest one year following the grant date.  The options expire seven years following the grant date.  The director equity awards are granted on the 15th day of the first month following the directors’ election at the annual shareholders meeting.  In the event a director resigns or is removed from the board for cause prior to the vesting date, any unvested equity awards will be forfeited.  The standard directors’ compensation program also provides for the grant of 40,000 share options upon initial election to the Board for new board members.  We did not elect any new board members in 2010.  All board members are reimbursed for reasonable expenses incurred in attending meetings.  In addition, we encourage board participation in relevant educational programs and we reimburse our board members for all or a portion of costs, including travel, for these purposes.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 30, 2011 with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of our common stock, (ii) each of our directors and director nominees, (iii) each of our NEOs, and (iv) all of our directors, director nominees and NEOs as a group (based upon information furnished by those persons).

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class1
Jeffrey Parker 14	2,747,716	2	4.63%
Cynthia Poehlman 14	265,692	3	0.45%
David Sorrells 14	233,297	4	0.39%
John Stuckey 14	217,514	5	0.37%
William Hightower 14	238,400	6	0.40%
John Metcalf 14	123,400	7	0.21%
Robert Sterne 14	126,001	8	0.21%
Nam Suh 14	120,570	9	0.20%
Papken der Torossian 14	336,081	10	0.57%
Gem Investment Advisors, LLC	5,305,182	11	8.84%
Wellington Management Company, LLP	8,580,800	12	14.54%
All directors, director nominees and executive officers as a group (9 persons)	4,408,671	13	7.26%

1
Percentage includes all outstanding shares of common stock plus, for each person or group, any shares of common stock that the person or the group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

2
Includes 348,491 shares of common stock issuable upon currently exercisable options, 206,727 shares held by Mr. Parker directly, 2,072,584 shares held by Jeffrey Parker and Deborah Parker Joint Tenants in Common, 37,000 shares held by J-Parker Family Limited Partnership, 13,800 shares owned through Mr. Parker’s 401(k) plan, and 69,114 shares owned of record by Mr. Parker’s three children over which he disclaims ownership.  Excludes 81,250 unvested RSUs.  Mr. Jeffrey L. Parker has sole voting and dispositive power over the shares of common stock owned by the J-Parker Family Limited Partnership, as a result of which Mr. Jeffrey Parker is deemed to be the beneficial owner of such shares.

3	Includes 242,768 shares of common stock issuable upon currently exercisable options and excludes 24,375 unvested RSUs.

4	Includes 196,886 shares of common stock issuable upon currently exercisable options and excludes 47,299 unvested RSUs.

5	Includes 201,402 shares of common stock issuable upon currently exercisable options and excludes 24,375 unvested RSUs.

6
Includes 198,400 shares of common stock issuable upon currently exercisable options and excludes 2,500 unvested RSUs and 5,000 shares of common stock issuable upon options that may become exercisable in the future.

7
Includes 118,400 shares of common stock issuable upon currently exercisable options and excludes 2,500 unvested RSUs and 5,000 shares of common stock issuable upon options that may become exercisable in the future.

8
Includes 107,500 shares of common stock issuable upon currently exercisable options and excludes 2,500 unvested RSUs and 5,000 shares of common stock issuable upon options that may become exercisable in the future.

9
Includes 118,070 shares of common stock issuable upon currently exercisable options and excludes 2,500 unvested RSUs and 5,000 shares of common stock issuable upon options that may become exercisable in the future.

10
Includes 190,000 shares of common stock issuable upon currently exercisable options and excludes 2,500 unvested RSUs and 5,000 shares of common stock issuable upon options that may become exercisable in the future.

11
Includes 4,147,899 shares and 1,023,284 currently exercisable warrants held by Gem Partners LP (“GEM”), 67,999 shares held by Flat Rock Partners LP (“FlatRock”), and 66,000 shares held by Mr. Daniel Lewis personally as reported on a Form 13G amendment filed February 15, 2011.  Gem Investment Advisors, LLC (“GEM Advisors”) is the general partner of GEM and Flatrock, as a result of which Gem Advisors is deemed to be beneficial owner of such shares.  Daniel M. Lewis (“Lewis”), as the controlling person of Gem Advisors is deemed to beneficially own the shares held by them.  The business address for each of Gem Advisors, GEM, FlatRock and Mr. Lewis is 100 State Street, Suite 2B, Teaneck, New Jersey 07666.

12
As reported on a Form 13G amendment filed February 14, 2011, as adjusted for shares purchased in March 2011 offering.  The business address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.  Wellington Management, in its capacity as investment adviser, may be deemed to have beneficial ownership of shares that are held of record by investment advisory clients of Wellington Management.

13
Includes 1,721,917 shares of common stock issuable upon currently exercisable options held by directors and officers and excludes 189,799 unvested RSUs and 25,000 shares of common stock issuable upon options that may vest in the future held by directors and officers (see notes 2, 3, 4, 5, 6, 7, 8, 9, and 10 above).

14	The person’s address is 7915 Baymeadows Way, Suite 400, Jacksonville, Florida 32256.

  Equity Compensation Plan Information

The following table gives the information about common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,220,496	$10.75	926,006
Equity compensation plans not approved by security holders	150,000	$1.64	-
Total	3,370,496		926,006

The equity compensation plan not approved by security holders as reported in the above table includes options to purchase 50,000 shares granted to a consulting firm in 2009 for an exercise price of $3.27 per share and 100,000 shares granted to a consulting firm in 2010 for an exercise price of $0.82 per share.  The options vest in equal monthly increments over the twelve month term of the agreement and any vested options are exercisable for five years from the grant date.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

We paid approximately $794,000 and $909,000, in 2010 and 2009, respectively, for patent-related legal services to a law firm, of which Robert Sterne, one of our directors since September 2006, is a partner.

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

Director Independence

Our common stock is listed on NASDAQ, and we follow the rules of NASDAQ in determining if a director is independent.  The board of directors also consults with our counsel to ensure that the board of directors’ determination is consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors.  Consistent with these considerations, the board of directors affirmatively has determined that Messrs. William Hightower, John Metcalf, Robert Sterne, Nam Suh, and Papken der Torossian are independent directors.  In addition, Mr. William Sammons, who served as a director until his retirement in October 2010, was affirmatively determined by the board of directors to be independent.

Item 14.  Principal Accountant Fees and Services.

The firm of PricewaterhouseCoopers LLP acts as our principal accountants. The following is a summary of fees paid to the principal accountants for services rendered.

Audit Fees.  For the years ended December 31, 2009 and December 31, 2010, the aggregate fees billed for professional services rendered for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $640,500 and $400,000,  respectively.  The fees for 2009 included services provided in connection with the underwritten offering of securities in March 2009 and November 2009.

Audit Related Fees.  For the years ended December 31, 2009 and December 31, 2010, there were no fees billed for professional services by our principal accountants for assurance and related services.

Tax Fees.  For the years ended December 31, 2009 and December 31, 2010, there were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice or tax planning.

All Other Fees.  For the years ended December 31, 2009 and 2010, there were no fees billed for other professional services by our principal accountants.

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

Item 15. Exhibits and Financial Statement Schedule.

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

Exhibit Number	Description
4.7	Form of Rights Certificate pursuant to Shareholder Protection Rights Agreement (incorporated by reference from Exhibit 4.03 of Form 8-K dated November 21, 2005)

4.8	Standard Form of Employee Option Agreement (incorporated by reference from Exhibit 4.11 of Annual Report on Form 10-K for the year ended December 31, 2006)

4.9	2008 Equity Incentive Plan (Non-Named Executives), as amended (incorporated by reference from Exhibit 4.1 of Form S-8 dated October 24, 2008)

4.10	Form of Warrant Certificate (incorporated by reference from Exhibit 4.1 of Form 8-K dated February 26, 2009)

4.11	Form of Warrant Agreement between Registrant and American Stock Transfer and Trust Company, LLC (incorporated by reference from Exhibit 4.2 of Form 8-K/A dated February 26, 2009)

4.12	Form of Warrant Certificate (incorporated by reference from Exhibit 4.1 of Form 8-K dated October 28, 2010)

4.13	Form of Warrant Agreement between Registrant and American Stock Transfer and Trust Company, LLC (incorporated by reference from Exhibit 4.2 of Form 8-K dated October 28, 2010)

4.14	Form of Warrant (incorporated by reference from Exhibit 4.1 of Form 8-K dated March 25, 2011)

10.1	1993 Stock Plan, as amended (incorporated by reference from the Company's Proxy Statement dated October 1, 1996)

10.2	2000 Performance Equity Plan (incorporated by reference from Exhibit 10.11 of Registration Statement No. 333-43452)

10.3	Form of 2002 Indemnification Agreement for Directors and Officers (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended September 30, 2002)

10.4	Engineering Services Agreement, dated May 2, 2007, between Registrant and ITT Corporation (incorporated by reference from Exhibit 10.1 on Form 10-Q for the period ended June 30, 2007)

10.5	License Agreement, dated May 2, 2007, between Registrant and ITT Corporation (incorporated by reference from Exhibit 10.2 on Form 10-Q for the period ended June 30, 2007)

10.6
License and Engineering Service Agreement dated December 21, 2007 between Registrant and VIA-Telecom, Inc. (incorporated by reference from Exhibit 10.14 of Annual Report on Form 10-K for the period ended December 31, 2007)

Exhibit Number	Description

10.7	Employment Agreement between Registrant and Jeffrey Parker dated June 4, 2008 (incorporated by reference from Exhibit 10.1 on Form 8-K dated June 4, 2008)

10.8	Employment Agreement between Registrant and Cynthia Poehlman dated June 4, 2008 (incorporated by reference from Exhibit 10.2 on Form 8-K dated June 4, 2008)

10.9	Employment Agreement between Registrant and David Sorrells dated June 4, 2008 (incorporated by reference from Exhibit 10.3 on Form 8-K dated June 4, 2008)

10.10	Employment Agreement between Registrant and John Stuckey dated June 4, 2008 (incorporated by reference from Exhibit 10.4 on Form 8-K dated June 4, 2008)

10.11	Employment Agreement between Registrant and Gregory Rawlins dated June 4, 2008 (incorporated by reference from Exhibit 10.5 on Form 8-K dated June 4, 2008)

10.12	Form of Restricted Stock Unit Agreement between Registrant and Executives (incorporated by reference from Exhibit 10.6 on Form 8-K dated June 4, 2008)

10.13	Form of Performance Accelerated Restricted Stock Unit Agreement between Registrant and Executives (incorporated by reference from Exhibit 10.7 on Form 8-K dated June 4, 2008)

10.14	Product and Marketing Development Agreement dated December 4, 2008 between Registrant and LG Innotek Co., Ltd. (incorporated by reference from Exhibit 10.23 on Form 10-K/A dated December 31, 2008)

10.15	Form of Subscription Agreement between Registrant and Investors in Management Offering dated February 26, 2009 (incorporated by reference from Exhibit 10.1 on Form 8-K dated February 26, 2009)

10.16	Launch Agreement dated July 20, 2010 between Registrant and VIA-Telecom, Inc. (incorporated by reference from Exhibit 10.1 of Form 10-Q for the period ended September 30, 2010)

10.17
Form of Securities Purchase Agreement between Registrant and each of the investors in the November 2010 registered direct offering (incorporated by reference from Exhibit 10.1 of Form 8-K dated October 28, 2010)

10.18	Form of Stock Purchase Agreement between Registrant and certain clients of a large institutional adviser (incorporated by reference from Exhibit 10.1 on Form 8-K dated November 16, 2010)

Exhibit Number	Description
10.19
Form of Securities Purchase Agreement between Registrant and each of the investors in the March 2011 registered direct offering (incorporated by reference from Exhibit 10.1 of Form 8-K dated March 25, 2011)

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey Parker*

31.2	Rule 13a-14 and 15d-14 Certification of Cynthia Poehlman*

32.1	Section 1350 Certification of Jeffrey Parker and Cynthia Poehlman*

99.1	Earnings Press Release*

*	Filed herewith

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

Date:  March 31, 2011
PARKERVISION, INC.

By:	/s/ Jeffrey L. Parker
Jeffrey L. Parker
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Jeffrey L. Parker	Chief Executive Officer and	March 31, 2011
	Jeffrey L. Parker	Chairman of the Board (Principal
Executive Officer)

By:	/s/ Cynthia L. Poehlman	Chief Financial Officer (Principal	March 31, 2011
	Cynthia L. Poehlman	Accounting Officer) and Corporate
Secretary

By:	/s/ David F. Sorrells	Chief Technical Officer	March 31, 2011
	David F. Sorrells	and Director

By:	/s/ William A. Hightower	Director	March 31, 2011
William A. Hightower

By:	/s/ John Metcalf	Director	March 31, 2011
John Metcalf

By:	/s/ Robert G. Sterne	Director	March 31, 2011
Robert G. Sterne

By:	/s/ Nam P. Suh	Director	March 31, 2011
Nam P. Suh

By:	/s/ Papken S. der Torossian	Director	March 31, 2011
Papken S. der Torossian

SCHEDULE II

PARKERVISION, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

Valuation Allowance for Income Taxes	Balance at Beginning of Period	Provision	Write-Offs	Balance at End of Period

Year ended December 31, 2008	71,476,474	7,073,205	0	78,549,679
Year ended December 31, 2009	78,549,679	8,216,530	(1,793,511)	84,972,698
Year ended December 31, 2010	84,972,698	5,836,548	(2,004,618)	88,804,628

EXHIBIT INDEX

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker

31.2	Rule 13a-14 and 15d-14 Certification of Cynthia L. Poehlman

32.1	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. Poehlman

99.1	Earnings Press Release