Form 10-Q
period 2011-03-31
PARKERVISION INC
filed 2011-05-16
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer __	Accelerated filer __
Non-accelerated filer __ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No X.

As of May 9, 2011, 59,001,958 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

PARKERVISION, INC.

BALANCE SHEET

(UNAUDITED)

	March 31, 2011	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents	$4,362,784	$213,398
Available for sale securities	4,059,104	6,315,911
Prepaid expenses and other	420,060	553,976
Total current assets	8,841,948	7,083,285

PROPERTY AND EQUIPMENT, net	468,994	537,177

INTANGIBLE ASSETS, net	9,361,486	9,408,093

OTHER ASSETS, net	567,506	567,148
Total assets	$19,239,934	$17,595,703

CURRENT LIABILITIES:
Accounts payable	$344,939	$238,783
Accrued expenses:
Salaries and wages	365,030	306,037
Professional fees	329,091	190,574
Other accrued expenses	95,537	95,510
Deferred rent, current portion	97,705	118,456
Total current liabilities	1,232,302	949,360

LONG TERM LIABILITES
Capital lease, net of current portion	4,637	11,649
Deferred rent, net of current portion	70,666	42,986
Total long term liabilities	75,303	54,635
Total liabilities	1,307,605	1,003,995

COMMITMENTS AND CONTINGENCIES (Notes 8 and 11)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 59,001,958 and 52,752,036 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	590,019	527,520
Accumulated other comprehensive loss	(7,159)	(7,816)
Warrants outstanding	15,055,053	16,534,516
Additional paid-in capital	232,907,399	226,780,738
Accumulated deficit	(230,612,983)	(227,243,250)
Total shareholders' equity	17,932,329	16,591,708
Total liabilities and shareholders' equity	$19,239,934	$17,595,703

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Engineering services revenue	$-	$63,735
Cost of sales	-	46,401
Gross margin	-	17,334

Research and development expenses	1,937,721	2,304,323
Marketing and selling expenses	341,822	461,104
General and administrative expenses	1,107,981	1,204,718
Total operating expenses	3,387,524	3,970,145

Interest and other income	19,088	4,424
Interest expense	(1,297)	(2,404)
Total interest and other income	17,791	2,020

Net loss	(3,369,733)	(3,950,791)
Unrealized gain on available for sale securities	657	-
Comprehensive loss	$(3,369,076)	$(3,950,791)

Basic and diluted net loss per common share	$(0.06)	$(0.10)

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,369,733)	$(3,950,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	333,474	437,959
Share-based compensation	455,122	762,730
Realized loss on available for sale securities	4,114	-
Changes in operating assets and liabilities:
Accounts receivable	-	97,616
Prepaid expenses and other assets	133,558	117,068
Accounts payable and accrued expenses	302,826	24,822
Deferred rent	6,929	(30,302)
Deferred revenue	-	(50,733)
Total adjustments	1,236,023	1,359,160
Net cash used in operating activities	(2,133,710)	(2,591,631)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments available for sale	(21,650)	-
Proceeds from sale of investments	2,275,000	-
Payments for patent costs and other intangible assets	(198,656)	(200,012)
Purchases of property and equipment	(20,028)	(5,669)
Net cash provided by (used in) investing activities	2,034,666	(205,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in public or private offerings	4,149,325	-
Proceeds from exercise of options and warrants	105,250	-
Principal payments on capital lease obligation	(6,145)	(5,387)
Net cash provided by (used in) financing activities	4,248,430	(5,387)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,149,386	(2,802,699)

CASH AND CASH EQUIVALENTS, beginning of period	213,398	13,490,612

CASH AND CASH EQUIVALENTS, end of period	$4,362,784	$10,687,913

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business

ParkerVision, Inc. (“We”, the “Company”, or “ParkerVision”) is in the business of designing, developing and selling our proprietary radio frequency (“RF”) technologies and products for use in semiconductor circuits for wireless communication products.  We are primarily focused on the mobile handset market, but our technologies are applicable to other wireless communication products as well.

2.	Liquidity and Going Concern

Our financial statements were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.  These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should we be unable to continue as a going concern.

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products.  Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs incorporating our technologies and our ability to secure a reasonable share of the market through product offerings with our current customers and/or the addition of new customers.  Our revenue for 2011 will not be sufficient to cover our operational expenses for 2011, and we expect that our expected continued losses and use of cash will be funded from our cash, cash equivalents and available for sale securities of $8.4 million at March 31, 2011.  We believe these resources will not be sufficient to support our liquidity requirements through 2011 without further cost containment measures that, if implemented, may jeopardize our future growth plans.  These circumstances raise substantial doubt about our ability to continue as a going concern.

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

3.	Basis of Presentation

The accompanying unaudited financial statements for the period ended March 31, 2011 were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2010.

4.	Accounting Policies

There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2010.

5.	Statements of Cash Flows

We maintain key-man life insurance policies on two of our named executive officers.  For the three- month period ended March 31, 2011, we paid aggregate premiums on these policies totaling approximately $46,000 using annual policy dividends and a loan against one of the policies in the amount of approximately $16,000.  For the three months ended March 31, 2010, we paid premiums on these same policies totaling approximately $46,000 using annual policy dividends and a loan against one of the policies in the amount of approximately $15,000.

From time to time, we have issued equity awards in the form of options, restricted share units (“RSUs”), and restricted stock awards as compensation to our employees, outside consultants and non-executive directors.  In addition, from time to time, we have issued warrants to shareholders in connection with the sale of our equity securities (see Note 8).

6.	Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three months ended March 31, 2011 and 2010 are 52,896,765 and 41,172,657, respectively.  Options and warrants to purchase 9,721,602 and 5,367,719 shares of common stock were outstanding at March 31, 2011 and 2010, respectively.  In addition, unvested RSUs representing 270,213 and 427,045 shares of common stock were outstanding at March 31, 2011 and 2010, respectively.  These options, warrants and RSUs were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

7.	Intangible Assets

Intangible assets consist of the following:

	March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$16,873,060	$7,511,574	$9,361,486
Prepaid licensing fees	694,000	694,000	-
	$17,567,060	$8,205,574	$9,361,486

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$16,674,404	$7,266,311	$9,408,093
Prepaid licensing fees	694,000	694,000	-
	$17,368,404	$7,960,311	$9,408,093

8.	Accounting for Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2010.

The following table presents share-based compensation expense included in our statements of operations for the three months ended March 31, 2011 and 2010, respectively:

	Three months ended March 31,
	2011	2010
Research and development expense	$204,444	$327,423
Sales and marketing expense	52,393	86,027
General and administrative expense	198,285	349,280
Total share-based expense	$455,122	$762,730

As of March 31, 2011, there was $713,048 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of 0.56 years.

In connection with our March 30, 2011 offering, we issued warrants to purchase an aggregate of 807,412 shares of common stock (see Note 9).  These warrants were recorded at their relative fair value of approximately $417,000.

On September 8, 2010, we granted a stock option to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $0.82 per share to an outside consultant as compensation under a consulting agreement.  This option is for unregistered shares that have “piggy-back” registration rights on subsequent registration statements.  The option vests in equal monthly increments over the twelve month term of the agreement.   Upon ninety days’ notice, the consulting agreement may be terminated and any unvested portion of the option will be cancelled.   As of March 31, 2011, an aggregate of 75,000 option shares were vested.   The fair value of this option is estimated at each vesting date using the Black-Scholes option pricing model with an expected term equal to the remaining contractual life, expected volatility of 88.7% to 92.1%, and risk-free interest rates of 1.2% to 2.2%.  The fair value of this option is estimated at each interim reporting date during the option term using the Black-Scholes option pricing model.  For the three months ended March 31, 2011, we recognized approximately $11,000 in expense related to this option, which is included in the table of share-based compensation expense shown above.

9.	Stock Authorization and Issuance

We have filed two shelf registration statements with the SEC for purposes of providing flexibility to raise funds from the offering of various securities over a period of three years, subject to market conditions.   Securities offered under the shelf registration statements may be used to fund working capital, capital expenditures, vendor purchases, and other capital needs.  The first shelf registration statement was filed on January 5, 2009 (File No. 333-156571) and declared effective on January 20, 2009 for the offering of up to $25 million in securities.  The second shelf registration statement was filed on September 14, 2009 (File No. 333-161903) and was declared effective on September 30, 2009 for the offering of up to $50 million in securities.  To date, we have issued an aggregate of approximately $40 million in securities under these two shelf registration statements, including the offering discussed below.

On March 30, 2011, we completed the sale of an aggregate of 6,023,477 shares of our common stock and 807,412 warrants.  The offering consisted of 3,332,117 shares of our common stock at a price of $0.71 per share and 2,691,360 units, each consisting of one share of common stock and 0.3 of a warrant to purchase common stock, at a price of $0.81 per unit, to a limited number of institutional and other investors in a registered offering under the September 2009 Shelf.  The warrants are exercisable commencing September 30, 2011 at a price of $0.88 per share and expire on September 30, 2016.  The offering represented 10.2% of our outstanding common stock on an after-issued basis.  The aggregate net proceeds from this offering were approximately $4.1 million, after deduction of placement agent fees and other offering costs.

10.	Fair Value Measurements

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis include the following as of March 31, 2011 and December 31, 2010:

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011:
Cash and cash equivalents:
Money market funds	$3,873,000	$3,873,000	-	-

Available for sale securities:
Municipal bond mutual funds	$4,059,104	$4,059,104	-	-

	Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010:
Available for sale securities:
Municipal bond mutual funds	$6,315,911	$6,315,911	-	-

11.	Commitments and Contingencies

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This report contains forward-looking statements, including, in particular, the statements about our future plans, objectives, and expectations contained in this Item.  When used in this report and in future filings by the Company with the Securities and Exchange Commission (“SEC”), the words or phrases “will likely result”, “management expects”, “we expect”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected.  Examples of such risks and uncertainties include those relating to the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, and reliance on our intellectual property. We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Overview

We are in the business of designing, developing and selling our proprietary radio frequency (“RF”) technologies and devices for use in semiconductor circuits for wireless communication products.  Since 2005, we have generated no product or royalty revenue from our wireless RF technologies.  In the first quarter of 2011, we completed the testing, verification and acceptance process for our first RF product which interfaces directly with CDMA baseband processors built by our baseband partner, VIA Telecom Inc. (“VIA”), for use in 3G mobile applications.  We anticipate the receipt of initial orders for this product in the near future.

The following discussion should be read along with the unaudited condensed financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011, which provides a more thorough discussion of our products and services, industry outlook, and business trends.

Liquidity and Capital Resources

On March 30, 2011, we completed the sale of an aggregate of 3,332,117 shares of our common stock at a price of $0.71 per share and 2,691,360 units, each consisting of one share of common stock and 0.3 of a warrant to purchase common stock, at a price of $0.81 per unit, to a limited number of institutional and other investors in a registered offering under the September 2009 Shelf.   The aggregate net proceeds from this offering were approximately $4.1 million, after deduction of placement agent fees and other offering costs.

As of March 31, 2011, we had working capital of approximately $7.6 million which represented an increase of approximately $1.5 million from working capital at December 31, 2010.  The increase was due primarily to the proceeds from the March 30, 2011 sale of equity securities of approximately $4.1 million, offset by the use of approximately $2.1 million to fund operations and the investment of approximately $0.2 million in intellectual property filings.   Our use of cash for operations decreased approximately $0.46 million, or 18%, from the three months ended March 31, 2010 to the same period in 2011.  This decrease in use of cash is a result of the reduction in operating expenses and an increase in accounts payable and accrued expenses.

We had a $2.2 million increase in cash provided by investing activities from the three months ended March 31, 2010 to the same period in 2011.  This increase is the result of proceeds from the sale of investments in municipal bond mutual funds during the three months ended March 31, 2011.  We also had a $4.3 million increase in cash provided by financing activities from the three months ended March 31, 2010 to the same period in 2011.  This increase is the result of the $4.1 million in net proceeds from the March 30, 2011 offering of our equity securities and $0.1 million in proceeds from the exercise of warrants from our November 2010 equity offering.

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

We expect to begin generating revenue from the sale of our integrated circuits to VIA’s customers in 2011.  Our product revenue for 2011, however, will not be sufficient to cover our operational expenses for 2011, and we expect that our continued losses and use of cash will be funded from our cash, cash equivalents and available for sale securities of $8.4 million at March 31, 2011.  In addition, we expect that available working capital will be used for initial production start-up costs, including test programs and production tooling.  We currently have no significant commitments for capital expenditures.

We believe our current capital resources will not be sufficient to support our liquidity requirements through 2011.  Furthermore, we believe significant cost reduction measures would jeopardize our future growth plans, including our ability to support initial production of our products.  We may be able to meet future liquidity needs through the issuance of additional equity securities under our outstanding shelf registration statements or through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

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

Results of Operations for Each of the Three months Ended March 31, 2011 and 2010

Revenue and Gross Margin
We had no product or royalty revenue for the three months ended March 31, 2011 or 2010.

For the three months ended March 31, 2010, we recognized approximately $17,000, or 27%, in gross margin on approximately $64,000 in engineering services revenue for the completion of a fixed-price service contract with ITT Corporation (“ITT”).  The contract was for the purpose of incorporating our commercially developed d2p integrated circuits into a highly integrated transceiver for demonstration of device performance to one of ITT’s military customers.

Cost of sales for engineering services includes the direct labor costs, as well as overhead and other indirect costs including depreciation and allocated facilities costs.   Indirect costs are allocated to cost of sales on a direct labor hour basis.

Research and Development Expenses
Research and development expenses consist primarily of engineering and related management and support personnel costs; fees for outside engineering design services which we use from time to time to supplement our internal resources; amortization and depreciation expense related to our patents and other assets used in product development; prototype production and materials costs, which represent the fabrication and packaging costs for prototype integrated circuits, as well as the cost of supporting components for prototype board development; software licensing and support costs, which represent the annual licensing and support maintenance for engineering design and other software tools; and rent and other overhead costs for our engineering design facility.  Personnel costs include share-based compensation amounts which have been determined based on the grant date fair value of equity-based awards to our employees and then recorded to expense over the vesting period of the award.

Our research and development expenses decreased approximately $367,000, or 16%, during the three months ended March 31, 2011 when compared to the same period in 2010.   This decrease is primarily due to reduced personnel and related expenses, including share-based compensation, of approximately $237,000, reduced prototype fabrication and materials costs of approximately $251,000, and reduced amortization expense on third-party licenses of approximately $73,000.  These decreases are offset by an increase of approximately $223,000 in outside design services.

The decrease in personnel costs includes a reduction of approximately $123,000 in share-based compensation expense resulting from prior period awards which became fully vested in 2010 and a January 1, 2011 increase in the estimated forfeiture rate for non-executive employee awards based on historical experience, as evaluated at least annually.  The remaining decrease in personnel and related costs is a result of employee attrition during 2010.

We expect a significant percentage of our current working capital will be invested in our research and product development activities throughout 2011. However, these expenses will fluctuate on a quarter to quarter basis depending on the timing of various projects.

Marketing and Selling Expenses
Marketing and selling expenses consist primarily of personnel costs, including share-based compensation and travel costs.  Marketing and selling expenses decreased approximately $119,000, or 26%, during the three months ended March 31, 2011 when compared to the same period in 2010.  This decrease is primarily due to reductions in travel and trade show costs of approximately $59,000, a reduction in employee share-based compensation expense of approximately $34,000 resulting from prior period awards becoming fully vested in 2010, and a reduction in outside professional fees of approximately $23,000.   The reductions in trade show costs and outside professional fees were a direct result of cost containment measures implemented in 2010.

General and Administrative Expenses
General and administrative expenses consist primarily of executive, director, finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside professional services.  General and administrative expenses decreased approximately $97,000, or 8%, during the three months ended March 31, 2011 when compared to the same period in 2010.  This decrease is primarily due to a reduction in employee share-based compensation expense of approximately $151,000 resulting from prior period executive and non-employee awards becoming fully vested in 2010.  This decrease was offset by an increase in outside consulting and other professional fees of approximately $48,000.

Loss and Loss per Common Share
Our net loss decreased approximately $581,000, or 15%, during the three months ended March 31, 2011 when compared to the same period in 2010.  This decrease is a result of the $583,000, or 15%, decrease in operating expenses.

On a per share basis, our loss decreased $0.04 per share, or 40%, for the three months ended March 31, 2011 when compared to the same period in 2010.  This decrease is a result of the 15% decrease in operating expenses as well as a 28% increase in the weighted average shares outstanding for the period.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of March 31, 2011, we had outstanding warrants to purchase 6,372,324 shares of common stock that were issued in connection with the sale of equity securities in various public and private placement transactions in 2000, 2009, 2010, and 2011. These warrants have exercise prices ranging from $0.54 to $56.66 per share, with a weighted average exercise price of $8.09 and a weighted average remaining contractual life of approximately 3.99 years.  The estimated fair value of these warrants of $15,055,053 is included in shareholders’ equity in our balance sheets.

Critical Accounting Policies

There have been no changes in critical accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of March 31, 2011, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934).   Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2011.  There have been no changes in our internal control over financial that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

We are subject to legal proceedings and claims which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.  In addition to the information in this report, the risk factors disclosed in our Annual Report should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 5.  Other Information.

In accordance with and satisfaction of the requirements of Form 8-K, we include the following disclosure:

On May 16, 2011, we issued a press release announcing our results of operations and financial condition for the three-month period ended March 31, 2011.  The press release is attached hereto as Exhibit 99.1.

ITEM 6.  Exhibits

3.1	Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 of Registration Statement No. 33-70588-A)

3.2	Amendment to Amended Articles of Incorporation dated March 6, 2000 (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1999)

3.3	Bylaws, as amended (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 10, 2008)

4.1	Form of Warrant (incorporated by reference from Exhibit 4.1 of Form 8-K dated March 25, 2011)

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

ParkerVision, Inc.
Registrant

May 16, 2011	By: /s/ Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 16, 2011	By: /s/ Cynthia L. Poehlman
Cynthia L. Poehlman
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

31.1	Section 302 Certification of Jeffrey L. Parker, CEO

31.2	Section 302 Certification of Cynthia Poehlman, CFO

32.1	Section 906 Certification

99.1	Earnings Press Release