Form 10-Q
period 2011-06-30
PARKERVISION INC
filed 2011-08-15
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 1, 2011 59,250,010 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

PARKERVISION, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2011	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents	$252,041	$213,398
Available for sale securities	5,147,687	6,315,911
Prepaid expenses and other	340,478	553,976
Total current assets	5,740,206	7,083,285

PROPERTY AND EQUIPMENT, net	414,677	537,177

INTANGIBLE ASSETS, net	9,266,002	9,408,093

OTHER ASSETS, net	577,572	567,148
Total assets	$15,998,457	$17,595,703

CURRENT LIABILITIES:
Accounts payable	$315,856	$238,783
Accrued expenses: Salaries and wages	281,065	306,037
Professional fees	350,054	190,574
Other accrued expenses	31,250	95,510
Deferred rent, current portion	76,999	118,456
Total current liabilities	1,055,224	949,360

LONG TERM LIABILITES
Capital lease, net of current portion	0	11,649
Deferred rent, net of current portion	75,235	42,986
Total long term liabilities	75,235	54,635
Total liabilities	1,130,459	1,003,995

COMMITMENTS AND CONTINGENCIES (Notes 8 and 11)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 59,201,682 and 52,752,036 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	592,017	527,520
Accumulated other comprehensive gains (losses)	7,098	(7,816)
Warrants outstanding	15,055,053	16,534,516
Additional paid-in capital	233,364,204	226,780,738
Accumulated deficit	(234,150,374)	(227,243,250)
Total shareholders' equity	14,867,998	16,591,708
Total liabilities and shareholders' equity	$15,998,457	$17,595,703

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Engineering services revenue	$0	$0	$0	$63,735
Cost of sales	0	0	0	46,401
Gross margin	0	0	0	17,334

Research and development expenses	2,185,942	2,162,826	4,123,663	4,467,149
Marketing and selling expenses	337,748	441,658	679,570	902,762
General and administrative expenses	1,046,507	1,208,220	2,154,488	2,412,938
Total operating expenses	3,570,197	3,812,704	6,957,721	7,782,849

Interest and other income	33,776	24,713	52,864	29,137
Interest expense	(970)	(1,755)	(2,267)	(4,159)
Total interest and other income	32,806	22,958	50,597	24,978

Net loss	(3,537,391)	(3,789,746)	(6,907,124)	(7,740,537)

Unrealized gain on available for sale securities	14,257	0	14,914	0

Comprehensive loss	$(3,523,134)	$(3,789,746)	$(6,892,210)	$(7,740,537)

Basic and diluted net loss per common share	$(0.06)	$(0.09)	$(0.12)	$(0.19)

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,537,391)	$(3,789,746)	$(6,907,124)	$(7,740,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	336,095	435,070	669,569	873,029
Share-based compensation	558,293	801,166	1,013,415	1,563,896
Realized loss on available for sale securities	1,017	0	5,131	0
Changes in operating assets and liabilities:
Accounts receivable	0	3,689	0	101,305
Prepaid expenses and other assets	69,516	13,934	203,074	131,002
Accounts payable and accrued expenses	(154,658)	(234,614)	148,168	(209,792)
Deferred rent	(16,137)	8,892	(9,208)	(21,410)
Deferred revenue	0	0	0	(50,733)
Total adjustments	794,126	1,028,137	2,030,149	2,387,297
Net cash used in operating activities	(2,743,265)	(2,761,609)	(4,876,975)	(5,353,240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments available for sale	(3,375,343)	(8,024,924)	(3,396,993)	(8,024,924)
Proceeds from sale of investments	2,300,000	1,000,000	4,575,000	1,000,000
Payments for patent costs and other intangible assets	(154,012)	(180,828)	(352,668)	(380,840)
Purchases of property and equipment	(32,282)	(83,459)	(52,310)	(89,128)
Net cash (used in) provided by investing activities	(1,261,637)	(7,289,211)	773,029	(7,494,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in public and private offerings	(62,499)	0	4,086,826	0
Net proceeds from exercise of options and warrants	(36,991)	0	68,259	0
Principal payments on capital lease obligation	(6,351)	(5,566)	(12,496)	(10,953)
Net cash (used in) provided by financing activities	(105,841)	(5,566)	4,142,589	(10,953)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,110,743)	(10,056,386)	38,643	(12,859,085)

CASH AND CASH EQUIVALENTS, beginning of period	4,362,784	10,687,913	213,398	13,490,612

CASH AND CASH EQUIVALENTS, end of period	$252,041	$631,527	$252,041	$631,527

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

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products.  Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs incorporating our technologies and our ability to secure a reasonable share of the market through product offerings with our current customers and/or the addition of new customers.  Our revenue, if any, for 2011 will not be sufficient to cover our operational expenses for 2011, and we expect that our continued losses and use of cash will be funded from our cash, cash equivalents, and available for sale securities of $5.4 million at June 30, 2011.  We believe these resources will not be sufficient to support our liquidity requirements through 2011 without further cost containment measures that, if implemented, may jeopardize our future growth plans.  These circumstances raise substantial doubt about our ability to continue as a going concern.

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

The accompanying unaudited financial statements for the period ended June 30, 2011 were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2010.

4.	Accounting Policies

In June 2011, the Financial Accounting Standards Board ("FASB") issued guidance on the Presentation of Comprehensive Income. The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

In May 2011, the FASB issued guidance on fair value measurements, namely Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards. The amendments change the wording used to describe many of the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements on fair value measurements. Some of the amendments clarify the FASB's intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The U.S. guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

There have been no other changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2010.

5.	Statement of Cash Flows – Non-Cash Items

We maintain key-man life insurance policies on two of our named executive officers.  For the six months ended June 30, 2011, we paid aggregate premiums on these policies totaling approximately $46,000 using annual policy dividends and a loan against one of the policies in the amount of approximately $16,000.  For the six months ended June 30, 2010, we paid premiums on these same policies totaling approximately $46,000 using annual policy dividends and a loan against one of the policies in the amount of approximately $15,000.  The increase in cash surrender value of these policies, net of the premiums paid, is included in changes in prepaid expenses and other assets in the accompanying statements of cash flows.

From time to time, we have issued equity awards in the form of options, restricted share units (“RSUs”), and restricted stock awards as compensation to our employees, outside consultants and non-employee directors.  In addition, from time to time, we have issued warrants to shareholders in connection with the sale of our equity securities (see Note 8).

6.	Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three months ended June 30, 2011 and 2010 are 59,054,228 and 41,220,209, respectively.  The weighted average number of common shares outstanding for the six months ended June 30, 2011 and 2010 are 55,992,506 and 41,196,564, respectively.

Options and warrants to purchase 9,672,567 and 5,257,594 shares of common stock were outstanding at June 30, 2011 and 2010, respectively.  In addition, unvested RSUs, representing 22,915 and 394,831 shares of common stock, were outstanding at June 30, 2011 and 2010, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

7.	Intangible Assets

Intangible assets consist of the following:

	June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$17,027,072	$7,761,070	$9,266,002
Prepaid licensing fees	694,000	694,000	0
	$17,721,072	$8,455,070	$9,266,002

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$16,674,404	$7,266,311	$9,408,093
Prepaid licensing fees	694,000	694,000	0
	$17,368,404	$7,960,311	$9,408,093

8.	Share Based Compensation and Warrants

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2010.

The following table presents share-based compensation expense included in our statements of operations for the three and six months ended June 30, 2011 and 2010, respectively:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Research and development expense	$345,834	$305,268	$550,278	$632,691
Sales and marketing expense	41,682	169,483	94,075	255,510
General and administrative expense	170,777	326,415	369,062	675,695
Total share-based expense	$558,293	$801,166	$1,013,415	$1,563,896

During the six month period ended June 30, 2011, we granted options to purchase an aggregate of 157,200 shares of our common stock to non-executive employees as incentive compensation.  These options have exercise prices ranging from $0.58 to $0.74 per share, vest over a three-year period and expire seven years from the date of grant.  The aggregate grant date fair value of these awards, totaling approximately $65,600, will be recorded to share-based compensation expense over the requisite service period.

During the six month period ended June 30, 2011, we also had 277,087 RSUs that vested, including 192,090 RSUs that were awarded to named executive officers in 2008 in connection with employment agreements.

On May 16, 2011, we granted nonqualified stock options for the purchase of 115,465 shares of common stock to our non-employee directors.  These options, which had an aggregate grant date fair value of $62,500, were issued in lieu of annual board fees of an equal value.  The options have an exercise price of $0.75 per share, vest over the remainder of 2011, and expire seven years from the date of grant.  The fair value of the awards will be recorded to share-based compensation expense over the requisite service period.

As of June 30, 2011, we had $242,335 in unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of approximately one year.

In connection with our March 30, 2011 offering, we issued warrants to purchase an aggregate of 807,412 shares of common stock (see Note 9).  These warrants were recorded at their relative fair value of approximately $417,000.

On September 8, 2010, we granted a stock option to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $0.82 per share to an outside consultant as compensation under a consulting agreement.  This option is for unregistered shares that have “piggy-back” registration rights on subsequent registration statements and, as of June 30, 2011, this option was fully vested. The fair value of this option was estimated at each vesting date using the Black-Scholes option pricing model with an expected term equal to the remaining contractual life, expected volatility of 88.7% to 100.2%, and risk-free interest rates of 1.2% to 2.2%.  For the three and six months ended June 30, 2011, we recognized expense related to this option of approximately $11,400 and $22,000, respectively, which is included in the table of share-based compensation expense shown above.

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

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis include the following as of June 30, 2011 and December 31, 2010:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011:
Available for sale securities:
Municipal bond mutual funds	$5,147,687	$5,147,687	$0	$0
Total	$5,147,687	$5,147,687	$0	$0

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010
Available for sale securities:
Money market funds	$6,315,911	$6,315,911	$0	$0
Total	$6,315,911	$6,315,911	$0	$0

11.	Commitments and Contingencies

On July 20, 2011, we filed a complaint in the United States District Court of the Middle District of Florida against Qualcomm Incorporated (“Qualcomm”) seeking unspecified damages and injunctive relief for infringement of seven of our patents related to radio-frequency receivers and the down-conversion of electromagnetic signals.  Discovery in the case is ongoing and the Court has not set a trial date for the case.  At this time, we do not believe it is possible to estimate the outcome of the litigation.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This report contains forward-looking statements, including, in particular, the statements about our future plans, objectives, and expectations contained in this Item.  When used in this report and in future filings by the Company with the Securities and Exchange Commission (“SEC”), the words or phrases “will likely result”, “management expects”, “we expect”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties, including the risks and uncertainties described in this report and in our other reports filed under the Securities Exchange Act of 1934, as amended, that could cause actual results to differ materially from historical results and those presently anticipated or projected.  Examples of such risks and uncertainties include those relating to the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, and reliance on our intellectual property. We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Overview

The following discussion should be read along with the unaudited condensed financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011, which provides a more thorough discussion of our products and services, industry outlook, and business trends.

We are in the business of designing, developing and selling our proprietary radio frequency (“RF”) technologies and devices for use in semiconductor circuits for wireless communication products.  Since 2005, we have generated no product or royalty revenue from our wireless RF technologies.  In the first quarter of 2011, we completed a testing, verification and acceptance process for our first RF product which interfaces directly with CDMA baseband processors built by our baseband partner, VIA Telecom Inc. (“VIA”), for use in 3G mobile applications.  We anticipate the receipt of initial orders for this product in 2011.

Recent Developments

On July 20, 2011, we filed a complaint in the United States District Court of the Middle District of Florida against Qualcomm Incorporated (“Qualcomm”) seeking relief for infringement of seven of our patents related to radio-frequency receivers and the down-conversion of electromagnetic signals.  We are seeking unspecified monetary damages from Qualcomm as well as a permanent injunction barring the manufacture and sale of any infringing devices by Qualcomm.  Discovery in this case is in its infancy, and the Court has not set a trial date for the case.  At this time, we do not believe it is possible to predict the outcome of the litigation.

Liquidity and Capital Resources

On March 30, 2011, we completed the sale of an aggregate of 3,332,117 shares of our common stock at a price of $0.71 per share and 2,691,360 units, each consisting of one share of common stock and 0.3 of a warrant to purchase common stock, at a price of $0.81 per unit, to a limited number of institutional and other investors in a registered offering under our “shelf” registration statement (SEC File No. 333-161903), originally filed in September 2009.   The aggregate net proceeds from this offering were approximately $4.1 million, after deduction of placement agent fees and other offering costs.

As of June 30, 2011, we had working capital of approximately $4.7 million which represented a decrease of approximately $1.4 million from working capital at December 31, 2010.  The decrease was due primarily to the use of approximately $4.9 million to fund operations and the investment of approximately $0.4 million in intellectual property filings, offset by the proceeds from the March 30, 2011 sale of equity securities of approximately $4.1 million.   Our use of cash for operating activities decreased approximately $0.5 million, or 9%, for the six months ended June 30, 2011 when compared to the same period in 2010, primarily as a result of the timing of payments for accounts payable and other accrued expenses.

We had an $8.3 million increase in cash provided by investing activities for the six months ended June 30, 2011 when compared to the same period in 2010.  This increase is the result of reduced purchases and increased sales of available for sale securities during the six months ended June 30, 2011 compared to the same period in 2010.  We also had a $4.2 million increase in cash provided by financing activities for the six months ended June 30, 2011 when compared to the same period in 2010.  This increase is primarily the result of the receipt of $4.1 million in proceeds from the March 30, 2011 offering of our equity securities.

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

We expect to receive initial orders for the sale of our integrated circuits to VIA’s customers in 2011.  Any product revenue recognized for 2011, however, will not be sufficient to cover our operational expenses, and we expect that our continued losses and use of cash will be funded from our working capital, consisting of cash, cash equivalents and available for sale securities of $5.4 million at June 30, 2011.  In addition, we expect that available working capital will be used for initial production start-up costs, including test programs and production tooling.  Furthermore, we anticipate the use of available working capital to fund legal expenses related to our patent infringement litigation against Qualcomm.  We currently have no significant commitments for capital expenditures.

We believe our current capital resources will not be sufficient to support our liquidity requirements through 2011.  Furthermore, we believe significant cost reduction measures would jeopardize our future growth plans, including our ability to support initial production of our products.  We may be able to meet future liquidity needs through the issuance of additional equity securities under our outstanding shelf registration statements or through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.  We may also offset our future liquidity needs through contingency-based payment arrangements with legal counsel or others related to our patent litigation, although we have no such arrangements currently in place.

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

Results of Operations for Each of the Three and Six months Ended June 30, 2011 and 2010

Revenue and Gross Margin
We had no product or royalty revenue for the three and six months ended June 30, 2011 or 2010.  For the six months ended June 30, 2010, we recognized approximately $17,000, or 27%, in gross margin on approximately $64,000 in engineering services revenue for the completion of a fixed-price service contract with ITT Corporation (“ITT”).  The contract was for the purpose of incorporating our commercially developed d2p integrated circuits into a highly integrated transceiver for demonstration of device performance to one of ITT’s military customers.

Gross margin for engineering services is calculated as the excess of engineering services revenue over cost of sales.  Cost of sales for engineering services includes the direct labor costs, as well as overhead and other indirect costs including depreciation and allocated facilities costs.   Indirect costs are allocated to cost of sales on a direct labor hour basis.

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

Our research and development expenses increased approximately $23,000, or 1%, during the three months ended June 30, 2011 when compared to the same period in 2010.   This increase is primarily due to an increase in personnel travel expenses of approximately $55,000 and an increase in share-based compensation of approximately $41,000, offset by a decrease in amortization expense on third-party licenses of approximately $73,000.

Our research and development expenses decreased approximately $343,000, or 8%, during the six months ended June 30, 2011 when compared to the same period in 2010.   This decrease is primarily due to reduced prototype fabrication and materials costs of approximately $234,000, reduced depreciation and amortization expense of approximately $197,000, reduced personnel and related expenses, excluding share-based compensation, of approximately $112,000, and reduced share-based compensation of approximately $82,000.  These decreases are offset by an increase in outside consulting and design services of approximately $213,000 and an increase in personnel travel expenses of approximately $95,000.

The increase in personnel travel is primarily the result of increased domestic and international travel to provide technical support to VIA and potential customers for our CDMA-based product during 2011.  The reduction in prototype fabrication and materials costs is a result of reduced prototype runs of our integrated circuits at the IBM and TSMC foundries in 2011.  The decrease in amortization and depreciation expenses is a result of third-party licenses and capital equipment becoming fully amortized. Increases in consulting and outside design services are a result of timing of various projects related to readying products for production.

Our increase in share-based compensation for the three months ended June 30, 2011 is primarily the result of the true-up of estimated to actual forfeitures upon vesting of certain RSU awards in the second quarter of 2011.  For the six months ended June 30, 2011, the decrease in share-based compensation is primarily the result of prior period awards becoming fully vested in 2010 and 2011.  The decrease in other personnel costs is primarily a result of employee attrition in 2010.

We expect a significant percentage of our current working capital will be invested in our research and product development activities throughout 2011. However, these expenses will fluctuate on a quarter to quarter basis depending on the timing of various projects.

Marketing and Selling Expenses
Marketing and selling expenses consist primarily of marketing and sales personnel costs, including share-based compensation and travel costs, and outside professional fees.  Marketing and selling expenses decreased approximately $104,000, or 24%, during the three months ended June 30, 2011 when compared to the same period in 2010.  This decrease is primarily due to a reduction in employee share-based compensation expense of approximately $128,000, offset by an increase in travel expenses of approximately $30,000.

Marketing and selling expenses decreased approximately $223,000, or 25%, during the six months ended June 30, 2011 when compared to the same period in 2010.  This decrease is primarily due a reduction in employee share-based compensation expense of approximately $161,000 and a reduction in outside professional fees of approximately $43,000.

The decrease in share-based compensation expense for the three and six month periods is primarily the result of prior period awards becoming fully vested in 2010.  The increase in travel expenses for the three month period ended June 30, 2011 is a result of increased international travel.   The reduction in outside professional fees for the six months ended June 30, 2011 is a result of elimination of non-essential contracts.

General and Administrative Expenses
General and administrative expenses consist primarily of executive, director, finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside professional services.

General and administrative expenses decreased approximately $162,000, or 13%, during the three months ended June 30, 2011 when compared to the same period in 2010.  This decrease is primarily due to a reduction in employee share-based compensation expense of approximately $156,000.

General and administrative expenses decreased approximately $258,000, or 11%, during the six months ended June 30, 2011 when compared to the same period in 2010.  This decrease is primarily due to a reduction in employee share-based compensation expense of approximately $307,000 and a decrease of approximately $43,000 in fees paid to our non-employee directors.  These decreases were offset by an increase in outside consulting and other professional fees of approximately $48,000.

The reduction in share-based compensation for the three and six month periods ended June 30, 2010 was primarily the result of  prior period awards becoming fully vested in 2010.   The decrease in fees paid to our non-employee directors is the result of our non-employee directors’ waiver of a portion of their 2011 cash fees in favor of equity compensation with an equal value for 2011.  The value of the equity compensation received by our directors, in the form of non-qualified stock options, is included in share-based compensation expense.

Net Loss and Net Loss per Common Share
Our net loss decreased approximately $252,000, or 7%, during the three months ended June 30, 2011 when compared to the same period in 2010.  This decrease is a result of the $243,000, or 6%, decrease in operating expenses.  On a per share basis, our loss decreased $0.03 per common share, or 33%, for the three months ended June 30, 2011 when compared to the same period in 2010.  This decrease is a result of the 6% decrease in operating expenses as well as a 43% increase in the weighted average shares outstanding for the period.

For the six months ended June 30, 2011, our net loss decreased approximately $833,000 or 11%, when compared to the same period in 2010.  This decrease is a result of the $825,000, or 11%, decrease in operating expenses. On a per share basis, our loss decreased $0.07 per common share, or 37%, for the six months ended June 30, 2011 when compared to the same period in 2010.  This decrease is a result of the 11% decrease in operating expenses as well as a 36% increase in the weighted average shares outstanding for the period.

Off-Balance Sheet Transactions, Arrangements and Other Relationships
As of June 30, 2011, we had outstanding warrants to purchase 6,372,324 shares of common stock that were issued in connection with the sale of equity securities in various public and private placement transactions in 2000, 2009, 2010, and 2011. These warrants have exercise prices ranging from $0.54 to $56.66 per share, with a weighted average exercise price of $8.09 and a weighted average remaining contractual life of approximately 3.74 years.  The estimated fair value of these warrants of $15,055,053 is included in shareholders’ equity in our balance sheets.

Critical Accounting Policies
There have been no changes in critical accounting policies from those stated in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of June 30, 2011, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934).   Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

A description of our patent infringement litigation against Qualcomm is included in Note 11 to our condensed financial statements, which description is incorporated herein by reference.  In addition, we are subject to legal proceedings and claims which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A.  Risk Factors.
Except as set forth below, there have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.  In addition to the information in this report, the risk factors disclosed in our Annual Report should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.

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

On July 20, 2011, we filed a complaint in the United States District Court of the Middle District of Florida against Qualcomm Incorporated seeking unspecified damages and injunctive relief for infringement of seven of our patents related to radio-frequency receivers and the down-conversion of electromagnetic signals.  The Court has not set a trial date for the case.  At this time, we do not believe it is possible to predict the outcome of the litigation.  We could incur significant costs in this litigation and there can be no assurance that any damages will cover our costs or that we will prevail at all.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 5.  Other Information.

In accordance with and satisfaction of the requirements of Item 2.02 of Form 8-K, we include the following disclosure:

On August 15, 2011, we issued a press release announcing our results of operations and financial condition for the three and six months ended June 30, 2011.  The press release is attached hereto as Exhibit 99.1.

ITEM 6.  Exhibits

3.1	Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 of Registration Statement No. 33-70588-A)
3.2	Amendment to Amended Articles of Incorporation dated March 6, 2000 (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1999)
3.3	Bylaws, as amended (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 10, 2008)
31.1	Section 302 Certification of Jeffrey L. Parker, CEO*
31.2	Section 302 Certification of Cynthia Poehlman, CFO*
32.1	Section 906 Certification*
99.1	Earnings Press Release*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.
Registrant

August 15, 2011	By: /s/ Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 15, 2011	By: /s/ Cynthia L. Poehlman
Cynthia L. Poehlman
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

31.1	Section 302 Certification of Jeffrey L. Parker, CEO
31.2	Section 302 Certification of Cynthia Poehlman, CFO
32.1	Section 906 Certification
99.1	Earnings Press Release
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase