Form 10-Q
period 2011-09-30
PARKERVISION INC
filed 2011-11-14
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, 67,269,581 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

PARKERVISION, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2011	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents	$371,059	$213,398
Available for sale securities	8,465,842	6,315,911
Prepaid expenses and other	362,009	553,976
Total current assets	9,198,910	7,083,285

PROPERTY AND EQUIPMENT, net	372,814	537,177

INTANGIBLE ASSETS, net	9,134,559	9,408,093

OTHER ASSETS, net	577,889	567,148
Total assets	$19,284,172	$17,595,703

CURRENT LIABILITIES:
Accounts payable	$516,359	$238,783
Accrued expenses:
Salaries and wages	408,947	306,037
Professional fees	329,032	190,574
Other accrued expenses	70,838	95,510
Deferred rent, current portion	47,338	118,456
Total current liabilities	1,372,514	949,360

LONG TERM LIABILITES
Capital lease, net of current portion	0	11,649
Deferred rent, net of current portion	64,928	42,986
Total long term liabilities	64,928	54,635
Total liabilities	1,437,442	1,003,995

COMMITMENTS AND CONTINGENCIES (Notes 8 and 11)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 67,257,081 and 52,752,036 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	672,571	527,520
Accumulated other comprehensive gains (losses)	5,045	(7,816)
Warrants outstanding	14,992,759	16,534,516
Additional paid-in capital	240,080,756	226,780,738
Accumulated deficit	(237,904,401)	(227,243,250)
Total shareholders' equity	17,846,730	16,591,708
Total liabilities and shareholders' equity	$19,284,172	$17,595,703

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSSES

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Engineering services revenue	$0	$0	$0	$63,735
Cost of sales	0	0	0	46,401
Gross margin	0	0	0	17,334

Research and development expenses	2,238,872	2,416,216	6,362,535	6,883,365
Marketing and selling expenses	338,529	424,779	1,018,099	1,327,541
General and administrative expenses	1,196,078	1,157,238	3,350,566	3,570,176
Total operating expenses	3,773,479	3,998,233	10,731,200	11,781,082

Interest and other income	20,209	23,137	73,073	52,274
Interest expense	(757)	(1,568)	(3,024)	(5,727)
Total interest and other income	19,452	21,569	70,049	46,547

Net loss	(3,754,027)	(3,976,664)	(10,661,151)	(11,717,201)

Unrealized (loss) gain on available for sale securities	(2,053)	11,505	12,861	11,505
Comprehensive loss	$(3,756,080)	$(3,965,159)	$(10,648,290)	$(11,705,696)

Basic and diluted net loss per common share	$(0.06)	$(0.10)	$(0.19)	$(0.28)

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,754,027)	$(3,976,664)	$(10,661,151)	$(11,717,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	336,143	428,719	1,005,712	1,301,748
Share-based compensation	133,768	696,762	1,147,183	2,260,658
Loss on disposal of assets	0	37,158	0	37,158
Realized (gain) loss on available for sale securities	(2,053)	0	3,078	0
Changes in operating assets and liabilities:
Accounts receivable	0	0	0	101,305
Prepaid expenses and other assets	(21,848)	120,398	181,226	251,400
Accounts payable and accrued expenses	353,515	202,024	501,683	(7,768)
Deferred rent	(39,968)	(13,513)	(49,176)	(34,923)
Deferred revenue	0	0	0	(50,733)
Total adjustments	759,557	1,471,548	2,789,706	3,858,845
Net cash used in operating activities	(2,994,470)	(2,505,116)	(7,871,445)	(7,858,356)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments available for sale	(6,018,155)	(21,596)	(9,415,148)	(8,046,520)
Proceeds from sale of investments	2,700,000	2,500,000	7,275,000	3,500,000
Payments for patent costs and other intangible assets	(122,751)	(134,562)	(475,419)	(515,402)
Purchases of property and equipment	(40,086)	(12,157)	(92,396)	(101,285)
Net cash (used in) provided by investing activities	(3,480,992)	2,331,685	(2,707,963)	(5,163,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in public and private offerings	6,469,928	0	10,556,754	0
Net proceeds from exercise of options and warrants	131,116	0	199,375	0
Principal payments on capital lease obligation	(6,564)	(5,752)	(19,060)	(16,705)
Net cash provided by (used in) financing activities	6,594,480	(5,752)	10,737,069	(16,705)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	119,018	(179,183)	157,661	(13,038,268)

CASH AND CASH EQUIVALENTS, beginning of period	252,041	631,527	213,398	13,490,612

CASH AND CASH EQUIVALENTS, end of period	$371,059	$452,344	$371,059	$452,344

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

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products.  Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs incorporating our technologies and our ability to secure a reasonable share of the market through product offerings with our current customers and/or the addition of new customers.  Our revenue, if any, for 2011, will not be sufficient to cover our operational expenses for 2011.  We expect that our continued losses and use of cash will be funded from our cash, cash equivalents, and available for sale securities of $8.8 million at September 30, 2011.  We believe these resources will be sufficient to support our liquidity requirements through 2011; however, these resources will not be sufficient to support our liquidity requirements for the next twelve months without further cost containment measures that, if implemented, may jeopardize our future growth plans.  These circumstances raise substantial doubt about our ability to continue as a going concern.

We believe we may be able to meet future liquidity needs through the issuance of equity securities under our outstanding shelf registration statements or in private placements or through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

We operate in a highly competitive industry with rapidly changing and evolving technologies.  Many of our potential competitors have substantially greater financial, technical and other resources.  We have made significant investments in developing our technologies and products, the returns on which are dependent upon the generation of future revenues for realization. The long-term continuation of our business plan beyond 2011 is dependent upon the generation of sufficient revenues from our technologies and products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private financing and/or further reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or further reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

3.	Basis of Presentation

The accompanying unaudited financial statements for the period ended September 30, 2011 were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These interim financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2010.

4.	Accounting Policies

In June 2011, the Financial Accounting Standards Board ("FASB") issued guidance on the Presentation of Comprehensive Income. The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on our financial statements.

In May 2011, the FASB issued guidance on fair value measurements, namely Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements on fair value measurements. Some of the amendments clarify the FASB's intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The U.S. guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on our financial statements.

There have been no other changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2010.

5.	Statement of Cash Flows – Non-Cash Items

We maintain key-man life insurance policies on two of our named executive officers.  For the nine months ended September 30, 2011, we paid aggregate premiums on these policies totaling approximately $46,000 using annual policy dividends and a loan against one of the policies in the amount of approximately $16,000.  For the nine months ended September 30, 2010, we paid premiums on these same policies totaling approximately $46,000 using annual policy dividends and a loan against one of the policies in the amount of approximately $15,000.  The increase in cash surrender value of these policies, net of the premiums paid, is included in changes in prepaid expenses and other assets in the accompanying statements of cash flows.

From time to time, we have issued equity awards in the form of options, restricted share units (“RSUs”), and restricted stock awards as compensation to our employees, outside consultants and non-employee directors.  In addition, from time to time, we have issued warrants to shareholders in connection with the sale of our equity securities (see Note 8).

6.	Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three months ended September 30, 2011 and 2010 are 60,680,921 and 41,275,217, respectively.  The weighted average number of common shares outstanding for the nine months ended September 30, 2011 and 2010 are 57,572,485 and 41,223,070, respectively.

Options and warrants to purchase 9,553,083 and 5,290,094 shares of common stock were outstanding at September 30, 2011 and 2010, respectively.  In addition, unvested RSUs, representing 12,500 and 347,617 shares of common stock were outstanding at September 30, 2011 and 2010, respectively.  These options, warrants and RSUs were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

7.	Intangible Assets

Intangible assets consist of the following:

	September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$17,149,823	$8,015,264	$9,134,559
Prepaid licensing fees	694,000	694,000	0
	$17,843,823	$8,709,264	$9,134,559

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$16,674,404	$7,266,311	$9,408,093
Prepaid licensing fees	694,000	694,000	0
	$17,368,404	$7,960,311	$9,408,093

Amortization expense for the three months ended September 30, 2011 and 2010 was $254,194 and $327,118, respectively.   Amortization expense for the nine months ended September 30, 2011 and 2010 was $748,953 and $967,211, respectively.

8.	Share Based Compensation and Warrants

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation, from those stated in our Annual Report on Form 10-K for the year ended December 31, 2010.

The following table presents share-based compensation expense included in our statements of operations for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Research and development expense	$67,621	$292,876	$617,899	$925,567
Sales and marketing expense	10,256	125,206	104,331	380,716
General and administrative expense	55,891	278,680	424,953	954,375
Total share-based expense	$133,768	$696,762	$1,147,183	$2,260,658

During the nine month period ended September 30, 2011, we granted options to purchase an aggregate of 210,200 shares of our common stock to non-executive employees as incentive compensation.  These options have exercise prices ranging from $0.58 to $1.18 per share, vest over a three-year period and expire seven years from the date of grant.  The aggregate grant date fair value of these awards, totaling approximately $109,300, will be recorded to share-based compensation expense over the requisite service period.

During the nine month period ended September 30, 2011, we also had 287,502 RSUs that vested, including 192,090 RSUs that were awarded to named executive officers in 2008 in connection with employment agreements.

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

As of September 30, 2011, we had approximately $166,000 in unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of approximately 1.6 years.

On September 8, 2010, we granted a stock option to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $0.82 per share to an outside consultant as compensation under a consulting agreement.  This option is for unregistered shares that have “piggy-back” registration rights on subsequent registration statements and, as of June 30, 2011, this option was fully vested. The fair value of this option was estimated at each interim reporting date during the option term using the Black-Scholes option pricing model with an expected term equal to the remaining contractual life, expected volatility of 88.7% to 100.2%, and risk-free interest rates of 1.2% to 2.2%.  For the nine months ended September 30, 2011, we recognized expense related to this option of approximately $22,000, which is included in the table of share-based compensation expense shown above.

On August 18, 2011, we granted a second stock option for the purchase an aggregate of 100,000 shares of our common stock at an exercise price of $0.89 per share to this same consultant upon renewal of the consulting agreement.  This option is for unregistered shares that have “piggy-back” registration rights on subsequent registration statements. The option vests over the twelve month term of the consulting agreement.   Upon ninety days’ notice, the consulting agreement may be terminated

and any unvested portion of the option will be cancelled.   As of September 30, 2011, an aggregate of 25,000 option shares were vested.  The fair value of this option is estimated at each interim reporting date during the option term using the Black-Scholes option pricing model with an expected term equal to the remaining contractual life, expected volatility of 95.1%, and risk-free interest rates of 0.9% to 1.0%.  For the three and nine months ended September 30, 2011, we recognized approximately $16,000 in expense related to this option, which is included in the table of share-based compensation expense shown above.

In connection with our March 30, 2011 offering, we issued warrants to purchase an aggregate of 807,412 shares of common stock (see Note 9).  These warrants were recorded at their relative fair value of approximately $417,000.

We adopted a new long-term equity incentive plan in September 2011 (the “2011 Plan”).   The 2011 Plan provides for the grant of stock-based awards to employees, directors, officers and consultants, not to exceed 5,000,000 shares of our common stock.  The 2011 Plan provides for benefits in the form of stock options, stock appreciation rights, restricted stock and other stock-based awards.  On October 17, 2011, we awarded an aggregate of 2,250,000 stock options to our named executive officers and one other senior management employee.  These options have an exercise price of $0.89 per share, vest in quarterly installments over a three year period, and expire seven years from the date of grant.  These options have an aggregate grant date fair value of approximately $1.5 million which will be recognized as stock compensation expense over the three year service period of the awards.

9.	Stock Authorization and Issuance

We have filed two shelf registration statements with the SEC for purposes of providing flexibility to raise funds from the offering of various securities over a period of three years, subject to market conditions.   Securities offered under the shelf registration statements may be used to fund working capital, capital expenditures, vendor purchases, and other capital needs.  The first shelf registration statement was filed on January 5, 2009 (File No. 333-156571) and declared effective on January 20, 2009 for the offering of up to $25 million in securities.  The second shelf registration statement (the “September 2009 Shelf”) was filed on September 14, 2009 (File No. 333-161903) and was declared effective on September 30, 2009 for the offering of up to $50 million in securities.  To date, we have issued an aggregate of approximately $47 million in securities under these two shelf registration statements, including the offerings discussed below.

On September 14, 2011, we completed the sale of an aggregate of 7,800,000 shares of our common stock, at a price of $0.88 per share, to two institutional investors in a registered offering under the September 2009 Shelf.  The offering represented 11.6% of our outstanding common stock on an after-issued basis.  The aggregate net proceeds from this offering were approximately $6.5 million, after deduction of placement agent fees and other offering costs.

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

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis include the following as of September 30, 2011 and December 31, 2010:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011:
Cash and cash equivalents:
Money market funds	$88,192	$88,192	$0	$0

Available for sale securities:
Municipal bond mutual funds	8,465,842	8,465,842	0	0
Total	$8,554,034	$8,554,034	$0	$0

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010
Available for sale securities:
Municipal bond mutual funds	$6,315,911	$6,315,911	$0	$0
Total	$6,315,911	$6,315,911	$0	$0

11.	Commitments and Contingencies

On July 20, 2011, we filed a complaint in the United States District Court of the Middle District of Florida against Qualcomm Incorporated (“Qualcomm”) seeking unspecified damages and injunctive relief for infringement of seven of our patents related to radio-frequency receivers and the down-conversion of electromagnetic signals (the “Complaint”).  On September 16, 2011, Qualcomm filed its Answer and Counterclaim to our Complaint (the “Counterclaim”) in which Qualcomm denies infringement and alleges invalidity and unenforceability of each of the seven patents.  Qualcomm also named the law firm of Sterne, Kessler, Goldstein & Fox PLLC (“SKGF”) as a co-defendant in its Counterclaim and further alleged that we aided and abetted SKGF in its alleged breach of fiduciary duty to Qualcomm and tortiously interfered with Qualcomm’s contractual relationship with SKGF.  On November 7, 2011, we filed a motion to dismiss nine counts of Qualcomm’s Counterclaim and a motion to strike certain of Qualcomm’s affirmative defenses.  SKGF also filed a motion to dismiss Qualcomm’s claims against them on November 7, 2011.  Discovery in the case has not yet commenced and the Court has not set a trial date for the case.  At this time, we do not believe it is possible to predict the outcome of these proceedings.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This report contains forward-looking statements, including, in particular, the statements about our future plans, objectives, and expectations contained in this Item.  When used in this report and in future filings by the Company with the Securities and Exchange Commission (“SEC”), the words or phrases “will likely result”, “management expects”, “we expect”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties, including the risks and uncertainties described in this report and in our other reports filed under the Securities Exchange Act of 1934, as amended, that could cause actual results to differ materially from historical results and those presently anticipated or projected.  Examples of such risks and uncertainties include those relating to the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, and reliance on our intellectual property. We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview

The following discussion should be read along with the unaudited condensed financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011, which provides a more thorough discussion of our products and services, industry outlook, and business trends.

We are in the business of designing, developing and selling our proprietary RF technologies and devices for use in semiconductor circuits for wireless communication products.  Since 2005, we have generated no product or royalty revenue from our wireless RF technologies.  In the first quarter of 2011, we completed a testing, verification and acceptance process for our first RF product which interfaces directly with CDMA baseband processors built by our baseband partner, VIA Telecom Inc. (“VIA”), for use in 3G mobile applications.  We are currently working with VIA and one of their OEM customers on the completion and testing of a mobile handset design which incorporates our RF product and that we believe will result in initial orders for this product.

Recent Developments

On July 20, 2011, we filed a complaint in the United States District Court of the Middle District of Florida against Qualcomm Incorporated (“Qualcomm”) seeking unspecified damages and injunctive relief for infringement of seven of our patents related to radio-frequency receivers and the down-conversion of electromagnetic signals (the “Complaint”).  On September 16, 2011, Qualcomm filed its Answer and Counterclaim to our Complaint (the “Counterclaim”) in which Qualcomm denies infringement and alleges invalidity and unenforceability of each of the seven patents.  Qualcomm also named the law firm of Sterne, Kessler, Goldstein & Fox PLLC (“SKGF”) as a co-defendant in its Counterclaim and further alleged that we aided and abetted SKGF in its alleged breach of fiduciary duty to Qualcomm and tortiously interfered with Qualcomm’s contractual relationship with SKGF.  On November 7, 2011, we filed a motion to dismiss nine counts of Qualcomm’s Counterclaim and a motion to strike certain of

Qualcomm’s affirmative defenses.  SKGF also filed a motion to dismiss Qualcomm’s claims against them on November 7, 2011.  Discovery in the case has not yet commenced and the Court has not set a trial date for the case.  At this time, we do not believe it is possible to predict the outcome of these proceedings.

Liquidity and Capital Resources

On September 14, 2011, we completed the sale of an aggregate of 7,800,000 shares of our common stock, at a price of $0.88 per share, to two institutional investors in a registered offering under our shelf registration statement filed on September 14, 2009 (File No. 333-161903) (the “September 2009 Shelf”).  The aggregate net proceeds from this offering were approximately $6.5 million, after deduction of placement agent fees and other offering costs.

On March 30, 2011, we completed the sale of an aggregate of 3,332,117 shares of our common stock at a price of $0.71 per share and 2,691,360 units, each consisting of one share of common stock and 0.3 of a warrant to purchase common stock, at a price of $0.81 per unit, to a limited number of institutional and other investors in a registered offering under our September 2009 Shelf.   The aggregate net proceeds from this offering were approximately $4.1 million, after deduction of placement agent fees and other offering costs.

As of September 30, 2011, we had working capital of approximately $7.8 million which represented an increase of approximately $1.7 million from working capital at December 31, 2010.  The increase was primarily a result of proceeds from the sale of equity securities in 2011 of approximately $10.6 million, offset by the use of approximately $7.9 million to fund operations and the investment of approximately $0.5 million in intellectual property filings.

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

We expect to receive initial orders for our RF products in 2011; however, we do not anticipate that these orders will generate product revenue until 2012.  We expect that our continued losses and use of cash will be funded from our working capital, consisting of cash, cash equivalents and available for sale securities of $8.8 million at September 30, 2011.  In addition, we expect that available working capital will be used for production tooling and other initial production start-up costs.   Furthermore, we anticipate using available working capital to fund a portion of the legal expenses incurred in our patent infringement litigation against Qualcomm.  The remaining legal expenses incurred will be funded by one of our litigators in exchange for a contingent fee which is determined as a percentage of any litigation proceeds as defined by our legal retention agreement.  We currently have no significant commitments for capital expenditures.

We believe our current capital resources are sufficient to support our liquidity requirements through 2011; however, these resources will not be sufficient to support our liquidity requirements for the next twelve months without further cost containment measures that, if implemented, may jeopardize our future growth plans.  We may be able to meet future liquidity needs through the issuance of additional equity securities under our outstanding shelf registration statements or in private placements or through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

The long-term continuation of our business plan beyond 2011 is dependent upon the generation of sufficient revenues from our technologies and products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through financings and/or further reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or further reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

Results of Operations for Each of the Three and Nine months Ended September 30, 2011 and 2010

Revenue and Gross Margin
We had no product or royalty revenue for the three or nine month periods ended September 30, 2011.  For the nine months ended September 30, 2010, we recognized approximately $17,000, or 27%, in gross margin on approximately $64,000 in engineering services revenue for the completion of a fixed-price service contract with ITT Corporation (“ITT”).  The contract was for the purpose of incorporating our commercially developed d2p integrated circuits into a highly integrated transceiver for demonstration of device performance to one of ITT’s military customers.

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

Our research and development expenses decreased approximately $177,000, or 7%, during the three months ended September 30, 2011 when compared to the same period in 2010.   This decrease is primarily due to decreases in share-based compensation of approximately $225,000 depreciation and amortization expense of approximately $90,000, and prototype costs of approximately $87,000, offset by increases in outside engineering services of approximately $178,000.

Our research and development expenses decreased approximately $521,000, or 8%, during the nine months ended September 30, 2011 when compared to the same period in 2010.   This decrease is primarily due to decreases in share-based compensation of approximately $308,000 depreciation and amortization expense of approximately $287,000, prototype costs of approximately $321,000, and personnel costs of approximately $76,000, offset by increases in outside engineering services of approximately $391,000 and personnel travel expenses of approximately $113,000.

The decrease in share-based compensation for the three and nine month periods is primarily the result of executive and other employee awards from prior periods becoming fully vested in 2010 and 2011.   The decrease in depreciation and amortization expense for the three and nine month periods is primarily the result of decreased amortization on third-party licenses related to prototype designs.   The decrease in prototype fabrication and materials costs is a result of reduced prototype runs of our integrated circuits at the IBM and TSMC foundries in 2011 as we focused our resources on implementing our integrated circuits into designs for VIA customers.  The decrease in personnel costs from 2010 to 2011 is primarily a result of employee attrition in 2010, partially offset by recruiting and other new employee costs in 2011.

Increases in outside engineering services are a result of timing of various projects related to supporting mobile handset designs by VIA customers and readying products for production.  The increase in personnel travel is primarily the result of increased domestic and international travel to provide technical support to VIA and potential customers for our CDMA-based product during 2011.

We expect to continue to invest a significant percentage of our current working capital in our research and product development activities in future periods. However, these expenses will fluctuate on a quarter to quarter basis depending on the timing of various projects.

Marketing and Selling Expenses
Marketing and selling expenses consist primarily of marketing and sales personnel costs, including share-based compensation and travel costs, and outside professional fees.  Marketing and selling expenses decreased approximately $86,000, or 20%, during the three months ended September 30, 2011 when compared to the same period in 2010.  This decrease is primarily due to a reduction in employee share-based compensation expense of approximately $115,000, offset by an increase in outside professional fees of approximately $32,000.

Marketing and selling expenses decreased approximately $309,000, or 23%, during the nine months ended September 30, 2011 when compared to the same period in 2010.  This decrease is primarily due a reduction in employee share-based compensation expense of approximately $276,000.

The decrease in share-based compensation expense for the three and nine month periods is the result of prior period awards becoming fully vested in 2010 and 2011.  The increase in outside professional fees for the three month period ended September 30, 2011 is a result of outsourced support for a VIA customer in Asia.

General and Administrative Expenses
General and administrative expenses consist primarily of executive, director, finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside professional services.

General and administrative expenses increased approximately $39,000, or 3%, during the three months ended September 30, 2011 when compared to the same period in 2010.  This increase is primarily due to increases in outside professional fees of approximately $279,000, offset by decreases in employee share-based compensation expense of approximately $223,000 and decreases in cash fees and expenses paid to our non-employee directors of approximately $31,000.

General and administrative expenses decreased approximately $220,000, or 6%, during the nine months ended September 30, 2011 when compared to the same period in 2010.  This decrease is primarily due to a reduction in employee share-based compensation expense of approximately $529,000 and a decrease in cash fees and expenses paid to our non-employee directors of approximately $74,000, offset by increases in outside professional fees of approximately $368,000.

The decrease in share-based compensation for the three and nine month periods ended September 30, 2011 was primarily the result of  prior period executive awards becoming fully vested in 2010 and 2011.  This decrease was partially offset by an increase in equity compensation related to non-employee directors.  Our non-employee directors waived a portion of their 2011 cash fees in favor of equity compensation, in the form of non-qualified stock options, with an equal value.  The increase in outside professional fees for the three and nine month periods is primarily a result of legal and other expert professional services related to our patent litigation against Qualcomm.

Net Loss and Net Loss per Common Share
Our net loss decreased approximately $223,000, or 6%, during the three months ended September 30, 2011 when compared to the same period in 2010.  This decrease is a result of the $225,000, or 6%, decrease in operating expenses.  On a per share basis, our loss decreased $0.04 per common share, or 40%, for the three months ended September 30, 2011 when compared to the same period in 2010.  This decrease is a result of the 6% decrease in operating expenses as well as a 47% increase in the weighted average shares outstanding for the period.

For the nine months ended September 30, 2011, our net loss decreased approximately $1,056,000 or 9%, when compared to the same period in 2010.  This decrease is a result of the $1,050,000, or 9%, decrease in operating expenses. On a per share basis, our loss decreased $0.09 per common share, or 32%, for the nine months ended September 30, 2011 when compared to the same period in 2010.  This decrease is a result of the 9% decrease in operating expenses as well as a 40% increase in the weighted average shares outstanding for the period.

Off-Balance Sheet Transactions, Arrangements and Other Relationships
As of September 30, 2011, we had outstanding warrants to purchase 6,127,340 shares of common stock that were issued in connection with the sale of equity securities in various public and private placement transactions in 2000, 2009, 2010, and 2011. These warrants have exercise prices ranging from $0.54 to $56.66 per share, with a weighted average exercise price of $8.40 and a weighted average remaining contractual life of approximately 3.5 years.  The estimated fair value of these warrants of $14,992,759 is included in shareholders’ equity in our balance sheets.

Critical Accounting Policies
There have been no changes in critical accounting policies from those stated in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of September 30, 2011, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934).   Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 20, 2011, we filed a complaint in the United States District Court of the Middle District of Florida against Qualcomm Incorporated seeking unspecified damages and injunctive relief for infringement of seven of our patents related to radio-frequency receivers and the down-conversion of electromagnetic signals.  Qualcomm has filed counterclaims against us.  The Court has not set a trial date for the case.  At this time, we do not believe it is possible to predict the outcome of the litigation.  We could incur significant costs in this litigation and there can be no assurance that we will prevail or that any damages we receive will cover our costs   Furthermore, the litigation may divert our technical and management personnel from their normal responsibilities.  The occurrence of any of the foregoing could adversely affect our ability to pursue our business plan.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 18, 2011, we issued an option to purchase 100,000 shares of our common stock, at an exercise price of $.89 per share, to one of our vendors in exchange for shareholder relations services valued at approximately $63,000.  The option was immediately exercisable as to 8,333 shares and the remainder of the option vests in eleven equal increments on the last day of each month beginning August 31, 2011.  The option expires on June 30, 2016.  The option was issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the vendor is a sophisticated investor, with such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 5.  Other Information.

In accordance with and in satisfaction of the requirements of Item 2.02 of Form 8-K, we include the following disclosure:

On November 14, 2011, we issued a press release announcing our results of operations and financial condition for the three and nine months ended September 30, 2011.  The press release is attached hereto as Exhibit 99.1.

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
10.1
Form of Securities Purchase Agreement between ParkerVision, Inc. and the purchasers identified on the signature pages thereto (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed on September 9, 2011)

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

ParkerVision, Inc.
Registrant

November 14, 2011	By:	/s/ Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 14, 2011	By:	/s/ Cynthia L. Poehlman
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