Form 10-K
period 2011-12-31
PARKERVISION INC
filed 2012-03-30
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)	(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  Yes (  ) No (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes (X) No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act.  (Check one):
Large accelerated filer ( )	Accelerated filer ( )
Non-accelerated filer ( )	Smaller reporting company (X)
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).   Yes (  ) No (X)

As of June 30, 2011, the aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant was approximately $32,108,153 (based upon $0.57 share closing price on that date, as reported by NASDAQ).

As of March 30, 2012, 67,640,442 shares of the Issuer's Common Stock were outstanding.

INTRODUCTORY NOTE

Unless the context otherwise requires, in this Annual Report on Form 10-K (“Annual Report”) “we”, “us”, “our” and the “Company” mean ParkerVision, Inc.

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  When used in this Annual Report and in future filings by the Company with the Securities and Exchange Commission (“SEC”), the words or phrases “will likely result”, “management expects”, “we expect”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify such “forward-looking statements.”   Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties set forth in this Annual Report under the heading “Risk Factors” and in our other periodic reports.  Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, reliance on our intellectual property, the outcome of litigation and the ability to obtain adequate financing in the future. We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

PART I

Item 1.  Business.

We were incorporated under the laws of the state of Florida on August 22, 1989.  We are in the business of innovating fundamental wireless technologies.   We design, develop and market our proprietary radio frequency (“RF”) technologies and products for use in semiconductor circuits for wireless communication products.  We anticipate our future business will include both licensing of our intellectual property and the sale of integrated circuits based on our technology for incorporation into wireless devices designed by our customers.  In addition, from time to time, we offer engineering consulting and design services to our customers, for a negotiated fee, to assist them in developing prototypes and/or products incorporating our technologies.  We are primarily focused on incorporating our technologies into mobile handsets for 3G and 4G cellular networks, but our technologies are applicable to other wireless products that incorporate RF transmitters, receivers, and/or transceivers, some of which are related to networks serving mobile handsets such as data cards, femtocells, machine-to-machine, and embedded applications.  Our technology can also be applied to non-cellular radio applications such as military radios and cable modems.

Our business operates under a single segment.  Refer to our financial statements in Item 8 to this Annual Report for financial data including our net losses from operations and total assets.

Recent Developments

In July 2011, we filed a complaint in the United States District Court of the Middle District of Florida against Qualcomm Incorporated (“Qualcomm”) seeking unspecified damages and injunctive relief for infringement of seven of our patents related to radio-frequency receivers and the down-conversion of electromagnetic signals (the “Complaint”).  Qualcomm filed an Answer and Counterclaim to our Complaint (the “Counterclaim”) in which Qualcomm denied infringement and alleged invalidity and unenforceability of each of our patents.  Qualcomm also named our long-time patent prosecution counsel, Sterne, Kessler, Goldstein & Fox PLLC

(“SKGF”) as a co-defendant in its Counterclaim and further alleged that we aided and abetted SKGF in its alleged breach of fiduciary duty to Qualcomm and tortiously interfered with Qualcomm’s contractual relationship with SKGF.  In November 2011, we filed a motion to dismiss nine counts of Qualcomm’s Counterclaim and a motion to strike certain of Qualcomm’s affirmative defenses.  SKGF also filed a motion to dismiss Qualcomm’s claims against them.  In February 2012, we filed an amended Complaint which dropped two patents from our original Complaint and added one patent which was not included in our original Complaint.  In March 2012, Qualcomm filed an amended Counterclaim which dropped two counts from the original Counterclaim.  Qualcomm also filed a motion to dismiss our claims of indirect patent infringement.  The court has not yet ruled on these motions.

In November 2011, Qualcomm also filed a motion for preliminary injunction against SKGF.  In February 2012, the court denied as moot Qualcomm’s motion for preliminary injunction.  Instead, the Court approved a protective order, which all parties negotiated and agreed to, that enables SKGF to continue delivering legal advice and services to ParkerVision provided that they do not represent ParkerVision in the lawsuit or advise the Company regarding Qualcomm’s alleged infringement.

The court has set a hearing on claim construction for August 10, 2012, a deadline for fact discovery of November 30, 2012, and a trial date of August 5, 2013.   Discovery in the case has recently commenced.  At this time, we do not believe it is possible to predict the outcome of these proceedings.  The law firm of McKool Smith is representing us in this litigation on a partial contingency basis.

General Development of Business

Our business has been primarily focused on the development and marketing of our RF technologies for mobile applications.  Our technologies represent unique, proprietary methods for processing RF waveforms in wireless applications.  Our technologies apply to both transmit and receive functions of a radio transceiver.  A portion of our transmit technology is marketed as Direct2Power™, or d2p™, and enables the transformation of a baseband data signal to an RF carrier waveform, at the desired power output level, in a single unified operation.  A portion of our receiver technology is marketed as Direct2Data™, or d2d™, and enables the direct conversion of an RF carrier to a baseband data signal.  Our development and marketing efforts since 2005 have been primarily focused on a portion of our transmit technologies; however, incorporation of some of our receiver technology in mobile applications is also contemplated in our product plans.  Our patent infringement litigation is based on some of our receiver intellectual property (“IP”).

We completed the first d2p integrated circuit (“IC”) which embodied many of the advancements of our technology in 2006. This enabled us to create partially-integrated prototype radios for demonstration purposes. Since 2006, we have continued to further develop our prototype ICs and related demonstration platforms.  Our prototypes support functionality that is multi-band (meaning multiple frequencies) and multi-mode (meaning multiple cellular standards and corresponding modulation formats). Our ICs support multiple bands of cellular and PCS (Personal Communications Service) frequencies and support the current and emerging cellular standards including GSM/EDGE, CDMA, W-CDMA, and HSUPA.  We are also able to demonstrate 802.16e WiMax and LTE standards with our current ICs.

In concert with advancing our prototypes, we began cultivating potential customer relationships, primarily in the mobile handset industry.  We believe our direct customers will likely be the mobile handset manufacturers and their chipset suppliers in the mobile handset industry.  We have also cultivated relationships with the network providers who exert significant influence on the OEMs (Original Equipment Manufacturers) in the mobile handset industry.

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

In December 2007, we entered into a licensing and engineering services agreement with VIA Telecom, Inc. (“VIA”) who is a global supplier of CDMA baseband processors used in a wide range of mobile devices.  VIA designs and supplies chipsets and related reference designs to handset OEMs and ODMs (Original Design Manufacturers) for incorporation into mobile devices.  During 2008 and 2009, our development efforts were focused on advancing our ICs from prototype to production-ready samples for VIA and other potential customers.  We also began development of various packaging designs and production test programs.  During 2009, we worked with VIA to co-develop a sample 3G mobile handset which verified our technology in a working implementation and tested our technology’s performance.  The results of these efforts were utilized to market our product to VIA’s customers.

During 2010, we modified our circuit layout and packaging to meet the design requirements of one of VIA’s customers.  The testing of our product in this design was completed in early 2011.  Despite the successful test results, this design did not result in an order from the prospective customer; however we were able to utilize the test results in marketing our solution to other VIA customers.   Since mid-year 2011, we have been working with VIA and one of their largest OEM customers to design and test a handset solution incorporating our ICs, the successful completion of which, we anticipate will result in the incorporation of our technology into one or more of this OEM’s products.

Although VIA has the right, under their licensing agreement with us, to manufacture devices based on our technology and pay us a per unit royalty for the license, the agreement also provides for us to manufacture and sell such devices ourselves to third parties.   We anticipate that our initial product revenues will be generated from chipset sales to VIA’s customers rather than through the licensing arrangement.  We are highly dependent on our relationship with VIA, the loss of which could have a material adverse effect on our business.

ITT Corporation (“ITT”) has been a licensee of our d2p technology since 2007.   In 2008, we delivered a development/demonstration platform to ITT for their use in product development and demonstration to their customers.  ITT marketed our technology, based on our commercial designs, to a number of their customers and in October 2009, ITT was awarded a government contract for the demonstration of our technology in a highly integrated transceiver application for military products.  ITT in turn, engaged us as a subcontractor to incorporate our commercial ICs into an existing highly integrated transceiver platform.  The services related to this product demonstration were completed in the first quarter of 2010.  We assisted ITT in seeking additional government funding projects for products incorporating our technologies; however, to date, we are not aware of any funds received by ITT for this purpose.  We do not intend to initiate any new development efforts for ITT-related projects, unless those projects are funded by either ITT or their customers.  In the event ITT completes development of a product incorporating our technology, we will receive a per unit royalty from them for any such products sold under the terms of our agreement with them.

Since 2005, we have generated no royalty or product revenue from our RF technologies.  Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs, our ability to secure a reasonable market share through product offerings with our current customers and/or the addition of new customers and/or products, and our ability to successfully protect our IP.

Competitive Position

We operate in a highly competitive industry against companies with substantially greater financial, technical, and sales and marketing resources.   Our technologies, which are currently being marketed in the mobile handset industry, face competition from incumbent providers of transceivers, such as Broadcom, Qualcomm, Intel, Renesas, ST-Ericsson, Fujitsu, MediaTek, and others, as well as incumbent providers of power amplifiers, including companies such as Anadigics, RF Microdevices, and Skyworks, among others.   Each of our competitors, however, also has the potential of becoming a customer for our technologies.

To date, we are unaware of any competing or emerging RF technologies that provide all the simultaneous benefits that our technology enables.  Our unique technologies process the RF waveform in a more optimal manner than traditional technologies, thereby allowing the creation of handsets and other products that have extended battery life, lower operating temperatures, more easily incorporate multiple air interface standards and frequencies in smaller form factors, and reduce manufacturing costs.   Our technologies provide such attractive benefits, in part, because of their unique integrated circuit architectures which enable highly accurate transmission and reception of RF waveforms that use less power than traditional linear architectures and components thereby extending battery life, reducing heat and enabling certain packaging advantages.

Hurdles to the adoption of our technologies include entrenchment of, and therefore familiarity with, existing technologies, the disruptive nature of our technology, and our lack of tenure in the markets we are targeting.  We believe we can gain adoption, and therefore compete, based on the performance advantages enabled by our unique circuit architectures, as supported by a solid and defensible IP portfolio.  Our circuit architectures are capable of being compliant with all current mobile phone standards and can be configured to accept all standard baseband data interfaces with the cooperation of the baseband processor OEMs.  In addition, we believe that one or more of our technology’s abilities to provide improved power efficiencies, highly accurate RF carrier waveforms, smaller form factors and better manufacturing yields, provides a solution to existing problems in applications for 3G and 4G standards and beyond that the mobile wireless industry is seeking to solve, as well as in other applications where we believe our IP can provide an attractive solution.

Production and Supply

The ICs which incorporate our RF technologies are produced through fabrication relationships with IBM Microelectronics (“IBM”) using a Silicon Germanium process and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) using a CMOS semiconductor process.  We believe IBM and TSMC have sufficient capacity to meet our foreseeable needs.  In addition, our ICs have been and can be produced using different materials and processes, if necessary, to satisfy capacity requirements and/or customer preferences.   In instances where our customer licenses our IP, the production capacity risk shifts to that customer.

Patents and Trademarks

We consider our IP, including patents, patent applications, trademarks, and trade secrets to be significant to our competitive positioning.   We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate to establish and maintain our proprietary rights in our technology and products.  As of December 31, 2011, we have 128 U.S. and 60 foreign patents related to our RF technologies.  In addition, we have approximately 51 U.S. and foreign patent applications pending.  We estimate the economic lives of our patents to be fifteen to twenty years and our current portfolio of patents and patent applications has an average estimated remaining life of approximately 12 years.

From time to time, we obtain licenses from others for standard industry circuit designs that are integrated into our own ICs as supporting components that are peripheral to our core technologies.  We believe there are multiple sources for these types of standard circuits and we estimate the economic lives of the licenses to be two to five years based on estimated technological obsolescence.

Research and Development

For the years ended December 31, 2011, 2010, and 2009 we spent approximately $8.4 million, $8.9 million, and $13.5 million, respectively, on Company-sponsored research and development activities.  Our research and development efforts have been, and are expected to continue to be, devoted to the development and advancement of RF technologies, including the development of prototype ICs for proof of concept purposes, the development of production-ready silicon samples and reference designs for specific customer applications, and the creation of test programs for quality control testing of our ICs in high volumes.

Employees

As of December 31, 2011, we had 47 full-time and 2 part-time employees, of which 31 are employed in engineering research and development, 6 in sales and marketing, and 12 in executive management, finance and administration.  Our employees are not represented by a labor union.  We consider our employee relations satisfactory.

Available Information and Access to Reports

We file annual reports on Forms 10-K, quarterly reports on Forms 10-Q, proxy statements and other reports, including any amendments thereto, electronically with the SEC.  The SEC maintains an Internet site (http://www.sec.gov) where these reports may be obtained at no charge. Copies of these reports may also be obtained from the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC  20549.  Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  Copies of these reports may also be obtained at no charge from the Company’s website (http://www.parkervision.com) via the link “SEC filings.”  We also will provide copies of the annual report on Form 10-K and the quarterly reports on Forms 10-Q filed during the current fiscal year, including any amendments thereto, upon written request to us at ParkerVision, Inc., Investor Relations, 7915 Baymeadows Way, Suite 400, Jacksonville, Florida, 32256.  These reports will be provided at no charge.  Exhibits to these reports may be obtained at a cost of $.25 per page plus $5.00 postage and handling.

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

Our independent registered certified public accounting firm has included in their audit opinion on our financial statements as of and for the year ended December 31, 2011 a statement with respect to substantial doubt regarding our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.  The substantial doubt as to our ability to continue as a going concern may adversely affect our ability to negotiate reasonable terms with our suppliers and may adversely affect our ability to raise additional capital in the future.

We have had a history of losses which may ultimately compromise our ability to implement our business plan and continue in operation.

We have had losses in each year since our inception in 1989, and continue to have an accumulated deficit which, at December 31, 2011, was approximately $241.8 million.  The net loss for 2011 was approximately $14.6 million.  To date, our technologies and products have not produced revenues sufficient to cover operating, research and development and overhead costs.  We also will continue to make expenditures on marketing, research and development, pursuit of patent protection for and defense of our intellectual property and operational costs for fulfillment of any contracts that we achieve for the sale of our products or technologies.  We expect that our revenues in 2012, if any, will not bring the Company to profitability and our current capital resources will not be sufficient to sustain our operations through 2012.  If we are not able to generate sufficient revenues or obtain sufficient capital resources, we will not be able to implement our business plan and investors will suffer a loss in their investment.  This may result in a change in our business strategies.

We expect to need additional capital in the future, which, if we are unable to raise will result in our not being able to implement our business plan as currently formulated.

Because we have had net losses and, to date, have not generated positive cash flow from operations, we have funded our operating losses from the sale of equity securities from time to time.  We anticipate that our business plan will continue to require significant expenditures for research and development, patent protection, sales and marketing, and general operations.  Furthermore, we expect that the implementation of significant cost reduction measures in order to reduce our cash needs would jeopardize our operations and future growth plans.  Our current capital resources include cash, cash equivalents, and available for sale securities of $5.2 million at December 31, 2011.   We believe our current capital resources will not be sufficient to meet our working capital needs for 2012, and we will require additional capital to fund our operations.  Financing, if any, may be in the form of debt or additional sales of equity securities. The incurrence of debt or the sale of preferred stock may result in the imposition of operational limitations and other covenants and payment obligations, any of which may be burdensome to us. The sale of equity securities will result in dilution to the current shareholders’ ownership.  The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from the sale of our products, additional funding, reducing expenses or a combination of the foregoing.  The failure to generate sufficient revenues, raise capital or reduce expenses will have a material adverse effect on our ability to achieve our long-term business objectives.

Our industry is subject to rapid technological changes which if we are unable to match or surpass, will result in a loss of competitive advantage and market opportunity.

Because of the rapid technological development that regularly occurs in the microelectronics industry, we must continually devote substantial resources to developing and improving our technology and introducing new product offerings.  For example, in fiscal years 2011 and 2010, we spent approximately $8.4 million and $8.9 million, respectively, on research and development, and we expect to continue to spend a significant amount in this area in the future. These efforts and expenditures are necessary to establish and increase market share and, ultimately, to generate revenues. If another company offers better products or our product development lags, a competitive position or market window opportunity may be lost, and therefore our revenues or revenue potential may be adversely affected.

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

On July 20, 2011, we filed a complaint in the United States District Court of the Middle District of Florida against Qualcomm Incorporated seeking unspecified damages and injunctive relief for infringement of a number of our patents related to radio-frequency receivers and the down-conversion of electromagnetic signals.  Qualcomm has filed counterclaims against us.  The trial date for this case is set for August 2013.  At this time, we do not believe it is possible to predict the outcome of the litigation.  We could incur significant costs in this litigation and there can be no assurance that we will prevail or that any damages we receive will

cover our costs.   Furthermore, the litigation may divert our technical and management personnel from their normal responsibilities.  The occurrence of any of the foregoing could adversely affect our ability to pursue our business plan.

If we cannot demonstrate that our technologies and products can compete in the marketplace and are better than current competitive solutions, then we will not be able to generate the sales we need to continue our business and our prospects will be impaired.

We expect to face competition from chip suppliers such as Anadigics, Broadcom, Fujitsu, Intel, MediaTek, Qualcomm, Renesas, RF Microdevices, Skyworks, and ST-Ericsson, among others.  Our technology may also face competition from other emerging approaches or new technological advances which are under development and have not yet emerged.  If our technologies and products are not established in the market place as improvements over current, traditional chip solutions in wireless communications, our business prospects and financial condition will be adversely affected.

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

At December 31, 2011, we had 67,573,775 shares of common stock outstanding and had 11,105,288 options and warrants outstanding for the purchase of shares of common stock.  Of these outstanding options and warrants, 8,460,411 were exercisable as of December 31, 2011.  The majority of the underlying common stock of these securities is registered for sale to the holder or for public resale by the holder.  The amount of common stock available for the sales may have an adverse impact on our ability to raise capital and may affect the price and liquidity of the common stock in the public market.  In addition, the issuance of these shares of common stock will have a dilutive effect on current shareholders’ ownership.

The bid price of our common stock has been below the minimum requirement for the NASDAQ Capital Market and there can be no assurance that we will continue to maintain compliance with the minimum bid price requirement for trading on that market or another national securities exchange.

On November 2, 2011, we received a notice from the NASDAQ Stock Market stating that, for the last 30 consecutive business days, the closing bid price for our common stock had been below the minimum of $1 per share required for continued inclusion on the exchange. The notification letter stated that we would be afforded 180 calendar days, or until April 30, 2012 to regain compliance with the minimum bid price requirement.  In order to regain compliance with the NASDAQ minimum bid price requirement, the closing bid price for shares of our common stock had to remain at $1 per share or more for a minimum of ten consecutive trading days.  On March 23, 2012, we received notice from the NASDAQ Stock Market that we had regained compliance with the minimum bid price requirement.  There can be no assurance, however, that we will be able to maintain compliance.  If we are unable to do so and our common stock is no longer listed on NASDAQ or another national securities exchange, the liquidity and market price of our common stock may be adversely affected.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters are located in a 14,000 square foot leased facility in Jacksonville, Florida.  We have an additional leased facility in Lake Mary, Florida primarily for engineering design activities.   We believe our properties are in good condition and suitable for the conduct of our business.  Refer to “Lease Commitments” in Note 11 to our financial statements included in Item 8 for information regarding our outstanding lease obligations.

Item 3. Legal Proceedings.

Refer to “Legal Proceedings” in Note 11 to our financial statements included in Item 8 for a discussion of current legal proceedings.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on NASDAQ under the symbol “PRKR.”  Listed below is the range of the high and low sale prices of the common stock for the last two fiscal years, as reported by NASDAQ.

	2011		2010
	High	Low	High	Low
Quarter ended March 31	$0.97	$0.44	$2.50	$1.55
Quarter ended June 30	0.95	0.55	2.08	1.19
Quarter ended September 30	1.47	0.46	1.36	0.66
Quarter ended December 31	1.08	0.80	0.74	0.35

Holders

As of March 25, 2012, we had 128 holders of record and we believe there are approximately 3,500 beneficial holders of our common stock.

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

Sales of Unregistered Securities

In November 2011, we issued 200,000 Restricted Stock Units (“RSUs”) to a consultant as payment for services.  The RSUs vest in equal monthly increments over a six month period beginning December 31, 2011.  Upon thirty days’ notice, the consulting agreement may be terminated and any unvested portion of the RSUs will be cancelled. The consultant will receive one share of common stock for each RSU that vests.   As of December 31, 2011, an aggregate of 33,333 RSUs have vested and a total of $28,666 in compensation cost related to these RSUs has been recognized in share-based compensation expense.

In November 2011, we also issued 800,000 RSUs to the same consultant as a performance incentive. These RSUs will vest only upon achievement of certain market conditions, as measured based on the closing price of our common stock during a period ending on the earlier of (i) December 31, 2012 or (ii) thirty days following termination of the related consulting agreement.  As of December 31, 2011, no portion of the RSU has vested and we have recognized no compensation expense related to this award.

The RSUs were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the vendor is a sophisticated investor, with such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment.

Issuer Repurchase of Equity Securities

None.

Item 6.  Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are in the business of innovating fundamental wireless technologies.   We design, develop and market our proprietary RF technologies and products for use in semiconductor circuits for wireless communication products.    Since 2005, we have generated no product or royalty revenue from our wireless technologies.  We are heavily reliant on our relationship with VIA since our RF transmit product interfaces directly to VIA’s CDMA baseband processors.  We are currently working with VIA and one of their largest OEM mobile handset customers on the design and test of a handset solution incorporating our technology, the successful completion of which, we believe, will lead to the incorporation of our technology into one or more of this OEM’s products.  The design and test process is being conducted primarily in Asia at VIA and/or the handset OEM’s facilities and, as a result, we have committed significant resources in personnel, travel and related costs for our engineering and sales team to this design and test process.

We are also currently engaged in patent litigation with Qualcomm for their alleged infringement of a number of our patents that relate to a portion of our receiver IP.  We believe the outcome of this litigation is critical to our ability to generate meaningful revenue from certain of our receiver technologies, and we intend to devote substantial resources to this litigation.  The trial is scheduled to begin on August 5, 2013.   Although our litigation team is working on a partial contingency basis, we expect to incur significant costs for legal and expert fees related to this litigation.

Our current capital resources will not be sufficient to meet our working capital needs for 2012.  Furthermore, we expect that the implementation of significant cost reduction measures in order to reduce our cash needs would jeopardize our operations and future growth plans.  Our independent registered certified public accounting firm has included in their audit report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

We believe our technology has substantial advantages over competing technologies, especially in the third generation, or 3G, and fourth generation, 4G, mobile handset standards and applications.  We have made significant investments in developing our technologies and products, the returns on which are dependent upon the generation of future revenues for realization.

Liquidity and Capital Resources

At December 31, 2011, we had working capital of approximately $4.5 million, a decrease of approximately $1.6 million from working capital of $6.1 million at December 31, 2010.  The change in working capital was a result of the use of approximately $11.4 million in cash for operations, along with the investment of approximately $0.7 million in patents and other long-lived assets in 2011.  This use of cash was offset by approximately $10.9 million in proceeds from the sale of equity securities and the exercise of warrants in 2011.  Proceeds from the sale of equity securities are invested in available for sale securities and our use of cash is funded from the sale of these securities.  At December 31, 2011, we were not subject to any significant commitments to make additional capital expenditures.

For the year ended December 31, 2010, we used cash of approximately $11.2 million for operations and invested approximately $0.8 million in patents and other long-lived assets.  This use of cash was offset by approximately $5.0 million in proceeds from the sale of equity securities in 2010.

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products, as well as investment in continued protection of our intellectual property including prosecution of new patents and defense of existing patents.  Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs incorporating our technologies, our ability to secure a reasonable share of the market through additional product offerings with our current customers and/or the addition of new customers and/or products, and our ability to defend our intellectual property.

Any revenue generated from the sale of our integrated circuits to VIA’s customers in 2012 will not be sufficient to cover our operational expenses for 2012, and we expect that our continued losses and use of cash will be funded from available working capital.  In addition, we expect that available working capital will be used for initial production start-up costs, including test programs and production tooling, and for litigation expenses to defend our intellectual property.

Our current capital resources will not be sufficient to support our liquidity requirements through 2012.  Furthermore, we believe significant cost reduction measures would jeopardize our operations and future growth plans, including our ability to support initial production of our products.

We may be able to meet future liquidity needs through the issuance of additional equity securities under our outstanding shelf registration statement or through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

The long-term continuation of our business plan through 2012 and beyond is dependent upon the generation of sufficient revenues from our technologies and products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private financing and/or further reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or further reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

Results of Operations for Each of the Years Ended December 31, 2011, 2010, and 2009

Revenues and Gross Margins

We had no product or royalty revenues for the years ended December 31, 2011, 2010, or 2009.   We recognized approximately $64,000 in service revenue in each of the years ended December 31, 2010 and 2009 under a fixed-price service contract with ITT.  The contract was for the purpose of incorporating our commercially developed d2p integrated circuits into a highly integrated transceiver for demonstration of device performance to one of ITT’s military customers.

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

We anticipate completion of a handset solution for one of VIA’s handset customers in 2012, which we expect will result in the incorporation of our technology into one or more of this OEM’s products.  To the extent that our technology is incorporated in the form of IC’s supplied by us, additional working capital will be needed in 2012 to support production start-up costs including test programs and production tooling.

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

Research and development expenses decreased approximately $0.5 million, or 5.2% from 2010 to 2011.  This decrease was primarily due to decreases in employee share-based compensation, depreciation and amortization expenses, and prototype costs, offset by increases in outside engineering design fees, travel costs, and other professional fees.

Share-based compensation costs to executive and other research and development employees decreased by approximately $495,000 from 2010 to 2011.  The decrease in share-based compensation is primarily the result of 2008 executive and other employee awards from prior periods becoming fully vested by mid-year 2011.   Although new executive and employee awards were granted in 2011, the grant-date fair value of these awards is significantly lower than the 2008 awards due to the type of award and the market price of our common stock on the award date.   Depreciation and amortization expense decreased by approximately $330,000 from 2010 to 2011 primarily as the result of decreased amortization on third-party licenses related to prototype designs.   Prototype production and materials costs decreased by approximately $205,000 from 2010 to 2011, primarily as a result of reduced prototype runs of our integrated circuits at the IBM and TSMC foundries in 2011 as we focused our resources on implementing our integrated circuits into designs for VIA customers.

Outside engineering design fees increased by approximately $315,000 from 2010 to 2011.  Increases in outside engineering services are a result of timing of various projects related to supporting mobile handset designs by VIA customers and readying products for production.  Personnel travel increased by approximately $260,000 from 2010 to 2011, primarily as a result of increased domestic and international travel to provide technical support to VIA and their handset customers for our CDMA-based product during 2011.

Research and development expenses decreased by approximately $4.6 million, or 34.2%, from 2009 to 2010.   This decrease was primarily due to decreases in outside engineering design fees, prototype costs, software licensing and support costs, and share-based compensation expense.

Engineering design fees decreased from 2009 to 2010 by approximately $2,850,000 as a result of the completion of certain development programs late in 2009 and more limited design projects undertaken in 2010.  Prototype production and materials costs decreased from 2009 to 2010 by approximately $360,000 primarily as a result of the limited number of design projects undertaken in 2010.  Software licensing and support decreased approximately $180,000 from 2009 to 2010 as a result of changes in the software tools necessary to support our product designs.  Share-based compensation costs to executive and other research and development employees decreased by approximately $770,000 from 2009 to 2010.  This decrease was primarily a result of equity awards granted in 2007 and 2008 that became fully vested in 2009 or early 2010 with limited new equity awards being granted during that same period.

The markets for our products and technologies are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions.  Our ability to successfully develop and introduce, on a timely basis, new and enhanced products and technologies will be a significant factor in our ability to grow and remain competitive.  We are committed to continue investing in our technology and product development and therefore we anticipate that we will use a substantial portion of our working capital for research and development activities in 2012.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of personnel costs, including share-based compensation and travel costs, and outside professional fees which consist of various consulting and legal fees related to sales and marketing activities.

Marketing and selling expenses decreased by approximately $0.2 million, or 12.0%, from 2010 to 2011.  This decrease was primarily due to a decrease in share-based compensation expense of approximately $240,000, offset by an increase in personnel travel expenses of approximately $40,000 as a result of increased sales support to VIA and certain of their customers.   The decrease in share-based compensation is primarily the result of the 2008 executive and other employee awards from prior periods becoming fully vested by mid-year 2011.   Although new executive and employee awards were granted in 2011, the grant-date fair value of these awards is significantly lower than the 2008 awards due to the type of award and the market price of our common stock on the award date.

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

Our general and administrative expenses increased by approximately $0.2 million, or 4.0%, from 2010 to 2011.  This increase was due primarily to increases in outside professional fees partially offset by decreases in employee share-based compensation expense.

Outside professional fees increased approximately $755,000 from 2010 to 2011 primarily as a result of legal and other expert professional services related to our patent litigation against Qualcomm initiated in July 2011.  Share-based compensation decreased by approximately $555,000 from 2010 to 2011 primarily as a result of prior period executive awards becoming fully vested by mid-year 2011.   Although new executive and employee awards were granted in 2011, the grant-date fair value of these awards is significantly lower than the 2008 awards due to the type of award and the market price of our common stock on the award date.

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

Interest and Other Income

Interest and other income consist of interest earned on our investments, net gains realized upon the sale of available for sale securities, and other miscellaneous income.  Interest and other income remained relatively unchanged from 2010 to 2011.  From 2009 to 2010, interest and other income increased approximately $70,000 as a result of changes in investment vehicles during 2010.

Loss and Loss per Common Share

Our net loss decreased approximately $0.5 million, or $0.11 per share, from 2010 to 2011.  This decrease was the result of a $0.5 million, or 3.1%, reduction in operating expenses and, with respect to the loss per share, a 40% increase in weighted average shares outstanding for the period.

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

Critical Accounting Policies

We believe that the following are the critical accounting policies affecting the preparation of our financial   statements:

Intangible Assets

Patents, copyrights and other intangible assets are amortized using the straight-line method over their estimated period of benefit.  We estimate the economic lives of our patents and copyrights to be fifteen to twenty years.  We estimate the economic lives of other intangible assets, including licenses, based on estimated technological obsolescence, to be two to five years, which is generally shorter than the contractual lives.  Periodically, we evaluate the recoverability of our intangible assets and take into account events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists (“Triggering Event”).  Based on our cumulative net losses and negative cash flows from operations to date, we assess our working capital needs on an annual basis.  This annual assessment of our working capital is considered to be a Triggering Event for purposes of evaluating the recoverability of our intangible assets.  As a result of our evaluation at December 31, 2011, we determined that no impairment exists with regard to our intangible assets.

Accounting for Share-Based Compensation

We calculate the fair value of share-based equity awards to employees, including restricted stock, stock options and RSU’s, on the date of grant and recognize the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards. The fair value of share-based awards is determined using various valuation models which require the use of highly subjective assumptions and estimates including (i) how long employees will retain their stock options before exercising them, (ii) the volatility of our common stock price over the expected life of the equity award, and (iii) the rate at which equity awards will ultimately be forfeited by the recipients.  Changes in these subjective assumptions can materially affect the estimate of fair value of share-based compensation and consequently, the related amount recognized as expense in the statements of operations and comprehensive loss.

Income Taxes

The provision for income taxes is based on loss before taxes as reported in the accompanying statements of operations and comprehensive loss.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  Our deferred tax assets exclude unrecognized tax benefits which do not meet a more-likely-than-not threshold for financial statement recognition for tax positions taken or expected to be taken in a tax return.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of December 31, 2011, we have outstanding warrants to purchase 5,352,043 shares of common stock that were issued in connection with the sale of equity securities in various private placement transactions in 2000, 2009, 2010, and 2011.  These warrants have exercise prices ranging from $0.54 to $56.66 per share with a weighted average exercise price of $5.27 and a weighted average remaining contractual life of approximately 3.5 years.  The estimated aggregate fair value of these warrants at their date of issuance of $8,649,786 is included in shareholders’ equity in our balance sheets.  Refer to “Non Plan Options/Warrants” in Note 8 to our financial statements included in Item 8 for information regarding the outstanding warrants.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements
Page

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING	20

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM	21

FINANCIAL STATEMENTS:

Balance Sheets - December 31, 2011 and 2010	22

Statements of Operations and Comprehensive Loss - for the years ended December 31, 2011, 2010 and 2009	23

Statements of Shareholders’ Equity - for the years ended December 31, 2011, 2010 and 2009	24

Statements of Cash Flows - for the years ended December 31, 2011, 2010 and 2009	26

Notes to Financial Statements - December 31, 2011, 2010 and 2009	27

FINANCIAL STATEMENT SCHEDULE:

Schedule II – Valuation and Qualifying Accounts	69

Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

Management’s Report on Internal Controls over Financial Reporting

The Board of Directors and Shareholders
ParkerVision, Inc.
Jacksonville, Florida

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and
Shareholders of ParkerVision, Inc.:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ParkerVision, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related  financial statements.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP
Jacksonville, Florida
March 30, 2012

PARKERVISION, INC.

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$213,438	$213,398
Available for sale securities	5,026,398	6,315,911
Prepaid expenses and other	661,788	553,976
Total current assets	5,901,624	7,083,285

PROPERTY AND EQUIPMENT, net	351,285	537,177

INTANGIBLE ASSETS, net	9,004,263	9,408,093

OTHER ASSETS, net	584,799	567,148
Total assets	$15,841,971	$17,595,703

CURRENT LIABILITIES:
Accounts payable	$613,806	$238,783
Accrued expenses: Salaries and wages	252,928	306,037
Professional fees	404,069	190,574
Other accrued expenses	16,867	95,510
Deferred rent, current portion	75,804	118,456
Total current liabilities	1,363,474	949,360

LONG TERM LIABILITIES
Capital lease, net of current portion	0	11,649
Deferred rent, net of current portion	137,878	42,986
Total long term liabilities	137,878	54,635
Total liabilities	1,501,352	1,003,995

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 67,573,775 and 52,752,036 issued and outstanding at December 31, 2011 and 2010, respectively	675,738	527,520
Accumulated other comprehensive loss	(10,418)	(7,816)
Warrants outstanding	8,649,786	16,534,516
Additional paid-in capital	246,842,116	226,780,738
Accumulated deficit	(241,816,603)	(227,243,250)
Total shareholders' equity	14,340,619	16,591,708
Total liabilities and shareholders' equity	$15,841,971	$17,595,703

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

Engineering services revenue	$0	$63,735	$64,412
Cost of sales	0	46,401	54,440
Gross margin	0	17,334	9,972

Research and development expenses	8,423,683	8,882,730	13,504,799
Marketing and selling expenses	1,449,501	1,646,779	2,092,148
General and administrative expenses	4,802,503	4,616,105	5,962,309
Total operating expenses	14,675,687	15,145,614	21,559,256

Interest and other income	108,050	109,187	36,085
Interest expense	(5,716)	(8,426)	(16,412)
Total interest and other income and interest expense	102,334	100,761	19,673

Net loss	(14,573,353)	(15,027,519)	(21,529,611)

Other comprehensive loss, net of tax:
Unrealized loss on available for sale securities	(2,602)	(7,816)	0
Other comprehensive loss	(2,602)	(7,816)	0

Comprehensive loss	$(14,575,955)	$(15,035,335)	$(21,529,611)
Basic and diluted net loss per common share	$(0.24)	$(0.35)	$(0.65)

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
Common shares – beginning of year	52,752,036	41,160,335	26,716,080
Issuance of common stock upon exercise of options warrants	687,461	0	20,000
Issuance of common stock in public and private offerings	13,823,477	11,412,122	14,244,963
Share-based compensation	310,801	179,579	179,292
Common shares – end of year	67,573,775	52,752,036	41,160,335

Par value of common stock – beginning of year	$527,520	$411,603	$267,161
Issuance of common stock upon exercise of options and warrants	6,875	0	200
Issuance of common stock in public and private offerings	138,235	114,121	142,449
Share-based compensation	3,108	1,796	1,793
Par value of common stock – end of year	$675,738	$527,520	$411,603

Accumulated other comprehensive loss – beginning of year	$(7,816)	$0	$0
Change in unrealized loss on available for sale securities	(2,602)	(7,816)	0
Accumulated other comprehensive loss – end of year	$(10,418)	$(7,816)	$0

Warrants outstanding – beginning of year	$16,534,516	$17,767,663	$17,335,777
Exercise of warrants	(174,804)	0	(21,000)
Expiration of warrants	(8,126,544)	(2,324,306)	0
Issuance of warrants in connection with public offering	416,618	1,091,159	452,886
Warrants outstanding – end of year	$8,649,786	$16,534,516	$17,767,663

Additional paid-in capital – beginning of year	$226,780,738	$217,919,771	$189,193,386
Issuance of common stock upon exercise of options warrants	498,867	0	58,300
Issuance of common stock in public and private offerings	10,001,901	3,810,952	23,676,222
Share-based compensation	1,434,066	2,725,709	4,991,863
Expiration of warrants	8,126,544	2,324,306	0
Additional paid-in capital – end of year	$246,842,116	$226,780,738	$217,919,771

Accumulated deficit – beginning of year	$(227,243,250)	$(212,215,731)	$(190,686,120)
Net loss	(14,573,353)	(15,027,519)	(21,529,611)
Accumulated deficit – end of year	$(241,816,603)	$(227,243,250)	$(212,215,731)

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009
Total shareholders’ equity – beginning of year	$16,591,708	$23,883,306	$16,110,204
Issuance of common stock upon exercise of options and warrants	330,938	0	37,500
Issuance of common stock and warrants in private and public offerings	10,556,754	5,016,232	24,271,557
Share-based compensation	1,437,174	2,727,505	4,993,656
Comprehensive loss	(14,575,955)	(15,035,335)	(21,529,611)
Total shareholders’ equity – end of year	$14,340,619	$16,591,708	$23,883,306

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, and 2009

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,573,353)	$(15,027,519)	$(21,529,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,327,794	1,689,218	1,741,199
Share-based compensation	1,437,174	2,727,505	4,993,656
Loss (gain) on sale of equipment and other assets	0	47,366	(1,332)
Realized loss (gain) on available for sale securities	1,671	(5,187)	0
Changes in operating assets and liabilities:
Accounts receivable	0	101,305	(101,305)
Prepaid and other assets	(125,463)	(82,022)	347,035
Accounts payable and accrued expenses	470,962	(515,857)	(201,851)
Deferred rent	52,240	(68,878)	(112,608)
Deferred revenue	0	(50,733)	50,733
Total adjustments	3,164,378	3,842,717	6,715,527
Net cash used in operating activities	(11,408,975)	(11,184,802)	(14,814,084)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	(9,439,760)	(11,818,540)	0
Proceeds from redemption of available for sale securities	10,725,000	5,500,000	0
Purchase of property and equipment	(128,221)	(129,845)	(74,878)
Purchase of licenses	0	0	(100,000)
Payment for patent costs	(609,851)	(637,607)	(818,369)
Proceeds from sale of property and equipment	0	0	185,977
Net cash provided by (used in) investing activities	547,168	(7,085,992)	(807,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in public and private offerings	10,556,754	5,016,232	24,271,557
Proceeds from exercise of options and warrants	330,938	0	37,500
Principal payments on capital lease obligation	(25,845)	(22,652)	(11,750)
Net cash provided by financing activities	10,861,847	4,993,580	24,297,307

NET CHANGE IN CASH AND CASH EQUIVALENTS	40	(13,277,214)	8,675,953
CASH AND CASH EQUIVALENTS, beginning of year	213,398	13,490,612	4,814,659
CASH AND CASH EQUIVALENTS, end of year	$213,438	$213,398	$13,490,612

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$5,716	$8,426	$16,412
Cash paid for income taxes	$0	$0	$0
SUPPLEMENTALSCHEDULE OF NON-CASH ACTIVITIES:
Key-man life insurance premiums (Note 3)	$45,780	$45,780	$45,780
Purchase of equipment under capital lease (Note 5)	$0	$0	$71,896

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 and 2009

1.	THE COMPANY AND NATURE OF BUSINESS

We were incorporated under the laws of the state of Florida on August 22, 1989 and currently operate in a single segment - wireless technologies and products.  Effective September 30, 2010, we dissolved our wholly-owned subsidiary, D2D, LLC.  This subsidiary had no operations and its dissolution had no impact on our current or prior financial statements.

We are in the business of innovating fundamental wireless technologies.   We design, develop and market our proprietary RF technologies and products for use in semiconductor circuits for wireless communication products.   Our business is expected to include licensing of our intellectual property and/or the sale of integrated circuits based on our technology for incorporation into wireless devices designed by our customers.   In addition, from time to time, we offer engineering consulting and design services to our customers, for a negotiated fee, to assist them in developing prototypes and/or products incorporating our technologies.

2.  LIQUIDITY AND GOING CONCERN

The accompanying financial statements as of and for the year ended December 31, 2011 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.  These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should we be unable to continue as a going concern.

We have incurred losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sale of our equity securities to fund our operations.   For the year ended December 31, 2011, we incurred a net loss of approximately $14.6 million and negative cash flows from operations of approximately $11.4 million.  At December 31, 2011, we had an accumulated deficit of approximately $241.8 million and working capital of approximately $4.5 million.  We expect that revenue for 2012, if any, will not be sufficient to cover our operational expenses for 2012, and that our expected continued losses and use of cash will be funded from available working capital.  Our current capital resources include cash, cash equivalents and available for sale securities of approximately $5.2 million at December 31, 2011.  We believe these current capital resources will not be sufficient to support our liquidity requirements through 2012 and further cost containment measures, if implemented, may jeopardize our operations and future growth plans.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern.

We believe we may be able to meet our future liquidity needs through the issuance of equity securities under our outstanding shelf registration statement or through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

We operate in a highly competitive industry with rapidly changing and evolving technologies.  Many of our potential competitors have substantially greater financial, technical and other resources.  We have made significant investments in developing our technologies and products, the returns on which are dependent upon the generation of future revenues for realization.  The long-term continuation of our business plan through 2012 and beyond is dependent upon the generation of sufficient revenues from our technologies and products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private financing and/or further reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or further reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

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

Available for Sale Securities
Available for sale securities are intended to be held for indefinite periods of time and are not intended to be held to maturity. These securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive loss until realized. Our available for sale securities at December 31, 2011 and 2010 consisted of mutual funds that invest primarily in short-term municipal securities with an average effective maturity of one year or less. All dividends and realized gains are recognized as income as earned and immediately reinvested.  The Company has determined that the fair value of its available for sale securities fall within Level 1 in the fair value hierarchy (See Note 14).

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the following estimated useful lives:

Manufacturing and office equipment	5-7 years
Leasehold improvements	Remaining life of lease
Furniture and fixtures	7 years
Computer equipment and software	3-5 years

The cost and accumulated depreciation of assets sold or retired are removed from their respective accounts, and any resulting net gain or loss is recognized in the accompanying statements of operations and comprehensive loss.  The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts, both internally and externally, that may suggest impairment. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of the assets exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the assets.

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

Key-man Life Insurance
Other assets include the cash surrender value of key-man life insurance policies that we maintain for two of our named executive officers.  In 2011, 2010 and 2009, we paid the premiums on these policies, in the amount of approximately $46,000 annually, through the use of annual policy dividends and loans against the cash surrender value of one policy.  At December 31, 2011, the balance of the policy loan, totaling approximately $44,000, including approximately $2,200 in unpaid interest on the loan, is recorded as a reduction in the cash surrender value of the policy.  The aggregate net cash surrender value of these policies as determined by the insurance carrier was approximately $562,000 and $544,000 at December 31, 2011 and 2010, respectively.

Accounting for Share-Based Compensation
We have various share-based compensation programs which provide for equity awards including stock options, RSUs and restricted stock. We calculate the fair value of employee share-based equity awards on the date of grant and recognize the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards.  We estimate the fair value of each equity award using the Black-Scholes option valuation model or the Monte Carlo simulation fair value model for awards that contain market conditions.  These valuation models require the use of highly subjective assumptions and estimates including (i) how long employees will retain their stock options before exercising them, (ii) the volatility of our common stock price over the expected life of the equity award, and (iii) the rate at which equity awards will ultimately be forfeited by the recipients.  Such estimates, and the basis for our conclusions regarding such estimates, are outlined in detail in Note 8.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Revenue Recognition
We did not recognize any product or royalty revenue in 2011, 2010, or 2009.   We account for service revenue when there is persuasive evidence of an arrangement, services have been rendered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.  We use the percentage-of-completion method of accounting for cost reimbursement-type contracts which specify a certain billable fee amount.  Revenues are recognized as costs are incurred assuming that collection is reasonably assured.  Our cost of sales includes the direct labor costs of personnel providing services under these contracts, as well as indirect costs such as depreciation and allocated facilities costs.

Research and Development Expenses
Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third party contractors, prototype expenses, maintenance costs for software development tools, depreciation, amortization, and an allocated portion of facilities costs.

Loss per Common Share
Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each year.  Diluted loss per common share is the same as basic loss per common share as all potential common shares are excluded from the calculation, as their effect is anti-dilutive.  The weighted-average number of common shares outstanding for the years ended December 31, 2011, 2010, and 2009, was

60,038,857, 42,960,229, and 32,963,816, respectively.

Options and warrants to purchase 11,105,288, 9,315,516, and 6,019,121, shares of common stock were outstanding at December 31, 2011, 2010, and 2009, respectively.   In addition, unvested RSUs representing 1,104,377 and 300,602 shares of common stock were outstanding at December 31, 2011 and 2010, respectively.  These options, warrants and RSUs were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

Leases
Our facilities are leased under operating leases.  For those leases that contain rent escalations or rent concessions, we record the total rent payable during the lease term on a straight-line basis over the term of the lease with the difference between the rents paid and the straight-line rent recorded as a deferred rent liability in the accompanying balance sheets.

Income Taxes
The provision for income taxes is based on loss before taxes as reported in the accompanying statements of operations and comprehensive loss.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  Our deferred tax assets exclude unrecognized tax benefits which do not meet a more-likely-than-not threshold for financial statement recognition for tax positions taken or expected to be taken in a tax return.

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 allows an entity to present the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The updated guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders’ equity.  ASU 2011-05 does not change the components that are recognized in net income or other comprehensive income under current accounting guidance.  ASU 2011-05 also requires reclassification adjustments to avoid double counting of items in comprehensive income that are presented as a part of net income for a period that also has been presented as part of other comprehensive income in that period or earlier periods.  However, the requirement for presentation of these reclassification adjustments was deferred in December 2011 with the FASB’s issuance of ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of  Reclassifications of Items Out of Other Comprehensive Income in ASU 2011-05”.  The new guidance is effective on a retrospective basis for financial statements issued for fiscal periods beginning after December 15, 2011 and early adoption is permitted.  As of December 31, 2011, we have retrospectively adopted this guidance which had no material impact on our financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).   ASU 2011-04 provides a consistent definition of fair value to ensure fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards.  This guidance is effective for interim and annual periods beginning on or after December 15, 2011.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

4.  PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following at December 31, 2011 and 2010:

	2011	2010
Prepaid insurance	$401,087	$405,693
Tenant improvement allowance receivable	124,072	0
Other current assets	136,629	148,283
	$661,788	$553,976

5.  PROPERTY AND EQUIPMENT, NET

Property and equipment, at cost, consisted of the following at December 31, 2011 and 2010:

	2011	2010
Equipment and software	$8,001,521	$8,633,164
Leasehold improvements	806,915	779,343
Furniture and fixtures	494,561	494,561
	9,302,997	9,907,068
Less accumulated depreciation and amortization	(8,951,712)	(9,369,891)
	$351,285	$537,177

Depreciation expense related to property and equipment was $314,113, $428,631, and $502,748, in 2011, 2010, and 2009, respectively.

In July 2009, we purchased office equipment under a capital lease and recorded a corresponding capital lease obligation of approximately $72,000.  The lease has a three-year term with monthly payments of approximately $2,400 and an annual stated interest rate of 13.5%.  The principal payments are reflected as cash outflows from financing activities in the accompanying statements of cash flows.  Depreciation expense included $14,371, $14,371 and $6,063 in 2011, 2010 and 2009, respectively, related to this capital lease.  Accumulated depreciation as of December 31, 2011 and 2010 included $34,806 and $20,435, respectively, related to this capital lease obligation.

6.  INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2011 and 2010:

	2011
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$17,284,255	$8,279,992	$9,004,263
Prepaid licensing fees	554,000	554,000	0
	$17,838,255	$8,833,992	$9,004,263

	2010
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$16,674,404	$7,266,311	$9,408,093
Prepaid licensing fees	694,000	694,000	0
	$17,368,404	$7,960,311	$9,408,093

Periodically, we evaluate the recoverability of our intangible assets and take into account events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists (“Triggering Event”).  Based on our cumulative net losses and negative cash flows from operations to date, we assess our working capital needs on an annual basis.  This annual assessment of our working capital is considered to be a Triggering Event for purposes of evaluating the recoverability of our intangible assets.  As a result of our evaluation at December 31, 2011, we determined that no impairment exists with regard to our intangible assets.

Patent costs represent legal and filing costs incurred to obtain patents and trademarks for product concepts and methodologies that we have developed.  Capitalized patent costs are amortized over the estimated lives of the related patents, ranging from fifteen to twenty years.  Prepaid licensing fees represent costs incurred to obtain licenses for use of certain technologies in future products.  Prepaid license fees are amortized over their estimated economic lives, generally two to five years.

Amortization expense for the years ended December 31, 2011, 2010, and 2009 is as follows:

		Amortization Expense
	Weighted average estimated life (in years)	2011	2010	2009

Patents and copyrights	17	$1,013,681	$977,208	$936,569
Prepaid licensing fees	2	0	283,379	301,882
Total amortization		$1,013,681	$1,260,587	$1,238,451

Future estimated amortization expenses for other assets that have remaining unamortized amounts as of December 31, 2011 are as follows:

2012	$ 993,611
2013	969,833
2014	947,128
2015	852,866
2016	816,624
2017 and thereafter	4,424,201

7.  INCOME TAXES AND TAX STATUS

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 2011, 2010, and 2009 is as follows:

	2011	2010	2009
Tax benefit at statutory rate	$(4,954,940)	$(5,109,356)	$(7,320,067)
State tax benefit	(510,067)	(525,963)	(753,536)
Increase in valuation allowance	5,722,492	5,836,548	8,216,530
Research and development credit	(272,117)	(263,589)	(375,401)
Capital loss	(38,439)	0	0
Other	53,071	62,360	232,474
	$0	$0	$0

Our deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of our assets and liabilities at December 31, 2011 and 2010:

	2011	2010
Gross deferred tax assets:
Net operating loss carry-forward	$80,863,960	$76,504,457
Research and development credit	7,317,337	7,184,010
Capital loss carry-forward	38,439	0
Patents and other	1,684,365	1,649,995
Fixed assets	142,690	111,613
Stock compensation	2,492,458	3,279,669
Accrued liabilities	53,722	74,884
	92,592,971	88,804,628
Less valuation allowance	(92,592,971)	(88,804,628)
	0	0
Gross deferred tax liabilities:
Fixed assets	0	0
	0	0
Net deferred tax asset	$0	$0

No current or deferred tax provision or benefit was recorded for 2011, 2010, and 2009 as a result of current losses and full deferred tax valuation allowances for all periods.  We have recorded a valuation allowance to state our deferred tax assets at their estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

At December 31, 2011, we had cumulative net operating losses (“NOL”), research and development (“R&D”) tax credit carry-forwards and capital loss carry-forwards for income tax purposes of $219,289,530, $7,317,337 and $102,504, respectively, which expire in varying amounts from 2012 through 2031.  The cumulative NOL carry-forward is net of $9,051,925 in carry-forwards from 1993 through 1996 which expired unused from 2008 through 2011.  The cumulative R&D tax credit carry-forward is net of $259,552 in credits from 1995 and 1996 that expired unused in 2010 and 2011.

Our ability to benefit from the our tax credit carry-forwards could be limited under certain provisions of the Internal Revenue Code if our ownership changes by more than 50%, as defined by Section 382 of the Internal Revenue Code of 1986 (“Section 382”).

Uncertain Tax Positions
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We have identified our Federal and Florida tax returns as our only major jurisdictions, as defined.  The periods subject to examination for those returns are the 1996 through 2011 tax years.

Under Section 382, an ownership change may limit the amount of NOL, capital loss and R&D credit carry-forwards that can be used annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  We conduct a study annually of our ownership changes.  Based on the results of our studies, we have determined that we do not have any ownership changes on or prior to December 31, 2011 which would result in limitations of our NOL, capital loss or R&D credit carry-forwards under Section 382.

At December 31, 2011, we had an unrecognized tax benefit of approximately $1.4 million.  A reconciliation of the amount recorded for unrecognized tax benefits for the years ended December 31, 2011, 2010, and 2009 is as follows:

	For the years ended December 31,
	2011	2010	2009
Unrecognized tax benefits – beginning of year	$1,369,614	$1,369,614	$1,369,614
Gross increases – tax positions in prior period	-	-	-
Change in Estimate	-	-	-
Unrecognized tax benefits – end of year	$1,369,614	$1,369,614	$1,369,614

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of a valuation allowance.   Approximately $0.47 million, net of tax effect, of the unrecognized tax benefit is related to excess tax benefits related to share-based compensation which would be recorded as an adjustment to equity rather than a decrease in earnings, if reversed.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits.  For the years ended December 31, 2011, 2010, and 2009, we did not incur any income tax-related interest income, expense or penalties.

8. SHARE-BASED COMPENSATION:

We did not capitalize any expense related to share-based payments.  The following table presents share-based compensation expense included in our statements of operations and comprehensive loss for the years ended December 31, 2011, 2010, and 2009, respectively:

	Year ended December 31,
	2011	2010	2009
Research and development expense	$706,734	$1,199,442	$1,967,780
Sales and marketing expense	121,384	362,518	576,539
General and administrative expense	609,056	1,165,545	2,449,337
Total share-based expense	$1,437,174	$2,727,505	$4,993,656

As of December 31, 2011, there was $4,240,971 of total unrecognized compensation cost, net of estimated forfeitures, related to all non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted-average period of 2.57 years.

Stock Incentive Plans

1993 Stock Plan
We adopted a stock plan in September 1993 (the “1993 Plan”).  Our ability to issue grants under this plan ended as of September 10, 2003.  The 1993 Plan, as amended, provided for the grant of options and other stock awards to employees, directors and consultants, not to exceed 3,500,000 shares of common stock.

2000 Performance Equity Plan
We adopted a performance equity plan in July 2000 (the “2000 Plan”). The 2000 Plan provides for the grant of options and other stock awards to employees, directors and consultants, not to exceed 5,000,000 shares of common stock.  The 2000 Plan provides for benefits in the form of nonqualified stock options, stock appreciation rights, restricted share awards, stock bonuses and various stock benefits or cash.  Prior to July 2010, the 2000 Plan also provided for awards of incentive stock options.   Forfeited and expired options under the 2000 Plan become available for reissuance.   At December 31, 2011, 701,616 shares of common stock were available for future grants.

2008 Equity Incentive Plan
We adopted an equity incentive plan in August 2008 (the “2008 Plan”).  The 2008 Plan provides for the grant of stock-based awards to employees (excluding named executives), directors and consultants, not to exceed

500,000 shares of common stock.  The 2008 Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, and other stock based awards.  Forfeited and expired options under the 2008 Plan become available for reissuance.  At December 31, 2011, 16,566 shares of common stock were available for future grants.

2011 Long-Term Incentive Equity Plan
We adopted a long-term incentive equity plan in September 2011 (the “2011 Plan”).  The 2011 Plan provides for the grant of stock-based awards to employees, officers, directors and consultants, not to exceed 5,000,000 shares of common stock.  The Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, and other stock based awards.  Forfeited and expired options under the 2011 Plan become available for reissuance.  At December 31, 2011, 2,750,000 shares of common stock were available for future grants.

Restricted Stock Awards
Restricted stock awards are issued as executive and employee incentive compensation and as payment for services to others.  The value of the award is based on the closing price of our common stock on the date of grant.  Restricted stock awards are generally immediately vested.   We had no unvested restricted stock awards at December 31, 2011, 2010, or 2009 and no restricted stock awards were forfeited during 2011, 2010, or 2009.

Restricted Stock Units
RSUs are issued as incentive compensation to executives, employees, and non-employee directors as well as payment for services to consultants.   Each RSU represents a right to one share of our common stock, upon vesting.  The RSUs are not entitled to voting rights or dividends, if any, until vested.  RSUs generally vest over a three year period for employee awards, a one year period for non-employee director awards and the life of the related service contract for third-party awards.  The fair value of RSUs is generally based on the closing price of our common stock on the date of grant and is amortized to share-based compensation expense over the estimated life of the award, generally the vesting period.   In the case of RSUs issued to consultants, the fair value is recognized based on the closing price of our common stock on each vesting date.

Plan-Based RSUs
The following table presents a summary of RSU activity under the 1993, 2000, 2008, and 2011 Plans (collectively, the “Stock Plans”) as of December 31, 2011:

	Non-vested Shares
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2010	300,602	$10.97
Granted	162,750	0.89
Vested	(325,042)	10.20
Forfeited	(600)	10.13
Non-vested at December 31, 2011	137,710	0.89

The total fair value of RSUs vested under the Stock Plans for the year ended December 31, 2011 is $396,641.

Non-Plan RSUs
In November 2011, we issued 200,000 RSUs to a consultant as payment for services.  The shares vest equally over a six month period and the shares underlying the RSU are unregistered.  Upon thirty days’ notice, the consulting agreement may be terminated and any unvested portion of the RSUs will be cancelled.  As of December 31, 2011, an aggregate of 33,333 RSUs have vested and a total of $28,666 in compensation cost related to these RSUs has been recognized in share-based compensation expense.

In November 2011, we also issued 800,000 RSUs to a consultant as a performance incentive. These RSUs will vest only upon achievement of certain market conditions, as measured based on the closing price of our common stock during a period ending on the earlier of (i) December 31, 2012 or (ii) thirty days following termination of the related consulting agreement.  The shares underlying this RSU are unregistered.   As of December 31, 2011, no portion of the RSU has vested and we have recognized no compensation expense related to this award.

Stock Options and Warrants
Stock options are issued as incentive compensation to executives, employees, and non-employee directors as well as payment for services to consultants.  In addition, we have granted warrants to investors in connection with securities offerings (see Note 9).  Stock options and warrants are generally granted with exercise prices at or above fair market value of the underlying shares at the date of grant.

Plan-Based Options
Options for employees, including executives and non-employee directors, are generally granted under the Stock Plans.  The following table presents a summary of option activity under the Stock Plans for the year ended December 31, 2011:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	3,220,496	$10.75
Granted	2,725,665	0.88
Exercised	0	0
Forfeited	(751)	2.99
Expired	(442,166)	21.80
Outstanding at end of year	5,503,244	4.97	4.46	$61,007
Exercisable at end of year	2,908,367	$8.60	2.43	$27,904

The weighted average fair value of option shares granted during the years ended December 31, 2011, 2010, and 2009 was $0.66, $0.50, and $1.82, respectively.  The total fair value of option shares vested during the years ended December 31, 2011, 2010, and 2009, was $192,959, $160,962, and $2,437,770, respectively.

The fair value of options granted under the Stock Plans is estimated using the Black-Scholes option pricing model.  Generally, fair value is determined as of the grant date.  In the case of option grants to third parties, the fair value is estimated at each interim reporting date until vested.

The fair value of option grants under the Stock Plans for the years ended December 31, 2011, 2010, and 2009 respectively, was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2011	2010	2009
Expected option term 1	5 to 6 years	6 to 6.5 years	3 to 7 years
Expected volatility factor 2	92.0% to 97.7%	84.1% to 88.1%	84.3% to 91.1%
Risk-free interest rate 3	0.9% to 2.0%	1.5% to 3.3%	1.3% to 3.4%
Expected annual dividend yield	0%	0%	0%

1
The expected term was generally determined based on historical activity for grants with similar terms and for similar groups of employees and represents the period of time that options are expected to be outstanding.  For employee options, groups of employees with similar historical exercise behavior are considered separately for valuation purposes.   For consultants, the expected term was determined based on the contractual life of the award.

2
The stock volatility for each grant is measured using the weighted average of historical daily price changes of our common stock over the most recent period equal to the expected option life of the grant.

3	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the measurement date.

Non-Plan Options and Warrants
Options granted outside the Stock Plans represent options issued as payment for services to consultants.  These non-plan options are for unregistered shares of our common stock which contain “piggy-back” registration rights on subsequent registration statements, if applicable.  We have not registered any of the shares underlying the non-plan options awarded in 2011, 2010 or 2009.   Warrants issued in connection with offerings of securities are also issued outside of the Stock Plans.  The shares underlying the warrants have been registered on a registration statement.  The following table presents a summary of non-plan option and warrant activity for the year ended December 31, 2011:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	6,095,020	$9.01
Granted	907,412	0.88
Exercised	(687,461)	0.54
Forfeited	0	0
Expired	(712,927)	37.64
Outstanding at end of year	5,602,044	5.09	3.52 years	$1,174,526
Exercisable at end of year	5,552,044	$5.13	3.51 years	$1,174,526

The aggregate intrinsic value of warrants exercised during 2011 and 2009 was $232,269 and $21,700 respectively.  The aggregate fair value of non-plan options and warrants vested during the years ended December 31, 2011, 2010, and 2009 was $470,383, $1,134,193, and $499,326, respectively.  This includes the grant date fair value of warrants issued in connection with the sale of equity securities during the years ended December 31, 2011, 2010, and 2009, of $416,618, $1,091,159, and $452,886, respectively, which is included in the accompanying statements of shareholders’ equity.

Non-plan options and warrants outstanding at December 31, 2011 and 2010 include warrants issued in connection with the sale of equity securities in various public and private placement transactions from 2000 to 2011 that represent 5,352,043 and 5,945,020 shares, respectively (see Note 9).  The estimated fair value of these warrants as of December 31, 2011 and 2010 are included in shareholders’ equity in the accompanying balance sheets.

The fair value of non-plan options and warrants for the years ended December 31, 2011, 2010, and 2009, respectively, was estimated using the Black-Scholes option-pricing model at each measurement date with the following assumptions:

	Year ended December 31,
	2011	2010	2009
Expected option term 1	4 to 5 years	4 to 5 years	4.5 to 5 years
Expected volatility factor 2	89.4% to 100.2%	88.7% to 94.2%	85.0% to 85.4%
Risk-free interest rate 3	0.9% to 2.4%	1.1% to 2.6%	2.0% to 2.7%
Expected annual dividend yield	0%	0%	0%

1	The expected term was determined based on the remaining contractual life of the award on the measurement date.

2	The stock volatility for each grant is measured using the weighted average of historical daily price changes of our common stock over the most recent period equal to the expected life of the award.

3	The risk-free interest rate for periods equal to the expected term of the award is based on the U.S. Treasury yield curve in effect at the measurement date.

Options and Warrants by Price Range
The options and warrants outstanding at December 31, 2011 under all plans, including the non-plan options and warrants, have exercise price ranges, weighted average contractual lives, and weighted average exercise prices as follows:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2011	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable at December 31, 2011	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
$0.54 - $0.82	4,004,502	$0.55	4.01	3,883,099	$0.55	3.94
$0.88 - $1.63	3,367,412	$0.90	6.22	871,578	$0.89	4.70
$1.88 - $2.98	511,320	$2.09	2.60	511,320	$2.09	2.60
$2.99 - $4.66	478,514	$3.34	3.95	450,874	$3.36	3.93
$4.67 - $7.08	538,960	$5.73	1.91	538,960	$5.73	1.91
$7.25 - $10.98	1,188,184	$8.99	1.95	1,188,184	$8.99	1.95
$11.10 - $19.50	277,921	$14.89	1.68	277,921	$14.89	1.68
$19.99 - $31.00	209,000	$25.35	0.10	209,000	$25.35	0.10
$35.41 – 56.66	529,475	$46.79	0.39	529,475	$46.79	0.39
	11,105,288	$5.03	3.99	8,460,411	$6.32	3.14

Upon exercise of options and warrants under all plans, we issue new shares of our common stock.   For shares issued upon exercise of warrants or equity awards granted under the Stock Plans, the shares of common stock are registered.   For shares issued upon exercise of non-plan RSU or option awards, the shares are not registered.  Cash received from option and warrant exercises for the years ended December 31, 2011, 2010, and 2009, was $330,938, $0, and $37,500, respectively.  No tax benefit was realized for the tax deductions from exercise of the share-based payment arrangements for the years ended December 31, 2011, 2010, and 2009 as the benefits were fully offset by a valuation allowance (see Note 7).

9.  STOCK AUTHORIZATION AND ISSUANCE

Preferred Stock
We have 15,000,000 shares of preferred stock authorized for issuance at the direction of the board of directors.  As of December 31, 2011, we had no outstanding preferred stock.

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

The first shelf registration statement (the “January 2009 Shelf”) was filed on January 5, 2009 (File No. 333-156571) and declared effective on January 20, 2009 for the offering of up to $25 million in securities.  We have issued an aggregate of approximately $19.6 million in securities under the January 2009 Shelf, including the offerings discussed below.  The January 2009 Shelf expired in January 2012.

The second shelf registration statement (the “September 2009 Shelf”) was filed on September 14, 2009 (File

No. 333-161903) and was declared effective on September 30, 2009 for the offering of up to $50 million in securities.  We have issued an aggregate of approximately $27 million in securities under the September 2009 Shelf, including the offerings discussed below.

The following table presents a summary of equity offerings for the years ended December 31, 2011, 2010, and 2009 (in thousands, except for per share amounts):

Date	Transaction	# of Common Shares/ Units Sold (in 000’s)	Price per Share/Unit	# of Warrants Issued (in 000’s)	Exercise Price per Warrant	Net Proceeds (in 000’s) (1)	Offering as % of Out-standing Common Stock (2)

September 14, 2011	September 2009 Shelf offering to two institutional investors	7,800	$0.88	n/a	n/a	$6,500	11.6%

	September 2009	3,332	$0.71	n/a	n/a
March 30, 2011	Shelf offering to a limited number of institutional					$4,100	10.2%
	and other investors (3)	2,691	$0.81	807	$0.88

November 19, 2010	January 2009 Shelf offering to one of our beneficial shareholders	2,830	$0.42	n/a	n/a	$1,100	5.4%

November 3, 2010	January 2009 Shelf offering a limited number of institutional and other investors (4)	8,583	$0.51	4,291	$0.54	$3,900	17.2%

November 16, 2009	September 2009 Shelf underwritten offering (5)	8,000	$2.00	n/a	n/a	$14,600	19.4%

	January 2009 Shelf Unit offering (6)(7)	2,157	$1.88	431	$1.88

March 3, 2009	January 2009 Shelf Common Stock offering (6)(8)	3,734	$1.67	n/a	n/a	$9,700	18.9%

	January 2009 Shelf offering to an affiliate of an executive officer and two directors	354	$1.85	n/a	n/a

(1)	After deduction of applicable underwriters’ discounts, placement agent fees, and other offering costs.
(2)	Calculated on an after-issued basis.
(3)
Offering included the sale of 3,332,117 shares of common stock at $0.71 per share and 2,691,360 units, each consisting of one share of common stock and three-tenths of a warrant to purchase common stock, at $0.81 per unit.  The warrants are exercisable beginning September 30, 2011 and expire on September 30, 2016.  The warrants were recorded at their relative fair value of approximately $0.4 million as estimated at their grant date using the Black-Scholes option pricing model (see Note 8).

(4)
Each unit consisted of one share of common stock and five-tenths of a warrant to purchase common stock.  The warrants were immediately exercisable and expire on November 3, 2015.  The warrants were recorded at their relative fair value of approximately $1.1 million as estimated at their grant date using the Black-Scholes option pricing model (see Note 8).

(5)	Piper Jaffray & Co. acted as underwriter and purchased shares from us at a discount of $0.14 per share, representing 7% of the public offering price, for an aggregate discount of $1.12 million.

(6)	Roth Capital Partners, LLC acted as underwriter for the two separate but concurrent transactions. The underwriter purchased units and common stock at a discount of 8% of the public offering price.
(7)
Each unit consisted of one share of common stock and two-tenths of a warrant.  The warrants are exercisable commencing March 3, 2009 and expire March 3, 2014.  The warrants were recorded at their relative fair value of approximately $0.45 million as estimated at their grant date using the Black-Scholes option pricing model (see Note 8).

(8)	The shares include the sale of 250,000 shares consummated on April 1, 2009 as a result of the underwriter’s exercise of an over-allotment option.

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

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments
Our headquarters facility in Jacksonville, Florida is leased pursuant to a non-cancelable lease agreement effective June 1, 2006.   The lease term, as amended in October 2011, provides for a straight-lined monthly rental payment of approximately $23,300 through October 31, 2014 with an option for renewal.  The lease provides for a tenant improvement allowance of approximately $93,700 which has been included in prepaid expenses and other current assets in the accompanying balance sheet with a corresponding entry to deferred rent.  Deferred rent is amortized as a reduction to lease expense over the lease term.

We also lease office space in Lake Mary, Florida for our wireless design center.  The lease term, as amended in April 2010 and modified in 2011, provides for a straight-lined monthly rental payment of approximately $17,100 through February 2014 with an option for renewal.  A tenant improvement allowance receivable of approximately$30,300 is included in prepaid expenses and other current assets in the accompanying balance sheet with a corresponding entry to deferred rent.  Deferred rent is amortized as a reduction to lease expense over the lease term.

In addition to sales tax payable on base rental amounts, certain leases obligate us to pay pro-rated annual operating expenses for the properties.  Rent expense for properties, for the years ended December 31, 2011, 2010, and 2009 was $408,070, $434,877, and $460,321, respectively.

In addition, we lease certain equipment, primarily for research and development activities, under non-cancelable operating leases with lease terms of less than one year.  Equipment rental expense for the years ended December 31, 2011, 2010, and 2009 was $188,713, $197,552, and $234,627, respectively.

Contractual Obligations
Future minimum lease payments under all non-cancelable operating leases and capital leases that have initial or remaining terms in excess of one year as of December 31, 2011 were as follows:

Contractual obligations:	2012	2013	2014	Total
Operating leases	$525,000	$540,700	$241,700	$1,307,400
Capital leases	12,200	0	0	12,200

Legal Proceedings
From time to time, we are subject to legal proceedings and claims which arise in the ordinary course of our business.  We believe, based upon advice from outside legal counsel, that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ParkerVision vs. Qualcomm, Inc.
In July 2011, we filed a complaint in the United States District Court of the Middle District of Florida against Qualcomm Incorporated (“Qualcomm”) seeking unspecified damages and injunctive relief for infringement of seven of our patents related to radio-frequency receivers and the down-conversion of electromagnetic signals (the “Complaint”).  Qualcomm filed an Answer and Counterclaim to our Complaint (the “Counterclaim”) in which Qualcomm denied infringement and alleged invalidity and unenforceability of each of our patents.  Qualcomm also named our long-time patent prosecution counsel, Sterne, Kessler, Goldstein & Fox PLLC (“SKGF”) as a co-defendant in its Counterclaim and further alleged that we aided and abetted SKGF in its alleged breach of fiduciary duty to Qualcomm and tortiously interfered with Qualcomm’s contractual relationship with SKGF.  In November 2011, we filed a motion to dismiss nine counts of Qualcomm’s Counterclaim and a motion to strike certain of Qualcomm’s affirmative defenses.  SKGF also filed a motion to dismiss Qualcomm’s claims against them.  In February 2012, we filed an amended Complaint which dropped two patents from our original Complaint and added one patent which was not included in our original Complaint.  In March 2012, Qualcomm filed an amended Counterclaim which dropped two counts from the original Counterclaim.  Qualcomm also filed a motion to dismiss our claims of indirect patent infringement.  The court has not yet ruled on these motions.

In November 2011, Qualcomm also filed a motion for preliminary injunction against SKGF.  In February 2012, the court denied as moot Qualcomm’s motion for preliminary injunction.  Instead, the Court approved a protective order, which all parties negotiated and agreed to, that enables SKGF to continue delivering legal advice and services to ParkerVision provided that they do not represent ParkerVision in the lawsuit or advise the Company regarding Qualcomm’s alleged infringement.

The court has set a hearing on claim construction for August 10, 2012, a deadline for fact discovery of November 30, 2012, and a trial date of August 5, 2013.   Discovery in the case has recently commenced.  At this time, we do not believe it is possible to predict the outcome of these proceedings.

Maxtak Capital Advisors LLC vs. ParkerVision
On December 28, 2011, MaxTak Capital Advisors LLC, Maxtak Partners LP and David Greenbaum (the “Plantiffs”) filed a complaint in the United States District Court of New Jersey against us, our chief executive officer, Jeffrey Parker and one of our directors, Robert Sterne, alleging common law fraud and negligent misrepresentation of material facts concerning the effectiveness of our technology and our success in securing customers.  The Plantiffs are seeking unspecified damages, including attorneys’ fees and costs.  On March 3, 2012, we filed a motion to dismiss and a motion to transfer.  Rather than oppose the motions, on March 23, 2012, the Plantiffs filed an amended complaint.    We believe this amended complaint is without merit and do not anticipate the outcome of this matter will have a material adverse effect on our financial position, results of operations or liquidity.

12. RELATED-PARTY TRANSACTIONS

We paid approximately $784,000, $794,000, and $909,000 in 2011, 2010, and 2009, respectively, for patent-related legal services to a law firm, of which Robert Sterne, one of our directors since September 2006, is a partner.

On September 14, 2011, we sold 500,000 shares of our common stock to Wellington at a price of $0.88 per share in an offering off our September 2009 Shelf.  On March 30, 2011 we sold 1,200,000 shares of our common stock to Wellington at a price of $0.71 per share in an offering off our September 2009 Shelf.  On November 19, 2010, we sold 2,829,520 shares of our common stock to Wellington at a price of $0.42 per share in an offering off our January 2009 Shelf.  Wellington is considered a related party under the rules of NASDAQ as they are a beneficial owner of more than 5% of our outstanding stock at the time of the transactions.

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

Our available for sale securities are held in accounts with brokerage institutions and consist of mutual funds invested primarily in short-term municipal securities.   We maintain our investments with what management believes to be quality financial institutions and while we limit the amount of credit exposure to any one institution, we could be subject to credit risks from concentration of investments in a single fund as well as credit risks arising from adverse conditions in the financial markets as a whole.

14.  FAIR VALUE MEASUREMENTS

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis included in our balance sheet at December 31, 2011 and 2010 are:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Available for sale securities:
Municipal bond mutual funds	$5,026,398	$5,026,398	$0	$0

December 31, 2010:
Available for sale securities:
Municipal bond mutual funds	$6,315,911	$6,315,911	$0	$0

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data presented below is in thousands except for per share data:

	For the three months ended				For the year ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	December 31, 2011

Revenues	$0	$0	$0	$0	$0
Gross margin	0	0	0	0	0
Net loss	(3,370)	(3,537)	(3,754)	(3,912)	(14,573)

Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.06)	$(0.06)	$(0.24)

	For the three months ended				For the year ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010

Revenues	$64	$0	$0	$0	$64
Gross margin	17	0	0	0	17
Net loss	(3,951)	(3,790)	(3,977)	(3,310)	(15,028)

Basic and diluted net loss per common share	$(0.10)	$(0.09)	$(0.10)	$(0.07)	$(0.35)

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information we are required to disclose in reports that we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.  Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our “disclosure controls and procedures,” as defined by the SEC as of December 31, 2011.

Based on such evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2011, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting as of December 31, 2011 is included in Item 8 of this Annual Report and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

In accordance with and satisfaction of the requirements of Form 8-K, we include the following disclosure:

On March 30, 2012, we issued a press release announcing our results of operations and financial condition for the fourth quarter and year end results for the period ended December 31, 2011.  The press release is attached hereto as Exhibit 99.1.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

Our directors, including their ages, backgrounds and qualifications are as follows:

Name, Age	Director Since	Background	Qualifications
Jeffrey Parker, 55	1989	• Our Chairman of the Board and Chief Executive Officer since our inception in 1989 • Our President from April 1993 to June 1998 • Holds 27 U.S. patents	• One of our founders • As Chief Executive Officer, has relevant insight into our operations, our industry and related risks • Experience bringing disruptive technologies to market
David Sorrells, 53	1997	• Our Chief Technical Officer since 1996 • Our Engineering Manager from 1990 to 1996 • Holds 135 U.S. patents	• One of the leading inventors of our core technologies • Has an in-depth understanding of our technologies and their relevance to our target markets
William Hightower, 68	1999
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
•     Longevity on our board provides a historical perspective and a relevant understanding of our target markets and industry

John Metcalf, 61	2004
•    Chief Financial Officer partner with Tatum LLC (executive services and consulting firm) from November 2002 until his retirement in July 2010
•    18 years’ experience as a chief financial officer, most recently at Electro Scientific Industries, Inc. (provider of high-technology manufacturing equipment to the global electronics market) from July 2006 until his retirement in September 2007 and at Siltronic (a silicon wafer manufacturer) from June 2004 to July 2006
•     Member of the Board of Directors and Chairman of the Audit Committee for EnergyConnect Group, Inc. from June 2007 to July 2011
•     Member of the Board of Directors and Chairman of the Audit, Compensation, and Nominating Committees for Trellis Earth Products, Inc. from August 2011 to present

•     Extensive experience in the semiconductor industry
•     In-depth understanding of generally accepted accounting principles, financial statements and SEC reporting requirements
•     Satisfies the audit committee requirement for financial expertise

Robert Sterne, 60	2006	• Partner of the law firm of Sterne, Kessler, Goldstein & Fox, PLLC (specializing in patent and other intellectual property law) since 1978 • Also served on our board from February 2000 to June 2003	• In-depth knowledge of our intellectual property portfolio and patent strategies • Considered a leader in best practices and board responsibilities concerning intellectual property
Nam Suh, 75	2003
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
•     Relevant experience with Korean culture and commerce

Papken der Torossian, 73	2003
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

Executive Officers

In addition to Jeffrey Parker, our Chief Executive Officer, and David Sorrells, our Chief Technical Officer, who also serve on our board and whose backgrounds are included in the table above, the following persons serve as our executive officers:

Name, Age	Position	Background
Cynthia Poehlman, 45	Chief Financial Officer
•     Our Chief Financial Officer since June 2004 and Corporate Secretary since  August 2007
•     Our Controller and Chief Accounting Officer from March 1994 to June 2004
•     Certified Public Accountant in the state of Florida since 1989

John Stuckey, 41	Executive Vice President of Corporate Strategy and Business Development
•     Our Executive Vice President since June 2008
•     Our Vice President of Corporate Strategy and Business Development from July 2004 to June 2008
•     Director of Business Development at Thomson, Inc. prior to July 2004.

Family Relationships

There are no family relationships among our officers or directors.

Audit Committee and Financial Expert

We have an audit committee that is comprised of independent directors as determined in accordance with the rules of NASDAQ for audit committee members.  Our audit committee is governed by a board-approved charter which, among other things, establishes the audit committee’s membership requirements and its powers and responsibilities.  The members of the audit committee are Messrs. William Hightower, John Metcalf, and Papken der Torossian.  Mr. Metcalf serves as chairman of the audit committee.

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

Shareholder Nominations

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

Based solely upon our review of the copies of such forms received by us and written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during the fiscal year ended December 31, 2011, our executive officers, directors and ten percent shareholders filed all reports required by Section 16(a) of the Exchange Act on a timely basis except that Mr. Jeffrey Parker had a Form 4 filed on April 26, 2011 reporting the acquisition of 65,110 shares of our common stock through his

ParkerVision 401(K) plan on April 21, 2011.  This Form 4 was filed one day late due to a delay in the receipt of trade information from the 401(K) plan broker.

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

Item 11. Executive Compensation.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee are all independent directors as determined in accordance with the rules of NASDAQ.  As of December 31, 2011, the members of our compensation committee were Messrs. Papken der Torossian, William Hightower, and Nam Suh.   No member of our compensation committee is or has been an executive officer of our company or had any relationship with us requiring disclosure as a related party transaction under the rules and regulations of the SEC, except that Mr. Hightower served as our President from September 2003 to November 2004.  None of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, an executive officer of which served as one of our directors or a member of our compensation committee.

Compensation Committee Report

The compensation committee of the board of directors (referred to in this Item as the “Committee”) oversees our compensation programs on behalf of the Board.  In fulfilling its oversight responsibilities, the Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Annual Report.  Based upon the review and discussions referred to above, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

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

Based on a consideration of our financial performance and other relevant corporate factors, the Committee limited its review of executive compensation programs in 2011 to long-term equity incentive award programs.

Comparative Benchmarking

In establishing our executive compensation policies, programs and awards, the Committee periodically reviews a comparative peer group (“Peer Group”) for compensation benchmarking data.  The Peer Group is selected based on (i) companies generally in wireless communications or communications equipment industries with an emphasis on semiconductor providers in particular, (ii) companies that are similarly sized in terms of market capitalization values, (iii) companies with similar growth and performance potential, and/or (iv) companies that are considered competitors of ours in either the labor or capital markets.   The current Peer Group was established by the Committee in 2009 and updated in 2011 to eliminate companies that were no longer relevant based on their business or financial metrics.  The Peer Group utilized for 2011 comparative benchmarking includes the following twelve companies:  Anadigics, Inc., Anaren, Inc., DSP Group, Inc., Emcore Corporation, GlobalStar, Inc., KVH Industries, Inc., MoSys, Inc., Oplink Communications, Inc., Powerwave Technologies, Inc.,  Superconductor Technologies, Inc., TranSwitch Corporation, and Volterra Semiconductor Corporation.

The Committee utilized data from this Peer Group to analyze executive long-term incentive compensation in 2011, as more fully discussed below.

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

Each component of the compensation program and the manner in which the Committee determines each component is discussed in detail below.  In addition to these components, we provide standard employee benefits that include health benefits, life insurance, and tax-qualified savings plans to all of our employees.  We did not provide any special employee benefits or perquisites in 2011 for executives other than supplemental life insurance policies for the benefit of the executives and an automotive allowance for Mr. Jeffrey Parker.  We do not have pension or other retirement benefits or any type of nonqualified deferred compensation programs for our executives or other employees.

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

Annual Performance Incentives – Annual performance incentives are generally established for the purpose of linking a meaningful portion of the executive’s pay to accomplishment of short-term objectives that are necessary for successful execution of our longer-term business plan.  Due to our financial performance and overall general economic conditions, the Committee did not implement a formal annual performance incentive plan for 2009, 2010 or 2011.  Rather, the Committee determined that it would discretionarily consider short-term equity-based or cash incentives at the end of the year based on individual contributions.  For 2011, the Committee approved cash bonuses to three of its NEOs for an aggregate of $26,000.  These discretionary cash bonuses were in recognition of significant efforts in preparation for and support of our patent infringement litigation.  The Committee did not make any short-term equity performance incentive awards to its executives in 2011.

The Committee has not approved any short-term incentive award programs for executives or other employees for 2012.  The Committee may continue to utilize discretionary cash and/or equity-based awards for short-term incentives although no such awards are currently being contemplated.

Long-Term Incentives - Long term incentives are specifically designed to align employee and shareholder interests by rewarding performance that enhances shareholder value.  Equity-based awards are used for long-term incentives in order to link employee’s compensation to the value of our common stock.  Long-term equity-based incentive awards have been in the form of both stock options and RSUs.  The Committee believes both equity instruments are strong motivators for enhancing shareholder value through corporate achievements.

In 2008, the Committee awarded RSUs as long-term incentive awards in connection with the execution of executive employment agreements.  These awards provided for long-term incentives for 2008 and 2009.  No long-term incentives were awarded by the Committee to executives in 2010.

In 2011, the Committee approved long-term equity incentive awards for its NEOs and one senior management employee in the form of stock options.  The Committee awarded an aggregate of 2,250,000 stock options which vest in twelve equal quarterly increments beginning January 15, 2012.   The long-term incentive awards were based on the Committee’s analysis of the 2011 Peer Group, individual achievements, and consideration that no long-term equity incentive awards had been granted to the executives since 2008.  The Peer Group data analyzed by the Committee included executives’ aggregate equity holdings and annual long-term equity incentive awards as a percentage of total company shares outstanding. The Peer Group data revealed that our executives’ equity ownership, on average, was significantly below that of the Peer Group.

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

Section 162(m) of the Code limits the deductibility from U.S. taxable income of certain types of compensation in excess of $1,000,000 paid by us to certain of our NEOs.  This limitation may apply to the realized value of awards made under our equity award plans.  Compensation that is determined to be “performance-based” under the Code is not subject to this deduction limit.  For 2011, we did not pay compensation in excess of $1,000,000 to any executive and therefore we did not incur a deduction limitation under Section 162(m).

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

Employment and Other Agreements

In June 2008, we entered into Executive Employment Agreements (“Agreements”) with each of our NEOs including Jeffrey Parker, our chief executive officer, Cynthia Poehlman, our chief financial officer, David Sorrells, our chief technology officer, and John Stuckey, our executive vice-president of corporate strategy and business development.   The Agreements had an initial three-year term, which ended on May 31, 2011, with a provision for automatic annual renewal thereafter.   The Committee allowed the Agreements to renew for a one-year term which ends May 31, 2012.

The Agreements provide each executive with a base salary commensurate with his or her position in the organization, a performance-based achievement bonus program, subject to the discretion of the Committee, and long-term equity incentive awards.  In connection with the execution of the Agreements in 2008, the Committee awarded each executive RSUs that vested in twelve equal quarterly increments from August 31, 2008 through May 31, 2011 (the “time-based RSUs”) as well as RSUs that vested on the earlier of June 4, 2011 or such date that certain market conditions are met, as measured by the price of our common stock (the “market-based RSUs”).   The time-based RSUs and market-based RSUs collectively represented the 2008 and 2009 long-term equity incentive awards for our NEOs.  The Agreements allow for additional equity awards at the discretion of the Committee. The Agreements also contain provisions for the protection of our intellectual property and for severance benefits and non-compete restrictions in the event of termination of the executive’s employment.   Severance benefits are payable to the executives under the terms of the Agreements in the event the executive is terminated without cause, due to a change in control event, or for “Good Reason” as defined in the Agreements.  The severance package to be paid under the Agreements includes (a) a multiple of base salary; (b) an amount in lieu of annual bonus or incentive compensation; (c) continuation of group health benefits and (d) acceleration of certain unvested and outstanding equity awards.  Amounts to be paid to each executive for various termination events are included in the tables under “Potential Payments upon Termination or Change-in-Control” below.

The non-compete provisions of  the Agreements impose restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from our customers.  We also have non-compete arrangements in place with all of our other employees that are similar to the non-compete restrictions for our NEOs.  The non-compete provision of the Agreements remain in effect for up to three years following the executive’s termination, provided that we compensate the executive the equivalent of his or her base salary on a monthly basis over the restriction period (“Non-Compete Compensation”).  In the event of termination due to a change in control, the executive’s severance pay in excess of twelve months’ base salary is applied as a credit toward the Non-Compete Compensation.  Furthermore, in the event the executive is terminated for cause or resigns without “Good Reason” as defined in the Agreements, all gains realized by the executive from the sale of equity awards during the twelve months preceding termination, as well as the value at the date of termination of all outstanding equity awards, will be credited towards the Non-Compete Compensation.

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

In 2012, the Committee provided notice to the executives that the current Agreements would not automatically renew upon their expiration in May 2012.  Rather, the Committee intends to propose new executive employment agreements to each of its NEOs upon expiration of the existing Agreements.

Summary Compensation Table

The following table summarizes the total compensation of each of our NEOs for the fiscal years ended December 31, 2011, 2010, and 2009.  Given the complexity of disclosure requirements concerning executive compensation, and in particular with respect to the standards of financial accounting and reporting related to equity compensation, there is a difference between the compensation that is reported in this table versus that which is actually paid to and received by the NEOs.  The amounts in the Summary Compensation Table that reflect the full grant date fair value of an equity award, do not necessarily correspond to the actual value that has been realized or will be realized in the future with respect to these awards.

(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)		(i)
		Salary		Bonus	Stock Awards	Option Awards 1	Non-equity Incentive Plan Com-pensation	All Other		Total
Name and Principal Position	Year	($)		($)	($)	($)	($)	($)		($)
Jeffrey Parker, Chief Executive Officer and Chairman of the Board	2011	$325,000		$0	$0	$671,756	$0	$27,690	3	$1,024,446
	2010	337,500	2	0	0	0	0	28,613		366,116
	2009	325,000		0	0	0	0	29,690		354,690
Cynthia Poehlman, Chief Financial Officer and Corporate Secretary	2011	225,000		8,500	0	167,939	0	750	4	402,189
	2010	233,654	2	0	0	0	0	750		234,404
	2009	225,000		0	0	0	0	2,750		227,750
David Sorrells, Chief Technology Officer	2011	275,625		10,000	0	335,878	0	2,100	4	623,603
	2010	286,226	2	0	0	0	0	2,100		288,326
	2009	275,625		5,000	0	0	0	2,100		282,725
John Stuckey, Executive Vice President, Corporate Strategy and Business Development	2011	250,000		7,500	0	167,939	0	1,263	4	426,702
	2010	259,615	2	0	0	0	0	1,263		260,878
	2009	250,000		0	0	0	0	2,895		252,895

1
The amounts reported in column (f) represent the full grant date fair value of stock awards in accordance with ASC 718, net of estimated forfeitures.  Refer to Note 8 of the financial statements included in Item 8 for the assumptions made in the valuation of stock awards.  See Grants of Plan-Based Awards table below.

2
All salaried employees are paid on a biweekly basis.  The biweekly salary is determined by dividing annual base salary by 26 biweekly pay periods.  In 2010, our pay schedule included 27 biweekly pay periods resulting in a higher annual salary in 2010 for all salaried employees, including our NEOs.

3
This amount includes (i) the dollar value of premiums paid by us in 2011 for life insurance for the benefit of Mr. Parker in the amount of $3,690 and (ii) the gross value of Mr. Parker’s automobile allowance of $24,000.

4	This amount represents the dollar value of premiums paid by us in 2011 for life insurance for the benefit of the executive.

Grants of Plan-Based Awards

The following table summarizes information concerning each grant of an award made in our fiscal year ending December 31, 2011 to each of our NEOs:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or base price of option awards per share ($)	Grant Date Fair Value of Stock and Option Awards ($)
Jeffrey Parker	10/17/2011	1,000,000	$0.89	$671,756
Cynthia Poehlman	10/17/2011	250,000	0.89	167,939
David Sorrells	10/17/2011	500,000	0.89	335,878
John Stuckey	10/17/2011	250,000	0.89	167,939

These awards were each granted from our 2011 Stock Plan, vest in equal quarterly increments beginning January 15, 2012 and expire October 15, 2018.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information concerning the outstanding equity awards as of December 31, 2011 for each of our NEOs:

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise price ($)	Option expiration date
(a)	(b)	(c)	(d)	(e)
Jeffrey Parker	15,000		$19.99	2/26/12
	75,000		5.77	8/9/12
	10,908		8.91	12/20/12
	7,583		9.80	5/3/13
	90,000		8.81	10/12/13
	37,500		9.89	2/15/14
	37,500		10.82	5/15/14
	37,500		12.30	8/15/14
	37,500		10.36	11/15/14
		1,000,0001	0.89	10/15/18
Cynthia Poehlman	25,000		5.77	8/9/12
	4,563		8.91	12/20/12
	3,205		9.80	5/6/13
	25,000		8.81	10/12/13
	8,750		9.89	2/15/14
	8,750		10.82	5/15/14
	150,000		5.70	6/25/14
	8,750		12.30	8/15/14
	8,750		10.36	11/15/14
		250,0001	0.89	10/15/18

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise price ($)	Option expiration date
(a)	(b)	(c)	(d)	(e)
David Sorrells	25,000		5.77	8/9/12
	125,000		9.00	11/21/12
	4,988		8.91	12/20/12
	3,898		9.80	5/3/13
	38,000		8.81	10/12/13
		500,0001	0.89	10/15/18
John Stuckey	25,000		5.77	8/9/12
	5,133		8.91	12/20/12
	3,394		9.80	5/3/13
	25,000		8.81	10/12/13
	8,750		9.89	2/15/14
	8,750		10.82	5/15/14
	107,875		4.67	7/8/14
	8,750		12.30	8/15/14
	8,750		10.36	11/15/14
		250,0001	0.89	10/15/18

1	Option vests in twelve equal quarterly increments beginning on January 15, 2012.

Option Exercises and Stock Vested

The following table summarizes information concerning the option exercises and vesting of stock awards for the fiscal year ended December 31, 2011 on an aggregate basis for each of our NEOs:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting1 (#)	Value Realized on Vesting ($)
Jeffrey Parker	0	$0	87,500	$67,750
Cynthia Poehlman	0	0	26,250	20,325
David Sorrells	0	0	52,090	40,397
John Stuckey	0	0	26,250	20,325

1	These shares represent vesting of RSUs awarded in connection with executive employment agreements in June 2008.

Potential Payments upon Termination or Change-in-Control

The Agreement with each of our NEOs provide for payments upon termination for various events including, with or without cause termination by us, termination due to death or disability of the executive, termination due to a change-in-control event and termination by the executive for “Good Reason” as defined in the Agreements.  Upon the termination of a NEO, we may enforce non-compete provisions over a restriction period not to exceed three years provided that we compensate the NEO at their ending base salary for the designated restriction period.  Certain severance payments and other amounts may be applied as credits toward our Non-Compete Compensation obligation as more fully described below.

Payments Made Upon Termination - When a NEO’s employment is terminated for any reason, other than for cause, he or she is entitled to receive his or her base salary through the date of termination and any earned but unused vacation pay.  When a NEO’s employment is terminated for cause, he or she is only entitled to his or her base salary through the date of termination.  Furthermore, in the event a NEO’s employment is terminated for cause or a NEO resigns without “Good Reason”, all gains realized from the NEO’s sale of our common shares from vested RSUs or stock options during the twelve months immediately preceding the termination date shall be credited towards Non-Compete Compensation.  In addition, the total value of equity instruments provided to the NEO during the entire term of his or her employment with us that are vested and outstanding at the termination date shall be credited towards the Non-Compete Compensation.  The value of outstanding equity awards shall be determined using the closing market price of our common stock on the termination date.

Payments Made Upon Termination Due to a Change in Control- In the event a NEO is terminated within two years of a change-in-control event, in addition to the benefits listed under “Payments Made Upon Termination” above, he or she is entitled to receive a multiple of his or her base salary, an amount in lieu of annual bonus or incentive compensation, continuation of group health benefits and acceleration of certain unvested and outstanding equity awards.  The base salary multiple varies by individual and ranges from 150% to 300%.  The amount in lieu of annual bonus or incentive compensation is determined based on the greater of the bonus or annual incentive compensation earned in the year prior to the change in control, the average of the prior three year’s bonus or annual incentive compensation, or a prorated amount of the current year’s bonus or annual incentive compensation.  The severance pay in excess of twelve months’ base salary is applied as a credit toward the Non-Compete Compensation.

In accordance with the terms of the executive’s individual equity agreements, the NEO would also be eligible for accelerated vesting of certain equity awards in the event of a change-in-control.  Any unvested stock options or unvested time-based RSUs will automatically vest upon a change-in-control.  If the change-in-control occurrence is approved by our board of directors, the board may, at its option, accelerate the vesting of any unvested time-based RSUs and repurchase them for a cash value as defined in the equity plan.

Payments Made Upon Termination Without Cause - In the event a NEO is terminated without cause and the executive executes a release agreement with us, he or she is entitled to a severance package.  The severance package includes (i) a continuation of base salary for a twelve month period following termination, (ii) payment of a prorated portion of any incentive bonus for the year of termination at such time as bonuses would normally be payable if executive had worked through the full fiscal year, and (iii) continuation of group health benefits.  In the event a NEO terminates for “Good Reason” as defined in the Agreement and executes a release agreement with us, he or she is entitled to the same severance benefits as if he or she was terminated without cause.   Good Reason is defined in the Agreement as a material diminution in the executive’s authority, duties or responsibilities, a material diminution in the executive’s base compensation and benefits, except for reductions applicable to all executives, a material relocation of the executive’s primary office or a material breach of the Agreement by us.

Payments Made Upon Termination Due to Disability - In the event a NEO is terminated within six months of becoming disabled, as defined in the Agreement, he or she will be entitled to the benefits listed under “Payments Made upon Termination” and the severance package listed under “Payments Made upon Termination without Cause” above.  If, however, the NEO is terminated after six months of becoming disabled, he or she becomes eligible for payments under a Company-paid long-term disability plan with a third-party carrier in which case, the severance package is limited to the continuation of health benefits.   In addition, if a NEO is terminated due to disability, he or she receives an automatic acceleration of fifty percent of any unvested options or RSUs in accordance with the terms of the individual equity agreements.

Payments Made Upon Death - Upon the death of a NEO, the executive’s beneficiaries shall receive the proceeds from Company-paid life insurance policies purchased for the benefit of the executive.   In addition, the NEO’s beneficiaries shall receive an acceleration of fifty percent of any unvested options or RSUs in accordance with the terms of the individual equity agreements.

The following tables reflect the estimated amount of compensation due to each of our NEOs in the event of termination of their employment.  Actual amounts to be paid out could only be determined at the time of an executive’s actual separation.   For purposes of this disclosure, we assume the triggering event for termination occurred on December 31, 2011.   The intrinsic value of equity awards upon termination is calculated based on the December 31, 2011 closing price of our common stock of $0.86.

  Jeffrey Parker, Chairman and Chief Executive Officer
Benefit and Payments Upon Separation	Change in Control (Not Board Approved)		Change in Control (Board Approved)		Without Cause or for “Good Reason”		Disability		Death

Salary	$975,000	1	$975,000	1	$325,000		$325,000	2	$0
Short-term Incentive Compensation	0	3	0	3	0	4	0	2,4	0
Long-term Equity Compensation:
Stock Options	0		0		0		0		0
Benefits & Perquisites
Health Benefits	28,689		28,689		28,689		28,689		28,689
Life Insurance Proceeds	0		-		-		-		2,000,000	5
Accrued Vacation Pay	12,500		12,500		12,500		12,500		12,500
Total	$1,016,189		$1,016,189		$366,189		$366,189		$2,041,189

1	Under the Agreement, Mr. Parker is entitled to three times his regular annual base salary.
2
Assumes termination occurs within first six months of executive becoming disabled.  Following a six month period, executive is not entitled to salary continuation or short-term incentive compensation payments.

3
Under the Agreement, executive is entitled the greater of (i) an amount equal to his bonus or annual incentive compensation earned in the year prior to the change in control, (ii) the average of bonus and annual incentive compensation for the three full fiscal years prior to the change in control, or (iii) a prorated amount of the current year’s bonus or annual incentive compensation.

4
Short-term incentive compensation is based on the established incentive target for the year of termination.  As no targets were established for 2011, executive is not entitled to short-term incentive payment under this scenario.

5	Represents proceeds payable by a third-party insurance carrier on a Company-paid life insurance policy for the benefit of the executive.

  Cynthia Poehlman, Chief Financial Officer and Corporate Secretary
Benefit and Payments Upon Separation	Change in Control (Not Board Approved)		Change in Control (Board Approved)		Without Cause or for “Good Reason”		Disability		Death

Salary	$450,000	1	$450,000	1	$225,000		$225,000	2	$0
Short-term Incentive Compensation	8,500	3	8,500	3	0	4	0	2,4	0
Long-term Equity Compensation:
Stock Options	0		0		0		0		0
Benefits & Perquisites
Health Benefits	28,689		28,689		28,689		28,689		28,689
Life Insurance Proceeds	0		0		0		0		1,000,000
Accrued Vacation Pay	0		0		0		0		0
Total	$487,189		$487,189		$253,689		$253,689		$1,028,689

1	Under the Agreement, Ms. Poehlman is entitled to two times her regular annual base salary.
2
Assumes termination occurs within first six months of executive becoming disabled.  Following a six month period, executive is not entitled to salary continuation or short-term incentive compensation payments.

3
Under the Agreement, executive is entitled the greater of (i) an amount equal to her bonus or annual incentive compensation earned in the year prior to the change in control, (ii) the average of bonus and annual incentive compensation for the three full fiscal years prior to the change in control, or (iii) a prorated amount of the current year’s bonus or annual incentive compensation.

4
Short-term incentive compensation is based on the established incentive target for the year of termination.  As no targets were established for 2011, executive is not entitled to short-term incentive payment under this scenario.

5	Represents proceeds payable by a third-party insurance carrier on a Company-paid life insurance policy for the benefit of the executive.

  David Sorrells, Chief Technology Officer
Benefit and Payments Upon Separation	Change in Control (Not Board Approved)		Change in Control (Board Approved)		Without Cause or for “Good Reason”		Disability		Death

Salary	$826,875	1	$826,875	1	$275,625		$275,625	2	$0
Short-term Incentive Compensation	10,000	3	10,000	3	0	4	0	2,4	0
Long-term Equity Compensation:
Stock Options	0		0		0		0		0
Benefits & Perquisites
Health Benefits	28,689		28,689		28,689		28,689		28,689
Life Insurance Proceeds	0		0		0		0		1,000,000	5
Accrued Vacation Pay	10,601		10,601		10,601		10,601		10,601
Total	$876,165		$876,165		$314,915		$314,915		$1,039,290

1	Under the Agreement, Mr. Sorrells is entitled to three times his regular annual base salary.
2
Assumes termination occurs within first six months of executive becoming disabled.  Following a six month period, executive is not entitled to salary continuation or short-term incentive compensation payments.

3
Under the Agreement, executive is entitled the greater of (i) an amount equal to his bonus or annual incentive compensation earned in the year prior to the change in control, (ii) the average of bonus and annual incentive compensation for the three full fiscal years prior to the change in control, or (iii) a prorated amount of the current year’s bonus or annual incentive compensation.

4
Short-term incentive compensation is based on the established incentive target for the year of termination.  As no targets were established for 2011, executive is not entitled to short-term incentive payment under this scenario.

5	Represents proceeds payable by a third-party insurance carrier on a Company-paid life insurance policy for the benefit of the executive.

  John Stuckey, Executive Vice President of Corporate Strategy and Business Development
Benefit and Payments Upon Separation	Change in Control (Not Board Approved)		Change in Control (Board Approved)	Without Cause or for “Good Reason”		Disability		Death

Salary	$375,000	1	$375,000	$250,000		$250,000	2	$0
Short-term Incentive Compensation	7,500	3	7,500	0	4	0	2.4	0
Long-term Equity Compensation:
Stock Options	0		0	0		0		0
Benefits & Perquisites
Health Benefits	0		0	0		0		0
Life Insurance Proceeds	0		0	0		0		1,250,000	5
Accrued Vacation Pay	9,615		9,615	9,615		9,615		9,615
Total	$392,115		$392,115	$259,615		$259,615		$1,259,615

1	Under the Agreement, Mr. Stuckey is entitled to one and one half times his regular annual base salary.
2
Assumes termination occurs within first six months of executive becoming disabled.  Following a six month period, executive is not entitled to salary continuation or short-term incentive compensation payments.

3
Under the Agreement, executive is entitled the greater of (i) an amount equal to his bonus or annual incentive compensation earned in the year prior to the change in control, (ii) the average of bonus and annual incentive compensation for the three full fiscal years prior to the change in control, or (iii) a prorated amount of the current year’s bonus or annual incentive compensation.

4
Short-term incentive compensation is based on the established incentive target for the year of termination.  As no targets were established for 2011, executive is not entitled to short-term incentive payment under this scenario.

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

The annual board and committee fees earned are paid in quarterly installments at the end of each fiscal quarter.  In 2011, in order to help us preserve our cash resources, the non-employee directors elected to forego one-half of their annual cash directors’ fees for equity in the form of nonqualified stock options.  On May 16, 2011, we granted each non-employee director options to purchase 23,093 shares of our common stock at an exercise price $0.75 per share.  The options for each of our five non-employee directors vested in three equal increments on June 30, 2011, September 30, 2011, and December 31, 2011, and had a grant-date fair value of $12,500, the equivalent value of the waived cash fees.

The standard directors’ compensation program provides for the grant of 40,000 share options upon initial election to the Board for new non-employee board members.  We did not elect any new board members in 2011.  The directors’ compensation plan also provides for annual equity awards for our non-employee directors.  The annual equity award currently consists of a grant of 5,000 stock options and 2,500 RSUs which vest one year following the grant date and expire seven years following the grant date.   The director equity awards are granted on the 15th day of the first month following the directors’ election at the annual shareholders meeting.   In the event a director resigns or is removed from the board for cause prior to the vesting date, any unvested equity awards will be forfeited.  Upon grant, the directors may elect to defer distribution of their vested RSUs until retirement from the board; otherwise, the RSUs will be distributed upon vesting.

On October 17, 2011, each of our non-employee directors was granted options to purchase 5,000 shares of our common stock at an exercise price of $0.89 per share and 2,500 RSUs.  Both the options and RSUs will vest on October 15, 2012.  The options and RSUs had a grant date fair value of $3,261 and $2,225, respectively.  In addition, in 2011, the Committee, with the assistance of our internal human resource management personnel, reviewed the director compensation programs of the same Peer Group utilized for analysis of executive compensation.  This data revealed that the value of our director’s annual equity compensation fell significantly below the overall Peer Group average.  Based on these findings, the Committee recommended, and the Board approved, an additional equity award in the form of 25,000 nonqualified stock options to non-employee directors in 2011.  Each option was granted on November 15, 2011 at a market price of $1.03 per share, will vest on October 15, 2012, and had a grant-date fair value of $18,844.

All board members are reimbursed for reasonable expenses incurred in attending meetings.  In addition, we encourage board participation in relevant educational programs and we reimburse our board members for all or a portion of costs, including travel, for these purposes.

Director Compensation Table

The following table summarizes the compensation of our non-employee directors for the year ended

December 31, 2011.   Directors who are named executive officers do not receive separate compensation for their service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards1 ($)	Option Awards2 ($)	Total ($)
(a)	(b)	(c)	(d)	(e)
Papken der Torossian	$29,999	$2,225	$34,605	$66,829
William Hightower	24,999	2,225	34,605	61,829
John Metcalf	32,499	2,225	34,605	69,329
Robert Sterne	14,999	2,225	34,605	51,829
Nam Suh	19,999	2,225	34,605	56,829

1
The amount reported in column (c) above represents the full grant date fair value related to an October 17, 2011 award of 2,500 RSUs to each director, as recognized under ASC 718, excluding forfeiture estimates.  The grant date fair value for each award is described above under “Director Compensation Arrangements.”  Refer to Note 8 of the financial statements included in Item 8 for the assumptions made in the valuation of stock awards.

2
The amount reported in column (d) above represents the full grant date fair value of director share options awarded in 2011, as recognized under ASC 718, excluding forfeiture estimates.  The grant date fair value for each award is described above under “Director Compensation Arrangements.”  Refer to Note 8 of the financial statements included in Item 8 for the assumptions made in the valuation of stock awards.

As of December 31, 2011, the number of options and restricted stock units outstanding for each of our directors was as follows:

	Number of securities underlying outstanding options		Number of securities underlying RSU grants
Name	(#) Exercisable	(#) Unexercisable 1	(#) Unvested 1
Papken Der Torossian	218,093	30,000	2,500
William Hightower	223,993	30,000	2,500
John Metcalf	146,493	30,000	2,500
Robert Sterne	133,093	30,000	2,500
Nam Suh	146,163	30,000	2,500

1	The unexercisable options and RSUs for each director will vest in October 2012.

Compensation Policies and Practices and Risk Management

We do not believe that our compensation practices and policies encourage unnecessary risk-taking.  Executives’ base salaries are fixed in amount and thus do not encourage risk-taking. We have paid minimal bonuses in the last three fiscal years. A significant portion of each of our executive’s compensation is in the form of long-term equity awards that help align executives’ interests with those of our shareholders.

We do not believe the compensation programs for employees generally create risks that are reasonably likely to have a material adverse effect on us. We believe that the design of our annual cash and long-term equity incentives provides an effective and appropriate mix of incentives to help ensure our performance is focused on long-term shareholder value creation and does not encourage the taking of short-term risks at the expense of long-term results.   Bonuses for employees are generally discretionary based on individual performance and any other factors we may determine to be appropriate in the circumstances.  As with the compensation of our executive officers, a substantial portion of the compensation for employees generally is delivered in the form of equity awards that help further align the interests of employees with those of shareholders.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class1
Jeffrey Parker 15	3,008,244	2	4.41%
Cynthia Poehlman 15	324,610	3	0.48%
David Sorrells 15	341,414	4	0.50%
John Stuckey 15	277,106	5	0.41%
William Hightower 15	153,993	6	0.23%
John Metcalf 15	153,993	7	0.23%
Robert Sterne 15	141,594	8	0.21%
Nam Suh 15	151,163	9	0.22%
Papken der Torossian 15	386,674	10	0.57%
Del Mar	9,798,471	11	14.48%
Wellington Management Company, LLP	8,649,000	12	12.78%
Gem Investment Advisors, LLC	6,304,993	13	9.18%
Austin W. Marxe and David M. Greenhouse	4,215,891	14	6.23%
All directors, director nominees and executive officers as a group (9 persons)	4,938,791	16	7.08%

1
Percentage includes all outstanding shares of common stock plus, for each person or group, any shares of common stock that the person or the group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

2
Includes 500,151 shares of common stock issuable upon currently exercisable options, 190,485 shares held by Mr. Parker directly, 2,072,584 shares held by Jeffrey Parker and Deborah Parker Joint Tenants in Common, 37,000 shares held by J-Parker Family Limited Partnership, 78,910 shares owned through Mr. Parker’s 401(k) plan, and 129,114 shares owned of record by Mr. Parker’s three children over which he disclaims ownership.  Excludes 833,340 shares of common stock issuable upon options that may become exercisable in the future.  Mr. Jeffrey L. Parker has sole voting and dispositive power over the shares of common stock owned by the J-Parker Family Limited Partnership, as a result of which Mr. Jeffrey Parker is deemed to be the beneficial owner of such shares.

3	Includes 284,433 shares of common stock issuable upon currently exercisable options and excludes 208,335 shares of common stock issuable upon options that may become exercisable in the future.

4	Includes 280,216 shares of common stock issuable upon currently exercisable options and excludes 416,670 shares of common stock issuable upon options that may become exercisable in the future.

5	Includes 243,067 shares of common stock issuable upon currently exercisable options and excludes 208,335 shares of common stock issuable upon options that may become exercisable in the future.

6
Includes 111,493 shares of common stock issuable upon currently exercisable options and excludes 2,500 unvested RSUs and 30,000 shares of common stock issuable upon options that may become exercisable in the future.

7
Includes 146,493 shares of common stock issuable upon currently exercisable options and excludes 2,500 unvested RSUs and 30,000 shares of common stock issuable upon options that may become exercisable in the future.

8
Includes 120,593 shares of common stock issuable upon currently exercisable options and excludes 2,500 unvested RSUs and 30,000 shares of common stock issuable upon options that may become exercisable in the future.

9
Includes 146,163 shares of common stock issuable upon currently exercisable options and excludes 2,500 unvested RSUs and 30,000 shares of common stock issuable upon options that may become exercisable in the future.

10
Includes 218,093 shares of common stock issuable upon currently exercisable options and excludes 2,500 unvested RSUs and 30,000 shares of common stock issuable upon options that may become exercisable in the future.

11
As reported on a Form 13G filed September 9, 2011.  Includes 9,698,471 shares over which Mr. David Freelove (“Freelove”), Del Asset Management LP (“DMAM”) and Del Mar Management LLC (“DMM”) have shared voting and dispositive power and 100,000 shares over which Freelove has sole voting and dispositive power.  DMAM serves as investment manager for Del Mar Master Fund (“DMF”) and is therefore deemed beneficial owner of the 8,429,571 shares over which DMF has shared voting and dispositive power.  DMM, as general partner of DMAM, is considered beneficial owner of shares beneficially owned by DMAM.   Freelove, as the managing member of DMM, is deemed to be the beneficial owner of shares beneficially owned by DMM.  The business address for each of Master Fund, DMAM, Freelove and DMM is 711 Fifth Avenue, New York, New York 10022.

12
As reported on a Form 13G amendment filed February 14, 2012.  Wellington Management Company LLP (“Wellington”) has shared voting power over 5,266,435 shares and shared dispositive power over 8,649,000 shares.  The business address of Wellington is 280 Congress Street, Boston, Massachusetts 02210.  Wellington, in its capacity as investment adviser, may be deemed to have beneficial ownership of shares that are held of record by investment advisory clients of Wellington.

13
As reported on a Form 13G amendment filed February 14, 2012.  Includes 5,147,710 shares and 1,023,284 currently exercisable warrants held by Gem Partners LP (“GEM”) over which GEM, GEM Investment Advisors, LLC (“Advisors”) and Mr. Daniel Lewis (“Lewis”) have shared voting and dispositive power, 67,999 shares held by Flat Rock Partners LP (“FlatRock”) over which FlatRock, Advisors and Lewis have shared voting and dispositive power, and 66,000 shares held by Lewis over which Lewis has sole voting and dispositive power.  Advisors is the general partner of GEM and Flatrock, as a result of which Advisors is deemed to be beneficial owner of such shares.  Lewis, as the controlling person of Advisors is deemed to beneficially own the shares beneficially owned by them.  The business address for each of Advisors, GEM, FlatRock and Lewis is 100 State Street, Suite 2B, Teaneck, New Jersey 07666.

14
As reported on a Form 13G filed February 13, 2012.  Mr. Austin W. Marxe (“Marxe”) and Mr. David M. Greenhouse (“Greenhouse”) share voting and dispositive power over 526,171 shares and 245,821 currently exercisable warrants owned by Special Situations Private Equity Fund, L.P., 374,225 shares and 157,325 currently exercisable warrants owned by Special Situations Technology Fund, L.P. , 1,931,008 shares and 825,958 currently exercisable warrants owned by Special Situations Technology Fund II , L.P. , 39,375 shares owned by Special Situations Cayman Fund, L.P. and 116,008 shares owned by Special Situations Fund III QP, L.P.  The business address for Marxe and Greenhouse is 527 Madison Avenue, Suite 2600, New York, New York, 10022.

15	The person’s address is 7915 Baymeadows Way, Suite 400, Jacksonville, Florida 32256.

16
Includes 2,050,702 shares of common stock issuable upon currently exercisable options held by directors and officers and excludes 12,500 unvested RSUs and 1,816,680 shares of common stock issuable upon options that may vest in the future held by directors and officers (see notes 2, 3, 4, 5, 6, 7, 8, 9, and 10 above).

Equity Compensation Plan Information

The following table gives information as of December 31, 2011 about shares of our common stock authorized for issuance under all of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders1	5,503,244	$4.97	3,468,182
Equity compensation plans not approved by security holders 2	250,000	$1.34	-
Total	5,753,244		3,468,182

1
Includes the 1993 Stock Plan, the 2000 Performance Equity Plan, the 2008 Equity Incentive Plan and the 2011 Long-Term Incentive Equity Plan.  The type of awards that may be issued under each of these plans is discussed more fully in Note 8 to our financial statements included in Item 8.

2
Includes exercisable options granted to a consulting firm to purchase 50,000 shares at an exercise price of $3.27 per share; 100,000 shares at an exercise price of $0.82 per share and 100,000 shares at an exercise price of $0.89 per share.  These options were granted in 2009, 2010 and 2011, respectively, vest in equal monthly increments over the twelve month term of the related consulting agreement and expire five years from the grant date.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

We paid approximately $784,000 and $794,000 in 2011 and 2010, respectively, for patent-related legal services to a law firm, of which Robert Sterne, one of our directors since September 2006, is a partner.

On September 14, 2011, we sold 500,000 shares of our common stock to Wellington at a price of $0.88 per share in an offering off our September 2009 Shelf.  On March 30, 2011 we sold 1,200,000 shares of our common stock to Wellington at a price of $0.71 per share in an offering off our September 2009 Shelf.  On November 19, 2010, we sold 2,829,520 shares of our common stock to Wellington at a price of $0.42 per share in an offering off our January 2009 Shelf.  Wellington is considered a related party under the rules of NASDAQ as they are a beneficial owner of more than 5% of our outstanding stock at the time of the transactions.

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

Audit Fees.  For the years ended December 31, 2010 and December 31, 2011, the aggregate fees billed for professional services rendered for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $400,000 and $368,000,  respectively.

Audit Related Fees.  For the years ended December 31, 2010 and December 31, 2011, there were no fees billed for professional services by our principal accountants for assurance and related services.

Tax Fees.  For the years ended December 31, 2010 and December 31, 2011, there were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice or tax planning.

All Other Fees.  For the years ended December 31, 2010 and 2011, there were no fees billed for other professional services by our principal accountants.

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

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a) The following documents filed as a part of the report:

(1) Financial statements:

Balance Sheets - December 31, 2011 and 2010

Statements of Operations and Comprehensive Loss - for the years ended December 31, 2011, 2010 and 2009

Statements of Shareholders’ Equity - for the years ended December 31, 2011, 2010 and 2009

Statements of Cash Flows - for the years ended  December 31, 2011, 2010 and 2009

Notes to Financial Statements - December 31, 2011, 2010 and 2009

(2) Financial statement schedules:

Schedule II – Valuation and Qualifying Accounts

Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

(3) Exhibits:

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

4.7	Form of Rights Certificate pursuant to Shareholder Protection Rights Agreement (incorporated by reference from Exhibit 4.03 of Form 8-K dated November 21, 2005)

Exhibit Number	Description

4.8	Standard Form of Employee Option Agreement (incorporated by reference from Exhibit 4.11 of Annual Report on Form 10-K for the year ended December 31, 2006) **

4.9	2008 Equity Incentive Plan (Non-Named Executives), as amended (incorporated by reference from Exhibit 4.1 of Form S-8 dated October 24, 2008) **

4.10	Form of Warrant Certificate (incorporated by reference from Exhibit 4.1 of Form 8-K dated February 26, 2009)

4.11	Form of Warrant Agreement between Registrant and American Stock Transfer and Trust Company, LLC (incorporated by reference from Exhibit 4.2 of Form 8-K/A dated February 26, 2009)

4.12	Form of Warrant Certificate (incorporated by reference from Exhibit 4.1 of Form 8-K dated October 28, 2010)

4.13	Form of Warrant Agreement between Registrant and American Stock Transfer and Trust Company, LLC (incorporated by reference from Exhibit 4.2 of Form 8-K dated October 28, 2010)

4.14	Form of Warrant (incorporated by reference from Exhibit 4.1 of Form 8-K dated March 25, 2011)

4.15	ParkerVision 2011 Long-Term Incentive Equity Plan (incorporated by reference from Exhibit 4.1 of Form S-8 dated November 18, 2011) **

10.1	1993 Stock Plan, as amended (incorporated by reference from the Company's Proxy Statement dated October 1, 1996) **

10.2	2000 Performance Equity Plan (incorporated by reference from Exhibit 10.11 of Registration Statement No. 333-43452) **

10.3	Form of 2002 Indemnification Agreement for Directors and Officers (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended September 30, 2002) **

10.4	Engineering Services Agreement, dated May 2, 2007, between Registrant and ITT Corporation (incorporated by reference from Exhibit 10.1 on Form 10-Q for the period ended June 30, 2007)

10.5	License Agreement, dated May 2, 2007, between Registrant and ITT Corporation (incorporated by reference from Exhibit 10.2 on Form 10-Q for the period ended June 30, 2007)

10.6
License and Engineering Service Agreement dated December 21, 2007 between Registrant and VIA-Telecom, Inc. (incorporated by reference from Exhibit 10.14 of Annual Report on Form 10-K for the period ended December 31, 2007)

Exhibit Number	Description

10.7	Employment Agreement between Registrant and Jeffrey Parker dated June 4, 2008 (incorporated by reference from Exhibit 10.1 on Form 8-K dated June 4, 2008) **

10.8	Employment Agreement between Registrant and Cynthia Poehlman dated June 4, 2008 (incorporated by reference from Exhibit 10.2 on Form 8-K dated June 4, 2008) **

10.9	Employment Agreement between Registrant and David Sorrells dated June 4, 2008 (incorporated by reference from Exhibit 10.3 on Form 8-K dated June 4, 2008) **

10.10	Employment Agreement between Registrant and John Stuckey dated June 4, 2008 (incorporated by reference from Exhibit 10.4 on Form 8-K dated June 4, 2008) **

10.11	Form of Restricted Stock Unit Agreement between Registrant and Executives (incorporated by reference from Exhibit 10.6 on Form 8-K dated June 4, 2008) **

10.12	Form of Subscription Agreement between Registrant and Investors in Management Offering dated February 26, 2009 (incorporated by reference from Exhibit 10.1 on Form 8-K dated February 26, 2009)

10.13	Launch Agreement dated July 20, 2010 between Registrant and VIA-Telecom, Inc. (incorporated by reference from Exhibit 10.1 of Form 10-Q for the period ended September 30, 2010)

10.14
Form of Securities Purchase Agreement between Registrant and each of the investors in the November 2010 registered direct offering (incorporated by reference from Exhibit 10.1 of Form 8-K dated October 28, 2010)

10.15	Form of Stock Purchase Agreement between Registrant and certain clients of a large institutional adviser (incorporated by reference from Exhibit 10.1 on Form 8-K dated November 16, 2010)

10.16
Form of Securities Purchase Agreement between Registrant and each of the investors in the March 2011 registered direct offering (incorporated by reference from Exhibit 10.1 of Form 8-K dated March 25, 2011)

10.17
Form of Securities Purchase Agreement between ParkerVision, Inc. and the purchasers identified on the signature pages thereto (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed on September 9, 2011)

Exhibit Number	Description

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker*

31.2	Rule 13a-14 and 15d-14 Certification of Cynthia L. Poehlman*

32.1	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. Poehlman*

99.1	Earnings Press Release*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 30, 2011
PARKERVISION, INC.

		By:	/s/ Jeffrey L. Parker
Jeffrey L. Parker
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Jeffrey L. Parker	Chief Executive Officer and	March 30, 2012
	Jeffrey L. Parker	Chairman of the Board (Principal
Executive Officer)

By:	/s/ Cynthia L. Poehlman	Chief Financial Officer (Principal	March 30, 2012
	Cynthia L. Poehlman	Accounting Officer) and Corporate
Secretary

By:	/s/ David F. Sorrells	Chief Technical Officer	March 30, 2012
	David F. Sorrells	and Director

By:	/s/ William A. Hightower	Director	March 30, 2012
William A. Hightower

By:	/s/ John Metcalf	Director	March 30, 2012
John Metcalf

By:	/s/ Robert G. Sterne	Director	March 30, 2012
Robert G. Sterne

By:	/s/ Nam P. Suh	Director	March 30, 2012
Nam P. Suh

By:	/s/ Papken S. der Torossian	Director	March 30, 2012
Papken S. der Torossian

SCHEDULE II

PARKERVISION, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

Valuation Allowance for Income Taxes	Balance at Beginning of Period	Provision	Write-Offs	Balance at End of Period

Year ended December 31, 2009	$78,549,679	$8,216,530	$(1,793,511)	$84,972,698
Year ended December 31, 2010	84,972,698	5,836,548	(2,004,618)	88,804,628
Year ended December 31, 2011	88,804,628	5,697,254	(1,908,911)	92,592,971

EXHIBIT INDEX

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker

31.2	Rule 13a-14 and 15d-14 Certification of Cynthia L. Poehlman

32.1	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. Poehlman

99.1	Earnings Press Release

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase