Form 10-Q
period 2012-03-31
PARKERVISION INC
filed 2012-05-15
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	__	Accelerated filer	__
Non-accelerated filer	__ (Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No  X .

As of May 10, 2012, 75,882,221 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

PARKERVISION, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31, 2012	December 31, 2011
CURRENT ASSETS:
Cash and cash equivalents	$241,547	$213,438
Available for sale securities	1,568,700	5,026,398
Prepaid expenses and other	626,758	661,788
Total current assets	2,437,005	5,901,624

PROPERTY AND EQUIPMENT, net	395,158	351,285

INTANGIBLE ASSETS, net	9,000,400	9,004,263

OTHER ASSETS, net	464,286	584,799
Total assets	$12,296,849	$15,841,971

CURRENT LIABILITIES:
Accounts payable	$591,130	$613,806
Accrued expenses:
Salaries and wages	404,735	252,928
Professional fees	464,619	404,069
Other accrued expenses	34,053	16,867
Deferred rent, current portion	79,962	75,804
Total current liabilities	1,574,499	1,363,474

LONG TERM LIABILITES
Deferred rent, net of current portion	116,218	137,878
Total long term liabilities	116,218	137,878
Total liabilities	1,690,717	1,501,352

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 67,673,775 and 67,573,775 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	676,738	675,738
Accumulated other comprehensive income (loss)	32	(10,418)
Warrants outstanding	8,649,786	8,649,786
Additional paid-in capital	247,164,232	246,842,116
Accumulated deficit	(245,884,656)	(241,816,603)
Total shareholders' equity	10,606,132	14,340,619
Total liabilities and shareholders' equity	$12,296,849	$15,841,971

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Engineering services revenue	$0	$0
Cost of sales	0	0
Gross margin	0	0

Research and development expenses	2,038,523	1,937,721
Marketing and selling expenses	395,358	341,822
General and administrative expenses	1,640,716	1,107,981
Total operating expenses	4,074,597	3,387,524

Interest and other income	6,853	19,088
Interest expense	(309)	(1,297)
Total interest and other income and interest expense	6,544	17,791

Net loss	(4,068,053)	(3,369,733)

Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	10,450	657
Other comprehensive income, net of tax	10,450	657

Comprehensive loss	$(4,057,603)	$(3,369,076)

Basic and diluted net loss per common share	$(0.06)	$(0.06)

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,068,053)	$(3,369,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	307,366	333,474
Share-based compensation	323,116	455,122
Realized loss on available for sale securities	2,183	4,114
Changes in operating assets and liabilities:
Prepaid expenses and other assets	155,543	133,558
Accounts payable and accrued expenses	213,879	302,826
Deferred rent	(17,502)	6,929
Total adjustments	984,585	1,236,023
Net cash used in operating activities	(3,083,468)	(2,133,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments available for sale	(9,035)	(21,650)
Proceeds from sale of investments	3,475,000	2,275,000
Payments for patent costs and other intangible assets	(252,732)	(198,656)
Purchases of property and equipment	(94,644)	(20,028)
Net cash provided by investing activities	3,118,589	2,034,666

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	0	4,149,325
Proceeds from exercise of options and warrants	0	105,250
Principal payments on capital lease obligation	(7,012)	(6,145)
Net cash (used in) provided by financing activities	(7,012)	4,248,430

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,109	4,149,386

CASH AND CASH EQUIVALENTS, beginning of period	213,438	213,398

CASH AND CASH EQUIVALENTS, end of period	$241,547	$4,362,784

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of Business

ParkerVision, Inc. (“We”, the “Company”, or “ParkerVision”) is in the business of innovating fundamental wireless technologies.   We design, develop and market our proprietary radio frequency (“RF”) technologies and products for use in semiconductor circuits for wireless communication products.   Our business is expected to include licensing of our intellectual property and/or the sale of integrated circuits based on our technology for incorporation into wireless devices designed by our customers.   In addition, from time to time, we offer engineering consulting and design services to our customers, for a negotiated fee, to assist them in developing prototypes and/or products incorporating our technologies.

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

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products, as well as investment in continued protection of our intellectual property including prosecution of new patents and defense of existing patents.  Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs incorporating our technologies, our ability to secure a reasonable share of the market through additional product offerings with our current customers and/or the addition of new customers, and our ability to defend our intellectual property.

Our revenue for 2012, if any, will not be sufficient to cover our operational expenses for 2012, and we expect that our expected continued losses and use of cash will be funded from our cash, cash equivalents and available for sale securities of $1.8 million at March 31, 2012 and the $8.3 million in net proceeds from our April 2012 offering (See Note 9).  We believe these resources may be sufficient to support our liquidity requirements through 2012; however, these resources will not be sufficient to support our liquidity requirements for the next twelve months without further cost containment measures that, if implemented, may jeopardize our future growth plans.  These circumstances raise substantial doubt about our ability to continue as a going concern.

We believe we may be able to meet future liquidity needs through the issuance of equity securities under our outstanding shelf registration statement or in private placements or through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

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

The accompanying unaudited financial statements for the period ended March 31, 2012 were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2011.

4.	Accounting Policies

There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2011.

5.	Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three months ended March 31, 2012 and 2011 was 67,607,108 and 52,896,765, respectively.  Options and warrants to purchase 10,842,039 and 9,721,602 shares of common stock were outstanding at March 31, 2012 and 2011, respectively.  In addition, unvested RSUs representing 1,004,377 and 270,213 shares of common stock were outstanding at March 31, 2012 and 2011, respectively.  These options, warrants and RSUs were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

6.	Intangible Assets

Intangible assets consist of the following:

	March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$17,536,988	$8,536,588	$9,000,400
Prepaid licensing fees	554,000	554,000	0
	$18,090,988	$9,090,588	$9,000,400

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$17,284,255	$8,279,992	$9,004,263
Prepaid licensing fees	554,000	554,000	0
	$17,838,255	$8,833,992	$9,004,263

7.	Other Assets

Other assets include the cash surrender value of key-man life insurance policies that we maintain for certain named executive officers. In January 2012, one of these policies was surrendered for approximately $120,000 which represents the face value of the policy less all policy loans and unpaid interest.  For the three months ended March 31, 2012, we paid premiums on the one remaining policy totaling approximately $29,000 using annual policy dividends and a loan against the policy in the amount of approximately $22,000.  For the three month period ended March 31, 2011, we paid aggregate premiums on these policies totaling approximately $46,000 using annual policy dividends and a loan against one of the policies in the amount of approximately $16,000.   The aggregate cash surrender value of these policies, net of policy loans and accrued interest, was approximately $442,000 and $562,000 at March 31, 2012 and December 31, 2011, respectively.

8.	Accounting for Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2011.

The following table presents share-based compensation expense included in our statements of operations and comprehensive loss for the three months ended March 31, 2012 and 2011, respectively:

	Three months ended March 31,
	2012	2011
Research and development expense	$83,983	$204,444
Sales and marketing expense	18,609	52,393
General and administrative expense	220,524	198,285
Total share-based expense	$323,116	$455,122

As of March 31, 2012, there was approximately $1.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of 2.4 years.

9.	Stock Authorization and Issuance

We have filed two shelf registration statements with the SEC for purposes of providing flexibility to raise funds from the offering of various securities over a period of three years, subject to market conditions.   Securities offered under the shelf registration statements may be used to fund working capital, capital expenditures, vendor purchases, and other capital needs.  The first shelf registration statement (the “January 2009 Shelf”) for the offering of up to $25 million in securities was filed on January 5, 2009 (File No. 333-156571), declared effective on January 20, 2009, and expired in January 2012.  We issued an aggregate of $19.6 million in securities under the January 2009 Shelf.

The second shelf registration statement was filed on September 14, 2009 (File No. 333-161903) and was declared effective on September 30, 2009 for the offering of up to $50 million in securities (the “September 2009 Shelf”).  To date, we have issued an aggregate of approximately $35.6 million in securities under the September 2009 Shelf, including the offering discussed below.

On April 18, 2012, we completed the sale of an aggregate of 8,139,050 shares of our common stock, at a price of $1.05 per share, to a limited number of institutional and other investors in a registered offering under the September 2009 Shelf.  The offering represented 10.7% of our outstanding common stock on an after-issued basis.  The aggregate net proceeds from this offering were approximately $8.3 million, after deduction of placement agent fees and other offering costs.

10.	Fair Value Measurements

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis include the following as of March 31, 2012 and December 31, 2011:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012:
Available for sale securities:
Municipal bond mutual funds	$1,568,700	$1,568,700	-	-

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Available for sale securities:
Municipal bond mutual funds	$5,026,398	$5,026,398	$0	$0

11.	Commitments and Contingencies

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

In February 2012, we filed an amended Complaint which dropped two patents from our original Complaint and added one patent which was not included in our original Complaint.  In March 2012, Qualcomm filed an amended Counterclaim which dropped two counts from the original Counterclaim.  Qualcomm also filed a motion to dismiss our claims of indirect patent infringement.  In April 2012, both ParkerVision and SKGF filed amended motions to dismiss Qualcomm’s Counterclaims.    The court has not yet ruled on these motions.

The court has set a hearing on claim construction for August 10, 2012, a deadline for fact discovery of November 30, 2012, and a trial date of August 5, 2013.   Discovery in the case has recently commenced.  At this time, we do not believe it is possible to predict the outcome of these proceedings.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, the statements about our future plans, objectives, and expectations contained in this Item.  When used in this report and in future filings by the Company with the Securities and Exchange Commission (“SEC”), the words or phrases “will likely result”, “management expects”, “we expect”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements.”  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected.  Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, reliance on our intellectual property, the outcome of litigation and the ability to obtain adequate financing in the future.  We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Overview

We are in the business of innovating fundamental wireless technologies.   We design, develop and market our proprietary RF technologies and products for use in semiconductor circuits for wireless communication products.  Since 2005, we have generated no product or royalty revenue from our wireless technologies.  We are heavily reliant on our relationship with VIA Telecom, Inc. (“VIA”) since our RF transmit product interfaces directly to VIA’s CDMA baseband processors.  We are currently working with one of VIA's largest original equipment manufacturer (“OEM”) mobile handset customers on the design and test of a handset solution incorporating our technology, the successful completion of which, we believe, will lead to the incorporation of our technology into one or more of this OEM’s products.  The support of this process is being conducted primarily in Asia and, as a result, requires significant resources in personnel, travel and related costs for our engineering and sales teams.

We are also currently engaged in patent litigation with Qualcomm Incorporated (“Qualcomm”) for their alleged infringement of a number of our patents that relate to a portion of our receiver intellectual property.  We believe the outcome of this litigation is critical to our ability to generate meaningful revenue from certain of our receiver technologies, and we intend to devote substantial resources to this litigation.  The trial is scheduled to begin on August 5, 2013. Although our litigation team is working on a partial contingency basis, we expect to incur significant costs for legal and expert fees related to this litigation.

The following discussion should be read along with the unaudited condensed financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012, which provides a more thorough discussion of our products and services, industry outlook, and business trends.

Liquidity and Capital Resources

As of March 31, 2012, we had working capital of approximately $0.9 million which represented a decrease of approximately $3.6 million from working capital at December 31, 2011.  The decrease was due primarily to the use of approximately $3.1 million to fund operations and the investment of approximately $0.3 million in intellectual property filings during the three-month period ended March 31, 2012.   Our use of cash to fund operations increased approximately $0.9 million, or 45%, from the three months ended March 31, 2011 compared to the same period in 2012.  This increase in use of cash is primarily the result of an increase in litigation related expenses.

On April 18, 2012, we completed the sale of an aggregate of 8,139,050 shares of our common stock, at a price of $1.05 per share, to a limited number of institutional and other investors in a registered offering under our “shelf” registration statement originally filed in September 2009.  The offering represented 10.7% of our outstanding common stock on an after-issued basis.  The aggregate net proceeds from this offering were approximately $8.3 million, after deduction of placement agent fees and other offering costs.

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products, as well as investment in continued protection of our intellectual property including prosecution of new patents and defense of existing patents.  Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs incorporating our technologies, our ability to secure a reasonable share of the market through additional product offerings with our current customers and/or the addition of new customers, and our ability to defend our intellectual property.

Our revenue for 2012, if any, will not be sufficient to cover our operational expenses for 2012, and we expect that our expected continued losses and use of cash will be funded from our cash, cash equivalents and available for sale securities of $1.8 million at March 31, 2012 and the $8.3 million in net proceeds from our April 2012 sale of common stock.  In addition, we expect that available working capital may be used for initial production start-up costs, including test programs and production tooling and for litigation expenses to defend our intellectual property.   We currently have no significant commitments for capital expenditures.

We believe our current capital resources may be sufficient to support our liquidity requirements through 2012; however, these resources will not be sufficient to support our liquidity requirements for the next twelve months without further cost containment measures that, if implemented, may jeopardize our future growth plans, including our ability to support initial production of our products.  We believe we may be able to meet future liquidity needs through the issuance of equity securities under our outstanding shelf registration statement or in private placements or through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

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

Results of Operations for Each of the Three months Ended March 31, 2012 and 2011

Revenue and Gross Margin
We had no product or royalty revenue for the three months ended March 31, 2012 or 2011.  We are currently working with one of VIA's largest OEM mobile handset customers on the design and test of a handset solution incorporating our technology, the successful completion of which, we believe, will lead to the incorporation of our technology into one or more of this OEM’s products.  To the extent that our technology is incorporated in the form of integrated circuits supplied by us, additional working capital may be needed in 2012 to support production start-up costs including test programs and production tooling.

Research and Development Expenses
Research and development expenses consist primarily of engineering and related management and support personnel costs; outside professional fees including engineering design services which we use from time to time to supplement our internal resources and fees related to maintenance of our existing patent portfolio; amortization and depreciation expense related to our patents and other assets used in product development; prototype production and materials costs, which represent the fabrication and packaging costs for prototype integrated circuits, as well as the cost of supporting components for prototype board development; software licensing and support costs, which represent the annual licensing and support maintenance for engineering design and other software tools; and rent and other overhead costs for our engineering design facility.  Personnel costs include share-based compensation amounts which have been determined based on the grant date fair value of equity-based awards to our employees and then recorded to expense over the vesting period of the award.

Our research and development expenses increased approximately $101,000, or approximately 5%, during the three months ended March 31, 2012 when compared to the same period in 2011.  This increase is primarily due to increases in personnel and related costs, including travel, of approximately $235,000 and increases in prototype production, materials and related software support costs of approximately $94,000.  These increases were partially offset by decreases in outside professional fees of approximately $127,000, and reduced employee share-based compensation of approximately $120,000.

The increase in personnel and related costs is primarily the result of the addition of new employees in mid-2011 and an increase in international travel by our employees related to work with one of VIA's OEM customers for our CDMA-based product during the first quarter of 2012.  The increase in prototype production, materials and related software support costs is as result of continued development of our next generation CDMA product.   The decrease in outside professional fees is primarily the result of a decrease in outside design services due to timing of certain projects.   The decrease in share-based compensation is primarily the result of certain executive and employee RSU awards from prior years becoming fully vested in mid-2011.  Although new executive and employee awards were granted in 2011, the grant-date fair value of these new awards is significantly lower than the prior years’ awards due to the type of award and the market price of our common stock on the award date.

We expect a significant percentage of our current working capital will be invested in our research and product development activities throughout 2012. However, these expenses will fluctuate on a quarter to quarter basis depending on the timing of various projects.

Marketing and Selling Expenses
Marketing and selling expenses consist primarily of personnel costs, including share-based compensation and travel costs, and outside professional fees.  Marketing and selling expenses increased approximately $54,000, or 16%, during the three months ended March 31, 2012 when compared to the same period in 2011.  This increase is primarily the result of increases in outside professional fees of approximately $78,000 and increases in personnel travel costs of approximately $21,000, partially offset by decreases in share-based compensation expense of approximately $34,000.

This increase in outside professional fees is a result of outsourced support for a VIA customer in Asia and the initiation of certain public relations activities late in 2011.  The increase in personnel travel costs is a result of increased international travel by our employees related to work with one of VIA's OEM customers for our CDMA-based product during the first quarter of 2012.   The decrease in share-based compensation is primarily the result of certain executive and employee restricted stock unit (“RSU”) awards from prior years becoming fully vested in mid-2011.  Although new executive and employee awards were granted in 2011, the grant-date fair value of these new awards is significantly lower than the prior years’ awards due to the type of award and the market price of our common stock on the award date.

General and Administrative Expenses
General and administrative expenses consist primarily of executive, director, finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside professional services, including litigation related expenses.  General and administrative expenses increased approximately $533,000, or 48%, during the three months ended March 31, 2012 when compared to the same period in 2011.  This increase is primarily the result of increases in outside professional fees of approximately $454,000, increases in outside consulting fees of approximately $53,000 and increases in share-based compensation expense of approximately $22,000.

The increase in outside professional fees is primarily a result of litigation-related expenses. The increase in outside consulting fees is a result of a third party engaged in the first quarter of 2012 to analyze our intellectual property landscape for business development purposes.  The increase in share-based compensation expense is the result of an increase in share-based compensation related to third-party awards of approximately $95,000, offset by a decrease in employee share-based compensation of approximately $73,000.   The decrease in employee share-based compensation is primarily the result of certain executive and employee RSU awards from prior years becoming fully vested in mid-2011.  Although new executive and employee awards were granted in 2011, the grant-date fair value of these new awards is significantly lower than the prior years’ awards due to the type of award and the market price of our common stock on the award date.  The increase in third-party share-based compensation is due to expense recognized upon vesting of RSUs granted to a consultant in November 2011.

Loss and Loss per Common Share
Our net loss increased approximately $698,000, or 21%, during the three months ended March 31, 2012 when compared to the same period in 2011.  This increase is a result of the $687,000, or 20%, increase in operating expenses, primarily related to litigation.

On a per share basis, our net loss remained the same for the three months ended March 31, 2012 when compared to the same period in 2011 as a result of a 28% increase in the weighted average shares outstanding for the comparable periods.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of March 31, 2012, we had outstanding warrants to purchase 5,352,043 shares of common stock that were issued in connection with the sale of equity securities in various public and private placement transactions in 2000, 2009, 2010, and 2011. These warrants have exercise prices ranging from $0.54 to $56.66 per share, with a weighted average exercise price of $5.27 and a weighted average remaining contractual life of approximately 3.26 years.  The estimated grant date fair value of these warrants of $8,649,786 is included in shareholders’ equity in our balance sheets.

Critical Accounting Policies

There have been no changes in critical accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of March 31, 2012, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Refer to “Legal Proceedings” in Note 11 to our financial statements for a discussion of current legal proceedings.

ITEM 1A.	Risk Factors.

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.  In addition to the information in this report, the risk factors disclosed in our Annual Report should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

In accordance with and satisfaction of the requirements of Form 8-K, we include the following disclosure:

On May 15, 2012, we issued a press release announcing our results of operations and financial condition for the three-month period ended March 31, 2012.  The press release is attached hereto as Exhibit 99.1.

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

ParkerVision, Inc.
Registrant

May 15, 2012	By:	/s/ Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 15, 2012	By:	/s/ Cynthia L. Poehlman
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