Form 10-Q
period 2012-06-30
PARKERVISION INC
filed 2012-08-14
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	__	Accelerated filer	__
Non-accelerated filer	__ (Do not check if asmaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes __    No  X .

As of August 6, 2012, 78,305,174 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

PARKERVISION, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30, 2012	December 31, 2011
CURRENT ASSETS:
Cash and cash equivalents	$238,722	$213,438
Available for sale securities	6,642,573	5,026,398
Prepaid expenses and other	650,670	661,788
Total current assets	7,531,965	5,901,624

PROPERTY AND EQUIPMENT, net	422,833	351,285

INTANGIBLE ASSETS, net	9,027,147	9,004,263

OTHER ASSETS, net	473,187	584,799
Total assets	$17,455,132	$15,841,971

CURRENT LIABILITIES:
Accounts payable	$222,849	$613,806
Accrued expenses: Salaries and wages	317,451	252,928
Professional fees	677,031	404,069
Other accrued expenses	117,559	16,867
Deferred rent, current portion	84,164	75,804
Total current liabilities	1,419,054	1,363,474

LONG TERM LIABILITIES
Capital lease, net of current portion	45,807	0
Deferred rent, net of current portion	93,254	137,878
Total long term liabilities	139,061	137,878
Total liabilities	1,558,115	1,501,352

COMMITMENTS AND CONTINGENCIES (Notes 8 and 11)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 77,846,959 and 67,573,775 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	778,469	675,738
Accumulated other comprehensive loss	0	(10,418)
Warrants outstanding	1,323,305	8,649,786
Additional paid-in capital	264,740,426	246,842,116
Accumulated deficit	(250,945,183)	(241,816,603)
Total shareholders' equity	15,897,017	14,340,619
Total liabilities and shareholders' equity	$17,455,132	$15,841,971

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Engineering services revenue	$0	$0	$0	$0
Cost of sales	0	0	0	0
Gross margin	0	0	0	0

Research and development expenses	1,789,313	2,185,942	3,827,836	4,123,663
Marketing and selling expenses	362,715	337,748	758,073	679,570
General and administrative expenses	2,929,019	1,046,507	4,569,735	2,154,488
Total operating expenses	5,081,047	3,570,197	9,155,644	6,957,721

Interest and other income	23,409	33,776	30,262	52,864
Interest expense	(2,889)	(970)	(3,198)	(2,267)
Total interest and other income and interest expense	20,520	32,806	27,064	50,597

Net loss	(5,060,527)	(3,537,391)	(9,128,580)	(6,907,124)

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available for sale securities	(32)	14,257	10,418	14,914
Other comprehensive (loss) income, net of tax	(32)	14,257	10,418	14,914
Comprehensive loss	$(5,060,559)	$(3,523,134)	$(9,118,162)	$(6,892,210)

Basic and diluted net loss per common share	$(0.07)	$(0.06)	$(0.13)	$(0.12)

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,060,527)	$(3,537,391)	$(9,128,580)	$(6,907,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	308,322	336,095	615,688	669,569
Share-based compensation	1,120,482	558,293	1,443,598	1,013,415
Loss on disposal of assets	895	0	895	0
Realized (gain) loss on available for sale securities	(32)	1,017	2,151	5,131
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(32,813)	69,516	122,730	203,074
Accounts payable and accrued expenses	(176,287)	(154,658)	37,592	148,168
Deferred rent	(18,762)	(16,137)	(36,264)	(9,208)
Total adjustments	1,201,805	794,126	2,186,390	2,030,149
Net cash used in operating activities	(3,858,722)	(2,743,265)	(6,942,190)	(4,876,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments available for sale	(7,763,873)	(3,375,343)	(7,772,908)	(3,396,993)
Proceeds from sale of investments	2,690,000	2,300,000	6,165,000	4,575,000
Payments for patent costs and other intangible assets	(285,169)	(154,012)	(537,901)	(352,668)
Purchases of property and equipment	(6,545)	(32,282)	(101,189)	(52,310)
Net cash (used in) provided by investing activities	(5,365,587)	(1,261,637)	(2,246,998)	773,029

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in public and private offerings	8,318,371	(62,499)	8,318,371	4,086,826
Net proceeds from exercise of options and warrants	912,591	(36,991)	912,591	68,259
Principal payments on capital lease obligation	(9,478)	(6,351)	(16,490)	(12,496)
Net cash provided by (used in) financing activities	9,221,484	(105,841)	9,214,472	4,142,589

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,825)	(4,110,743)	25,284	38,643

CASH AND CASH EQUIVALENTS, beginning of period	241,547	4,362,784	213,438	213,398
CASH AND CASH EQUIVALENTS, end of period	$238,722	$252,041	$238,722	$252,041

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Purchase of equipment under capital lease	$71,925	$0	$71,925	$0
Key-man life insurance premiums (Note 7)	$0	$0	$29,330	$45,780

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

Our revenue for 2012, if any, will not be sufficient to cover our operational expenses for 2012, and we expect that our expected continued losses and use of cash will be funded from our cash, cash equivalents and available for sale securities of $6.9 million at June 30, 2012.  We believe these resources may be sufficient to support our liquidity requirements through 2012; however, these resources will not be sufficient to support our liquidity requirements for the next twelve months without further cost containment measures that, if implemented, may jeopardize our future growth plans.  These circumstances raise substantial doubt about our ability to continue as a going concern.

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

3.  Basis of Presentation

The accompanying unaudited financial statements for the period ended June 30, 2012 were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2011.

4.   Accounting Policies

In May 2011, the FASB issued Accounting Standards Update 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).   ASU 2011-04 provides a consistent definition of fair value to ensure fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for interim and annual periods during 2012 and will be applied prospectively.  The adoption of this guidance had no impact on our financial statements.

There have been no other changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2011.

5.   Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three months ended June 30, 2012 and 2011 were 74,581,697 and 59,054,228, respectively.  The weighted average number of common shares outstanding for the six months ended June 30, 2012 and 2011were 71,094,403 and 55,992,506, respectively.

Options and warrants to purchase 8,984,639 and 9,672,567 shares of common stock were outstanding at June 30, 2012 and 2011, respectively.  In addition, unvested RSUs, representing 602,168 and 22,915 shares of common stock, were outstanding at June 30, 2012 and 2011, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

6.   Intangible Assets

Intangible assets consist of the following:

	June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$17,822,157	$8,795,010	$9,027,147
Prepaid licensing fees	554,000	554,000	0
	$18,376,157	$9,349,010	$9,027,147

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$17,284,255	$8,279,992	$9,004,263
Prepaid licensing fees	554,000	554,000	0
	$17,838,255	$8,833,992	$9,004,263

7.  Other Assets

Other assets include the cash surrender value of key-man life insurance policies that we maintain for certain named executive officers. In January 2012, one of these policies was surrendered for approximately $120,000 which represents the face value of the policy less all policy loans and unpaid interest.  For the six months ended June 30, 2012, we paid premiums on the one remaining policy totaling approximately $29,000 using annual policy dividends and a loan against the policy in the amount of approximately $22,000.  For the six months ended June 30, 2011, we paid aggregate premiums on these policies totaling approximately $46,000 using annual policy dividends and a loan against one of the policies in the amount of approximately $16,000.   The aggregate cash surrender value of these policies, net of policy loans and accrued interest, was approximately $452,000 and $562,000 at June 30, 2012 and December 31, 2011, respectively.

8.  Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2011.

The following table presents share-based compensation expense included in our statements of operations for the three and six months ended June 30, 2012 and 2011, respectively:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Research and development expense	$77,677	$345,834	$161,660	$550,278
Sales and marketing expense	19,277	41,682	37,886	94,075
General and administrative expense	1,023,528	170,777	1,244,052	369,062
Total share-based expense	$1,120,482	$558,293	$1,443,598	$1,013,415

As of June 30, 2012, we had approximately $1.5 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of approximately 2.5 years.

In November 2011, we issued 800,000 restricted stock units (“RSUs”) to a consulting firm as a performance incentive in connection with a services agreement. These RSUs vest only upon achievement of certain market conditions, as measured based on the closing price of our common stock during a period ending on the earlier of (i) December 31, 2012 or (ii) thirty days following termination of the related consulting agreement.  The shares underlying this RSU are unregistered.   On June 30, 2012, 320,000 of these RSUs vested.  The fair market value of the vested RSUs, measured based on the closing price of our common stock on the date of vesting, was approximately $760,000 and was recognized in share-based compensation expense for the three and six months ended June 30, 2012.

During the six months ended June 30, 2012, we granted options to purchase an aggregate of 310,500 shares of our common stock to non-executive employees as long-term incentive compensation.  These options have exercise prices ranging from $0.80 to $2.26 per share, vest over a three to five-year period and expire seven years from the date of grant.  The aggregate grant date fair value of these awards, totaling approximately $297,000, will be recorded to share-based compensation expense over the requisite service period.

On April 5, 2012, we granted a stock option to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $1.03 per share to an outside consultant as compensation under a consulting agreement.  This option is for unregistered shares and as of June 30, 2012, no shares have vested.  This option vests in four equal increments on July 1, 2012, October 1, 2012, January 1, 2013, and April 1, 2013 and expires six years from the grant date.  Upon thirty days’ notice, the consulting agreement may be terminated and any unvested portion of the option will be cancelled.   The fair value of this option was estimated during the option term using the Black-Scholes option pricing model with an expected term equal to the remaining contractual life, expected volatility of 93.4% and risk-free interest rates of 0.9%.  For the three and six months ended June 30, 2012, we recognized approximately $25,000 in share-based compensation expense related to this award.

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

The second shelf registration statement was filed on September 14, 2009 (File No. 333-161903) and was declared effective on September 30, 2009 for the offering of up to $50 million in securities (the “September 2009 Shelf”).  To date, we have issued an aggregate of approximately $36.7 million in securities under the September 2009 Shelf, including the offering discussed below.

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

During the three and six months ended June 30, 2012, we issued 1,608,831 shares of our common stock upon the exercise of warrants issued in connection with the sale of equity securities in 2010 and 2011.  We received proceeds from the exercise of these warrants of approximately $0.9 million which is included in the accompanying statement of cash flows.

10.   Fair Value Measurements

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis include the following as of June 30, 2012 and December 31, 2011:

Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012:
Available for sale securities:
Municipal bond mutual funds	$6,642,573	$6,642,573	$0	$0

Fair Value Measurements

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Available for sale securities:
Municipal bond mutual funds	$5,026,398	$5,026,398	$0	$0

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

The court held a non-adversarial technology tutorial on July 24, 2012.  On August 6, 2012, the court held a claim construction hearing where we and Qualcomm presented our respective arguments for the proposed construction of disputed claim terms. The court has not yet issued a ruling on claim construction.  The court has set a deadline for fact discovery of November 30, 2012 and a trial date of August 5, 2013.   Discovery in the case is ongoing.  At this time, we do not believe it is possible to predict the outcome of these proceedings.

Maxtak Capital Advisors LLC vs. ParkerVision
On December 28, 2011, MaxTak Capital Advisors LLC, Maxtak Partners LP and David Greenbaum (the “Plantiffs”) filed a complaint in the United States District Court of New Jersey against us, our chief executive officer, Jeffrey Parker and one of our directors, Robert Sterne, alleging common law fraud and negligent misrepresentation of material facts concerning the effectiveness of our technology and our success in securing customers.  The Plantiffs are seeking unspecified damages, including attorneys’ fees and costs.  On March 3, 2012, we filed a motion to dismiss and a motion to transfer this case to the Middle District of Florida.  Rather than oppose the motions, on March 23, 2012, the Plantiffs filed an amended complaint.   In April 2012, we filed a motion to dismiss the amended complaint.  In May 2012, the Plantiffs filed a motion to strike certain evidence relied upon in our motion to dismiss.  In July 2012, the court determined that it would consider and rule on the motion to transfer before considering the motion to dismiss.   As such the court has administratively terminated the motion to dismiss pending a ruling on the motion to transfer.

We believe this matter is without merit and we do not anticipate that it will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, the statements about our future plans, objectives, and expectations contained in this Item.  When used in this report and in future filings by us the Securities and Exchange Commission (“SEC”), the words or phrases “will likely result”, “management expects”, “we expect”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements.”  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties identified in our annual report on Form 10-K for the fiscal year ended December 31, 2011 and in Item 2 of this report.  Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, reliance on our intellectual property, the outcome of litigation and the ability to obtain adequate financing in the future.  We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Overview

We are in the business of innovating fundamental wireless technologies.   We design, develop and market our proprietary RF technologies and products for use in semiconductor circuits for wireless communication products.  Since 2005, we have generated no product or royalty revenue from our wireless technologies.  We are heavily reliant on our relationship with VIA Telecom, Inc. (“VIA”) since our RF transmit product interfaces directly to VIA’s CDMA baseband processors.  We are currently working with VIA and one of their largest original equipment manufacturer (“OEM”) mobile handset customers on the design and test of a handset solution incorporating our technology, the successful completion of which, we believe, will lead to the incorporation of our technology into one or more of this OEM’s products.  The design and test process is being conducted primarily in Asia at VIA and/or the handset OEM’s facilities and, as a result, we have committed significant resources in personnel, travel and related costs for our engineering and sales team to this design and test process.

We are also currently engaged in patent litigation with Qualcomm Incorporated (“Qualcomm”) for their alleged infringement of a number of our patents that relate to a portion of our receiver intellectual property.  We believe the outcome of this litigation is critical to our ability to generate meaningful revenue from certain of our receiver technologies, and we intend to devote substantial resources to this litigation.  The court held a non-adversarial technology tutorial on July 24, 2012.  On August 6, 2012, the court held a claim construction hearing where we and Qualcomm presented our respective arguments for the proposed construction of disputed claim terms. The court has not yet issued a ruling on claim construction.  The court has set a deadline for fact discovery of November 30, 2012 and a trial date of August 5, 2013.   Discovery in the case is ongoing.  At this time, we do not believe it is possible to predict the outcome of these proceedings.  Although our litigation team is working on a partial contingency basis, we expect to incur significant costs for legal and expert fees related to this litigation.

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

As of June 30, 2012, we had working capital of approximately $6.1 million which represented an increase of approximately $1.6 million from working capital at December 31, 2011.  This increase in working capital is a result of approximately $8.3 million in net proceeds from the April 2012 offering and $0.9 million in proceeds from the exercise of stock options and warrants, less $6.9 million to fund operations and $0.6 million used for patents and fixed assets during the first half of 2012.   Our use of cash to fund operations increased approximately $2.1 million, or 42%, from the six months ended June 30, 2011 to the same period in 2012.  This increase in use of cash is primarily the result of an increase in litigation related expenses and other professional fees.

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products, as well as investment in continued protection of our intellectual property including prosecution of new patents and defense of existing patents.  Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs incorporating our technologies, our ability to secure a reasonable share of the market through additional product offerings with our current customers and/or the addition of new customers, and our ability to defend our intellectual property, including our current litigation with Qualcomm.

Our revenue for 2012, if any, will not be sufficient to cover our operational expenses for 2012, and we expect that our expected continued losses and use of cash will be funded from our cash, cash equivalents and available for sale securities of $6.9 million at June 30, 2012.  In addition, we expect that available working capital may be used for initial production start-up costs, including test programs and production tooling, and for litigation expenses to defend our intellectual property.   We currently have no significant commitments for capital expenditures.

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

Results of Operations for Each of the Three and Six months Ended June 30, 2012 and 2011

Revenue and Gross Margin
We had no product or royalty revenue for the three or six months ended June 30, 2012 or 2011.  We are currently working with VIA and one of their largest OEM mobile handset customers on the design and test of a handset solution incorporating our technology, the successful completion of which, we believe, will lead to the incorporation of our technology into one or more of this OEM’s products.  To the extent that our technology is incorporated in the form of integrated circuits supplied by us, additional working capital may be needed to support production start-up costs including test programs and production tooling.

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

Our research and development expenses decreased approximately $397,000, or 18%, during the three months ended June 30, 2012 when compared to the same period in 2011.   This decrease is primarily due to reduced employee share-based compensation of approximately $268,000 and decreases in outside professional fees of approximately $165,000.

Our research and development expenses decreased approximately $296,000, or 7%, during the six months ended June 30, 2012 when compared to the same period in 2011.   This decrease is primarily due to reduced employee share-based compensation expense of approximately $389,000 and decreases in outside professional fees of approximately $291,000.  These decreases were partially offset by an increase in personnel and related expenses, excluding share-based compensation, of approximately $208,000 an increase in software licensing and support costs of approximately $72,000, and an increase in prototype production and material costs of approximately $65,000.

The decrease in share-based compensation for the three and six month periods ended June 30, 2012 is primarily the result of certain executive and employee RSU awards from prior years becoming fully vested in mid-2011.  Although new executive and employee awards were granted in 2011, the grant-date fair value of these new awards is significantly lower than the prior years’ awards due to the type of award and the market price of our common stock on the award date.  The decrease in outside professional fees for the three and six month periods ended June 30, 2012 is the result of a decrease in outside design services due to timing of certain projects as well as a decrease in legal fees related to patent prosecution.

The increase in personnel and related costs for the six month period ended June 30, 2012 is primarily the result of the addition of new employees in mid-2011.  The increase in software licensing and support costs for the six month period ended June 30, 2012 is a result of changes in the software tools necessary to support our product designs and the increase in prototype production and material costs is due to timing of certain design projects.

We expect a significant percentage of our current working capital will be invested in our research and product development activities throughout 2012. However, these expenses will fluctuate on a quarter to quarter basis depending on the timing of various projects.

Marketing and Selling Expenses
Marketing and selling expenses consist primarily of marketing and sales personnel costs, including share-based compensation and travel costs, and outside professional fees.  Marketing and selling expenses increased approximately $25,000, or 7%, during the three months ended June 30, 2012 when compared to the same period in 2011.  This increase is primarily due to an increase in outside professional fees of approximately $57,000 partially offset by a decrease in employee share-based compensation expense of approximately $22,000.

Marketing and selling expenses increased approximately $79,000, or 12%, during the six months ended June 30, 2012 when compared to the same period in 2011.  This increase is primarily due to an increase in outside professional fees of approximately $136,000 partially offset by a decrease in employee share-based compensation of approximately $56,000.

This increase in outside professional fees for the three and six month periods ended is a result of outsourced support for a VIA customer in Asia and the initiation of certain public relations activities late in 2011.  The decrease in share-based compensation for the three and six month periods ended June 30, 2012 is primarily the result of certain executive and employee RSU awards from prior years becoming fully vested in mid-2011.  Although new executive and employee awards were granted in 2011, the grant-date fair value of these new awards is significantly lower than the prior years’ awards due to the type of award and the market price of our common stock on the award date.

General and Administrative Expenses
General and administrative expenses consist primarily of executive, director, finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside professional services, including litigation and other legal services.

General and administrative expenses increased approximately $1,883,000, or 180%, during the three months ended June 30, 2012 when compared to the same period in 2011.  This increase is primarily due to an increase in share-based compensation expense of approximately $853,000, an increase in outside legal fees of approximately $727,000, and an increase in outside consulting fees of approximately $121,000.

General and administrative expenses increased approximately $2,415,000, or 112%, during the six months ended June 30, 2012 when compared to the same period in 2011.  This increase is primarily due to increases in outside legal fees of approximately $1,182,000, share-based compensation expense of approximately $875,000, and outside consulting fees of approximately $175,000.

This increase in legal fees is primarily a result of expenses related to the Qualcomm litigation.  The increase in outside consulting fees is primarily the result of engagements with consulting firms to assist with various shareholder relations activities and compensation plans.  The increase in share-based compensation for the three and six month periods ended June 30, 2012 is primarily the result of performance based vesting of restricted stock units issued to a third-party in November 2011.

Net Loss and Net Loss per Common Share
Our net loss increased approximately $1,523,000, or 43%, during the three months ended June 30, 2012 when compared to the same period in 2011.  This increase is a result of the $1,511,000, or 42%, increase in operating expenses.  On a per share basis, our loss increased $0.01 per common share, or 17%, for the three months ended June 30, 2012 when compared to the same period in 2011.  This increase is a result of the increase in operating expenses offset by a 26% increase in the weighted average shares outstanding for the period.

For the six months ended June 30, 2012, our net loss increased approximately $2,221,000, or 32%, when compared to the same period in 2011.  This increase is a result of the $2,198,000, or 32%, increase in operating expenses. On a per share basis, our loss increased $0.01 per common share, or 8%, for the six months ended June 30, 2012 when compared to the same period in 2011.  This increase is a result of the increase in operating expenses offset by a 27% increase in the weighted average shares outstanding for the period.

Off-Balance Sheet Transactions, Arrangements and Other Relationships
As of June 30, 2012, we had outstanding warrants to purchase 3,213,738 shares of common stock that were issued in connection with the sale of equity securities in various public and private placement transactions in 2009, 2010, and 2011. These warrants have exercise prices ranging from $0.54 to $1.88 per share, with a weighted average exercise price of $0.78 and a weighted average remaining contractual life of approximately 3.3 years.  The estimated fair value of these warrants of $1,323,305 is included in shareholders’ equity in our balance sheets.

Critical Accounting Policies
There have been no changes in critical accounting policies from those stated in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of June 30, 2012, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2012.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 5, 2012, we issued an option to purchase 50,000 shares of our common stock, at an exercise price of $1.03 per share, to one of our vendors in exchange for services valued at approximately $39,000.  The option vests in equal increments on July 1, 2012, October 1, 2012, January 1, 2013, and April 1, 2013.  The option expires on April 6, 2018.  The option was issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the option was sold to a sophisticated investor, with such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment, in a transaction not involving a public offering.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

In accordance with and satisfaction of the requirements of Item 2.02 of Form 8-K, we include the following disclosure:

On August 14, 2012, we issued a press release announcing our results of operations and financial condition for the three and six months ended June 30, 2012.  The press release is attached hereto as Exhibit 99.1.

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
10.1
Form of Securities Purchase Agreement between ParkerVision, Inc. and the purchasers identified on the signature pages thereto (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed April 13, 2012)

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

ParkerVision, Inc.
Registrant

August 14, 2012	By:	/s/ Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 14, 2012	By:	/s/ Cynthia L. Poehlman
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