Form 10-Q
period 2012-09-30
PARKERVISION INC
filed 2012-11-14
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission file number 000-22904

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

As of November 1, 2012, 82,875,296 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

PARKERVISION, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2012	December 31, 2011
CURRENT ASSETS:
Cash and cash equivalents	$648,377	$213,438
Available for sale securities	12,716,005	5,026,398
Prepaid expenses and other	525,854	661,788
Total current assets	13,890,236	5,901,624

PROPERTY AND EQUIPMENT, net	400,173	351,285

INTANGIBLE ASSETS, net	9,066,974	9,004,263

OTHER ASSETS, net	475,081	584,799
Total assets	$23,832,464	$15,841,971

CURRENT LIABILITIES:
Accounts payable	$769,473	$613,806
Accrued expenses:
Salaries and wages	425,283	252,928
Professional fees	817,770	404,069
Other accrued expenses	71,566	16,867
Deferred rent, current portion	88,388	75,804
Total current liabilities	2,172,480	1,363,474

LONG TERM LIABILITIES
Capital lease, net of current portion	39,972	0
Deferred rent, net of current portion	69,638	137,878
Total long term liabilities	109,610	137,878
Total liabilities	2,282,090	1,501,352

COMMITMENTS AND CONTINGENCIES (Notes 8 and 11)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 82,862,796 and 67,573,775 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	828,628	675,738
Accumulated other comprehensive income (loss)	26,319	(10,418)
Warrants outstanding	1,081,050	8,649,786
Additional paid-in capital	275,579,216	246,842,116
Accumulated deficit	(255,964,839)	(241,816,603)
Total shareholders' equity	21,550,374	14,340,619
Total liabilities and shareholders' equity	$23,832,464	$15,841,971

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Engineering services revenue	$0	$0	$0	$0
Cost of sales	0	0	0	0
Gross margin	0	0	0	0

Research and development expenses	2,130,977	2,238,872	5,958,813	6,362,535
Marketing and selling expenses	417,739	338,529	1,175,812	1,018,099
General and administrative expenses	2,480,594	1,196,078	7,050,329	3,350,566
Total operating expenses	5,029,310	3,773,479	14,184,954	10,731,200

Interest and other income	12,114	20,209	42,376	73,073
Interest expense	(2,460)	(757)	(5,658)	(3,024)
Total interest and other income and interest expense	9,654	19,452	36,718	70,049

Net loss	(5,019,656)	(3,754,027)	(14,148,236)	(10,661,151)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities	26,319	(2,053)	36,737	12,861
Other comprehensive income (loss), net of tax	26,319	(2,053)	36,737	12,861
Comprehensive loss	$(4,993,337)	$(3,756,080)	$(14,111,499)	$(10,648,290)

Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.19)	$(0.19)

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,019,656)	$(3,754,027)	$(14,148,236)	$(10,661,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	303,845	336,143	919,533	1,005,712
Share-based compensation	941,267	133,768	2,384,865	1,147,183
(Gain) loss on disposal of assets	(274)	0	621	0
Realized (gain) loss on available for sale securities	(1,035)	(2,053)	1,116	3,078
Changes in operating assets and liabilities:
Prepaid expenses and other assets	122,922	(21,848)	245,652	181,226
Accounts payable and accrued expenses	748,392	353,515	785,984	501,683
Deferred rent	(19,392)	(39,968)	(55,656)	(49,176)
Total adjustments	2,095,725	759,557	4,282,115	2,789,706
Net cash used in operating activities	(2,923,931)	(2,994,470)	(9,866,121)	(7,871,445)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments available for sale	(9,011,078)	(6,018,155)	(16,783,986)	(9,415,148)
Proceeds from sale of investments	2,965,000	2,700,000	9,130,000	7,275,000
Payments for patent costs and other intangible assets	(301,434)	(122,751)	(839,335)	(475,419)
Purchases of property and equipment	(19,304)	(40,086)	(120,493)	(92,396)
Net cash used in investing activities	(6,366,816)	(3,480,992)	(8,613,814)	(2,707,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in public and private offerings	9,237,303	6,469,928	17,555,674	10,556,754
Net proceeds from exercise of options and warrants	468,124	131,116	1,380,715	199,375
Principal payments on capital lease obligation	(5,025)	(6,564)	(21,515)	(19,060)
Net cash provided by financing activities	9,700,402	6,594,480	18,914,874	10,737,069

NET INCREASE IN CASH AND CASH EQUIVALENTS	409,655	119,018	434,939	157,661

CASH AND CASH EQUIVALENTS, beginning of period	238,722	252,041	213,438	213,398
CASH AND CASH EQUIVALENTS, end of period	$648,377	$371,059	$648,377	$371,059

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Purchase of equipment under capital lease	$0	$0	$71,925	$0
Key-man life insurance premiums (Note 7)	$0	$0	$29,330	$45,780

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

We do not expect to generate revenue for 2012 and we expect that our continued losses and use of cash will be funded from our cash, cash equivalents and available for sale securities of $13.4 million at September 30, 2012.  These resources will be sufficient to support our liquidity requirements through 2012; however, these resources may not be sufficient to support our liquidity requirements for the next twelve months and beyond without further cost containment measures that, if implemented, may jeopardize our future growth plans.  These circumstances raise substantial doubt about our ability to continue as a going concern.

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

3.  Basis of Presentation

The accompanying unaudited financial statements for the period ended September 30, 2012 were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2011.

4.   Accounting Policies

In May 2011, the FASB issued Accounting Standards Update 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”).   ASU 2011-04 provides a consistent definition of fair value to ensure fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for interim and annual periods during 2012 and will be applied prospectively.  The adoption of this guidance had no impact on our financial statements.

There have been no other changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2011.

5.   Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three months ended September 30, 2012 and 2011 were 78,814,429 and 60,680,921, respectively.  The weighted average number of common shares outstanding for the nine months ended September 30, 2012 and 2011 were 73,686,528 and 57,572,485, respectively.

Options and warrants to purchase 10,467,563 and 9,553,083 shares of common stock were outstanding at September 30, 2012 and 2011, respectively.  In addition, unvested restricted stock units (“RSUs”), representing 1,472,968 and 12,500 shares of common stock, were outstanding at September 30, 2012 and 2011, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

6.   Intangible Assets

Intangible assets consist of the following:

	September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$18,103,590	$9,055,672	$9,047,918
Prepaid licensing fees	574,000	554,944	19,056
	$18,677,590	$9,610,616	$9,066,974

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$17,284,255	$8,279,992	$9,004,263
Prepaid licensing fees	554,000	554,000	0
	$17,838,255	$8,833,992	$9,004,263

7.  Other Assets

Other assets include the cash surrender value of key-man life insurance policies that we maintain for certain named executive officers. In January 2012, one of these policies was surrendered for approximately $120,000 which represents the face value of the policy less all policy loans and unpaid interest.  For the nine months ended September 30, 2012, we paid premiums on the one remaining policy totaling approximately $29,000 using annual policy dividends and a loan against the policy in the amount of approximately $22,000.  For the nine months ended September 30, 2011, we paid aggregate premiums on these policies totaling approximately $46,000 using annual policy dividends and a loan against one of the policies in the amount of approximately $16,000.   The aggregate cash surrender value of these policies, net of policy loans and accrued interest was approximately $452,000 and $562,000 at September 30, 2012 and December 31, 2011, respectively.

8.  Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2011.

The following table presents share-based compensation expense included in our statements of operations for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Research and development expense	$267,397	$67,621	$429,057	$617,899
Sales and marketing expense	78,642	10,256	116,528	104,331
General and administrative expense	595,228	55,891	1,839,280	424,953
Total share-based expense	$941,267	$133,768	$2,384,865	$1,147,183

As of September 30, 2012, we had approximately $8.2 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of approximately 2.2 years.

In November 2011, we issued 800,000 RSUs to a consulting firm as a performance incentive in connection with a services agreement. These RSUs vest only upon achievement of certain market conditions, as measured based on the closing price of our common stock during a period ending on the earlier of (i) December 31, 2012 or (ii) thirty days following termination of the related consulting agreement.  The issuance of the RSUs and the underlying shares is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  As of September 30, 2012, 320,000 of these RSUs have vested.  The fair market value of the vested RSUs, measured based on the closing price of our common stock on the date of vesting, was approximately $760,000 and was recognized in share-based compensation expense for the nine months ended September 30, 2012.

On April 5, 2012, we granted a stock option to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $1.03 per share to an outside consultant as compensation under a consulting agreement.  The issuance of this option and the underlying shares is exempt from registration pursuant to Section 4(2) of the Securities Act.  As of September 30, 2012, 12,500 shares have vested.  This option vests in four equal increments on July 1, 2012, October 1, 2012, January 1, 2013, and April 1, 2013 and expires six years from the grant date.  Upon thirty days’ notice, the consulting agreement may be terminated and any unvested portion of the option will be cancelled.   The fair value of this option was estimated during the option term using the Black-Scholes option pricing model with an expected term equal to the remaining contractual life, expected volatility of 93.4% - 96.4% and risk-free interest rates ranging from 0.8% to 0.9%.  For the three and nine months ended September 30, 2012, we recognized expense related to this option of approximately $25,000 and $50,000, respectively, which is included in the table of share-based compensation shown above.

On July 16, 2012, we granted nonqualified stock options to purchase an aggregate of 925,000 shares to our non-employee directors pursuant to our 2000 Performance Equity Plan and our 2011 Long-Term Incentive Equity Plan (the “2011 Plan”).  Each of these share options vest in eight equal quarterly installments beginning October 15, 2012, expire in seven years, and have an exercise price of $2.83.  The aggregate grant date fair value of these awards, totaling approximately $2,030,000, will be recorded to share-based compensation expense over the requisite service period.

On July 16, 2012 we also granted 650,000 RSUs and 1,150,000 stock options to our named executive officers (“NEOs”) as long-term incentive compensation pursuant to our 2011 Plan.  The RSUs vest on July 15, 2015.  Each of the share options vest in eight equal quarterly installments beginning October 15, 2012, expire in seven years, and have an exercise price of $2.83.  The aggregate grant date fair value of these awards, totaling approximately $4,360,000, will be recorded to share-based compensation expense over the requisite service periods.

During the nine months ended September 30, 2012, we granted options to purchase an aggregate of 230,300 RSUs and 678,500 stock options to non-executive employees as long-term incentive compensation pursuant to our 2008 Equity Incentive Plan and our 2011 Plan.  The majority of the RSUs vest on July 15, 2015.  The options vest over a three to five year period, expire seven years from the date of grant, and have exercise prices ranging from $0.80 to $2.83.  The aggregate grant date fair value of these awards, totaling approximately $1,735,000, will be recorded to share-based compensation expense over the requisite service periods.

9.   Stock Authorization and Issuance

On October 4, 2012 we amended our Articles of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 shares to 150,000,000 shares, as approved by a majority vote of our shareholders on October 2, 2012.

We have filed three shelf registration statements with the Securities and Exchange Commission for purposes of providing flexibility to raise funds from the offering of various securities over a period of three years, subject to market conditions.   Securities offered under the shelf registration statements may be used to fund working capital, capital expenditures, vendor purchases, and other capital needs.  The first shelf registration statement (the “January 2009 Shelf”) for the offering of up to $25 million in securities was filed on January 5, 2009 (File No. 333-156571), declared effective on January 20, 2009, and expired in January 2012.  We issued an aggregate of $19.6 million in securities under the January 2009 Shelf.

The second shelf registration statement for the offering of up to $50 million in securities (the “September 2009 Shelf”) was filed on September 14, 2009 (File No. 333-161903), declared effective on September 30, 2009, and expired in September 2012.  We issued an aggregate of $36.7 million in securities under the September 2009 Shelf, including the April 18, 2012 offering discussed below.

The third shelf registration statement was filed on September 4, 2012 (File No. 333-183713) and was declared effective on September 11, 2012 for the offering of up to $25 million in securities (the “September 2012 Shelf”).  To date, we have issued an aggregate of approximately $10.1 million in securities under the September 2012 Shelf, including the September 19, 2012 offering discussed below.

On September 19, 2012, we completed the sale of an aggregate of 4,381,761 shares of our common stock, at a price of $2.30 per share, to a limited number of institutional and other investors in a registered offering under the September 2012 Shelf.  The offering represented 5.3% of our outstanding common stock on an after-issued basis.  The aggregate net proceeds from this offering, after deduction of placement agent fees and other offering costs, were approximately $9.2 million.

On April 18, 2012, we completed the sale of an aggregate of 8,139,050 shares of our common stock, at a price of $1.05 per share, to a limited number of institutional and other investors in a registered offering under the September 2009 Shelf.  The offering represented 10.7% of our outstanding common stock on an after-issued basis.  The aggregate net proceeds from this offering, after deduction of placement agent fees and other offering costs, were approximately $8.3 million.

During the three and nine months ended September 30, 2012, we issued 605,827 and 2,214,658 shares of our common stock, respectively upon the exercise of warrants issued in connection with the sale of equity securities.  We received proceeds from the exercise of these warrants of approximately $0.4 million and $1.3 million, for the three and nine months ended September 30, 2012, respectively.  These proceeds are included in the accompanying statement of cash flows.

10. Fair Value Measurements

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis include the following as of September 30, 2012 and December 31, 2011:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012:
Cash and cash equivalents:
Money market funds	$274,983	$274,983	$0	$0

Available for sale securities:
Municipal bond mutual funds	12,716,005	12,716,005	0	0
Total	$12,990,988	$12,990,988	$0	$0

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Available for sale securities:
Municipal bond mutual funds	$5,026,398	$5,026,398	$0	$0

11.  Commitments and Contingencies

Legal Proceedings

From time to time, we are subject to legal proceedings and claims which arise in the ordinary course of our business.  We believe, based upon advice from outside legal counsel, that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.  In addition, we are party to the legal proceedings described below.

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

In November 2011, Qualcomm also filed a motion for preliminary injunction against SKGF.  In February 2012, the court denied as moot Qualcomm’s motion for preliminary injunction.  Instead, the Court approved a protective order, which all parties negotiated and agreed to, that enables SKGF to continue delivering legal advice and services to ParkerVision provided that they do not represent us in the lawsuit or advise the Company regarding Qualcomm’s alleged infringement.

In February 2012, we filed an amended Complaint which dropped two patents from our original Complaint and added one patent which was not included in our original Complaint.  In March 2012, Qualcomm filed an amended Counterclaim which dropped two counts from the original Counterclaim.  Qualcomm also filed a motion to dismiss our claims of indirect patent infringement.  In April 2012, both ParkerVision and SKGF filed amended motions to dismiss Qualcomm’s Counterclaims.  In August 2012, the court granted Qualcomm’s motion to dismiss our claims of indirect patent infringement citing a recent federal appeals court ruling which changed the pleading requirements.  The court also allowed us to amend our pleadings to conform to the new rules, and we filed an amended complaint on August 30, 2012.  In September 2012, Qualcomm filed a motion to dismiss our amended claims of indirect patent infringement.  The court has not yet ruled on these motions.

The court held a non-adversarial technology tutorial on July 24, 2012.  On August 6, 2012, the court held a claim construction hearing where we and Qualcomm presented our respective arguments for the proposed construction of disputed claim terms. The court has not yet issued a ruling on claim construction.  The court has set a deadline for fact discovery of November 30, 2012, although the parties have a pending motion to extend the discovery deadline by approximately 30 days.  A trial date is set for August 5, 2013.   Discovery in the case is ongoing.  At this time, we do not believe it is possible to predict the outcome of these proceedings.

Maxtak Capital Advisors LLC vs. ParkerVision

On December 28, 2011, Maxtak Capital Advisors LLC, Maxtak Partners LP and David Greenbaum (the “Plaintiffs”) filed a complaint in the United States District Court of New Jersey against us, our chief executive officer, Jeffrey Parker and one of our directors, Robert Sterne, alleging common law fraud and negligent misrepresentation of material facts concerning the effectiveness of our technology and our success in securing customers.  The Plaintiffs are seeking unspecified damages, including attorneys’ fees and costs.  On March 3, 2012, we filed a motion to dismiss and a motion to transfer this case to the Middle District of Florida.  Rather than oppose the motions, on March 23, 2012, the Plaintiffs filed an amended complaint.   In April 2012, we filed a motion to dismiss the amended complaint.  In May 2012, the Plaintiffs filed a motion to strike certain evidence relied upon in our motion to dismiss.  In July 2012, the court determined that it would consider and rule on the motion to transfer before considering the motion to dismiss.   As such the court has administratively terminated the motion to dismiss pending a ruling on the motion to transfer.  Our motion to transfer the case to the Middle District of Florida was granted on October 4, 2012.

We believe this matter is without merit and we do not anticipate that it will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, the statements about our future plans, objectives, and expectations contained in this Item.  When used in this report and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “will likely result”, “management expects”, “we expect”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements.”  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties identified in our annual report on Form 10-K for the fiscal year ended December 31, 2011 and in this Item 2 of Part I of this quarterly report.  Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, reliance on our intellectual property, the outcome of our intellectual property litigation and the ability to obtain adequate financing in the future.  We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Overview

We are in the business of innovating fundamental wireless technologies.   We design, develop and market our proprietary RF technologies and products for use in semiconductor circuits for wireless communication products.  Since 2005, we have generated no product or royalty revenue from our wireless technologies.  We are heavily reliant on our relationship with VIA Telecom, Inc. (“VIA”) since our RF transmit product interfaces directly to VIA’s CDMA baseband processors.  We have been working with one of VIA’s largest original equipment manufacturer (“OEM”) mobile handset customers on the design and test of a handset solution incorporating our technology, the successful completion of which, we believe, will lead to the incorporation of our technology into one or more of this OEM’s commercial products.  We have committed significant resources in personnel, travel and related costs for our engineering and sales team to this design and test process.

We are also currently engaged in patent litigation with Qualcomm Incorporated (“Qualcomm”) for their alleged infringement of a number of our patents that relate to a portion of our receiver intellectual property.  We believe the outcome of this litigation is critical to our ability to generate meaningful revenue from certain of our receiver technologies, and we intend to devote substantial resources to this litigation.  On August 6, 2012, the court held a claim construction hearing where we and Qualcomm presented our respective arguments for the proposed construction of disputed claim terms. The court has not yet issued a ruling on claim construction.  The court has set a deadline for fact discovery of November 30, 2012, although the parties have a pending motion to extend the discovery deadline by approximately 30 days.   A trial date is set for August 5, 2013.  Discovery in the case is ongoing.  At this time, we do not believe it is possible to predict the outcome of these proceedings.  Although our litigation team is working on a partial contingency basis, we expect to incur significant costs for legal and expert fees related to this litigation.

The following discussion should be read along with the unaudited condensed financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012, which provides a more thorough discussion of our products and services, industry outlook, and business trends.

Liquidity and Capital Resources
On September 19, 2012, we completed the sale of an aggregate of 4,381,761 shares of our common stock, at a price of $2.30 per share, to a limited number of institutional and other investors in a registered offering under our shelf registration statement (File No. 333-183713), filed on September 4, 2012 and declared effective on September 11, 2012.  The aggregate net proceeds from this offering were approximately $9.2 million.  On April 18, 2012, we completed the sale of an aggregate of 8,139,050 shares of our common stock, at a price of $1.05 per share, to a limited number of institutional and other investors in a registered offering under our shelf registration statement (File No. 333-161903), filed on September 14, 2009 and declared effective on September 30, 2009.  The aggregate net proceeds from this offering were approximately $8.3 million.

As of September 30, 2012, we had working capital of approximately $11.7 million which represented an increase of approximately $7.2 million from working capital at December 31, 2011.  This increase in working capital is a result of approximately $17.6 million in net proceeds from the April 18, 2012 and September 19, 2012 offerings and $1.4 million in proceeds from the exercise of stock options and warrants, less $9.9 million to fund operations and $1.0 million used for patents and fixed assets during the nine months ended September 30, 2012.   Our use of cash to fund operations increased approximately $2.0 million, or 25%, from the nine months ended September 30, 2011 to the same period in 2012.  This increase in use of cash is primarily the result of an increase in outside professional fees, including litigation related fees and expenses.

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products, as well as investment in continued protection of our intellectual property, including the prosecution of new patents and defense of existing patents.  Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs incorporating our technologies, our ability to secure a reasonable share of the market through additional product offerings with our current customers and/or the addition of new customers, and our ability to defend our intellectual property, including through our current litigation with Qualcomm.

We do not expect to recognize revenue in 2012 and we expect that our continued losses and use of cash will be funded from our $11.7 million in working capital at September 30, 2012.  In addition, we expect that available working capital may be used for initial production start-up costs, including test programs and production tooling, and for continued litigation expenses to defend our intellectual property.   We currently have no significant commitments for capital expenditures.

Our current capital resources are sufficient to support our liquidity requirements through 2012; however, these resources may not be sufficient to support our liquidity requirements for the next twelve months and beyond without further cost containment measures that, if implemented, may jeopardize our future growth plans, including our ability to support initial production of our products.  We believe we may be able to meet future liquidity needs through the issuance of equity securities under our currently effective shelf registration statement or in private placements or through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

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

Results of Operations for Each of the Three and Nine Months Ended September 30, 2012 and 2011

Revenue and Gross Margin
We had no product or royalty revenue for the three or nine months ended September 30, 2012 or 2011.  We have been working with one of VIA’s largest OEM mobile handset customers on the design and test of a handset solution incorporating our technology, the successful completion of which, we believe, will lead to the incorporation of our technology into one or more of this OEM’s products.  To the extent that our technology is incorporated in the form of integrated circuits supplied by us, additional working capital may be needed to support production start-up costs including test programs and production tooling.

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

Our research and development expenses decreased approximately $108,000, or 5%, during the three months ended September 30, 2012 when compared to the same period in 2011.  This decrease is primarily due to a decrease in outside engineering services of approximately $342,000 partially offset by an increase in employee share-based compensation expense of approximately $200,000 and an increase in software licensing and support costs of approximately $45,000.

Our research and development expenses decreased approximately $404,000, or 6%, during the nine months ended September 30, 2012 when compared to the same period in 2011.  This decrease is primarily due to a decrease in outside engineering services of approximately $578,000 and a decrease in employee share-based compensation expense of approximately $189,000.  These decreases were partially offset by an increase in personnel and related expenses, excluding share-based compensation, of approximately $179,000, an increase in software licensing and support costs of approximately $117,000, and an increase in prototype production and material costs of approximately $62,000.

The decrease in outside engineering services for the three and nine month periods ended September 30, 2012 is the result of a reduction in the use of outside design services due to timing of certain projects.  The increase in personnel and related costs for the nine month period ended September 30, 2012 is primarily the result of the addition of new employees in mid-2011.  The increase in software licensing and support costs for the three and nine month periods ended September 30, 2012 is a result of changes in the software tools necessary to support our product designs and the increase in prototype production and material costs for the nine month period ended September 30, 2012 is due to timing of certain design projects.

The increase in share-based compensation for the three month period ended September 30, 2012 is primarily the result of new long-term incentive equity awards granted to engineering executives and employees in July 2012.  The decrease in share-based compensation for the nine month period ended September 30, 2012 is primarily the result of certain executive and employee RSU awards from prior years becoming fully vested in mid-2011, offset by the expense attributed to new awards granted in 2012 the fourth quarter of 2011.

We expect a significant percentage of our current working capital will continue to be invested in our research and product development activities. However, these expenses will fluctuate on a quarter to quarter basis depending on the timing of various projects.

Marketing and Selling Expenses
Marketing and selling expenses consist primarily of marketing and sales personnel costs, including share-based compensation and travel costs, and outside professional fees.  Marketing and selling expenses increased approximately $79,000, or 23%, during the three months ended September 30, 2012 when compared to the same period in 2011.  This increase is primarily due to an increase in employee share-based compensation expense of approximately $68,000.

Marketing and selling expenses increased approximately $158,000, or 15%, during the nine months ended September 30, 2012 when compared to the same period in 2011.  This increase is primarily due to an increase in outside professional fees of approximately $144,000.

The increase in share-based compensation for the three month period ended September 30, 2012 is primarily the result of new long-term incentive equity awards granted to executive and other sales and marketing employees in July 2012.  For the nine month period ended September 30, 2012, share-based compensation increased only $12,000 as the expense related to the new awards was offset by reduced expense from prior years’ awards that became fully vested in mid-2011.

The increase in outside professional fees for the nine month period ended September 30, 2012 is a result of outsourced support for a potential customer in Asia and an increase in certain public relations activities.

General and Administrative Expenses
General and administrative expenses consist primarily of executive, director, finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside professional services, including litigation and other legal services.

General and administrative expenses increased approximately $1,285,000, or 107%, during the three months ended September 30, 2012 when compared to the same period in 2011.  This increase is primarily due to an increase in outside professional fees of approximately $664,000 and an increase in share-based compensation expense of approximately $539,000.

General and administrative expenses increased approximately $3,700,000, or 110%, during the nine months ended September 30, 2012 when compared to the same period in 2011.  This increase is primarily due to an increase in outside professional services of approximately $2,021,000, an increase in share-based compensation expense of approximately $1,414,000, and an increase in executive taxable fringe benefits of approximately $153,000.

This increase in outside professional fees is primarily a result of litigation and other expenses related to our patent infringement litigation against Qualcomm.  The increase in share-based compensation expense for the three month period ended September 30, 2012 is primarily the result of new long-term equity incentive awards granted to executive and other administrative employees, as well as equity awards to outside directors in July 2012.  In addition, share-based compensation for the nine month period ended September 30, 2012 included $760,000 of expense recognized upon the June 2012 vesting of performance based RSUs issued to a third-party.  The increase in executive taxable fringe benefits is the result of a $150,000 payment to our chief executive officer as reimbursement for life insurance premiums in accordance with his June 2012 employment agreement.

Net Loss and Net Loss per Common Share
Our net loss increased approximately $1,266,000, or 34%, during the three months ended September 30, 2012 when compared to the same period in 2011.  This increase is primarily the result of a $1,285,000 increase in general and administrative expenses.  On a per share basis, our net loss remained constant at $0.06 per share when compared to the same period in 2011 as a result of the 30% increase in the weighted average shares outstanding for the period.

For the nine months ended September 30, 2012, our net loss increased approximately $3,487,000, or 33%, when compared to the same period in 2011.  This increase is primarily the result of the $3,700,000 increase in general and administrative expenses. On a per share basis, our net loss remained constant at $0.19 per share when compared to the same period in 2011 as a result of the 28% increase in the weighted average shares outstanding for the period.

Off-Balance Sheet Transactions, Arrangements and Other Relationships
As of September 30, 2012, we had outstanding warrants to purchase 2,607,911 shares of common stock that were issued in connection with the sale of equity securities in various public and private placement transactions in 2009, 2010, and 2011. These warrants have exercise prices ranging from $0.54 to $1.88 per share, with a weighted average exercise price of $0.79 and a weighted average remaining contractual life of approximately 2.95 years.  The estimated fair value of these warrants of $1,081,050 is included in shareholders’ equity in our balance sheets.

Critical Accounting Policies
There have been no changes in critical accounting policies from those stated in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of September 30, 2012, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Reference is made to the section entitled “Legal Proceedings” in Note 11 to our financial statements for a discussion of current legal proceedings, which discussion is incorporated herein by reference.

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

ITEM 5.  Other Information.

In accordance with and satisfaction of the requirements of Item 2.02 of Form 8-K, we include the following disclosure:

On November 14, 2012, we issued a press release announcing our results of operations and financial condition for the three and nine months ended September 30, 2012.  The press release is attached hereto as Exhibit 99.1.

ITEM 6.  Exhibits

1.1
Placement Agency Agreement, dated September 14, 2012, between Registrant and Craig-Hallum Capital Group LLC and Ladenburg Thalmann & Co. Inc. (incorporated by reference from Exhibit 1.1 of Current Report on Form 8-K filed September 14, 2012)

3.1	Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 of Registration Statement No. 33-70588-A)
3.2	Amendment to Amended Articles of Incorporation dated March 6, 2000 (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1999)
3.3	Amendment to Articles of Incorporation, dated July 17, 2000 (incorporated by reference from Exhibit 3.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
3.4
Certificate of Designations of the Preferences, Limitations, and Relative Rights of Series E Preferred Stock, dated November 21, 2005 (incorporated by reference from Exhibit 4.02 of Form 8-K filed November 22, 2005)

3.5	Articles of Amendment to Articles of Incorporation, dated October 3, 2012 (incorporated by reference from Exhibit 3.1of Current Report on Form 8-K filed October 4, 2012)
3.6	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 14, 2007)
10.1
Form of Securities Purchase Agreement between Registrant and the purchasers identified on the signature pages thereto (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed September 14, 2012)

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

ParkerVision, Inc.
Registrant

November 14, 2012	By:	/s/ Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 14, 2012	By:	/s/ Cynthia L. Poehlman
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