Form 10-K
period 2012-12-31
PARKERVISION INC
filed 2013-03-18
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)	(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).   Yes (  ) No (X)

As of June 29, 2012, the aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant was approximately $155,081,750 (based upon $2.38 share closing price on that date, as reported by NASDAQ).

As of March 1, 2013, 83,175,434 shares of the Issuer's Common Stock were outstanding.

INTRODUCTORY NOTE

Unless the context otherwise requires, in this Annual Report on Form 10-K (“Annual Report”) “we”, “us”, “our” and the “Company” mean ParkerVision, Inc.

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  When used in this Annual Report and in future filings by the Company with the Securities and Exchange Commission (“SEC”), the words or phrases “will likely result”, “management expects”, “we expect”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify such “forward-looking statements.”   Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties set forth in this Annual Report under the heading “Item 1A. Risk Factors” and in our other periodic reports.  Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, reliance on our intellectual property, the outcome of litigation and the ability to obtain adequate financing in the future. We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

PART I

Item 1.  Business.

We were incorporated under the laws of the state of Florida on August 22, 1989.  We are in the business of innovating fundamental wireless technologies.   We design, develop and market our proprietary radio frequency (“RF”) technologies and products for use in semiconductor circuits for wireless communication products.

Based on the manner in which our management views and evaluates our operations, we have determined that our business currently operates under a single segment.  Refer to our financial statements in Item 8 to this Annual Report for financial data including our revenues from external customers, net losses from operations, and total assets.

Recent Developments

Patent Infringement Litigation against Qualcomm
In February 2013, the United States District Court of the Middle District of Florida issued its claim construction ruling in our patent infringement litigation against Qualcomm Incorporated (“Qualcomm”).  In this ruling, the court adopted our interpretation for over ninety percent of the claim terms in dispute.  In addition, in January 2013, the court dismissed with prejudice two of the three theories of inequitable conduct that Qualcomm had asserted against us.  Following this ruling, Qualcomm notified the court of its intent to drop its remaining claims of inequitable conduct against us.  The court also dismissed Qualcomm’s claims against us and Sterne Kessler Goldstein and Fox, LLC, our long-time patent prosecution counsel, related to allegations of breach of contract.  We filed this patent infringement suit in July 2011 seeking unspecified damages and injunctive relief for the infringement by Qualcomm of six of our patents related to radio-frequency receivers and the down-conversion of electromagnetic signals.   The trial is scheduled to begin in October 2013.   The law firm of McKool Smith is representing us in this litigation on a partial contingency basis.   Refer to “Legal Proceedings” in Note 11 to our financial statements included in Item 8 for a complete discussion of the proceedings in this matter.

Development Agreement with VIA Telecom
In March 2013, we entered into a development agreement with VIA Telecom, Inc. (“VIA”) for the development and support of custom interfaces, or drivers, between VIA’s baseband products and our RF chipsets.  Under the terms of the agreement, we will compensate VIA for the delivery and support of drivers that meet defined specifications.  VIA has also committed to provide ongoing support and maintenance for the drivers and the use of the VIA baseband chips for a period of no less than three years.  We believe the deliverables under this agreement will satisfy the requirements of handset OEMs who are considering the incorporation of our RF chipsets into mobile handset products for use with VIA baseband processors.  Refer to “General Developments of Business” below for a complete discussion of our business relationship with VIA and related customer developments.

Termination of VIA License
In March 2013, VIA agreed to a mutual termination of their license to our technology.   Under the terms of the 2007 license agreement, VIA had the right to develop and manufacture VIA products which incorporated our intellectual property in return for a per unit royalty.   As more fully discussed below under “General Developments of Business”, our relationship with VIA had evolved to that of a supplier relationship which rendered the license unnecessary.  The termination of the license agreement has no impact on our current business relationship with VIA or the pursuit of orders from VIA baseband customers for the incorporation of our RF chipsets into their mobile products.

Intellectual Property Strategy
During 2012, we engaged intellectual property strategy firms to assist us in analyzing our intellectual property in concert with our business objectives, in order to better evaluate and execute our strategic options for capturing the value of our innovations.  We believe opportunities exist in the mobile device industry, as well as numerous other industries, for intellectual property licensing, joint ventures, and/or other business relationships that could provide us with additional sources of revenue from our patented innovations and thus increase shareholder value.

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

Our product development and marketing efforts since 2005 have been primarily focused on certain of our transmit technologies; however, incorporation of our receiver technology in mobile applications is also contemplated in our product plans.  In addition, our patent infringement litigation against Qualcomm is based on their use of our receiver technology.

Since 2005, we have generated no royalty or product revenue from our RF technologies.  Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs, our ability to secure a reasonable market share through product offerings with our customers, our ability to secure new customers for our technologies and/or products, and/or our ability to successfully protect our intellectual property.

We believe our intellectual property is a critical business asset and, as such, we have and will continue to devote substantial resources to the creation of intellectual property and the protection of our intellectual property rights by securing patent protection and, where necessary, defending those patents against infringement by others.   The resources dedicated to our RF chipset development activities serve a dual function in that many of these activities are also critical for the continued creation and protection of new intellectual property.

Our lack of tenure in the mobile handset industry coupled with the unique nature of our technology has resulted in lengthy and intense technology evaluation and due diligence efforts by potential customers.  Furthermore, in order to utilize RF technology in a mobile handset application, RF chipsets must interface with the baseband processor that generates the data to be transmitted.  The development of the interface between the baseband processor and RF chipsets requires a cooperative effort with the baseband provider.  Our technology is capable of being incorporated for any of the mobile handset standards, as well as other applications.  Our RF chipsets are being designed to interface with VIA baseband processors.  VIA is a global supplier of baseband processors used in a wide range of CDMA-enabled mobile devices that designs and supplies chipsets and related reference designs to original equipment manufacturers (“OEMs”) and original design manufacturers for incorporation into mobile devices.

In December 2007, we entered into a licensing and engineering services agreement with VIA, under the terms of which VIA had the right to manufacture devices based on our technology and pay us a per unit royalty for the license; however, the license also provided us with the right to manufacture and sell such devices ourselves to third parties.  To date, VIA has not produced its own RF chipsets.  Since 2009, we have worked with VIA to jointly develop a reference platform that would incorporate our products and VIA baseband processors without the exchange of intellectual property rights.  We anticipated that our initial product revenues would be generated from chipset sales to VIA and/or its customers rather than through royalties under the license.  In addition, we worked with VIA to co-develop a sample 3G mobile handset which verified our technology in a working implementation and tested our technology’s performance.  The results of these efforts were utilized to market our product to VIA’s customers.

During 2010, we modified our circuit layout and packaging to meet the specific design requirements of one of VIA’s customers.  The testing of our product in this design was completed in early 2011.  Despite the successful test results, this design did not result in an order from the prospective customer; however we were able to utilize the test results in marketing our solution to other VIA customers.  Since mid-year 2011, we have been working with VIA and a mutual OEM customer to design and test a handset solution incorporating our RF chipsets.  In late 2012, the mutual customer requested commitments on the part of both ourselves and VIA to ensure adequate support of our products and the related interface between our products in order for our RF chipset to be considered for incorporation into one or more of the OEM’s products.  In March 2013, we entered into a formal development agreement with VIA whereby we will compensate VIA for the resources required for their development and ongoing support and maintenance of the custom interfaces between our products.  We believe the development agreement with VIA will meet the requirements for our mutual customer for the products and support necessary to incorporate our RF chipsets into one or more of its mobile products.

Simultaneous with the execution of the development agreement, the parties agreed to a mutual termination of the license agreement which had been rendered unnecessary by the nature of the development relationship between the parties.  The termination of the 2007 license agreement has no impact on our current business relationship with VIA.

ITT Corporation (“ITT”) has been a licensee of our d2p technology since 2007.  From 2008 to 2010, we provided ITT with a development/demonstration platform, supported ITT in marketing our technology to their customers and seeking funding for product development, and provided subcontract services to ITT under a government contract for a transceiver application for military product.  Since 2011, we have not been actively engaged in product development or other activities with ITT, and we do not currently have plans to initiate any new development efforts for ITT-related projects, unless those projects are funded directly by ITT or its customers.  In the event ITT incorporates our technology into their products in the future, we will receive a per unit royalty from them for any such products sold under the terms of our agreement with them.

Products and Services

We anticipate our future business will include both licensing of our intellectual property and the sale of integrated circuits based on our technology for incorporation into wireless devices designed by our customers.  In addition, from time to time, we offer engineering consulting and design services to our customers, for a negotiated fee, to assist them in developing prototypes and/or products incorporating our technologies.  We are primarily focused on incorporating our technologies into mobile handsets for 3G and 4G cellular networks, but our technologies are applicable to other wireless products that incorporate RF transmitters, receivers, and/or transceivers, some of which are related to networks serving mobile handsets such as tablets, data cards, femtocells, machine-to-machine, and embedded applications.  Our technology can also be applied to non-cellular radio applications such as military radios and cable modems.

Competitive Position

We operate in a highly competitive industry against companies with substantially greater financial, technical, and sales and marketing resources.   Our technologies, which are currently being marketed in the mobile handset industry, face competition from incumbent providers of transceivers, such as Broadcom, Qualcomm, Intel, Renesas, ST-Ericsson, Fujitsu, MediaTek, NVidia, and others, as well as incumbent providers of power amplifiers, including companies such as Anadigics, RF Microdevices, and Skyworks, among others.   Each of our competitors, however, also has the potential of becoming a customer for our technologies.  Competition in our industry is generally based on price and technological performance.

To date, we are unaware of any competing or emerging RF technologies that provide all the simultaneous benefits that our technology enables.  Our unique technologies process the RF carriers in a more optimal manner than traditional technologies, thereby allowing the creation of handsets and other products that have extended battery life, lower operating temperatures, more easily incorporate multiple air interface standards and frequencies in smaller form factors, and reduce manufacturing costs.   Our technologies provide such attractive benefits, in part, because of their unique integrated circuit architectures which enable highly accurate transmission and reception of RF carriers that use less power than traditional linear architectures and components, thereby extending battery life, reducing heat and enabling certain packaging advantages.

Hurdles to the adoption of our technologies include entrenchment of, and therefore familiarity with, existing technologies, the disruptive nature of our technology, and our lack of tenure in the markets we are targeting.  We believe we can gain adoption, and therefore compete, based on the performance advantages enabled by our unique circuit architectures, as supported by a solid and defensible patent portfolio.  Our circuit architectures are capable of being compliant with all current mobile phone standards and can be configured to accept all standard baseband data interfaces with the cooperation of the baseband processor OEMs.  In addition, we believe that one or more of our technology’s abilities to provide improved power efficiencies, highly accurate RF carrier waveforms, smaller form factors and better manufacturing yields, provides a solution to existing problems in applications for 3G and 4G standards and beyond that the mobile wireless industry is seeking to solve, as well as in other applications where we believe our technologies can provide an attractive solution.

Production and Supply

The integrated circuits which incorporate our RF technologies are produced through fabrication relationships with IBM Microelectronics (“IBM”) using a Silicon Germanium process and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) using a CMOS semiconductor process.  We believe IBM and TSMC have sufficient capacity to meet our foreseeable needs.  In addition, our integrated circuits have been and can be produced using different materials and processes, if necessary, to satisfy capacity requirements and/or customer preferences.   In instances where our customer licenses our intellectual property, the production capacity risk shifts to that customer.

Patents and Trademarks

We consider our intellectual property, including patents, patent applications, trademarks, and trade secrets to be significant to our competitive positioning.   We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate to establish and maintain our proprietary rights in our technology and products.  As of December 31, 2012, we had 149 U.S. and 62 foreign patents related to our RF technologies.  In addition, we have approximately 53 U.S. and foreign patent applications pending.  We estimate the economic lives of our patents to be fifteen to twenty years and our current portfolio of patents and patent applications has an average estimated remaining life of approximately 10 years.

From time to time, we obtain licenses from others for standard industry circuit designs that are integrated into our own integrated circuits as supporting components that are peripheral to our core technologies.  We believe there are multiple sources for these types of standard circuits and we estimate the economic lives of the licenses to be two to five years based on estimated technological obsolescence.

Research and Development

For the years ended December 31, 2012, 2011, and 2010 we spent approximately $8.4 million, $8.4 million, and $8.9 million, respectively, on Company-sponsored research and development activities.  Our research and development efforts have been, and are expected to continue to be, devoted to the development and advancement of RF technologies, including the development of prototype integrated circuits for proof of concept purposes, the development of production-ready silicon samples and reference designs for specific customer applications, and the creation of test programs for quality control testing of our chipsets in high volumes.

Employees

As of December 31, 2012, we had 47 full-time and 2 part-time employees, of which 31 are employed in engineering research and development, 6 in sales and marketing, and 12 in executive management, finance and administration.  Our employees are not represented by a labor union.  We consider our employee relations satisfactory.

Available Information and Access to Reports

We file annual reports on Forms 10-K, quarterly reports on Forms 10-Q, proxy statements and other reports, including any amendments thereto, electronically with the SEC.  The SEC maintains an Internet site (http://www.sec.gov) where these reports may be obtained at no charge. Copies of these reports may also be obtained from the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC  20549.  Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  We also make copies of these reports available, free of charge through our website (http://www.parkervision.com) via the link “SEC filings” as soon as practicable after filing or furnishing such materials with the SEC.  We also will provide copies of the annual report on Form 10-K and the quarterly reports on Forms 10-Q filed during the current fiscal year, including any amendments thereto, upon written request to us at ParkerVision, Inc., Investor Relations, 7915 Baymeadows Way, Suite 400, Jacksonville, Florida, 32256.  These reports will be provided at no charge.  Exhibits to these reports may be obtained at a cost of $.25 per page plus $5.00 postage and handling.

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

Our independent registered certified public accounting firm has included in their audit opinion on our financial statements as of and for the year ended December 31, 2012 a statement with respect to substantial doubt regarding our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.  The substantial doubt as to our ability to continue as a going concern may adversely affect our ability to negotiate reasonable terms with our suppliers and may adversely affect our ability to raise additional capital in the future.

We have had a history of losses which may ultimately compromise our ability to implement our business plan and continue in operation.

We have had losses in each year since our inception in 1989, and continue to have an accumulated deficit which, at December 31, 2012, was approximately $262.1 million.  The net loss for 2012 was approximately $20.3 million.  To date, our technologies and products have not produced revenues sufficient to cover operating, research and development and overhead costs.  We also will continue to make expenditures on marketing, research and development, pursuit of patent protection for and defense of our intellectual property, and operational costs for fulfillment of any contracts that we achieve for the sale of our products or technologies.  We expect that our revenues in 2013, if any, will not bring the Company to profitability and our current capital resources will not be sufficient to sustain our operations through 2013.  If we are not able to generate sufficient revenues or obtain sufficient capital resources, we will not be able to implement our business plan and investors will suffer a loss in their investment.  This may also result in a change in our business strategies.

We expect to need additional capital in the future.  Failure to raise such additional capital may prevent us from implementing our business plan as currently formulated.

Because we have had net losses and, to date, have not generated positive cash flow from operations, we have funded our operating losses from the sale of equity securities from time to time.  We anticipate that our business plan will continue to require significant expenditures for research and development, patent protection, sales and marketing, and general operations.  Furthermore, we expect that the implementation of significant cost reduction measures in order to reduce our cash needs would jeopardize our operations and future growth plans.  Our current capital resources include cash and available for sale securities of $8.3 million at December 31, 2012.   Our current capital resources will not be sufficient to meet our working capital needs for 2013, and we will require additional capital to fund our operations.  Financing, if any, may be in the form of debt or additional sales of equity securities, including common or preferred stock.  The incurrence of debt or the sale of preferred stock may result in the imposition of operational limitations and other covenants and payment obligations, any of which may be burdensome to us. The sale of equity securities, including common or preferred stock, may result in dilution to the current shareholders’ ownership.  The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from the sale of our products, additional funding, reducing expenses or a combination of the foregoing.  The failure to generate sufficient revenues, raise capital or reduce expenses will have a material adverse effect on our ability to achieve our long-term business objectives.

Our industry is subject to rapid technological changes which if we are unable to match or surpass, will result in a loss of competitive advantage and market opportunity.

Because of the rapid technological development that regularly occurs in the microelectronics industry, we must continually devote substantial resources to developing and improving our technology and introducing new product offerings.  For example, for both fiscal years 2012 and 2011, we spent approximately $8.4 million annually on research and development and, we expect to continue to spend a significant amount in this area in the future. These efforts and expenditures are necessary to establish and increase market share and, ultimately, to generate revenues. If another company offers better products or our product development lags, a competitive position or market window opportunity may be lost, and therefore our revenues or revenue potential may be adversely affected.

If our products are not commercially accepted, our developmental investment will be lost and our ability to do business will be impaired.

There can be no assurance that our research and development will produce commercially viable technologies and products.  If our existing or new technologies and products are not commercially accepted, the funds expended will not be recoverable, and our competitive and financial position will be adversely affected.  In addition, perception of our business prospects will be impaired with an adverse impact on our ability to do business and to attract capital and employees.

If our patents and intellectual property rights do not provide us with the anticipated market protections, our competitive position, business, and prospects will be impaired.

We rely on our intellectual property rights, including patents and patent applications, to provide competitive advantage and protect us from theft of our intellectual property.  We believe that our patents are for entirely new technologies.  If the patents are not issued or issued patents are later shown not to be as broad as currently believed, or are otherwise challenged such that some or all of the protection is lost, we will suffer adverse effects from the loss of competitive advantage and our ability to offer unique products and technologies.  As a result, there would be an adverse impact on our financial condition and business prospects.

On July 20, 2011, we filed a complaint in the United States District Court of the Middle District of Florida against Qualcomm Incorporated seeking unspecified damages and injunctive relief for infringement of a number of our patents related to radio-frequency receivers and the down-conversion of electromagnetic signals.  Qualcomm has filed counterclaims against us, including claims of patent invalidity.  The court issued its claim construction ruling for this case in February 2013 and the trial date is set for October 2013.  At this time, we do not believe it is possible to predict the outcome of the litigation.  We could continue to incur significant costs in this litigation and there can be no assurance that we will prevail or that any damages we receive will cover our costs.   Furthermore, the litigation may divert our technical and management personnel from their normal responsibilities.  The occurrence of any of the foregoing could adversely affect our ability to pursue our business plan.

If we cannot demonstrate that our technologies and products can compete in the marketplace and are better than current competitive solutions, then we will not be able to generate the sales we need to continue our business and our prospects will be impaired.

We expect to face competition from chip suppliers such as Anadigics, Broadcom, Fujitsu, Intel, MediaTek, NVidia, Qualcomm, Renesas, RF Microdevices, Skyworks, and ST-Ericsson, among others.  Our technology may also face competition from other emerging approaches or new technological advances which are under development and have not yet emerged.  If our technologies and products are not established in the market place as improvements over current, traditional chip solutions in wireless communications, our business prospects and financial condition will be adversely affected.

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

We are highly dependent on Mr. Jeffrey Parker as our chief executive officer and Mr. David Sorrells as our chief technology officer.  If either of their services were lost, it would have an adverse impact on the execution of our business plan.

Because of Mr. Parker’s leadership position in the company and the respect he has garnered in both the industry in which we operate and the investment community, the loss of his services might be seen as an impediment to the execution of our business plan.  Because of Mr. Sorrells’ technical expertise, the loss of his services could have an adverse impact on our research and technical support activities and impede the execution of our business plan.  If either Mr. Parker or Mr. Sorrells were no longer available to the company, investors might experience an adverse impact on their investment.  We currently have employment agreements with and maintain key-employee life insurance for our benefit for both Mr. Parker and Mr. Sorrells.

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

Our outstanding options, warrants, and restricted share units may affect the market price and liquidity of the common stock.

At December 31, 2012, we had 82,903,609 shares of common stock outstanding and had 11,916,450 options, warrants, and restricted share units outstanding for the purchase and/or issuance of shares of common stock.  Of these outstanding equity instruments, 6,422,045 were exercisable as of December 31, 2012.  The majority of the underlying common stock of these securities is registered for sale to the holder or for public resale by the holder.  The amount of common stock available for the sales may have an adverse impact on our ability to raise capital and may affect the price and liquidity of the common stock in the public market.  In addition, the issuance of these shares of common stock will have a dilutive effect on current shareholders’ ownership.

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

Provisions in our certificate of incorporation and by-laws could have effects that conflict with the interest of shareholders.

Some provisions in our certificate of incorporation and by-laws could make it more difficult for a third party to acquire control of us.  For example, the board of directors has the ability to issue preferred stock without shareholder approval, and there are advance notification provisions for director nominations and submissions of proposals from shareholders to a vote by all the shareholders under the by-laws.  Florida law also has anti-takeover provisions in its corporate statute.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters are located in a 14,000 square foot leased facility in Jacksonville, Florida.  We have an additional 12,500 square foot leased facility in Lake Mary, Florida primarily for engineering design activities.  Our facilities consist of general office space with laboratory facilities for circuit board layout and testing.  We believe our properties are in good condition and suitable for the conduct of our business.  Refer to “Lease Commitments” in Note 11 to our financial statements included in Item 8 for information regarding our outstanding lease obligations.

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

	2012		2011
	High	Low	High	Low
Quarter ended March 31	$1.23	$0.74	$0.97	$0.44
Quarter ended June 30	2.42	0.91	0.95	0.55
Quarter ended September 30	3.25	1.80	1.47	0.46
Quarter ended December 31	2.45	1.48	1.08	0.80

Holders

As of March 8, 2013, we had 127 holders of record and we believe there are approximately 4,500 beneficial holders of our common stock.

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

Sales of Unregistered Securities

None.

Issuer Repurchase of Equity Securities

None.

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder returns for our company, the NASDAQ U.S. Stock Market Index, the NASDAQ Electronic Components Index and the NASDAQ Telecommunications Index for the five years ending December 31, 2012.  The total shareholder returns assumes the investment on December 31, 2007 of $100 in our common stock, the NASDAQ U.S. Stock Market Index, the NASDAQ Electronic Components Index, and the NASDAQ Telecommunications Index at the beginning of the period, with immediate reinvestment of all dividends.

*100 invested on 12/31/07 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

The data points for the performance graph are as follows:

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
ParkerVision, Inc.	$ 100.00	$ 15.61	$ 11.57	$ 2.91	$ 5.44	$ 12.83
NASDAQ Composite	$ 100.00	$ 59.46	$ 85.55	$ 100.02	$ 98.22	$ 113.85
NASDAQ Telecommunications	$ 100.00	$ 57.02	$ 84.52	$ 87.84	$ 76.75	$ 78.29
NASDAQ Electronic Components	$ 100.00	$ 53.91	$ 84.35	$ 87.96	$ 80.44	$ 82.10

Item 6.  Selected Financial Data.

The following table sets forth our financial data as of the dates and for the periods indicated.  The data has been derived from our audited financial statements.  The selected financial data should be read in conjunction with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the years ended December 31,
(in thousands, except per share amounts)	2012	2011	2010	2009	2008
Statement of Operations Data:

Revenues, net	$0	$0	$64	$64	$0
Gross margin	0	0	17	10	0
Operating expenses	20,383	14,676	15,146	21,559	23,432
Net loss from continuing operations	(20,322)	(14,573)	(15,028)	(21,530)	(23,074)
Basic and diluted net loss per common share from continuing operations	(0.27)	(0.24)	(0.35)	(0.65)	(0.88)
Balance Sheet Data:
Total assets	$18,720	$15,842	$17,596	$25,545	$17,976
Long term obligations	58	138	55	155	238
Shareholders’ equity	16,520	14,341	16,592	23,883	16,110
Working capital	7,175	4,658	6,134	12,577	4,043

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are in the business of innovating fundamental wireless technologies.   We design, develop and market our proprietary RF technologies and products for use in semiconductor circuits for wireless communication products.   Since 2005, we have generated no product or royalty revenue from our wireless technologies.  We have made significant investments in developing and protecting our technologies and products, the returns on which are dependent upon the generation of future revenues for realization.

We are currently engaged in patent litigation with Qualcomm for their alleged infringement of a number of our patents that relate to our receiver intellectual property.  We believe the outcome of this litigation is an important factor in our ability to generate meaningful revenue from certain of our receiver technologies. Therefore, we have devoted substantial resources to this litigation, and expect to continue to do so in the foreseeable future.  The trial is scheduled to begin in October 2013.   Although our litigation team is working on a partial contingency basis, we expect to incur significant costs for legal and expert fees related to this litigation in 2013 and possibly beyond.

We have also devoted substantial resources to the development of RF products that interface with VIA’s baseband processors.   As more fully discussed in “Recent Developments” under the heading “Item 1. Business”, in March 2013, we entered into a development agreement with VIA for the development and support of drivers between VIA’s baseband products and our RF chipsets and the ongoing support and maintenance of the custom interfaces between our products.  We anticipate that we will pay VIA an aggregate of approximately $1.3 million under this agreement in 2013, provided that VIA meets all of the future development milestones specified in the agreement.  We have been working with VIA and a mutual customer since 2011 on the design and test of a mobile handset solution using our RF chipset.  Much of the design and test process has been conducted in Asia, and we have committed significant resources in personnel, travel, and prototype costs related to this project.  We believe our development agreement with VIA satisfies the requirements for the mutual customer and will provide the mutual customer with the products and support necessary to incorporate our RF chipsets into one or more of its mobile products.  In the event we secure product orders for our RF chipsets, we expect that available working capital will be used for initial production start-up costs, including test programs and production tooling.

Our current capital resources will not be sufficient to meet our working capital needs for 2013, and we believe that the implementation of significant cost reduction measures in order to reduce our cash needs would jeopardize our operations and future growth plans.  Our independent registered certified public accounting firm has included in their audit report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

At December 31, 2012, we had working capital of approximately $7.2 million, an increase of approximately $2.5 million from working capital of $4.7 million at December 31, 2011.  This increase is a result of approximately $17.6 million in proceeds from our April 2012 and September 2012 sales of equity securities as well as approximately $1.4 million in proceeds from the exercise of options and warrants, offset by the use of approximately $14.7 million in cash for operating activities and the investment of approximately $1.2 million in patents and other long-lived assets in 2012.  Proceeds from the sale of equity securities are invested in available for sale securities and our use of cash is funded from the sale of these securities.  At December 31, 2012, we were not subject to any significant commitments to make additional capital expenditures.

For the year ended December 31, 2011, we used cash of approximately $11.4 million for operations and invested approximately $0.7 million in patents and other long-lived assets.  This use of cash was offset by approximately $10.9 million in proceeds from the sale of equity securities and the exercise of warrants in 2011.  The increase in our use of cash for operating activities from 2011 to 2012 was primarily the result of our increased operating expenses pertaining to our patent infringement litigation against Qualcomm.

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products, as well as investment in continued protection of our intellectual property including prosecution of new patents and defense of existing patents.  Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs incorporating our technologies, our ability to secure a reasonable share of the market through additional product offerings with our customers, our ability to secure new customers for our products or technologies, and/or our ability to defend our intellectual property.

Any revenue generated from the sale of our RF chipsets to VIA’s customers in 2013 will not be sufficient to cover our operational expenses, and we expect that our continued losses and use of cash will be funded from available working capital.  In addition, we expect that available working capital will be used for initial production start-up costs, including test programs and production tooling, and for litigation expenses to defend our intellectual property.

Our current capital resources will not be sufficient to support our liquidity requirements through 2013.  Furthermore, we believe significant cost reduction measures would jeopardize our operations and future growth plans, including our ability to support initial production of our products and our ability to defend our intellectual property.  We may be able to meet future liquidity needs through the issuance of additional equity securities under our outstanding shelf registration statement or otherwise, or through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

The long-term continuation of our business plan through 2013 and beyond is dependent upon the generation of sufficient revenues from our technologies and/or products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private financing and/or further reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or further reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

Results of Operations for Each of the Years Ended December 31, 2012, 2011, and 2010

Revenues and Gross Margins

We had no product or royalty revenues for the years ended December 31, 2012, 2011, or 2010.   We recognized approximately $64,000 in service revenue for the year ended December 31, 2010 under a fixed-price service contract with ITT.  The contract was for the purpose of incorporating our commercially developed d2p integrated circuits into a highly integrated transceiver for demonstration of device performance to one of ITT’s military customers.

Cost of sales for engineering services includes the direct labor costs, as well as overhead and other indirect costs including depreciation and allocated facilities costs.   Indirect costs are allocated to cost of sales on a direct labor hour basis.  For the year ended December 31, 2010, we recognized gross margin on the ITT service contract of approximately $17,000, or 27%.

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

Research and development costs remained relatively unchanged from 2011 to 2012.  This is primarily a result of an increase in personnel and related costs, offset by a decrease in outside engineering design services.  Personnel and related costs increased by approximately $360,000 from 2011 to 2012 as a result of an increase in personnel during mid-2011 as well as an increase in incentive compensation to key personnel in 2012. Outside engineering design services decreased by approximately $330,000 from 2011 to 2012 as a result of fluctuations that occur from year to year depending upon the status and timing of various outsourced projects.

Research and development expenses decreased approximately $0.5 million, or 5.2% from 2010 to 2011.  This decrease was primarily due to decreases in employee share-based compensation, depreciation and amortization expenses, and prototype costs, offset by increases in outside engineering design services, travel costs, and other professional fees.

Share-based compensation costs for research and development personnel decreased by approximately $495,000 from 2010 to 2011 primarily as a result of certain awards from 2008 becoming fully vested and lower compensation cost being recognized on more recent awards due to the type of award and the market price of our common stock on the award date.   Depreciation and amortization expense for research and development decreased by approximately $330,000 from 2010 to 2011, primarily as the result of decreased amortization on third-party licenses related to prototype designs.   Prototype production and materials costs decreased by approximately $205,000 from 2010 to 2011, primarily as a result of reduced prototype runs of our integrated circuits at the IBM and TSMC foundries in 2011 as we focused our resources on implementing our integrated circuits into designs for VIA customers.  Outside engineering design fees increased by approximately $315,000 from 2010 to 2011 based on the timing of various projects related to supporting mobile handset designs by VIA customers.  Personnel travel increased by approximately $260,000 from 2010 to 2011, primarily as a result of increased domestic and international travel to provide technical support to VIA and their handset customers for our products during 2011.

The markets for our products and technologies are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions.  Our ability to successfully develop and introduce, on a timely basis, new and enhanced products and technologies will be a significant factor in our ability to grow and remain competitive.  We are committed to continue investing in our technology and product development and therefore we anticipate that we will use a substantial portion of our working capital for research and development activities in 2013.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of personnel costs, including share-based compensation and travel costs, and outside professional fees which consist of various consulting and legal fees related to sales and marketing activities.

Marketing and selling expenses increased by approximately $0.2 million, or 13.0%, from 2011 to 2012.  This increase is primarily due to an increase in outside professional fees of approximately $135,000 as a result of outsourced support for a potential customer in Asia and an increase in certain public relations activities.

Marketing and selling expenses decreased by approximately $0.2 million, or 12.0%, from 2010 to 2011.  This decrease was primarily due to a decrease in share-based compensation expense of approximately $240,000 as a result of certain awards from 2008 becoming fully vested and lower compensation cost being recognized on more recent awards due to the type of award and the market price of our common stock on the award date.

General and Administrative Expenses

General and administrative expenses consist primarily of executive, director, finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside professional services, including litigation fees.

Our general and administrative expenses increased by approximately $5.5 million, or 114.4%, from 2011 to 2012.  This increase was due primarily to increases in litigation fees and expenses of approximately $2,360,000, an increase in various consulting fees of approximately $525,000, and an increase in share-based compensation expense of approximately $1,970,000.

This increase in litigation fees and expenses relates to our patent infringement litigation against Qualcomm.  The increases represent costs for experts and other third-party services, as well as increases in legal fees incurred as the case progresses.  Our litigation team is working on a partial contingency basis, and as a result, their fees have been reduced in exchange for a contingent fee in the event an award is received.  We anticipate additional increases in litigation fees and expenses in 2013 as we prepare for an October 2013 trial.

The increase in consulting fees is a result of one-time increases in various intellectual property strategy, investor relations, and financial advisory fees incurred in 2012.  These increases are not expected to be sustained in 2013.   The increase in share-based compensation expense is primarily the result of new long-term equity incentive awards granted to executives, other administrative employees, and non-employee directors.  In addition, share-based compensation included $760,000 of expense recognized upon the June 2012 vesting of performance based RSUs issued to a third-party for investor relations consulting services.

Our general and administrative expenses increased by approximately $0.2 million, or 4.0%, from 2010 to 2011.  This increase was due primarily to increases in outside professional fees partially offset by decreases in employee share-based compensation expense.

Outside professional fees increased approximately $755,000 from 2010 to 2011 primarily as a result of legal and other expert professional services related to our patent litigation against Qualcomm initiated in July 2011.  Share-based compensation decreased by approximately $555,000 from 2010 to 2011 primarily as a result of certain awards from 2008 becoming fully vested in 2011 and lower compensation cost being recognized on more recent awards due to the type of award and the market price of our common stock on the award date.

Interest and Other Income

Interest and other income consist of interest earned on our investments, net gains realized upon the sale of available for sale securities, and other miscellaneous income.  Interest and other income decreased approximately $0.04 million or 35.1% from 2011 to 2012 primarily as a result of lower average interest rates earned on investment balances.  Interest and other income remained relatively unchanged from 2010 to 2011.

Loss and Loss per Common Share

Our net loss increased approximately $5.7 million, or $0.03 per common share, from 2011 to 2012.  This increase was a result of the $5.7 million increase in operating expenses, which includes a $2.4 million increase in litigation fees and expenses and a $2.1 million increase in overall share-based compensation expense.  The increase in the loss per common share is a result of the increased net loss, offset by a 27% increase in weighted average shares outstanding for the period.

Our net loss decreased approximately $0.5 million, or $0.11 per common share, from 2010 to 2011.  This decrease was the result of a $0.5 million, or 3.1%, reduction in operating expenses and, with respect to the loss per common share, a 40% increase in weighted average shares outstanding for the period.

Critical Accounting Policies

We believe that the following are the critical accounting policies affecting the preparation of our financial   statements:

Intangible Assets

Patents, copyrights and other intangible assets are amortized using the straight-line method over their estimated period of benefit.  We estimate the economic lives of our patents and copyrights to be fifteen to twenty years.  We estimate the economic lives of other intangible assets, including licenses, based on estimated technological obsolescence, to be two to five years, which is generally shorter than the contractual lives.  Periodically, we evaluate the recoverability of our intangible assets and take into account events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists (“Triggering Event”).  Based on our cumulative net losses and negative cash flows from operations to date, we assess our working capital needs on an annual basis.  This annual assessment of our working capital is considered to be a Triggering Event for purposes of evaluating the recoverability of our intangible assets.  As a result of our evaluation at December 31, 2012, we determined that no impairment exists with regard to our intangible assets.

Accounting for Share-Based Compensation

We calculate the fair value of share-based equity awards to employees, including restricted stock, stock options and restricted stock units, on the date of grant and recognize the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards. The fair value of share-based awards is determined using various valuation models which require the use of highly subjective assumptions and estimates including (i) how long employees will retain their stock options before exercising them, (ii) the volatility of our common stock price over the expected life of the equity award, and (iii) the rate at which equity awards will ultimately be forfeited by the recipients.  Changes in these subjective assumptions can materially affect the estimate of fair value of share-based compensation and consequently, the related amount recognized as expense in the statements of comprehensive loss.

Income Taxes

The provision for income taxes is based on loss before taxes as reported in the accompanying statements of comprehensive loss.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  Our deferred tax assets exclude unrecognized tax benefits which do not meet a more-likely-than-not threshold for financial statement recognition for tax positions taken or expected to be taken in a tax return.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of December 31, 2012, we have outstanding warrants to purchase 2,607,911 shares of common stock that were issued in connection with the sale of equity securities in various private placement transactions in 2009, 2010, and 2011.  These warrants have exercise prices ranging from $0.54 to $1.88 per share with a weighted average exercise price of $0.79 and a weighted average remaining contractual life of approximately 2.7 years.  The estimated aggregate fair value of these warrants at their date of issuance of $1,081,050 is included in shareholders’ equity in our balance sheets.  Refer to “Non-Plan Options and Warrants” in Note 8 to our financial statements included in Item 8 for information regarding the outstanding warrants.

Our contractual obligations and commercial commitments at December 31, 2012 were as follows (see “Lease Commitments” in Note 11 to the financial statements included in Item 8):

		Payments due by period
Contractual Obligations:	Total	1 year or less	2 – 3 years	4 – 5 years	After 5 years
Capital leases	$67,500	$30,000	$37,500	$0	$0
Operating leases	806,200	541,900	264,300	0	0

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our cash equivalents, which are primarily highly liquid money market instruments, and our available for sale securities, which are mutual funds invested primarily in short-term municipal securities, are subject to market risk, including interest rate risk.  Market risk is the risk of loss arising from adverse changes in market and economic conditions and is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  We are averse to principal loss and seek to ensure the safety and preservation of our funds by investing in market instruments with limited market risk.  Accordingly, we do not believe there is any material market risk exposure with respect to our market instruments.

Item 8.  Financial Statements and Supplementary Data.

Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and
Shareholders of ParkerVision, Inc.:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ParkerVision, Inc. at December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2012).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Jacksonville, FL
March 18, 2013

PARKERVISION, INC.

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011
CURRENT ASSETS:
Cash and cash equivalents	$298,227	$213,438
Available for sale securities	8,041,904	5,026,398
Prepaid expenses and other	977,310	781,371
Total current assets	9,317,441	6,021,207

PROPERTY AND EQUIPMENT, net	403,446	351,285

INTANGIBLE ASSETS, net	8,978,101	9,004,263

OTHER ASSETS, net	20,866	465,216
Total assets	$18,719,854	$15,841,971

CURRENT LIABILITIES:
Accounts payable	$827,209	$613,806
Accrued expenses:
Salaries and wages	295,194	252,928
Professional fees	902,411	404,069
Other accrued expenses	42,231	16,867
Deferred rent, current portion	75,144	75,804
Total current liabilities	2,142,189	1,363,474

LONG TERM LIABILITIES
Capital lease, net of current portion	33,915	0
Deferred rent, net of current portion	23,763	137,878
Total long term liabilities	57,678	137,878
Total liabilities	2,199,867	1,501,352

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized, 82,903,609 and 67,573,775 issued and outstanding at December 31, 2012 and 2011, respectively	829,036	675,738
Accumulated other comprehensive loss	(20)	(10,418)
Warrants outstanding	1,081,050	8,649,786
Additional paid-in capital	276,748,336	246,842,116
Accumulated deficit	(262,138,415)	(241,816,603)
Total shareholders' equity	16,519,987	14,340,619
Total liabilities and shareholders' equity	$18,719,854	$15,841,971

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010

Engineering services revenue	$0	$0	$63,735
Cost of sales	0	0	46,401
Gross margin	0	0	17,334

Research and development expenses	8,447,639	8,423,683	8,882,730
Marketing and selling expenses	1,638,156	1,449,501	1,646,779
General and administrative expenses	10,297,238	4,802,503	4,616,105
Total operating expenses	20,383,033	14,675,687	15,145,614

Interest and other income	70,064	108,050	109,187
Interest expense	(8,843)	(5,716)	(8,426)
Total interest and other income and interest expense	61,221	102,334	100,761

Net loss	(20,321,812)	(14,573,353)	(15,027,519)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities	10,398	(2,602)	(7,816)
Other comprehensive income (loss), net of tax	10,398	(2,602)	(7,816)

Comprehensive loss	$(20,311,414)	$(14,575,955)	$(15,035,335)
Basic and diluted net loss per common share	$(0.27)	$(0.24)	$(0.35)

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
Common shares – beginning of year	67,573,775	52,752,036	41,160,335
Issuance of common stock upon exercise of options and warrants	2,258,188	687,461	0
Issuance of common stock in public and private offerings	12,520,811	13,823,477	11,412,122
Share-based compensation	550,835	310,801	179,579
Common shares – end of year	82,903,609	67,573,775	52,752,036

Par value of common stock – beginning of year	$675,738	$527,520	$411,603
Issuance of common stock upon exercise of options and warrants	22,581	6,875	0
Issuance of common stock in public and private offerings	125,209	138,235	114,121
Share-based compensation	5,508	3,108	1,796
Par value of common stock – end of year	$829,036	$675,738	$527,520

Accumulated other comprehensive loss – beginning of year	$(10,418)	$(7,816)	$0
Change in unrealized gain (loss) on available for sale securities	10,398	(2,602)	(7,816)
Accumulated other comprehensive loss – end of year	$(20)	$(10,418)	$(7,816)

Warrants outstanding – beginning of year	$8,649,786	$16,534,516	$17,767,663
Exercise of warrants	(683,809)	(174,804)	0
Expiration of warrants	(6,884,927)	(8,126,544)	(2,324,306)
Issuance of warrants in connection with public offering	0	416,618	1,091,159
Warrants outstanding – end of year	$1,081,050	$8,649,786	$16,534,516

Additional paid-in capital – beginning of year	$246,842,116	$226,780,738	$217,919,771
Issuance of common stock upon exercise of options and warrants	2,042,922	498,867	0
Issuance of common stock in public and private offerings	17,430,465	10,001,901	3,810,952
Share-based compensation	3,547,906	1,434,066	2,725,709
Expiration of warrants	6,884,927	8,126,544	2,324,306
Additional paid-in capital – end of year	$276,748,336	$246,842,116	$226,780,738

Accumulated deficit – beginning of year	$(241,816,603)	$(227,243,250)	$(212,215,731)
Net loss	(20,321,812)	(14,573,353)	(15,027,519)
Accumulated deficit – end of year	$(262,138,415)	$(241,816,603)	$(227,243,250)

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	2012	2011	2010
Total shareholders’ equity – beginning of year	$14,340,619	$16,591,708	$23,883,306
Issuance of common stock upon exercise of options and warrants	1,381,694	330,938	0
Issuance of common stock and warrants in private and public offerings	17,555,674	10,556,754	5,016,232
Share-based compensation	3,553,414	1,437,174	2,727,505
Comprehensive loss	(20,311,414)	(14,575,955)	(15,035,335)
Total shareholders’ equity – end of year	$16,519,987	$14,340,619	$16,591,708

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, and 2010

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,321,812)	$(14,573,353)	$(15,027,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,238,044	1,327,794	1,689,218
Share-based compensation	3,553,414	1,437,174	2,727,505
Loss on disposal of equipment and other assets	621	0	47,366
Realized (gain) loss on available for sale securities	(5,220)	1,671	(5,187)
Changes in operating assets and liabilities:
Accounts receivable	0	0	101,305
Prepaid and other assets	248,411	(125,463)	(82,022)
Accounts payable and accrued expenses	768,096	470,962	(515,857)
Deferred rent	(145,237)	24,668	(68,878)
Deferred revenue	0	0	(50,733)
Total adjustments	5,658,129	3,136,806	3,842,717
Net cash used in operating activities	(14,663,683)	(11,436,547)	(11,184,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	(16,799,888)	(9,439,760)	(11,818,540)
Proceeds from redemption of available for sale securities	13,800,000	10,725,000	5,500,000
Purchases of property and equipment	(135,541)	(100,649)	(129,845)
Payments for patent costs and other intangible assets	(1,026,736)	(609,851)	(637,607)
Net cash (used in) provided by investing activities	(4,162,165)	574,740	(7,085,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in public and private offerings	17,555,674	10,556,754	5,016,232
Proceeds from exercise of options and warrants	1,381,694	330,938	0
Principal payments on capital lease obligation	(26,731)	(25,845)	(22,652)
Net cash provided by financing activities	18,910,637	10,861,847	4,993,580

NET CHANGE IN CASH AND CASH EQUIVALENTS	84,789	40	(13,277,214)
CASH AND CASH EQUIVALENTS, beginning of year	213,438	213,398	13,490,612
CASH AND CASH EQUIVALENTS, end of year	$298,227	$213,438	$213,398

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$8,843	$5,716	$8,426
Cash paid for income taxes	$0	$0	$0
SUPPLEMENTALSCHEDULE OF NON-CASH ACTIVITIES:
Key-man life insurance premiums (Note 3)	$29,330	$45,780	$45,780
Purchases of leasehold improvements (Note 11)	$30,462	$27,572	$0
Purchase of equipment under capital lease (Note 5)	$71,925	$0	$0

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012, 2011 and 2010

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

2. LIQUIDITY AND GOING CONCERN

The accompanying financial statements as of and for the year ended December 31, 2012 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.  These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should we be unable to continue as a going concern.

We have incurred losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sales of our equity securities to fund our operations.   For the year ended December 31, 2012, we incurred a net loss of approximately $20.3 million and negative cash flows from operations of approximately $14.7 million.  At December 31, 2012, we had an accumulated deficit of approximately $262.1 million and working capital of approximately $7.2 million.  We expect that revenue for 2013, if any, will not be sufficient to cover our operational expenses for 2013, and that our expected continued losses and use of cash will be funded from available working capital.  In addition, we expect that available working capital will be used for initial production start-up costs, including test programs and production tooling, and for litigation expenses to defend our intellectual property.  Our current capital resources include cash and available for sale securities of approximately $8.3 million at December 31, 2012.  These current capital resources will not be sufficient to support our liquidity requirements through 2013 and further cost containment measures, if implemented, may jeopardize our operations and future growth plans.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern.

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products, as well as investment in continued protection of our intellectual property including prosecution of new patents and defense of existing patents.  Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully support our customers in completing their initial product designs incorporating our technologies, our ability to secure a reasonable share of the market through additional product offerings with our customers, our ability to secure new customers for our products or technologies, and/or our ability to defend our intellectual property.

We may be able to meet future liquidity needs through the issuance of additional equity securities under our outstanding shelf registration statement or otherwise, or through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

The long-term continuation of our business plan through 2013 and beyond is dependent upon the generation of sufficient revenues from our technologies and/or products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private financing and/or further reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or further reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Our financial statements are prepared in accordance with generally accepted accounting principles.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

Available for Sale Securities
Available for sale securities are intended to be held for indefinite periods of time and are not intended to be held to maturity. These securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive loss until realized. Our available for sale securities at December 31, 2012 and 2011 consisted of mutual funds that invest primarily in short-term municipal securities with an average effective maturity of one year or less. All dividends and realized gains are recognized as income as earned and immediately reinvested.  The Company has determined that the fair value of its available for sale securities fall within Level 1 in the fair value hierarchy (See Note 14).

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the following estimated useful lives:

Manufacturing and office equipment	5-7 years
Leasehold improvements	Remaining life of lease
Furniture and fixtures	7 years
Computer equipment and software	3-5 years

The cost and accumulated depreciation of assets sold or retired are removed from their respective accounts, and any resulting net gain or loss is recognized in the accompanying statements of comprehensive loss.  The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts, both internally and externally, that may suggest impairment. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of the assets exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the assets.

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

Key-man Life Insurance
We maintain key-man life insurance policies for two of our named executive officers.   In 2012, 2011, and 2010, we paid the premiums on these whole-life policies, in the amount of approximately $29,000, $46,000 and $46,000, respectively, through the use of annual policy dividends and loans against the policies.   During 2012, we surrendered one of these policies in favor of a term-life policy.   At December 31, 2012, management made the decision to surrender the remaining policy in favor of a term-life policy.  This policy was surrendered in January 2013.   The aggregate net cash surrender value of the policies held at December 31, 2012 and 2011, as determined by the insurance carrier, was approximately $456,000 and $562,000, respectively.   At December 31, 2012 and 2011, the value of the policies expected to be surrendered within the next twelve months is included in prepaid and other current assets in the accompanying balance sheet (see Note 4).   At December 31, 2011, the value of the policy expect to be held long-term, in the amount of approximately $442,000, was included in other assets in the accompanying balance sheet.

Accounting for Share-Based Compensation
We have various share-based compensation programs which provide for equity awards including stock options, restricted stock units (“RSUs”) and restricted stock. We calculate the fair value of employee share-based equity awards on the date of grant and recognize the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards.  We estimate the fair value of each equity award using the Black-Scholes option valuation model or the Monte Carlo simulation fair value model for awards that contain market conditions.  These valuation models require the use of highly subjective assumptions and estimates including (i) how long employees will retain their stock options before exercising them, (ii) the volatility of our common stock price over the expected life of the equity award, and (iii) the rate at which equity awards will ultimately be forfeited by the recipients.  Such estimates, and the basis for our conclusions regarding such estimates, are outlined in detail in Note 8.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Revenue Recognition
We did not recognize any product or royalty revenue in 2012, 2011, or 2010.   We account for service revenue when there is persuasive evidence of an arrangement, services have been rendered, the fee is fixed or determinable, and collection of the resulting receivable is reasonably assured.  We use the percentage-of-completion method of accounting for cost reimbursement-type contracts which specify a certain billable fee amount.  Revenues are recognized as costs are incurred assuming that collection is reasonably assured.  Our cost of sales includes the direct labor costs of personnel providing services under these contracts, as well as indirect costs such as depreciation and allocated facilities costs.

Research and Development Expenses
Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third party contractors, prototype expenses, maintenance costs for software development tools, depreciation, amortization, and an allocated portion of facilities costs.

Loss per Common Share
Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each year.  Diluted loss per common share is the same as basic loss per common share as all potential common shares are excluded from the calculation, as their effect is anti-dilutive.  The weighted-average number of common shares outstanding for the years ended December 31, 2012, 2011, and 2010, was 75,999,278, 60,038,857, and 42,960,229, respectively.

Options and warrants to purchase 10,482,608, 11,105,288, and 9,315,516, shares of common stock were outstanding at December 31, 2012, 2011, and 2010, respectively.   In addition, unvested RSUs representing 1,433,842, 1,104,377 and 300,602 shares of common stock were outstanding at December 31, 2012, 2011, and 2010, respectively.  These options, warrants and RSUs were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

Leases
Our facilities are leased under operating leases.  For those leases that contain rent escalations or rent concessions, we record the total rent payable during the lease term on a straight-line basis over the term of the lease with the difference between the rents paid and the straight-line rent recorded as a deferred rent liability in the accompanying balance sheets.

Income Taxes
The provision for income taxes is based on loss before taxes as reported in the accompanying statements of comprehensive loss.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  Our deferred tax assets exclude unrecognized tax benefits which do not meet a more-likely-than-not threshold for financial statement recognition for tax positions taken or expected to be taken in a tax return.

In 2006, we adopted the short-cut method to establish the historical additional paid-in-capital pool related to the tax effects of employee share-based compensation. Any positive balance would be available to absorb tax shortfalls (which occur when the tax deductions resulting from share-based compensation are less than the related book expense) recognized subsequent to the adoption of the stock-based compensation guidance.

Recent Accounting Pronouncements
In May 2011, the FASB issued Accounting Standards Update 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”).   ASU 2011-04 provides a consistent definition of fair value to ensure fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for interim and annual periods during 2012 and is applied prospectively.  The adoption of this guidance had no impact on our financial statements.

4.  PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following at December 31, 2012 and 2011:

	2012	2011
Prepaid insurance	$401,373	$401,087
Tenant improvement allowance receivable	0	124,072
Cash surrender value of life insurance	456,452	119,583
Other current assets	119,485	136,629
	$977,310	$781,371

5.  PROPERTY AND EQUIPMENT, NET

Property and equipment, at cost, consisted of the following at December 31, 2012 and 2011:

	2012	2011
Equipment and software	$8,082,091	$8,001,521
Leasehold improvements	837,377	806,915
Furniture and fixtures	505,428	494,561
	9,424,896	9,302,997
Less accumulated depreciation and amortization	(9,021,450)	(8,951,712)
	$403,446	$351,285

Depreciation expense related to property and equipment was $185,146, $314,113, and $428,631, in 2012, 2011, and 2010, respectively.  Depreciation expense includes depreciation related to capital leases of approximately $24,100, $14,371, and $14,371 for the periods ended December 31, 2012, 2011, and 2010 respectively.  Accumulated depreciation related to capital leases as of December 31, 2012, 2011, and 2010 included, $58,906, 34,806, and $20,435, respectively.

In April 2012, we purchased engineering equipment under a capital lease and recorded a corresponding capital lease obligation of approximately $72,000.  The lease has a three-year term with monthly payments of approximately $2,500 and an annual implicit interest rate of approximately 15.25%.  The principal payments are reflected as cash outflows from financing activities in the accompanying statements of cash flows.

6.  INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2012 and 2011:

	2012
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$18,290,991	$9,329,438	$8,961,553
Prepaid licensing fees	574,000	557,452	16,548
	$18,864,991	$9,886,890	$8,978,101

	2011
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$17,284,255	$8,279,992	$9,004,263
Prepaid licensing fees	554,000	554,000	0
	$17,838,255	$8,833,992	$9,004,263

Periodically, we evaluate the recoverability of our intangible assets and take into account events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists (“Triggering Event”).  Based on our cumulative net losses and negative cash flows from operations to date, we assess our working capital needs on an annual basis.  This annual assessment of our working capital is considered to be a Triggering Event for purposes of evaluating the recoverability of our intangible assets.  As a result of our evaluation at December 31, 2012, we determined that no impairment exists with regard to our intangible assets.

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

Amortization expense for the years ended December 31, 2012, 2011, and 2010 is as follows:

		Amortization Expense
	Weighted average estimated life (in years)	2012	2011	2010
Patents and copyrights	17	$1,049,446	$1,013,681	$977,208
Prepaid licensing fees	2	3,452	0	283,379
Total amortization		$1,052,898	$1,013,681	$1,260,587

Future estimated amortization expenses for other assets that have remaining unamortized amounts as of December 31, 2012 are as follows:

2013	$1,042,995
2014	1,016,754
2015	915,896
2016	879,818
2017	877,322
2018 and thereafter	4,245,316
Total	$8,978,101

7.  INCOME TAXES AND TAX STATUS

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 2012, 2011, and 2010 is as follows:

	2012	2011	2010
Tax benefit at statutory rate	$(6,909,416)	$(4,954,940)	$(5,109,356)
State tax benefit	(711,263)	(510,067)	(525,963)
Increase in valuation allowance	7,640,454	5,722,492	5,836,548
Research and development credit	(239,216)	(272,117)	(263,589)
Capital loss	0	(38,439)	0
Other	219,441	53,071	62,360
	$0	$0	$0

Our deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of our assets and liabilities at December 31, 2012 and 2011:

	2012	2011
Gross deferred tax assets:
Net operating loss carry-forward	$85,844,921	$80,863,960
Research and development credit	7,319,776	7,317,337
Capital loss carry-forward	38,439	38,439
Patents and other	1,770,367	1,684,365
Fixed assets	125,737	142,690
Stock compensation	2,882,576	2,492,458
Accrued liabilities	64,507	53,722
	98,046,323	92,592,971
Less valuation allowance	(98,006,927)	(92,592,971)
	39,396	0
Gross deferred tax liabilities:
Gains on the cash surrender value of life insurance	39,396	0
	39,396	0
Net deferred tax asset	$0	$0

No current or deferred tax provision or benefit was recorded for 2012, 2011, and 2010 as a result of current losses and full deferred tax valuation allowances for all periods.  We have recorded a valuation allowance to state our deferred tax assets at their estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

At December 31, 2012, we had cumulative net operating losses (“NOL”), research and development (“R&D”) tax credit carry-forwards and capital loss carry-forwards for income tax purposes of $232,629,730, $7,319,776, and $102,504 respectively, which expire in varying amounts from 2013 through 2032.  The cumulative NOL carry-forward is net of $13,432,293 in carry-forwards from 1993 through 1997 which expired unused from 2008 through 2012.  The NOL carry-forward for income tax purposes includes $57,636 related to windfall tax benefits from the exercise of share-based compensation awards for which benefit will be recognized as an adjustment to equity rather than a decrease in earnings if realized.  The cumulative R&D tax credit carry-forward is net of $496,329 in credits from 1995 through 1997 that expired unused from 2010 through 2012.

Our ability to benefit from the our tax credit carry-forwards could be limited under certain provisions of the Internal Revenue Code if our ownership changes by more than 50%, as defined by Section 382 of the Internal Revenue Code of 1986 (“Section 382”).

Under Section 382, an ownership change may limit the amount of NOL, capital loss and R&D credit carry-forwards that can be used annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  We conduct a study annually of our ownership changes.  Based on the results of our studies, we have determined that we do not have any ownership changes on or prior to December 31, 2012 which would result in limitations of our NOL, capital loss or R&D credit carry-forwards under Section 382.

Uncertain Tax Positions
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We have identified our Federal and Florida tax returns as our only major jurisdictions, as defined.  The periods subject to examination for those returns are the 1996 through 2012 tax years.

At December 31, 2012, we had an unrecognized tax benefit of approximately $1.4 million.  A reconciliation of the amount recorded for unrecognized tax benefits for the years ended December 31, 2012, 2011, and 2010 is as follows:

	For the years ended December 31,
	2012	2011	2010
Unrecognized tax benefits – beginning of year	$1,369,614	$1,369,614	$1,369,614
Gross increases – tax positions in prior period	-	-	-
Change in Estimate	-	-	-
Unrecognized tax benefits – end of year	$1,369,614	$1,369,614	$1,369,614

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of a valuation allowance.   Approximately $0.47 million, net of tax effect, of the unrecognized tax benefit is related to excess tax benefits related to share-based compensation which would be recorded as an adjustment to equity rather than a decrease in earnings, if reversed.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits.  For the years ended December 31, 2012, 2011, and 2010, we did not incur any income tax-related interest income, expense or penalties.

8. SHARE-BASED COMPENSATION

We did not capitalize any expense related to share-based payments.  The following table presents share-based compensation expense included in our statements of comprehensive loss for the years ended December 31, 2012, 2011, and 2010, respectively:

	Year ended December 31,
	2012	2011	2010
Research and development expense	$765,126	$706,734	$1,199,442
Sales and marketing expense	207,125	121,384	362,518
General and administrative expense	2,581,163	609,056	1,165,545
Total share-based expense	$3,553,414	$1,437,174	$2,727,505

As of December 31, 2012, there was $13,691,461 of total unrecognized compensation cost, net of estimated forfeitures, related to all non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted-average period of 1.92 years.

Stock Incentive Plans

2000 Performance Equity Plan
We adopted a performance equity plan in July 2000 (the “2000 Plan”). The 2000 Plan provides for the grant of options and other stock awards to employees, directors and consultants, not to exceed 5,000,000 shares of common stock.  The 2000 Plan provides for benefits in the form of nonqualified stock options, stock appreciation rights, restricted share awards, stock bonuses and various stock benefits or cash.  Prior to July 2010, the 2000 Plan also provided for awards of incentive stock options.   Forfeited and expired

options under the 2000 Plan become available for reissuance.   The plan provides that no participant may be granted awards in excess of 1,000,000 shares in any calendar year.  At December 31, 2012, 369,084 shares of common stock were available for future grants.

2008 Equity Incentive Plan
We adopted an equity incentive plan in August 2008 (the “2008 Plan”).  The 2008 Plan provides for the grant of stock-based awards to employees (excluding named executives), directors and consultants, not to exceed 500,000 shares of common stock.  The 2008 Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, and other stock based awards.  Forfeited and expired options under the 2008 Plan become available for reissuance.  The plan provides that no participant may be granted awards in excess of 50,000 shares in any calendar year.  At December 31, 2012, 8,315 shares of common stock were available for future grants.

2011 Long-Term Incentive Equity Plan
We adopted a long-term incentive equity plan in September 2011 (the “2011 Plan”).  The 2011 Plan provides for the grant of stock-based awards to employees, officers, directors and consultants, not to exceed 5,000,000 shares of common stock.  The Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, and other stock based awards.  Forfeited and expired options under the 2011 Plan become available for reissuance.  The plan provides that no participant may be granted awards in excess of 1,500,000 shares in any calendar year.  At December 31, 2012, 132,000 shares of common stock were available for future grants.

Restricted Stock Awards
Restricted stock awards are issued as executive and employee incentive compensation and as payment for services to others.  The value of the award is based on the closing price of our common stock on the date of grant.  Restricted stock awards are generally immediately vested.   We had no unvested restricted stock awards at December 31, 2012, 2011, or 2010 and no restricted stock awards were forfeited during 2012, 2011, or 2010.

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

Plan-Based RSUs
The following table presents a summary of RSU activity under the 2000, 2008, and 2011 Plans (collectively, the “Stock Plans”) as of December 31, 2012:

	Non-vested Shares
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	137,710	$0.89
Granted	880,300	2.82
Vested	(64,168)	0.92
Forfeited	0	0
Non-vested at end of year	953,842	2.67

The total fair value of RSUs vested under the Stock Plans for the year ended December 31, 2012 is $102,537.

Non-Plan RSUs
RSUs granted outside the Stock Plans represent awards issued as payment for services to consultants.  The shares underlying these non-plan RSUs are unregistered.

In November 2011, we issued 200,000 RSUs to a consultant.  The shares vested equally over a six month period.  As of December 31, 2012, all RSUs had vested and we recognized compensation cost related to these RSUs of approximately $200,000 and $29,000, respectively for the years ended December 31, 2012 and 2011, which is included in the table of share-based compensation shown above.

In November 2011, we issued 800,000 RSUs to the same consultant as a performance incentive. These RSUs vest only upon achievement of certain market conditions, as measured based on the closing price of our common stock during a period ending on the earlier of (i) December 31, 2012 or (ii) thirty days following termination of the related consulting agreement.  As of December 31, 2012, 320,000 of these RSUs had vested and the fair market value of the vested RSUs, measured based on the closing price of our common stock on the date of vesting, was approximately $760,000 which is included in the table of share-based compensation expense shown above.  On December 29, 2012, the vesting period for the remaining 480,000 unvested RSUs was extended to December 31, 2013.  No other terms of the award were modified.

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

Plan-Based Options
Options for employees, including executives and non-employee directors, are generally granted under the Stock Plans.  The following table presents a summary of option activity under the Stock Plans for the year ended December 31, 2012:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	5,503,244	$4.97
Granted	2,753,500	2.65
Exercised	(43,530)	0.86
Forfeited	(1,062)	1.76
Expired	(697,455)	14.50
Outstanding at end of year	7,514,697	3.26	4.94 years	$3,360,750
Exercisable at end of year	3,509,134	$4.76	3.48 years	$1,322,735

The weighted average fair value of option shares granted during the years ended December 31, 2012, 2011, and 2010 was $2.65, $0.66, and $0.50, respectively.  The total fair value of option shares vested during the years ended December 31, 2012, 2011, and 2010, was $1,404,456, $192,959, and $160,962, respectively.

The fair value of options granted under the Stock Plans is estimated using the Black-Scholes option pricing model.  Generally, fair value is determined as of the grant date.  In the case of option grants to third parties, the fair value is estimated at each interim reporting date until vested.

The fair value of option grants under the Stock Plans for the years ended December 31, 2012, 2011, and 2010 respectively, was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2012	2011	2010
Expected option term 1	6 to 7 years	5 to 6 years	6 to 6.5 years
Expected volatility factor 2	90.2% to 94.8%	92.0% to 97.7%	84.1% to 88.1%
Risk-free interest rate 3	0.8% to 1.0%	0.9% to 2.0%	1.5% to 3.3%
Expected annual dividend yield	0%	0%	0%

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

These non-plan options are for unregistered shares of our common stock which contain “piggy-back” registration rights on subsequent registration statements, if applicable.  We have not registered any of the shares underlying the non-plan options awarded in 2012, 2011, or 2010.   Warrants issued in connection with offerings of securities are also issued outside of the Stock Plans.  The shares underlying the warrants have been registered on a registration statement.  The following table presents a summary of non-plan option and warrant activity for the year ended December 31, 2012:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	5,602,044	$5.09
Granted	110,000	1.56
Exercised	(2,214,658)	0.61
Forfeited	0	0
Expired	(529,475)	46.79
Outstanding at end of year	2,967,911	0.87	2.88 years	$3,514,015
Exercisable at end of year	2,912,911	$0.86	2.79 years	$3,488,415

The aggregate intrinsic value of warrants exercised during 2012 and 2011 was $3,831,971 and $232,269 respectively.  The aggregate fair value of non-plan options and warrants vested during the years ended December 31, 2012, 2011, and 2010 was $166,668, $470,383, and $1,134,193, respectively.  This includes the grant date fair value of warrants issued in connection with the sale of equity securities during the years ended December 31, 2011 and 2010 of $416,618 and $1,091,159, respectively, which is included in the accompanying statements of shareholders’ equity.

Non-plan options and warrants outstanding at December 31, 2012 and 2011 include warrants issued in connection with the sale of equity securities in various public and private placement transactions from 2000 to 2011 that represent 2,607,911 and 5,352,043 shares, respectively (see Note 9).  The estimated fair value of these warrants as of December 31, 2012 and 2011 are included in shareholders’ equity in the accompanying balance sheets.

The fair value of non-plan options and warrants for the years ended December 31, 2012, 2011, and 2010, respectively, was estimated using the Black-Scholes option-pricing model at each measurement date with the following assumptions:

	Year ended December 31,
	2012	2011	2010
Expected option term 1	4 to 6 years	4 to 5 years	4 to 5 years
Expected volatility factor 2	93.4% to 104.3%	89.4% to 100.2%	88.7% to 94.2%
Risk-free interest rate 3	0.7% to 1.0%	0.9% to 2.4%	1.1% to 2.6%
Expected annual dividend yield	0%	0%	0%

1	The expected term was determined based on the remaining contractual life of the award on the measurement date.

2	The stock volatility for each grant is measured using the weighted average of historical daily price changes of our common stock over the most recent period equal to the expected life of the award.

3	The risk-free interest rate for periods equal to the expected term of the award is based on the U.S. Treasury yield curve in effect at the measurement date.

Options and Warrants by Price Range
The options and warrants outstanding at December 31, 2012 under all plans, including the non-plan options and warrants, have exercise price ranges, weighted average contractual lives, and weighted average exercise prices are as follows:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2012	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable at December 31, 2012	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
$0.54 - $0.82	2,269,177	$0.57	3.17	2,164,197	$0.56	3.06
$0.88 - $1.32	3,183,799	$0.93	5.53	1,404,602	$0.91	5.13
$1.88 - $2.83	2,924,820	$2.68	5.85	748,434	$2.27	3.72
$2.98 - $4.67	641,975	$3.42	2.88	641,975	$3.42	2.88
$5.40 - $8.60	627,970	$6.82	1.41	627,970	$6.82	1.41
$8.68 - $26.75	834,867	$10.22	1.20	834,867	$10.22	1.20
	10,482,608	$2.58	4.36	6,422,045	$2.99	3.17

Upon exercise of options and warrants under all plans, we issue new shares of our common stock.   For shares issued upon exercise of warrants or equity awards granted under the Stock Plans, the shares of common stock are registered.   For shares issued upon exercise of non-plan RSU or option awards, the shares are not registered.  Cash received from option and warrant exercises for the years ended December 31, 2012, 2011, and 2010, was $1,381,694, $330,938, and $0, respectively.  No tax benefit was realized for the tax deductions from exercise of the share-based payment arrangements for the years ended December 31, 2012, 2011, and 2010 as the benefits were fully offset by a valuation allowance (see Note 7).

9.  STOCK AUTHORIZATION AND ISSUANCE

Preferred Stock
We have 15,000,000 shares of preferred stock authorized for issuance at the direction of the board of directors.  As of December 31, 2012, we had no outstanding preferred stock.

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

We have filed three shelf registration statements with the SEC for purposes of providing flexibility to raise funds from the offering of various securities over a period of three years, subject to market conditions.  Securities offered under the shelf registration statements may be used to fund working capital, capital expenditures, vendor purchases, and other capital needs.

The first shelf registration statement (the “January 2009 Shelf”) for the offering of up to $25 million in securities was filed on January 5, 2009 (File No. 333-156571), declared effective on January 20, 2009, and expired in January 2012.  We issued an aggregate of $19.6 million in securities under the January 2009 Shelf, including the offerings discussed below.

The second shelf registration statement (the “September 2009 Shelf”) for the offering of up to $50 million in securities was filed on September 14, 2009 (File No. 333-161903), was declared effective on September 30, 2009, and expired in September 2012.  We issued an aggregate of $36.7 million in securities under the September 2009 Shelf, including the offerings discussed below.

The third shelf registration statement was filed on September 4, 2012 (File No. 333-183713) and was declared effective on September 11, 2012 for the offering of up to $25 million in securities (the “September 2012 Shelf”).  To date, we have issued an aggregate of approximately $10.1 million in securities under the September 2012 Shelf, including the offering discussed below.

The following table presents a summary of equity offerings for the years ended December 31, 2012, 2011, and 2010 (in thousands, except for per share amounts):

Date	Transaction	# of Common Shares/ Units Sold (in 000’s)	Price per Share/Unit	# of Warrants Issued (in 000’s)	Exercise Price per Warrant	Net Proceeds (in 000’s) (1)	Offering as % of Out-standing Common Stock (2)

September 19, 2012	September 2012 Shelf offering to a limited number of institutional and other investors	4,382	$2.30	n/a	n/a	$9,200	5.3%
April 18, 2012	September 2009 Shelf offering to a limited number of institutional and other investors	8,139	$1.05	n/a	n/a	$8,300	10.7%
September 14, 2011	September 2009 Shelf offering to two institutional investors	7,800	$0.88	n/a	n/a	$6,500	11.6%
March 30, 2011	September 2009 Shelf offering to a limited number of institutional and other investors (3)	3,332	$0.71	n/a	n/a	$4,100	10.2%
		2,691	$0.81	807	$0.88
November 19, 2010	January 2009 Shelf offering to one of our beneficial shareholders	2,830	$0.42	n/a	n/a	$1,100	5.4%
November 3, 2010	January 2009 Shelf offering a limited number of institutional and other investors (4)	8,583	$0.51	4,291	$0.54	$3,900	17.2%

(1)	After deduction of applicable underwriters’ discounts, placement agent fees, and other offering costs.
(2)	Calculated on an after-issued basis.
(3)
Offering included the sale of 3,332,117 shares of common stock at $0.71 per share and 2,691,360 units, each consisting of one share of common stock and three-tenths of a warrant to purchase common stock, at $0.81 per unit.  The warrants are exercisable beginning September 30, 2011 and expire on September 30, 2016.  The warrants were recorded at their relative fair value of approximately $0.4 million as estimated at their grant date using the Black-Scholes option pricing model (see Note 8)

(4)
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

At December 31, 2011, tenant improvement allowances receivable of $124,072 was included in prepaid expenses and other current assets in the accompanying balance sheet with a corresponding entry to deferred rent (see Note 4).  For the years ended December 31, 2012 and 2011, respectively, we recorded leasehold improvements of $30,462 and $27,572 against our tenant improvement allowances.  As of December 31, 2012, all remaining unused tenant improvement allowances were offset against future rents in accordance with our lease agreements.  Deferred rent is amortized as a reduction to rent expense over the respective lease term.

In addition to sales tax payable on base rental amounts, certain leases obligate us to pay pro-rated annual operating expenses for the properties.  Rent expense for properties, for the years ended December 31, 2012, 2011, and 2010 was $515,437, $408,070, and $434,877, respectively.

In addition, we lease certain equipment, primarily for research and development activities, under non-cancelable operating leases with lease terms of less than one year.  Equipment rental expense for the years ended December 31, 2012, 2011, and 2010 was $232,659, $188,713, and $197,552, respectively.

Contractual Obligations

Future minimum lease payments under all non-cancelable operating leases and capital leases that have initial or remaining terms in excess of one year as of December 31, 2012 were as follows:

Contractual obligations:	2013	2014	2015	Total
Operating leases	$541,900	$264,300	$0	$806,200
Capital leases	$30,000	$30,000	$7,500	$67,500

Legal Proceedings
From time to time, we are subject to legal proceedings and claims which arise in the ordinary course of our business.  We believe, based upon advice from outside legal counsel, that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ParkerVision vs. Qualcomm, Inc.
On July 20, 2011, as amended on February 28, 2012, we filed a complaint in the United States District Court of the Middle District of Florida against Qualcomm Incorporated (“Qualcomm”) seeking unspecified damages and injunctive relief for infringement of six of our patents related to radio-frequency receivers and the down-conversion of electromagnetic signals (the “Complaint”).  Qualcomm filed an Answer and Counterclaim to our Complaint (the “Counterclaim”) in which Qualcomm denied infringement and alleged invalidity and unenforceability of each of our patents, including claims of patent unenforceability due to alleged inequitable conduct.  Qualcomm also named our long-time patent prosecution counsel, Sterne, Kessler, Goldstein & Fox PLLC (“SKGF”) as a co-defendant in its Counterclaim and further alleged that we aided and abetted SKGF in its alleged breach of fiduciary duty to Qualcomm and tortiously interfered with Qualcomm’s contractual relationship with SKGF.

Qualcomm also filed a motion to dismiss our claims of indirect patent infringement.  In August 2012, the court granted Qualcomm’s motion to dismiss citing a recent federal appeals court ruling which changed the pleading requirements.  The court allowed us to amend our pleadings to conform to the new rules, and we filed an amended complaint on August 30, 2012.  In September 2012, Qualcomm filed a motion to dismiss our amended claims of indirect patent infringement.  The court has not yet ruled on this motion.

In November 2011, as amended in April 2012, we filed a motion to dismiss Qualcomm’s Counterclaims related to inequitable conduct, aiding and abetting, and tortious interference, and a motion to strike certain of Qualcomm’s affirmative defenses.  SKGF also filed a motion to dismiss Qualcomm’s claims against them.  In November 2012, the court granted SKGF’s motion and dismissed these claims without prejudice; and furthermore, the court abated Qualcomm’s Counterclaims against SKGF such that Qualcomm is unable to file an amended Counterclaim against SKGF until such time that the court lifts the abatement.

In January 2013, the court dismissed with prejudice two of the three theories Qualcomm asserted in support of its claims of inequitable conduct.  The court also dismissed without prejudice and abated the aiding and abetting and tortious interference claims that related to the claims against SKGF that were dismissed.  Furthermore, Qualcomm’s affirmative defenses of inequitable conduct and unclean hands were stricken by the court.  In February 2013, Qualcomm notified the court that it plans to drop the remaining Counterclaims against us that relate to inequitable conduct.

The court held a non-adversarial technology tutorial in July 2012 and a claim construction hearing in August 2012 where we and Qualcomm presented our respective arguments for the proposed construction of disputed claim terms.  On February 20, 2013, the court issued its claim construction ruling in which the court adopted our interpretation for approximately ninety percent of the key terms in dispute.

Fact discovery has concluded and the trial is scheduled to begin on October 7, 2013.  At this time, we do not believe it is possible to predict the outcome of these proceedings.

Maxtak Capital Advisors LLC vs. ParkerVision
On December 28, 2011, Maxtak Capital Advisors LLC, Maxtak Partners LP and David Greenbaum (the “Plaintiffs”) filed a complaint in the United States District Court of New Jersey against us, our chief executive officer, Jeffrey Parker and one of our directors, Robert Sterne, alleging common law fraud and negligent misrepresentation of material facts concerning the effectiveness of our technology and our success in securing customers.  The Plaintiffs are seeking unspecified damages, including attorneys’ fees and costs.  On March 3, 2012, we filed a motion to dismiss and a motion to transfer this case to the Middle District of Florida.  In October 2012, the court granted our motion to transfer the case to the Middle District of Florida.  In December 2012, we filed an amended motion to dismiss.  The court has not yet ruled on this motion.  A trial date has been set for April 1, 2014.  We believe this matter is without merit and we do not anticipate that it will have a material adverse effect on our financial position, results of operations or liquidity.

12. RELATED-PARTY TRANSACTIONS

We paid approximately $906,000, $784,000, and $794,000 in 2012, 2011, and 2010, respectively, for patent-related legal services to a law firm, of which Robert Sterne, one of our directors since September 2006, is a partner.

On September 19, 2012 we sold 300,000 shares of our common stock to entities controlled by Messrs. Austin W. Marxe and David M. Greenhouse (“Marxe and Greenhouse Entities”) at a price of $2.30 per share in an offering off our September 2012 Shelf.  On April 18, 2012 we sold 2,857,143 shares of our common stock to Marxe and Greenhouse Entities at a price of $1.05 per share in an offering off our September 2009 Shelf.  Messrs. Marxe and Greenhouse are considered related parties under the rules of NASDAQ as they are beneficial owners of more than 5% of our outstanding stock at the time of the transactions.

On September 14, 2011, we sold 500,000 shares of our common stock to Wellington Management Company, LLP (“Wellington”) at a price of $0.88 per share in an offering off our September 2009 Shelf.  On March 30, 2011 we sold 1,200,000 shares of our common stock to Wellington at a price of $0.71 per share in an offering off our September 2009 Shelf.  On November 19, 2010, we sold 2,829,520 shares of our common stock to Wellington at a price of $0.42 per share in an offering off our January 2009 Shelf.  Wellington was considered a related party under the rules of NASDAQ as it was a beneficial owner of more than 5% of our outstanding stock at the time of the transactions.

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

14.  FAIR VALUE MEASUREMENTS

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis included in our balance sheet at December 31, 2012 and 2011 are:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:
Available for sale securities:
Municipal bond mutual funds	$8,041,904	$8,041,904	$0	$0

December 31, 2011:
Available for sale securities:
Municipal bond mutual funds	$5,026,398	$5,026,398	$0	$0

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data presented below is in thousands except for per share data:

	For the three months ended				For the year ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	December 31, 2012
Revenues	$0	$0	$0	$0	$0
Gross margin	0	0	0	0	0
Net loss	(4,068)	(5,061)	(5,019)	(6,174)	(20,322)

Basic and diluted net loss per common share	$(0.06)	$(0.07)	$(0.06)	$(0.07)	$(0.27)

	For the three months ended				For the year ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	December 31, 2011
Revenues	$0	$0	$0	$0	$0
Gross margin	0	0	0	0	0
Net loss	(3,370)	(3,537)	(3,754)	(3,912)	(14,573)

Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.06)	$(0.06)	$(0.24)

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.  Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our “disclosure controls and procedures,” as defined by the SEC as of December 31, 2012.

Based on such evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2012, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, “internal control over financial reporting’’ is defined as a process designed by, or under the supervision of, our chief executive officer and our chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect our transactions and our dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting; provide reasonable assurance  that receipts and expenditures of the company are made only in accordance with authorizations of management and directors; and provide reasonable assurance regarding the prevention or the timely detection of the unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in  Internal Control—Integrated Framework . Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited the financial statements included in this Form 10-K, has also audited the effectiveness of our internal control over financial reporting as stated in their report which is included in Item 8.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

In accordance with and satisfaction of the requirements of Form 8-K, we include the following disclosure:

On March 18, 2013, we issued a press release announcing our results of operations and financial condition for the fourth quarter and year ended December 31, 2012.  The press release is attached hereto as Exhibit 99.1.

The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any disclosure document of the Registrant, except as shall be expressly set forth by specific reference in such document.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors, including their ages, backgrounds and qualifications are as follows:

Directors

Name, Age	Director Since	Background	Qualifications
Jeffrey Parker, 56	1989	• Our Chairman of the Board and Chief Executive Officer since our inception in 1989 • Our President from April 1993 to June 1998 • Holds 31 U.S. patents	• One of our founders • As Chief Executive Officer, has relevant insight into our operations, our industry and related risks • Experience bringing disruptive technologies to market
David Sorrells, 54	1997	• Our Chief Technology Officer since 1996 • Our Engineering Manager from 1990 to 1996 • Holds 201 U.S. patents	• One of the leading inventors of our core technologies • Has an in-depth understanding of our technologies and their relevance to our target markets
William Hightower, 69	1999
• Our President from September 2003 to his retirement in November 2004
• President, Chief Operating Officer and a Director of Silicon Valley Group, Inc., (SVGI), (publicly-held designer and builder of semiconductor capital equipment tools for chip manufacturers) from August 1997 to May 2001
• Chairman and Chief Executive Officer of CADNET Corporation (privately held developer of network software solutions for architectural industry) from January 1996 to August 1997
• President and Chief Executive Officer of Telematics International, Inc. (networking and communication products manufacturer) from August 1989 to January 1996

• Extensive experience as executive officer and operating officer for both public and private companies in a number of industries, including telecommunications.
• Longevity on our board provides a historical perspective and a relevant understanding of our target markets and industry

John Metcalf, 62	2004
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

Name, Age	Director Since	Background	Qualifications
Robert Sterne, 61	2006
• Partner of the law firm of Sterne, Kessler, Goldstein & Fox, PLLC (specializing in patent and other intellectual property law) since 1978
• Also served as a director of ours from February 2000 to June 2003
			• In-depth knowledge of our intellectual property portfolio and patent strategies • Considered a leader in best practices and board responsibilities concerning intellectual property
Nam Suh, 76	2003
• President of Korea Advanced Institute of Science and Technology from July 2006 to March 2013
• Member of the faculty of Massachusetts Institute of Technology (MIT) from 1970 to 2008; held many positions including director of MIT Laboratory for Manufacturing and Productivity, head of the department of Mechanical Engineering, director of the MIT Manufacturing Institute and director of the Park Center for Complex Systems.
• Widely published author of over 300 articles and seven books
• Holds approximately 60 U.S. and many foreign patents
• Member of trustees and advisory boards of three universities
• Member of the Board of Directors of:  -  Integrated Device Technology, Inc. (a NASDAQ company that develops mixed signal semiconductor solutions) from 2005 to 2009 - Therma-Wave, Inc. (a NASDAQ company that manufactured process control metrology systems for use in semiconductor manufacturing) from 2004 to 2007

• Significant experience with technology innovation and the process of  new product introduction including the OLEV (Online Electric Vehicle), an invention selected by TIME magazine as one of the 50 most promising new inventions of 2010
• Relevant network, particularly in the Korean community
• Relevant experience with Korean culture and commerce

Papken der Torossian, 74	2003
• Chief Executive Officer of SVGI, (publicly-held designer and builder of semiconductor capital equipment tools for chip manufacturers) from 1986 to 2001
• Prior to SVGI, was President and Chief Executive Officer of ECS Microsystems (communications and PC company acquired by Ampex Corporation) and President of the Santa Cruz Division of Plantronics where he also served as Vice President of the telephone products group
• Has served as a director on a number of private company boards including executive chairman of Vistec Semiconductor Systems Group
• Member of the Board of Directors and the Compensation and Nominating and Corporate Governance Committees of Atmel Corporation (a NASDAQ company that is a global leader in the design, manufacturing and marketing of advanced semiconductors ) from July 2007 to present
• Member of the Board of Directors of Therma-Wave, Inc. (a NASDAQ company that manufactured process control metrology systems for use in semiconductor manufacturing) from  2003 to 2007

• Extensive experience as chairman and chief executive of a number of semiconductor and technology-based companies
• Relevant network in technology community
• Relevant operating experience with small, high growth companies

Executive Officers

In addition to Jeffrey Parker, our Chief Executive Officer, and David Sorrells, our Chief Technology Officer, who also serve on our board and whose backgrounds are included in the table above, the following persons serve as our executive officers:

Name, Age	Position	Background
Cynthia Poehlman, 46	Chief Financial Officer
• Our Chief Financial Officer since June 2004 and Corporate Secretary since August 2007
• Our Controller and Chief Accounting Officer from March 1994 to June 2004
• Certified Public Accountant in the state of Florida since 1989

John Stuckey, 42	Executive Vice President of Corporate Strategy and Business Development
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

Our board of directors has determined that John Metcalf is an audit committee financial expert within the meaning of the rules and regulations of the SEC and is independent as determined in accordance with current NASDAQ listing standards for audit committee members.  In addition, we must certify to NASDAQ that the audit committee has and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s “financial sophistication.”  Our board has determined that Mr. Metcalf’s qualifications also satisfy NASDAQ’s definition of financial sophistication.

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

Based solely upon our review of the copies of such forms received by us and written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during the fiscal year ended December 31, 2012, our executive officers, directors and ten percent shareholders filed all reports required by Section 16(a) of the Exchange Act on a timely basis except for the August 31, 2012 late filings of Forms 4 for Messrs. Jeffrey Parker, David Sorrells, and John Stuckey to report the sale of a de minimis number of shares of our common stock on April 17, 2012.  The sales were made from the individuals’ brokerage accounts, without their express knowledge or consent, to pay annual account fees.  Messrs. Parker and Sorrells each reported the sale of 110 shares of our common stock and Mr. Stuckey reported the sale of 101 shares of our common stock.  The Form 4s were filed promptly upon discovery of the sales.

Code of Ethics

The board of directors has adopted a code of ethics applicable to all of our directors, officers and employees, including our chief executive officer and our chief financial and accounting officer, that is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in reports that we file or submit to the SEC and in our other public communications, compliance with applicable government laws, rules and regulations, prompt internal reporting of violations of the code to an appropriate person designated in the code and accountability for adherence to the code.  A copy of the code of ethics may be found on our website at www.parkervision.com.

Item 11. Executive compensation.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee are all independent directors as determined in accordance with the rules of NASDAQ.  During the fiscal year ended December 31, 2012, the members of our compensation committee were Messrs. Papken der Torossian, William Hightower, and Nam Suh.   No member of our compensation committee is or has been an executive officer or employee of our company or had any relationship with us requiring disclosure as a related party transaction under Item 404 of Regulation S-K, except that Mr. Hightower served as our President from September 2003 to November 2004.  None of our executive officers served as a director or member of a compensation committee (or other committee serving an equivalent function) of any other entity, an executive officer of which served as one of our directors or a member of our compensation committee.

Compensation Committee Report

The compensation committee of the board of directors (referred to in this Item as the “Committee”) has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management of the company. Based on such review and discussion, the Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report.

Submitted by the Compensation Committee:
Papken der Torossian (Chair)
William Hightower
Nam Suh

Compensation Discussion and Analysis

Overview of Compensation Program

Our compensation program is designed to support our business objectives by structuring compensation packages to retain, reward, motivate, and attract employees who possess the required technical and entrepreneurial skills and talent.  The overall objectives of the business are to continue innovative technological advances of our wireless technologies, achieve technical and commercial acceptance of our wireless technologies, and, in doing so, to create significant shareholder value.  The compensation of our named executive officers, as defined in Item 402(a) of Regulation S-K (referred to herein as “Executives”), is designed to reward the achievement of both quantitative and qualitative performance goals, which specifically relate to the objectives of the business, both short- and long-term.

Comparative Benchmarking

In establishing our executive compensation policies, programs and awards, the Committee periodically reviews comparative peer group data for compensation benchmarking purposes.  Historically, the peer group has been selected based on (i) companies generally in wireless communications or communications equipment industries with an emphasis on semiconductor providers in particular, (ii) companies that are similarly sized in terms of market capitalization values, and/or (iii) companies that are considered competitors of ours in either the labor or capital markets (the “Wireless Peer Group”).  The Wireless Peer Group is reviewed by the Committee generally annually and adjusted as needed to maintain relevancy based on the business and financial metrics of the Wireless Peer Group members.  Market capitalization is considered the most relevant factor in selecting peers in the Wireless Peer Group, and we include companies with a market capitalization at the time of our analysis that is generally within a range of one-half to three times our market capitalization.  The Wireless Peer Group utilized for 2012 comparative benchmarking includes the following twelve companies:  Anadigics, Inc., Anaren, Inc., DSP Group, Inc., Emcore Corporation, GlobalStar, Inc., KVH Industries, Inc., MoSys, Inc., Oplink Communications, Inc., Powerwave Technologies, Inc., Superconductor Technologies, Inc., and TranSwitch Corporation.  The Committee utilized data from the Wireless Peer Group to analyze Executive base salaries and long-term equity incentive compensation during 2012.

During 2012, the Committee determined that analysis of a second peer group more specifically addressing the intellectual property nature of our business would provide additional relevant comparative data.  Accordingly, the Committee compiled a second peer group comprised of companies with a primary business in the development and licensing of intellectual property (the “Intellectual Property Peer Group”).  The Intellectual Property Peer Group includes the following eight companies:  Acacia Research Corp., CEVA, Inc., Dolby Laboratories, Inc., Interdigital, Inc., MIPS Technologies, Inc., Rambus, Inc., Tessera Technologies, Inc. and Virnetx Holding Corp.  Since the short-term objectives of the company in 2012 included a strong emphasis on intellectual property matters, the Committee considered combined data from both the Intellectual Property Peer Group and the Wireless Peer Group to analyze Executive short-term incentive compensation.

Peer companies are selected without consideration of their executive compensation levels and/or practices.  Although the Committee gives consideration to comparative peer data, it does not make changes to compensation levels based strictly on peer compensation.   The Committee anticipates that it will continue to analyze data from more than one peer group in order to obtain a more comprehensive view of compensation practices.

Role of the Compensation Committee and Executive Officers in Setting Compensation

The Committee makes all compensation decisions for all elements of compensation for the chief executive officer and other Executives and approves recommendations regarding equity awards for all employees.  The Committee has engaged, from time to time, Frederic W. Cook & Co., Inc. (“Cook”), an independent compensation consulting firm, to assist in the determination of certain elements of the compensation programs.  Cook reports to the Committee, has no prior relationship with any of the Executives, and does not provide any services to the Company beyond its advisory engagement to the Committee on executive and director compensation.  Cook has a wide range of experience in consulting with technology companies on executive compensation practices and plan designs.  In 2012, Cook provided advice to the Committee with respect to long-term equity incentive compensation, short-term incentive compensation arrangements, and board compensation practices in similar organizations.

To aid the Committee in making its compensation determinations, our chief executive officer evaluates the performance of the other Executives and makes recommendations regarding their compensation to the Committee for its consideration and determination.  In addition the chief executive officer, chief financial officer and human resource management personnel make recommendations to the Committee with regard to overall pay strategy including program designs, annual incentive plan design, and long-term incentive plan design for all employees.  Human resource management provides the Committee with market information and relevant data analysis as requested.  Executives do not determine any element or component of their own pay package or total compensation amount.

Compensation Components

There are three primary components of our compensation plans: (1) base salaries, (2) annual performance incentives, and (3) long-term incentives.  These components are the same for all of our employees, scaled according to the individual’s level of business responsibility.  The mix of compensation components is determined on an individual basis for each of our Executives.  In determining the amount of each component, as well as the allocation between these components, the Committee considers a number of objective and subjective factors including the level of business responsibilities of each Executive, competitive practices among comparable companies, external market factors, changes in the business, our financial position, and the nature of the behaviors the Committee intends to motivate.  We do not target a specific weighting of these three components or use a prescribed formula to establish pay levels.  The Committee’s philosophy is to balance compensation between long-term and short-term compensation and cash and equity compensation, as well as to take into account the nature of the business and the role and responsibilities of each Executive.

Each component of the compensation program and the manner in which the Committee determines each component is discussed in detail below.  In addition to these components, we provide standard employee benefits that include health benefits, life insurance, and tax-qualified savings plans to all of our employees.  The only special employee benefits or perquisites provided in 2012 for our Executives include the purchase of or reimbursement for supplemental life insurance policies for the benefit of the Executives and an automotive allowance for our chief executive officer.  We do not have pension or other retirement benefits or any type of nonqualified deferred compensation programs for our Executives or other employees.

Base Pay – Base salaries and related benefits are designed to provide basic economic security for our Executives and are established initially through negotiation at the time the Executive is hired and/or promoted, taking into account the Executive’s qualifications, experience, competitive salary information and overall compensation arrangements.   The Committee’s objective is to establish base salaries at a level consistent with competitive practices in a technological, innovative and fast-moving industry in order to help retain and recruit our highly skilled workforce without placing undue emphasis on fixed compensation.  The Committee does not provide any formulaic merit base salary increases to our Executives, but rather focuses on incentive compensation arrangements to motivate and reward the overall performance of our company and the individual Executive’s performance.  Base salary adjustments are generally made only to reflect changes to the Executive’s responsibilities or in response to meaningful changes in competitive market conditions.

The current base salaries for our Executives have remained unchanged since 2008.  In evaluating competitive market conditions, the Committee analyzes benchmark data as compared to our Wireless Peer Group annually.  Based on the Committee’s 2012 analysis of this data, base salaries for our Executives fall at or below the average of the Wireless Peer Group, with the exception of our chief technology officer, whose base salary falls slightly above the average of the Wireless Peer Group.  Based on its review of relevant data, the Committee did not recommend adjustments to base salaries for any of our Executives in 2012.

Annual Performance Incentives – Annual performance incentives are generally established for the purpose of linking a meaningful portion of the Executive’s pay to accomplishment of short-term objectives that are necessary for successful execution of our longer-term business plan.  Short-term incentives are generally cash, but the Committee will, from time to time, substitute equity-based awards in lieu of cash at the discretion of the Committee or, occasionally, at the election of the Executive.  Due to our financial performance and overall general economic conditions, the Committee did not implement a formal annual performance incentive plan for 2012, or the prior two years.  Rather, the Committee determined that it would discretionarily consider short-term incentives at the end of the year based on individual contributions.

For 2012, the Committee approved cash incentive awards for each of its Executives in recognition of significant individual efforts in support of corporate initiatives, particularly with regard to our intellectual property strategies and activities.  The Committee analyzed short-term incentive compensation data from both the Wireless Peer Group and the Intellectual Property Peer Group as a percentage of executive’s base salary.  Based on the relevant data, the Committee approved 2012 incentive awards that ranged from 10% to 28% of Executives’ base salaries as detailed below:

Name and Title	2012 Bonus	% of Base
Jeffrey Parker, Chief Executive Officer	$90,000	28%
Cynthia Poehlman, Chief Financial Officer	$22,500	10%
David Sorrells, Chief Technology Officer	$75,000	27%
John Stuckey, Executive Vice President	$25,000	10%

The Committee is considering a formal performance bonus plan that will more directly link Executive incentive compensation to corporate financial performance.  The Committee may also continue to utilize discretionary cash and/or equity-based awards for short-term incentives although no such awards are currently being contemplated.

Long-Term Incentives – Long term incentives are specifically designed to align employee and shareholder interests by rewarding performance that enhances shareholder value.  Equity-based awards are used for long-term incentives in order to link employee’s compensation to the value of our common stock.  Long-term equity-based incentive awards are made in the form of both stock options and RSUs.   Stock options serve to closely align our stock price appreciation with Executive’s financial incentive while RSUs have an inherent value based on the market price of our common stock and help limit our Executives’ exposure to downside equity risk.  Equity awards generally have a three-year vesting schedule in order to create unvested equity award value that will provide a financial incentive for continued employment.  The Committee believes a blend of these equity instruments provides the greatest balance between aligning our Executives’ interests with shareholders and providing our Executives with the financial incentive to remain with us and continue to work toward the continued success of our company.

All of our Executives received long-term incentive awards in the form of both stock options and RSUs on July 16, 2012.  Mr. Parker, our Chief Executive Officer, was awarded 600,000 stock options and 300,000 RSUs; Mr. David Sorrells, our Chief Technology Officer, was awarded 300,000 stock options and 200,000 RSUs; Mr. John Stuckey, our Executive Vice President, and Ms. Cindy Poehlman, our Chief Financial Officer, were each awarded 125,000 stock options and 75,000 RSUs.  These equity awards were issued under the 2011 Long-Term Incentive Equity Plan.  The stock option awards have an exercise price of $2.83 per share, the closing price of the Company’s common stock on the award date.  The option awards vest in eight equal quarterly installments beginning October 15, 2012 and expire on July 15, 2019.  The RSU awards vest in a single installment on July 15, 2015.  The equity awards have provisions for acceleration of all or a portion of the award in the event of a change in control.

The long-term equity incentive awards were based on the Committee’s analysis of Wireless Peer Group data as prepared by Cook, the performance and expected contribution of the Executive, the Executives’ other equity holdings, and input from our chief executive officer (for persons other than himself). The Wireless Peer Group data analyzed by the Committee included aggregate equity holdings as a percentage of total company shares outstanding. The Wireless Peer Group data revealed that our Executives’ equity ownership, on average, remained significantly below that of comparable companies. The 2012 awards brought our Executive’s equity holdings more in line with comparable companies.

The Committee believes that long-term equity incentives are a critical element in the overall compensation plan for all employees and anticipates continuing to use both stock options and RSU awards in the future to align executive and employee interests with the longer term goals of the company.

Equity Grant Practices

Employee and director grants are made on the 15th day of the month following the date on which all terms of the grant are approved by the Committee or its delegate.   In the case of grants made in connection with new hires, grants are made on the 15th day of the month following the new employee’s hire date.   Stock options are granted with an exercise price equal to the closing market value of our common stock on the grant date.  Options are never granted with exercise prices below market value on the grant date.   Stock options generally expire seven years from the date of grant, subject to earlier termination in the event of termination of employment, under certain circumstances.  Equity awards also generally provide for accelerated vesting in the event of certain change in control events.  For details, see “Potential Payments Upon Termination or Change in Control” below.

Executive and Director Stock Ownership Requirements

We currently do not have a policy with regard to minimum stock ownership for our Executives or non-employee directors.

Federal Income Tax Consequences

We consider the potential tax impact of our compensation programs in our compensation planning.  The material federal income tax consequences of our compensation programs, based on the current provisions of the Internal Revenue Code (“Code”) include the following:

Section 162(m) of the Code limits the deductibility from U.S. taxable income of certain types of compensation in excess of $1,000,000 paid by us to certain of our Executives.  This limitation may apply to the realized value of awards made under our equity award plans.  Compensation that is determined to be “performance-based” under the Code is not subject to this deduction limit.  For 2012, we did not pay compensation in excess of $1,000,000 to any Executive and therefore we did not incur a deduction limitation under Section 162(m).

Code Section 409A generally governs the form and timing of nonqualified deferred compensation payments and imposes sanctions on participants in nonqualified deferred compensation plans that fail to comply with Section 409A rules.   Our compensation arrangements with our Executives, as discussed more fully below, are intended to be compliant with Section 409A.

In the event of a change in control, our Executives are entitled to certain severance payments as more fully discussed under “Potential Payments upon Termination or Change in Control” below.  To the extent those payments exceed three times the Executive’s five-year average W-2 income, they may be deemed “excess parachute payments,” subject to a 20 percent excise tax, and nondeductible. Certain payments, such as reasonable compensation for non-compete agreements, may be excluded from the excess parachute payment calculation.  We do not provide gross-ups of excise or other taxes in the event such taxes are triggered by a change in control.

Employment and Other Agreements

In June 2012, we entered into Executive Employment Agreements (“Agreements”) with each of our Executives upon the expiration of prior employment agreements.   The Agreements have an initial three-year term with a provision for automatic annual renewal thereafter.

The Agreements provide each executive with a base salary commensurate with his or her position in the organization, a potential annual achievement bonus based on performance as determined by the Committee, and long-term equity incentive awards at the discretion of the Committee.  In addition, the Agreement for our chief executive officer provides for an annual automobile allowance and payment of personal life insurance policy premiums up to a maximum benefit payment of $150,000 annually for the initial three-year term of the Agreement.

The Agreements contain provisions for the protection of our intellectual property and for severance benefits and non-compete restrictions in the event of termination of the Executive’s employment.   Severance benefits are payable to the Executives under the terms of the Agreements in the event the Executive’s employment is terminated without cause, due to a change in control event, or for “Good Reason” as defined in the Agreements.  The severance package to be paid under the Agreements includes continuation of base salary for a one year period following the termination date, continuation of group health benefits and payment of any annual achievement bonus on a prorated basis. Such severance benefits are designed to alleviate the financial impact of an involuntary termination through salary, bonus and health benefit continuation.  The Committee believes that reasonable severance benefits for our Executives are important because it may be difficult for those Executives to find comparable employment within a short period of time following certain qualifying termination events.

In the case of termination due to a change in control, or within two years following a change in control, the Executive is entitled to 150% to 300% of his or her base salary plus an amount equal to the greater of the prior year’s annual bonus or the average of the three prior year’s annual bonus amount. In addition, the Executive’s equity-incentive awards are subject to accelerated vesting in a change in control transaction.  The Committee believes these benefits reinforce and encourage the continued attention and dedication of our Executives to their responsibilities without personal distraction or conflict of interest in circumstances which could arise from a change in control event.  The Committee believes the interests of our shareholders will be best served if our Executives’ interests are aligned with them and providing change in control benefits can eliminate, or substantially reduce, the reluctance of our Executives to pursue potential change in control transactions that may be in the best interests of our shareholders.  Amounts to be paid to each Executive for various termination events are included in the tables under “Potential Payments upon Termination or Change in Control” below.

The non-compete provisions of  the Agreements impose restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from our customers.  We also have non-compete arrangements in place with all of our other employees that are similar to the non-compete restrictions for our Executives.  The non-compete provision of the Agreements remain in effect for up to three years following the Executive’s termination, provided that we compensate the Executive the equivalent of his or her base salary on a monthly basis over the restriction period (“Non-Compete Compensation”).  In the event of termination due to a change in control, the Executive’s severance pay in excess of twelve months’ base salary is applied as a credit toward the Non-Compete Compensation.  Furthermore, in the event the Executive is terminated for cause or resigns without “Good Reason” as defined in the Agreements, all gains realized by the Executive from the sale of equity awards during the twelve months preceding termination, as well as the value at the date of termination of all vested and outstanding equity awards, will be credited towards the Non-Compete Compensation.

The Agreements also provide that the Executives will comply with any law, SEC rule, or listing standard for the exchange on which our shares are listed that require us to recover from the Executive any portion of incentive-based compensation received from us.

Summary Compensation Table

The following table summarizes the total compensation of each of our Executives for the fiscal years ended December 31, 2012, 2011, and 2010.  Given the complexity of disclosure requirements concerning executive compensation, and in particular with respect to the standards of financial accounting and reporting related to equity compensation, there is a difference between the compensation that is reported in this table versus that which is actually paid to and received by the Executives.  The amounts in the Summary Compensation Table that reflect the full grant date fair value of an equity award, do not necessarily correspond to the actual value that has been realized or will be realized in the future with respect to these awards.

(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)		(i)

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards1 ($)	Option Awards 2 ($)	Non-equity Incentive Plan Compensation ($)	All Other ($)		Total ($)
Jeffrey Parker, Chief	2012	$325,000		$90,000	$849,000	$1,315,976	$0	$177,690	3	$2,757,666
Executive Officer and	2011	325,000		0	0	671,756	0	27,690		1,024,446
Chairman of the Board	2010	337,500	4	0	0	0	0	28,613		366,116
Cynthia Poehlman,	2012	225,000		22,500	212,250	274,162	0	750	5	734,662
Chief Financial Officer and	2011	225,000		8,500	0	167,939	0	750		402,189
Corporate Secretary	2010	233,654	4	0	0	0	0	750		234,404
David Sorrells, Chief	2012	275,625		75,000	566,000	657,988	0	2,100	5	1,576,713
Technology Officer	2011	275,625		10,000	0	335,878	0	2,100		623,603
	2010	286,226	4	0	0	0	0	2,100		288,326
John Stuckey, Executive	2012	250,000		25,000	212,250	274,162	0	1,263	5	762,675
Vice President, Corporate	2011	250,000		7,500	0	167,939	0	1,263		426,702
Strategy and Business	2010	259,615	4	0	0	0	0	1,263		260,878
Development

1
The amounts reported in column (e) represent the full grant date fair value of stock awards in accordance with ASC 718, net of estimated forfeitures.  Refer to Note 8 of the financial statements included in Item 8 for the assumptions made in the valuation of stock awards.  See Grants of Plan-Based Awards table below.

2
The amounts reported in column (f) represent the full grant date fair value of options awards in accordance with ASC 718, net of estimated forfeitures.  Refer to Note 8 of the financial statements included in Item 8 for the assumptions made in the valuation of stock awards.  See Grants of Plan-Based Awards table below.

3
This amount includes (i) an automobile allowance in the amount of $24,000, (ii) reimbursement for personal life insurance premiums paid by Mr. Parker, adjusted for taxes, in the amount of $150,000, and (iii) the premium paid by us in 2012 for life insurance for the benefit of Mr. Parker in the amount of $3,690.

4
All salaried employees are paid on a biweekly basis.  The biweekly salary is determined by dividing annual base salary by 26 biweekly pay periods.  In 2010, our pay schedule included 27 biweekly pay periods resulting in a higher annual salary in 2010 for all salaried employees, including our Executives.

5	These amounts represent premiums paid by us in 2012 for life insurance for the benefit of the Executive.

We have entered into employment agreements with each of our Executives.  Refer to the section entitled “Compensation Discussion and Analysis – Employment and Other Agreements” in this Item for a discussion of the material terms of these agreements.

Grants of Plan-Based Awards

The following table summarizes information concerning each grant of an award made in our fiscal year ending December 31, 2012 to each of our Executives:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units Options 1 (#)	All Other Option Awards: Number of Securities Underlying Options 2 (#)	Exercise or base price of option awards per share ($)	Grant Date Fair Value of Stock and Option Awards 3 ($)
Jeffrey Parker	7/16/2012	300,000			$849,000
	7/16/2012		600,000	$2.83	1,315,976
Cynthia Poehlman	7/16/2012	75,000			212,250
	7/16/2012		125,000	2.83	274,162
David Sorrells	7/16/2012	200,000			566,000
	7/16/2012		300,000	2.83	657,988
John Stuckey	7/16/2012	75,000			212,250
	7/16/2012		125,000	2.83	274,162

1	These awards represent RSUs granted from our 2011 Long-Term Incentive Equity Plan which cliff vest on July 15, 2015.
2	These stock option awards were granted from our 2011 Long-Term Incentive Equity Plan, vest in eight equal quarterly increments beginning October 15, 2012, and expire July 16, 2019.
3
The amounts reported in this column represent the grant date fair value of the stock and option awards in accordance with ASC Topic 718.  Refer to Note 8 of the financial statements included in Item 8 for the assumptions made in the valuation of share-based awards.

Each of the awards was granted pursuant to an award agreement between us and the Executive.  Refer to the section entitled “Compensation Discussion and Analysis – Compensation Components: Long-Term Incentives” in this Item for a discussion of the material terms of these awards.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information concerning the outstanding equity awards, including unexercised options, unvested stock and equity incentive awards, as of December 31, 2012 for each of our Executives:

Name	Option Awards					Stock Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option Exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested 1 ($)
(a)	(b)	(c)		(d)	(e)	(f)		(g)
Jeffrey Parker	7,583			$9.80	5/3/13			$
	90,000			8.81	10/12/13
	37,500			9.89	2/15/14
	37,500			10.82	5/15/14
	37,500			12.30	8/15/14
	37,500			10.36	11/15/14
	333,320	666,680	2	0.89	10/15/18
	75,000	525,000	3	2.83	7/16/19
						300,000	4	$609,000
Cynthia Poehlman	3,205			9.80	5/6/13
	25,000			8.81	10/12/13
	8,750			9.89	2/15/14
	8,750			10.82	5/15/14
	150,000			5.70	6/25/14
	8,750			12.30	8/15/14
	8,750			10.36	11/15/14
	83,330	166,670	2	0.89	10/15/18
	15,625	109,375	3	2.83	7/16/19
						75,000	4	$152,250
David Sorrells	3,898			9.80	5/3/13
	38,000			8.81	10/12/13
	166,660	333,340	2	0.89	10/15/18
	37,500	262,500	3	2.83	7/6/19
						200,000	4	406,000
John Stuckey	1,697			9.80	5/3/13
	12,500			8.81	10/12/13
	4,375			9.89	2/15/14
	4,375			10.82	5/15/14
	53,937			4.67	7/8/14
	4,375			12.30	8/15/14
	4,375			10.36	11/15/14
	83,330	166,670	2	0.89	10/15/18
	15,625	109,375	3	2.83	7/16/19
						75,000	4	152,250

1	Based on the December 31, 2012 closing price of our common stock of $2.03.
2	Option vests in twelve equal quarterly increments beginning January 15, 2012 and ending October 15, 2014.
3	Option vests in eight equal quarterly increments beginning on October 15, 2012 and ending July 15, 2014
4	These units represent unvested RSUs that vest in their entirety on July 15, 2015.

Option Exercises and Stock Vested

There were no options exercises or vesting of stock awards for any of our Executives for the fiscal year ended December 31, 2012.

Potential Payments upon Termination or Change in Control

The Agreement with each of our Executives provide for payments upon termination for various events including, with or without cause termination by us, termination due to death or disability of the Executive, termination due to a change in control event and termination by the Executive for “Good Reason” as defined in the Agreements.  Upon the termination of an Executive, we may enforce non-compete provisions over a restriction period not to exceed three years provided that we compensate the Executive at his or her ending base salary for the designated restriction period.  Certain severance payments and other amounts may be applied as credits toward our Non-Compete Compensation obligation.  Refer to the section entitled “Compensation Discussion and Analysis – Employment and Other Agreements” in this Item for a discussion of the material terms of these agreements.  In addition, under the terms of the Executive’s equity award agreements, certain termination events may give rise to accelerated vesting of unvested equity awards as more fully discussed below.

Under the terms of the Agreements, payments upon termination are generally paid over time in accordance with normal payroll practices.

Payments Made Upon Termination – When an Executive’s employment is terminated for any reason, other than for cause, he or she is entitled to receive his or her base salary through the date of termination and any earned but unused vacation pay.  When an Executive’s employment is terminated for cause, he or she is only entitled to his or her base salary through the date of termination.  Furthermore, in the event an Executive’s employment is terminated for cause or an Executive resigns without “Good Reason”, all gains realized from the Executive’s sale of our common shares from vested RSUs or stock options during the twelve months immediately preceding the termination date shall be credited towards Non-Compete Compensation.  In addition, the total value of equity instruments provided to the Executive during the entire term of his or her employment with us that are vested and outstanding at the termination date shall be credited towards the Non-Compete Compensation.  The value of outstanding equity awards shall be determined using the closing market price of our common stock on the termination date.

Payments Made Upon Termination Due to a Change in Control – In the event an Executive’s employment is terminated without cause or an Executive resigns with “Good Reason” within two years of a change in control event, in addition to the benefits listed under “Payments Made Upon Termination” above, he or she is entitled to receive a multiple of his or her base salary, an amount in lieu of annual bonus or incentive compensation, continuation of group health benefits and acceleration of certain unvested and outstanding equity awards.  The base salary multiple varies by individual and ranges from 150% to 300%.  The amount in lieu of annual bonus or incentive compensation is determined based on the greater of the bonus or annual incentive compensation earned in the year prior to the change in control, the average of the prior three year’s bonus or annual incentive compensation, or a prorated amount of the current year’s bonus or annual incentive compensation.  The severance pay in excess of twelve months’ base salary is applied as a credit toward the Non-Compete Compensation.

In accordance with the terms of the Executive’s individual equity agreements, the Executive would also be eligible for accelerated vesting of certain equity awards in the event of a change in control.  Any unvested stock options or unvested time-based RSUs will automatically vest upon a change in control.  If the change in control occurrence is approved by our board of directors, the board may, at its option, accelerate the vesting of any unvested time-based RSUs and repurchase them for a cash value as defined in the equity plan.

Payments Made Upon Termination Without Cause – In the event an Executive’s employment is terminated without cause and the Executive executes a release agreement with us, he or she is entitled to a severance package.  The severance package includes continuation of base salary for a one year period following the termination date, continuation of group health benefits and payment of any annual achievement bonus on a prorated basis.  In the event an Executive resigns for “Good Reason” as defined in the Agreement and executes a release agreement with us, he or she is entitled to the same severance benefits as if he or she was terminated without cause.   Good Reason is defined in the Agreement as a material diminution in the Executive’s authority, duties or responsibilities, a material diminution in the Executive’s base compensation and benefits, except for reductions applicable to all Executives, a material relocation of the Executive’s primary office or a material breach of the Agreement by us.

Payments Made Upon Termination Due to Disability – In the event an Executive’s employment is terminated within six months of becoming disabled, as defined in the Agreement, he or she will be entitled to the benefits listed under “Payments Made upon Termination” and the severance package listed under “Payments Made upon Termination without Cause” above.  If, however, the Executive’s employment is terminated after six months of becoming disabled, he or she becomes eligible for payments under a company-paid long-term disability plan with a third-party carrier in which case, the severance package is limited to the continuation of health benefits.   In addition, if an Executive’s employment is terminated due to disability, he or she receives an automatic acceleration of fifty percent of any unvested options or RSUs in accordance with the terms of the individual equity agreements.

Payments Made Upon Death – Upon the death of an Executive, the Executive’s beneficiaries shall receive the proceeds from company-paid life insurance policies purchased for the benefit of the Executive.   In addition, the Executive’s beneficiaries shall receive an acceleration of fifty percent of any unvested options or RSUs in accordance with the terms of the individual equity agreements.

The following tables reflect the estimated amount of compensation due to each of our Executives in the event of termination of their employment.  Actual amounts to be paid out could only be determined at the time of an Executive’s actual separation.   For purposes of this disclosure, we assume the triggering event for termination occurred on December 31, 2012.   The intrinsic value of equity awards upon termination is calculated based on the December 31, 2012 closing price of our common stock of $2.03.

Jeffrey Parker, Chairman and Chief Executive Officer

Benefit and Payments Upon Separation	Change in Control (Not Board Approved)		Change in Control (Board Approved)		Without Cause or for “Good Reason”		Disability		Death

Salary	$975,000	1	$975,000	1	$325,000		$325,000	2	$0
Short-term Incentive Compensation	90,000	3	90,000	3	0	4	0	2,4	0
Long-term Equity Compensation:
Stock Options	760,015		0		0		380,008		380,008
RSUs (Time-Based)	609,000		0		0		304,500		304,500
Benefits & Perquisites
Health Benefits	28,966		28,966		28,966		28,966		0
Life Insurance Proceeds	0		0		0		0		2,000,000	5
Accrued Vacation Pay	12,500		12,500		12,500		12,500		12,500
Total	$2,475,481		$1,106,466		$366,466		$1,050,974		$2,697,008

1	Under the Agreement, Mr. Parker is entitled to three times his regular annual base salary.
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

4
Short-term incentive compensation is based on the established incentive target for the year of termination.  As no targets were established for 2012, Executive is not entitled to short-term incentive payment under this scenario.

5	Represents proceeds payable by a third-party insurance carrier on a company-paid life insurance policy for the benefit of the Executive.

Cynthia Poehlman, Chief Financial Officer and Corporate Secretary

Benefit and Payments Upon Separation	Change in Control (Not Board Approved)		Change in Control (Board Approved)		Without Cause or for “Good Reason”		Disability		Death

Salary	$450,000	1	$450,000	1	$225,000		$225,000	2	$0
Short-term Incentive Compensation	22,500	3	22,500	3	0	4	0	2,4	0
Long-term Equity Compensation:
Stock Options	190,004		0		0		95,002		95,002
RSUs (Time-Based)	152,250		0		0		76,125		76,125
Benefits & Perquisites
Health Benefits	28,966		28,966		28,966		28,966		0
Life Insurance Proceeds	0		0		0		0		1,000,000	5
Accrued Vacation Pay	1,786		1,786		1,786		1,786		1,786
Total	$845,506		$503,252		$255,752		$426,879		$1,172,913

1	Under the Agreement, Ms. Poehlman is entitled to two times her regular annual base salary.
2
Assumes termination occurs within first six months of Executive becoming disabled.  Following a six-month period, Executive is not entitled to salary continuation or short-term incentive compensation payments.

3
Under the Agreement, Executive is entitled the greater of (i) an amount equal to her bonus or annual incentive compensation earned in the year prior to the change in control, (ii) the average of bonus and annual incentive compensation for the three full fiscal years prior to the change in control, or (iii) a prorated amount of the current year’s bonus or annual incentive compensation.

4
Short-term incentive compensation is based on the established incentive target for the year of termination.  As no targets were established for 2012, Executive is not entitled to short-term incentive payment under this scenario.

5	Represents proceeds payable by a third-party insurance carrier on a company-paid life insurance policy for the benefit of the Executive.

David Sorrells, Chief Technology Officer

Benefit and Payments Upon Separation	Change in Control (Not Board Approved)		Change in Control (Board Approved)		Without Cause or for “Good Reason”		Disability		Death

Salary	$826,875	1	$826,875	1	$275,625		$275,625	2	$0
Short-term Incentive Compensation	75,000	3	75,000	3	0	4	0	2,4	0
Long-term Equity Compensation:
Stock Options	380,008		0		0		190,004		190,004
RSUs (Time-Based)	406,000		0		0		203,000		203,000
Benefits & Perquisites
Health Benefits	28,966		28,966		28,966		28,966		0
Life Insurance Proceeds	0		0		0		0		1,000,000	5
Accrued Vacation Pay	19,023		19,023		19,023		19,023		19,023
Total	$1,735,872		$949,864		$323,614		$716,618		$1,412,027

1	Under the Agreement, Mr. Sorrells is entitled to three times his regular annual base salary.
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

4
Short-term incentive compensation is based on the established incentive target for the year of termination.  As no targets were established for 2012, Executive is not entitled to short-term incentive payment under this scenario.

5	Represents proceeds payable by a third-party insurance carrier on a company-paid life insurance policy for the benefit of the Executive.

John Stuckey, Executive Vice President of Corporate Strategy and Business Development

Benefit and Payments Upon Separation	Change in Control (Not Board Approved)		Change in Control (Board Approved)		Without Cause or for “Good Reason”		Disability		Death

Salary	$375,000	1	$375,000	1	$250,000		$250,000	2	$0
Short-term Incentive Compensation	25,000	3	25,000	3	0	4	0	2.4	0
Long-term Equity Compensation:
Stock Options	190,004		0		0		95,002		95,002
RSUs (Time-Based)	152,250		0		0		76,125		76,125
Benefits & Perquisites
Health Benefits	9,804		9,804		9,804		9,804		0
Life Insurance Proceeds	0		0		0		0		1,250,000	5
Accrued Vacation Pay	2,401		2,401		2,401		2,401		2,401
Total	$754,459		$412,205		$262,205		$433,332		$1,423,528

1	Under the Agreement, Mr. Stuckey is entitled to one and one half times his regular annual base salary.
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

4
Short-term incentive compensation is based on the established incentive target for the year of termination.  As no targets were established for 2012, Executive is not entitled to short-term incentive payment under this scenario.

5	Represents proceeds payable by a third-party insurance carrier on a company-paid life insurance policy for the benefit of the Executive.

Compensation of Outside Directors

Director Compensation Arrangements

The Committee is responsible for establishing outside directors’ compensation.  Our directors do not receive any per meeting fees.  Each of our non-employee directors receives a $25,000 annual cash retainer.   Our non-employee directors that serve on one or more board committees receive additional annual cash retainers as follows:  $7,500 for Audit Committee members, $15,000 for the Audit Committee chair, $5,000 for Compensation Committee members, $10,000 for the Compensation Committee chair, $2,500 for Nominating and Corporate Governance Committee members, and $5,000 for the Nominating and Corporate Governance Committee chair.  Committee fees are structured in such a way as to provide distinction between compensation for committee members and chairpersons and between the responsibilities of the various committees.  The annual board and committee retainers are paid in quarterly installments at the end of each fiscal quarter.  We reimburse our non-employee directors for their reasonable expenses incurred in attending meetings.  In addition, we encourage board participation in relevant educational programs and we reimburse our board members for all or a portion of costs, including travel, for these purposes.

Any non-employee director who is initially elected or appointed to the Board receives an equity award of 40,000 nonqualified share options on the 15th day following their initial election or appointment to the Board.  There were no new directors elected or appointed in 2012.

Our non-employee directors’ compensation plan also provides for annual equity awards for our non-employee directors.  Historically, this annual equity award consisted of 5,000 share options and 2,500 RSUs granted on the 15th day of the first month following the director’s election at the annual shareholders meeting.  These awards vest one year following the grant date and, in the case of the share options, expire seven years following the grant date.

In 2012, the Committee, with the assistance of Cook, performed an analysis of non-employee director equity-based holdings.  This analysis, which included benchmarking against the Wireless Peer Group, indicated that the level of annual awards and overall equity-based holdings for our non-employee directors fell significantly below the Wireless Peer Group average.   In 2012, the Committee recommended, and the Board approved, an additional one-time equity award in the form of 185,000 nonqualified stock options to each of our non-employee directors in lieu of the standard annual non-employee director equity awards.  These options were granted on July 16, 2012, with an exercise price equal to market of $2.83 per share.  The options vest over eight equal quarterly installments beginning October 15, 2012 and expire July 16, 2019.  In the event a director resigns or is removed from the board for cause, prior to the vesting date, any unvested equity awards will be forfeited.

Director Compensation Table

The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2012.   Directors who are Executives do not receive separate compensation for their service as a director.

Name	Fees Paid in Cash ($)	Stock Awards ($)	Option Awards 1 ($)	Total ($)
(a)	(b)	(c)	(d)	(e)
Papken der Torossian	$42,500	$0	$405,759	$448,259
William Hightower	37,500	0	405,759	443,259
John Metcalf	45,000	0	405,759	450,759
Robert Sterne	27,500	0	405,759	433,259
Nam Suh	32,500	0	405,759	438,259

1
The amount reported in column (d) above represents the full grant date fair value related to the 2012 award of 185,000 share options, as recognized under ASC 718, excluding forfeiture estimates.  Refer to Note 8 of the financial statements included in Item 8 for the assumptions made in the valuation of stock awards.

As of December 31, 2012, the number of options outstanding for each of our non-employee directors was as follows:

	Number of securities underlying outstanding options
Name	(#) Exercisable	(#) Unexercisable 1
Papken Der Torossian	271,218	161,875
William Hightower	164,618	161,875
John Metcalf	187,618	161,875
Robert Sterne	173,718	161,875
Nam Suh	199,288	161,875

1	The unexercisable portion will vest in seven equal quarterly increments from January 15, 2013 through July 15, 2014.

Compensation Policies and Practices and Risk Management

We have assessed our compensation policies and programs for all employees and we do not believe such programs create risks that are reasonably likely to have a material adverse effect on us.  Certain attributes of our compensation practices and policies that help to reduce the likelihood of excessive risk taking include:

•	Our compensation programs provide a balanced mix of cash and equity components as well as short and long-term components.
•	The determination of Executive and other employee incentive awards is discretionary and is based on a review of a variety of quantitative and qualitative components.
•
A significant portion of each of our employee’s compensation is in the form of long-term equity awards that generally vest over a three-year period and help align employees’ interests with those of our shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 1, 2013 with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of our common stock, (ii) each of our directors and director nominees, (iii) each of our NEOs, and (iv) all of our directors, director nominees and NEOs as a group (based upon information furnished by those persons).

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class1
Jeffrey Parker 14	3,383,861	2	4.02%
Cynthia Poehlman 14	425,252	3	0.51%
David Sorrells 14	465,476	4	0.56%
John Stuckey 14	274,962	5	0.33%
William Hightower 14	240,868	6	0.29%
John Metcalf 14	232,775	7	0.28%
Robert Sterne 14	230,969	8	0.28%
Nam Suh 14	255,538	9	0.31%
Papken der Torossian 14	488,549	10	0.59%
Del Mar	5,366,632	11	6.45%
Gem Investment Advisors, LLC	6,848,862	12	8.23%
Austin W. Marxe and David M. Greenhouse	7,789,914	13	9.23%
All directors, director nominees and executive officers as a group (9 persons)	5,998,250	15	6.94%

1
Percentage includes all outstanding shares of common stock plus, for each person or group, any shares of common stock that the person or the group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.  Unless otherwise indicated, each person or group has sole voting and dispositive power over all such shares of common stock.

2
Includes 972,563 shares of common stock issuable upon currently exercisable options, 180,690 shares held by Mr. Parker directly, 2,022,584 shares held by Jeffrey Parker and Deborah Parker Joint Tenants in Common, over which Mr. Parker has shared voting and dispositive power, 78,910 shares owned through Mr. Parker’s 401(k) plan, and 129,114 shares owned of record by Mr. Parker’s three children over which he disclaims ownership.  Excludes 300,000 unvested RSUs and 875,020 shares of common stock issuable upon options that may become exercisable in the future.

3
Includes 385,075 shares of common stock issuable upon currently exercisable options and excludes 75,000 unvested RSUs and 203,130 shares of common stock issuable upon options that may become exercisable in the future.

4
Includes 404,388 shares of common stock issuable upon currently exercisable options and excludes 200,000 unvested RSUs and 437,510 shares of common stock issuable upon options that may become exercisable in the future.

5
Includes 257,504 shares of common stock issuable upon currently exercisable options and excludes 75,000 unvested RSUs and 203,130 shares of common stock issuable upon options that may become exercisable in the future.

6	Includes 195,868 shares of common stock issuable upon currently exercisable options and excludes 115,625 shares of common stock issuable upon options that may become exercisable in the future.

7	Includes 222,775 shares of common stock issuable upon currently exercisable options and excludes 115,625 shares of common stock issuable upon options that may become exercisable in the future.

8	Includes 207,468 shares of common stock issuable upon currently exercisable options and excludes 115,625 shares of common stock issuable upon options that may become exercisable in the future.

9	Includes 245,538 shares of common stock issuable upon currently exercisable options and excludes 115,625 shares of common stock issuable upon options that may become exercisable in the future.

10	Includes 317,468 shares of common stock issuable upon currently exercisable options and excludes 115,625 shares of common stock issuable upon options that may become exercisable in the future.

11
As reported on a Form 13G amendment filed February 22, 2013.  Includes 5,016,632 shares over which Mr. David Freelove (“Freelove”), Del Mar Master Fund (“DMF”), Del Asset Management LP (“DMAM”) and Del Mar Management LLC (“DMM”) have shared voting and dispositive power and 350,000 shares over which Freelove has sole voting and dispositive power.  DMAM serves as investment manager for DMF and is therefore deemed beneficial owner of the shares beneficially owned by DMF.  DMM, as general partner of DMAM, is considered beneficial owner of shares beneficially owned by DMAM.   Freelove, as the managing member of DMM, is deemed to be the beneficial owner of shares beneficially owned by DMM.  The business address for each of Master Fund, DMAM, Freelove and DMM is 711 Fifth Avenue, New York, New York 10022.

12
As reported on a Form 13G amendment filed February 14, 2013.  Includes 6,674,863 shares and 40,000 currently exercisable warrants held by Gem Partners LP (“GEM”) over which GEM, GEM Investment Advisors, LLC (“Advisors”) and Mr. Daniel Lewis (“Lewis”) have shared voting and dispositive power, 67,999 shares held by Flat Rock Partners LP (“FlatRock”) over which FlatRock, Advisors and Lewis have shared voting and dispositive power, and 66,000 shares held by Lewis over which Lewis has sole voting and dispositive power.  Advisors is the general partner of GEM and Flatrock, as a result of which Advisors is deemed to be beneficial owner of such shares.  Lewis, as the controlling person of Advisors is deemed to beneficially own the shares beneficially owned by them.  The business address for each of Advisors, GEM, FlatRock and Lewis is 100 State Street, Suite 2B, Teaneck, New Jersey 07666.

13
As reported on a Form 13G amendment filed February 13, 2013.  Mr. Austin W. Marxe (“Marxe”) and Mr. David M. Greenhouse (“Greenhouse”) share voting and dispositive power over 616,568 shares and 245,821 currently exercisable warrants owned by Special Situations Private Equity Fund, L.P., 569,743 shares and 157,325 currently exercisable warrants owned by Special Situations Technology Fund, L.P. , 2,978,680 shares and 825,958 currently exercisable warrants owned by Special Situations Technology Fund II , L.P. , 597,067 shares owned by Special Situations Cayman Fund, L.P. and 1,798,752 shares owned by Special Situations Fund III QP, L.P.  The business address for Marxe and Greenhouse is 527 Madison Avenue, Suite 2600, New York, New York, 10022.

14	The person’s address is 7915 Baymeadows Way, Suite 400, Jacksonville, Florida 32256.

15
Includes 3,208,647 shares of common stock issuable upon currently exercisable options held by directors and officers and excludes 650,000 unvested RSUs and 2,296,915 shares of common stock issuable upon options that may vest in the future held by directors and officers (see notes 2, 3, 4, 5, 6, 7, 8, 9, and 10 above).

Equity Compensation Plan Information

The following table gives information as of December 31, 2012 about shares of our common stock authorized for issuance under all of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights3	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders1	8,468,539	$3.26	509,399
Equity compensation plans not approved by security holders 2	840,000	$1.41	-
Total	9,308,539		509,399

1
Includes the 2000 Performance Equity Plan, the 2008 Equity Incentive Plan and the 2011 Long-Term Incentive Equity Plan.  The type of awards that may be issued under each of these plans is discussed more fully in Note 8 to our financial statements included in Item 8.

2
Includes options granted to third parties from 2009 through 2012 for the purchase of an aggregate of 360,000 shares at exercise prices ranging from $0.82 to $3.27 per share.  These options vest in equal monthly increments over the twelve month terms of the related service agreements and expire five years from the grant date.  Also includes 480,000 unvested performance-based RSUs granted to a third party in 2011.  The terms of this award are discussed more fully under “Non Plan RSUs” included in Note 8 to our financial statements included in Item 8.

3	Weighted-average exercise prices exclude the effect of unvested RSUs for which no exercise price is received upon vesting.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

We paid approximately $906,000 and $784,000 in 2012 and 2011, respectively, for patent-related legal services to a law firm, of which Robert Sterne, one of our directors since September 2006, is a partner.

On September 19, 2012 we sold 300,000 shares of our common stock to entities controlled by Messrs. Marxe and Greenhouse (“Marxe and Greenhouse Entities”) at a price of $2.30 per share in an offering off our September 2012 shelf.  On April 18, 2012, we sold 2,857,143 shares of our common stock to Marxe and Greenhouse Entities at a price of $1.05 per share in an offering off our September 2009 shelf.

Messrs. Marxe and Greenhouse are considered related parties as they were beneficial owners of more than 5% of our outstanding stock at the time of the transactions.

On September 14, 2011, we sold 500,000 shares of our common stock to Wellington Management Company, LLP (“Wellington”) at a price of $0.88 per share in an offering off our September 2009 Shelf.  On March 30, 2011 we sold 1,200,000 shares of our common stock to Wellington at a price of $0.71 per share in an offering off our September 2009 Shelf.  Wellington is considered a related party as it was a beneficial owner of more than 5% of our outstanding stock at the time of the transactions.

Review, Approval or Ratification of Transactions with Related Persons

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving transactions with related parties (as defined in Item 404 of Regulation S-K) to the extent we enter into such transactions.  In certain instances, the full board may review and approve a transaction.  The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.  We require each of our directors and executive officers to complete a questionnaire that elicits information about related party transactions.  These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, officer or employee.  The audit committee also reviews and recommends to the board of directors whether or not to approve transactions between the Company and an officer or director outside the ordinary course of business.

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

Audit Fees.  For the years ended December 31, 2011 and 2012, the aggregate fees billed for professional services rendered for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $368,000 and $503,000,  respectively.

Audit Related Fees.  For the years ended December 31, 2011 and 2012, there were no fees billed for professional services by our principal accountants for assurance and related services.

Tax Fees.  For the years ended December 31, 2011 and 2012, there were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice or tax planning.

All Other Fees.  For the years ended December 31, 2011 and 2012, there were no fees billed for other professional services by our principal accountants.

All the services discussed above were approved by our audit committee. The audit committee pre-approves the services to be provided by our principal accountants, including the scope of the annual audit and non-audit services to be performed by the principal accountants and the principal accountants’ audit and non-audit fees.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a) Documents filed as part of this report:

(1) Financial statements:

Balance Sheets - December 31, 2012 and 2011

Statements of Comprehensive Loss - for the years ended December 31, 2012, 2011 and 2010

Statements of Shareholders’ Equity - for the years ended December 31, 2012, 2011 and 2010

Statements of Cash Flows - for the years ended December 31, 2012, 2011 and 2010

Notes to Financial Statements - December 31,  2012, 2011 and 2010

(2) Financial statement schedules:

Schedule II – Valuation and Qualifying Accounts

Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

(3) Exhibits.

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 of Registration Statement No. 33-70588-A)

3.2	Amendment to Amended Articles of Incorporation dated March 6, 2000 (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1999)

3.3	Bylaws, as amended (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1998)

3.4	Amendment to Certificate of Incorporation dated July 17, 2000 (incorporated by reference from Exhibit 3.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

3.5	Certificate of Designations of the Preferences, Limitations and Relative Rights of Series E Preferred Stock (incorporated by reference from Exhibit 4.02 of Form 8-K dated November 21, 2005)

3.6	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 14, 2007)

3.7	Articles of Amendment to Articles of Incorporation, dated October 3, 2012 (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed October 4, 2012

4.1	Form of common stock certificate (incorporated by reference from Exhibit 4.1 of Registration Statement No. 33-70588-A)

4.2
Shareholder Protection Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference from Exhibit 4.01 of Form 8-K dated November 21, 2005)

4.3	Form of Rights Certificate pursuant to Shareholder Protection Rights Agreement (incorporated by reference from Exhibit 4.03 of Form 8-K dated November 21, 2005)

4.4	Form of Warrant Certificate (incorporated by reference from Exhibit 4.1 of Form 8-K dated February 26, 2009)

4.5	Form of Warrant Agreement between Registrant and American Stock Transfer and Trust Company, LLC (incorporated by reference from Exhibit 4.2 of Form 8-K/A dated February 26, 2009)

4.6	Form of Warrant Certificate (incorporated by reference from Exhibit 4.1 of Form 8-K dated October 28, 2010)

4.7	Form of Warrant Agreement between Registrant and American Stock Transfer and Trust Company, LLC (incorporated by reference from Exhibit 4.2 of Form 8-K dated October 28, 2010)

4.8	Form of Warrant (incorporated by reference from Exhibit 4.1 of Form 8-K dated March 25, 2011)

10.1	2000 Performance Equity Plan (incorporated by reference from Exhibit 10.11 of Registration Statement No. 333-43452) **

10.2	Form of 2002 Indemnification Agreement for Directors and Officers (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended September 30, 2002) **

10.3	Standard Form of Employee Option Agreement (incorporated by reference from Exhibit 4.11 of Annual Report on Form 10-K for the year ended December 31, 2006)**

10.4	Engineering Services Agreement, dated May 2, 2007, between Registrant and ITT Corporation (incorporated by reference from Exhibit 10.1 on Form 10-Q for the period ended June 30, 2007)***

10.5	License Agreement, dated May 2, 2007, between Registrant and ITT Corporation (incorporated by reference from Exhibit 10.2 on Form 10-Q for the period ended June 30, 2007)***

10.6
License and Engineering Service Agreement dated December 21, 2007 between Registrant and VIA-Telecom, Inc. (incorporated by reference from Exhibit 10.14 of Annual Report on Form 10-K for the period ended December 31, 2007) ***

10.7	2008 Equity Incentive Plan (Non-Named Executives), as amended (incorporated by reference from Exhibit 4.1 of Form S-8 dated October 24, 2008) **

10.8	Form of Restricted Stock Unit Agreement between Registrant and Executives (incorporated by reference from Exhibit 10.6 on Form 8-K dated June 4, 2008) **

10.9	2011 Long-Term Incentive Equity Plan (incorporated by reference from Exhibit 4.1 of Form S-8 dated November 18, 2011) **

10.10	Employment Agreement between Registrant and Jeffrey Parker dated June 6, 2012 (incorporated by reference from Exhibit 10.1 on Form 8-K dated June 6, 2012) **

10.11	Employment Agreement between Registrant and Cynthia Poehlman dated June 6, 2012 (incorporated by reference from Exhibit 10.2 on Form 8-K dated June 6, 2012) **

10.12	Employment Agreement between Registrant and David Sorrells dated June 6, 2012 (incorporated by reference from Exhibit 10.3 on Form 8-K dated June 6, 2012) **

10.13	Employment Agreement between Registrant and John Stuckey dated June 6, 2012 (incorporated by reference from Exhibit 10.4 on Form 8-K dated June 6, 2012) **

10.14
Form of Securities Purchase Agreement between Registrant and each of the investors in the March 2011 registered direct offering (incorporated by reference from Exhibit 10.1 of Form 8-K dated March 25, 2011)

10.15
Form of Securities Purchase Agreement between Registrant and the purchasers identified on the signature pages thereto (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed on September 9, 2011)

10.16
Form of Securities Purchase Agreement between Registrant and the purchasers identified on the signature pages thereto (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed on April 13, 2012)

10.17
Form of Securities Purchase Agreement between Registrant and the purchasers identified on the signature pages thereto (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed on September 14, 2012)

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker*

31.2	Rule 13a-14 and 15d-14 Certification of Cynthia L. Poehlman*

32.1	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. Poehlman*

99.1	Earnings Press Release*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith
**	Management contract or compensatory plan or arrangement.
***	Portions of these exhibits have been omitted pursuant to a request for confidential treatment

SIGNATURES

Pursuant to the requirements of Section 13 of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:           March 18, 2013
PARKERVISION, INC.

By:	/s/ Jeffrey L. Parker
Jeffrey L. Parker
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Jeffrey L. Parker	Chief Executive Officer and	March 18, 2013
	Jeffrey L. Parker	Chairman of the Board (Principal
Executive Officer)

By:	/s/ Cynthia L. Poehlman	Chief Financial Officer (Principal	March 18, 2013
	Cynthia L. Poehlman	Financial Officer and Principal
Accounting Officer) and Corporate
Secretary

By:	/s/ David F. Sorrells	Chief Technology Officer	March 18, 2013
	David F. Sorrells	and Director

By:	/s/ William A. Hightower	Director	March 18, 2013
William A. Hightower

By:	/s/ John Metcalf	Director	March 18, 2013
John Metcalf

By:	/s/ Robert G. Sterne	Director	March 18, 2013
Robert G. Sterne

By:	/s/ Nam P. Suh	Director	March 18, 2013
Nam P. Suh

By:	/s/ Papken S. der Torossian	Director	March 18, 2013
Papken S. der Torossian

SCHEDULE II

PARKERVISION, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

Valuation Allowance for Income Taxes	Balance at Beginning of Period	Provision	Write-Offs	Balance at End of Period
Year ended December 31, 2010	$84,972,698	$5,836,548	$(2,004,618)	$88,804,628
Year ended December 31, 2011	88,804,628	5,722,492	(1,934,149)	92,592,971
Year ended December 31, 2012	92,592,971	7,640,454	(2,226,498)	98,006,927

EXHIBIT INDEX

23.1	Consent of PricewaterhouseCoopers LLP
31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker
31.2	Rule 13a-14 and 15d-14 Certification of Cynthia L. Poehlman
32.1	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. Poehlman
99.1	Earnings Press Release
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Definition Extension Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase