Form 10-Q
period 2013-03-31
PARKERVISION INC
filed 2013-05-09
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

      (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

      (   )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to____________

Commission file number 000-22904

PARKERVISION, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2971472
(State or other jurisdiction of	I.R.S. Employer Identification No
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

As of May 1, 2013, 88,387,682 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

PARKERVISION, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$307,354	$298,227
Available for sale securities	17,528,082	8,041,904
Prepaid expenses and other	1,207,029	977,310
Total current assets	19,042,465	9,317,441

PROPERTY AND EQUIPMENT, net	379,589	403,446

INTANGIBLE ASSETS, net	8,884,506	8,978,101

OTHER ASSETS, net	21,277	20,866
Total assets	$28,327,837	$18,719,854

CURRENT LIABILITIES:
Accounts payable	$621,104	$827,209
Accrued expenses:
Salaries and wages	438,469	295,194
Professional fees	731,139	902,411
Other accrued expenses	93,261	42,231
Deferred rent, current portion	69,855	75,144
Total current liabilities	1,953,828	2,142,189

LONG TERM LIABILITIES
Capital lease, net of current portion	27,627	33,915
Deferred rent, net of current portion	9,081	23,763
Total long term liabilities	36,708	57,678
Total liabilities	1,990,536	2,199,867

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized, 88,089,121 and 82,903,609 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	880,891	829,036
Accumulated other comprehensive income (loss)	7,060	(20)
Warrants outstanding	982,444	1,081,050
Additional paid-in capital	293,067,493	276,748,336
Accumulated deficit	(268,600,587)	(262,138,415)
Total shareholders' equity	26,337,301	16,519,987
Total liabilities and shareholders' equity	$28,327,837	$18,719,854

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012

Engineering services revenue	$0	$0
Cost of sales	0	0
Gross margin	0	0

Research and development expenses	2,365,474	2,038,523
Marketing and selling expenses	396,927	395,358
General and administrative expenses	3,711,817	1,640,716
Total operating expenses	6,474,218	4,074,597

Interest and other income	14,200	6,853
Interest expense	(2,154)	(309)
Total interest and other income and interest expense	12,046	6,544

Net loss	(6,462,172)	(4,068,053)

Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	7,080	10,450
Other comprehensive income, net of tax	7,080	10,450

Comprehensive loss	$(6,455,092)	$(4,057,603)

Basic and diluted net loss per common share	$(0.08)	$(0.06)

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,462,172)	$(4,068,053)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	308,018	307,366
Share-based compensation	1,759,244	323,116
Realized (gain) loss on available for sale securities	(5,704)	2,183
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(230,130)	155,543
Accounts payable and accrued expenses	(183,945)	213,879
Deferred rent	(19,971)	(17,502)
Total adjustments	1,627,512	984,585
Net cash used in operating activities	(4,834,660)	(3,083,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments available for sale	(14,108,394)	(9,035)
Proceeds from sale of investments	4,635,000	3,475,000
Payments for patent costs and other intangible assets	(168,613)	(252,732)
Purchases of property and equipment	(21,953)	(94,644)
Net cash (used in) provided by investing activities	(9,663,960)	3,118,589

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in public and private
offerings	14,308,428	0
Net proceeds from exercise of options and warrants	204,734	0
Principal payments on capital lease obligation	(5,415)	(7,012)
Net cash provided by (used in) financing activities	14,507,747	(7,012)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,127	28,109

CASH AND CASH EQUIVALENTS, beginning of period	298,227	213,438

CASH AND CASH EQUIVALENTS, end of period	$307,354	$241,547

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

We do not expect that revenue generated from the sale of our RF chipsets in 2013, if any, will be sufficient to cover our operational expenses and we expect that our continued losses and use of cash will be funded from our cash and available for sale securities of $17.8 million at March 31, 2013.  These resources may be sufficient to support our liquidity requirements through 2013; however, these resources may not be sufficient to support our liquidity requirements for the next twelve months and beyond without further cost containment measures that, if implemented, may jeopardize our future growth plans.  These circumstances raise substantial doubt about our ability to continue as a going concern.

We believe we may be able to meet future liquidity needs through the issuance of equity securities in public offerings or private placements or through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

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

3.  Basis of Presentation

The accompanying unaudited financial statements for the period ended March 31, 2013 were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2012.

4.   Accounting Policies

There have been no changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2012.

5.   Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three months ended March 31, 2013 and 2012 were 83,347,095 and 67,607,108, respectively.

Options and warrants to purchase 10,159,596 and 10,842,039 shares of common stock were outstanding at March 31,  2013 and 2012, respectively.  In addition, unvested restricted stock units (“RSUs”), representing 1,278,842 and 1,004,377 shares of common stock, were outstanding at March 31, 2013 and 2012, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

6.   Intangible Assets

Intangible assets consist of the following:

	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$18,459,604	$9,589,146	$8,870,458
Prepaid licensing fees	574,000	559,952	14,048
	$19,033,604	$10,149,098	$8,884,506

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$18,290,991	$9,329,438	$8,961,553
Prepaid licensing fees	574,000	557,452	16,548
	$18,864,991	$9,886,890	$8,978,101

7.  Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2012.

The following table presents share-based compensation expense included in our statements of comprehensive loss for the three months ended March 31, 2013 and 2012, respectively:

	Three months ended
	March 31,
	2013	2012
Research and development expense	$361,595	$83,983
Sales and marketing expense	73,666	18,609
General and administrative expense	1,323,983	220,524
Total share-based expense	$1,759,244	$323,116

As of March 31, 2013, we had approximately $6.5 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of approximately  2 years.

In November 2011, we issued 800,000 RSUs  to a consulting firm as a performance incentive in connection with a services agreement. These RSUs vest only upon achievement of certain market conditions, as measured based on the closing price of our common stock during a period ending on the earlier of (i) December 31, 2013 or (ii) thirty days following termination of the related consulting agreement.  The issuance of the RSUs and the underlying shares is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).    As of March 31, 2013, an aggregate of 500,000 of these RSUs had vested, including 180,000 RSUs that vested during the three months ended March 31, 2013.  The fair market value of the vested RSUs is measured based on the closing price of our common stock on the date of vesting.  For the three months ended March 31, 2013, we recognized expense related to these RSUs of approximately  $621,000, which is included in the table of share-based compensation above.

8.   Stock Authorization and Issuance

On March 26, 2013, we completed the sale of an aggregate of 4,715,000 shares of our common stock, at a price of $3.25 per share, in an underwritten offering with Ladenburg Thalmann & Co. Inc. as underwriter.  The offering represented 5.4% of our outstanding common stock on an after-issued basis.  The aggregate net proceeds from this offering, after deduction of placement agent fees and other offering costs, were approximately $14.3 million.

The offering was made pursuant to our shelf registration statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) on September 4, 2012 (File No. 333-183713) which was declared effective on September 11, 2012, covering up to $25 million of our securities, and our registration statement on Form S-3 filed with the SEC on March 21, 2013 (File No. 333-187403), which became effective immediately upon filing pursuant to Rule 426(b) under the Securities Act, covering approximately an additional $2.5 million of our securities.  As of March 31, 2013, there were no additional securities available for issuance under the registration statement.

During the three months ended March 31, 2013, we issued 276,732 shares of our common stock upon the exercise of warrants issued in connection with the sale of equity securities for proceeds of approximately $0.2 million.  These proceeds are included in the accompanying statement of cash flows.

9. Fair Value Measurements

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis include the following as of March 31, 2013 and December 31, 2012:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013:
Available for sale securities:
Municipal bond mutual funds	$17,528,082	$17,528,082	$0	$0

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:
Available for sale securities:
Municipal bond mutual funds	$8,041,904	$8,041,904	$0	$0

10.  Commitments and Contingencies

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

ParkerVision vs. Qualcomm, Inc.

On July 20, 2011, as amended on February 28, 2012, we filed a complaint in the United States District

Court of the Middle District of Florida against Qualcomm Incorporated (“Qualcomm”) seeking unspecified damages and injunctive relief for infringement of six of our patents related to radio-frequency receivers and the down-conversion of electromagnetic signals (the “Complaint”).  Qualcomm filed an Answer and Counterclaim to our Complaint (the “Counterclaim”) in which Qualcomm denied infringement and alleged invalidity and unenforceability of each of our patents, including claims of patent unenforceability due to alleged inequitable conduct.  Qualcomm also named our long-time patent prosecution counsel, Sterne, Kessler, Goldstein & Fox PLLC (“SKGF”) as a co-defendant in its Counterclaim and further alleged that we aided and abetted SKGF in its alleged breach of fiduciary duty to Qualcomm and tortiously interfered with Qualcomm’s contractual relationship with SKGF.  Qualcomm also filed a motion to dismiss our claims of indirect patent infringement.  In March 2013, the court denied Qualcomm’s motion to dismiss.

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

In January 2013, the court dismissed with prejudice two of the three theories Qualcomm asserted in support of its claims of inequitable conduct.  The court also dismissed without prejudice and abated the aiding and abetting and tortious interference claims that related to the claims against SKGF that were dismissed.  Furthermore, Qualcomm’s affirmative defenses of inequitable conduct and unclean hands were stricken by the court.  In April 2013, Qualcomm filed an amended Counterclaim which dropped the remaining claims against us that relate to inequitable conduct.

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

Fact discovery has concluded, with the exception of expert discovery which concludes in May 2013.  The trial is scheduled to begin on October 7, 2013.  At this time, we do not believe it is possible to predict the outcome of these proceedings.

Maxtak Capital Advisors LLC vs. ParkerVision

On December 28, 2011, Maxtak Capital Advisors LLC, Maxtak Partners LP and David Greenbaum (the “Plaintiffs”) filed a complaint in the United States District Court of New Jersey against us, our chief executive officer, Jeffrey Parker and one of our directors, Robert Sterne, alleging common law fraud and negligent misrepresentation of material facts concerning the effectiveness of our technology and our success in securing customers.  The Plaintiffs are seeking unspecified damages, including attorneys’ fees and costs.  On March 3, 2012, we filed a motion to dismiss and a motion to transfer this case to the Middle District of Florida.  In October 2012, the court granted our motion to transfer the case to the Middle District of Florida.  In May 2013, the court denied our motion to dismiss.  Discovery has recently commenced in this case and a trial date has been set for April 1, 2014.  We believe this matter is without merit and we do not anticipate that it will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations contained in this Item.  When used in this report and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “will likely result”, “management expects”, “we expect”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements.”  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties identified in our annual report on Form 10-K for the fiscal year ended December 31, 2012 (the “Annual Report”) and in this Item 2 of Part I of this quarterly report.  Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, reliance on our intellectual property, the outcome of our intellectual property litigation and the ability to obtain adequate financing in the future.  We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

We have also devoted substantial resources to the development of RF products that interface with VIA Telecom Inc.’s (“VIA’s”) baseband processors.   In March 2013, we entered into a development agreement with VIA for the development and support of drivers between VIA’s baseband products and our RF chipsets and the ongoing support and maintenance of the custom interfaces between our products. We anticipate that we will pay VIA an aggregate of approximately $1.3 million under this agreement in 2013, provided that VIA meets all of the future development milestones specified in the agreement.  We have been working with VIA and a mutual customer since 2011 on the design and test of a mobile handset solution using our RF chipset.  We believe our recent development agreement with VIA will provide the product integration and support necessary to incorporate our RF chipsets into one or more of the mutual customer’s mobile products.  In the event we secure product orders for our RF chipsets, we expect that available working capital will be used for initial production start-up costs, including test programs and production tooling.

Liquidity and Capital Resources

On March 26, 2013, we completed the sale of an aggregate of 4,715,000 shares of our common stock, at a price of $3.25 per share, under a shelf registration statement (File No. 333-183713) and a Rule 426(b) registration statement (File No. 333-187403), in an underwritten offering with Ladenburg Thalmann & Co. Inc. who acted as underwriter.  The offering represented 5.4% of our outstanding common stock on an after-issued basis.  The aggregate net proceeds from this offering, after deduction of placement agent fees and other offering costs, were approximately $14.3 million.

As of March 31, 2013, we had working capital of approximately $17.1 million which represented an increase of approximately $9.9 million from working capital at December 31, 2012.  This increase in working capital is a result of approximately $14.3 million in net proceeds from the March 2013 offering and $0.2 million in proceeds from the exercise of stock options and warrants, less $4.8 million to fund operations and $0.2 million used for patents and fixed assets during the three months ended March 31, 2013.   Our use of cash to fund operations increased approximately $1.8 million, or 57%, during the three months ended March 31, 2013 when compared to the same period in 2012.  This increase in use of cash is primarily the result of an increase in litigation related fees and expenses.

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

Any revenue generated from the sale of our RF chipsets in 2013 will not be sufficient to cover our operational expenses, and we expect that our continued losses and use of cash will be funded from our available working capital.  In addition, we expect that available working capital may be used for initial production start-up costs, including test programs and production tooling, and for continued litigation expenses to defend our intellectual property.

Our current capital resources may be sufficient to support our liquidity requirements through 2013; however, these resources may not be sufficient to support our liquidity requirements for the next twelve months and beyond without further cost containment measures that, if implemented, may jeopardize our future growth plans, including our ability to support initial production of our products.  We believe we may be able to meet future liquidity needs through the issuance of equity securities in public offerings or private placements or through short or long-term debt financing, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

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

Results of Operations for Each of the Three Months Ended March 31, 2013 and 2012

Revenue and Gross Margin

We had no product or royalty revenue for the three months ended March 31, 2013 or 2012.  We have been working with one of VIA’s largest mobile handset customers on the design and test of a handset solution incorporating our technology, the successful completion of which, we believe, will lead to the incorporation of our technology into one or more of this customer’s products.  To the extent that our technology is incorporated in the form of integrated circuits supplied by us, additional working capital may be needed to support production start-up costs including test programs and production tooling.

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

Our research and development expenses increased approximately $327,000, or 16%, during the three months ended March 31, 2013 when compared to the same period in 2012.   This increase is primarily due to an increase in share-based compensation expense of approximately $278,000 as a result of long-term incentive equity awards granted to engineering executives and employees in July 2012.  In addition, prototype production costs increased approximately $156,000 as a result of ongoing improvements to our integrated circuits.

We expect a significant percentage of our current working capital will continue to be invested in our research and product development activities. However, cash expenditures for research and product development activities will fluctuate on a quarter to quarter basis depending on the timing of various projects.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of marketing and sales personnel costs, including share-based compensation and travel costs, and outside professional fees.  Marketing and selling expenses changed by less than 1% during the three months ended March 31, 2013 when compared to the same period in 2012.

General and Administrative Expenses

General and administrative expenses consist primarily of executive, director, finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside professional services, including litigation and other legal services.

General and administrative expenses increased approximately $2,071,000, or 126%, during the three months ended March 31, 2013 when compared to the same period in 2012.  This increase is primarily due to an increase in share-based compensation expense of approximately $1,103,000 and an increase in outside legal fees of approximately $852,000.

This increase in outside legal fees is primarily the result of fees and other expenses related to our patent infringement litigation against Qualcomm.  The increase in share-based compensation expense is the result of long-term equity incentive awards granted to executive, other administrative employees, and outside directors in July 2012 as well as the recognition of approximately $621,000 of expense recognized upon the March 2013 vesting of performance based RSUs issued to a third-party in 2011.

Net Loss and Net Loss per Common Share

Our net loss increased approximately $2,394,000, or 59%, during the three months ended March 31, 2013 when compared to the same period in 2012.  This increase is primarily the result of a $1,436,000 increase in total company share-based compensation expense along with an $852,000 increase in outside legal fees, primarily related to our patent infringement litigation.

On a per share basis, our net loss for the three months ended March 31, 2013 increased $0.02, or 33% per common share when compared to the same period in 2012 as a result of a $2,400,000, or 59% increase in operating expenses, offset by a 23% increase in the weighted average shares outstanding for the period.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of March 31, 2013, we had outstanding warrants to purchase 2,331,179 shares of common stock that were issued in connection with the sale of equity securities in various public and private placement transactions in 2009, 2010, and 2011. These warrants have exercise prices ranging from $0.54 to $1.88 per share, with a weighted average exercise price of $0.80 and a weighted average remaining contractual life of approximately 2.4 years.  The estimated fair value of these warrants of $982,444 is included in shareholders’ equity in our balance sheets.

Critical Accounting Policies

There have been no changes in critical accounting policies from those stated in our Annual Report.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

For the three months ended March 31, 2013, there were no material changes from the market risk information disclosed under Item 7A of Part II of our Annual Report.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31,  2013, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) under the Exchange Act that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Reference is made to the section entitled “Legal Proceedings” in Note 10 to our unaudited financial statements for a discussion of current legal proceedings, which discussion is incorporated herein by reference.

ITEM 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report.  In addition to the information in this quarterly report, the risk factors disclosed in our Annual Report should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

On May 9, 2013, we issued a press release announcing our results of operations and financial condition for the three months ended March 31, 2013.  The press release is attached hereto as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any disclosure document of the Registrant, except as shall be expressly set forth by specific reference in such document.

Our 2013 annual meeting of shareholders will be held on July 10, 2013.  The record date for the Annual Meeting will be May 14, 2013. Despite advancing our annual meeting date by more than 30 days from the anniversary of our 2012 annual meeting, we determined not to advance the deadline for submitting proposals to be included in our proxy materials relating to the 2013 annual meeting pursuant to Rule 14a-8, which remained April 18, 2013. We also determined not to advance the deadline under our bylaws for notice of any business to be brought before the 2013 annual meeting by a shareholder (even if the shareholder did not intend to include such business in our proxy materials) or for notice of any nominations for director by a shareholder, both of which also remained April 18, 2013. No shareholder proposals for inclusion in our proxy materials, notices of business to be brought before the meeting or notices of nominations for director were received by such date.

ITEM 6.  Exhibits.

1.1	Underwriting Agreement, dated March 21, 2013, between Registrant and Ladenburg Thalmann & Co. Inc. (incorporated by reference from Exhibit 1.1 of Current Report on Form 8-K filed March 21, 2013)

3.1	Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 of Registration Statement No. 33-70588-A)
3.2	Amendment to Amended Articles of Incorporation dated March 6, 2000 (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1999)
3.3	Bylaws, as amended (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1998)

3.4	Amendment to Certificate of Incorporation, dated July 17, 2000 (incorporated by reference from Exhibit 3.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

3.5

Certificate of Designations of the Preferences, Limitations, and Relative Rights of Series E Preferred Stock, dated November 21, 2005 (incorporated by reference from Exhibit 4.02 of Form 8-K filed November 21, 2005)

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

ParkerVision, Inc.

Registrant

May 9, 2013	By: /s/ Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 9, 2013	By: /s/ Cynthia L. Poehlman
Cynthia L. Poehlman
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

31.1	Section 302 Certification of Jeffrey L. Parker, CEO
31.2	Section 302 Certification of Cynthia Poehlman, CFO
32.1 99.1	Section 906 Certification Earnings Press Release
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase