Form 10-Q
period 2013-06-30
PARKERVISION INC
filed 2013-08-08
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

      (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 7, 2013, 92,411,029 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

PARKERVISION, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$324,452	$298,227
Available for sale securities	13,332,224	8,041,904
Prepaid expenses and other	916,544	977,310
Total current assets	14,573,220	9,317,441

PROPERTY AND EQUIPMENT, net	360,896	403,446

INTANGIBLE ASSETS, net	8,760,481	8,978,101

OTHER ASSETS, net	22,055	20,866
Total assets	$23,716,652	$18,719,854

CURRENT LIABILITIES:
Accounts payable	$745,548	$827,209
Accrued expenses:
Salaries and wages	358,105	295,194
Professional fees	583,692	902,411
Other accrued expenses	247,186	42,231
Deferred rent, current portion	57,076	75,144
Total current liabilities	1,991,607	2,142,189

LONG TERM LIABILITIES
Capital lease, net of current portion	21,100	33,915
Deferred rent, net of current portion	4,540	23,763
Total long term liabilities	25,640	57,678
Total liabilities	2,017,247	2,199,867

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized, 88,647,373 and 82,903,609 shares issued and outstanding at June 30, 2013 and
December 31, 2012, respectively	886,474	829,036
Accumulated other comprehensive loss	(29,230)	(20)
Warrants outstanding	939,445	1,081,050
Additional paid-in capital	295,630,417	276,748,336
Accumulated deficit	(275,727,701)	(262,138,415)
Total shareholders' equity	21,699,405	16,519,987
Total liabilities and shareholders' equity	$23,716,652	$18,719,854

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Engineering services revenue	$0	$0	$0	$0
Cost of sales	0	0	0	0
Gross margin	0	0	0	0

Research and development expenses	2,576,103	1,789,313	4,941,577	3,827,836
Marketing and selling expenses	426,208	362,715	823,135	758,073
General and administrative expenses	4,148,372	2,929,019	7,860,189	4,569,735
Total operating expenses	7,150,683	5,081,047	13,624,901	9,155,644

Interest and other income	25,433	23,409	39,633	30,262
Interest expense	(1,864)	(2,889)	(4,018)	(3,198)
Total interest and other income and interest expense	23,569	20,520	35,615	27,064

Net loss	(7,127,114)	(5,060,527)	(13,589,286)	(9,128,580)

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available for sale securities	(36,290)	(32)	(29,210)	10,418
Other comprehensive (loss) income, net of tax	(36,290)	(32)	(29,210)	10,418

Comprehensive loss	$(7,163,404)	$(5,060,559)	$(13,618,496)	$(9,118,162)

Basic and diluted net loss per common share	$(0.08)	$(0.07)	$(0.16)	$(0.13)

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,127,114)	$(5,060,527)	$(13,589,286)	$(9,128,580)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	310,145	308,322	618,163	615,688
Share-based compensation	2,282,273	1,120,482	4,041,517	1,443,598
Loss on disposal of assets	126	895	126	895
Realized (gain) loss on available for sale securities	(3,085)	(32)	(8,789)	2,151
Changes in operating assets and liabilities:
Prepaid expenses and other assets	289,707	(32,813)	59,577	122,730
Accounts payable and accrued expenses	49,652	(176,287)	(134,293)	37,592
Deferred rent	(17,320)	(18,762)	(37,291)	(36,264)
Total adjustments	2,911,498	1,201,805	4,539,010	2,186,390
Net cash used in operating activities	(4,215,616)	(3,858,722)	(9,050,276)	(6,942,190)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments available for sale	(22,347)	(7,763,873)	(14,130,741)	(7,772,908)
Proceeds from sale of investments	4,185,000	2,690,000	8,820,000	6,165,000
Payments for patent costs and other intangible assets	(141,528)	(285,169)	(310,141)	(537,901)
Purchases of property and equipment	(26,025)	(6,545)	(47,978)	(101,189)
Net cash provided by (used in) investing activities	3,995,100	(5,365,587)	(5,668,860)	(2,246,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in public and private
offerings	0	8,318,371	14,308,428	8,318,371
Net proceeds from exercise of options and warrants	243,235	912,591	447,969	912,591
Principal payments on capital lease obligation	(5,621)	(9,478)	(11,036)	(16,490)
Net cash provided by financing activities	237,614	9,221,484	14,745,361	9,214,472

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,098	(2,825)	26,225	25,284

CASH AND CASH EQUIVALENTS, beginning of period	307,354	241,547	298,227	213,438

CASH AND CASH EQUIVALENTS, end of period	$324,452	$238,722	$324,452	$238,722

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

We do not expect that revenue generated from the sale of our RF chipsets in 2013, if any, will be sufficient to cover our operational expenses.  Our current capital resources include $13.7 million in cash and available for sale securities at June 30, 2013 and approximately $13 million in net proceeds from our August 2013 sale of common stock (see Note 8).  These resources are sufficient to support our currently projected liquidity requirements for at least the next twelve months.

We operate in a highly competitive industry with rapidly changing and evolving technologies.  Many of our potential competitors have substantially greater financial, technical and other resources.  We have made significant investments in developing our technologies and products, the returns on which are dependent upon the generation of future revenues for realization.  The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from our technologies and products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private equity financing, short or long-term debt financing, and/or reduce our operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

3.  Basis of Presentation

The accompanying unaudited financial statements for the period ended June 30, 2013 were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included.

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

5.   Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three months ended June 30, 2013 and 2012 were 88,436,532 and 74,581,697, respectively.  The weighted average number of common shares outstanding for the six months ended June 30, 2013 and 2012 were 85,905,873 and 71,094,403 respectively.

Options and warrants to purchase 9,848,142 and 8,984,639 shares of common stock were outstanding at June 30,  2013 and 2012, respectively.  In addition, unvested restricted stock units (“RSUs”), representing 950,136 and 602,168 shares of common stock, were outstanding at June 30, 2013 and 2012, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

6.   Intangible Assets

Intangible assets consist of the following:

	June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$18,601,132	$9,852,199	$8,748,933
Prepaid licensing fees	574,000	562,452	11,548
	$19,175,132	$10,414,651	$8,760,481

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$18,290,991	$9,329,438	$8,961,553
Prepaid licensing fees	574,000	557,452	16,548
	$18,864,991	$9,886,890	$8,978,101

7.  Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2012.

The following table presents share-based compensation expense included in our statements of comprehensive loss for the three and six months ended June 30, 2013 and 2012, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Research and development expense	$343,246	$77,677	$704,841	$161,660
Sales and marketing expense	70,191	19,277	143,857	37,886
General and administrative expense	1,868,836	1,023,528	3,192,819	1,244,052
Total share-based expense	$2,282,273	$1,120,482	$4,041,517	$1,443,598

As of June 30, 2013, we had approximately $5.5 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of approximately  1.5 years.

In November 2011, we issued 800,000 RSUs  to a consulting firm as a performance incentive in connection with a services agreement. These RSUs vested only upon achievement of certain market conditions, as measured based on the closing price of our common stock during a period ending on the earlier of (i) December 31, 2013 or (ii) thirty days following termination of the related consulting agreement.  The issuance of the RSUs and the underlying shares is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).    As of June 30, 2013, all of  these RSUs had vested based on achievement of relevant market conditions.  The fair market value of the vested RSUs is measured based on the closing price of our common stock on the date of vesting.  For the three and six months ended June 30, 2013, we recognized expense related to these RSUs of approximately $1,215,000 and $1,836,000, respectively which is included in general and administrative expense in the table of share-based compensation above.

8.   Stock Authorization and Issuance

On August 6, 2013, we completed the sale of an aggregate of 3,381,573 shares of our common stock, at a price of $3.80 per share, to a limited number of domestic institutional and other accredited investors in a private placement transaction pursuant to an offering exemption under the Securities Act of 1933.   The offering represented 4.0% of our outstanding common stock on an after-issued basis.   The aggregate net proceeds from this offering, after deduction of placement agent fees and other offering costs, are estimated to be approximately $13.0 million and will be used for general working capital purposes.

The common stock issued in the private offering will be registered by us for re-offer and re-sale by the investors.  We have committed to file the registration statement by the 20th calendar day following the closing and to cause the registration statement to become effective by the 75th calendar day following the closing (or, in the event of a “full review” by the Securities and Exchange Commission (“SEC”), by the 90th day following the closing).   However, if we are notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments, we will cause the registration statement to become effective on the fifth trading day following such notice.  We will pay liquidated damages in the event we fail to file the registration statement or cause it to become effective by the deadlines set forth above, or if certain other events occur.  The amount of liquidated damages is one percent of the aggregate subscription amount paid by a purchaser for the shares affected by the event that are still held by the purchaser upon the occurrence of the event, and monthly thereafter, up to a maximum of six percent of the gross proceeds, or $839,399.

On March 26, 2013, we completed the sale of an aggregate of 4,715,000 shares of our common stock, at a price of $3.25 per share, in an underwritten offering with Ladenburg Thalmann & Co. Inc. as underwriter.  The offering represented 5.4% of our outstanding common stock on an after-issued basis.  The aggregate net proceeds from this offering, after deduction of placement agent fees and other offering costs which are recorded to additional paid in capital in the accompanying balance sheets, were approximately $14.3 million.

The offering was made pursuant to our shelf registration statement on Form S-3 filed with the SEC on September 4, 2012 (File No. 333-183713) which was declared effective on September 11, 2012, covering up to $25 million of our securities, and our registration statement on Form S-3 filed with the SEC on March 21, 2013 (File No. 333-187403), which became effective immediately upon filing pursuant to Rule 426(b) under the Securities Act, covering approximately an additional $2.5 million of our securities.  As of March 31, 2013, there were no additional securities available for issuance under the registration statement.

During the three and six months ended June 30, 2013, we issued 83,334 and 360,066 shares of our common stock upon the exercise of warrants issued in connection with the sale of equity securities for proceeds of approximately $73,000 and $263,000, respectively.  These proceeds are included in the accompanying statements of cash flows.

9. Fair Value Measurements

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis include the following as of June 30, 2013 and December 31, 2012:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)
June 30, 2013,
Available for sale securities:
Municipal bond mutual funds	$13,332,224	$13,332,224	$0	$0

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level3)
December 31, 2012:
Available for sale securities:
Municipal bond mutual funds	$8,041,904	$8,041,904	$0	$0

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

In May 2013, we filed a motion for summary judgment of no invalidity.   Also in May 2013, Qualcomm filed a motion for partial summary judgment to remove certain identified products from the case and to eliminate our claims of induced and contributory infringement for four of the six patents in the case.  In addition, in July 2013, both parties filed motions to disqualify certain of the opposing party’s expert testimony.  The court has not yet ruled on these motions.

Fact discovery has concluded in this case and the trial is scheduled to begin on October 7, 2013.  At this time, we do not believe it is possible to predict the outcome of these proceedings.

Maxtak Capital Advisors LLC vs. ParkerVision

On December 28, 2011, Maxtak Capital Advisors LLC, Maxtak Partners LP and David Greenbaum (the “Plaintiffs”) filed a complaint in the United States District Court of New Jersey against us, our chief executive officer, Jeffrey Parker and one of our directors, Robert Sterne, alleging common law fraud and negligent misrepresentation of material facts concerning the effectiveness of our technology and our success in securing customers.  The Plaintiffs are seeking unspecified damages, including attorneys’ fees and costs.  On March 3, 2012, we filed a motion to dismiss and a motion to transfer this case to the Middle District of Florida.  In October 2012, the court granted our motion to transfer the case to the Middle District of Florida.  In May 2013, the court denied our motion to dismiss.  Discovery has commenced in this case with a recently amended discovery cut-off date of July 1, 2014 and a trial date commencing February 2, 2015.  We believe this matter is without merit and we do not anticipate that it will have a material adverse effect on our financial position, results of operations or liquidity.

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

We are currently engaged in patent litigation with Qualcomm for their alleged infringement of a number of our patents that relate to our receiver intellectual property.  We believe the outcome of this litigation is an important factor in our ability to generate meaningful revenue from certain of our receiver technologies. Therefore, we have devoted substantial resources to this litigation, and expect to continue to do so in the foreseeable future.  The trial is scheduled to begin in October 2013.   Although our litigation team is working on a partial contingency basis, we expect to incur significant costs for legal and expert fees related to this litigation in 2013.

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

As of June 30, 2013, we had working capital of approximately $12.6 million which represented an increase of approximately $5.4 million from working capital at December 31, 2012.  This increase in working capital is a result of approximately $14.3 million in net proceeds from the March 2013 offering and $0.4 million in proceeds from the exercise of stock options and warrants, less $9.1 million to fund operations and $0.4 million used for patents and fixed assets during the first half of 2013.   Our use of cash to fund operations increased approximately $2.1 million, or 30%, during the six months ended June 30, 2013 when compared to the same period in 2012.  This increase in use of cash is primarily the result of an increase in litigation related fees and expenses.

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

Revenue generated from the sale of our RF chipsets in 2013, if any, will not be sufficient to cover our operational expenses, and we expect that our continued losses and use of cash will be funded from our available working capital.  In addition, we expect that available working capital may be used for initial production start-up costs, including test programs and production tooling, and for continued litigation expenses to defend our intellectual property.

On August 6, 2013, we completed the sale of an aggregate of 3,381,573 shares of our common stock, at a price of $3.80 per share, to a limited number of domestic institutional and other accredited investors in a private placement transaction pursuant to an offering exemption under the Securities Act of 1933.   The offering represented 4.0% of our outstanding common stock on an after-issued basis.   The aggregate net proceeds from this offering, after deduction of placement agent fees and other offering costs, are estimated to be approximately $13.0 million and will be used for general working capital purposes.

Our current capital resources, including the net proceeds from the August 2013 private placement transaction, are sufficient to support our currently projected liquidity requirements for at least the next twelve months.  The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from our technologies and products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private equity financing, short or long-term debt financing, and/or reduce our operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

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

Results of Operations for Each of the Three and Six Months Ended June 30, 2013 and 2012

Revenue and Gross Margin

We had no product or royalty revenue for the three or six months ended June 30, 2013 or 2012.  We have been working with one of VIA’s largest mobile handset customers on the design and test of a handset solution incorporating our technology, the successful completion of which, we believe, will lead to the incorporation of our technology into one or more of this customer’s products.  To the extent that our technology is incorporated in the form of integrated circuits supplied by us, additional working capital may be needed to support production start-up costs including test programs and production tooling.

In addition, we recently introduced new RF components incorporating our technologies that are being targeted at commercial, industrial and military markets.

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

Our research and development expenses increased approximately $787,000, or 44%, during the three months ended June 30, 2013 when compared to the same period in 2012.   This increase is primarily due to an increase in outside professional fees of approximately $388,000 and an increase in share-based compensation expense of approximately $266,000.

Our research and development expenses increased approximately $1,114,000, or 29%, during the six months ended June 30, 2013 when compared to the same period in 2012.   This increase is primarily due to an increase in share-based compensation expense of approximately $543,000 and an increase in outside professional fees of approximately $355,000.

The increase in outside professional fees for the three and six month periods is the result of an increase in fees for outside design services, including the VIA development arrangement, as well as an increase in legal fees related to patent prosecution.  The increase in share-based compensation expense for the three and six month periods is the result of long-term incentive equity awards granted to engineering executives and employees in July 2012.

We expect a significant percentage of our current working capital will continue to be invested in our research and product development activities. However, cash expenditures for research and product development activities will fluctuate on a quarter to quarter basis depending on the timing of various projects.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of marketing and sales personnel costs, including share-based compensation and travel costs, and outside professional fees.  Marketing and selling expenses increased approximately $63,000, or 18% during the three months ended June 30, 2013 when compared to the same period in 2012.  This increase is primarily due to an increase in share-based compensation expense of approximately $51,000 as a result of long-term incentive equity awards granted to engineering executives and employees in July 2012.

Marketing and selling expenses increased approximately $65,000, or 9%  during the six months ended June 30, 2013 when compared to the same period in 2012.  This increase is primarily due to an increase in share-based compensation expense of approximately $106,000 as a result of long-term incentive equity awards granted to engineering executives and employees in July 2012, partially offset by decreases in outside professional fees and personnel travel costs.

General and Administrative Expenses

General and administrative expenses consist primarily of executive, director, finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside professional services, including litigation and other legal services.

General and administrative expenses increased approximately $1,219,000, or 42%, during the three months ended June 30, 2013 when compared to the same period in 2012.  This increase is primarily due to an increase in share-based compensation expense of approximately $845,000 and an increase in litigation fees of approximately $426,000.

General and administrative expenses increased approximately $3,290,000, or 72%, during the six months ended June 30, 2013 when compared to the same period in 2012.  This increase is primarily due to an increase in share-based compensation expense of approximately $1,949,000 and an increase in litigation fees of approximately $1,249,000.

These increases in litigation fees are the result of fees and other expenses related to our patent infringement litigation against Qualcomm.  The increases in share-based compensation expense are the result of long-term equity incentive awards granted to executive, other administrative employees, and outside directors in July 2012 as well as the recognition of expense recognized upon vesting of performance based RSUs issued to a third-party in 2011.

Net Loss and Net Loss per Common Share

Our net loss increased approximately $2.1 million, or 41%, during the three months ended June 30, 2013 when compared to the same period in 2012.  This increase is primarily the result of a $1.2 million increase in total company share-based compensation expense along with a $0.4 million increase in litigation fees.  On a per share basis, our net loss for the three months ended June 30, 2013 increased $0.01, or 14% per common share when compared to the same period in 2012 as a result of a $2.1 million increase in operating expenses, offset by a 19% increase in the weighted average shares outstanding for the period.

Our net loss increased approximately $4.5 million, or 49%, during the six months ended June 30, 2013 when compared to the same period in 2012.  This increase is primarily the result of a $2.6 million increase in total company share-based compensation expense along with a $1.2 million increase in litigation fees.  On a per share basis, our net loss for the six months ended June 30, 2013 increased $0.03, or 23% per common share when compared to the same period in 2012 as a result of a $4.5 million increase in operating expenses, offset by a 21% increase in the weighted average shares outstanding for the period.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of June 30, 2013, we had outstanding warrants to purchase 2,247,845 shares of common stock that were issued in connection with the sale of equity securities in various public and private placement transactions in 2009, 2010, and 2011. These warrants have exercise prices ranging from $0.54 to $1.88 per share, with a weighted average exercise price of $0.80 and a weighted average remaining contractual life of approximately 2.1 years.  The estimated fair value of these warrants of $939,445 is included in shareholders’ equity in our balance sheets.

Critical Accounting Policies

There have been no changes in critical accounting policies from those stated in our Annual Report.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

For the three and six months ended June 30, 2013, there were no material changes from the market risk information disclosed under Item 7A of Part II of our Annual Report.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30,  2013, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2013.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

On August 8, 2013, we issued a press release announcing our results of operations and financial condition for the three and six months ended June 30, 2013.  The press release is attached hereto as Exhibit 99.1.

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

3.6	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 14, 2007)

3.7	Articles of Amendment to Articles of Incorporation, dated October 3, 2012 (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed October 4, 2012)

3.8	Articles of Amendment to Articles of Incorporation, dated July 11, 2013 (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed July 12, 2013)

10.1	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed August 2, 2013)

10.2	List of Investors (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed August 2, 2013)

10.3	Form of Registration Rights Agreement (incorporated by reference from Exhibit A to Exhibit 10.1 of Current Report on Form 8-K filed August 2, 2013)
31.1	Section 302 Certification of Jeffrey L. Parker, CEO*
31.2	Section 302 Certification of Cynthia Poehlman, CFO*
32.1 99.1	Section 906 Certification* Earnings Press Release*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.

Registrant

August 8, 2013	By: /s/ Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 8, 2013	By: /s/ Cynthia L. Poehlman
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