Form 10-Q
period 2013-09-30
PARKERVISION INC
filed 2013-11-12
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 5, 2013, 92,964,477 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
PARKERVISION, INC.
BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$435,016	$298,227
Available for sale securities	22,641,872	8,041,904
Prepaid expenses and other	691,546	977,310
Total current assets	23,768,434	9,317,441

PROPERTY AND EQUIPMENT, net	341,050	403,446

INTANGIBLE ASSETS, net	8,673,742	8,978,101

OTHER ASSETS, net	23,021	20,866
Total assets	$32,806,247	$18,719,854

CURRENT LIABILITIES:
Accounts payable	$1,028,518	$827,209
Accrued expenses:
Salaries and wages	480,700	295,194
Professional fees	1,072,863	902,411
Other accrued expenses	319,833	42,231
Deferred rent, current portion	43,651	75,144
Total current liabilities	2,945,565	2,142,189

LONG TERM LIABILITIES
Capital lease, net of current portion	14,324	33,915
Deferred rent, net of current portion	0	23,763
Total long term liabilities	14,324	57,678
Total liabilities	2,959,889	2,199,867

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized, 92,742,113
and 82,903,609 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	927,421	829,036
Accumulated other comprehensive loss	(20,083)	(20)
Warrants outstanding	663,101	1,081,050
Additional paid-in capital	310,427,851	276,748,336
Accumulated deficit	(282,151,932)	(262,138,415)
Total shareholders' equity	29,846,358	16,519,987
Total liabilities and shareholders' equity	$32,806,247	$18,719,854

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Engineering services revenue	$0	$0	$0	$0
Cost of sales	0	0	0	0
Gross margin	0	0	0	0

Research and development expenses	2,511,772	2,130,977	7,453,349	5,958,813
Marketing and selling expenses	436,173	417,739	1,259,308	1,175,812
General and administrative expenses	3,495,141	2,480,594	11,355,330	7,050,329
Total operating expenses	6,443,086	5,029,310	20,067,987	14,184,954

Interest and other income	20,505	12,114	60,138	42,376
Interest expense	(1,650)	(2,460)	(5,668)	(5,658)
Total interest and other income and interest expense	18,855	9,654	54,470	36,718

Net loss	(6,424,231)	(5,019,656)	(20,013,517)	(14,148,236)

Other comprehensive income (loss) , net of tax:
Unrealized gain (loss) on available for sale securities	9,147	26,319	(20,063)	36,737
Other comprehensive income (loss), net of tax	9,147	26,319	(20,063)	36,737

Comprehensive loss	$(6,415,084)	$(4,993,337)	$(20,033,580)	$(14,111,499)

Basic and diluted net loss per common share	$(0.07)	$(0.06)	$(0.23)	$(0.19)

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,424,231)	$(5,019,656)	$(20,013,517)	$(14,148,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	311,898	303,845	930,061	919,533
Share-based compensation	1,012,331	941,267	5,053,848	2,384,865
(Gain) loss on disposal of assets	0	(274)	126	621
Realized loss (gain) on available for sale securities	9,147	(1,035)	358	1,116
Changes in operating assets and liabilities:
Prepaid expenses and other assets	224,032	122,922	283,609	245,652
Accounts payable and accrued expenses	966,442	748,392	832,149	785,984
Deferred rent	(17,965)	(19,392)	(55,256)	(55,656)
Total adjustments	2,505,885	2,095,725	7,044,895	4,282,115
Net cash used in operating activities	(3,918,346)	(2,923,931)	(12,968,622)	(9,866,121)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments available for sale	(12,929,648)	(9,011,078)	(27,060,389)	(16,783,986)
Proceeds from sale of investments	3,620,000	2,965,000	12,440,000	9,130,000
Payments for patent costs and other intangible assets	(182,975)	(301,434)	(493,116)	(839,335)
Purchases of property and equipment	(22,338)	(19,304)	(70,316)	(120,493)
Net cash used in investing activities	(9,514,961)	(6,366,816)	(15,183,821)	(8,613,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in public and private offerings	13,019,547	9,237,303	27,327,975	17,555,674
Net proceeds from exercise of options and warrants	530,159	468,124	978,128	1,380,715
Principal payments on capital lease obligation	(5,835)	(5,025)	(16,871)	(21,515)
Net cash provided by financing activities	13,543,871	9,700,402	28,289,232	18,914,874

NET INCREASE IN CASH AND CASH EQUIVALENTS	110,564	409,655	136,789	434,939

CASH AND CASH EQUIVALENTS, beginning of period	324,452	238,722	298,227	213,438

CASH AND CASH EQUIVALENTS, end of period	$435,016	$648,377	$435,016	$648,377

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

2.  Subsequent Event

On October 24, 2013, a jury in the United States District Court in the Middle District of Florida awarded us $172.7 million in damages for infringement of four of our patents by Qualcomm Incorporated (“Qualcomm”).  The parties have a number of post-trial motions and briefs to be filed, including our request for an injunction against Qualcomm, or alternatively, ongoing royalties for future infringing sales by Qualcomm.  We do not know at this time when the court will ultimately rule on these outstanding motions.   Refer to Legal Proceedings in note 11 for further discussion of our litigation against Qualcomm.

3.  Liquidity and Capital Resources

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

Revenue generated from the sale of our RF chipsets in 2013, if any, will not be sufficient to cover our operational expenses.  In addition, the amount and timing of the collection of damages from our jury verdict against Qualcomm is dependent upon final disposition of the litigation which may include settlement discussions and/or appeals.  Our capital resources include $23.1 million in cash and available for sale securities at September 30, 2013.  We believe these resources are sufficient to support our currently projected liquidity requirements for at least the next twelve months.

We operate in a highly competitive industry with rapidly changing and evolving technologies.  Many of our potential competitors have substantially greater financial, technical and other resources.  We have made significant investments in developing our technologies and products, the returns on which are dependent upon the generation of future revenues for realization.  The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from our technologies and products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding, for instance, through public or private equity financing or short or long-term debt financing, and/or reduce our operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

4.  Basis of Presentation

The accompanying unaudited financial statements for the period ended September 30, 2013 were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2012.

5.  Accounting Policies

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carry-forward, a similar tax loss, or tax credit carry-forward exists.” ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a NOL carry-forward, a similar tax loss, or a tax credit carry-forward when settlement in this manner is available under the tax law. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the potential impact of ASU 2013-11 on our financial statements.

There have been no other changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2012.

6.  Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three months ended September 30, 2013 and 2012 were 90,960,883 and 78,814,429, respectively.  The weighted average number of common shares outstanding for the nine months ended September 30, 2013 and 2012 were 87,609,393 and 73,686,528 respectively.

Options and warrants to purchase 9,390,058 and 10,467,563 shares of common stock were outstanding at September 30, 2013 and 2012, respectively.  In addition, unvested restricted stock units (“RSUs”), representing 960,553 and 1,472,968 shares of common stock, were outstanding at September 30, 2013 and 2012, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

7.  Intangible Assets

Intangible assets consist of the following:

	September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$18,784,107	$10,119,413	$8,664,694
Prepaid licensing fees	574,000	564,952	9,048
	$19,358,107	$10,684,365	$8,673,742

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$18,290,991	$9,329,438	$8,961,553
Prepaid licensing fees	574,000	557,452	16,548
	$18,864,991	$9,886,890	$8,978,101

8.  Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2012.

The following table presents share-based compensation expense included in our statements of comprehensive loss for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Research and development expense	$334,937	$267,397	$1,039,778	$429,057
Sales and marketing expense	70,783	78,642	214,640	116,528
General and administrative expense	606,611	595,228	3,799,430	1,839,280
Total share-based expense	$1,012,331	$941,267	$5,053,848	$2,384,865

As of September 30, 2013, we had approximately $4.7 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of approximately 1.4 years.

In November 2011, we issued 800,000 RSUs to a consulting firm as a performance incentive in connection with a services agreement. These RSUs vested only upon achievement of certain market conditions, as measured based on the closing price of our common stock during a period ending on the earlier of (i) December 31, 2013 or (ii) thirty days following termination of the related consulting agreement.  The issuance of the RSUs and the underlying shares is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  As of June 30, 2013, all of these RSUs had vested based on achievement of relevant market conditions.  The fair market value of the vested RSUs is measured based on the closing price of our common stock on the date of vesting.  For the three and nine months ended September 30, 2013, we recognized expense related to these RSUs of approximately $0 and $1,836,000, respectively which is included in general and administrative expense in the table of share-based compensation above.

9.   Stock Authorization and Issuance

On August 6, 2013, we completed the sale of an aggregate of 3,681,573 shares of our common stock, at a price of $3.80 per share, to a limited number of domestic institutional and other accredited investors in a private placement transaction pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended.   The offering represented 4.0% of our outstanding common stock on an after-issued basis.   The aggregate net proceeds from this offering, after deduction of placement agent fees and other offering costs which are recorded to additional paid in capital in the accompanying balance sheets, were approximately $13.0 million.  We filed a registration statement on August 21, 2013 to register the resale of the common stock issued in the private placement transaction.  The registration statement became effective on September 18, 2013 (File No. 333-190769).  In the event the registration statement ceases to be effective for any continuous period that exceeds 10 consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period or any time during the six-month anniversary of the registration date (a “Registration Default”), we shall pay the investors an amount in cash equal to 1% of the aggregate purchase price paid for each 30-day period of a Registration Default.   The maximum penalty that we may incur under this arrangement is 6% of the aggregate purchase price, or $839,399 subject to reduction for shares sold or transferred and not held at the penalty determination date.  We do not believe that payment under the registration payment arrangement is probable and therefore no related liability has been recorded in the accompanying financial statements.

On March 26, 2013, we completed the sale of an aggregate of 4,715,000 shares of our common stock, at a price of $3.25 per share, in an underwritten offering with Ladenburg Thalmann & Co. Inc. as underwriter.  The offering represented 5.4% of our outstanding common stock on an after-issued basis.  The aggregate net proceeds from this offering were approximately $14.3 million, after deduction of underwriting discounts and commissions and other offering costs which are recorded to additional paid in capital in the accompanying balance sheets,.  The offering was made pursuant to our shelf registration statement on Form S-3 filed with the SEC on September 4, 2012 (File No. 333-183713) which was declared effective on September 11, 2012, covering up to $25 million of our securities, and our registration statement on Form S-3 filed with the SEC on March 21, 2013 (File No. 333-187403), which became effective immediately upon filing pursuant to Rule 426(b) under the Securities Act, covering approximately an additional $2.5 million of our securities.  As of March 31, 2013, there were no additional securities available for issuance under these registration statements.

During the three and nine months ended September 30, 2013, we issued 398,328 and 758,394 shares of our common stock upon the exercise of warrants issued in connection with the sale of equity securities for proceeds of approximately $508,000 and $771,000, respectively.  These proceeds are included in the accompanying statements of cash flows.

10. Fair Value Measurements

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis include the following as of September 30, 2013 and December 31, 2012

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013:
Cash and cash equivalents:
Money market funds	$125,168	$125,168	$0	$0

Available for sale securities:
Municipal bond mutual funds	$22,641,872	$22,641,872	$0	$0
Total	$22,767,040	$22,767,040	$0	$0

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012:
Available for sale securities:
Municipal bond mutual funds	$8,041,904	$8,041,904	$0	$0

11.  Commitments and Contingencies

Legal Proceedings

In addition to the legal proceedings described below, from time to time, we are subject to legal proceedings and claims which arise in the ordinary course of our business.  We believe, based upon advice from outside legal counsel, that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ParkerVision vs. Qualcomm, Inc.
On October 17, 2013, a jury in the United States District Court of the Middle District of Florida delivered its verdict in the first phase of our patent infringement litigation against Qualcomm.  The jury found Qualcomm liable of both direct and indirect infringement of all eleven claims of our four patents asserted in this case for all Qualcomm accused products.  In addition, the jury found that Qualcomm had not proven any of the eleven patent claims to be invalid.  On October 24, 2013, the same jury returned its verdict in the second phase of this litigation, awarding us $172.7 million in past damages for Qualcomm’s infringement.  The jury found that we did not prove our claims of willfulness, which would have allowed the judge to enhance the jury-awarded damages.

The parties have a number of post-trial motions and briefs to be filed, including our request for an injunction against Qualcomm, or alternatively, ongoing royalties for future infringing sales by Qualcomm.  Based on a joint schedule filed with the court in November 2013, we expect to file, by December 2, 2013, a motion for injunction or ongoing royalties, as well as a motion for pre-and-post judgment interest and costs.  In addition, the parties have agreed to a deadline of December 20, 2013 for filing any additional judgment as a matter of law briefings or new trial motions, with responses to such motions filed by January 24, 2014.  The court will then enter a final judgment after ruling on these outstanding motions.  We do not know at this time when the court will rule on these outstanding motions or enter a final judgment.  The amount and timing of the collection of damages from Qualcomm is dependent upon final disposition of the litigation which may include settlement discussions and/or appeals.

We first filed a complaint against Qualcomm on July 20, 2011, as amended on February 28, 2012, seeking unspecified damages and injunctive relief for infringement of six of our patents related to radio-frequency receivers and the down-conversion of electromagnetic signals (the “Complaint”).  Qualcomm filed an Answer and Counterclaim to our Complaint (the “Counterclaim”) in which Qualcomm denied infringement and alleged invalidity and unenforceability of each of our patents, including claims of patent unenforceability due to alleged inequitable conduct.  Qualcomm also named our long-time patent prosecution counsel, Sterne, Kessler, Goldstein & Fox PLLC (“SKGF”) as a co-defendant in its Counterclaim and further alleged that we aided and abetted SKGF in its alleged breach of fiduciary duty to Qualcomm and tortiously interfered with Qualcomm’s contractual relationship with SKGF.  Qualcomm also filed a motion to dismiss our claims of indirect patent infringement.  In March 2013, the court denied Qualcomm’s motion to dismiss.

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

In January 2013, the court dismissed with prejudice two of the three theories Qualcomm asserted in support of its claims of inequitable conduct.  The court also dismissed without prejudice and abated the aiding and abetting and tortious interference claims against us that related to the claims against SKGF that were dismissed.  Furthermore, Qualcomm’s affirmative defenses of inequitable conduct and unclean hands were stricken by the court.  In April 2013, Qualcomm filed an amended Counterclaim which dropped the remaining claims against us that relate to inequitable conduct.

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

In May 2013, we filed a motion for summary judgment of no invalidity which was granted in part and denied in part in August 2013.   Qualcomm also filed a motion for partial summary judgment in May 2013 to remove certain identified products from the case and to eliminate our claims of induced and contributory infringement for four of the six patents in the case.  Qualcomm’s motion for summary judgment was granted in part and denied in part by the court in August 2013.

In July 2013, both parties filed motions to disqualify certain of the opposing party’s expert testimony (“Daubert Motions”).  The court heard arguments regarding the Daubert Motions on September 24, 2013, and on October 11, 2013, during the first phase of the trial, the court granted in part and denied in part each party’s respective Daubert Motions.   In August 2013, Qualcomm filed a motion to split the trial proceedings into two phases.  In September 2013, the court granted this motion in part, agreeing to try the issues of infringement and invalidity in the first phase and the issues of willfulness and damages in a second phase with the same jury.  Also in September 2013, in order to narrow the scope of the trial proceedings, we reduced our complaint to eleven claims and four patents and also reduced the number of accused products.

Maxtak Capital Advisors LLC vs. ParkerVision
On December 28, 2011, Maxtak Capital Advisors LLC, Maxtak Partners LP and David Greenbaum (the “Plaintiffs”) filed a complaint in the United States District Court of New Jersey against us, our chief executive officer, Jeffrey Parker and one of our directors, Robert Sterne, alleging common law fraud and negligent misrepresentation of material facts concerning the effectiveness of our technology and our success in securing customers.  The Plaintiffs are seeking unspecified damages, including attorneys’ fees and costs.  On March 3, 2012, we filed a motion to dismiss and a motion to transfer this case to the Middle District of Florida.  In October 2012, the court granted our motion to transfer the case to the Middle District of Florida.  In May 2013, the court denied our motion to dismiss.  Discovery is ongoing in this case with a discovery cut-off date of July 1, 2014 and a trial date commencing February 2, 2015.  We believe this matter is without merit, and we do not believe it is probable that this case will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations contained in this Item.  When used in this report and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “expects”, “will likely result”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements.”  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties identified in our annual report on Form 10-K for the fiscal year ended December 31, 2012 (the “Annual Report”) and in this Item 2 of Part I of this quarterly report.  Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, reliance on our intellectual property, the outcome of our intellectual property litigation and the ability to obtain adequate financing in the future.  We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Corporate Website

We webcast our earnings calls and certain events we participate in or host with members of the investment community in the investor relations section of our website. Additionally, we announce investor information, including news and commentary about our business, financial performance and related matters, SEC filings, notices of investor events, and our press and earnings releases, in the investor relations section of our website (http://ir.parkervision.com). Investors and others can receive notifications of new information posted in the investor relations section in real time by signing up for email alerts and/or RSS feeds. Further corporate governance information, including our governance guidelines, board committee charters, and code of conduct, is also available in the investor relations section of our website under the heading “Corporate Governance.” The content of our website is not incorporated by reference into this quarterly report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

On October 24, 2013, a jury in the United States District Court in the Middle District of Florida awarded us $172.7 million in damages for infringement of four of our patents by Qualcomm Incorporated (“Qualcomm”).  The parties have a number of post-trial motions and briefs to be filed, including our request for an injunction against Qualcomm, or alternatively, ongoing royalties for future infringing sales by Qualcomm.   We anticipate that these post-trial motions and related responses will be filed no later than January 2014.  The court will then enter a final judgment after ruling on the outstanding motions.  We do not know at this time when the court will rule on these outstanding motions or enter its final judgment.   We believe the ultimate outcome of this litigation is an important factor in our ability to generate meaningful revenue from certain of our receiver technologies. We have devoted substantial resources to this litigation, and expect to continue to do so at least through the conclusion of our post-trial filings.  Although our litigation team is working on a partial contingency basis, we have incurred significant costs for legal and expert fees related to this litigation in 2012 and 2013.

We have also devoted substantial resources to the development of RF products that interface with VIA Telecom Inc.’s (“VIA’s”) baseband processors.   In March 2013, we entered into a development agreement with VIA for the development and support of drivers between VIA’s baseband products and our RF chipsets and the ongoing support and maintenance of the interfaces between our products.  We have been working with VIA and a mutual customer since 2011 on the design and test of a mobile handset solution using our RF chipset.  We believe our recent development agreement with VIA will provide the product integration and support necessary to incorporate our RF chipsets into one or more of the mutual customer’s mobile products, as well as provide opportunities to sell these chipsets to other VIA customers.

In July 2013, we announced the introduction of additional RF components incorporating our technologies that are targeted at commercial, industrial, and military markets.  Our marketing and sales efforts for these component products have recently commenced, and we anticipate expanding our component product offering within the next twelve months.

In the event we secure product orders for our RF chipsets and/or component products, we expect that available working capital will be used for initial production start-up costs, including test programs and production tooling.

Liquidity and Capital Resources
On August 6, 2013, we completed the sale of an aggregate of 3,681,573 shares of our common stock, at a price of $3.80 per share, to a limited number of domestic institutional and other accredited investors in a private placement transaction pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended.   The offering represented 4.0% of our outstanding common stock on an after-issued basis.   The aggregate net proceeds from this offering, after deduction of placement agent fees and other offering costs, were approximately $13.0 million and will be used for general working capital purposes.  We filed a registration statement on August 21, 2013 to register the resale of the common stock issued in the private placement transaction.  The registration statement became effective on September 18, 2013 (File No. 333-190769).

On March 26, 2013, we completed the sale of an aggregate of 4,715,000 shares of our common stock, at a price of $3.25 per share, under a shelf registration statement (File No. 333-183713) and a Rule 426(b) registration statement (File No. 333-187403), in an underwritten offering with Ladenburg Thalmann & Co. Inc. who acted as underwriter.  The offering represented 5.4% of our outstanding common stock on an after-issued basis.  The aggregate net proceeds from this offering, after deduction of underwriting discounts and commissions and other offering costs, were approximately $14.3 million.

As of September 30, 2013, we had working capital of approximately $20.8 million which represented an increase of approximately $13.6 million from working capital at December 31, 2012.  This increase in working capital is a result of approximately $27.3 million in net proceeds from the March and August 2013 offerings and approximately $1.0 million in proceeds from the exercise of stock options and warrants, less approximately $13.0 million to fund operations and approximately $0.6 million used for patents and fixed assets during the first nine months of 2013.   Our use of cash to fund operations increased approximately $3.1 million, or 31%, during the nine months ended September 30, 2013 when compared to the same period in 2012.  This increase in use of cash is primarily the result of an increase in litigation related fees and expenses.

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

Revenue generated from the sale of our RF chipsets in 2013, if any, will not be sufficient to cover our operational expenses.  In addition, we expect that available working capital may be used for initial production start-up costs, including test programs and production tooling, and for continued litigation expenses to defend our intellectual property.

As discussed above, on October 24, 2013, a jury in the United States District Court in the Middle District of Florida awarded us $172.7 million in damages for infringement of four of our patents by Qualcomm.  The amount and timing of the collections of damages from Qualcomm is dependent upon a number of factors including rulings on post-trial motions for an injunction or ongoing royalties discussed above and the outcome of any settlement discussions and/or appeals.  Refer to Legal Proceedings in note 11 for further discussion of our litigation against Qualcomm.

We believe our current capital resources are sufficient to support our currently projected liquidity requirements for at least the next twelve months.  The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from our technologies and products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding, for instance through public or private equity financing or short or long-term debt financing, and/or reduce our operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

Results of Operations for Each of the Three and Nine Months Ended September 30, 2013 and 2012

Revenue and Gross Margin
We had no product or royalty revenue for the three or nine months ended September 30, 2013 or 2012.  We have been working with one of VIA’s largest mobile handset customers on the design and test of a handset solution incorporating our technology, the successful completion of which, we believe, will lead to the incorporation of our technology into one or more of this customer’s products.  In addition, we recently introduced new RF components incorporating our technologies that are being targeted at commercial, industrial and military markets.   To the extent that our technology is incorporated in the form of integrated circuits supplied by us, additional working capital may be needed to support production start-up costs including test programs and production tooling.

As discussed above, on October 24, 2013, a jury in the United States District Court in the Middle District of Florida awarded us $172.7 million in damages for infringement of four of our patents by Qualcomm.  Revenue from litigation awards, including settlements, will be recognized upon final disposition of all litigation, including rulings on the post-trial motions for an injunction or ongoing royalties discussed above and the outcome of any settlement discussions and/or appeals.  Refer to Legal Proceedings in note 11 for further discussion of our litigation against Qualcomm.

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

Our research and development expenses increased approximately $381,000, or 18%, during the three months ended September 30, 2013 when compared to the same period in 2012.   This increase is primarily due to an increase in outside professional fees of approximately $251,000.

Our research and development expenses increased approximately $1,495,000, or 25%, during the nine months ended September 30, 2013 when compared to the same period in 2012.   This increase is primarily due to an increase in share-based compensation expense of approximately $611,000 and an increase in outside professional fees of approximately $610,000.

The increase in outside professional fees for the three and nine month periods is the result of an increase in fees for outside design services, including the VIA development arrangement, as well as an increase in legal fees related to maintenance of our patent portfolio.  The increase in share-based compensation expense for the nine month period ended September 30, 2013 is the result of long-term incentive equity awards granted to engineering executives and employees in July 2012.

We expect a significant percentage of our current working capital will continue to be invested in our research and product development activities. However, cash expenditures for research and product development activities will fluctuate on a quarter to quarter basis depending on the timing of various projects.

Marketing and Selling Expenses
Marketing and selling expenses consist primarily of marketing and sales personnel costs, including share-based compensation and travel costs, and outside professional fees.  Marketing and selling expenses increased approximately $18,000, or 4% during the three months ended September 30, 2013 when compared to the same period in 2012, primarily due to an increase in advertising expenses related to new products.

Marketing and selling expenses increased approximately $83,000, or 7% during the nine months ended September 30, 2013 when compared to the same period in 2012.  This increase is primarily due to an increase in share-based compensation expense of approximately $98,000 as a result of long-term incentive equity awards granted to engineering executives and employees in July 2012.

General and Administrative Expenses
General and administrative expenses consist primarily of executive, director, finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside professional services, including litigation and other legal services.

General and administrative expenses increased approximately $1,015,000, or 41%, during the three months ended September 30, 2013 when compared to the same period in 2012.  This increase is primarily due to an increase in litigation fees of approximately $1,112,000.

General and administrative expenses increased approximately $4,305,000, or 61%, during the nine months ended September 30, 2013 when compared to the same period in 2012.  This increase is primarily due to an increase in litigation fees of approximately $2,361,000 and an increase in share-based compensation expense of approximately $1,960,000.

These increases in litigation fees are the result of fees and other expenses related to our patent infringement litigation against Qualcomm.  Litigation fees totaled approximately $4,262,000 and $1,901,000 for the nine months ended September 30, 2013 and 2012, respectively.  The increases in share-based compensation expense are the result of long-term equity incentive awards granted to executive, other administrative employees, and outside directors in July 2012 as well as the recognition of expense upon vesting of performance based RSUs issued to a third-party in 2011.

Net Loss and Net Loss per Common Share
Our net loss increased approximately $1.4 million, or 28%, during the three months ended September 30, 2013 when compared to the same period in 2012.  This increase is primarily the result of a $1.1 million increase in litigation fees.  On a per share basis, our net loss for the three months ended September 30, 2013 increased $0.01 per common share, or 17% when compared to the same period in 2012 as a result of a $1.4 million increase in operating expenses, offset by a 15% increase in the weighted average shares outstanding for the period.

Our net loss increased approximately $5.9 million, or 41%, during the nine months ended September 30, 2013 when compared to the same period in 2012.  This increase is primarily the result of a $2.7 million increase in total company share-based compensation expense along with a $2.4 million increase in litigation fees.  On a per share basis, our net loss for the nine months ended September 30, 2013 increased $0.04 per common share, or 21% when compared to the same period in 2012 as a result of a $5.9 million increase in operating expenses, offset by a 19% increase in the weighted average shares outstanding for the period.

Off-Balance Sheet Transactions, Arrangements and Other Relationships
As of September 30, 2013, we had outstanding warrants to purchase 1,849,517 shares of common stock that were issued in connection with the sale of equity securities in various public and private placement transactions in 2009, 2010, and 2011. These warrants have exercise prices ranging from $0.54 to $1.88 per share, with a weighted average exercise price of $0.70 and a weighted average remaining contractual life of approximately 2.0 years.  The estimated fair value of these warrants of $663,101 is included in shareholders’ equity in our balance sheets.

Critical Accounting Policies
There have been no changes in critical accounting policies from those stated in our Annual Report.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

For the three and nine months ended September 30, 2013, there were no material changes from the market risk information disclosed under Item 7A of Part II of our Annual Report.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of September 30, 2013, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) under the Exchange Act that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Reference is made to the section entitled “Legal Proceedings” in Note 11 to our unaudited financial statements for a discussion of current legal proceedings, which discussion is incorporated herein by reference.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None, except as previously disclosed on a current report on Form 8-K filed by us on August 2, 2013.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

On November 12, 2013, we issued a press release announcing our results of operations and financial condition for the three and nine months ended September 30, 2013.  The press release is attached hereto as Exhibit 99.1.

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

3.6	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 14, 2007)
3.7	Articles of Amendment to Articles of Incorporation, dated October 3, 2012 (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed October 4, 2012)
3.8	Articles of Amendment to Articles of Incorporation, dated July 11, 2013 (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed July 12, 2013)
10.1	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed August 2, 2013)
10.2	List of Investors (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed August 2, 2013)

10.3	Form of Registration Rights Agreement (incorporated by reference from Exhibit A to Exhibit 10.1 of Current Report on Form 8-K filed August 2, 2013)
10.4	ParkerVision, Inc. Performance Bonus Plan (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed July 12, 2013)
31.1	Section 302 Certification of Jeffrey L. Parker, CEO*
31.2	Section 302 Certification of Cynthia Poehlman, CFO*
32.1	Section 906 Certification*
99.1	Earnings Press Release*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Included herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc. Registrant

November 12, 2013	By: /s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 12, 2013	By: /s/Cynthia L. Poehlman
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