Form 10-K
period 2013-12-31
PARKERVISION INC
filed 2014-03-17
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)	(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  Yes (  ) No (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes (X) No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (X )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act.  (Check one):

Large accelerated filer ( )	Accelerated filer (X)
Non-accelerated filer ( )	Smaller reporting company ( )
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).   Yes (  ) No (X)

As of June 28, 2013, the aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant was approximately $390,664,229 (based upon $4.55 share closing price on that date, as reported by NASDAQ).

As of March 13, 2014, 96,290,722 shares of the Issuer's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Shareholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III (Items 10, 11, 12, 13, and 14) of this report.

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

Recent Developments

Patent Infringement Litigation against Qualcomm
In October 2013, a jury in the United States District Court of the Middle District of Florida awarded us $172.7 million in damages for direct and indirect infringement of eleven claims of four of our patents by Qualcomm Incorporated (“Qualcomm”).  The jury also found that all eleven claims of the four patents were valid.  We have a district court hearing scheduled for May 1, 2014 regarding a number of outstanding motions in this case including our motions for an injunction and/or ongoing royalties for Qualcomm’s continued use of our patented technology.  Following the hearing, we expect to receive a ruling from the district court on these outstanding motions, although there is no date certain for that ruling.   Upon receipt of a final district court decision, either party will have 30 days to appeal the decision to the federal appellate court.  Qualcomm has indicated that it plans to appeal.  Refer to “Legal Proceedings” in Note 11 to our financial statements included in Item 8 for a complete discussion of the proceedings in this matter.

Engagement of 3LP Advisors LLC
In February 2014, we entered into a licensing services agreement with 3LP Advisors LLC (“3LP”) for the management of our licensing operations. The engagement is exclusive for the first 12 months and the exclusive period may be extended by written agreement.   Kevin Rivette, 3LP’s co-founder and managing partner, and at least two additional professionals, including one legal professional, will devote substantially all of their professional time to our patent licensing operations.  Additional 3LP partners, licensing professionals, analysts and support staff will also contribute to 3LP’s efforts.   Under the terms of the agreement, 3LP will bear the costs and expenses of its staff and related overhead.  We will provide an internal team to support 3LP’s efforts and will bear direct out of pocket costs of the licensing operations, such as third-party reports and services and outside legal services, as needed.  We will pay 3LP success fees calculated as a percentage of net proceeds received by us for licensing or licensing-related activities or direct or indirect sales of any of our patent assets.   We will also pay 3LP a monthly retainer during the first 12 months of the term of the agreement.    Any retainer paid by us following the first six-month period under the agreement shall be offset against success fees earned by 3LP.

General Development of Business

Our business has been primarily focused on the development, marketing and legal defense of our RF technologies for mobile and other wireless applications.  Our technologies represent among other things, unique, proprietary methods for processing RF waveforms in wireless applications.  Our technologies apply to both transmit and receive functions of transmitters, receivers, and transceivers as well as other related RF communications functions.  A portion of our transmit technology is marketed as Direct2Power™, or d2p™, and enables the transformation of a baseband data signal to an RF carrier waveform, at the desired power output level, in a single unified operation.  A portion of our receiver technology is marketed as Direct2Data™, or d2d™, and enables the direct conversion of an RF carrier to a baseband data signal.  We have developed these and a number of additional innovations which are protected by the intellectual property we have secured in various patent families for RF and related functions in RF-based communications.

We have a three-part growth strategy for commercializing our innovations that includes intellectual property licensing and/or product ventures, intellectual property enforcement, and product and component development, manufacturing and sales.  We have actively launched a licensing/product venture campaign to explore licensing and joint product development opportunities with wireless communications companies that make, use or sell chipsets and/or products that incorporate RF.  We believe there are a number of communications companies that can benefit from the use of the RF technologies we have developed, whether through a license or, in certain cases, a joint product venture that would include licensing rights.

From time to time we may be involved in litigation against others in order to protect or defend our intellectual property rights.   Since 2011, we have been involved in patent infringement litigation against Qualcomm for their unauthorized use of our receiver technology.   Refer to “Legal Proceedings” in Note 11 to our financial statements included in Item 8 for a complete discussion of the proceedings in this matter.

Our product development and marketing efforts are focused on our RF technologies in mobile wireless and other RF communications industries.  We have developed and are actively marketing a number of RF components products to industries that do not use highly integrated semiconductors, such as infrastructure, industrial and military applications.  These component products include I/Q demodulators and modulators based on our patented innovations, as well as certain other complimentary components.  In addition, we are working with VIA-Telecom, Inc. (“VIA”) a CDMA baseband provider, on the continued development and marketing of RF integrated circuits that function with their baseband products for mobile handset customers.

Since 2005, we have generated no royalty or product revenue from our RF technologies.  Our ability to generate revenues sufficient to offset costs is subject to securing new product and licensing customers for our technologies, successfully supporting our customers in completing their product designs, and/or successfully protecting and defending our intellectual property.

We believe the investments we make in new technology innovations and obtaining intellectual property rights on those innovations are critical business processes and, as such, we have and will continue to devote substantial resources to research and development for this purpose.  We protect our intellectual property rights by securing patent protection and, where necessary, defending those patents against infringement by others.

In order to utilize RF technology in a mobile handset or certain other wireless application, RF chipsets must interface with the baseband processor that generates the data to be transmitted and/or received.  The development of the interface between the baseband processor and RF chipsets requires a cooperative effort with the baseband provider.  Our technology is capable of being incorporated for any of the mobile handset standards, as well as numerous other applications such as WiFi, Bluetooth, Zigbee, Z-Wave, and GPS.  Our RF chipsets are currently designed to interface with VIA baseband processors.  VIA is a global supplier of baseband processors used in a wide range of CDMA-enabled mobile devices that designs and supplies chipsets and related reference designs to original equipment manufacturers (“OEMs”) and original design manufacturers for incorporation into mobile devices.

Since 2009, we have worked with VIA on the joint development of reference platforms that incorporate our products and VIA baseband processors without the exchange of intellectual property rights.  We also worked with VIA to co-develop a sample 3G mobile handset which verified our technology in a working implementation and tested our technology’s performance.  The results of these efforts were utilized to market our product to VIA’s customers.  During 2010, we modified our circuit layout and packaging to meet the specific design requirements of one of VIA’s customers.  The testing of our product in this design was completed in early 2011.  Despite the successful test results, this design did not result in an order from the prospective customer; however we were able to utilize the test results in marketing our solution to other VIA customers.

Since mid-year 2011, we have been working with VIA and a mutual OEM customer to design and test a handset solution incorporating our RF chipsets.  In late 2012, the mutual customer requested commitments on the part of both ourselves and VIA to ensure adequate support of our products and the related interface between our products in order for our RF chipset to be considered for incorporation into one or more of the OEM’s products.  In March 2013, we entered into a formal development agreement with VIA whereby we will compensate VIA for the resources required for their development and ongoing support and maintenance of the custom interfaces between our products.  We continue to work with VIA towards securing design wins with this OEM customer.  We are also exploring additional product opportunities for our interfaced products.

ITT Corporation (“ITT”) has been a licensee of our d2p technology since 2007; however, since 2011, we have not been actively engaged in product development or other activities with ITT, and we do not currently have plans to initiate any new development efforts for ITT-related projects, unless those projects are funded directly by ITT or its customers.  In the event ITT incorporates our technology into their products in the future, we will receive a per unit royalty from them for any such products sold under the terms of our agreement with them.

Products and Services

We anticipate our future business will include both licensing of our intellectual property and the sale of integrated circuits and stand-alone components based on our technology for incorporation into wireless devices designed by our customers.  In addition, from time to time, we offer engineering consulting and design services to our customers, for a negotiated fee, to assist them in developing prototypes and/or products incorporating our technologies.  By pursuing both licensing and product opportunities, we believe our technologies can be deployed in multiple markets that incorporate RF transmitters, receivers, and/or transceivers, including mobile handsets, tablets, data cards, femtocells, machine-to-machine, RF identification and infrastructure, among others.

Competitive Position

We operate in a highly competitive industry against companies with substantially greater financial, technical, and sales and marketing resources.   Our technologies face competition from incumbent providers of transceivers, such as Broadcom, Fujitsu, Intel, MediaTek, NVidia, Qualcomm, ST-Ericsson, and others, as well as incumbent providers of power amplifiers, including companies such as Anadigics, RF Microdevices, and Skyworks, among others.   Each of our competitors, however, also has the potential of becoming a licensing or product customer for our technologies.  Competition in our industry is generally based on price and technological performance.

To date, we are unaware of any competing or emerging RF technologies that provide all the simultaneous benefits that our technology enables.  Our unique technologies process the RF carriers in a more optimal manner than traditional technologies, thereby allowing the creation of handsets and other products that have extended battery life, lower operating temperatures, more easily incorporate multiple air interface standards and frequencies in smaller form factors, and reduce manufacturing costs.   Our technologies provide such attractive benefits, in part, because of their unique circuit architectures which enable highly accurate transmission and reception of RF carriers that use less power than traditional architectures and components, thereby extending battery life, reducing heat and enabling certain size, cost, performance, and packaging advantages.

Hurdles to the adoption of our technologies include entrenchment of, and therefore familiarity with, existing technologies, the disruptive nature of our technology, and our lack of tenure in the markets we are targeting.  We believe we can gain adoption, and therefore compete, based on the advantages enabled by our unique circuit architectures, as supported by a solid and defensible patent portfolio.  Our circuit architectures are capable of being compliant with all current mobile phone and numerous other wireless industry standards and can be configured to accept all standard baseband data interfaces with the cooperation of the baseband processor OEMs.  In addition, we believe that one or more of our technology’s abilities to provide improved power efficiencies, highly accurate RF carrier waveforms, reduced cost, smaller form factors and better manufacturing yields, provides a solution to existing problems in applications for 3G and 4G standards and beyond that the mobile wireless industry is seeking to solve, as well as in other applications where we believe our technologies can provide an attractive solution.

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

Patents and Trademarks

We consider our intellectual property, including patents, patent applications, trademarks, and trade secrets to be significant to our competitive positioning.   We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate to establish and maintain our proprietary rights in our technology and products.  As of December 31, 2013, we had 168 U.S. and 73 foreign patents related to our RF technologies.  In addition, we have approximately 39 U.S. and foreign patent applications pending.  We estimate the economic lives of our patents to be fifteen to twenty years and our current portfolio of issued patents have expirations ranging from 2018 to 2031.

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

Research and Development

For the years ended December 31, 2013, 2012, and 2011 we spent approximately $10.4 million, $8.4 million, and $8.4 million, respectively, on Company-sponsored research and development activities.  Our research and development efforts have been, and are expected to continue to be, devoted to the development and advancement of RF technologies, including the development of prototype integrated circuits for proof of concept purposes, the development of production-ready silicon samples and reference designs for specific customer applications, and the creation of test programs for quality control testing of our chipsets.

Employees

As of December 31, 2013, we had 48 full-time and 2 part-time employees, of which 32 are employed in engineering research and development, 6 in sales and marketing, and 12 in executive management, finance and administration.  Our employees are not represented by a labor union.  We consider our employee relations satisfactory.

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

We have had losses in each year since our inception in 1989, and continue to have an accumulated deficit which, at December 31, 2013, was approximately $290.0 million.  The net loss for 2013 was approximately $27.9 million.  To date, our technologies and products have not produced revenues sufficient to cover operating, research and development and overhead costs.  We will continue to make expenditures on marketing, research and development, pursuit of patent protection for and defense of our intellectual property, and operational costs for fulfillment of any contracts that we achieve for the sale of our products or technologies.  We expect that our revenues in 2014 will not bring the Company to profitability and our current capital resources may not be sufficient to sustain our operations through 2015.  If we are not able to generate sufficient revenues or obtain sufficient capital resources, we will not be able to implement our business plan and investors will suffer a loss in their investment.  This may also result in a change in our business strategies.

We expect to need additional capital in the future.  Failure to raise such additional capital may prevent us from implementing our business plan as currently formulated.

Because we have had net losses and, to date, have not generated positive cash flow from operations, we have funded our operating losses from the sale of equity securities from time to time.  We anticipate that our business plan will continue to require significant expenditures for research and development, patent protection, sales and marketing, and general operations.  Furthermore, we expect that the implementation of significant cost reduction measures in order to reduce our cash needs would jeopardize our operations and future growth plans.  Our current capital resources include cash and available for sale securities of $17.2 million at December 31, 2013 and $11.9 million in net proceeds from our March 2014 sale of equity securities.  These  capital resources are sufficient to meet our working capital needs for 2014, but may not be sufficient to sustain our operations on a longer-term basis and we may require additional capital to fund our operations.  Financing, if any, may be in the form of debt or additional sales of equity securities, including common or preferred stock.  The incurrence of debt or the sale of preferred stock may result in the imposition of operational limitations and other covenants and payment obligations, any of which may be burdensome to us. The sale of equity securities, including common or preferred stock, may result in dilution to the current shareholders’ ownership.  The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from the sale or license of our products or technologies, additional funding, reducing expenses or a combination of the foregoing.  The failure to generate sufficient revenues, raise capital or reduce expenses will have a material adverse effect on our ability to achieve our long-term business objectives.

Our industry is subject to rapid technological changes which if we are unable to match or surpass, will result in a loss of competitive advantage and market opportunity.

Because of the rapid technological development that regularly occurs in the microelectronics industry, we must continually devote substantial resources to developing and improving our technology and introducing new product offerings.  For example, in fiscal years 2013 and 2012, we spent approximately $10.4 million and $8.4 million, respectively, on research and development and, we expect to continue to spend a significant amount in this area in the future. These efforts and expenditures are necessary to establish market share and, ultimately, to generate revenues. If another company offers better products or technologies, a competitive position or market window opportunity may be lost, and therefore our revenues or revenue potential may be adversely affected.

If our technologies and/or products are not commercially accepted, our developmental investment will be lost and our ability to do business will be impaired.

There can be no assurance that our research and development will produce commercially viable technologies and products, or that our technologies and products will be established in the market as improvements over current competitive offerings.  If our existing or new technologies and products are not commercially accepted, the funds expended will not be recoverable, and our competitive and financial position will be adversely affected.  In addition, perception of our business prospects will be impaired with an adverse impact on our ability to do business and to attract capital and employees.

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

To achieve a wide market awareness and acceptance of our products and technologies, as part of our business strategy, we will attempt to enter into a variety of business relationships with other companies which will incorporate our technologies into their products and/or market products based on our technologies.  The successful commercialization of our products and technologies will depend in part on our ability to meet obligations under contracts with respect to the products and related development requirements.  The failure of these business relationships will limit the commercialization of our products and technologies which will have an adverse impact on our business development and our ability to generate revenues and recover development expenses.

If our patents and intellectual property rights do not provide us with the anticipated market protections, our competitive position, business, and prospects will be impaired.

We rely on our intellectual property rights, including patents and patent applications, to provide competitive advantage and protect us from theft of our intellectual property.  We believe that our patents are for entirely new technologies and that our patents are valid, enforceable and valuable.  Third parties may make claims of invalidity with respect to our patents and such claims could give rise to material costs for defense and divert resources away from our other activities.  If our patents are shown not to be as broad as currently believed, or are otherwise challenged such that some or all of the protection is lost, we will suffer adverse effects from the loss of competitive advantage and our ability to offer unique products and technologies.  As a result, there would be an adverse impact on our financial condition and business prospects.

Our litigation can be time-consuming, costly and we cannot anticipate the results.

Since 2011, we have spent a significant amount of our financial and management resources to pursue our patent infringement litigation against Qualcomm Incorporated.  We believe this litigation, and others that we may in the future determine to pursue, could continue to consume management and financial resources for long periods of time.  There can be no assurance that our current or future litigation matters will ultimately result in a favorable outcome for us.  In addition, even if we obtain favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the matter.  Unfavorable outcomes could result in exhaustion of our financial resources and could otherwise encumber our ability to pursue licensing and/or product opportunities for our technologies which would have a material adverse impact on our financial condition and business prospects.

We are subject to outside influences beyond our control, including new legislation that could adversely affect our licensing and enforcement activities and have an adverse impact on the execution of our business plan.

Our licensing and enforcement activities are subject to numerous risks from outside influences, including new legislation, regulations and rules related to obtaining or enforcing patents.  For instance, the U.S. recently enacted sweeping changes to the United States patent system including changes that transition the United States from a “first-to-invent” to a “first to file” system and that alter the processes for challenging issued patents.  To the extent that we are unable to secure patent protection for our future technologies and/or our current patents are challenged such that some or all of our protection is lost, we will suffer adverse effects to our ability to offer unique products and technologies.  As a result, there would be an adverse impact on our financial position and our ability to execute our business plan.

We are highly dependent on Mr. Jeffrey Parker as our chief executive officer and Mr. David Sorrells as our chief technology officer.  If either of their services were lost, it would have an adverse impact on the execution of our business plan.

Because of Mr. Parker’s leadership position in the company and the respect he has garnered in both the industry in which we operate and the investment community, the loss of his services might be seen as an impediment to the execution of our business plan.  Because of Mr. Sorrells’ technical expertise, the loss of his services could have an adverse impact on our research, technical support, and enforcement activities and impede the execution of our business plan.  If either Mr. Parker or Mr. Sorrells were no longer available to the company, investors might experience an adverse impact on their investment.  We currently have employment agreements with and maintain key-employee life insurance for our benefit for both Mr. Parker and Mr. Sorrells.

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

At December 31, 2013, we had 93,208,471 shares of common stock outstanding and had 10,771,111 options, warrants, and restricted share units (“RSU”) outstanding for the purchase and/or issuance of shares of common stock.  Of these outstanding equity instruments, 6,739,574 were exercisable as of December 31, 2013.  The majority of the underlying common stock of these securities is registered for sale to the holder or for public resale by the holder.  The amount of common stock available for the sales may have an adverse impact on our ability to raise capital and may affect the price and liquidity of the common stock in the public market.  In addition, the issuance of these shares of common stock will have a dilutive effect on current shareholders’ ownership.

We may not be able to deliver shares of common stock upon exercise of our public warrants if such issuance has not been registered or qualified or deemed exempt under the securities laws of the state of residence of the holder of the warrant.

On November 3, 2010 and March 30, 2011, we sold warrants to the public in offerings registered under shelf registration statements.  The issuance of common stock upon exercise of these warrants must qualify for exemption from registration under the securities laws of the state of residence of the warrant holder.  The qualification for exemption from registration may differ in different states.  As a result, a warrant may be held by a holder in a state where an exemption is not available for such exercise and we may be precluded from issuing such shares.  If our common stock continues to be listed on the NASDAQ Capital Market or another national securities exchange, an exemption from registration in every state for the issuance of common stock upon exercise of these warrants would be available.  However, we cannot assure you that our common stock will continue to be so listed.  As a result, these warrants may be deprived of any value, the market for these warrants may be limited and the holders of these warrants may not be able to obtain shares of common stock upon exercise of the warrants if the common stock issuable upon such exercise is not qualified or otherwise exempt from qualification in the jurisdictions in which the holders of the warrants reside.

Provisions in our certificate of incorporation and by-laws could have effects that conflict with the interest of shareholders.

Some provisions in our certificate of incorporation and by-laws could make it more difficult for a third party to acquire control of us.  For example, our board of directors is divided into three classes with directors having staggered terms of office, our board of directors has the ability to issue preferred stock without shareholder approval, and there are advance notification provisions for director nominations and submissions of proposals from shareholders to a vote by all the shareholders under the by-laws.  Florida law also has anti-takeover provisions in its corporate statute.

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

	2013		2012
	High	Low	High	Low
Quarter ended March 31	$4.39	$1.83	$1.23	$0.74
Quarter ended June 30	4.71	3.50	2.42	0.91
Quarter ended September 30	4.92	2.94	3.25	1.80
Quarter ended December 31	7.78	2.16	2.45	1.48

Holders

As of February 24, 2014, we had 123 holders of record and we believe there are approximately 5,600 beneficial holders of our common stock.

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

Sales of Unregistered Securities

On November 21, 2013, we issued an aggregate of 150,000 RSUs to two consultants as payment for services.  These RSUs vest over a six month period beginning December 31, 2013.  Upon thirty days’ notice, the consulting agreements may be terminated and any unvested portion of the RSUs will be cancelled. As of December 31, 2013, an aggregate of 16,666 RSUs have vested and a total of $75,830 has been recognized in share-based compensation expense.

On November 21, 2013, we also issued an aggregate of 750,000 RSUs to these same consultants as performance incentives.  These RSUs vest only upon achievement of certain market conditions, as measured based on the closing price of our common stock during a period ending on the earlier of (i) December 31, 2015 or (ii) thirty days following termination of the related consulting agreements.  As of December 31, 2013, no portion of the RSU has vested and we have recognized no compensation expense related to these awards.

The RSUs were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the vendor is a sophisticated investor, with such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment.  Refer to Note 8 included in Item 8 for a complete discussion of the valuation and terms of these RSUs.

Issuer Repurchase of Equity Securities

None.

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder returns for our company, the NASDAQ U.S. Stock Market Index, the NASDAQ Electronic Components Index and the NASDAQ Telecommunications Index for the five years ending December 31, 2013.  The total shareholder returns assumes the investment on December 31, 2008 of $100 in our common stock, the NASDAQ U.S. Stock Market Index, the NASDAQ Electronic Components Index, and the NASDAQ Telecommunications Index at the beginning of the period, with immediate reinvestment of all dividends.

The data points for the performance graph are as follows:

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13

ParkerVision, Inc.	$100.00	$74.09	$18.62	$34.82	$82.19	$184.21
NASDAQ Composite	$100.00	$145.36	$171.74	$170.38	$200.61	$281.17
NASDAQ Telecommunications	$100.00	$149.35	$156.99	$139.44	$147.08	$187.21
NASDAQ Electronic Components	$100.00	$156.43	$163.12	$149.18	$152.27	$199.40

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
12/08
12/09
12/10
12/11
12/12
12/13
Parkervision Inc.
NASDAQ Composite-Total Returns
NASDAQ Telecommunications Index
NASDAQ Electronic Components Index

*	100 invested on 12/31/08 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31

Item 6.  Selected Financial Data.

The following table sets forth our financial data as of the dates and for the periods indicated.  The data has been derived from our audited financial statements.  The selected financial data should be read in conjunction with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the years ended December 31,
(in thousands, except per share amounts)	2013	2012	2011	2010	2009
Statement of Operations Data:

Revenues, net	$0	$0	$0	$64	$64
Gross margin	0	0	0	17	10
Operating expenses	27,949	20,383	14,676	15,146	21,559
Net loss from continuing operations	(27,872)	(20,322)	(14,573)	(15,028)	(21,530)
Basic and diluted net loss per common share from continuing operations	(0.31)	(0.27)	(0.24)	(0.35)	(0.65)
Balance Sheet Data:
Total assets	$26,595	$18,720	$15,842	$17,596	$25,545
Long term obligations	22	58	138	55	155
Shareholders’ equity	24,046	16,520	14,341	16,592	23,883
Working capital	15,206	7,175	4,658	6,134	12,577

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are in the business of innovating fundamental wireless technologies.   We design, develop and market our proprietary RF technologies and products for use in semiconductor circuits for wireless communication products.

We have a three-part growth strategy that includes intellectual property licensing and/or product ventures, intellectual property enforcement, and product and component development, manufacturing and sales.  We have actively launched a licensing/product venture campaign to explore licensing and joint product development opportunities with wireless communications companies that make, use or sell chipsets and/or products that incorporate RF.  We have engaged the intellectual property firm of 3LP to assist in managing our licensing operations.  We believe there are a number of wireless communications companies that can benefit from the use of the RF technologies we have developed, whether through a license or, in certain cases, a joint product venture that would include licensing rights.

From time to time we may be involved in litigation against others in order to protect or defend our intellectual property rights.   Since 2011, we have been involved in patent infringement litigation against Qualcomm for their unauthorized use of our receiver technology.   In October 2013, a jury found that Qualcomm was infringing four of our receiver patents and awarded us $172.7 million in past damages.   We have a district court hearing scheduled for May 1, 2014 regarding the outstanding motions in this case including our request for an injunction against Qualcomm and/or ongoing royalties for Qualcomm’s continued infringement of our patents.   Following the hearing, we expect to receive a ruling from the district court on the outstanding motions although there is no date certain for the court’s ruling.   The law firm of McKool Smith is representing us in this litigation on a partial contingency basis.   Refer to “Legal Proceedings” in Note 11 to our financial statements included in Item 8 for a complete discussion of the proceedings in this matter.

Our product development and marketing efforts are focused on our RF technologies in mobile and other communications industries that use RF.  We have developed and are actively marketing a number of RF components products to industries that do not use highly integrated semiconductors, such as infrastructure, industrial and military applications.  In addition, we are working with VIA on the continued development and marketing of RF integrated circuits that function with their baseband products for mobile handset customers.

Since 2005, we have generated no product or royalty revenue from our wireless technologies.  We have made significant investments in developing and protecting our technologies and products, the returns on which are dependent upon the generation of future revenues for realization.

Liquidity and Capital Resources

At December 31, 2013, we had working capital of approximately $15.2 million, an increase of approximately $8.0 million from working capital of $7.2 million at December 31, 2012.  This increase is a result of approximately $27.3 million in proceeds from our March 2013 and August 2013 sales of equity securities as well as approximately $1.1 million in proceeds from the exercise of options and warrants, offset by the use of approximately $18.9 million in cash for operating activities and the investment of approximately $0.7 million in patents and other long-lived assets in 2013.  Proceeds from the sale of equity securities are invested in available for sale securities and our use of cash is funded from the sale of these securities.  At December 31, 2013, we were not subject to any significant commitments to make additional capital expenditures and we have no significant long-term debt obligations.

For the year ended December 31, 2012, we used cash of approximately $14.7 million for operations and invested approximately $1.2 million in patents and other long-lived assets.  This use of cash was offset by approximately $18.9 million in proceeds from the sale of equity securities and the exercise of options and warrants in 2012.  The increase in our use of cash for operating activities from 2012 to 2013 was primarily the result of our increased operating expenses pertaining to our patent infringement litigation against Qualcomm.

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products, as well as investment in continued protection of our intellectual property including prosecution of new patents and defense of existing patents.  Our ability to generate revenues sufficient to offset costs is subject to our ability to secure new product and licensing customers for our technologies, successfully support our customers in completing their product designs and/or, our ability to successfully protect our intellectual property.

Revenue generated from technology licenses and/or the sale of RF chipsets or component products in 2014 may not be sufficient to cover our operational expenses, and we expect that our continued losses and use of cash will be funded from available working capital.  In addition, we expect that available working capital will be used for initial production start-up costs, including test programs and production tooling, and for litigation expenses to defend our intellectual property.  In March 2014, we generated net proceeds of approximately $11.9 million from the sale of equity securities.  Our current capital resources are sufficient to support our liquidity requirements through 2014 and beyond.

The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from our technologies and/or products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private financing and/or reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

Results of Operations for Each of the Years Ended December 31, 2013, 2012, and 2011

Revenues and Gross Margins

We had no product or royalty revenues for the years ended December 31, 2013, 2012, or 2011.   Damages awarded as a result of patent infringement litigation are not recognized until we have a final court adjudication or executed settlement agreement, the amounts are fixed and determinable, and the collectability is reasonably assured.

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

Research and development costs increased approximately $2.0 million, or 23.2% from 2012 to 2013.  This increase is primarily the result of an increase in employee share based compensation of approximately $829,000, an increase in outside professional fees of approximately $739,000, and an increase in personnel and related costs of approximately $479,000.  The increase in share-based compensation expense is the result of long-term incentive equity awards granted to engineering executives and employees in July 2012 as well as restricted stock awards granted to employees as incentive compensation in 2013.  The increase in outside professional fees is the result of an increase in fees for outside design services, including the VIA development arrangement, as well as an increase in legal fees related to maintenance of our patent portfolio.  The increase in personnel and related costs is the result of an increase in personnel in early 2013 as well as an increase in performance bonuses to key engineering executives.

Research and development costs remained relatively unchanged from 2011 to 2012.  Personnel and related costs increased by approximately $360,000 from 2011 to 2012 as a result of an increase in personnel during mid-2011 as well as an increase in incentive compensation to key personnel in 2012. This increase was offset by a decrease in outside engineering design services of approximately $330,000 as a result of the status and timing of various outsourced projects.

The markets for our products and technologies are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions.  Our ability to successfully develop and introduce, on a timely basis, new and enhanced products and technologies will be a significant factor in our ability to grow and remain competitive.  We are committed to continue investing in our technology and product development and therefore we anticipate that we will use a substantial portion of our working capital for research and development activities in 2014.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of personnel costs, including share-based compensation and travel costs, and outside professional fees which consist of various consulting and other professional  fees related to sales and marketing activities.

Marketing and selling expenses increased by approximately $0.1 million, or 7.1%, from 2012 to 2013.  This increase is primarily due to an increase in share based compensation of approximately $120,000 as a result of long-term incentive equity awards granted to executives and employees in July 2012 and restricted stock awards granted to employees as incentive compensation in 2013.

Marketing and selling expenses increased by approximately $0.2 million, or 13.0%, from 2011 to 2012.  This increase is primarily due to an increase in outside professional fees of approximately $135,000 as a result of outsourced support for a potential customer in Asia and an increase in certain public relations activities.

We anticipate that marketing and selling expenses will increase in 2014 as we expand our product marketing activities and our technology licensing efforts.

General and Administrative Expenses

General and administrative expenses consist primarily of executive, director, finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside professional services, including litigation fees.

Our general and administrative expenses increased by approximately $5.5 million, or 53.3%, from 2012 to 2013.  This increase was due primarily to increases in litigation fees and expenses of approximately $3,400,000 and an increase in share-based compensation expense of approximately $2,430,000, partially offset by a decrease in various consulting fees of approximately $490,000.

Our general and administrative expenses increased by approximately $5.5 million, or 114.4%, from 2011 to 2012.  This increase was due primarily to increases in litigation fees and expenses of approximately $2,360,000, an increase in share-based compensation expense of approximately $1,970,000, and an increase in various consulting fees of approximately $525,000.

This increase in litigation fees and expenses in both 2012 and 2013 was the result of our patent infringement litigation against Qualcomm.  The increases represent costs for experts and other third-party services, as well as increases in legal fees incurred as the case progressed towards trial which commenced in October 2013.  Our litigation team is working on a partial contingency basis, and as a result, their fees have been reduced in exchange for a contingent fee in the event an award is received.

The increase in share-based compensation expense in both 2012 and 2013 is primarily related to the expense attribution of long-term equity incentive awards granted to executives, other administrative employees, and non-employee directors in July 2012, and the expense recognized upon vesting of performance based RSUs granted to a third-party in 2011.   In addition, share-based compensation expense in 2013 included the value of a stock based performance bonus awarded to our CEO in lieu of a cash bonus of $390,000.

The increase in consulting fees from 2011 to 2012 was the result of one-time increases in various intellectual property strategy, investor relations, and financial advisory fees incurred in 2012.  These increases were not sustained in 2013 and, as a result, we experienced a $490,000 decrease in consulting fees from 2012 to 2013.

Although we anticipate a decrease in legal fees and expenses in 2014 related to our current Qualcomm litigation, the initiation of additional litigation, by us or by other parties against us, could offset these anticipated decreases.   Future litigation costs, if any, may be financed by a third party in return for a contingent fee on related litigation awards; however we currently have no such arrangements in place.

Loss and Loss per Common Share

Our net loss increased approximately $7.6 million, or $0.04 per common share, from 2012 to 2013.  This increase was the result of a $7.6 million increase in operating expenses, which includes a $3.4 million increase in litigation fees and expenses and a $3.4 million increase in overall share-based compensation expense.  The increase in the loss per common share is a result of the increased net loss, offset by a 17% increase in weighted average shares outstanding for the period.

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

Critical Accounting Policies

We believe that the following are the critical accounting policies affecting the preparation of our financial statements:

Intangible Assets

Patents, copyrights and other intangible assets are amortized using the straight-line method over their estimated period of benefit.  We estimate the economic lives of our patents and copyrights to be fifteen to twenty years.  We estimate the economic lives of other intangible assets, including licenses, based on estimated technological obsolescence, to be two to five years, which is generally shorter than the contractual lives.  Periodically, we evaluate the recoverability of our intangible assets and take into account events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists (“Triggering Event”).  Based on our cumulative net losses and negative cash flows from operations to date, we assess our working capital needs on an annual basis.  This annual assessment of our working capital is considered to be a Triggering Event for purposes of evaluating the recoverability of our intangible assets.  As a result of our evaluation at December 31, 2013, we determined that no impairment exists with regard to our intangible assets.

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

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of December 31, 2013, we have outstanding warrants to purchase 1,849,517 shares of common stock that were issued in connection with the sale of equity securities in various private placement transactions in 2009, 2010, and 2011.  These warrants have exercise prices ranging from $0.54 to $1.88 per share with a weighted average exercise price of $0.70 and a weighted average remaining contractual life of approximately 1.8 years.  The estimated aggregate fair value of these warrants at their date of issuance of $663,100 is included in shareholders’ equity in our balance sheets.  Refer to “Non-Plan Options and Warrants” in Note 8 to our financial statements included in Item 8 for information regarding the outstanding warrants.

Our contractual obligations and commercial commitments at December 31, 2013 were as follows (see “Lease Commitments” in Note 11 to the financial statements included in Item 8):

		Payments due by period
Contractual Obligations:	Total	1 year or less	2 – 3 years	4 – 5 years	After 5 years
Capital leases	$37,500	$30,000	$7,500	$0	$0
Operating leases	966,800	362,200	497,800	106,800	0

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

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements
Page
REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC
ACCOUNTING FIRM	23

FINANCIAL STATEMENTS:
Balance Sheets - December 31, 2013 and 2012	24

Statements of Comprehensive Loss - for the years ended
December 31, 2013, 2012 and 2011	25

Statements of Shareholders’ Equity - for the years ended
December 31, 2013, 2012 and 2011	26

Statements of Cash Flows - for the years ended
December 31, 2013, 2012 and 2011	28

Notes to Financial Statements - December 31, 2013, 2012 and 2011	29

FINANCIAL STATEMENT SCHEDULE:

Schedule II – Valuation and Qualifying Accounts	56

Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and
Shareholders of ParkerVision, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ParkerVision, Inc. at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Jacksonville, Florida
March 17, 2014

PARKERVISION, INC.

BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	2013	2012
CURRENT ASSETS:
Cash and cash equivalents	$222,697	$298,227
Available for sale securities	16,957,489	8,041,904
Prepaid expenses and other	551,961	977,310
Total current assets	17,732,147	9,317,441

PROPERTY AND EQUIPMENT, net	307,385	403,446

INTANGIBLE ASSETS, net	8,552,432	8,978,101

OTHER ASSETS, net	2,576	20,866
Total assets	$26,594,540	$18,719,854

CURRENT LIABILITIES:
Accounts payable	$1,246,470	$827,209
Accrued expenses:
Salaries and wages	325,313	295,194
Professional fees	631,871	902,411
Other accrued expenses	289,031	42,231
Deferred rent, current portion	33,894	75,144
Total current liabilities	2,526,579	2,142,189

LONG TERM LIABILITIES
Capital lease, net of current portion	7,290	33,915
Deferred rent, net of current portion	14,379	23,763
Total long term liabilities	21,669	57,678
Total liabilities	2,548,248	2,199,867

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized, 93,208,471 and 82,903,609 issued and outstanding at December 31, 2013 and 2012, respectively	932,085	829,036
Accumulated other comprehensive loss	(8,215)	(20)
Warrants outstanding	663,100	1,081,050
Additional paid-in capital	312,470,030	276,748,336
Accumulated deficit	(290,010,708)	(262,138,415)
Total shareholders' equity	24,046,292	16,519,987
Total liabilities and shareholders' equity	$26,594,540	$18,719,854

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011

Revenue	$0	$0	$0
Cost of sales	0	0	0
Gross margin	0	0	0

Research and development expenses	10,406,362	8,447,639	8,423,683
Marketing and selling expenses	1,755,130	1,638,156	1,449,501
General and administrative expenses	15,787,599	10,297,238	4,802,503
Total operating expenses	27,949,091	20,383,033	14,675,687

Interest and other income	83,892	70,064	108,050
Interest expense	(7,094)	(8,843)	(5,716)
Total interest and other income and interest expense	76,798	61,221	102,334

Net loss	(27,872,293)	(20,321,812)	(14,573,353)

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available for sale securities	(8,195)	10,398	(2,602)
Other comprehensive (loss) income, net of tax	(8,195)	10,398	(2,602)

Comprehensive loss	$(27,880,488)	$(20,311,414)	$(14,575,955)

Basic and diluted net loss per common share	$(0.31)	$(0.27)	$(0.24)

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
Common shares – beginning of year	82,903,609	67,573,775	52,752,036
Issuance of common stock upon exercise of options
and warrants	1,197,541	2,258,188	687,461
Issuance of common stock in public and private
offerings	8,396,573	12,520,811	13,823,477
Share-based compensation	710,748	550,835	310,801
Common shares – end of year	93,208,471	82,903,609	67,573,775

Par value of common stock – beginning of year	$829,036	$675,738	$527,520
Issuance of common stock upon exercise of options
and warrants	11,975	22,581	6,875
Issuance of common stock in public and private
offerings	83,966	125,209	138,235
Share-based compensation	7,108	5,508	3,108
Par value of common stock – end of year	$932,085	$829,036	$675,738

Accumulated other comprehensive loss – beginning of year	$(20)	$(10,418)	$(7,816)
Change in unrealized (loss) gain on available for sale securities	(8,195)	10,398	(2,602)
Accumulated other comprehensive loss – end of year	$(8,215)	$(20)	$(10,418)

Warrants outstanding – beginning of year	$1,081,050	$8,649,786	$16,534,516
Exercise of warrants	(417,950)	(683,809)	(174,804)
Expiration of warrants	0	(6,884,927)	(8,126,544)
Issuance of warrants in connection with public
offering	0	0	416,618
Warrants outstanding – end of year	$663,100	$1,081,050	$8,649,786

Additional paid-in capital – beginning of year	$276,748,336	$246,842,116	$226,780,738
Issuance of common stock upon exercise of options
and warrants	1,553,355	2,042,922	498,867
Issuance of common stock in public and private
offerings	27,244,009	17,430,465	10,001,901
Share-based compensation	6,924,330	3,547,906	1,434,066
Expiration of warrants	0	6,884,927	8,126,544
Additional paid-in capital – end of year	$312,470,030	$276,748,336	$246,842,116

Accumulated deficit – beginning of year	$(262,138,415)	$(241,816,603)	$(227,243,250)
Net loss	(27,872,293)	(20,321,812)	(14,573,353)
Accumulated deficit – end of year	$(290,010,708)	$(262,138,415)	$(241,816,603)

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
Total shareholders’ equity – beginning of year	$16,519,987	$14,340,619	$16,591,708
Issuance of common stock upon exercise of options
and warrants	1,147,380	1,381,694	330,938
Issuance of common stock and warrants in private
and public offerings	27,327,975	17,555,674	10,556,754
Share-based compensation	6,931,438	3,553,414	1,437,174
Comprehensive loss	(27,880,488)	(20,311,414)	(14,575,955)
Total shareholders’ equity – end of year	$24,046,292	$16,519,987	$14,340,619

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

STATEMENTS OF CASH FLOWS

DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,872,293)	$(20,321,812)	$(14,573,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,252,142	1,238,044	1,327,794
Share-based compensation	6,931,438	3,553,414	1,437,174
Loss on disposal of equipment and other assets	126	621	0
Realized loss (gain) on available for sale securities	12,226	(5,220)	1,671
Changes in operating assets and liabilities:
Prepaid and other assets	443,639	248,411	(125,463)
Accounts payable and accrued expenses	421,943	768,096	470,962
Deferred rent	(50,634)	(145,237)	24,668
Total adjustments	9,010,880	5,658,129	3,136,806
Net cash used in operating activities	(18,861,413)	(14,663,683)	(11,436,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available for sale securities	(27,096,006)	(16,799,888)	(9,439,760)
Proceeds from redemption of available for sale securities	18,160,000	13,800,000	10,725,000
Purchases of property and equipment	(78,509)	(135,541)	(100,649)
Payments for patent costs and other intangible assets	(652,029)	(1,026,736)	(609,851)
Net cash (used in) provided by investing activities	(9,666,544)	(4,162,165)	574,740

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in
public and private offerings	27,327,975	17,555,674	10,556,754
Proceeds from exercise of options and warrants	1,147,380	1,381,694	330,938
Principal payments on capital lease obligation	(22,928)	(26,731)	(25,845)
Net cash provided by financing activities	28,452,427	18,910,637	10,861,847

NET CHANGE IN CASH AND CASH EQUIVALENTS	(75,530)	84,789	40
CASH AND CASH EQUIVALENTS, beginning of year	298,227	213,438	213,398
CASH AND CASH EQUIVALENTS, end of year	$222,697	$298,227	$213,438

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$7,095	$8,843	$5,716
Cash paid for income taxes	$0	$0	$0
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Key-man life insurance premiums (Note 3)	$0	$29,330	$45,780
Purchases of leasehold improvements	$0	$30,462	$27,572
Purchase of equipment under capital lease (Note 5)	$0	$71,925	$0

The accompanying notes are an integral part of these financial statements

.
PARKERVISION, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013, 2012 and 2011

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

2. LIQUIDITY

We have incurred losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sales of our equity securities to fund our operations.   For the year ended December 31, 2013, we incurred a net loss of approximately $27.9 million and negative cash flows from operations of approximately $18.9 million.  At December 31, 2013, we had an accumulated deficit of approximately $290.0 million and working capital of approximately $15.2 million.  We expect that revenue for 2014 will not be sufficient to cover our operational expenses for 2014, and that our expected continued losses and use of cash will be funded from available working capital.  In addition, we expect that available working capital will be used for initial production start-up costs, including test programs and production tooling, and for litigation expenses to defend our intellectual property.

Our current capital resources include cash and available for sale securities of approximately $17.2 million at December 31, 2013 and approximately $11.9 million in proceeds from the sale of equity securities in March 2014 (see Note 9).  These current capital resources are sufficient to support our liquidity requirements through 2014 and beyond.

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products, as well as investment in continued protection of our intellectual property including prosecution of new patents and defense of existing patents.  Our ability to generate revenues sufficient to offset costs is subject to securing new product and licensing customers for our technologies, successfully supporting our customers in completing their product designs, and/or successfully protecting or defending our intellectual property.

The long-term continuation of our business plan beyond 2014 is dependent upon the generation of sufficient revenues from our technologies and/or products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private financing and/or reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

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

Available for Sale Securities
Available for sale securities are intended to be held for indefinite periods of time and are not intended to be held to maturity. These securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive loss until realized. Our available for sale securities at December 31, 2013 and 2012 consisted of mutual funds that invest primarily in short-term municipal securities with an average effective maturity of one year or less. All dividends and realized gains are recognized as other income as earned and immediately reinvested.  The Company has determined that the fair value of its available for sale securities fall within Level 1 in the fair value hierarchy (See Note 14).

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

Key-man Life Insurance
In 2012 and 2011, we paid the premiums on certain whole-life policies, in the amount of approximately $29,000 and $46,000, respectively, through the use of annual policy dividends and loans against the policies.   These policies were surrendered in favor of term-life policies in 2012 and 2013. (See Note 4).

Accounting for Share-Based Compensation
We have various share-based compensation programs which provide for equity awards including stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). We calculate the fair value of employee share-based equity awards on the date of grant and recognize the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards.  We estimate the fair value of each equity award using the Black-Scholes option valuation model or the Monte Carlo simulation fair value model for awards that contain market conditions.  These valuation models require the use of highly subjective assumptions and estimates including (i) how long employees will retain their stock options before exercising them, (ii) the volatility of our common stock price over the expected life of the equity award, and (iii) the rate at which equity awards will ultimately be forfeited by the recipients.  Such estimates, and the basis for our conclusions regarding such estimates, are outlined in detail in Note 8.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Revenue Recognition
We did not recognize any product or royalty revenue in 2013, 2012, or 2011.   We recognize revenue when there is persuasive evidence of an arrangement, the amounts are fixed and determinable, and the collectability of the resulting receivable is reasonably assured.

Research and Development Expenses
Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third party contractors, prototype expenses, maintenance costs for software development tools, depreciation, amortization, and an allocated portion of facilities costs.

Loss per Common Share
Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each year.  Diluted loss per common share is the same as basic loss per common share as all potential common shares are excluded from the calculation, as their effect is anti-dilutive.  The weighted-average number of common shares outstanding for the years ended December 31, 2013, 2012, and 2011, was 88,968,043, 75,999,278, and 60,038,857, respectively.

Options and warrants to purchase 8,888,727, 10,482,608, and 11,105,288, shares of common stock were outstanding at December 31, 2013, 2012, and 2011, respectively.   In addition, unvested RSUs representing 1,882,384, 1,433,842, and 1,104,377 shares of common stock were outstanding at December 31, 2013, 2012, and 2011, respectively.  These options, warrants and RSUs were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

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

We utilize the short-cut method for establishing the historical pool of windfall tax benefits related to employee share-based compensation. We do not recognize deferred tax assets with regard to the excess of tax over book stock compensation until the tax deductions actually reduce current taxes payable at which time the tax benefit would be recorded as an increase in additional paid-in-capital.

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carry-forward, a similar tax loss, or tax credit carry-forward exists.” ASU 2013-11 requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a NOL carry-forward, a similar tax loss, or a tax credit carry-forward when settlement in this manner is available under the tax law. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have an impact on our financial statements.

4. PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following at December 31, 2013 and 2012:

	2013	2012
Prepaid insurance	$409,790	$401,373
Cash surrender value of life insurance	0	456,452
Other current assets	142,171	119,485
	$551,961	$977,310

In January 2013, we surrendered a key-man whole life policy in favor of a term-life policy.  The aggregate net cash surrender value of the whole-life policy at December 31, 2012, as determined by the insurance carrier, was included in prepaid and other current assets.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, at cost, consisted of the following at December 31, 2013 and 2012:

	2013	2012
Equipment and software	$8,158,454	$8,082,091
Leasehold improvements	837,377	837,377
Furniture and fixtures	502,397	505,428
	9,498,228	9,424,896
Less accumulated depreciation and amortization	(9,190,843)	(9,021,450)
	$307,385	$403,446

Depreciation expense related to property and equipment was $174,444, $185,146, and $314,113, in 2013, 2012, and 2011, respectively.  Depreciation expense includes depreciation related to capital leases of approximately $28,748, $24,100, and $14,371 for the periods ended December 31, 2013, 2012, and 2011 respectively.  Accumulated depreciation included accumulated depreciation related to capital leases as of December 31, 2013, 2012, and 2011 of  $87,654, $58,906, and $34,806, respectively.

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

6. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2013 and 2012:

		2013
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$18,943,020	$10,397,136	$8,545,884
Prepaid licensing fees	574,000	567,452	6,548
	$19,517,020	$10,964,588	$8,552,432

		2012
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$18,290,991	$9,329,438	$8,961,553
Prepaid licensing fees	574,000	557,452	16,548
	$18,864,991	$9,886,890	$8,978,101

Periodically, we evaluate the recoverability of our intangible assets and take into account events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists (“Triggering Event”).  Based on our cumulative net losses and negative cash flows from operations to date, we assess our working capital needs on an annual basis.  This annual assessment of our working capital is considered to be a Triggering Event for purposes of evaluating the recoverability of our intangible assets.  As a result of our evaluation at December 31, 2013, we determined that no impairment exists with regard to our intangible assets.

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

Amortization expense for the years ended December 31, 2013, 2012, and 2011 is as follows:

		Amortization Expense
	Weighted average estimated life (in years)	2013	2012	2011
Patents and copyrights	17	$1,067,698	$1,049,446	$1,013,681
Prepaid licensing fees	2	10,000	3,452	0
Total amortization		$1,077,698	$1,052,898	$1,013,681

Future estimated amortization expense for intangible assets that have remaining unamortized amounts as of December 31, 2013 are as follows:

2014	$1,054,955
2015	953,970
2016	917,996
2017	915,396
2018	859,572
2019 and thereafter	3,850,543
Total	$8,552,432

7. INCOME TAXES AND TAX STATUS

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 2013, 2012, and 2011 is as follows:

	2013	2012	2011
Tax benefit at statutory rate	$(9,476,580)	(6,909,416)	(4,954,940)
State tax benefit	(975,530)	(711,263)	(510,067)
Increase in valuation allowance	10,648,966	7,640,454	5,722,492
Research and development credit	(299,044)	(239,216)	(272,117)
Capital loss	0	0	(38,439)
Other	102,188	219,441	53,071
	$0	$0	$0

Our deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of our assets and liabilities at December 31, 2013 and 2012:

	2013	2012
Gross deferred tax assets:
Net operating loss carry-forward	$94,742,725	$85,844,921
Research and development credit	7,618,821	7,319,776
Stock compensation	3,548,655	2,882,576
Patents and other	1,828,103	1,770,367
Fixed assets	121,179	125,737
Accrued liabilities	80,204	64,507
Capital loss carry-forward	5,652	38,439
Charitable contributions	4,500	0
	107,949,839	98,046,323
Less valuation allowance	(107,949,839)	(98,006,927)
	0	39,396
Gross deferred tax liabilities:
Gains on the cash surrender value of life insurance	0	39,396
	0	39,396
Net deferred tax asset	$0	$0

No current or deferred tax provision or benefit was recorded for 2013, 2012, or 2011 as a result of current losses and fully deferred tax valuation allowances for all periods.  We have recorded a valuation allowance to state our deferred tax assets at their estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

At December 31, 2013, we had cumulative NOL, research and development (“R&D”) tax credit carry-forwards and capital loss carry-forwards for income tax purposes of $258,088,247, $7,618,821, and $15,072 respectively, which expire in varying amounts from 2015 through 2033.  The cumulative NOL carry-forward is net of $13,432,293 in carry-forwards from 1993 through 1997 which expired unused from 2008 through 2012.  The NOL carry-forward for income tax purposes includes $1,747,888 related to windfall tax benefits from the exercise of share-based compensation awards for which benefit will be recognized as an adjustment to equity rather than a decrease in earnings if realized.  The cumulative R&D tax credit carry-forward is net of $496,329 in credits from 1995 through 1997 that expired unused from 2010 through 2012.

Our ability to benefit from the our tax credit carry-forwards could be limited under certain provisions of the Internal Revenue Code if our ownership changes by more than 50%, as defined by Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Under Section 382, an ownership change may limit the amount of NOL, capital loss and R&D credit carry-forwards that can be used annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  We conduct a study annually of our ownership changes.  Based on the results of our studies, we have determined that we do not have any ownership changes on or prior to December 31, 2013 which would result in limitations of our NOL, capital loss or R&D credit carry-forwards under Section 382.

Uncertain Tax Positions
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We have identified our Federal and Florida tax returns as our only major jurisdictions, as defined.  The periods subject to examination for those returns are the 1996 through 2013 tax years.

At December 31, 2013, we had an unrecognized tax benefit of approximately $1.4 million.  A reconciliation of the amount recorded for unrecognized tax benefits for the years ended December 31, 2013, 2012, and 2011 is as follows:

	For the years ended December 31,
	2013	2012	2011
Unrecognized tax benefits – beginning of year	$1,369,614	1,369,614	1,369,614
Gross increases – tax positions in prior period	0	0	0
Change in Estimate	0	0	0
Unrecognized tax benefits – end of year	$1,369,614	1,369,614	1,369,614

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of a valuation allowance.   Approximately $0.47 million, net of tax effect, of the unrecognized tax benefit is related to excess tax benefits related to share-based compensation which would be recorded as an adjustment to equity rather than a decrease in earnings, if reversed.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits.  For the years ended December 31, 2013, 2012, and 2011, we did not incur any income tax-related interest income, expense or penalties.

8. SHARE-BASED COMPENSATION

We did not capitalize any expense related to share-based payments.  The following table presents share-based compensation expense included in our statements of comprehensive loss for the years ended December 31, 2013, 2012, and 2011, respectively:

	Year ended December 31,
	2013	2012	2011
Research and development expense	$1,594,603	$765,126	$706,734
Sales and marketing expense	327,199	207,125	121,384
General and administrative expense	5,009,636	2,581,163	609,056
Total share-based expense	$6,931,438	$3,553,414	$1,437,174

As of December 31, 2013, there was $4,131,257 of total unrecognized compensation cost, net of estimated forfeitures, related to all non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted-average period of 1.1 years.

Stock Incentive Plans

2000 Performance Equity Plan
We adopted a performance equity plan in July 2000 (the “2000 Plan”). The 2000 Plan provides for the grant of options and other stock awards to employees, directors and consultants, not to exceed 5,000,000 shares of common stock.  The 2000 Plan provides for benefits in the form of nonqualified stock options, stock appreciation rights, restricted share awards, stock bonuses and various stock benefits or cash.  Prior to July 2010, the 2000 Plan also provided for awards of incentive stock options.   Forfeited and expired options under the 2000 Plan become available for reissuance.   The plan provides that no participant may be granted awards in excess of 1,000,000 shares in any calendar year.  At December 31, 2013, 631,134 shares of common stock were available for future grants.

2008 Equity Incentive Plan
We adopted an equity incentive plan in August 2008 (the “2008 Plan”).  The 2008 Plan provides for the grant of stock-based awards to employees (excluding named executives), directors and consultants, not to exceed 500,000 shares of common stock.  The 2008 Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, and other stock based awards.  Forfeited and expired options under the 2008 Plan become available for reissuance.  The plan provides that no participant may be granted awards in excess of 50,000 shares in any calendar year.  At December 31, 2013, 8,315 shares of common stock were available for future grants.

2011 Long-Term Incentive Equity Plan
We adopted a long-term incentive equity plan in September 2011 (the “2011 Plan”).  The 2011 Plan provides for the grant of stock-based awards to employees, officers, directors and consultants, not to exceed 5,000,000 shares of common stock.  The Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, and other stock based awards.  Forfeited and expired options under the 2011 Plan become available for reissuance.  The plan provides that no participant may be granted awards in excess of 1,500,000 shares in any calendar year.  At December 31, 2013, 7,000 shares of common stock were available for future grants.

Restricted Stock Awards
RSAs are issued as executive and employee incentive compensation and as payment for services to others.  The value of the award is based on the closing price of our common stock on the date of grant.  RSAs are generally immediately vested.   We had no unvested RSAs at December 31, 2013, 2012, or 2011 and no RSAs were forfeited during 2013, 2012, or 2011.

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

Plan-Based RSAs and RSU
The following table presents a summary of RSA and RSU activity under the 2000, 2008, and 2011 Plans (collectively, the “Stock Plans”) as of December 31, 2013:

	Non-vested Shares
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	953,842	$2.67
Granted	259,290	3.99
Vested	(214,082)	3.22
Forfeited	0	0
Non-vested at end of year	999,050	$2.90

The total fair value of RSAs and RSUs vested under the Stock Plans for the year ended December 31, 2013 is $871,417.

Non-Plan RSUs
RSUs granted outside the Stock Plans represent awards issued as payment for services to consultants.  The shares underlying these non-plan RSUs are unregistered.

	Non-vested Shares
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	480,000	$0.99
Granted	900,000	3.90
Vested	(496,666)	1.09
Forfeited	0	0
Non-vested at end of year	883,334	$3.90

Non-plan RSUs include 150,000 RSUs granted to consultants in November 2013 that vest over a six-month period beginning December 31, 2013.  Non-plan RSUs also include 750,000 RSUs granted in November 2013 to these same consultants as performance incentives.  These RSUs vest only upon achievement of certain market conditions, as measured based on the closing price of our common stock during a period ending on the earlier of (i) December 31, 2015 or (ii) thirty days following termination of the related consulting agreement.  Upon thirty days’ notice, the consulting agreements may be terminated and any unvested portion of the RSUs will be cancelled.

Compensation cost related to the vesting of non-plan RSUs was approximately $1,912,000, $960,000, and $29,000 for the periods ended December 31, 2013, 2012, and 2011 respectively, and is included in general and administrative expense in the table of share-based compensation expense shown above.

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

Plan-Based Options
Options for employees, including executives and non-employee directors, are generally granted under the Stock Plans.  The following table presents a summary of option activity under the Stock Plans for the year ended December 31, 2013:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	7,514,697	$3.26
Granted	258,780	3.32
Exercised	(217,181)	1.21
Forfeited	0	0
Expired	(627,086)	8.36
Outstanding at end of year	6,929,210	2.87	4.40 years	$15,433,876
Exercisable at end of year	4,780,057	$3.24	3.98 years	$10,042,794

The weighted average fair value of option shares granted during the years ended December 31, 2013, 2012, and 2011 was $2.53, $2.65, and $0.66, respectively.  The total fair value of option shares vested during the years ended December 31, 2013, 2012, and 2011, was $3,285,859, $1,404,456, and $192,959, respectively.

The fair value of options granted under the Stock Plans is estimated using the Black-Scholes option pricing model.  Generally, fair value is determined as of the grant date.  In the case of option grants to third parties, the fair value is estimated at each interim reporting date until vested.

The fair value of option grants under the Stock Plans for the years ended December 31, 2013, 2012, and 2011 respectively, was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2013	2012	2011
Expected option term 1	5 to 6 years	6 to 7 years	5 to 6 years
Expected volatility factor 2	97.9% to 103.7%	90.2% to 94.8%	92.0% to 97.7%
Risk-free interest rate 3	0.8% to 1.8%	0.8% to 1.0%	0.9% to 2.0%
Expected annual dividend yield	0%	0%	0%

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

The aggregate intrinsic value of plan-based options exercised during 2013, 2012, and 2011 was $648,433, $62,945, and $0, respectively.

Non-Plan Options and Warrants
Options and warrants granted outside the Stock Plans represent options issued as payment for services to consultants and warrants issued in connection with offerings of securities.  As of December 31, 2013, all outstanding non-plan options and warrants have been registered by us on a registration statement.  The following table presents a summary of non-plan option and warrant activity for the year ended December 31, 2013:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	2,967,911	$0.87
Granted	0	0
Exercised	(1,008,394)	0.99
Forfeited	0	0
Expired	0	0
Outstanding at end of year	1,959,517	0.81	1.96 years	$7,336,710
Exercisable at end of year	1,959,517	$0.81	1.96 years	$7,336,710

The aggregate fair value of non-plan options and warrants vested during the years ended December 31, 2013, 2012, and 2011 was $129,192, $166,668, and $470,383, respectively.

Non-plan options and warrants outstanding at December 31, 2013 and 2012 include warrants issued in connection with the sale of equity securities in various public and private placement transactions from 2009 to 2011 that represent 1,849,517 and 2,607,911 shares respectively (see Note 9).  The estimated fair value of these warrants as of December 31, 2013 and 2012 are included in shareholders’ equity in the accompanying balance sheets.

The fair value of non-plan options and warrants for the years ended December 31, 2013, 2012, and 2011, respectively, was estimated using the Black-Scholes option-pricing model at each measurement date with the following assumptions:

	Year ended December 31,
	2013	2012	2011
Expected option term 1	4 to 5 years	4 to 6 years	4 to 5 years
Expected volatility factor 2	91.5% to 104%	93.4% to 104.3%	89.4% to 100.2%
Risk-free interest rate 3	0.5% to 1.0%	0.7% to 1.0%	0.9% to 2.4%
Expected annual dividend yield	0%	0%	0%

1	The expected term was determined based on the remaining contractual life of the award on the measurement date.

2	The stock volatility for each grant is measured using the weighted average of historical daily price changes of our common stock over the most recent period equal to the expected life of the award.

3	The risk-free interest rate for periods equal to the expected term of the award is based on the U.S. Treasury yield curve in effect at the measurement date.

The aggregate intrinsic value of non-plan options and warrants exercised during 2013, 2012, and 2011 was $3,038,635, $3,831,971 and $232,269 respectively.

Options and Warrants by Price Range
The options and warrants outstanding at December 31, 2013 under all plans, including the non-plan options and warrants, have exercise price ranges, weighted average contractual lives, and weighted average exercise prices are as follows:

	Options and Warrants Outstanding			Options and Warrants Exercisable

Range of Exercise Prices	Number Outstanding at December 31, 2013	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable at December 31, 2013	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
$0.54 - $0.88	1,960,208	$0.59	2.29	1,925,030	$0.59	2.25
$0.89 - $1.88	2,708,742	$1.00	4.54	1,771,182	$1.01	4.35
$2.01 - $3.13	3,019,371	$2.81	5.21	1,972,987	$2.84	5.00
$3.15 - $5.40	404,655	$4.30	2.98	274,624	$4.35	1.14
$5.70 - $8.60	337,470	$6.74	1.10	337,470	$6.74	1.10
$9.06 - $26.75	458,281	$11.08	0.58	458,281	$11.08	0.58
	8,888,727	$2.41	3.87	6,739,574	$2.53	3.39

Upon exercise of options and warrants under all plans, we issue new shares of our common stock.   For shares issued upon exercise of warrants or equity awards granted under the Stock Plans, the shares of common stock are registered.   For shares issued upon exercise of non-plan RSU or option awards, the shares are not registered unless they have been subsequently registered by us on a registration statement.  Cash received from option and warrant exercises for the years ended December 31, 2013, 2012, and 2011, was $1,147,380, $1,381,694, and $330,938, respectively.  No tax benefit was realized for the tax deductions from exercise of the share-based payment arrangements for the years ended December 31, 2013, 2012, and 2011 as the benefits were fully offset by a valuation allowance (see Note 7).

9.  STOCK AUTHORIZATION AND ISSUANCE

Preferred Stock
We have 15,000,000 shares of preferred stock authorized for issuance at the direction of the board of directors.  As of December 31, 2013, we had no outstanding preferred stock.

On November 17, 2005, our board of directors designated 100,000 shares of authorized preferred stock as the Series E Preferred Stock in conjunction with its adoption of a Shareholder Protection Rights Agreement (Note 10).

Common Stock and Warrants
On October 4, 2012, we amended our Articles of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 shares to 150,000,000 shares, as approved by a majority vote of our shareholders on October 2, 2012.

We have filed several shelf registration statements (“Shelf”) with the SEC for purposes of providing flexibility to raise funds from the offering of various securities over a period of three years, subject to market conditions.   Securities offered under the shelf registration statements were used to fund working capital, capital expenditures, vendor purchases, and other capital needs.  Offerings made under a Shelf during 2013, 2012, and 2011 are included in the table below.  As of March 31, 2013, there were no securities available under any Shelf.

On March 13, 2014, we completed the sale of an aggregate of 2,666,666 shares of our common stock, at a price of $4.50 per share, to two accredited investors in a private placement transaction pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended.   The offering represented 2.8% of our outstanding common stock on an after-issued basis.   The aggregate net proceeds from this offering, after deduction of estimated offering costs are approximately $11.9 million.  We are obligated to file a registration statement within thirty (30) days of the closing date to register the resale of the common stock issued in the private placement transaction.  In the event that we fail to file the registration statement within the required time frame, or the registration statement ceases to be effective for any continuous period that exceeds 10 consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period or any time during the six-month anniversary of the registration date (a “Registration Default”), we shall pay the investors an amount in cash equal to 1% of the aggregate purchase price paid for each 30-day period of a Registration Default.   The maximum penalty that we may incur under this arrangement is 6% of the aggregate purchase price, or $720,000 subject to reduction for shares sold or transferred and not held at the penalty determination date.

We filed a registration statement on August 21, 2013 to register the resale of the common stock issued in the August 6, 2013 offering described below.  The registration statement became effective on September 18, 2013 (File No. 333-190769).  In the event the registration statement ceases to be effective for any continuous period that exceeds 10 consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period or any time during the six-month anniversary of the registration date (a “Registration Default”), we shall pay the investors an amount in cash equal to 1% of the aggregate purchase price paid for each 30-day period of a Registration Default.   The maximum penalty that we may incur under this arrangement is 6% of the aggregate purchase price, or $839,399 subject to reduction for shares sold or transferred and not held at the penalty determination date.  We do not believe that payment under the registration payment arrangement is probable and therefore no related liability has been recorded in the accompanying financial statements.

The following table presents a summary of equity offerings for the years ended December 31, 2013, 2012, and 2011 (in thousands, except for per share amounts)

Date	Transaction	# of Common Shares/ Units Sold (in 000’s)	Price per Share/Unit	# of Warrants Issued (in 000’s)	Exercise Price per Warrant	Net Proceeds (in 000’s) (1)	Offering as % of Out-standing Common Stock (2)
August 6, 2013	Offering to a limited number of institutional and other investors	3,681	$3.80	n/a	n/a	$13,000	4.00%
March 26, 2013	Shelf underwritten offering (4)	4,715	$3.25	n/a	n/a	$14,300	5.40%
September 19, 2012	Shelf offering to a limited number of institutional and other investors	4,382	$2.30	n/a	n/a	$9,200	5.30%
April 18, 2012	Shelf offering to a limited number of institutional and other investors	8,139	$1.05	n/a	n/a	$8,300	10.70%
September 14, 2011	Shelf offering to two institutional investors	7,800	$0.88	n/a	n/a	$6,500	11.60%
March 30, 2011	Shelf offering to a limited number of institutional and other investors (3)	3,332	$0.71	n/a	n/a	$4,100	10.20%
		2,691	$0.81	807	$0.88

(1)	After deduction of applicable underwriters’ discounts, placement agent fees, and other offering costs.
(2)	Calculated on an after-issued basis.
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

(4)	Ladenburg Thalmann Financial Services Inc. acted as underwriter for the transaction.

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

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

Our headquarters facility in Jacksonville, Florida is leased pursuant to a non-cancelable lease agreement effective June 1, 2006.   The lease term, as amended in October 2011, provides for a straight-lined monthly rental payment of approximately $23,000 through October 31, 2014 with an option for renewal.

We also lease office space in Lake Mary, Florida for our wireless design center.  The lease term, as amended in December 2013 provides for a straight-lined monthly rental payment of approximately $18,900 through May 2017 with an option for renewal.  Deferred rent is amortized as a reduction to rent expense over the respective lease term.

In addition to sales tax payable on base rental amounts, certain leases obligate us to pay pro-rated annual operating expenses for the properties.  Rent expense for properties, for the years ended December 31, 2013, 2012, and 2011, was $476,782, $515,437, and $408,070, respectively.

In addition, we lease certain equipment, primarily for research and development activities, under non-cancelable operating leases with lease terms of less than one year.  Equipment rental expense for the years ended December 31, 2013, 2012, and 2011 was $235,370, $232,659, and $188,713, respectively.

Contractual Obligations

Future minimum lease payments under all non-cancelable operating leases and capital leases that have initial or remaining terms in excess of one year as of December 31, 2013 were as follows:

Contractual obligations:	2014	2015	2016	2017	Total
Operating leases	$362,200	248,900	$248,900	$106,800	$966,800
Capital leases	$30,000	$7,500	$0	$0	$37,500

Legal Proceedings

From time to time, we are subject to legal proceedings and claims which arise in the ordinary course of our business.  We believe, based upon advice from outside legal counsel, that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ParkerVision vs. Qualcomm, Inc.
In October 2013, a jury in the United States District Court of the Middle District of Florida awarded us $172.7 million in damages for direct and indirect infringement of eleven claims of four of our patents by Qualcomm Incorporated (“Qualcomm”).  The jury also found that all eleven claims of the four patents were valid.  The jury found that we did not prove our claims of willfulness, which would have allowed the judge to enhance the jury-awarded damages.   There are a number of outstanding motions in this case including our motions for an injunction and/or, in the alternative, ongoing royalties for Qualcomm’s continued unauthorized use of our patented technology and our motion for pre and post-judgment interest.  Qualcomm also has outstanding motions requesting the judge to overturn the jury’s decisions regarding infringement, invalidity and damages and their request for a new trial.  A hearing will be held on May 1, 2014 for the parties to present arguments regarding these outstanding motions.   The court will then rule on these outstanding motions although we do not know at this time when that ruling will occur.  The amount and timing of the collection of damages from Qualcomm is dependent upon final disposition of the litigation which may include settlement discussions and/or appeals.  Following a final district court adjudication, either party has 30 days to appeal the ruling to the federal appellate court.  Qualcomm has indicated that it plans to appeal the district court decision.

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

In November 2011, as amended in April 2012, we filed a motion to dismiss Qualcomm’s Counterclaims related to inequitable conduct, aiding and abetting, and tortious interference, and a motion to strike certain of Qualcomm’s affirmative defenses.  SKGF also filed a motion to dismiss Qualcomm’s claims against them.  In November 2012, the court granted SKGF’s motion and dismissed these claims without prejudice; and furthermore, the court abated Qualcomm’s Counterclaims against SKGF such that Qualcomm was unable to file an amended Counterclaim against SKGF until such time that the court lifted the abatement.  In January 2013, the court also dismissed without prejudice and abated the aiding and abetting and tortious interference claims against us.  In February 2014, Qualcomm dismissed these counterclaims against us and SKGF.

In January 2013, the court also dismissed with prejudice two of the three theories Qualcomm asserted in support of its claims of inequitable conduct. Furthermore, Qualcomm’s affirmative defenses of inequitable conduct and unclean hands were stricken by the court. In April 2013, Qualcomm filed an amended Counterclaim which dropped the remaining claims against us that related to inequitable conduct.

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

12. RELATED-PARTY TRANSACTIONS

We paid approximately $587,000, $906,000, and $784,000, in 2013, 2012, and 2011, respectively, for patent-related legal services to a law firm, of which Robert Sterne, one of our directors since September 2006, is a partner.

On September 19, 2012 we sold 300,000 shares of our common stock to entities controlled by Messrs. Austin W. Marxe and David M. Greenhouse (“Marxe and Greenhouse Entities”) at a price of $2.30 per share in an offering off our September 2012 Shelf.  On April 18, 2012 we sold 2,857,143 shares of our common stock to Marxe and Greenhouse Entities at a price of $1.05 per share in an offering off our September 2009 Shelf.  Messrs. Marxe and Greenhouse are considered related parties under the rules of NASDAQ as they were beneficial owners of more than 5% of our outstanding stock at the time of the transactions.

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

14. FAIR VALUE MEASUREMENTS

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis included in our balance sheet at December 31, 2013 and 2012 are:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013:
Available for sale securities:
Municipal bond
mutual funds	$16,957,489	$16,957,489	$0	$0

December 31, 2012:
Available for sale securities:
Municipal bond
mutual funds	$8,041,904	$8,041,904	$0	$0

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data presented below is in thousands except for per share data:

	For the three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Revenues	$0	$0	$0	$0
Gross margin	0	0	0	0
Net loss	(6,462)	(7,127)	(6,424)	(7,859)

Basic and diluted net loss per common share	$(0.08)	$(0.08)	$(0.07)	$(0.08)

	For the three months ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012

Revenues	$0	$0	$0	$0
Gross margin	0	0	0	0
Net loss	(4,068)	(5,061)	(5,019)	(6,174)

Basic and diluted net loss per common share	$(0.06)	$(0.07)	$(0.06)	$(0.07)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.  Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our “disclosure controls and procedures,” as defined by the SEC as of December 31, 2013.

Based on such evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2013, our disclosure controls and procedures were effective.

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

Management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in  Internal Control—Integrated Framework (1992) . Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited the financial statements included in this Form 10-K, has also audited the effectiveness of our internal control over financial reporting as stated in their report which is included in Item 8.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

In accordance with and satisfaction of the requirements of Form 8-K, we include the following disclosure:

On March 17, 2014, we issued a press release announcing our results of operations and financial condition for the fourth quarter and year ended December 31, 2013.  The press release is attached hereto as Exhibit 99.1.

The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any disclosure document of the Registrant, except as shall be expressly set forth by specific reference in such document.

On March 13, 2014, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an affiliate of MSDC Management, L.P. and Falcon Fund, Ltd. (the “Investors”), pursuant to which the Company will sell to the Investors an aggregate of 2,666,666 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share (“Common Stock”), for $4.50 per Share, or gross proceeds of $11,999,997 (the “Offering”). The total number of shares that are subject to the Purchase Agreement represent 2.8% of the issued and outstanding shares of Common Stock immediately prior to the entry into the Purchase Agreement. The Company intends to use the net proceeds of the Offering for working capital purposes.  The Offering closed on the same date.

The Purchase Agreement contains customary representations and warranties and covenants of the Company.  Under the Purchase Agreement, the Company has agreed to indemnify the Investors for liabilities arising out of or relating to (i) any breach of any of the representations, warranties, covenants or agreements made by the Company in the Purchase Agreement or related documents or (ii) any action instituted against an Investor by any of the Company’s shareholders (other than shareholders who are affiliated with such Investor) with respect to the Offering, subject to certain exceptions.

In addition, under the Purchase Agreement, the Company has agreed to enter into a registration rights agreement (the “Registration Rights Agreement”) with the Investors at the closing of the Offering. Pursuant to the Registration Rights Agreement, the Company will register the Shares under the Securities Act of 1933, as amended, for resale by the Investors. The Company has committed to file the registration statement by the 30th calendar day following the closing and to cause the registration statement to become effective by the 90th calendar day following the closing (or, in the event of a “full review” by the Securities and Exchange Commission, the 120th calendar day following the closing). However, if the Company is notified by the Securities and Exchange Commission that the registration statement will not be reviewed or is no longer subject to further review and comments, the Company will cause the registration statement to become effective on the fifth trading day following such notice. The Registration Rights Agreement provides for liquidated damages upon the occurrence of certain events, including failure by the Company to the file the registration statement or cause it to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription amount paid by an Investor for the Shares affected by the event that are still held by the Investor upon the occurrence of the event, and monthly thereafter, up to a maximum of 6.0%.

The Common Stock was offered and sold solely to accredited investors on a private placement basis under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

The foregoing summaries of the Purchase Agreement and the Registration Rights Agreement are qualified in their entirety by reference to the full text of the agreements, which are attached as Exhibits 10.22 and 10.23, respectively, to this Form 10-K and are incorporated herein by reference.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission in connection with our 2014 Annual Meeting of Shareholders no later than 120 days after the end of the fiscal year covered by this report (our “2014 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our 2014 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to our 2014 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our 2014 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a) Documents filed as part of this report:

(1) Financial statements:

Balance Sheets - December 31, 2013 and 2012

Statements of Comprehensive Loss - for the years ended December 31, 2013, 2012, and 2011

Statements of Shareholders’ Equity - for the years ended December 31, 2013, 2012, and 2011

Statements of Cash Flows - for the years ended December 31, 2013, 2012, and 2011

Notes to Financial Statements - December 31, 2013, 2012, and 2011

(2) Financial statement schedules:

Schedule II – Valuation and Qualifying Accounts

Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

(3) Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 of Registration Statement No. 33-70588-A)
3.2	Amendment to Amended Articles of Incorporation dated March 6, 2000 (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1999)
3.3	Bylaws, as amended (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1998)
3.4	Amendment to Certificate of Incorporation dated July 17, 2000 (incorporated by reference from Exhibit 3.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

3.5	Certificate of Designations of the Preferences, Limitations and Relative Rights of Series E Preferred Stock (incorporated by reference from Exhibit 4.02 of Form 8-K dated November 21, 2005)
3.6	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 14, 2007)
3.7	Articles of Amendment to Articles of Incorporation, dated October 3, 2012 (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed October 4, 2012
3.8	Articles of Amendment to Articles of Incorporation, dated July 11, 2013 (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed July 12, 2013
4.1	Form of common stock certificate (incorporated by reference from Exhibit 4.1 of Registration Statement No. 33-70588-A)
4.2
Shareholder Protection Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference from Exhibit 4.01 of Form 8-K dated November 21, 2005)

4.3	Form of Rights Certificate pursuant to Shareholder Protection Rights Agreement (incorporated by reference from Exhibit 4.03 of Form 8-K dated November 21, 2005)
4.4	Form of Warrant Certificate (incorporated by reference from Exhibit 4.1 of Form 8-K dated October 28, 2010)
4.5	Form of Warrant Agreement between Registrant and American Stock Transfer and Trust Company, LLC (incorporated by reference from Exhibit 4.2 of Form 8-K dated October 28, 2010)
4.6	Form of Warrant (incorporated by reference from Exhibit 4.1 of Form 8-K dated March 25, 2011)
10.1	2000 Performance Equity Plan (incorporated by reference from Exhibit 10.11 of Registration Statement No. 333-43452) **
10.2	Form of 2002 Indemnification Agreement for Directors and Officers (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended September 30, 2002) **
10.3	Standard Form of Employee Option Agreement (incorporated by reference from Exhibit 4.11 of Annual Report on Form 10-K for the year ended December 31, 2006)**
10.4	Engineering Services Agreement, dated May 2, 2007, between Registrant and ITT Corporation (incorporated by reference from Exhibit 10.1 on Form 10-Q for the period ended June 30, 2007)***
10.5	License Agreement, dated May 2, 2007, between Registrant and ITT Corporation (incorporated by reference from Exhibit 10.2 on Form 10-Q for the period ended June 30, 2007)***
10.6	2008 Equity Incentive Plan (Non-Named Executives), as amended (incorporated by reference from Exhibit 4.1 of Form S-8 dated October 24, 2008) **

10.7	Form of Restricted Stock Unit Agreement between Registrant and Executives (incorporated by reference from Exhibit 10.6 on Form 8-K dated June 4, 2008) **
10.8	2011 Long-Term Incentive Equity Plan (incorporated by reference from Exhibit 4.1 of Form S-8 dated November 18, 2011) **
10.9	Employment Agreement between Registrant and Jeffrey Parker dated June 6, 2012 (incorporated by reference from Exhibit 10.1 on Form 8-K dated June 6, 2012) **
10.10	Employment Agreement between Registrant and Cynthia Poehlman dated June 6, 2012 (incorporated by reference from Exhibit 10.2 on Form 8-K dated June 6, 2012) **
10.11	Employment Agreement between Registrant and David Sorrells dated June 6, 2012 (incorporated by reference from Exhibit 10.3 on Form 8-K dated June 6, 2012) **
10.12	Employment Agreement between Registrant and John Stuckey dated June 6, 2012 (incorporated by reference from Exhibit 10.4 on Form 8-K dated June 6, 2012) **
10.13
Form of Securities Purchase Agreement dated March 24, 2011 between Registrant and each of the investors in the March 2011 registered direct offering (incorporated by reference from Exhibit 10.1 of Form 8-K dated March 25, 2011)

10.14
Form of Securities Purchase Agreement dated September 9, 2011 between Registrant and the purchasers identified on the signature pages thereto (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed on September 9, 2011)

10.15
Form of Securities Purchase Agreement dated April 13, 2012 between Registrant and the purchasers identified on the signature pages thereto (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed on April 13, 2012

10.16
Form of Securities Purchase Agreement dated September 14, 2012 between Registrant and the purchasers identified on the signature pages thereto (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed on September 14, 2012)

10.17	Underwriting Agreement, dated March 21, 2013, between Registrant and Ladenburg Thalmann & Co. Inc. (incorporated by reference from Exhibit 1.1 of Current Report on Form 8-K filed March 21, 2013)
10.18	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed August 2, 2013)
10.19	List of Investors (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed August 2, 2013)
10.20	Form of Registration Rights Agreement (incorporated by reference from Exhibit A to Exhibit 10.1 of Current Report on Form 8-K filed August 2, 2013)
10.21	ParkerVision, Inc. Performance Bonus Plan (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed July 12, 2013)
10.22	Form of Securities Purchase Agreement dated March 13, 2014*

10.23	Form of Registration Rights Agreement dated March 13, 2014*
23.1	Consent of PricewaterhouseCoopers LLP*
31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker*
31.2	Rule 13a-14 and 15d-14 Certification of Cynthia L. Poehlman*
32.1	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. Poehlman*
99.1	Earnings Press Release*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith
**	Management contract or compensatory plan or arrangement.
***	Portions of these exhibits have been omitted pursuant to a request for confidential treatment

SIGNATURES

Pursuant to the requirements of Section 13 of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   March 17, 2014
PARKERVISION, INC.
By:	/s/ Jeffrey L. Parker
Jeffrey L. Parker
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Jeffrey L. Parker	Chief Executive Officer and	March 17, 2014
	Jeffrey L. Parker	Chairman of the Board (Principal
Executive Officer)

By:	/s/ Cynthia L. Poehlman	Chief Financial Officer (Principal	March 17, 2014
	Cynthia L. Poehlman	Financial Officer and Principal
Accounting Officer) and Corporate

By:	/s/ David F. Sorrells	Chief Technology Officer	March 17, 2014
	David F. Sorrells	and Director

By:	/s/ William A. Hightower	Director	March 17, 2014
William A. Hightower

By:	/s/ John Metcalf	Director	March 17, 2014
John Metcalf

By:	/s/ Robert G. Sterne	Director	March 17, 2014
Robert G. Sterne

By:	/s/ Nam P. Suh	Director	March 17, 2014
Nam P. Suh

By:	/s/ Papken S. der Torossian	Director	March 17, 2014
Papken S. der Torossian

SCHEDULE II

PARKERVISION, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

Valuation Allowance for Income Taxes	Balance at Beginning of Period	Provision	Write-Offs	Balance at End of Period

Year ended December 31, 2011	$88,804,628	5,722,492	(1,934,149)	92,592,971
Year ended December 31, 2012	92,592,971	7,640,454	(2,226,498)	98,006,927
Year ended December 31, 2013	98,006,927	10,648,966	(706,055)	107,949,839

EXHIBIT INDEX

10.22	Form of Registration Rights Agreement dated March 13, 2014
10.23	Form of Securities Purchase Agreement dated March 13, 2014
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker
31.2	Rule 13a-14 and 15d-14 Certification of Cynthia L. Poehlman
32.1	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. Poehlman
99.1	Earnings Press Release
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Definition Extension Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase