Form 10-Q
period 2014-03-31
PARKERVISION INC
filed 2014-05-12
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

      (X)QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

      (   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 6, 2014,  96,718,039 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

PARKERVISION, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2014	2013
CURRENT ASSETS:
Cash and cash equivalents	$652,686	$222,697
Available for sale securities	24,683,616	16,957,489
Prepaid expenses and other	584,332	551,961
Total current assets	25,920,634	17,732,147

PROPERTY AND EQUIPMENT, net	293,371	307,385

INTANGIBLE ASSETS, net	8,439,799	8,552,432

OTHER ASSETS, net	1,683	2,576
Total assets	$34,655,487	$26,594,540

CURRENT LIABILITIES:
Accounts payable	$367,530	$1,246,470
Accrued expenses:
Salaries and wages	502,507	325,313
Professional fees	356,980	631,871
Other accrued expenses	347,659	289,031
Deferred rent, current portion	38,637	33,894
Total current liabilities	1,613,313	2,526,579

LONG-TERM LIABILITIES
Capital lease, net of current portion	0	7,290
Deferred rent, net of current portion	61,769	14,379
Total long-term liabilities	61,769	21,669
Total liabilities	1,675,082	2,548,248

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized, 96,497,603 and 93,208,471 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	964,976	932,085
Accumulated other comprehensive loss	(332)	(8,215)
Warrants outstanding	451,333	663,100
Additional paid-in capital	327,346,788	312,470,030
Accumulated deficit	(295,782,360)	(290,010,708)
Total shareholders' equity	32,980,405	24,046,292
Total liabilities and shareholders' equity	$34,655,487	$26,594,540

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013

Engineering services revenue	$0	$0
Cost of sales	0	0
Gross margin	0	0

Research and development expenses	2,264,480	2,365,474
Marketing and selling expenses	656,991	396,927
General and administrative expenses	2,872,868	3,711,817
Total operating expenses	5,794,339	6,474,218

Interest and other income	23,884	14,200
Interest expense	(1,197)	(2,154)
Total interest and other income and interest expense	22,687	12,046

Net loss	(5,771,652)	(6,462,172)

Other comprehensive income, net of tax:
Unrealized gain on available for sale securities	7,883	7,080
Other comprehensive income, net of tax	7,883	7,080

Comprehensive loss	$(5,763,769)	$(6,455,092)

Basic and diluted net loss per common share	$(0.06)	$(0.08)

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,771,652)	$(6,462,172)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	310,879	308,018
Share-based compensation	1,824,021	1,759,244
Realized loss (gain) on available for sale securities	7,883	(5,704)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(31,478)	(230,130)
Accounts payable and accrued expenses	(919,011)	(183,945)
Deferred rent	52,133	(19,971)
Total adjustments	1,244,427	1,627,512
Net cash used in operating activities	(4,527,225)	(4,834,660)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments available for sale	(11,526,127)	(14,108,394)
Proceeds from sale of investments	3,800,000	4,635,000
Payments for patent costs and other intangible assets	(158,087)	(168,613)
Purchases of property and equipment	(26,145)	(21,953)
Net cash used in investing activities	(7,910,359)	(9,663,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in public and private
offerings	11,946,365	14,308,428
Net proceeds from exercise of options and warrants	927,496	204,734
Principal payments on capital lease obligation	(6,288)	(5,415)
Net cash provided by financing activities	12,867,573	14,507,747

NET INCREASE IN CASH AND CASH EQUIVALENTS	429,989	9,127

CASH AND CASH EQUIVALENTS, beginning of period	222,697	298,227

CASH AND CASH EQUIVALENTS, end of period	$652,686	$307,354

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

We expect that revenue for 2014 will not be sufficient to cover our operational expenses for 2014, and that our expected continued losses and use of cash will be funded from available working capital.  In addition, we expect that available working capital will be used for initial production start-up costs, including test programs and production tooling, and for litigation expenses to defend our intellectual property.  Our current capital resources include cash and available for sale securities of approximately $25.3 million at March 31, 2014.  These current capital resources are sufficient to meet our working capital needs for 2014, but may not be sufficient to sustain our operations on a longer-term basis and we may require additional capital to fund our operations.

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

3.  Basis of Presentation

The accompanying unaudited financial statements for the period ended March 31, 2014 were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2013.

4.   Accounting Policies

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists thereby reducing diversity in practice. The amendments in ASU 2013-11 became effective for the Company on January 1, 2014 and did not have a material impact on the Company’s financial statements.

There have been no other changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2013.

5.   Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three months ended March 31, 2014 and 2013 were 94,005,709 and 83,347,095, respectively.

Options and warrants to purchase 8,258,094 and 10,159,596 shares of common stock were outstanding at March 31, 2014 and 2013,  respectively.  In addition, unvested restricted stock units (“RSUs”), representing 1,780,301 and 1,278,842 shares of common stock, were outstanding at March 31, 2014 and 2013, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

6.   Intangible Assets

Intangible assets consist of the following:

	March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$19,101,107	$10,665,360	$8,435,747
Prepaid licensing fees	574,000	569,948	4,052
	$19,675,107	$11,235,308	$8,439,799

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$18,943,020	$10,397,136	$8,545,884
Prepaid licensing fees	574,000	567,452	6,548
	$19,517,020	$10,964,588	$8,552,432

7.  Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2013.

The following table presents share-based compensation expense included in our statements of comprehensive loss for the three months ended March 31, 2014 and 2013, respectively:

	Three months ended
	March 31,
	2014	2013
Research and development expense	$384,075	$361,595
Sales and marketing expense	74,178	73,666
General and administrative expense	1,365,768	1,323,983
Total share-based expense	$1,824,021	$1,759,244

As of March 31, 2014, we had approximately $2.8 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of approximately  1.0 years.

For the three-month periods ended March 31, 2014 and 2013, share-based compensation expense above includes $476,000 and $621,000, respectively, recognized upon vesting of RSUs granted to consultants.  As of March 31, 2014, we have an aggregate of 33,334 time-based RSUs and 750,000 performance-based RSUs to consultants that remain unvested.  The remaining time-based RSUs will vest by May 2014.  The performance-based RSUs vest only upon achievement of certain market conditions, as measured based on the closing price of our common stock during a period ending on the earlier of (i) December 31, 2015 or (ii) thirty days following termination of the related consulting agreement.  Upon thirty days’ notice, the consulting agreements may be terminated and any unvested portion of the RSUs will be cancelled.

8.   Stock Authorization and Issuance

On March 13, 2014, we completed the sale of an aggregate of 2,666,666 shares of our common stock, at a price of $4.50 per share, to two accredited investors in a private placement transaction pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended.   The offering represented 2.8% of our outstanding common stock on an after-issued basis.   The aggregate net proceeds from this offering, after deduction of offering costs which are recorded to additional-paid-in-capital in the accompanying balance sheets, were approximately $11.9 million.  We filed a registration statement on April 7, 2014 to register the resale of the common stock issued in the private placement transaction.  The registration statement became effective on May 1, 2014 (File No. 333-195105).  In the event the registration statement ceases to be effective for any continuous period that exceeds 10 consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period or any time during the six-month anniversary of the registration date (a “Registration Default”), we shall pay the investors an amount in cash equal to 1% of the aggregate purchase price paid for each 30-day period of a Registration Default.   The maximum penalty that we may incur under this arrangement is 6% of the aggregate purchase price, or approximately $720,000 subject to reduction for shares sold or transferred and not held at the penalty determination date.  We do not believe that payment under the registration payment arrangement is probable and therefore no related liability has been recorded in the accompanying financial statements.

9. Fair Value Measurements

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis include the following as of March 31, 2014 and December 31, 2013:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014:
Available for sale securities:
Municipal bond mutual funds	$24,683,616	$24,683,616	$0	$0

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013:
Available for sale securities:
Municipal bond mutual funds	$16,957,489	$16,957,489	$0	$0

10.  Commitments and Contingencies

Legal Proceedings

From time to time, we are subject to legal proceedings and claims which arise in the ordinary course of our business.  We believe, based upon advice from outside legal counsel, that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ParkerVision vs. Qualcomm, Inc.

In October 2013, a jury in the United States District Court of the Middle District of Florida awarded us $172.7 million in damages for direct and indirect infringement of eleven claims of four of our patents by Qualcomm Incorporated (“Qualcomm”).  This award was the result of a patent infringement action filed against Qualcomm on July 20, 2011, in which we initially sought unspecified damages and injunctive relief for infringement of our patents related to radio-frequency receivers and the down-conversion of electromagnetic signals.  The jury also found that all eleven claims of the four patents were valid and that we did not prove our claims of willfulness, which would have allowed the judge to enhance the jury-awarded damages.  On May 1, 2014, a district court hearing was held on the outstanding motions in this case.  At the hearing, the court denied Qualcomm’s motion for a new trial or a judgment as a matter of law (“JMOL”) on damages.  The court also denied our motion for a new trial or a JMOL on willfulness and denied our motion for a permanent injunction.  The court has reserved ruling on Qualcomm’s motions for a new trial or JMOL on infringement and invalidity as well as our motion for ongoing royalties and pre- and post-judgment interest.  The court ordered the parties to meet with regard to an ongoing royalty rate and an agreeable interest rate for the pre- and post-judgment interest calculation.  The parties are required to report the results of the meeting to the court within 30 days.  We do not know at this time when the court will issue its final ruling on the outstanding motions.  The amount and timing of the collection of damages from Qualcomm is dependent upon final disposition of the litigation which may include settlement discussions and/or appeals.  Following a final district court adjudication, either party has 30 days to appeal the ruling to the federal appellate court.  Qualcomm has indicated that it plans to appeal the district court decision.

ParkerVision vs. Qualcomm and HTC

On May 1, 2014, we filed a complaint against Qualcomm, Qualcomm Atheros, Inc., HTC Corporation and HTC America, Inc. seeking unspecified damages and injunctive relief for infringement of seven of our patents related to RF up-conversion, systems for control of multi-mode, multi-band communications, baseband innovations including control and system calibration, and wireless protocol conversion. The complaint was filed in the United States District Court of the Middle District of Florida.

Maxtak Capital Advisors LLC vs. ParkerVision

On December 28, 2011, Maxtak Capital Advisors LLC, Maxtak Partners LP and David Greenbaum (the “Plaintiffs”) filed a complaint in the United States District Court of New Jersey against us, our chief executive officer, Jeffrey Parker and one of our directors, Robert Sterne, alleging common law fraud and negligent misrepresentation of material facts concerning the effectiveness of our technology and our success in securing customers.  The Plaintiffs are seeking unspecified damages, including attorneys’ fees and costs.  In October 2012, the court granted our motion to transfer the case to the Middle District of Florida.  In May 2013, the court denied our motion to dismiss.  Discovery is ongoing in this case.  The court recently granted a joint motion by the parties for an approximate six month extension of case deadlines.  The cut-off date for discovery is currently set for December 2, 2014 and a jury trial date is set to commence August 3, 2015.  We believe this matter is without merit, and we do not believe it is probable that this case will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations contained in this Item.  When used in this report and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “expects”, “will likely result”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements.”  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties identified in our annual report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”) and in this Item 2 of Part I of this quarterly report.  Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, reliance on our intellectual property, the outcome of our intellectual property litigation and the ability to obtain adequate financing in the future.  We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

We have a three-part growth strategy that includes intellectual property licensing and/or product ventures, intellectual property enforcement, and product and component development, manufacturing and sales.  We have launched a licensing/product venture campaign to explore licensing and joint product development opportunities with wireless communications companies that make, use or sell chipsets and/or products that incorporate RF technology.  In February 2014, we engaged the intellectual property firm of 3LP Advisors, LLC (“3LP”) to assist in managing our licensing operations.  We believe there are a number of wireless communications companies that can benefit from the use of the RF technologies we have developed, whether through a license or, in certain cases, a joint product venture that would include licensing rights.   We will pay 3LP success fees as a percentage of net proceeds received by us for licensing and licensing-related transactions.  During the first 12 months of the term of their engagement, we will also pay 3LP a monthly retainer, one-half of which will be offset against success fees earned by 3LP.

From time to time we expect to be involved in litigation in order to protect or defend our intellectual property rights.   Since 2011, we have been involved in patent infringement litigation against Qualcomm Incorporated (“Qualcomm”) for their unauthorized use of our receiver technology.   In October 2013, a jury awarded us $172.7 million in past damages for Qualcomm’s infringement of four of our patents.   We are awaiting a final district court decision in this case.  In May 2014, we filed a second patent infringement litigation action against Qualcomm, as well as their customer, HTC, for their infringement of seven patents related to different technologies of ours.  Refer to “Legal Proceedings” in Note 10 to our financial statements included in Item 8 for a complete discussion of the proceedings in this matter.  The law firm of McKool Smith is representing us in both patent litigation actions on a partial contingency basis.  We believe there are funding opportunities available to us for financing our portion of the litigation fees for the May 2014 patent infringement action in return for a contingent share of any damages awarded in the case should we determine that such financing is necessary.

Our product development and marketing efforts are focused on our RF technologies in mobile and other communications industries that use RF.  We have developed and are actively marketing a number of RF component products to industries that presently use less highly integrated semiconductors than would typically be found in mobile wireless applications.  These are applications such as industrial, infrastructure, and military devices.  In addition, we are working with VIA Telecom, Inc. on the continued development and marketing of RF integrated circuits that function with their baseband products for mobile handset customers.

Since 2005, we have generated no product or royalty revenue from our wireless technologies.  We have made significant investments in developing and protecting our technologies and products, the returns on which are dependent upon the generation of future revenues for realization.

Liquidity and Capital Resources

On March 13, 2014, we completed the sale of an aggregate of 2,666,666 shares of our common stock, at a price of $4.50 per share, to two accredited investors in a private placement transaction pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended.   The offering represented 2.8% of our outstanding common stock on an after-issued basis.   The aggregate net proceeds from this offering, after deduction of offering costs, were approximately $11.9 million and will be used for general working capital purposes.  We filed a registration statement on April 7, 2014 to register the resale of the common stock issued in the private placement transaction.  The registration statement became effective on May 1, 2014 (File No. 333-195105).

As of March 31, 2014, we had working capital of approximately $24.3 million which represented an increase of approximately $9.1 million from working capital at December 31, 2013.  This increase in working capital is a result of approximately $11.9 million in net proceeds from the March 2014 offering and approximately $0.9 million in proceeds from the exercise of stock options and warrants, less approximately $4.5 million to fund operations and approximately $0.2 million used for patents and fixed assets during the first three months of 2014.

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

We believe our current capital resources are sufficient to support our currently projected liquidity requirements through 2014 and beyond.  The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from our technologies and/or products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private financing and/or reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

Results of Operations for Each of the Three Months Ended March 31, 2014 and 2013

Revenue and Gross Margin

We had no product or royalty revenue for the three months ended March 31, 2014 and 2013.

As discussed above, in October 2013, a jury in the United States District Court in the Middle District of Florida awarded us $172.7 million in damages for infringement of four of our patents by Qualcomm.  Revenue from litigation awards, including settlements, will be recognized upon final disposition of all litigation, including rulings on the post-trial motions for an injunction or ongoing royalties discussed above and the outcome of any settlement discussions and/or appeals.  Refer to “Legal Proceedings” in note 10 for further discussion of our litigation against Qualcomm.

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

Our research and development expenses decreased approximately $101,000, or 4%, during the three months ended March 31, 2014 when compared to the same period in 2013.   This decrease is primarily due to a decrease in prototype production and materials of approximately $124,000 due to the timing of prototype fabrication runs.

We expect a significant percentage of our current working capital will continue to be invested in our research and product development activities. However, cash expenditures for research and product development activities will fluctuate on a quarter to quarter basis depending on the timing of various projects.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of marketing and sales personnel costs, including share-based compensation and travel costs, and outside professional fees.  Marketing and selling expenses increased approximately $260,000, or 66% during the three months ended March 31, 2014 when compared to the same period in 2013.  This increase is primarily due to an increase in outside professional fees of approximately $207,000 as a result of an increase in certain business development activities, including those related to licensing operations and component products.

General and Administrative Expenses

General and administrative expenses consist primarily of executive, director, finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside professional services, including litigation and other legal services.

General and administrative expenses decreased approximately $839,000, or 23%, during the three months ended March 31, 2014 when compared to the same period in 2013, primarily as a result of a decrease of approximately $860,000 in litigation fees and expenses.  Litigation fees and expenses declined following the conclusion of the patent infringement jury trial against Qualcomm in October 2013.

Net Loss and Net Loss per Common Share

Our net loss decreased approximately $690,000, or 11%, during the three months ended March 31, 2014 when compared to the same period in 2013.  This decrease is primarily the result of an $860,000 decrease in litigation expenses.  On a per share basis, our net loss decreased $0.02 per common share, or 25%, for the three months ended March 31, 2014 when compared to the same period in 2013 as a result of a $680,000 decrease in operating expenses and a 12.8% increase in the weighted average shares outstanding for the period.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of March 31, 2014, we had outstanding warrants to purchase 1,584,390 shares of common stock that were issued in connection with the sale of equity securities in various public and private placement transactions in 2010 and 2011. These warrants have exercise prices ranging from $0.54 to $0.88 per share, with a weighted average exercise price of $0.58 and a weighted average remaining contractual life of approximately 1.0 years.  The estimated fair value of these warrants of $451,333 is included in shareholders’ equity in our balance sheets.

Critical Accounting Policies

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists thereby reducing diversity in practice. The amendments in ASU 2013-11 became effective for the Company on January 1, 2014 and did not have a material impact on the Company’s financial statements.

There have been no other changes in critical accounting policies from those stated in our Annual Report.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

For the three months ended March 31, 2014, there were no material changes from the market risk information disclosed under Item 7A of Part II of our Annual Report.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2014.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 13, 2014, we sold an aggregate of 2,666,666 shares of our common stock to an affiliate of MSDC Management, L.P. and Falcon Fund, Ltd. for $4.50 per share, or gross proceeds of $11,999,997.  We did not pay any underwriting discounts or commissions in connection with the sale.  The shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506(b) and promulgated thereunder.  The sales were made solely to accredited investors without the use of any general solicitation or general advertising.  The proceeds from the sale will be used for general working capital purposes.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

On May 12, 2014, we issued a press release announcing our results of operations and financial condition for the three months ended March 31, 2014.  The press release is attached hereto as Exhibit 99.1.

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

3.6	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 14, 2007)

3.7	Articles of Amendment to Articles of Incorporation, dated October 3, 2012 (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed October 4, 2012)

3.8	Articles of Amendment to Articles of Incorporation, dated July 11, 2013 (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed July 12, 2013)

10.1	Licensing Services Agreement dated February 4, 2014 between Registrant and 3LP Advisors, LLC †

31.1	Section 302 Certification of Jeffrey L. Parker, CEO*

31.2	Section 302 Certification of Cynthia Poehlman, CFO*

32.1	Section 906 Certification*

99.1	Earnings Press Release*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith.

†Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.

Registrant

May 12, 2014	By: /s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 12, 2014	By: /s/Cynthia L. Poehlman
Cynthia L. Poehlman
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

10.
10.1	Licensing Services Agreement dated February 4, 2014 between Registrant and 3LP Advisors, LLC †
31.1	Section 302 Certification of Jeffrey L. Parker, CEO
31.2	Section 302 Certification of Cynthia Poehlman, CFO
32.1 99.1	Section 906 Certification Earnings Press Release
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed separately with the SEC.