Form 10-Q
period 2014-06-30
PARKERVISION INC
filed 2014-08-11
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

      (X)QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 4, 2014,  97,017,683 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

PARKERVISION, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2014	2013
CURRENT ASSETS:
Cash and cash equivalents	$442,333	$222,697
Available for sale securities	21,315,309	16,957,489
Prepaid expenses and other	490,970	551,961
Total current assets	22,248,612	17,732,147

PROPERTY AND EQUIPMENT, net	331,596	307,385

INTANGIBLE ASSETS, net	8,423,395	8,552,432

OTHER ASSETS, net	648	2,576
Total assets	$31,004,251	$26,594,540

CURRENT LIABILITIES:
Accounts payable	$355,723	$1,246,470
Accrued expenses:
Salaries and wages	384,265	325,313
Professional fees	684,068	631,871
Other accrued expenses	128,543	289,031
Deferred rent, current portion	38,472	33,894
Total current liabilities	1,591,071	2,526,579

LONG-TERM LIABILITIES
Capital lease, net of current portion	27,130	7,290
Deferred rent, net of current portion	71,376	14,379
Total long-term liabilities	98,506	21,669
Total liabilities	1,689,577	2,548,248

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized, 96,946,309 and 93,208,471 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	969,463	932,085
Accumulated other comprehensive loss	0	(8,215)
Warrants outstanding	355,778	663,100
Additional paid-in capital	329,613,063	312,470,030
Accumulated deficit	(301,623,630)	(290,010,708)
Total shareholders' equity	29,314,674	24,046,292
Total liabilities and shareholders' equity	$31,004,251	$26,594,540

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Engineering services revenue	$0	$0	$0	$0
Cost of sales	0	0	0	0
Gross margin	0	0	0	0

Research and development expenses	2,240,694	2,576,103	4,505,174	4,941,577
Marketing and selling expenses	788,350	426,208	1,445,341	823,135
General and administrative expenses	2,846,255	4,148,372	5,719,123	7,860,189
Total operating expenses	5,875,299	7,150,683	11,669,638	13,624,901

Interest and other income	36,366	25,433	60,250	39,633
Interest expense	(2,337)	(1,864)	(3,534)	(4,018)
Total interest and other income and interest expense	34,029	23,569	56,716	35,615

Net loss	(5,841,270)	(7,127,114)	(11,612,922)	(13,589,286)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities	332	(36,290)	8,215	(29,210)
Other comprehensive income (loss), net of tax	332	(36,290)	8,215	(29,210)

Comprehensive loss	$(5,840,938)	$(7,163,404)	$(11,604,707)	$(13,618,496)

Basic and diluted net loss per common share	$(0.06)	$(0.08)	$(0.12)	$(0.16)

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,841,270)	$(7,127,114)	$(11,612,922)	$(13,589,286)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	314,508	310,145	625,387	618,163
Share-based compensation	1,447,153	2,282,273	3,271,174	4,041,517
Loss on disposal of assets	887	126	887	126
Realized (gain) loss on available for sale securities	(1,014)	(3,085)	6,869	(8,789)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	94,397	289,707	62,919	59,577
Accounts payable and accrued expenses	(47,197)	49,652	(966,208)	(134,293)
Deferred rent	9,442	(17,320)	61,575	(37,291)
Total adjustments	1,818,176	2,911,498	3,062,603	4,539,010
Net cash used in operating activities	(4,023,094)	(4,215,616)	(8,550,319)	(9,050,276)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments available for sale	(35,347)	(22,347)	(11,561,474)	(14,130,741)
Proceeds from sale of investments	3,405,000	4,185,000	7,205,000	8,820,000
Payments for patent costs and other intangible assets	(256,323)	(141,528)	(414,410)	(310,141)
Purchases of property and equipment	(14,495)	(26,025)	(40,640)	(47,978)
Net cash provided by (used in) investing activities	3,098,835	3,995,100	(4,811,524)	(5,668,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in public and private
offerings	0	0	11,946,365	14,308,428
Net proceeds from exercise of options and warrants	728,054	243,235	1,655,550	447,969
Principal payments on capital lease obligation	(14,148)	(5,621)	(20,436)	(11,036)
Net cash provided by financing activities	713,906	237,614	13,581,479	14,745,361

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS	(210,353)	17,098	219,636	26,225

CASH AND CASH EQUIVALENTS, beginning of period	652,686	307,354	222,697	298,227

CASH AND CASH EQUIVALENTS, end of period	$442,333	$324,452	$442,333	$324,452

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

We expect that revenue, if any, for 2014 will not be sufficient to cover our operational expenses for 2014, and that our expected continued losses and use of cash will be funded from available working capital.  In addition, we expect that available working capital will be used for initial production start-up costs, including test programs and production tooling, and for litigation expenses to defend our intellectual property.  Our current capital resources include cash and available for sale securities of approximately $21.8 million at June 30, 2014.  These current capital resources are sufficient to meet our working capital needs for 2014, but may not be sufficient to sustain our operations on a longer-term basis and we may require additional capital to fund our operations.

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

3.  Basis of Presentation

The accompanying unaudited financial statements for the period ended June 30, 2014 were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three and six months ended June  30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included.

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

5.   Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three months ended June 30, 2014 and 2013 were 96,999,397 and 88,436,532, respectively.  The weighted average number of common shares outstanding for the six months ended June 30, 2014 and 2013 were 95,359,994 and 85,905,873, respectively.

Options and warrants to purchase 7,649,496 and 9,848,142 shares of common stock were outstanding at June 30, 2014 and 2013,  respectively.  In addition, unvested restricted stock units (“RSUs”), representing 1,714,825 and 950,136 shares of common stock, were outstanding at June 30, 2014 and 2013, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

6.   Intangible Assets

Intangible assets consist of the following:

	June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$19,357,430	$10,935,591	$8,421,839
Prepaid licensing fees	574,000	572,444	1,556
	$19,931,430	$11,508,035	$8,423,395

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$18,943,020	$10,397,136	$8,545,884
Prepaid licensing fees	574,000	567,452	6,548
	$19,517,020	$10,964,588	$8,552,432

7.  Share-Based Compensation

On June 17, 2014, our shareholders approved amendments to our 2011 Long-Term Equity Incentive Plan (the “2011 Plan”) including an increase to the shares authorized for issuance under the plan from 5,000,000 to 12,000,000 shares.  Upon approval of the amendments to our 2011 plan, we also amended our 2000 Performance Incentive Plan (the “2000 Plan”) such that no further awards will be granted under the 2000 Plan.

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2013.

The following table presents share-based compensation expense included in our statements of comprehensive loss for the three and six months ended June 30, 2014 and 2013, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Research and development expense	$349,409	$343,246	$733,484	$704,841
Sales and marketing expense	69,574	70,191	143,752	143,857
General and administrative expense	1,028,170	1,868,836	2,393,938	3,192,819
Total share-based expense	$1,447,153	$2,282,273	$3,271,174	$4,041,517

As of June 30, 2014, we had approximately $1.5 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of approximately  1.2 years.

For the three-month periods ended June 30, 2014 and 2013, share-based compensation expense above includes approximately $158,000 and $1,215,000, respectively, recognized upon vesting of RSUs granted to consultants.  For the six-month periods ended June 30, 2014 and 2013, share-based compensation expense above includes approximately $633,000 and $1,836,000, respectively, recognized upon vesting of RSUs granted to consultants.  As of June 30, 2014, we have an aggregate of 750,000 performance-based RSUs awarded to consultants that remain unvested.  These RSUs vest only upon achievement of certain market conditions, as measured based on the closing price of our common stock during a period ending on the earlier of (i) December 31, 2015 or (ii) thirty days following termination of the related consulting agreement.  Upon thirty days’ notice, the consulting agreements may be terminated and any unvested portion of the RSUs will be cancelled.

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

9. Fair Value Measurements

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis include the following as of June 30, 2014 and December 31, 2013:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014:
Cash and cash equivalents:
Money market funds	$83,154	$83,154	$0	$0

Available for sale securities:
Municipal bond mutual funds	$21,315,309	$21,315,309	$0	$0

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013:
Available for sale securities:
Municipal bond mutual funds	$16,957,489	$16,957,489	$0	$0

10.  Commitments and Contingencies

Legal Proceedings

From time to time, we are subject to legal proceedings and claims which arise in the ordinary course of our business, including those matters discussed below.   We believe, based on advice from our outside legal counsel, that the final disposition of such matters will not have a material adverse impact on our financial position, results of operation or liquidity.

ParkerVision vs. Qualcomm, Inc.

On July 20, 2011, we filed a patent infringement action in the United States District Court of the Middle District of Florida against Qualcomm Incorporated (“Qualcomm”) seeking unspecified damages and injunctive relief for infringement of several of our patents related to radio-frequency receivers and the down-conversion of electromagnetic signals.  Qualcomm filed a counterclaim against us alleging invalidity and unenforceability of each of our patents.  In October 2013, a jury awarded us $172.7 million in damages for Qualcomm’s direct and indirect infringement of eleven claims of four of our patents.  The jury also found that Qualcomm did not prove its claims of invalidity for any of the eleven claims of the four patents in the case, and furthermore found that we did not prove our claims of willfulness, which would have allowed enhancement of the jury-awarded damages.  On June 20, 2014, a final district court ruling was issued in which the court denied Qualcomm’s motion to overturn the jury’s verdict regarding validity of the patents but granted Qualcomm’s motion to overturn the jury’s verdict of infringement.   On June 25, 2014, we filed a notice of appeal with the court to appeal the decision of non-infringement to the U.S. Court of Appeals for the Federal Circuit.  The collection of damages from Qualcomm, if any, will be dependent upon the final disposition of this case.

ParkerVision vs. Qualcomm and HTC

On May 1, 2014, we filed a complaint against Qualcomm, Qualcomm Atheros, Inc., HTC Corporation and HTC America, Inc. seeking unspecified damages and injunctive relief for infringement of seven of our patents related to RF up-conversion, systems for control of multi-mode, multi-band communications, baseband innovations including control and system calibration, and wireless protocol conversion. The complaint was filed in the United States District Court of the Middle District of Florida and service of the complaint on the defendants is pending.

RPX and Farmwald vs. ParkerVision

In June 2014, RPX Corporation and Michael Farmwald (collectively, the “Petitioners”) filed petitions for Inter Partes review (“IPR”) with the United States Patent and Trademark Office (“USPTO”) related to three of the four patents in our July 2011 district court case against Qualcomm.  In July 2014, the Petitioners filed an additional IPR petition for the fourth patent in the July 2011 district court case against Qualcomm. The USPTO will review the petitions within six months of the filing date and determine whether or not to institute an IPR.

Maxtak Capital Advisors LLC vs. ParkerVision

On December 28, 2011, Maxtak Capital Advisors LLC, Maxtak Partners LP and David Greenbaum (the “Plaintiffs”) filed a complaint in the United States District Court of New Jersey against us, our chief executive officer, Jeffrey Parker and one of our directors, Robert Sterne, alleging common law fraud and negligent misrepresentation of material facts concerning the effectiveness of our technology and our success in securing customers.  The Plaintiffs were seeking unspecified damages, including attorneys’ fees and costs.  In October 2012, the court granted our motion to transfer the case to the Middle District of Florida where discovery commenced.

In July 2014, we conducted a demonstration of our d2p technology for the Plaintiffs.  As a result of the demonstration and the discovery conducted to date, the parties entered into a confidential resolution of this action.  In connection with the resolution, the Plaintiffs stated that they agree and acknowledge that the d2p technology works in a manner consistent with our representations during the period covered by the litigation.  The Plaintiffs further agreed and acknowledged that their allegations with regard to the efficacy of the d2p technology and all statements in their complaint attributed to or based upon the pvnotes website, Michael Farmwald, Barbara Paldus, Alfred Riddle, Steven Cripps and Joy Laskar with regard to the efficacy of our d2p technology are without merit.  The financial terms of the confidential resolution will have no impact on our financial position, results of operations or liquidity.

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

From time to time we expect to be involved in litigation in order to protect or defend our intellectual property rights.   Since 2011, we have been involved in patent infringement litigation against Qualcomm Incorporated (“Qualcomm”) for their unauthorized use of our receiver technology.   In October 2013, a jury awarded us $172.7 million in past damages for Qualcomm’s infringement of four of our patents.  In June 2014, the district court issued its final ruling overturning the jury’s infringement decision.  We have appealed this decision to the U.S. Court of Appeals.   In May 2014, we filed a second patent infringement litigation action against Qualcomm, as well as their customer, HTC, for their infringement of seven patents related to different technologies of ours.  In June 2014, RPX Corporation and Michael Farmwald filed petitions for Inter Partes review with the U.S. Patent and Trademark Office challenging the four patents in our initial Qualcomm infringement case.  Refer to “Legal Proceedings” in Note 10 to our financial statements included in Item 1 for a complete discussion of the proceedings in these matters.  Litigation is inherently uncertain, and as such, we cannot predict the ultimate outcome of these matters.  The unfavorable resolution of one or more of these matters could adversely affect our future business plans.

The law firm of McKool Smith is representing us in both Qualcomm infringement actions on a partial contingency basis.  We believe there are funding opportunities available to us for financing our portion of the litigation fees for the May 2014 patent infringement action in return for an additional contingent share of any damages awarded in the case, should we determine that such financing is prudent.  We expect to continue to incur a portion of the legal costs related to the initial Qualcomm case, including the fees and costs for appellate counsel, and legal costs to defend against the IPR actions.

Our product development and marketing efforts are focused on our RF technologies in mobile and other communications industries that use RF.  We have developed and are actively marketing a number of RF component products to industries that presently use less highly integrated semiconductors than would typically be found in mobile wireless applications.  These are applications such as industrial, infrastructure, and military devices.  In addition, we are working on the continued development and marketing of RF integrated circuits that function with VIA Telecom’s baseband products for mobile handset customers.

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

As of June 30, 2014, we had working capital of approximately $20.7 million which represented an increase of approximately $5.5 million from working capital at December 31, 2013.  This increase in working capital is a result of approximately $11.9 million in net proceeds from the March 2014 offering and approximately $1.7 million in proceeds from the exercise of stock options and warrants, less approximately $8.6 million to fund operations and approximately $0.5 million used for patents and fixed assets during the first six months of 2014.

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

Revenue generated from technology licenses and/or the sale of RF chipsets or component products, if any, in 2014 may not be sufficient to cover our operational expenses, and we expect that our continued losses and use of cash will be funded from available working capital.  In addition, we expect that available working capital will be used for initial production start-up costs, including test programs and production tooling, and for litigation expenses to defend our intellectual property.

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

Results of Operations for Each of the Three and Six Months Ended June 30, 2014 and 2013

Revenue and Gross Margin

We had no product or royalty revenue for the three and six months ended June 30, 2014 and 2013.

Revenue from litigation awards, including settlements, if any, will be recognized upon final disposition of the litigation, including the outcome of any settlement discussions and/or appeals.  Refer to “Legal Proceedings” in note 10 for further discussion of our patent infringement litigation against Qualcomm and others.

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

Our research and development expenses decreased approximately $335,000, or 13%, during the three months ended June 30, 2014 when compared to the same period in 2013.   This decrease is primarily due to a decrease in fees for outside design and development services of approximately $284,000 and a decrease in travel expenses of approximately $61,000.

Our research and development expenses decreased approximately $436,000, or 9%, during the six months ended June 30, 2014 when compared to the same period in 2013.   This decrease is primarily due to a

decrease in fees for outside design and development services of approximately $321,000, a decrease in travel expenses of approximately $69,000, and a decrease in prototype costs of approximately $61,000.

The decrease in outside design and development services and prototype costs for the three and six month periods is a result of the timing of development projects.  The decrease in travel costs for the three and six month periods is primarily the result of a decline in international travel related to development projects.  We expect a significant percentage of our current working capital will continue to be invested in our research and product development activities. However, cash expenditures for research and product development activities will fluctuate on a quarter to quarter basis depending on the timing of various projects.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of marketing and sales personnel costs, including share-based compensation and travel costs, and outside professional fees.  Marketing and selling expenses increased approximately $362,000, or 85% during the three months ended June 30, 2014 when compared to the same period in 2013.  Marketing and selling expenses increased approximately $622,000, or 76% during the six months ended June 30, 2014 when compared to the same period in 2013.  These increases are primarily due to increases in outside professional fees as a result of certain business development activities, including those related to licensing operations and component products, of approximately $316,000 and $523,000 during the three and six months ended June 30, 2014, respectively.

General and Administrative Expenses

General and administrative expenses consist primarily of executive, director, finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside professional services, including litigation and other legal services.

General and administrative expenses decreased approximately $1,302,000, or 31%, during the three months ended June 30, 2014 when compared to the same period in 2013, primarily as a result of a decrease in share-based compensation of approximately $841,000 and a decrease in litigation fees and expenses of approximately $454,000.  General and administrative expenses decreased approximately $2,141,000, or 27%, during the six months ended June 30, 2014 when compared to the same period in 2014, primarily as a result of a decrease in share-based compensation of approximately $799,000 and a decrease in litigation fees and expense of approximately $1,315,000.   The decrease in share-based compensation is primarily related to a decrease in performance-based RSUs vesting during the three and six months ended June 30, 2014 when compared to the same period in 2013.  Litigation fees and expenses declined substantially following the conclusion of the patent infringement jury trial against Qualcomm in October 2013.

Net Loss and Net Loss per Common Share

Our net loss decreased approximately $1,286,000, or 18%, during the three months ended June 30, 2014 when compared to the same period in 2013.  This decrease is primarily the result of an $835,000 decrease in share-based compensation expense and a $454,000 decrease in litigation expenses.  On a per share basis, our net loss decreased $0.02 per common share, or 25%, for the three months ended June 30, 2014 when compared to the same period in 2013 as a result of a $1,275,000 decrease in operating expenses and a 9.7% increase in the weighted average shares outstanding for the period.

Our net loss decreased approximately $1,976,000, or 15%, during the six months ended June 30, 2014 when compared to the same period in 2013.  This decrease is primarily the result of a $770,000 decrease in share-based compensation expense and a $1,315,000 decrease in litigation expenses.  On a per share basis, our net loss decreased $0.04 per common share, or 25%, for the six months ended June 30, 2014 when compared to the same period in 2013 as a result of a $1,955,000 decrease in operating expenses and an 11.0% increase in the weighted average shares outstanding for the period.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of June 30, 2014, we had outstanding warrants to purchase 1,399,204 shares of common stock that were issued in connection with the sale of equity securities in a private placement transaction in November 2010. These warrants have an exercise price of $0.54 per share and a remaining contractual life of approximately 1.4 years.  The estimated grant date fair value of these warrants of $355,778 is included in shareholders’ equity in our balance sheets.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

For the three and six months ended June 30, 2014, there were no material changes from the market risk information disclosed under Item 7A of Part II of our Annual Report.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2014.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

On August 11, 2014, we issued a press release announcing our results of operations and financial condition for the three and six months ended June 30, 2014.  The press release is attached hereto as Exhibit 99.1.

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

ParkerVision, Inc.

Registrant

August 11, 2014	By: /s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 11, 2014	By: /s/Cynthia L. Poehlman
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