Form 10-Q
period 2014-09-30
PARKERVISION INC
filed 2014-11-10
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to____________

Commission file number 000-22904

PARKERVISION, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2971472
(State or other jurisdiction of	(I.R.S. Employer Identification No)
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

As of November 4, 2014, 97,139,766 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
PARKERVISION, INC.
BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2014	2013
CURRENT ASSETS:
Cash and cash equivalents	$379,442	$222,697
Available for sale securities	16,585,234	16,957,489
Prepaid expenses and other	610,805	551,961
Total current assets	17,575,481	17,732,147

PROPERTY AND EQUIPMENT, net	515,934	307,385

INTANGIBLE ASSETS, net	8,236,083	8,552,432

OTHER ASSETS, net	1,197	2,576
Total assets	$26,328,695	$26,594,540

CURRENT LIABILITIES:
Accounts payable	$983,218	$1,246,470
Accrued expenses:
Salaries and wages	519,150	325,313
Professional fees	984,458	631,871
Other accrued expenses	129,427	289,031
Deferred rent, current portion	35,853	33,894
Total current liabilities	2,652,106	2,526,579

LONG-TERM LIABILITIES
Capital lease, net of current portion	18,782	7,290
Deferred rent, net of current portion	62,093	14,379
Total long-term liabilities	80,875	21,669
Total liabilities	2,732,981	2,548,248

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized, 97,057,683 and 93,208,471 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	970,577	932,085
Accumulated other comprehensive loss	0	(8,215)
Warrants outstanding	355,778	663,100
Additional paid-in capital	330,302,117	312,470,030
Accumulated deficit	(308,032,758)	(290,010,708)
Total shareholders' equity	23,595,714	24,046,292
Total liabilities and shareholders' equity	$26,328,695	$26,594,540

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Engineering services revenue	$0	$0	$0	$0
Cost of sales	0	0	0	0
Gross margin	0	0	0	0

Research and development expenses	1,945,365	2,511,772	6,450,539	7,453,349
Marketing and selling expenses	727,833	436,173	2,173,174	1,259,308
General and administrative expenses	3,758,950	3,495,141	9,478,073	11,355,330
Total operating expenses	6,432,148	6,443,086	18,101,786	20,067,987

Interest and other income	24,925	20,505	85,175	60,138
Interest expense	(1,905)	(1,650)	(5,439)	(5,668)
Total interest and other income and interest expense	23,020	18,855	79,736	54,470

Net loss	(6,409,128)	(6,424,231)	(18,022,050)	(20,013,517)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities	0	9,147	8,215	(20,063)
Other comprehensive income (loss), net of tax	0	9,147	8,215	(20,063)

Comprehensive loss	$(6,409,128)	$(6,415,084)	$(18,013,835)	$(20,033,580)

Basic and diluted net loss per common share	$(0.07)	$(0.07)	$(0.19)	$(0.23)

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,409,128)	$(6,424,231)	$(18,022,050)	$(20,013,517)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	318,470	311,898	943,857	930,061
Share-based compensation	690,168	1,012,331	3,961,342	5,053,848
Loss on disposal of assets	0	0	887	126
Realized loss on available for sale securities	0	9,147	6,869	358
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(120,384)	224,032	(57,465)	283,609
Accounts payable and accrued expenses	1,069,742	966,442	103,534	832,149
Deferred rent	(11,902)	(17,965)	49,673	(55,256)
Total adjustments	1,946,094	2,505,885	5,008,697	7,044,895
Net cash used in operating activities	(4,463,034)	(3,918,346)	(13,013,353)	(12,968,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments available for sale	(24,925)	(12,929,648)	(11,586,399)	(27,060,389)
Proceeds from sale of investments	4,755,000	3,620,000	11,960,000	12,440,000
Payments for patent costs and other intangible assets	(91,496)	(182,975)	(505,906)	(493,116)
Purchases of property and equipment	(224,000)	(22,338)	(264,640)	(70,316)
Net cash provided by (used in) investing activities	4,414,579	(9,514,961)	(396,945)	(15,183,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in public and private offerings	0	13,019,547	11,946,365	27,327,975
Proceeds from exercise of options and warrants	0	530,159	1,655,550	978,128
Principal payments on capital lease obligation	(14,436)	(5,835)	(34,872)	(16,871)
Net cash (used in) provided by financing activities	(14,436)	13,543,871	13,567,043	28,289,232

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS	(62,891)	110,564	156,745	136,789

CASH AND CASH EQUIVALENTS, beginning of period	442,333	324,452	222,697	298,227

CASH AND CASH EQUIVALENTS, end of period	$379,442	$435,016	$379,442	$435,016

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

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products, as well as investment in continued protection of our intellectual property including prosecution of new patents and defense of existing patents.  Our ability to generate revenues sufficient to offset costs is subject to securing product and licensing customers for our technologies, successfully supporting our customers in completing their product designs, and/or successfully protecting or defending our intellectual property.

We expect that revenue, if any, for 2014 will not be sufficient to cover our operational expenses for 2014, and that our expected continued losses and use of cash will be funded from available working capital.  In addition, we expect that a portion of available working capital will be used for litigation expenses to defend our intellectual property.  Our current capital resources include cash and available for sale securities of approximately $17.0 million at September 30, 2014.  These current capital resources may not be sufficient to support our liquidity requirements for the next twelve months and beyond without additional financing or cost containment measures that, if implemented, may jeopardize our future growth plans.  These circumstances raise substantial doubt about our ability to continue as a going concern.  We believe we may be able to meet future liquidity needs through contingent litigation or other financing, or through the issuance of equity securities, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

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

3.  Basis of Presentation

The accompanying unaudited financial statements for the period ended September 30, 2014 were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations have been included.

The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2013.

4.  Accounting Policies

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists thereby reducing diversity in practice. The amendments in ASU 2013-11 became effective for the Company on January 1, 2014 and did not have a material impact on our financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”)  to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for interim and annual periods beginning after December 15, 2016 and earlier adoption is permitted.  We are currently assessing the impact of this update on future discussions of our liquidity position in our financial statements.

There have been no other changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2013.

5.  Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three months ended September 30, 2014 and 2013 were 97,017,009 and 90,960,883, respectively.  The weighted average number of common shares outstanding for the nine months ended September 30, 2014 and 2013 were 95,918,402 and 87,609,393, respectively.

Options and warrants to purchase 7,765,232 and 9,390,058 shares of common stock were outstanding at September 30, 2014 and 2013, respectively.  In addition, unvested restricted stock units (“RSUs”), representing 2,309,901 and 960,553 shares of common stock, were outstanding at September 30, 2014 and 2013, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

6.  Intangible Assets

Intangible assets consist of the following:

	September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$19,448,926	$11,212,843	$8,236,083
Prepaid licensing fees	574,000	574,000	0
	$20,022,926	$11,786,843	$8,236,083

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$18,943,020	$10,397,136	$8,545,884
Prepaid licensing fees	574,000	567,452	6,548
	$19,517,020	$10,964,588	$8,552,432

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

The following table presents share-based compensation expense included in our statements of comprehensive loss for the three and nine months ended June 30, 2014 and 2013, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Research and development expense	$199,165	$334,937	$932,649	$1,039,778
Sales and marketing expense	42,528	70,783	186,280	214,640
General and administrative expense	448,475	606,611	2,842,413	3,799,430
Total share-based expense	$690,168	$1,012,331	$3,961,342	$5,053,848

As of September 30, 2014, we had approximately $1.5 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of approximately one year.

For the nine months ended September 30, 2014 and 2013, share-based compensation expense above includes approximately $683,000 and $1,836,000, respectively, recognized upon vesting of RSUs awarded to consultants. As of September 30, 2014, we have an aggregate of 440,000 time-based RSUs and 750,000 performance-based RSUs awarded to consultants that remain unvested. An aggregate of 480,000 time-based RSUs were awarded to a consultant in August 2014 as payment for services. The RSU vests in twelve equal monthly increments and the shares underlying the RSU are unregistered. The performance-based RSUs, awarded in November 2013, vest only upon achievement of certain market conditions, as measured based on the closing price of our common stock during a period ending on the earlier of (i) December 31, 2015 or (ii) thirty days following termination of the related consulting agreements. Upon thirty days’ notice, the consulting agreements may be terminated and any unvested portion of the time-based or performance-based RSUs will be cancelled.

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

9.  Fair Value Measurements

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis include the following as of September 30, 2014 and December 31, 2013:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014:
Available for sale securities:
Municipal bond mutual funds	$16,585,234	$16,585,234	$0	$0

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013:
Available for sale securities:
Municipal bond mutual funds	$16,957,489	$16,957,489	$0	$0

10.  Commitments and Contingencies

Legal Proceedings

From time to time, we are subject to legal proceedings and claims which arise in the ordinary course of our business.   We believe, based on advice from our outside legal counsel, that the final disposition of such matters will not have a material adverse impact on our financial position, results of operation or liquidity.   In addition, we are subject to the following legal proceedings:

ParkerVision vs. Qualcomm, Inc.
On July 20, 2011, we filed a patent infringement action in the United States District Court of the Middle District of Florida against Qualcomm Incorporated (“Qualcomm”) seeking unspecified damages and injunctive relief for infringement of several of our patents related to radio-frequency receivers and the down-conversion of electromagnetic signals.  Qualcomm filed a counterclaim against us alleging invalidity and unenforceability of each of our patents.  In October 2013, a jury awarded us $172.7 million in damages for Qualcomm’s direct and indirect infringement of eleven claims of four of our patents.  The jury also found that Qualcomm did not prove its claims of invalidity for any of the eleven claims of the four patents in the case, and furthermore found that we did not prove our claims of willfulness, which would have allowed enhancement of the jury-awarded damages.  On June 20, 2014, a final district court ruling was issued in which the court denied Qualcomm’s motion to overturn the jury’s verdict regarding validity of the patents but granted Qualcomm’s motion to overturn the jury’s verdict of infringement.   On June 25, 2014, we filed a notice of appeal with the court to appeal the decision of non-infringement to the U.S. Court of Appeals for the Federal Circuit.  We filed our opening brief with the appellate court on September 15, 2014 and Qualcomm’s response and opening brief is due to be filed by November 20, 2014.  No date has yet been set for a hearing by the U.S. Court of Appeals. The collection of damages from Qualcomm in this action, if any, will be dependent upon the final disposition of this case.

ParkerVision vs. Qualcomm, HTC, and Samsung
On May 1, 2014, we filed a complaint in the United States District Court of the Middle District of Florida against Qualcomm, Qualcomm Atheros, Inc., HTC Corporation and HTC America, Inc. seeking unspecified damages and injunctive relief for infringement of seven of our patents related to RF up-conversion, systems for control of multi-mode, multi-band communications, baseband innovations including control and system calibration, and wireless protocol conversion. On August 21, 2014, we amended our complaint adding Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Telecommunications America, LLC (collectively, “Samsung”) as defendants as well as four additional patents to this case.  The parties are required to file a case management report with the court by December 8, 2014.

RPX and Farmwald vs. ParkerVision
In June 2014, RPX Corporation and Michael Farmwald (collectively, the “Petitioners”) filed petitions for Inter Partes review (“IPR”) with the Patent Trial and Appeal Board of the United States Patent and Trademark Office (“PTAB”) seeking to invalidate certain claims related to three of the four patents in our July 2011 district court case against Qualcomm.  In July 2014, the Petitioners filed an additional IPR petition seeking to invalidate certain claims of the fourth patent in the July 2011 district court case against Qualcomm.  On September 24, 2014 and October 10, 2014, we filed our preliminary responses to these petitions with the PTAB.  The PTAB will make a determination as to whether or not to institute IPRs within three months of the dates on which we filed our responses.

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

From time to time we expect to be involved in litigation in order to protect or defend our intellectual property rights.   Since 2011, we have been involved in patent infringement litigation against Qualcomm Incorporated (“Qualcomm”) for their unauthorized use of our receiver technology.   In October 2013, a jury awarded us $172.7 million in past damages for Qualcomm’s infringement of four of our patents.  In June 2014, the district court issued its final ruling overturning the jury’s infringement decision.  We have appealed this decision to the U.S. Court of Appeals.   In May 2014, we filed a second patent infringement litigation action against Qualcomm, as well as their customer, HTC, for their infringement of seven patents related to different technologies of ours.  We amended this action in August 2014 to include Samsung as a defendant and to add four patents to our infringement claims.  In June 2014, RPX Corporation and Michael Farmwald filed petitions for Inter Partes review (“IPR”) with the U.S. Patent and Trademark Office challenging the four patents in our initial Qualcomm infringement case.  Refer to “Legal Proceedings” in Note 10 to our financial statements included in Item 1 for a complete discussion of the proceedings in these matters.  Litigation is inherently uncertain, and as such, we cannot predict the ultimate outcome of these matters or, in the case of our patent infringement litigations, the amount of the recovery, if any.  The unfavorable resolution of one or more of these matters could adversely affect our future business plans.

The law firm of McKool Smith is representing us in both Qualcomm infringement actions on a partial contingency basis.  We are exploring funding opportunities for contingent financing of our portion of the litigation fees and expenses for the May 2014 patent infringement action.

Our product development and marketing efforts are focused on our RF technologies in mobile and other communications industries that use RF.  We have developed and are actively marketing RF component products to industries that presently use less highly integrated semiconductors than would typically be found in mobile wireless applications.  These are applications such as industrial, infrastructure, and military devices.  We anticipate initial shipments of component products by the first quarter of 2015.

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

As of September 30, 2014, we had working capital of approximately $14.9 million which represented a decrease of approximately $0.3 million from working capital at December 31, 2013.  This decrease in working capital is a result the use of approximately $13.0 million to fund operations and approximately $0.8 million used for patents and fixed assets during the first nine months of 2014, offset by approximately $11.9 million in net proceeds from the March 2014 offering and approximately $1.7 million in proceeds from the exercise of stock options and warrants during the first nine months of 2014.

Our future business plans call for continued investment in sales, marketing, customer support and product development for our technologies and products, as well as investment in continued protection of our intellectual property including prosecution of new patents and defense of existing patents.  Our ability to generate revenues sufficient to offset costs is subject to securing product and licensing customers for our technologies, successfully supporting our customers in completing their product designs, and/or successfully protecting or defending our intellectual property.

Revenue generated from technology licenses and/or the sale of RF products in 2014, if any, will not be sufficient to cover our operational expenses, and we expect that our continued losses and use of cash will be funded from available working capital.  In addition, we expect that a portion of available working capital will be used for litigation expenses to protect and defend our intellectual property.

We believe our current capital resources are sufficient to support our currently projected liquidity requirements through 2014, however, these resources may not be sufficient to support our liquidity requirements for the next twelve months and beyond without further cost containment measures that, if implemented, may jeopardize our future growth plans  We believe we may be able to meet future liquidity needs through contingent litigation or other financing, or through the issuance of equity securities in public offerings or private placements, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from our intellectual property, technologies and/or products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private financing and/or reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

Results of Operations for Each of the Three and Nine Months Ended September 30, 2014 and 2013

Revenue and Gross Margin
We had no product or royalty revenue for the three and nine months ended September 30, 2014 and 2013.

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

Our research and development expenses decreased approximately $566,000, or 23%, during the three months ended September 30, 2014 when compared to the same period in 2013.   This decrease is primarily due to a decrease in outside professional fees of approximately $381,000 and a decrease in employee share-based compensation expense of approximately $136,000.

Our research and development expenses decreased approximately $1,003,000, or 13%, during the nine months ended September 30, 2014 when compared to the same period in 2013.   This decrease is primarily due to a decrease in outside professional fees of approximately $729,000 and a decrease in employee share-based compensation expense of approximately $107,000.

The decrease in outside professional fees for the three and nine-month periods is a result of the decrease in fees for outside design and development services as well as a decrease in maintenance fees related to our patent portfolio due to the timing of payment and amortization of those fees.  The decrease in employee share-based compensation expense for the three and nine-month periods is a result of expense attribution for long-term equity incentive awards granted to engineering executives in prior years.

We expect a significant percentage of our current working capital will continue to be invested in our research and product development activities. However, cash expenditures for research and product development activities will fluctuate on a quarter to quarter basis depending on the timing of various projects.

Marketing and Selling Expenses
Marketing and selling expenses consist primarily of marketing and sales personnel costs, including share-based compensation and travel costs, and outside professional fees.  Marketing and selling expenses increased approximately $292,000, or 67% during the three months ended September 30, 2014 when compared to the same period in 2013.  Marketing and selling expenses increased approximately $914,000, or 73% during the nine months ended September 30, 2014 when compared to the same period in 2013.  These increases are primarily due to increases in outside professional fees as a result of certain business development activities, including those related to licensing operations and component products, of approximately $298,000 and $820,000 during the three and nine months ended September 30, 2014, respectively.  Our fees related to licensing operations include a monthly retainer payable to 3LP from February 2014 through January 2015 under our current agreement with them.

General and Administrative Expenses
General and administrative expenses consist primarily of executive, director, finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside professional services, including litigation and other legal services.

General and administrative expenses increased approximately $264,000, or 8%, during the three months ended September 30, 2014 when compared to the same period in 2013, primarily as a result of an increase in outside professional fees of approximately $330,000 partially offset by a decrease in share-based compensation expense of approximately $158,000.  The increase in outside professional fees for the three month period is a result of increased legal fees related to our IPR defense, offset somewhat by a decrease in fees related to patent infringement litigation following the conclusion of the Qualcomm trial in October 2013.  The decrease in share-based compensation expense is the result of expense attribution related to executive long-term equity incentive awards from prior years.

General and administrative expenses decreased approximately $1,877,000, or 17%, during the nine months ended September 30, 2014 when compared to the same period in 2013, primarily as a result of a decrease in outside professional fees of approximately $1,078,000 and a decrease in share-based compensation expense of approximately $957,000. The decrease in outside professional fees for the nine month period in 2014 compared to 2013 is a result of decreased legal fees and expenses following the conclusion of the Qualcomm trial in 2013 offset somewhat by increased fees related to our IPR defense. The decrease in share-based compensation expense is the result of a decrease in the number of shares vested from performance-based restricted stock units (“RSUs”) awarded to third-parties in 2014 when compared to 2013, offset by compensation expense related to outside director equity awards.

Net Loss and Net Loss per Common Share
Our net loss decreased approximately $15,000, or less than 1%, during the three months ended September 30, 2014 when compared to the same period in 2013.  On a per share basis, our net loss remained the same for the three months ended September 30, 2014 when compared to the same period in 2013.

Our net loss decreased approximately $1,991,000, or 10%, during the nine months ended September 30, 2014 when compared to the same period in 2013.  This decrease is primarily the result of a $1,093,000 decrease in share-based compensation expense and a $990,000 decrease in outside professional fees, primarily litigation-related.  On a per share basis, our net loss decreased $0.04 per common share, or 17%, for the nine months ended September 30, 2014 when compared to the same period in 2013 as a result of a $1,966,000 decrease in operating expenses and an 9.0% increase in the weighted average shares outstanding for the period.

Off-Balance Sheet Transactions, Arrangements and Other Relationships
As of September 30, 2014, we had outstanding warrants to purchase 1,399,204 shares of common stock that were issued in connection with the sale of equity securities in a private placement transaction in November 2010. These warrants have an exercise price of $0.54 per share and a remaining contractual life of approximately one year.  The estimated grant date fair value of these warrants of $355,778 is included in shareholders’ equity in our balance sheets.

Contractual Obligations
There have been no material changes in our contractual obligations as set forth in our Annual Report.

Critical Accounting Policies
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists thereby reducing diversity in practice. The amendments in ASU 2013-11 became effective on January 1, 2014 and did not have a material impact on our financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”)  to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for interim and annual periods beginning after December 15, 2016 and earlier adoption is permitted.  We are currently assessing the impact of this update on our financial statements disclosures.

There have been no other changes in critical accounting policies from those stated in our Annual Report.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

For the three and nine months ended September 30, 2014, there were no material changes from the market risk information disclosed under Item 7A of Part II of our Annual Report.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of September 30, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2014.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 27, 2014, we issued an aggregate of 480,000 RSUs to a consultant as payment for services.  These RSUs vest in equal monthly installments over a twelve month period beginning September 1, 2014.  Each RSU represents the right to receive one share of our common stock upon vesting of the RSU.  Upon thirty days’ notice, the consulting agreements may be terminated and any unvested portion of the RSUs will be cancelled. As of September 30, 2014, an aggregate of 40,000 RSUs have vested and a total of $49,600 has been recognized in share-based compensation expense.

The RSUs were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the vendor is a sophisticated investor, with such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment.  Refer to Note 8 included in our annual report for a complete discussion of the valuation and terms of these RSUs.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

On November 10, 2014, we issued a press release announcing our results of operations and financial condition for the three and nine months ended September 30, 2014.  The press release is attached hereto as Exhibit 99.1.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc. Registrant

November 10, 2014	By:	/s/ Jeffrey L. Parker
Jeffrey L. Parker Chairman and Chief Executive Officer (Principal Executive Officer)

November 10, 2014	By:	/s/ Cynthia L. Poehlman
Cynthia L. Poehlman Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Section 302 Certification of Jeffrey L. Parker, CEO
31.2	Section 302 Certification of Cynthia Poehlman, CFO
32.1	Section 906 Certification
99.1	Earnings Press Release
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase