Form 10-K
period 2014-12-31
PARKERVISION INC
filed 2015-03-16
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)	(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).   Yes (  ) No (X)

As of June 30, 2014, the aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant was approximately $120,989,335 (based upon $1.48 share closing price on that date, as reported by NASDAQ).

As of March 11, 2015,  97,555,516 shares of the Issuer's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Shareholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III (Items 10, 11, 12, 13, and 14) of this report.

INTRODUCTORY NOTE

Unless the context otherwise requires, in this Annual Report on Form 10-K (“Annual Report”), “we”, “us”, “our” and the “Company” mean ParkerVision, Inc.

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  When used in this Annual Report and in future filings by the Company with the Securities and Exchange Commission (“SEC”), the words or phrases “will likely result”, “management expects”, “we expect”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify such “forward-looking statements.”   Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties set forth in this Annual Report under the heading “Item 1A. Risk Factors” and in our other periodic reports.  Examples of such risks and uncertainties include general economic and business conditions, the outcome of litigation, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, reliance on our intellectual property, and the ability to obtain adequate financing in the future. We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

PART I

Item 1.  Business.

We were incorporated under the laws of the state of Florida on August 22, 1989.  We are in the business of innovating fundamental wireless technologies.   We design, develop and market our proprietary radio frequency (“RF”) technologies and products for use in semiconductor circuits for wireless communication products.  We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States (“U.S.”) and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.

Based on the manner in which our management views and evaluates our operations, we have determined that our business currently operates under a single segment.  Refer to our financial statements in Item 8 of this Annual Report for financial data including net losses from operations and total assets.

Recent Developments

Litigation Funding Agreement

In December 2014, we entered into a funding agreement with 1624 PV, LLC (“1624”), an affiliate of 1624 LLC, a litigation investment firm, whereby 1624 committed to fund up to $7 million for legal fees and expenses for specified future patent infringement litigation.  We will reimburse and compensate 1624 from the proceeds resulting from these actions.  In addition, 1624 may receive a portion of our proceeds from other patent litigation, licensing and patent-related monetization activities.  1624’s compensation is subject to a maximum which is determined as a multiple of the funds provided by 1624 under this agreement.   We have not yet filed any patent infringement actions covered by this agreement.

Sale of Warrants

In December 2014, we also entered into an agreement for the sale of warrants to 1624 for an aggregate price of $1.3 million.  This transaction closed on January 15, 2015 at which time we issued three warrants to 1624, each for the purchase of up to 1,884,058 shares of our common stock at exercise prices of $1.50, $2.50 and $3.50 per share, respectively.   The warrants are exercisable through January 15, 2018.   If the warrants are fully exercised in the future, we will receive aggregate exercise proceeds of approximately $14.1 million.  We expect to file a registration statement with the SEC promptly after filing this report to cover the resale of all of the shares of common stock issuable upon exercise of the warrants.

Inter Partes Review

In 2014, RPX Corporation and Michael Farmwald filed petitions for Inter Partes review (“IPR”) with the Patent Trial and Appeal Board of the United States Patent and Trademark Office (“PTAB”) seeking to invalidate certain claims related to four of our patents.  On December 18, 2014, the PTAB issued a decision to institute trial on certain claims included in three of the four IPR petitions and denied institution on one challenged claim.  On January 8, 2015, the PTAB denied institution of trial for the fourth IPR petition.  Refer to “Legal Proceedings” in Note 11 to our financial statements included in Item 8 for a complete discussion of our IPR proceedings.

General Development of Business

Our business has been primarily focused on the development, marketing and legal enforcement of our RF technologies for mobile and other wireless applications.  Our technologies represent among other things, unique, proprietary methods for processing RF waveforms in wireless applications.  Our technologies apply to both transmit and receive functions of transmitters, receivers, and transceivers as well as other related RF communications functions.  A portion of our transmit technology is marketed as Direct2Power™, or d2p™, and enables the transformation of a baseband data signal to an RF carrier waveform, at the desired power output level, in a single unified operation.  A portion of our receiver technology is marketed as Direct2Data™, or d2d™, and enables the direct conversion of an RF carrier to a baseband data signal.  We have developed these and a number of additional innovations which are protected by the intellectual property we have secured in various patent families for RF and related functions in RF-based communications.

Strategy

We have a three-part growth strategy for commercializing our innovations that includes intellectual property licensing and/or product ventures, intellectual property enforcement, and product and component development, manufacturing and sales.

•

Intellectual Property Licensing and Product Ventures.  In 2014, we launched a licensing/product venture campaign to explore licensing and joint product development opportunities with wireless communications companies that make, use or sell chipsets and/or products that incorporate RF.  We believe there are a number of communications companies that can benefit from the use of the RF technologies we have developed, whether through a license or, in certain cases, a joint product venture that may include licensing rights.  We have engaged 3LP Advisors, LLC (“3LP”) under a licensing services agreement for the management of our licensing operation, largely on a commission basis.

•

Intellectual Property Enforcement.    We are also involved in litigation against others in order to protect and defend our intellectual property rights.   We are currently involved in two patent infringement cases against Qualcomm Incorporated (“Qualcomm”) for their unauthorized use of certain of our patents.  One case was filed in July 2011 and is currently on appeal.  The second case was served in August 2014 against Qualcomm and certain of its customers with a trial date currently scheduled for August 2016.   Refer to “Legal Proceedings” in Note 11 to our financial statements included in Item 8 for a complete discussion of the proceedings in this matter.

•

Product and Component Sales.  Our product development and marketing efforts are focused on our RF technologies in communications industries that do not use highly integrated semiconductors, such as infrastructure, industrial and military applications.  In 2014, we established a network of sales representatives throughout the U.S. and Asia and also initiated production of component products in order to provide inventory to support our sales efforts.

Since 2005, we have generated no royalty or product revenue from our RF technologies.  Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully enforce and defend our intellectual property rights, secure new product and/or licensing customers for our technologies, and successfully support those customers in completing their product designs.

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

Products and Services

In order to utilize RF technology in a mobile handset or certain other wireless application, RF chipsets must interface with the baseband processor that generates the data to be transmitted and/or received.  The development of the interface between the baseband processor and RF chipsets requires a cooperative effort with the baseband provider.

We have designed RF chipsets to interface specifically with baseband processors produced by VIA-Telecom, Inc. (“VIA”), a CDMA baseband provider.  We have worked with VIA since 2009 on the joint development of reference platforms that incorporate our products and VIA baseband processors without the exchange of intellectual property rights.  We also worked with VIA to co-develop a sample 3G mobile handset which verified our technology in a working implementation and tested our technology’s performance.  The results of these efforts were utilized to market our product to VIA’s customers.  Since 2010, we have modified our circuit layout and packaging to meet design requirements of specific VIA’s customers.   In 2013, we entered into a formal development agreement with VIA whereby we would compensate VIA for the resources required for their development and ongoing support and maintenance of the custom interfaces between our products for a specific customer.   Pursuant to the agreement, VIA completed the development of the custom interface for certain of its baseband processors.  In 2014, we terminated our formal development agreement with VIA prior to VIA’s completion of the interface to its latest model baseband processor due to the uncertainty of the specific customer’s future use of the VIA baseband in its products.

We anticipate our future business will include licensing of our intellectual property, the joint development and/or sale of integrated circuits based on our technology for incorporation into wireless devices designed and manufactured by our customers, and the sale of products and components developed and manufactured by us.  In addition, from time to time, we may provide engineering consulting and design services to our customers, for a negotiated fee, to assist them in developing prototypes and/or products incorporating our technologies.  Our technology is capable of being incorporated for any of the mobile handset standards, as well as numerous other communications protocols such as WiFi, Bluetooth, Zigbee, and GPS.   By pursuing both licensing and product opportunities, we believe our technologies can be deployed in multiple markets that incorporate RF transmitters, receivers, and/or transceivers, including mobile handsets, tablets, femtocells, machine-to-machine, RF identification and infrastructure, among others.    In order to secure proper compensation for the unauthorized use of our technologies by others, our licensing efforts also include enforcement actions against parties in these markets who we believe have already deployed products that infringe certain of our patented technologies.

Competitive Position

We operate in a highly competitive industry against companies with substantially greater financial, technical, and sales and marketing resources.   Our technologies face competition from incumbent providers of transceivers, such as Broadcom, Fujitsu, Intel, MediaTek, NVidia, Qualcomm, STMicroelectronics,  Marvell, Texas Instruments, and others, as well as incumbent providers of power amplifiers, including companies such as Anadigics, Qorvo, and Skyworks, among others.   Each of our competitors, however, also has the potential of becoming a licensing or product customer for our technologies.  Competition in our industry is generally based on price and technological performance.

To date, we are unaware of any competing or emerging RF technologies that provide all the simultaneous benefits that certain of our technologies enable. Our unique technologies process RF carriers in a more optimal manner than prior traditional technologies, thereby allowing the creation of handsets and other products that have extended battery life, lower operating temperatures, more easily incorporate multiple air interface standards and frequencies in smaller form factors, improve operational performance, and reduce manufacturing costs.   One or more of these benefits enable some of the key features that can be found in high volume wireless products.  Our technologies provide such attractive benefits, in part, because of their unique operational and/or circuit architectures.  The benefits our technologies enable include highly accurate transmission and reception of RF carriers that use less power than traditional architectures and components, thereby extending battery life, reducing heat and enabling certain size, cost, performance, and packaging advantages.

We believe the most significant hurdle to the licensing and/or sale of our technologies and products is the widespread use of certain of our technologies in infringing products produced by companies with significantly greater financial, technical and sales and marketing resources.  In some cases, the disruptive nature of our technologies, the required integration of our technologies with other sub-systems in semiconductor systems on-chip, and our lack of tenure in the markets we are targeting provide further hurdles to adoption.  We believe we can gain adoption and/or secure licensing agreements with unauthorized current users of one or more of our technologies, and therefore compete, based on a solid and defensible patent portfolio and the advantages enabled by our unique circuit architectures.  Our circuit architectures are capable of being compliant with all current mobile phone and numerous other wireless industry standards and can be configured to accept all standard baseband data interfaces with the cooperation of the baseband processor providers.  In addition, we believe that one or more of our technology’s abilities to provide improved power efficiencies, highly accurate RF carrier waveforms, reduced cost, smaller form factors and better manufacturing yields, provides a sought-after solution to existing problems in applications for 3G,  4G, and next-generation mobile wireless standards, as well as in other applications where we believe our technologies can provide an attractive solution.

Production and Supply

In 2014, we initiated production of certain component products in order to provide inventory to support our sales efforts.  The integrated circuits which incorporate our RF technologies are produced through fabrication relationships with IBM Microelectronics (“IBM”) using a silicon germanium process and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) using a CMOS semiconductor process.  We believe IBM and TSMC have sufficient capacity to meet our foreseeable needs.  In addition, our integrated circuits have been and can be produced using different materials and processes, if necessary, to satisfy capacity requirements and/or customer preferences.   In instances where our customer licenses our intellectual property, the production capacity risk shifts to that customer.

Patents and Trademarks

We consider our intellectual property, including patents, patent applications, trademarks, and trade secrets to be significant to our competitive positioning.   We have a program to file applications for and obtain patents, copyrights, and trademarks in the U.S. and in selected foreign countries where we believe filing for such protection is appropriate to establish and maintain our proprietary rights in our technology and products.  As of December 31, 2014, we had 179 U.S. and 88 foreign patents related to our RF technologies.  In addition, we have approximately 45 U.S. and foreign patent applications pending.  We estimate the economic lives of our patents to be fifteen to twenty years and our current portfolio of issued patents have expirations ranging from 2018 to 2032.

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

Research and Development

For the years ended December 31, 2014, 2013, and 2012 we spent approximately $8.5 million, $10.4 million, and $8.4 million, respectively, on Company-sponsored research and development activities.  Our research and development efforts have been, and are expected to continue to be, devoted to the development and advancement of RF technologies, including the development of prototype integrated circuits for proof of concept purposes, the development of production-ready silicon samples and reference designs for specific applications, and the creation of test programs for quality control testing of our chipsets.

Employees

As of December 31, 2014, we had 47 full-time and 2 part-time employees, of which 30 are employed in engineering research and development, 6 in sales and marketing, and 13 in executive management, finance and administration.  Our employees are not represented by a labor union.  We consider our employee relations satisfactory.

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

Corporate Website

We webcast our earnings calls and certain events we participate in or host with members of the investment community in the investor relations section of our website.  Additionally, we announce investor information, including news and commentary about our business, financial performance and related matters, SEC filings, notices of investor events, and our press and earnings releases, in the investor relations section of our website (http://ir.parkervision.com).  Investors and others can receive notifications of new information posted in the investor relations section in real time by signing up for email alerts and/or RSS feeds.  Further corporate governance information, including our governance guidelines, board committee charters, and code of conduct, is also available in the investor relations section of our website under the heading “Corporate Governance.”  The content of our website is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

Our independent registered certified public accounting firm has included in their audit opinion on our financial statements as of and for the year ended December 31, 2014 a statement with respect to substantial doubt regarding our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.  The substantial doubt as to our ability to continue as a going concern may adversely affect our ability to negotiate reasonable terms with our suppliers and may adversely affect our ability to raise additional capital in the future.

We have had a history of losses which may ultimately compromise our ability to implement our business plan and continue in operation.

We have had losses in each year since our inception in 1989, and continue to have an accumulated deficit which, at December 31, 2014, was approximately $313.6 million.  The net loss for 2014 was approximately $23.6 million.  To date, our technologies and products have not produced revenues sufficient to cover operating, research and development and overhead costs.  We will continue to make expenditures on patent protection and enforcement, research and development, marketing, and general operations in order to secure and fulfill any contracts that we achieve for the sale of our products or technologies.  We expect that our revenues in 2015 will not bring the Company to profitability and our current capital resources will not be sufficient to sustain our operations through 2015.  If we are not able to generate sufficient revenues or obtain sufficient capital resources, we will not be able to implement our business plan and investors will suffer a loss in their investment.  This may also result in a change in our business strategies.

We expect to need additional capital in the future.  Failure to raise such additional capital may prevent us from implementing our business plan as currently formulated.

Because we have had net losses and, to date, have not generated positive cash flow from operations, we have funded our operating losses from the sale of equity securities from time to time.  We anticipate that our business plan will continue to require significant expenditures for patent protection and enforcement, research and development, marketing, and general operations.  Furthermore, we expect that the implementation of significant cost reduction measures in order to reduce our cash needs may jeopardize our operations and future growth plans.  Our current capital resources include cash and available-for-sale securities of $11.2 million at December 31, 2014 and $1.3 million in net proceeds from our January 2015 sale of warrants.  In addition, we have a $7 million litigation funding commitment from a third-party; however, this funding is for specified use in future, not existing, patent enforcement actions.  These capital resources will not be sufficient to meet our working capital needs for 2015 and we will require additional capital to fund our operations.  Financing, if any, may be in the form of debt, contingent fee arrangements, or additional sales of equity securities, including common or preferred stock.   The incurrence of debt or the sale of preferred stock may result in the imposition of operational limitations and other covenants and payment obligations, any of which may be burdensome to us. Contingent fee arrangements may result in a significant reduction in net earnings from litigation and/or licensing activities.  The sale of equity securities, including common or preferred stock, may result in dilution to the current shareholders’ ownership.  The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from patent enforcement actions or the sale or license of our products or technologies, additional funding, reducing expenses or a combination of the foregoing.  The failure to generate sufficient revenues, raise capital or reduce expenses will have a material adverse effect on our ability to achieve our long-term business objectives.

If our patents and intellectual property rights do not provide us with the anticipated market protections, our competitive position, business, and prospects will be impaired.

We rely on our intellectual property rights, including patents and patent applications, to provide competitive advantage and protect us from theft of our intellectual property.  We believe that our patents are for entirely new technologies and that our patents are valid, enforceable and valuable.  However, third parties have made claims of invalidity with respect to certain of our patents and other similar claims may be brought in the future.  If our patents are shown not to be as broad as currently believed, or are otherwise challenged such that some or all of the protection is lost, we will suffer adverse effects from the loss of competitive advantage and our ability to offer unique products and technologies.  As a result, there would be an adverse impact on our financial condition and business prospects.  Furthermore, defending against challenges to our patents may give rise to material costs for defense and divert resources away from our other activities.

Our litigation can be time-consuming, costly and we cannot anticipate the results.

Since 2011, we have spent a significant amount of our financial and management resources to pursue patent infringement litigation against third parties.  We believe this litigation, and others that we may in the future determine to pursue, could continue to consume management and financial resources for long periods of time.  There can be no assurance that our current or future litigation matters will ultimately result in a favorable outcome for us.  In addition, even if we obtain favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the matter.  Unfavorable outcomes could result in exhaustion of our financial resources and could otherwise hinder our ability to pursue licensing and/or product opportunities for our technologies which would have a material adverse impact on our financial condition, results of operations, cash flows, and business prospects.  Furthermore, any litigation-based awards collected will be subject to contingency payments to legal counsel and/or funding parties which will reduce the amount retained by us.

We are subject to outside influences beyond our control, including new legislation that could adversely affect our licensing and enforcement activities and have an adverse impact on the execution of our business plan.

Our licensing and enforcement activities are subject to numerous risks from outside influences, including new legislation, regulations and rules related to obtaining or enforcing patents.  For instance, the U.S. recently enacted sweeping changes to the U.S. patent system including changes that transition the U.S. from a “first-to-invent” to a “first to file” system and that alter the processes for challenging issued patents.  To the extent that we are unable to secure patent protection for our future technologies and/or our current patents are challenged such that some or all of our protection is lost, we will suffer adverse effects to our ability to offer unique products and technologies.  As a result, there would be an adverse impact on our financial position, results of operations and cash flows and our ability to execute our business plan.

Our industry is subject to rapid technological changes which if we are unable to match or surpass, will result in a loss of competitive advantage and market opportunity.

Because of the rapid technological development that regularly occurs in the wireless technology industry, we must continually devote substantial resources to developing and improving our technology and introducing new product offerings.  For example, in fiscal years 2014 and 2013, we spent approximately $8.5 million and $10.4 million, respectively, on research and development and, we expect to continue to spend a significant amount in this area in the future. These efforts and expenditures are necessary to establish market share and, ultimately, to generate revenues. If another company offers better products or technologies, a competitive position or market window opportunity may be lost, and therefore our revenues or revenue potential may be adversely affected.

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

At December 31, 2014, we had 97,183,433 shares of common stock outstanding and had 9,880,352 options, warrants, and restricted share units (“RSU”) outstanding for the purchase and/or issuance of additional shares of common stock.  Of these outstanding equity instruments,  7,209,938 were exercisable as of December 31, 2014.  The majority of the shares of common stock underlying these securities is registered for sale to the holder or for public resale by the holder.  The amount of common stock available for the sales may have an adverse impact on our ability to raise capital and may affect the price and liquidity of the common stock in the public market.  In addition, the issuance of these shares of common stock will have a dilutive effect on current shareholders’ ownership.

The price of our common stock may be subject to substantial volatility.

The trading price of our common stock has been and may continue to be volatile.  Between January 1, 2014 and December 31, 2014, the reported high and low sales prices for our common stock ranged between $0.80 and $5.80 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control.  These factors include, but are not limited to, developments in outstanding litigations, our performance and prospects, general conditions of the markets in which we compete, and economic and financial conditions.  Such volatility could materially and adversely affect the market price of our common stock in future periods.

The bid price of our common stock has been below the minimum requirement for the NASDAQ Capital Market and there can be no assurance that we will continue to maintain compliance with the minimum bid price requirement for trading on that market or another national securities exchange.

From time to time, the closing bid price of our common stock has been below the NASDAQ minimum bid price requirement of $1.  If the closing bid price remains below the minimum bid price requirement for a period of 30 consecutive business days, we will receive a non-compliance notice from the NASDAQ and will be afforded a 180-day period within which to regain compliance.   We are currently in compliance with the NASDAQ minimum bid price requirement.  There can be no assurance, however, that we will be able to maintain compliance.  If we are unable to maintain or regain compliance, our common stock may no longer be listed on NASDAQ or another national securities exchange and the liquidity and market price of our common stock may be adversely affected.

We do not currently pay dividends on our common stock and thus stockholders must look to appreciation of our common stock to realize a gain on their investments.

We do not currently pay dividends on our common stock and intend to retain our cash and future earnings, if any, to fund our business plan.  Our future dividend policy is within the discretion of our Board of Directors and will depend upon various factors, including our business, financial condition, results of operations and capital requirements.  We therefore cannot offer any assurance that our Board of Directors will determine to pay special or regular dividends in the future.  Accordingly, unless our Board of Directors determines to pay dividends, stockholders will be required to look to appreciation of our common stock to realize a gain on their investment.  There can be no assurance that this appreciation will occur.

We may not be able to deliver shares of common stock upon exercise of our public warrants if such issuance has not been registered or qualified or deemed exempt under the securities laws of the state of residence of the holder of the warrant.

On November 3, 2010, we sold warrants to a limited number of institutional investors in an offering under one of our shelf registration statements.  The issuance of common stock upon exercise of these warrants must qualify for exemption from registration under the securities laws of the state of residence of the warrant holder.  The qualification for exemption from registration may differ in different states.  As a result, a warrant may be held by a holder in a state where an exemption is not available for such exercise and we may be precluded from issuing such shares.  If our common stock continues to be listed on the NASDAQ Capital Market or another national securities exchange, an exemption from registration for the issuance of common stock upon exercise of these warrants would be available in every state.  However, we cannot assure you that our common stock will continue to be so listed.  As a result, these warrants may be deprived of any value, the market for these warrants may be limited and the holders of these warrants may not be able to obtain shares of common stock upon exercise of the warrants if the common stock issuable upon such exercise is not qualified or otherwise exempt from qualification in the jurisdictions in which the holders of the warrants reside.

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

We have a shareholder protection rights plan that may delay or discourage someone from making an offer to purchase the company without prior consultation with the board of directors and management, which may conflict with the interests of some of the shareholders.

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

3
	2014		2013
	High	Low	High	Low
Quarter ended March 31	$ 5.80	$ 4.13	$ 4.39	$ 1.83
Quarter ended June 30	5.50	1.21	4.71	3.50
Quarter ended September 30	1.56	1.08	4.92	2.94
Quarter ended December 31	1.33	0.80	7.78	2.16

Holders

As of March 11, 2015, we had 111 holders of record and we believe there are approximately 6,900 beneficial holders of our common stock.

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

Sales of Unregistered Securities

Information regarding all sales of unregistered equity securities during the period covered by this report has been previously disclosed.

Issuer Repurchase of Equity Securities

None.

Performance Graph

The following graph shows a five-year comparison of cumulative total shareholder returns for our company, the NASDAQ U.S. Stock Market Index, the NASDAQ Electronic Components Index and the NASDAQ Telecommunications Index for the five years ending December 31, 2014.  The total shareholder returns assumes the investment on December 31, 2009 of $100 in our common stock, the NASDAQ U.S. Stock Market Index, the NASDAQ Electronic Components Index, and the NASDAQ Telecommunications Index at the beginning of the period, with immediate reinvestment of all dividends.

The data points for the performance graph are as follows:

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14

ParkerVision, Inc.	$ 100.00	$ 25.14	$ 46.99	$ 110.93	$ 248.63	$ 49.73
NASDAQ Composite	$ 100.00	$ 118.02	$ 117.04	$ 137.47	$ 192.62	$ 221.02
NASDAQ Telecommunications	$ 100.00	$ 105.12	$ 93.37	$ 98.48	$ 125.36	$ 139.78
NASDAQ Electronic Components	$ 100.00	$ 104.28	$ 95.36	$ 97.34	$ 127.46	$ 164.20

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
$300
$250
$200
$150
$100
$50
$-
12/09
12/10
12/11
12/12
12/13
12/14
Parkervision Inc.
NASDAQ Composite-Total Returns
NASDAQ Telecommunications Index
NASDAQ Electronic Components Index

*100 invested on 12/31/09 in stock & index-including reinvestment of dividends.

Fiscal year ending December 31.

Item 6.  Selected Financial Data.

The following table sets forth our financial data as of the dates and for the periods indicated.  The data has been derived from our audited financial statements.  The selected financial data should be read in conjunction with our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the years ended December 31,
(in thousands, except per share amounts)	2014	2013	2012	2011	2010
Statement of Operations Data:

Revenues, net	$ 0	$ 0	$ 0	$ 0	$ 64
Gross margin	0	0	0	0	17
Operating expenses	23,667	27,949	20,383	14,676	15,146
Net loss from continuing operations	(23,569)	(27,872)	(20,322)	(14,573)	(15,028)
Basic and diluted net loss per common share from continuing operations	(0.24)	(0.31)	(0.27)	(0.24)	(0.35)
Balance Sheet Data:
Total assets	$ 20,719	$ 26,595	$ 18,720	$ 15,842	$ 17,596
Long-term obligations	138	22	58	138	55
Shareholders’ equity	18,616	24,046	16,520	14,341	16,592
Working capital	10,118	15,206	7,175	4,658	6,134

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are in the business of innovating fundamental wireless technologies.   We design, develop and market our proprietary RF technologies and products for use in semiconductor circuits for wireless communication products.   We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.

We have a three-part growth strategy that includes intellectual property licensing and/or product ventures, intellectual property enforcement, and product and component development, manufacturing and sales.  We have actively launched a licensing/product venture campaign to explore licensing and joint product development opportunities with wireless communications companies that make, use or sell chipsets and/or products that incorporate RF.  We have engaged the intellectual property firm of 3LP to assist in managing our licensing operations, largely on a commission basis.  We believe there are a number of wireless communications companies that can benefit from the use of the RF technologies we have developed, whether through a license or, in certain cases, a joint product venture that may include licensing rights.

We are also involved in litigation against others in order to enforce our intellectual property rights.   Since 2011, we have been involved in patent infringement litigation against Qualcomm for their unauthorized

use of our receiver technology.   In October 2013, a jury found that Qualcomm was infringing four of our receiver patents and awarded us $172.7 million in past damages.   In June 2014, the district court overturned the jury’s infringement verdict thereby nullifying the damages award.   We have appealed this decision to the U.S. Federal Court of Appeals and expect a decision in mid to late 2015, although the court has no fixed deadline for its ruling.  In May 2014, we filed a second infringement action against Qualcomm and certain Qualcomm customers for different patents and technologies.  This action is currently scheduled for trial in August 2016.  Refer to “Legal Proceedings” in Note 11 to our financial statements included in Item 8 for a complete discussion of our legal proceedings.  Our primary legal counsel in these actions provides us with a substantial fee discount in return for a contingent fee; however, we continue to dedicate a meaningful portion of our working capital to litigation fees and expenses.

Our product development and marketing efforts are focused on our RF components products marketed to industries that do not use highly integrated semiconductors, such as infrastructure, industrial and military applications.  In addition, we have developed RF chipsets that interface with certain VIA baseband processors.  We are not currently working with VIA on the interface to their latest baseband product.

Since 2005, we have generated no product or royalty revenue from our wireless technologies.  We have made significant investments in developing and protecting our technologies and products, the returns on which are dependent upon the generation of future revenues from licensing and/or product sales for realization.

Liquidity and Capital Resources

At December 31, 2014, we had working capital of approximately $10.1 million, a decrease of approximately $5.1 million from working capital of $15.2 million at December 31, 2013.  We used cash for operations of approximately $18.5 million and $18.9 million in 2014 and 2013, respectively.  In addition we invested approximately $1.1 million and $0.7 million in patents and other long-lived assets in 2014 and 2013, respectively.  Our use of cash in 2014 and 2013 was partially offset by proceeds from the sale of equity securities and the exercise of employee and third party options and warrants totaling $13.6 million in 2014 and $28.4 million in 2013.    Proceeds from the sale of equity securities are invested in available-for-sale securities and our use of cash is funded from the sale of these investments.  At December 31, 2014, we were not subject to any significant commitments to make additional capital expenditures and we have no significant long-term debt obligations.

In December 2014, we entered into a litigation funding agreement with 1624 for the funding of up to $7 million of legal fees and expenses for specified future intellectual property enforcement actions that we expect to file.  Under this funding agreement, 1624 will be reimbursed and compensated from the proceeds resulting from these actions, as well as the proceeds from other patent litigation, licensing and/or other patent monetization activities.  1624’s reimbursement is solely contingent upon our receipt of proceeds from patent enforcement and other related activities and 1624 has no security interest in any of our assets.  In January 2015, we also received proceeds of $1.3 million from the sale of warrants to 1624.  We expect to use these proceeds to fund additional litigation-related costs.

Our future business plans call for continued investment in intellectual property prosecution and enforcement, product and component development and sales, and marketing and customer support for our technologies and products.  Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully enforce our intellectual property rights, secure new product and/or licensing customers for our technologies, and successfully support those customers in completing their product designs.  In addition to the litigation funding arrangement with 1624, we also have a partial contingent fee arrangement with McKool Smith, our litigation counsel in the Qualcomm actions.  We are evaluating additional financing arrangements with respect to our existing litigation; however there can be no assurance that such financing will be available to us.  Any proceeds received from our patent enforcement actions will be shared with our legal counsel and/or third-party litigation funder based on the respective contingent fee arrangements that we have with such parties.

Revenue generated from patent enforcement actions, technology licenses and/or the sale of products in 2015 may not be sufficient to cover our operational expenses, and we expect that our continued losses and use of cash will be funded from available working capital.  Our current capital resources include cash and available-for-sale securities of approximately $11.2 million at December 31, 2014, $1.3 million in proceeds from the sale of warrants received in January 2015, and $7 million in litigation funding commitments from 1624.  These current capital resources will not be sufficient to support our liquidity requirements through 2015 without the generation of revenues from our operating activities, further litigation or other financing, and/or cost containment measures.  Cost containment measures, if implemented, may jeopardize our ability to achieve our current business objectives.

The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from our technologies and/or products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through contingent funding arrangements, public or private financing and/or reductions in operating costs.  Failure to generate sufficient revenues, raise additional capital through debt,  equity, or contingent-based financings, and/or reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.  Our independent registered certified public accounting firm has included in their audit report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Results of Operations for Each of the Years Ended December 31, 2014, 2013,  and 2012

Revenues and Gross Margins

We had no revenues for the years ended December 31, 2014, 2013,  or 2012.   Future revenues resulting from patent enforcement actions, if any, will not be recognized until such time that we have final court adjudications or executed settlement agreements, the amounts are fixed and determinable, and the collectibility is reasonably assured.

Revenues from patent enforcement actions, including non-litigation based licensing may be subject to contingent fees payable to legal counsel and other funding parties.    Although each contingent fee arrangement is unique, generally the litigation funding party is entitled to receive priority reimbursement for any out-of-pocket funds disbursed by them.  To date, none of the out-of-pocket costs related to our Qualcomm litigations have been funded by any third parties.  After deduction of priority payments, if any, the remaining proceeds from patent enforcement actions will be shared between us, our legal counsel, and/or any additional funding party on a percentage basis.  In some instances, the funding party’s contingent fee is capped based on a multiple of the funds invested by them.  In other instances, the funding party’s contingent fee percentage declines as the amount of the proceeds increases.

Research and Development Expenses

Research and development expenses consist primarily of engineering and related management and support personnel costs; fees for outside engineering design services which we use from time to time to supplement our internal resources; amortization, depreciation, and maintenance expense related to our patents and other assets used in product development; prototype production and materials costs, which represent the fabrication and packaging costs for prototype integrated circuits, as well as the cost of supporting components for prototype board development; software licensing and support costs, which represent the annual licensing and support maintenance for engineering design and other software tools; and rent and other overhead costs for our engineering design facility.  Personnel costs include share-based compensation which represents the grant date fair value of equity-based awards to our employees which is attributed to expense over the service period of the award.

Research and development costs decreased approximately $1.9 million, or 18.3% from 2013 to 2014.  This decrease is primarily the result of a decrease in outside consulting and other professional fees of approximately $946,000, and a decrease in personnel costs, including share-based compensation, of approximately $832,000.  The decrease in outside consulting and other professional fees is primarily due to the termination of a development project with VIA in early 2014.   The decrease in personnel costs is the result of a decrease in cash bonuses and share-based awards in 2014 when compared to 2013, as well as reduced share-based compensation expense as a result of previous years’ awards becoming fully vested in mid-2014.

Research and development costs increased approximately $2.0 million, or 23.2% from 2012 to 2013.  This increase is primarily the result of an increase in employee share-based compensation of approximately $829,000, an increase in outside consulting and other professional fees of approximately $739,000, and an increase in personnel and related costs of approximately $479,000.  The increase in share-based compensation expense is the result of long-term incentive equity awards granted to engineering executives and employees in July 2012 as well as restricted stock awards granted to employees as incentive compensation in 2013.  The increase in outside professional fees is the result of an increase in fees for outside design services, including the VIA development arrangement, as well as an increase in legal fees related to maintenance of our patent portfolio.  The increase in personnel and related costs is the result of an increase in personnel in early 2013 as well as an increase in performance bonuses to key engineering executives.

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

Marketing and selling expenses increased by approximately $1.1 million, or 63.3%, from 2013 to 2014.  This increase is primarily due to an increase in outside consulting and other professional fees of approximately $1,089,000.  The increase in outside consulting and other professional fees is a result of business development activities, including fees paid to 3LP for support of our licensing operations.  In 2015, our marketing and selling expenses are expected to be more directly correlated with revenues as much of our licensing activities will be compensated on a commission basis.

Marketing and selling expenses increased by approximately $0.1 million, or 7.1%, from 2012 to 2013.  This increase is primarily due to an increase in share-based compensation of approximately $120,000 as a result of long-term incentive equity awards granted to executives and employees in July 2012 and restricted stock awards granted to employees as incentive compensation in 2013.

General and Administrative Expenses

General and administrative expenses consist primarily of executive, director, finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside professional services, including litigation fees.

Our general and administrative expenses decreased by approximately $3.5 million, or 22.1%, from 2013 to 2014.  This decrease was due primarily to decreases in litigation fees and expenses of approximately $1,935,000 and decreases in share-based compensation expense of approximately $1,770,000.  The decrease in litigation fees and expenses is a result of the completion of our jury trial against Qualcomm in October 2013, offset somewhat by increases in litigation fees and expenses related to the appeal of the first Qualcomm action, the filing of a second Qualcomm action and the defense of our IPR actions.  We expect to continue to dedicate a substantial portion of our available capital to enforcement of our patents in 2015, although some of these costs are expected to be offset by contingent litigation funding arrangements.  The decrease in share-based compensation expense from 2013 to 2014 is a result of a reduction in share-based awards in 2014 when compared to 2013, as well as reduced expense attribution related to previous years’ awards that became fully vested in mid-2014.

Our general and administrative expenses increased by approximately $5.5 million, or 53.3%, from 2012 to 2013.  This increase was due primarily to increases in litigation fees and expenses of approximately $3,400,000 and an increase in share-based compensation expense of approximately $2,430,000, partially offset by a decrease in various consulting fees of approximately $490,000.  This increase in litigation fees and expenses in 2013 was the result of our patent infringement litigation against Qualcomm, including the costs associated with the jury trial in October 2013.  The increase in share-based compensation expense in 2013 is primarily related to the expense attribution of long-term equity incentive awards granted to executives, other administrative employees, and non-employee directors in July 2012, and the expense recognized upon vesting of performance-based RSUs granted to a third-party in 2011.   In addition, share-based compensation expense in 2013 included the value of a stock-based performance bonus awarded to our CEO in lieu of a cash bonus of $390,000.  The decrease in consulting fees was the result of fewer outside engagements related to intellectual property strategies, investor relations and financial advisory fees in 2013 when compared to 2012.

Loss and Loss per Common Share

Our net loss decreased approximately $4.3 million, or $0.07 per common share, from 2013 to 2014.  This decrease was a result of the $4.3 million decrease in operating expenses, which includes a $1.9 million decrease in litigation fees and expenses and a $2.4 million decrease in overall share-based compensation expense.  The decrease in the loss per common share is a result of the decreased net loss and an 8% increase in weighted average shares outstanding for the period.

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

Critical Accounting Policies

We believe that the following are the critical accounting policies affecting the preparation of our financial   statements:

Intangible Assets

Patents, copyrights and other intangible assets are amortized using the straight-line method over their estimated period of benefit.  We estimate the economic lives of our patents and copyrights to be fifteen to twenty years.  We estimate the economic lives of other intangible assets, including licenses, based on estimated technological obsolescence, to be two to five years, which is generally shorter than the contractual lives.  Periodically, we evaluate the recoverability of our intangible assets and take into account events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists (“Triggering Event”).  Based on our cumulative net losses and negative cash flows from operations to date, we assess our working capital needs on an annual basis.  This annual assessment of our working capital is considered to be a Triggering Event for purposes of evaluating the recoverability of our intangible assets.  As a result of our evaluation at December 31, 2014, we determined that no impairment exists with regard to our intangible assets.

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

Off-Balance Sheet Transactions and Contractual Obligations

As of December 31, 2014, we have outstanding warrants to purchase 1,399,204 shares of common stock that were issued in connection with the sale of an equity security transaction in November 2010.  These warrants have an exercise price of $0.54 per share and expire November 3, 2015.  The estimated aggregate fair value of these warrants at their date of issuance of $355,778 is included in shareholders’ equity in our balance sheets.  Refer to “Non-Plan Options and Warrants” in Note 8 to our financial statements included in Item 8 for information regarding the outstanding warrants.

Our contractual obligations and commercial commitments at December 31, 2014 were as follows (see “Lease Commitments” in Note 11 to the financial statements included in Item 8):

		Payments due by period
Contractual Obligations:	Total	1 year or less	2 – 3 years	4 – 5 years	After 5 years
Capital leases	$ 53,300	$ 43,000	$ 10,300	$ 0	$ 0
Operating leases	1,640,000	585,700	1,040,100	14,200	0

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our cash equivalents, which are primarily highly liquid money market instruments, and our available-for-sale securities, which are mutual funds invested primarily in short-term municipal securities, are subject to market risk, including interest rate risk.  Market risk is the risk of loss arising from adverse changes in market and economic conditions and is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  We are averse to principal loss and seek to ensure the safety and preservation of our funds by investing in market instruments with limited market risk.  Accordingly, we do not believe there is any material market risk exposure with respect to our market instruments.

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements
Page
REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC
ACCOUNTING FIRM	25

FINANCIAL STATEMENTS:
Balance Sheets - December 31, 2014 and 2013	27

Statements of Comprehensive Loss - for the years ended
December 31, 2014, 2013 and 2012	28

Statements of Shareholders’ Equity - for the years ended
December 31, 2014, 2013 and 2012	29

Statements of Cash Flows - for the years ended
December 31, 2014, 2013 and 2012	31

Notes to Financial Statements - December 31, 2014, 2013 and 2012	32

FINANCIAL STATEMENT SCHEDULE:
Schedule II – Valuation and Qualifying Accounts	58

Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and

Shareholders of ParkerVision, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ParkerVision, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Jacksonville, Florida
March 16, 2015

PARKERVISION, INC.

BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	2014	2013
CURRENT ASSETS:
Cash and cash equivalents	$218,925	$222,697
Available-for-sale securities	10,985,000	16,957,489
Inventories, net	66,468	0
Prepaid expenses and other	812,577	554,537
Total current assets	12,082,970	17,734,723

PROPERTY AND EQUIPMENT, net	633,084	307,385

INTANGIBLE ASSETS, net	8,002,638	8,552,432
Total assets	$20,718,692	$26,594,540

CURRENT LIABILITIES:
Accounts payable	$475,200	$1,246,470
Accrued expenses:
Salaries and wages	394,964	325,313
Professional fees	940,581	631,871
Other accrued expenses	99,614	289,031
Deferred rent, current portion	54,426	33,894
Total current liabilities	1,964,785	2,526,579

LONG-TERM LIABILITIES
Capital lease, net of current portion	10,244	7,290
Deferred rent, net of current portion	127,964	14,379
Total long-term liabilities	138,208	21,669
Total liabilities	2,102,993	2,548,248

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized, 97,183,433 and 93,208,471 issued and outstanding at December 31, 2014 and 2013, respectively	971,834	932,085
Accumulated other comprehensive loss	0	(8,215)
Warrants outstanding	355,778	663,100
Additional paid-in capital	330,867,750	312,470,030
Accumulated deficit	(313,579,663)	(290,010,708)
Total shareholders' equity	18,615,699	24,046,292
Total liabilities and shareholders' equity	$20,718,692	$26,594,540

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012

Revenue	$0	$0	$0
Cost of sales	0	0	0
Gross margin	0	0	0

Research and development expenses	8,497,914	10,406,362	8,447,639
Marketing and selling expenses	2,866,766	1,755,130	1,638,156
General and administrative expenses	12,302,298	15,787,599	10,297,238
Total operating expenses	23,666,978	27,949,091	20,383,033

Interest and other income	104,943	83,892	70,064
Interest expense	(6,920)	(7,094)	(8,843)
Total interest and other income and interest expense	98,023	76,798	61,221

Net loss	(23,568,955)	(27,872,293)	(20,321,812)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	8,215	(8,195)	10,398
Other comprehensive income (loss), net of tax	8,215	(8,195)	10,398

Comprehensive loss	$(23,560,740)	$(27,880,488)	$(20,311,414)

Basic and diluted net loss per common share	$(0.24)	$(0.31)	$(0.27)

Weighted average common shares outstanding	96,225,952	88,968,043	75,999,278

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
Common shares – beginning of year	93,208,471	82,903,609	67,573,775
Issuance of common stock upon exercise of options
and warrants	904,963	1,197,541	2,258,188
Issuance of common stock in public and private
offerings	2,666,666	8,396,573	12,520,811
Share-based compensation	403,333	710,748	550,835
Common shares – end of year	97,183,433	93,208,471	82,903,609

Par value of common stock – beginning of year	$932,085	$829,036	$675,738
Issuance of common stock upon exercise of options
and warrants	9,050	11,975	22,581
Issuance of common stock in public and private
offerings	26,666	83,966	125,209
Share-based compensation	4,033	7,108	5,508
Par value of common stock – end of year	$971,834	$932,085	$829,036

Accumulated other comprehensive loss – beginning of year	$(8,215)	$(20)	$(10,418)
Change in unrealized gain (loss) on available for sale securities	8,215	(8,195)	10,398
Accumulated other comprehensive loss – end of year	$0	$(8,215)	$(20)

Warrants outstanding – beginning of year	$663,100	$1,081,050	$8,649,786
Exercise of warrants	(307,322)	(417,950)	(683,809)
Expiration of warrants	0	0	(6,884,927)
Warrants outstanding – end of year	$355,778	$663,100	$1,081,050

Additional paid-in capital – beginning of year	$312,470,030	$276,748,336	$246,842,116
Issuance of common stock upon exercise of options
and warrants	1,953,822	1,553,355	2,042,922
Issuance of common stock in public and private
offerings	11,919,699	27,244,009	17,430,465
Share-based compensation	4,524,199	6,924,330	3,547,906
Expiration of warrants	0	0	6,884,927
Additional paid-in capital – end of year	$330,867,750	$312,470,030	$276,748,336

Accumulated deficit – beginning of year	$(290,010,708)	$(262,138,415)	$(241,816,603)
Net loss	(23,568,955)	(27,872,293)	(20,321,812)
Accumulated deficit – end of year	$(313,579,663)	$(290,010,708)	$(262,138,415)

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
Total shareholders’ equity – beginning of year	$24,046,292	$16,519,987	$14,340,619
Issuance of common stock upon exercise of options
and warrants	1,655,550	1,147,380	1,381,694
Issuance of common stock and warrants in private
and public offerings	11,946,365	27,327,975	17,555,674
Share-based compensation	4,528,232	6,931,438	3,553,414
Comprehensive loss	(23,560,740)	(27,880,488)	(20,311,414)
Total shareholders’ equity – end of year	$18,615,699	$24,046,292	$16,519,987

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, and 2012

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,568,955)	$(27,872,293)	$(20,321,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,389,115	1,252,142	1,238,044
Share-based compensation	4,528,232	6,931,438	3,553,414
Loss on disposal of equipment and other assets	887	126	621
Realized loss (gain) on available-for-sale securities	6,869	12,226	(5,220)
Changes in operating assets and liabilities:
Inventories	(66,468)	0	0
Prepaid expenses and other	(258,040)	443,639	248,411
Accounts payable and accrued expenses	(596,038)	421,943	768,096
Deferred rent	109,333	(50,634)	(145,237)
Total adjustments	5,113,890	9,010,880	5,658,129
Net cash used in operating activities	(18,455,065)	(18,861,413)	(14,663,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(11,606,165)	(27,096,006)	(16,799,888)
Proceeds from redemption of available for sale securities	17,580,000	18,160,000	13,800,000
Purchases of property and equipment	(401,268)	(78,509)	(135,541)
Payments for patent costs and other intangible assets	(673,457)	(652,029)	(1,026,736)
Net cash provided by (used in) investing activities	4,899,110	(9,666,544)	(4,162,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in
public and private offerings	11,946,365	27,327,975	17,555,674
Proceeds from exercise of options and warrants	1,655,550	1,147,380	1,381,694
Principal payments on capital lease obligation	(49,732)	(22,928)	(26,731)
Net cash provided by financing activities	13,552,183	28,452,427	18,910,637

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,772)	(75,530)	84,789
CASH AND CASH EQUIVALENTS, beginning of year	222,697	298,227	213,438
CASH AND CASH EQUIVALENTS, end of year	$218,925	$222,697	$298,227

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$6,920	$7,095	$8,843
Cash paid for income taxes	$0	$0	$0
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Key-man life insurance premiums	$0	$0	$29,330
Purchases of leasehold improvements	$24,784	$0	$30,462
Purchase of equipment under capital lease (Note 5)	$66,398	$0	$71,925

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 and 2012

1. THE COMPANY AND NATURE OF BUSINESS

We were incorporated under the laws of the state of Florida on August 22, 1989 and currently operate in a single segment - wireless technologies and products.  We are in the business of innovating fundamental wireless technologies.   We design, develop and market our proprietary RF technologies and products for use in semiconductor circuits for wireless communication products.   We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.

2. LIQUIDITY AND GOING CONCERN

The accompanying financial statements as of and for the year ended December 31, 2014 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.  These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should we be unable to continue as a going concern.

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sales of our equity securities to fund our operations.   For the year ended December 31, 2014, we incurred a net loss of approximately $23.6 million and negative cash flows from operations of approximately $18.5 million.  At December 31, 2014, we had an accumulated deficit of approximately $313.6 million and working capital of approximately $10.1 million.  We expect that revenue generated from patent enforcement actions, technology licenses and/or the sale of products in 2015 may not be sufficient to cover our operational expenses, and that our continued losses and use of cash will be funded from our available working capital.  Our current capital resources include cash and available-for-sale securities of approximately $11.2 million at December 31, 2014.  These current capital resources will not be sufficient to support our liquidity requirements through 2015 and further cost containment measures, if implemented, may jeopardize our operations and future growth plans.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern.

Our future business plans call for continued investment in patent prosecution and enforcement, product development and sales, marketing, and customer support for our technologies and products.  Our ability to generate revenues sufficient to offset costs is subject to successfully enforcing our intellectual property rights, securing new product and licensing customers for our technologies, and successfully supporting those customers in completing their product designs.

The long-term continuation of our business plan beyond 2015 is dependent upon the generation of sufficient revenues from our technologies and/or products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private debt or equity financing or contingent fee arrangements and/or reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings or contingent fee arrangements, and/or reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Available-for-Sale Securities

Available-for-sale securities are intended to be held for indefinite periods of time and are not intended to be held to maturity. These securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive loss until realized. The tax effect of our unrealized holding gains and losses is zero for each of the years ended December 31, 2014, 2013, and 2012 due to the existence of a full valuation allowance.  Our available-for-sale securities at December 31, 2014 and 2013 consisted of mutual funds that invest primarily in short-term municipal securities with an average effective maturity of one year or less. All dividends and realized gains are recognized as other income as earned and immediately reinvested.  The Company has determined that the fair value of its available for sale securities fall within Level 1 in the fair value hierarchy (See Note 14).

Inventory

Inventory is stated at the lower of standard cost or estimated net realizable value.  Standard cost approximates actual cost as determined under the first-in, first-out method. We review our inventory for estimated obsolescence or unmarketable inventory and write down inventory for the difference between cost and estimated market value based upon assumptions about future demand.   Future demand is affected by market conditions, technological obsolescence, new products and strategic plans, each of which is subject to change.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the following estimated useful lives:

Manufacturing and office equipment	5-7 years
Tooling	3 years
Leasehold improvements	Remaining life of lease
Furniture and fixtures	7 years
Computer equipment and software	3-5 years

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

Revenue Recognition

We did not recognize revenue in 2014, 2013, or 2012.   We recognize revenue when there is persuasive evidence of an arrangement, the amounts are fixed and determinable, and the collectibility of the resulting receivable is reasonably assured.

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

Options and warrants to purchase 7,696,201,  8,888,727,  and 10,482,608 shares of common stock were outstanding at December 31, 2014, 2013, and 2012, respectively.   In addition, unvested RSUs representing 2,184,151,  1,882,384,  and 1,433,842 shares of common stock were outstanding at December 31, 2014, 2013, and 2012, respectively.  These options, warrants and RSUs were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

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

Recent Accounting Pronouncements

On January 1, 2014, we adopted Accounting Standards Update 2013-11 Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists thereby reducing diversity in practice.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”)  to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for interim and annual periods beginning after December 15, 2016 and earlier adoption is permitted.  We are currently assessing the impact of this update on future discussions of our liquidity position in our financial statements and have not early adopted ASU 2014-15.

4.  PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following at December 31, 2014 and 2013:

	2014	2013
Prepaid insurance	$530,967	$409,790
Other current assets	281,610	144,747
	$812,577	$554,537

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, at cost, consisted of the following at December 31, 2014 and 2013:

	2014	2013
Equipment and software	$8,273,074	$8,158,454
Tooling	224,000	0
Leasehold improvements	925,679	837,377
Furniture and fixtures	502,396	502,397
	9,925,149	9,498,228
Less accumulated depreciation and amortization	(9,292,065)	(9,190,843)
	$633,084	$307,385

Depreciation expense related to property and equipment was $165,864,  $174,444, and $185,146 in 2014, 2013, and 2012, respectively.

The cost of our property and equipment includes office and engineering equipment purchased under capital lease agreements totaling $138,323 and $71,925 at December 31, 2014 and 2013, respectively.  Depreciation expense includes depreciation related to capital leases of approximately $31,794,  $28,748, and $24,100 for the periods ended December 31, 2014, 2013, and 2012 respectively.  Accumulated depreciation included accumulated depreciation related to capital leases as of December 31, 2013, 2012, and 2011 of $119,448,  $87,654, and $58,906, respectively.

Our capital leases have two to three year terms with aggregate monthly payments of approximately $5,400 and have an approximate annual implicit interest rate of 14.8%.  The principal payments for these capital leases are reflected as cash outflows from financing activities in the accompanying statements of cash flows.

6. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2014 and 2013:

	2014
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$19,616,477	$11,613,839	$8,002,638
Prepaid licensing fees	574,000	574,000	0
	$20,190,477	$12,187,839	$8,002,638

	2013
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$18,943,020	$10,397,136	$8,545,884
Prepaid licensing fees	574,000	567,452	6,548
	$19,517,020	$10,964,588	$8,552,432

Periodically, we evaluate the recoverability of our intangible assets and take into account events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists (“Triggering Event”).  Based on our cumulative net losses and negative cash flows from operations to date, we assess our working capital needs on an annual basis.  This annual assessment of our working capital is considered to be a Triggering Event for purposes of evaluating the recoverability of our intangible assets.  As a result of our evaluations at December 31, 2014 and 2013, we determined that no impairment exists with regard to our intangible assets.

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

Amortization expense for the years ended December 31, 2014, 2013, and 2012 is as follows:

		Amortization Expense
	Weighted average estimated life (in years)
		2014	2013	2012

Patents and copyrights	17	$1,216,703	$1,067,698	$1,049,446
Prepaid licensing fees	2	6,548	10,000	3,452
Total amortization		$1,223,251	$1,077,698	$1,052,898

Future estimated amortization expense for intangible assets that have remaining unamortized amounts as of December 31, 2014 are as follows:

2015	$1,104,355
2016	1,098,894
2017	1,086,235
2018	1,005,892
2019	775,147
2020 and thereafter	2,932,115
Total	$8,002,638

7. INCOME TAXES AND TAX STATUS

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 2014, 2013, and 2012 is as follows:

	2014	2013	2012
Tax benefit at statutory rate	$(8,013,445)	(9,476,580)	(6,909,416)
State tax benefit	(824,913)	(975,530)	(711,263)
Increase in valuation allowance	8,870,098	10,648,966	7,640,454
Research and development credit	(186,906)	(299,044)	(239,216)
Other	155,166	102,188	219,441
	$0	$0	$0

Our deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of our assets and liabilities at December 31, 2014 and 2013:

	2014	2013
Gross deferred tax assets:
Net operating loss carry-forward	$102,317,929	$94,742,725
Research and development credit	7,805,727	7,618,821
Stock compensation	3,364,997	3,548,655
Patents and other	1,904,532	1,828,103
Fixed assets	111,397	121,179
Accrued liabilities	81,987	80,204
Deferred rent	68,396	0
Capital loss carry-forward	7,241	5,652
Charitable contributions	9,375	4,500
Inventory	3,912	0
	115,675,493	107,949,839
Less valuation allowance	(115,675,493)	(107,949,839)
Net deferred tax asset	$0	$0

No current or deferred tax provision or benefit was recorded for 2014, 2013, or 2012 as a result of current losses and fully deferred tax valuation allowances for all periods.  We have recorded a valuation allowance to state our deferred tax assets at their estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

At December 31, 2014, we had cumulative NOL, research and development (“R&D”) tax credit carry-forwards and capital loss carry-forwards for income tax purposes of $278,846,031,  $7,805,727, and $19,310 respectively, which expire in varying amounts from 2015 through 2033.  The cumulative NOL carry-forward is net of $13,432,293 in carry-forwards from 1993 through 1997 which expired unused from 2008 through 2012.  The NOL carry-forward for income tax purposes includes $2,345,918 related to windfall tax benefits from the exercise of share-based compensation awards for which benefit will be recognized as an adjustment to equity rather than a decrease in earnings if realized.  The cumulative R&D tax credit carry-forward is net of $496,329 in credits from 1995 through 1997 that expired unused from 2010 through 2012.

Our ability to benefit from the our tax credit carry-forwards could be limited under certain provisions of the Internal Revenue Code if our ownership changes by more than 50%, as defined by Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Under Section 382, an ownership change may limit the amount of NOL, capital loss and R&D credit carry-forwards that can be used annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  We conduct a study annually of our ownership changes.  Based on the results of our studies, we have determined that we do not have any ownership changes on or prior to December 31, 2014 which would result in limitations of our NOL, capital loss or R&D credit carry-forwards under Section 382.

Uncertain Tax Positions

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We have identified our Federal and Florida tax returns as our only major jurisdictions, as defined.  The periods subject to examination for those returns are the 1998 through 2014 tax years.

At December 31, 2014, we had an unrecognized tax benefit of approximately $1.4 million.  A reconciliation of the amount recorded for unrecognized tax benefits for the years ended December 31, 2014, 2013, and 2012 is as follows:

	For the years ended December 31,
	2014	2013	2012
Unrecognized tax benefits – beginning of year	$1,369,614	1,369,614	1,369,614
Gross increases – tax positions in prior period	0	0	0
Change in Estimate	0	0	0
Unrecognized tax benefits – end of year	$1,369,614	1,369,614	1,369,614

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate so long as we maintain a full valuation allowance.   Approximately $0.47 million, net of tax effect, of the unrecognized tax benefit is related to excess tax benefits related to share-based compensation which would be recorded as an adjustment to equity rather than a decrease in earnings, if reversed.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits.  For the years ended December 31, 2014, 2013, and 2012, we did not incur any income tax-related interest income, expense or penalties.

8. SHARE-BASED COMPENSATION

We did not capitalize any expense related to share-based payments.  The following table presents share-based compensation expense included in our statements of comprehensive loss for the years ended December 31, 2014, 2013, and 2012, respectively:

	Year ended December 31,
	2014	2013	2012
Research and development expense	$1,076,655	$1,594,603	$765,126
Sales and marketing expense	211,661	327,199	207,125
General and administrative expense	3,239,916	5,009,636	2,581,163
Total share-based expense	$4,528,232	$6,931,438	$3,553,414

As of December 31, 2014, there was $1,101,088 of total unrecognized compensation cost, net of estimated forfeitures, related to all non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted-average period of approximately 1  year.

Stock Incentive Plans

2000 Performance Equity Plan

We adopted a performance equity plan in July 2000 (the “2000 Plan”). The 2000 Plan provided for the grant of options and other stock awards to employees, directors and consultants, not to exceed 5,000,000 shares of common stock.  The 2000 Plan provided for benefits in the form of incentive and nonqualified stock options, stock appreciation rights, restricted share awards, stock bonuses and various stock benefits or cash.  Upon shareholder approval of amendments to our 2011 Long-Term Incentive Equity Plan on June 17, 2014, the 2000 Plan was amended such that no further awards may be granted under this plan.

2008 Equity Incentive Plan

We adopted an equity incentive plan in August 2008 (the “2008 Plan”).  The 2008 Plan provides for the grant of stock-based awards to employees (excluding named executives), directors and consultants, not to exceed 500,000 shares of common stock.  The 2008 Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, and other stock based awards.  Forfeited and expired options under the 2008 Plan become available for reissuance.  The plan provides that no participant may be granted awards in excess of 50,000 shares in any calendar year.  At December 31, 2014, 9,315 shares of common stock were available for future grants.

2011 Long-Term Incentive Equity Plan

We adopted a long-term incentive equity plan in September 2011 that provided for the grant of stock-based awards to employees, officers, directors and consultants, not to exceed 5,000,000 shares of common stock.   On June 17, 2014, shareholders approved amendments to the September 2011 plan increasing the shares available in the plan by 7,000,000 shares and clarifying certain limitations on exchanges of outstanding awards (as amended, the “2011 Plan”).  The 2011 Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, and other stock based awards.  Forfeited and expired options under the 2011 Plan become available for reissuance.  The plan provides that no participant may be granted awards in excess of 1,500,000 shares in any calendar year.  At December 31, 2014, 6,504,925 shares of common stock were available for future grants.

Restricted Stock Awards

RSAs are issued as executive and employee incentive compensation and as payment for services to others.  The value of the award is based on the closing price of our common stock on the date of grant.  RSAs are generally immediately vested.   We had no unvested RSAs at December 31, 2014, 2013, or 2012 and no RSAs were forfeited during 2014, 2013, or 2012.

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

Plan-Based RSAs and RSU

The following table presents a summary of RSA and RSU activity under the 2000, 2008, and 2011 Plans (collectively, the “Stock Plans”) as of December 31, 2014:

	Non-vested Shares
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	999,050	$2.90
Granted	226,450	1.38
Vested	(109,999)	3.44
Forfeited	(1,350)	2.83
Non-vested at end of year	1,114,151	$2.54

The total fair value of RSAs and RSUs vested under the Stock Plans for the year ended December 31, 2014 is $268,110.

Non-Plan RSUs

RSUs granted outside the Stock Plans represent awards issued as payment for services to consultants.  The shares underlying these non-plan RSUs are unregistered.

	Non-vested Shares
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	883,334	$3.90
Granted	480,000	1.24
Vested	(293,334)	2.45
Forfeited	0	0
Non-vested at end of year	1,070,000	$3.10

Non-plan RSUs include 480,000 RSUs granted to a consultant in August 2014 that vest over a one year period beginning September 1, 2014.  As of December 31, 2014, 160,000 of these RSUs have vested.  Non-plan RSUs also include 750,000 RSUs granted in November 2013 to consultants as performance incentives.  These RSUs vest only upon achievement of certain market conditions, as measured based on the closing price of our common stock during a period ending on the earlier of (i) December 31, 2015 or (ii) thirty days following termination of the related consulting agreement.  Upon thirty days’ notice, the consulting agreements may be terminated and any unvested portion of the RSUs will be cancelled.

Compensation cost related to the vesting of non-plan RSUs was approximately $819,000,  $1,912,000, and $960,000 for the years ended December 31, 2014, 2013, and 2012 respectively, and is included in general and administrative expense in the table of share-based compensation expense shown above.

Stock Options and Warrants

Stock options are issued as incentive compensation to executives, employees, and non-employee directors as well as payment for services to consultants.  In addition, we have granted warrants to investors in connection with securities offerings.  Stock options and warrants are generally granted with exercise prices at or above fair market value of the underlying shares at the date of grant.

Plan-Based Options

Options for employees, including executives and non-employee directors, are generally granted under the Stock Plans.  The following table presents a summary of option activity under the Stock Plans for the year ended December 31, 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value ($)
Outstanding at beginning of year	6,929,210	$2.87
Granted	276,750	1.38
Exercised	(404,650)	2.34
Forfeited	(532)	1.85
Expired	(563,781)	9.52
Outstanding at end of year	6,236,997	2.23	3.96	years	$99,265
Vested and expected to vest at end of year	6,232,821	$2.24	3.96	years	$99,265

The weighted average fair value of option shares granted during the years ended December 31, 2014, 2013, and 2012 was $1.13,  $2.53, and $2.65, respectively.  The total fair value of option shares vested during the years ended December 31, 2014, 2013, and 2012 was $3,069,131,  $3,285,859, and $1,404,456, respectively.

The fair value of options granted under the Stock Plans is estimated using the Black-Scholes option pricing model.  Generally, fair value is determined as of the grant date.  In the case of option grants to third parties, the fair value is estimated at each interim reporting date until vested.

The fair value of option grants under the Stock Plans for the years ended December 31, 2014, 2013, and 2012, respectively, was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2014	2013	2012
Expected option term [1]	6 years	5 to 6 years	6 to 7 years
Expected volatility factor [2]	106.40%	97.9% to 103.7%	90.2% to 94.8%
Risk-free interest rate [3]	1.90%	0.8% to 1.8%	0.8% to 1.0%
Expected annual dividend yield	0%	0%	0%

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

The aggregate intrinsic value of plan-based options exercised during 2014, 2013, and 2012 was $1,081,495,  $648,433,  and $62,945, respectively.

Non-Plan Options and Warrants

Options and warrants granted outside the Stock Plans represent options issued as payment for services to consultants and warrants issued in connection with offerings of securities.  As of December 31, 2014, all outstanding non-plan options and warrants have been registered by us on a registration statement.  The following table presents a summary of non-plan option and warrant activity for the year ended December 31, 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value ($)
Outstanding at beginning of year	1,959,517	$0.81
Granted	0	0
Exercised	(500,313)	1.42
Forfeited	0	0
Expired	0	0
Outstanding at end of year	1,459,204	0.60	0.91	years	$524,422
Vested and expected to vest at end of year	1,459,204	$0.60	0.91	years	$524,422

The aggregate fair value of non-plan options and warrants vested during the years ended December 31, 2014, 2013, and 2012 was $0,  $129,192, and $166,668, respectively.

Non-plan options and warrants outstanding at December 31, 2014 and 2013 include warrants issued in connection with the sale of equity securities in various public and private placement transactions from 2009 to 2011 that represent 1,399,204 and 1,849,517 shares respectively.  The estimated fair value of these warrants as of December 31, 2014 and 2013 are included in shareholders’ equity in the accompanying balance sheets.

We did not issue any non-plan options or warrants for the year ended December 31, 2014.  The fair value of non-plan options and warrants for the years ended December 31, 2013 and 2012 respectively, was estimated using the Black-Scholes option-pricing model at each measurement date with the following assumptions:

	2013	2012
Expected option term [1]	4 to 5 years	4 to 6 years
Expected volatility factor [2]	91.5% to 104%	93.4% to 104.3%
Risk-free interest rate [3]	0.5% to 1.0%	0.7% to 1.0%
Expected annual dividend yield	0%	0%

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

The aggregate intrinsic value of non-plan options and warrants exercised during 2014, 2013, and 2012 was $1,793,694,  $3,038,635, and $3,831,971 respectively.

Options and Warrants by Price Range

The options and warrants outstanding at December 31, 2014 under all plans, including the non-plan options and warrants, have exercise price ranges, weighted average contractual lives, and weighted average exercise prices are as follows:

	Options and Warrants Outstanding			Options and Warrants Vested
Range of Exercise Prices	Number Outstanding at December 31, 2014	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable at December 31, 2014	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
$0.54 - $0.89	3,661,671	$0.74	2.63	3,657,504	$0.74	2.63
$1.03 - $2.01	686,750	$1.34	5.41	285,000	$1.31	4.76
$2.26 - $3.64	2,890,437	$2.83	4.19	2,824,675	$2.84	4.17
$3.88 - $6.90	253,780	$4.76	2.99	239,196	$4.81	2.83
$7.25 - $10.98	191,063	$8.34	0.72	191,063	$8.34	0.72
$11.86 - $26.75	12,500	$14.84	0.08	12,500	$14.84	0.08
	7,696,201	$1.92	3.42	7,209,938	$1.95	3.27

Upon exercise of options and warrants under all plans, we issue new shares of our common stock.   For shares issued upon exercise of warrants or equity awards granted under the Stock Plans, the shares of common stock are registered.   For shares issued upon exercise of non-plan RSU or option awards, the shares are not registered unless they have been subsequently registered by us on a registration statement.  Cash received from option and warrant exercises for the years ended December 31, 2014, 2013, 2012, and 2011, was $1,655,550,  $1,147,380, and $1,381,694 respectively.  No tax benefit was realized for the tax deductions from exercise of the share-based payment arrangements for the years ended December 31, 2014, 2013, and 2012 as the benefits were fully offset by a valuation allowance (see Note 7).

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

Common Stock and Warrants

We have filed several shelf registration statements (“Shelf”) with the SEC for purposes of providing flexibility to raise funds from the offering of various securities over a period of three years, subject to market conditions.   Securities offered under the shelf registration statements were used to fund working capital, capital expenditures, vendor purchases, and other capital needs.  Offerings made under a Shelf during 2013 and 2012 are included in the table below.  As of December 31, 2014 and 2013, there were no securities available under any Shelf.

The following table presents a summary of completed equity offerings for the years ended December 31, 2014, 2013, and 2012 (in thousands, except for per share amounts):

Date	Transaction	# of Common Shares/ Units Sold (in 000’s)	Price per Share/Unit	# of Warrants Issued (in 000’s)	Exercise Price per Warrant	Net Proceeds (in 000’s) (1)	Offering as % of Out-standing Common Stock (2)
March 13, 2014	Offering to two institutional investors	2,667	$4.50	n/a	n/a	$11,900	2.80%
August 6, 2013	Offering to a limited number of institutional and other investors	3,681	$3.80	n/a	n/a	$13,000	4.00%
March 26, 2013	Shelf underwritten offering (3)	4,715	$3.25	n/a	n/a	$14,300	5.40%
September 19, 2012	Shelf offering to a limited number of institutional and other investors	4,382	$2.30	n/a	n/a	$9,200	5.30%
April 18, 2012	Shelf offering to a limited number of institutional and other investors	8,139	$1.05	n/a	n/a	$8,300	10.70%

(1)	After deduction of applicable underwriters’ discounts, placement agent fees, and other offering costs.
(2)	Calculated on an after-issued basis.
(3)	Ladenburg Thalmann Financial Services Inc. acted as underwriter for the transaction.

On December 23, 2014, we entered into a warrant subscription agreement with 1624 PV, LLC (“1624”) for the sale of three warrants, each for the purchase of up to 1,884,058 shares of our common stock at exercise prices of $1.50,  $2.50 and $3.50, respectively.  The warrants were sold for an aggregate purchase price of $1.3 million.  The transaction was consummated on January 15, 2015. In addition, in January 2015, we issued 250,000 shares of unregistered common stock to our securities counsel, Graubard Miller in exchange for a $250,000 prepaid retainer for legal services.

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

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

Our headquarters facility in Jacksonville, Florida is leased pursuant to a non-cancelable lease agreement effective June 1, 2006.   The lease term, as amended in September 2014, provides for a straight-lined monthly rental payment of approximately $26,000 through January 2018 with an option for renewal.

We also lease office space in Lake Mary, Florida for our wireless design center.  The lease term, as amended in December 2013 provides for a straight-lined monthly rental payment of approximately $18,500 through May 2017 with an option for renewal.  Deferred rent is amortized to rent expense over the respective lease term.

In addition to sales tax payable on base rental amounts, certain leases obligate us to pay pro-rated annual operating expenses for the properties.  Rent expense for properties, for the years ended December 31, 2014, 2013, and 2012 was $523,454,  $476,782,  and $515,437, respectively.

In addition, we lease certain equipment, primarily for research and development activities, under non-cancelable operating leases with lease terms of less than one year.  Equipment rental expense for the years ended December 31, 2014, 2013, and 2012 was $191,527,  $235,370,  and $232,659, respectively.

Contractual Obligations

Future minimum lease payments under all non-cancelable operating leases and capital leases that have initial or remaining terms in excess of one year as of December 31, 2014 were as follows:

Contractual obligations:	2015	2016	2017	2018	Total
Operating leases	$585,700	605,500	$434,600	$14,200	$1,640,000
Capital leases	$43,000	$10,000	$300	$0	$53,300

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

ParkerVision vs. Qualcomm, Inc.

On July 20, 2011, we filed a patent infringement action in the United States District Court of the Middle District of Florida against Qualcomm Incorporated (“Qualcomm”) seeking damages and injunctive relief for infringement of several of our patents related to radio-frequency receivers and the down-conversion of electromagnetic signals.  Qualcomm filed a counterclaim against us alleging invalidity and unenforceability of each of our patents.  In October 2013, a jury found that all of Qualcomm’s accused products directly and indirectly infringed all eleven claims of the four patents asserted by us and awarded us $172.7 million in damages.  The jury also found that Qualcomm did not prove its claims of invalidity for any of the eleven claims of the four patents in the case, and furthermore found that we did not prove our claims of willfulness, which would have allowed enhancement of the jury-awarded damages.  On June 20, 2014, a final district court ruling was issued in which the court overturned the jury’s verdict of infringement thus nullifying the damages award.  We have appealed this decision to the U.S. Court of Appeals for the Federal Circuit.  Qualcomm has filed a counter-appeal on the issues of validity and damages.  We and Qualcomm have both filed our respective briefs with the appellate court. No date has yet been set for a hearing by the U.S. Court of Appeals. The collection of damages from Qualcomm in this action, if any, will be dependent upon the final disposition of this case.

ParkerVision vs. Qualcomm, HTC, and Samsung

On May 1, 2014, we filed a complaint in the United States District Court of the Middle District of Florida against Qualcomm, Qualcomm Atheros, Inc., HTC Corporation and HTC America, Inc. seeking unspecified damages and injunctive relief for infringement of seven of our patents related to RF up-conversion, systems for control of multi-mode, multi-band communications, baseband innovations including control and system calibration, and wireless protocol conversion. On August 21, 2014, we amended our complaint adding Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Telecommunications America, LLC as defendants (all parties collectively, “Defendants”).  We also added infringement claims of four additional patents to this case.  On November 17, 2014, certain of the Defendants filed counterclaims of non-infringement and invalidity for all patents in the case.  Discovery in this case is ongoing with a claim construction hearing scheduled for August 12, 2015 and a trial start date scheduled for August 1, 2016.

RPX and Farmwald vs. ParkerVision

In June and July 2014, RPX Corporation and Michael Farmwald (collectively, the “Petitioners”) filed petitions for Inter Partes review (“IPR”) with the Patent Trial and Appeal Board of the United States Patent and Trademark Office (“PTAB”) seeking to invalidate certain claims related to each of the four patents in our July 2011 district court case against Qualcomm.   We filed our preliminary responses to these petitions in September and October 2014.  On December 18, 2014, the PTAB issued a decision to institute trial on certain claims included in three of the four IPR petitions, but denied institution of one of the challenged claims.  On January 8, 2015, the PTAB also denied institution of trial for the fourth IPR petition.  Our final responses to the instituted petitions are scheduled to be filed on March 19, 2015 with the Petitioners’ reply scheduled to be filed on June 19, 2015.  Oral arguments on these remaining IPR petitions are scheduled for August 27, 2015.

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

In July 2014, we conducted a demonstration of our d2p technology for the Plaintiffs.  As a result of the demonstration and the discovery conducted to date, the parties entered into a confidential resolution of this action.  In connection with the resolution, the Plaintiffs stated that they agree and acknowledge that the d2p technology works in a manner consistent with our representations during the period covered by the litigation.  The Plaintiffs further agreed and acknowledged that their allegations with regard to the efficacy of the d2p technology and all statements in their complaint attributed to or based upon the pvnotes website, Michael Farmwald, Barbara Paldus, Alfred Riddle, Steven Cripps and Joy Laskar with regard to the efficacy of our d2p technology are without merit.  The financial terms of the confidential resolution had no impact on our financial position, results of operations or liquidity.

12. RELATED-PARTY TRANSACTIONS

We paid approximately $1,705,000,  $587,000, and $906,000 in 2014, 2013, and 2012, respectively, for patent-related legal services to a law firm, of which Robert Sterne, one of our directors since September 2006, is a partner.

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

Our available-for-sale securities are held in accounts with brokerage institutions and consist of mutual funds invested primarily in short-term municipal securities.   We maintain our investments with what management believes to be quality financial institutions and while we limit the amount of credit exposure to any one institution, we could be subject to credit risks from concentration of investments in a single fund as well as credit risks arising from adverse conditions in the financial markets as a whole.

14.  FAIR VALUE MEASUREMENTS

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis included in our balance sheet at December 31, 2014 and 2013 are:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014:
Available-for-sale securities:
Municipal bond
mutual funds	$10,985,000	$10,985,000	$0	$0

December 31, 2013:
Available-for-sale securities:
Municipal bond
mutual funds	$16,957,489	$16,957,489	$0	$0

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data presented below is in thousands except for per share data:

	For the three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014

Revenues	$0	$0	$0	$0
Gross margin	0	0	0	0
Net loss	(5,772)	(5,841)	(6,409)	(5,547)

Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.07)	$(0.06)

	For the three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Revenues	$0	$0	$0	$0
Gross margin	0	0	0	0
Net loss	(6,462)	(7,127)	(6,424)	(7,859)

Basic and diluted net loss per common share	$(0.08)	$(0.08)	$(0.07)	$(0.08)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, “disclosure controls and procedures” are controls and other procedures that are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.  Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014.

Based on such evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2014, our disclosure controls and procedures were effective.

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

Management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded, as of December 31, 2014, our internal control over financial reporting was effective..

PricewaterhouseCoopers LLP, the independent registered certified public accounting firm that audited the financial statements included in this Form 10-K, has also issued an attestation report on our internal control over financial reporting.  The attestation report is set forth in their Report of Independent Registered Certified Public Accounting Firm, which is included in Item 8 of this Annual Report.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

In accordance with and satisfaction of the requirements of Form 8-K, we include the following disclosure:

On March 16, 2015, we issued a press release announcing our results of operations and financial condition for the fourth quarter and year ended December 31, 2014.  The press release is attached hereto as Exhibit 99.1.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission in connection with our 2015 Annual Meeting of Shareholders no later than 120 days after the end of the fiscal year covered by this report  (our “2015 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to our 2015 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our 2015 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a) Documents filed as part of this report:

(1) Financial statements:

Balance Sheets as of December 31, 2014 and 2013

Statements of Comprehensive Loss for the years ended December 31, 2014, 2013, and 2012

Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013, and 2012

Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012

Notes to Financial Statements for the years ended December 31, 2014, 2013, and 2012

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

4.3	Form of Rights Certificate pursuant to Shareholder Protection Rights Agreement (incorporated by reference from Exhibit 4.03 of Form 8-K dated November 21, 2005)
4.4	Form of Warrant Certificate (incorporated by reference from Exhibit 4.1 of Form 8-K dated October 28, 2010)
4.5	Form of Warrant Agreement between Registrant and American Stock Transfer and Trust Company, LLC (incorporated by reference from Exhibit 4.2 of Form 8-K dated October 28, 2010)
4.6	Form of Common Stock Purchase Warrant between Registrant and 1624 PV LLC dated January 15, 2015*
10.1	2000 Performance Equity Plan (incorporated by reference from Exhibit 10.11 of Registration Statement No. 333-43452) **
10.2	Form of 2002 Indemnification Agreement for Directors and Officers (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended September 30, 2002) **
10.3	Standard Form of Employee Option Agreement (incorporated by reference from Exhibit 4.11 of Annual Report on Form 10-K for the year ended December 31, 2006)**
10.4	2008 Equity Incentive Plan (Non-Named Executives), as amended (incorporated by reference from Exhibit 4.1 of Form S-8 dated October 24, 2008) **
10.5	Form of Restricted Stock Unit Agreement between Registrant and Executives (incorporated by reference from Exhibit 10.6 on Form 8-K dated June 4, 2008) **
10.6	2011 Long-Term Incentive Equity Plan, as amended and restated (incorporated by reference from Exhibit 4.1 of Form S-8 dated July 30, 2014) **
10.7	Employment Agreement between Registrant and Jeffrey Parker dated June 6, 2012 (incorporated by reference from Exhibit 10.1 on Form 8-K dated June 6, 2012) **

10.8		Employment Agreement between Registrant and Cynthia Poehlman dated June 6, 2012 (incorporated by reference from Exhibit 10.2 on Form 8-K dated June 6, 2012) **
10.9		Employment Agreement between Registrant and David Sorrells dated June 6, 2012 (incorporated by reference from Exhibit 10.3 on Form 8-K dated June 6, 2012) **
10.10		Employment Agreement between Registrant and John Stuckey dated June 6, 2012 (incorporated by reference from Exhibit 10.4 on Form 8-K dated June 6, 2012) **
10.11		Underwriting Agreement, dated March 21, 2013, between Registrant and Ladenburg Thalmann & Co. Inc. (incorporated by reference from Exhibit 1.1 of Current Report on Form 8-K filed March 21, 2013)
10.12		Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed August 2, 2013)
10.13		List of Investors (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed August 2, 2013)
10.14		Form of Registration Rights Agreement (incorporated by reference from Exhibit A to Exhibit 10.1 of Current Report on Form 8-K filed August 2, 2013)
10.15		ParkerVision, Inc. Performance Bonus Plan (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed July 12, 2013)
10.16		Form of Securities Purchase Agreement dated March 13, 2014 (incorporated by reference from Exhibit 10.22 of Annual Report on Form 10-K filed March 17, 2014)
10.17		Form of Registration Rights Agreement dated March 13, 2014 (incorporated by reference from Exhibit 10.23 of Annual Report on Form 10-K filed March 17, 2014)
10.18		Licensing Services Agreement between Registrant and 3LP Advisors, LLC dated February 4, 2014 (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q filed May 12, 2014)
10.19		Funding Agreement between Registrant and 1624 PV LLC dated December 23, 2014***
10.20		Warrant Subscription Agreement between Registrant and 1624 PV LLC dated December 23, 2014*
23.1		Consent of PricewaterhouseCoopers LLP*
31.1		Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker*
31.2		Rule 13a-14 and 15d-14 Certification of Cynthia L. Poehlman*
32.1		Section 1350 Certification of Jeffrey L. Parker and Cynthia L. Poehlman*
99.1		Earnings Press Release*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*   Filed herewith

** Management contract or compensatory plan or arrangement.

*** Portions of these exhibits have been omitted pursuant to a request for confidential treatment filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:March 16, 2015
PARKERVISION, INC.
By: /s/ Jeffrey L. Parker
Jeffrey L. Parker
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Jeffrey L. Parker	Chief Executive Officer and	March 16, 2015
Jeffrey L. Parker	Chairman of the Board (Principal
Executive Officer)

By: /s/ Cynthia L. Poehlman	Chief Financial Officer (Principal	March 16, 2015
Cynthia L. Poehlman	Financial Officer and Principal
Accounting Officer) and Corporate

By: /s/ David F. Sorrells	Chief Technology Officer	March 16, 2015
David F. Sorrells	and Director

By: /s/ William A. Hightower	Director	March 16, 2015
William A. Hightower

By: /s/ John Metcalf	Director	March 16, 2015
John Metcalf

By: /s/ Robert G. Sterne	Director	March 16, 2015
Robert G. Sterne

By: /s/ Nam P. Suh	Director	March 16, 2015
Nam P. Suh

By: /s/ Papken S. der Torossian	Director	March 16, 2015
Papken S. der Torossian

SCHEDULE II

PARKERVISION, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

012
Valuation Allowance for Income Taxes	Balance at Beginning of Year	Provision	Write-Offs	Balance at End of Year

Year ended December 31, 2012	$ 92,592,971	7,640,454	(2,226,498)	98,006,927
Year ended December 31, 2013	98,006,927	10,648,966	(706,055)	107,949,839
Year ended December 31, 2014	107,949,839	8,870,098	(1,144,444)	115,675,493

EXHIBIT INDEX

4.6	Form of Common Stock Purchase Warrant between Registrant and 1624 PV LLC dated January 15, 2015
10.19	Funding Agreement between Registrant and 1624 PV LLC dated December 23, 2014***
10.20	Warrant Subscription Agreement between Registrant and 1624 PV LLC dated December 23, 2014
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker

31.2	Rule 13a-14 and 15d-14 Certification of Cynthia L. Poehlman

32.1	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. Poehlman

99.1	Earnings Press Release
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Definition Extension Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*** Portions of these exhibits have been omitted pursuant to a request for confidential treatment filed separately with the SEC.