Form 10-Q
period 2015-03-31
PARKERVISION INC
filed 2015-05-11
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

      (X)QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 4, 2015,  97,637,600 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

PARKERVISION, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2015	2014
CURRENT ASSETS:
Cash and cash equivalents	$729,668	$218,925
Available for sale securities	7,457,097	10,985,000
Inventories, net	96,093	66,468
Prepaid expenses and other	992,881	812,577
Total current assets	9,275,739	12,082,970

PROPERTY AND EQUIPMENT, net	607,769	633,084

INTANGIBLE ASSETS, net	7,885,689	8,002,638
Total assets	$17,769,197	$20,718,692

CURRENT LIABILITIES:
Accounts payable	$947,154	$475,200
Accrued expenses:
Salaries and wages	524,710	394,964
Professional fees	1,159,571	940,581
Other accrued expenses	60,362	99,614
Deferred rent, current portion	60,690	54,426
Total current liabilities	2,752,487	1,964,785

LONG-TERM LIABILITIES
Capital lease, net of current portion	1,542	10,244
Deferred rent, net of current portion	107,793	127,964
Total long-term liabilities	109,335	138,208
Total liabilities	2,861,822	2,102,993

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized, 97,555,516 and 97,183,433 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	975,555	971,834
Accumulated other comprehensive loss	0	0
Warrants outstanding	1,655,778	355,778
Additional paid-in capital	331,631,687	330,867,750
Accumulated deficit	(319,355,645)	(313,579,663)
Total shareholders' equity	14,907,375	18,615,699
Total liabilities and shareholders' equity	$17,769,197	$20,718,692

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014

Revenue	$0	$0
Cost of sales	0	0
Gross margin	0	0

Research and development expenses	1,757,434	2,264,480
Marketing and selling expenses	485,797	656,991
General and administrative expenses	3,543,814	2,872,868
Total operating expenses	5,787,045	5,794,339

Interest and other income	12,102	23,884
Interest expense	(1,039)	(1,197)
Total interest and other income and interest expense	11,063	22,687

Net loss	(5,775,982)	(5,771,652)

Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities	0	7,883
Other comprehensive income, net of tax	0	7,883

Comprehensive loss	$(5,775,982)	$(5,763,769)

Basic and diluted net loss per common share	$(0.06)	$(0.06)

Weighted average common shares outstanding	97,440,164	94,005,709

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,775,982)	$(5,771,652)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	342,931	310,879
Share-based compensation	519,658	1,824,021
Realized loss on available-for-sale securities	0	7,883
Changes in operating assets and liabilities:
Inventories	(29,625)	0
Prepaid expenses and other assets	69,696	(31,478)
Accounts payable and accrued expenses	788,038	(919,011)
Deferred rent	(13,907)	52,133
Total adjustments	1,676,791	1,244,427
Net cash used in operating activities	(4,099,191)	(4,527,225)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale investments	(937,097)	(11,526,127)
Proceeds from sale of investments	4,465,000	3,800,000
Payments for patent costs and other intangible assets	(163,473)	(158,087)
Purchases of property and equipment	(37,194)	(26,145)
Net cash provided by (used in) investing activities	3,327,236	(7,910,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants in public and
private offerings	1,298,000	11,946,365
Net proceeds from exercise of options and warrants	0	927,496
Principal payments on capital lease obligation	(15,302)	(6,288)
Net cash provided by financing activities	1,282,698	12,867,573

NET INCREASE IN CASH AND CASH EQUIVALENTS	510,743	429,989

CASH AND CASH EQUIVALENTS, beginning of period	218,925	222,697

CASH AND CASH EQUIVALENTS, end of period	$729,668	$652,686

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1.  Description of Business

ParkerVision, Inc. (“we”, the “Company”, or “ParkerVision”) is in the business of innovating fundamental wireless technologies.   We design, develop and market our proprietary radio frequency (“RF”) technologies and products for use in semiconductor circuits for wireless communication products.   We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.  In addition, we offer engineering consulting and design services, for a negotiated fee, to assist customers in developing prototypes and/or products incorporating wireless technologies.

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

We expect that revenue generated from patent enforcement actions, technology licenses and/or the sale of products in 2015 may not be sufficient to cover our operational expenses for 2015, and that our expected continued losses and use of cash will be funded from available working capital.  Our current capital resources include cash, cash equivalents, and available-for-sale securities of approximately $8.2 million at March 31, 2015.  These current capital resources will not be sufficient to support our liquidity requirements through 2015 without the generation of sufficient revenues or further cost containment measures, which, if implemented, may jeopardize our future growth plans.  These circumstances raise substantial doubt about our ability to continue as a going concern.

We believe we may be able to meet future liquidity needs through contingent litigation or other financing or the issuance of equity securities, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

The long-term continuation of our business plan beyond 2015 is dependent upon the generation of sufficient revenues from our technologies and/or products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private debt or equity financing or contingent fee arrangements, and/or reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings or contingent fee arrangements, and/or reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

3.  Basis of Presentation

The accompanying unaudited financial statements for the period ended March 31, 2015 were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations have been included.

The year-end balance sheet data was derived from audited financial statements for the year ended December 31, 2014, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2014.

4.   Accounting Policies

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

There have been no other changes in accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 2014.

5.   Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive. The weighted average number of common shares outstanding for the three months ended March 31, 2015 and 2014 were 97,440,164 and 94,005,709,  respectively.

Options and warrants to purchase  13,306,782  and 8,258,094 shares of common stock were outstanding at March 31, 2015 and 2014, respectively.  In addition, unvested restricted stock units (“RSUs”), representing 2,062,068 and  1,780,301 shares of common stock, were outstanding at March 31, 2015 and 2014, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

6.   Intangible Assets

Intangible assets consist of the following:

	March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$19,779,950	$11,894,261	$7,885,689
Prepaid licensing fees	574,000	574,000	0
	$20,353,950	$12,468,261	$7,885,689

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$19,616,477	$11,613,839	$8,002,638
Prepaid licensing fees	574,000	574,000	0
	$20,190,477	$12,187,839	$8,002,638

7.  Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2014.

The following table presents share-based compensation expense included in our statements of comprehensive loss for the three months ended March 31, 2015 and 2014, respectively:

	Three months ended
	March 31,
	2015	2014
Research and development expense	$115,244	$384,075
Sales and marketing expense	21,433	74,178
General and administrative expense	382,981	1,365,768
Total share-based expense	$519,658	$1,824,021

As of March 31, 2015, we had approximately $0.7 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of approximately  one year.

For the three months ended March 31, 2015 and 2014, share-based compensation expense above includes approximately $115,000 and $476,000, respectively, recognized upon vesting of RSUs awarded to consultants.  As of March 31, 2015, we have an aggregate of 200,000 time-based RSUs and 750,000 performance-based RSUs awarded to consultants that remain unvested.  The time-based RSUs, awarded in August 2014, vest in equal monthly installments through August 2015.  The performance-based RSUs, awarded in November 2013, vest only upon achievement of certain market conditions, as measured based on the closing price of our common stock during a period ending on the earlier of (i) December 31, 2015 or (ii) thirty days following termination of the related consulting agreements.  Upon thirty days’ notice, the consulting agreements may be terminated and any unvested portion of the time-based or performance-based RSUs will be cancelled.

8.   Stock Authorization and Issuance

On January 15, 2015, we consummated the sale of three warrants, each for the purchase of up to 1,884,058 shares of our common stock at exercise prices of $1.50,  $2.50 and $3.50, respectively, to 1624 PV, LLC (“1624”) for an aggregate purchase price of approximately $1.3 million.  The warrants are exercisable through January 15, 2018.

On January 26, 2015, we issued 250,000 shares of unregistered common stock to our securities counsel, Graubard Miller in exchange for a $250,000 prepaid retainer for legal services.

The common stock issuable upon exercise of the warrants issued to 1624 and the shares of common stock issued to Graubard Miller were registered on Form S-3 (File No. 333-202802) which was declared effective on May 4, 2015.

9. Fair Value Measurements

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis include the following as of March 31, 2015 and December 31, 2014:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015:
Cash equivalents:
Money market funds	$306,937	$306,937	$0	$0

Available for sale securities:
Municipal bond mutual funds	$7,457,097	$7,457,097	$0	$0

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014:
Available for sale securities:
Municipal bond mutual funds	$10,985,000	$10,985,000	$0	$0

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

ParkerVision vs. Qualcomm, Inc.

In October 2013, a jury in the United States District Court of the Middle District of Florida awarded us $172.7 million in damages in a patent infringement action filed against Qualcomm Incorporated (“Qualcomm”) in July 2011.  The jury also found that Qualcomm did not prove its claims of invalidity for any of the eleven claims of the four patents in the case.  On June 20, 2014, a final district court ruling was issued in which the court denied Qualcomm’s motion to overturn the jury’s verdict regarding patent validity but granted Qualcomm’s motion to overturn the jury’s verdict of infringement.   We appealed this decision to the U.S. Court of Appeals for the Federal Circuit.  Qualcomm filed a counter-appeal on the issues of validity and damages.   Oral arguments were presented at an appellate court hearing on May 8, 2015.  An appellate court decision has not been rendered at this time. The collection of damages from Qualcomm in this action, if any, will be dependent upon the final disposition of this case.

ParkerVision vs. Qualcomm, HTC, and Samsung

In August 2014, we served a complaint in the United States District Court of the Middle District of Florida against Qualcomm, Qualcomm Atheros, Inc., HTC Corporation, HTC America, Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Telecommunications America, LLC (collectively “Defendants”) seeking unspecified damages and injunctive relief for infringement of eleven of our patents related to RF up-conversion, down-conversion, systems for control of multi-mode, multi-band communications, baseband innovations including control and system calibration, and wireless protocol conversion.  In November 2014, certain of the Defendants filed counterclaims of non-infringement and invalidity for all patents in the case.  Discovery in this case is ongoing with a claim construction hearing scheduled for August 12, 2015 and a trial start date scheduled for August 1, 2016.

RPX and Farmwald vs. ParkerVision

In June 2014, RPX Corporation and Michael Farmwald (collectively, the “Petitioners”) filed petitions for Inter Partes review (“IPR”) with the Patent Trial and Appeal Board of the United States Patent and Trademark Office (“PTAB”) seeking to invalidate certain claims related to three of the four patents in our July 2011 district court case against Qualcomm.  In December 2014, the PTAB issued a decision to institute trial on certain claims included in the three petitions, but denied institution of one of the challenged claims.  We filed our responses to the petitions in March 2015 and the Petitioners’ replies are scheduled to be filed on June 19, 2015.  Oral arguments are scheduled for August 27, 2015 and a decision from the PTAB is expected in December 2015.

In July 2014, the Petitioners filed an additional IPR petition seeking to invalidate certain claims of the fourth patent in the July 2011 district court case against Qualcomm (the “’342 Patent”).  In January 2015, the PTAB denied institution of trial for the ‘342 Patent.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations contained in this Item.  When used in this report and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “expects”, “will likely result”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements.”  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties identified in our annual report on Form 10-K for the fiscal year ended December 31, 2014 (the “Annual Report”) and in this Item 2 of Part I of this quarterly report.  Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, reliance on our intellectual property, the outcome of our intellectual property litigation and the ability to obtain adequate financing in the future.  We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

We have a three-part growth strategy that includes intellectual property licensing and/or product ventures, intellectual property enforcement, and product and component sales and design services.  Since 2005, we have generated no product or royalty revenue from our wireless technologies.  We have made significant investments in developing and protecting our technologies and products, the returns on which are dependent upon the generation of future revenues from licensing and/or product sales for realization.

Liquidity and Capital Resources

As of March 31, 2015, we had working capital of approximately $6.5 million which represented a decrease of approximately $3.6 million from working capital at December 31, 2014.  This decrease in working capital is a result of the use of approximately $4.1 million to fund operations and approximately $0.2 million used for patents and fixed assets during the first three months of 2015, partially offset by proceeds of $1.3 million from the sale of warrants.

Cash used for operations in the three months of 2015 decreased approximately $0.4 million from cash used for operations in the same period in 2014.  This decrease is primarily the result of increased payables due to the timing of litigation related expenses.

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

We expect that revenue generated from patent enforcement actions, technology licenses and/or the sale of products in 2015 may not be sufficient to cover our operational expenses for 2015, and that our expected continued losses and use of cash will be funded from available working capital.  Our current capital resources will not be sufficient to support our liquidity requirements through 2015 without the generation of sufficient revenues and/or further cost containment measures.  The implementation of further cost containment measures may jeopardize our future growth plans.

We believe we may be able to meet future liquidity needs through contingent litigation or other financing or the issuance of equity securities, although there can be no assurance that such financing will be available to us.  We currently have no significant long-term debt obligations.

The long-term continuation of our business plan beyond 2015 is dependent upon the generation of sufficient revenues from our technologies and/or products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private debt or equity financing or contingent fee arrangements, and/or reduce operating costs.  Failure to generate sufficient revenues or raise additional capital through debt or equity financings or contingent financing arrangements could cause us to reduce our operating costs which could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

Results of Operations for Each of the Three Months Ended March 31, 2015 and 2014

Revenue and Gross Margin

We reported no product or royalty revenue for the three months ended March 31, 2015 or 2014.

Revenues from product sales will be recognized at the time of shipment, or when title and risk of loss pass to the customer and other criteria for revenue recognition are met, if later. Revenues from providing services will be recognized when performance obligations are satisfied. Revenues from litigation awards, including settlements, if any, will be recognized upon final disposition of the litigation, including the outcome of any settlement discussions and/or appeals.  Revenues from litigation awards and settlements, as well as certain other patent licensing activities may be reduced by contingent fees owed to others.

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

Our research and development expenses decreased approximately $507,000, or 22%, during the three months ended March 31, 2015 when compared to the same period in 2014.  This decrease is primarily due to a reduction in personnel and related expenses, including share-based compensation expense, of approximately $377,000 and a decrease in prototype production related expenses of approximately $84,000.

The decrease in personnel and related expenses is primarily the result of a $269,000 decrease in employee share-based compensation expense from the expense attribution for long-term equity incentive awards granted to engineering executives in prior years.   Prototype production expenses vary from period to period based on the timing of various development projects.  We expect a significant percentage of our current working capital will continue to be invested in our research and product development activities.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of marketing and sales personnel costs, including share-based compensation and travel costs, and outside professional fees.  Marketing and selling expenses decreased approximately $171,000, or 26% during the three months ended March 31, 2015 when compared to the same period in 2014.  This decrease is primarily due to a decrease in fees to outside professionals of approximately $134,000 as a result of a change in fee structure from fixed to variable, commission-based fees.

General and Administrative Expenses

General and administrative expenses consist primarily of executive, director, finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside professional services, including litigation and other legal services.

General and administrative expenses increased approximately $671,000, or 23%, during the three months ended March 31, 2015 when compared to the same period in 2014, primarily as a result of an increase in litigation related fees and expenses of approximately $1,592,000 partially offset by a decrease in share-based compensation expense of approximately $983,000.  The increase in litigation related fees and expenses for the three month period is a result of increased patent related legal activities including those related to our appellate case against Qualcomm,  our patent infringement action against Qualcomm, HTC and Samsung in the middle district of Florida, and our defense of the IPR actions filed against us.  The decrease in share-based compensation expense is the result of a decrease in the price of our common stock which is used to value non-employee RSUs vesting during the quarter, and reduced expense attribution related to executive long-term equity incentive awards from prior years.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of March 31, 2015, we had outstanding warrants to purchase 7,051,378 shares of common stock that were issued in connection with the sale of equity securities.  The estimated grant date fair value of these warrants of $1,655,778 is included in shareholders’ equity in our balance sheets.

The warrants outstanding include warrants to purchase 1,399,204 shares of our common stock that were sold in connection with our November 2010 sale of equity securities.  These warrants have an exercise price of $0.54 and expire on November 3, 2015.  The remaining warrants are comprised of three warrants, each for the purchase of up to 1,884,058 shares of our common stock at exercise prices of $1.50, $2.50 and $3.50, respectively that were issued to 1624 PV, LLC on January 15, 2015.  These warrants are exercisable through January 15, 2018.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

For the three months ended March 31, 2015, there were no material changes from the market risk information disclosed under Item 7A of Part II of our Annual Report.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Reference is made to the section entitled “Legal Proceedings” in Note 10 to our unaudited financial statements included in this quarterly report for a discussion of current legal proceedings, which discussion is incorporated herein by reference.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 15, 2015, we consummated the sale of three warrants, each for the purchase of up to 1,884,058 shares of our common stock at exercise prices of $1.50, $2.50 and $3.50, respectively to 1624 PV, LLC for an aggregate purchase price of $1.3 million.  The warrants are exercisable through January 15, 2018.  The warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the investor is a sophisticated investor, with such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment.

On January 26, 2015, we issued an aggregate of 250,000 shares of our common stock with a value of $250,000 to Graubard Miller, our legal counsel, in payment for legal fees.  These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the vendor is a sophisticated investor, with such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

On May 11, 2015, we issued a press release announcing our results of operations and financial condition for the three months ended March 31, 2015.  The press release is attached hereto as Exhibit 99.1.

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

ParkerVision, Inc.

Registrant

May 11, 2015	By: /s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 11, 2015	By: /s/Cynthia L. Poehlman
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