Form 10-Q
period 2015-06-30
PARKERVISION INC
filed 2015-08-10
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

      (X)QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 4, 2015,  98,818,517 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

PARKERVISION, INC.

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2015	2014
CURRENT ASSETS:
Cash and cash equivalents	$223,843	$218,925
Available-for-sale securities	3,756,654	10,985,000
Accounts receivable, net	20,400	0
Inventories, net	123,503	66,468
Prepaid expenses and other	593,422	812,577
Total current assets	4,717,822	12,082,970

PROPERTY AND EQUIPMENT, net	703,588	633,084

INTANGIBLE ASSETS, net	7,912,963	8,002,638
Total assets	$13,334,373	$20,718,692

CURRENT LIABILITIES:
Accounts payable	$1,694,839	$475,200
Accrued expenses:
Salaries and wages	236,714	394,964
Professional fees	514,439	940,581
Other accrued expenses	164,275	59,277
Capital leases, current portion	144,524	40,337
Deferred rent, current portion	65,085	54,426
Deferred revenue	20,000	0
Total current liabilities	2,839,876	1,964,785

LONG-TERM LIABILITIES
Capital leases, net of current portion	1,128	10,244
Deferred rent, net of current portion	89,489	127,964
Total long-term liabilities	90,617	138,208
Total liabilities	2,930,493	2,102,993

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized, 97,781,117 and 97,183,433 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	977,811	971,834
Accumulated other comprehensive loss	(11,708)	0
Warrants outstanding	1,655,778	355,778
Additional paid-in capital	331,980,038	330,867,750
Accumulated deficit	(324,198,039)	(313,579,663)
Total shareholders' equity	10,403,880	18,615,699
Total liabilities and shareholders' equity	$13,334,373	$20,718,692

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$0	$0	$0	$0
Cost of sales	0	0	0	0
Gross margin	0	0	0	0

Research and development expenses	1,694,357	2,240,694	3,451,791	4,505,174
Marketing and selling expenses	390,516	788,350	876,313	1,445,341
General and administrative expenses	2,749,503	2,846,255	6,293,317	5,719,123
Total operating expenses	4,834,376	5,875,299	10,621,421	11,669,638

Interest and other income	1,265	36,366	13,367	60,250
Interest expense	(9,283)	(2,337)	(10,322)	(3,534)
Total interest and other income and interest expense	(8,018)	34,029	3,045	56,716

Net loss	(4,842,394)	(5,841,270)	(10,618,376)	(11,612,922)

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(11,708)	332	(11,708)	8,215
Other comprehensive (loss) income, net of tax	(11,708)	332	(11,708)	8,215

Comprehensive loss	$(4,854,102)	$(5,840,938)	$(10,630,084)	$(11,604,707)

Basic and diluted net loss per common share	$(0.05)	$(0.06)	$(0.11)	$(0.12)

Weighted average common shares outstanding	97,645,311	96,999,397	97,543,304	95,359,994

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,842,394)	$(5,841,270)	$(10,618,376)	$(11,612,922)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	343,770	314,508	686,701	625,387
Share-based compensation	350,607	1,447,153	870,265	3,271,174
(Gain) loss on disposal of assets	(3,200)	887	(3,200)	887
Realized loss (gain) on available-for-sale securities	7,060	(1,014)	7,060	6,869
Changes in operating assets and liabilities:
Accounts receivable, net	(20,400)	0	(20,400)	0
Inventories	(27,410)	0	(57,035)	0
Prepaid expenses and other assets	399,459	94,397	469,155	62,919
Accounts payable and accrued expenses	(47,793)	(47,197)	740,245	(966,208)
Deferred rent	(13,909)	9,442	(27,816)	61,575
Deferred revenue	20,000	0	20,000	0
Total adjustments	1,008,184	1,818,176	2,684,975	3,062,603
Net cash used in operating activities	(3,834,210)	(4,023,094)	(7,933,401)	(8,550,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale investments	(8,325)	(35,347)	(945,422)	(11,561,474)
Proceeds from sale of investments	3,690,000	3,405,000	8,155,000	7,205,000
Proceeds from sale of assets	3,200	0	3,200	0
Payments for patent costs and other intangible assets	(302,884)	(256,323)	(466,357)	(414,410)
Purchases of property and equipment	(10,429)	(14,495)	(47,623)	(40,640)
Net cash provided by (used in) investing activities	3,371,562	3,098,835	6,698,798	(4,811,524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants in public and
private offerings	0	0	1,298,000	11,946,365
Net proceeds from exercise of options and warrants	0	728,054	0	1,655,550
Principal payments on capital lease obligation	(43,177)	(14,148)	(58,479)	(20,436)
Net cash (used in) provided by financing activities	(43,177)	713,906	1,239,521	13,581,479

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS	(505,825)	(210,353)	4,918	219,636

CASH AND CASH EQUIVALENTS, beginning of period	729,668	652,686	218,925	222,697

CASH AND CASH EQUIVALENTS, end of period	$223,843	$442,333	$223,843	$442,333

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

In June 2015, we implemented a reduction in staff which will result in a 39% reduction in our recurring payroll costs (see Note 12).  Also in June, we entered into a fully contingent funding arrangement for our ongoing patent infringement litigation against Qualcomm, HTC and Samsung in district court.  Despite these cost reduction measures, we expect that revenues generated from patent enforcement actions, technology licenses and/or the sale of products in 2015 will not be sufficient to cover our operational expenses for 2015, and that our expected continued losses and use of cash will be funded from available working capital.

Our capital resources at June 30, 2015 include cash, cash equivalents, and available-for-sale securities of approximately $4.0 million.  These capital resources will not be sufficient to support our liquidity requirements through 2015 without the generation of sufficient revenues or further cost containment measures, which, if implemented, may jeopardize our future growth plans.  These circumstances raise substantial doubt about our ability to continue as a going concern.  We may secure additional funding through public or private debt or equity financing arrangements or contingent fee arrangements, although no such arrangements are in place at this time.

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

3.  Basis of Presentation

The accompanying unaudited financial statements for the period ended June 30, 2015 were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations have been included.

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

Options and warrants to purchase  13,224,282  and 7,649,496 shares of common stock were outstanding at June 30, 2015 and 2014, respectively.  In addition, unvested restricted stock units (“RSUs”), representing 1,855,642 and  1,714,825 shares of common stock, were outstanding at June 30, 2015 and 2014, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

6. Inventories

Inventories consisted of the following:

	June 30, 2015	December 31, 2014
Work-in-process	$79,746	$66,468
Finished goods	43,757	0
	123,503	66,468
Less allowance for inventory obsolescence	0	0
Total inventories	$123,503	$66,468

7.   Intangible Assets

Intangible assets consist of the following:

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$20,082,834	$12,169,871	$7,912,963
Prepaid licensing fees	574,000	574,000	0
	$20,656,834	$12,743,871	$7,912,963

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$19,616,477	$11,613,839	$8,002,638
Prepaid licensing fees	574,000	574,000	0
	$20,190,477	$12,187,839	$8,002,638

8.  Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2014.

The following table presents share-based compensation expense included in our statements of comprehensive loss for the three and six month periods ended June 30, 2015 and 2014, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Research and development expense	$7,014	$349,409	$122,258	$733,484
Sales and marketing expense	8,078	69,574	29,511	143,752
General and administrative expense	352,510	1,028,170	735,491	2,393,938
Total share-based expense	$367,602	$1,447,153	$887,260	$3,271,174

As of June 30, 2015, we had approximately $0.3 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of approximately  one year.

For the three and six-month periods ended June 30, 2015, total share based compensation expense includes $16,995 representing the fair value of shares withheld for payment of payroll taxes on the distribution of employee share-based compensation awards.  General and administrative share-based compensation expense includes expense recognized upon vesting of RSUs awarded to consultants of approximately $76,000 and $158,000 for the three months ended June 30, 2015 and 2014, respectively, and approximately $192,000 and $633,000, for the six months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015, we have an aggregate of 80,000 time-based RSUs and 750,000 performance-based RSUs awarded to consultants that remain unvested.  The time-based RSUs, awarded in August 2014, vest in equal monthly installments through August 2015.  The performance-based RSUs, awarded in November 2013, vest only upon achievement of certain market conditions, as measured based on the closing price of our common stock during a period ending on the earlier of (i) December 31, 2015 or (ii) thirty days following termination of the related consulting agreements.  Achievement of the specified market conditions is not considered probable as of June 30, 2015.  Upon thirty days’ notice, the consulting agreements may be terminated and any unvested portion of the time-based or performance-based RSUs will be cancelled.

9.   Stock Authorization and Issuance

On January 15, 2015, we consummated the sale of three warrants, each for the purchase of up to 1,884,058 shares of our common stock at exercise prices of $1.50,  $2.50 and $3.50, respectively, to 1624 PV, LLC (“1624”) for an aggregate purchase price of approximately $1.3 million.  The warrants are exercisable through January 15, 2018.  On January 26, 2015, we issued 250,000 shares of unregistered common stock to our securities counsel, Graubard Miller, in exchange for a $250,000 prepaid retainer for legal services.  The common stock issuable upon exercise of the warrants issued to 1624 and the shares of common stock issued to Graubard Miller were registered on Form S-3 (File No. 333-202802) which was declared effective on May 4, 2015.

10. Fair Value Measurements

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis include the following as of June 30, 2015 and December 31, 2014:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015:
Available-for-sale securities:
Municipal bond mutual funds	$3,756,654	$3,756,654	$0	$0

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014:
Available-for-sale securities:
Municipal bond mutual funds	$10,985,000	$10,985,000	$0	$0

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

ParkerVision vs. Qualcomm, Inc.

In October 2013, a jury in the United States District Court of the Middle District of Florida awarded us $172.7 million in damages in a patent infringement action filed against Qualcomm Incorporated (“Qualcomm”) in July 2011.  The jury also found that Qualcomm did not prove its claims of invalidity for any of the eleven claims of the four patents in the case.  On June 20, 2014, a final district court ruling was issued in which the court denied Qualcomm’s motion to overturn the jury’s verdict regarding patent validity but granted Qualcomm’s motion to overturn the jury’s verdict of infringement.   We appealed this decision to the U.S. Court of Appeals for the Federal Circuit.  Qualcomm filed a counter-appeal on the issues of validity and damages.   On July 31, 2015, the appellate court issued its opinion, upholding the district court’s determination of non-infringement.  In addition, the appellate court overturned the district court’s decision on validity, ruling that ten of the eleven patent claims in the case were invalid.  We are currently evaluating our next steps in this case.

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

RPX and Farmwald vs. ParkerVision

In June 2014, RPX Corporation and Michael Farmwald (collectively, the “Petitioners”) filed petitions for Inter Partes review (“IPR”) with the Patent Trial and Appeal Board of the United States Patent and Trademark Office (“PTAB”) seeking to invalidate certain claims related to three of the four patents in our July 2011 district court case against Qualcomm.  In December 2014, the PTAB issued a decision to institute trial on certain claims included in the three petitions, but denied institution of one of the challenged claims.  We filed our responses to the petitions in March 2015 and the Petitioners’ replies were filed on June 26, 2015.  Oral arguments are scheduled for August 27, 2015 and a decision from the PTAB is expected in December 2015.

In July 2014, the Petitioners filed an additional IPR petition seeking to invalidate certain claims of the fourth patent in the July 2011 district court case against Qualcomm (the “’342 Patent”).  In January 2015, the PTAB denied institution of trial for the ‘342 Patent.

These IPRs could be affected by final disposition in the July 2011 patent infringement case against Qualcomm.

12.  Termination Benefits

On June 8, 2015, we implemented a reduction in staff in order to reduce our ongoing operating expenses, resulting in a one-time charge to operating expenses of approximately $313,000 for the three and six months ended June 30, 2015.   Accrued severance benefits consist of the following:

Accrued severance benefits, beginning of period	$0
Severance costs incurred	313,000
Costs paid or settled	(228,000)
Accrued severance benefits, end of period	$85,000

Approximately $46,000 of the accrued severance benefits were settled by the issuance of share-based compensation during the three months ended June 30, 2015.  Accrued severance benefits are included in other accrued expenses in the accompanying balance sheets.

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

Liquidity and Capital Resources

As of June 30, 2015, we had working capital of approximately $1.9 million which represented a decrease of approximately $8.2 million from working capital at December 31, 2014.  This decrease in working capital is a result of the use of approximately $7.9 million to fund operations and approximately $0.5 million used for patents and fixed assets during the first half of 2015, partially offset by proceeds of $1.3 million from the sale of warrants.

Cash used for operations in the first six months of 2015 decreased approximately $0.6 million from cash used for operations in the same period in 2014.  This decrease is primarily the result of the timing on payments of litigation related expenses incurred.

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

In June 2015, we implemented a reduction in staff which will result in a 39% reduction in our recurring future payroll costs.   Also in June, we entered into a fully contingent funding arrangement for our ongoing patent infringement litigation against Qualcomm, HTC and Samsung which is expected to reduce our future litigation fees and expenses.

Despite these cost reduction measures, we expect that revenue generated from patent enforcement actions,

technology licenses and/or the sale of products in 2015 will not be sufficient to cover our operational expenses for 2015, and that our expected continued losses and use of cash will be funded from available working capital.  Our current capital resources will not be sufficient to support our liquidity requirements through 2015 without the generation of sufficient revenues and/or further cost containment measures.  The implementation of further cost containment measures may jeopardize our future growth plans.

We are currently exploring various funding opportunities including additional contingent financing arrangements.  We believe we will be able to raise additional capital through contingent financing or debt or equity financings, although we do not have any such arrangements currently in place.

The long-term continuation of our business plan beyond 2015 is dependent upon the generation of sufficient revenues from our technologies and/or products to offset expenses.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private debt or equity financing, enter into additional contingent fee arrangements, and/or reduce operating costs.  Failure to generate sufficient revenues or raise additional capital through debt or equity financings or contingent financing arrangements could cause us to reduce our operating costs which could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

Results of Operations for Each of the Three and Six Months Ended June 30, 2015 and 2014

Revenue and Gross Margin

We reported no product or royalty revenue for the three and six month periods ended June 30, 2015 or 2014.  At June 30, 2015, we have deferred revenue of approximately $20,000 representing initial component product inventory shipped to a distributor.

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

Our research and development expenses decreased approximately $546,000, or 24%, during the three months ended June 30, 2015 when compared to the same period in 2014.  This decrease is primarily due to a reduction in personnel and related expenses, including share-based compensation expense, of approximately $372,000 and a decrease in prototype production related expenses of approximately $169,000.

Our research and development expenses decreased approximately $1,053,000, or 23%, during the six months ended June 30, 2015 when compared to the same period in 2014.  This decrease is primarily due to a reduction in personnel and related expenses, including share-based compensation expense, of approximately $771,000 and a decrease in prototype production related expenses of approximately $292,000.

The decrease in personnel and related expenses is primarily the result of a decrease in employee share-based compensation expense of approximately $342,000 and $611,000 for the three and six month periods, respectively.  This reduction is a result of a decrease in expense attribution for long-term equity incentive awards granted to engineering executives in prior years and an increase in forfeitures of unvested awards as a result of our June 2015 workforce reduction.   Our personnel and related expenses for the three and six months ended June 30, 2015 included approximately $184,000 in one-time termination charges related to our June 2015 workforce reduction which was offset by an overall decreases in wages and related personnel costs.

Prototype production expenses vary from period to period based on the timing of various development projects.  We expect a significant percentage of our current working capital will continue to be invested in our research and product development activities.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of marketing and sales personnel costs, including share-based compensation and travel costs, and outside professional fees.  Our marketing and selling expenses decreased approximately $398,000, or 50% during the three months ended June 30, 2015 when compared to the same period in 2014.  This decrease is primarily due to a reduction in outside professional fees of approximately $349,000 and a decrease in share-based compensation of approximately $61,000.

Our marketing and selling expenses decreased approximately $569,000, or 39% during the six months ended June 30, 2015 when compared to the same period in 2014.  This decrease is primarily due to a decrease in fees to outside professionals of approximately $483,000 and a decrease in share-based compensation expense of approximately $114,000.

The decrease in fees to outside professionals for the three and six month periods ended June 30, 2015 is a result of a change in fee structure for certain consultants from a fixed monthly retainer to commission-based fees.  The decrease in share-based compensation expense for the three and six month periods ended June 30, 2015 is the result of a decrease in expense attribution for long-term equity incentive awards granted to sales and marketing employees in prior years and an increase in forfeitures of unvested awards as a result of  our June 2015 workforce reduction.

General and Administrative Expenses

General and administrative expenses consist primarily of executive, director, finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside professional services, including litigation and other legal services.

Our general and administrative expenses decreased approximately $97,000, or 3%, during the three months ended June 30, 2015 when compared to the same period in 2014, primarily as a result of a decrease in share-based compensation expense of approximately $676,000, partially offset by an increase in litigation related fees and expenses of approximately $423,000 and an increase in personnel costs, including one-time termination charges, of approximately $111,000.  Our general and administrative expenses increased approximately $574,000, or 10%, during the six months ended June 30, 2015 when compared to the same period in 2014, primarily as a result of an increase in litigation related fees and expenses of approximately $2,016,000 partially offset by a decrease in share-based compensation expense of approximately $1,658,000.

The increase in litigation related fees and expenses for the three and six month periods ended June 30, 2015 is a result of increased patent related legal activities including those related to our appellate case against Qualcomm, our patent infringement action against Qualcomm, HTC and Samsung in the middle district of Florida, and our defense of the IPR actions filed against us.  In June 2015, we entered into a fully contingent fee arrangement with McKool Smith for our ongoing litigation against Qualcomm, HTC, and Samsung. This arrangement will reduce our future litigation fees and expenses in this case which is expected to go to trial in August 2016.

The decrease in share-based compensation expense for the three and six month periods ended June 30, 2015 is the result of a decrease in the price of our common stock which is used to determine fair value for non-employee RSUs vesting during the periods, as well as reduced expense attribution related to executive long-term equity incentive awards from prior years.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of June 30, 2015, we had outstanding warrants to purchase 7,051,378 shares of common stock that were issued in connection with the sale of equity securities.  The estimated grant date fair value of these warrants of $1,655,778 is included in shareholders’ equity in our balance sheets.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

For the three and six months ended June 30, 2015, there were no material changes from the market risk information disclosed under Item 7A of Part II of our Annual Report.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Reference is made to the section entitled “Legal Proceedings” in Note 11 to our unaudited financial statements included in this quarterly report for a discussion of current legal proceedings, which discussion is incorporated herein by reference.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

On August 10, 2015, we issued a press release announcing our results of operations and financial condition for the three and six months ended June 30, 2015.  The press release is attached hereto as Exhibit 99.1.

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

ParkerVision, Inc.

Registrant

August 10, 2015	By: /s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 10, 2015	By: /s/Cynthia L. Poehlman
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