Form 10-Q
period 2015-09-30
PARKERVISION INC
filed 2015-11-09
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

      (X)QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 4, 2015,   98,882,362 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

PARKERVISION, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2015	2014
CURRENT ASSETS:
Cash and cash equivalents	$305,650	$218,925
Available-for-sale securities	1,413,450	10,985,000
Accounts receivable, net	5,475	0
Inventories	142,146	66,468
Prepaid expenses and other	482,474	812,577
Total current assets	2,349,195	12,082,970

PROPERTY AND EQUIPMENT, net	640,522	633,084

INTANGIBLE ASSETS, net	7,709,929	8,002,638
Total assets	$10,699,646	$20,718,692

CURRENT LIABILITIES:
Accounts payable	$2,057,886	$475,200
Accrued expenses:
Salaries and wages	290,427	394,964
Professional fees	450,669	940,581
Other accrued expenses	211,694	59,277
Capital leases, current portion	99,427	40,337
Deferred rent, current portion	69,481	54,426
Deferred revenue	22,492	0
Total current liabilities	3,202,076	1,964,785

LONG-TERM LIABILITIES
Capital leases, net of current portion	710	10,244
Deferred rent, net of current portion	71,186	127,964
Total long-term liabilities	71,896	138,208
Total liabilities	3,273,972	2,102,993

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 150,000,000 shares authorized, 99,880,279 and 97,183,433 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	988,803	971,834
Accumulated other comprehensive loss	(2,911)	0
Warrants outstanding	1,655,778	355,778
Additional paid-in capital	332,117,559	330,867,750
Accumulated deficit	(327,333,555)	(313,579,663)
Total shareholders' equity	7,425,674	18,615,699
Total liabilities and shareholders' equity	$10,699,646	$20,718,692

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Product and services revenue	$5,483	$0	$5,483	$0
Cost of sales	5,046	0	5,046	0
Gross margin	437	0	437	0

Research and development expenses	1,094,076	1,945,365	4,545,867	6,450,539
Marketing and selling expenses	308,535	727,833	1,184,848	2,173,174
General and administrative expenses	1,725,252	3,758,950	8,018,569	9,478,073
Total operating expenses	3,127,863	6,432,148	13,749,284	18,101,786

Interest and other income	(1,145)	24,925	12,222	85,175
Interest expense	(6,945)	(1,905)	(17,267)	(5,439)
Total interest and other income and interest expense	(8,090)	23,020	(5,045)	79,736

Net loss	(3,135,516)	(6,409,128)	(13,753,892)	(18,022,050)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	8,797	0	(2,911)	8,215
Other comprehensive income (loss), net of tax	8,797	0	(2,911)	8,215

Comprehensive loss	$(3,126,719)	$(6,409,128)	$(13,756,803)	$(18,013,835)

Basic and diluted net loss per common share	$(0.03)	$(0.07)	$(0.14)	$(0.19)

Weighted average common shares outstanding	98,667,367	97,017,009	97,922,109	95,918,402

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,135,516)	$(6,409,128)	$(13,753,892)	$(18,022,050)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	327,551	318,470	976,952	943,857
Share-based compensation	115,201	690,168	985,466	3,961,342
(Gain) loss on disposal of assets	(1,000)	0	(4,200)	887
Realized loss on available-for-sale securities	5,891	0	12,951	6,869
Changes in operating assets and liabilities:
Accounts receivable, net	14,925	0	(5,475)	0
Inventories	0	0	(19,735)	0
Prepaid expenses and other assets	110,948	(120,384)	580,103	(57,465)
Accounts payable and accrued expenses	433,721	1,069,742	1,173,966	103,534
Deferred rent	(13,907)	(11,902)	(41,723)	49,673
Deferred revenue	2,492	0	22,492	0
Total adjustments	995,822	1,946,094	3,680,797	5,008,697
Net cash used in operating activities	(2,139,694)	(4,463,034)	(10,073,095)	(13,013,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale investments	(3,890)	(24,925)	(949,312)	(11,586,399)
Proceeds from sale of investments	2,350,000	4,755,000	10,505,000	11,960,000
Proceeds from sale of assets	1,000	0	4,200	0
Payments for patent costs and other intangible assets	(76,446)	(91,496)	(542,803)	(505,906)
Purchases of property and equipment	(3,648)	(224,000)	(51,271)	(264,640)
Net cash provided by (used in) investing activities	2,267,016	4,414,579	8,965,814	(396,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants in
public and private offerings	0	0	1,298,000	11,946,365
Net proceeds from exercise of options and warrants	0	0	0	1,655,550
Principal payments on capital lease obligations	(45,515)	(14,436)	(103,994)	(34,872)
Net cash (used in) provided by financing activities	(45,515)	(14,436)	1,194,006	13,567,043

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	81,807	(62,891)	86,725	156,745

CASH AND CASH EQUIVALENTS, beginning of period	223,843	442,333	218,925	222,697

CASH AND CASH EQUIVALENTS, end of period	$305,650	$379,442	$305,650	$379,442

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

In June 2015, we implemented a reduction in staff which resulted in a reduction in our recurring payroll costs of approximately 40% (see Note 12).  Also in June 2015, we entered into a fully contingent funding arrangement for our ongoing patent infringement litigation against Qualcomm, HTC and Samsung in district court.  Despite these cost reduction measures, revenues generated from patent enforcement actions, technology licenses and/or the sale of products and services in 2015 will not be sufficient to cover our operational expenses for 2015.

Our capital resources at September 30, 2015 include cash, cash equivalents, and available-for-sale securities of approximately $1.7 million.  These capital resources are not sufficient to support our liquidity requirements through 2015.  At September 30, 2015, our current liabilities exceed our current assets by approximately $0.85 million.  These circumstances raise substantial doubt about our ability to continue as a going concern.

We may secure additional working capital through public or private debt or equity financing arrangements, although no such arrangements are in place at this time.   Failure to obtain additional funding from debt or equity financing arrangements may require us to further reduce our operating costs which could have a material adverse effect on our ability to meet our business objectives.  Failure to obtain additional funding and/or further reduce operating costs could have a material adverse effect on our ability to meet both short-term and longer-term liquidity needs.  In addition, the incurrence of debt may result in the imposition of operational limitations and other covenant and payment obligations which may be burdensome to us.

Our future business plans call for continued investment in patent enforcement activities to protect our intellectual property rights.   We believe these efforts will be largely, if not entirely, funded under contingent-based funding arrangements where the funding party is repaid from proceeds resulting from our patent licensing and enforcement activities.  In December 2014, we entered into a funding agreement with 1624 PV, LLC (“1624”) whereby 1624 committed to fund up to $7 million for legal fees and expenses for specified future patent infringement litigation.   To the extent that we draw down committed funds under this agreement, we will be obligated to reimburse and compensate 1624 from the proceeds resulting from the specified actions as well as proceeds from other ongoing and/or future patent-related activities.   To date, we have not drawn any funds under this agreement, and therefore have no contingent obligation to 1624.  We expect to continue to evaluate this and other litigation funding arrangements to support our future business plans.

Our future business plans also call for continued investment in product development and sales, marketing, and customer support for our technologies and products.  Our ability to generate revenues sufficient to offset costs is subject to successfully enforcing our intellectual property rights and securing new product and licensing customers for our technologies.   The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from our technologies and/or products to offset expenses.

3.  Basis of Presentation

The accompanying unaudited financial statements for the period ended September 30, 2015 were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations have been included.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The year-end balance sheet data was derived from audited financial statements for the year ended December 31, 2014, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2014.

4.   Accounting Policies

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, firstout (“LIFO”) method by prescribing inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”),  to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for interim and annual periods beginning after December 15, 2016 and earlier adoption is permitted.  We are currently assessing the impact of this update on future discussions of our liquidity position in our financial statements and have not early adopted ASU 2014-15.

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

Options and warrants to purchase 13,086,687 and 7,765,232 shares of common stock were outstanding at September 30, 2015 and 2014, respectively.  In addition, unvested restricted stock units (“RSUs”), representing 758,334 and 2,309,901 shares of common stock, were outstanding at September 30, 2015 and 2014, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

6. Inventories

Inventories consisted of the following:

	September 30, 2015	December 31, 2014
Work-in-process	$98,396	$66,468
Finished goods	43,750	0
Total inventories	$142,146	$66,468

7.   Intangible Assets

Intangible assets consist of the following:

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$20,159,280	$12,449,351	$7,709,929
Prepaid licensing fees	574,000	574,000	0
	$20,733,280	$13,023,351	$7,709,929

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$19,616,477	$11,613,839	$8,002,638
Prepaid licensing fees	574,000	574,000	0
	$20,190,477	$12,187,839	$8,002,638

8.  Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2014.

The following table presents share-based compensation expense included in our statements of comprehensive loss for the three and nine month periods ended September 30, 2015 and 2014, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development expense	$82,670	$199,165	$204,928	$932,649
Sales and marketing expense	18,423	42,528	47,934	186,280
General and administrative expense	94,923	448,475	830,414	2,842,413
Total share-based expense	$196,016	$690,168	$1,083,276	$3,961,342

For the three and nine month periods ended September 30, 2015, total share based compensation expense includes $80,816 and $97,811, respectively, representing the fair value of shares withheld for payment of payroll taxes on the distribution of employee share-based compensation awards.

General and administrative share-based compensation expense includes expense recognized upon vesting of RSUs awarded to consultants of approximately  $29,000 and $50,000 for the three months ended September 30, 2015 and 2014, respectively, and approximately $221,000 and $683,000, for the nine months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015, we have an aggregate of 750,000 performance-based RSUs awarded to consultants that remain unvested.  The performance-based RSUs, awarded in November 2013, vest only upon achievement of certain market conditions, as measured based on the closing price of our common stock during a period ending on the earlier of (i) December 31, 2015 or (ii) thirty days following termination of the related consulting agreements.  Achievement of the specified market conditions is not considered probable as of September 30, 2015 and, therefore no share-based compensation expense has been recorded for these awards.  Upon thirty days’ notice, the consulting agreements may be terminated and any unvested portion of the performance-based RSUs will be cancelled.

As of September 30, 2015, we had approximately $0.2 million in unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of approximately  one year.

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

10. Fair Value Measurements

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis include the following as of September 30, 2015 and December 31, 2014:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015:
Available-for-sale securities:
Municipal bond mutual funds	$1,413,450	$1,413,450	$0	$0

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014:
Available-for-sale securities:
Municipal bond mutual funds	$10,985,000	$10,985,000	$0	$0

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

ParkerVision vs. Qualcomm, Inc.

In October 2013, a jury in the United States District Court of the Middle District of Florida awarded us $172.7 million in damages in a patent infringement action filed against Qualcomm Incorporated (“Qualcomm”) in July 2011 (the “Qualcomm I Action.”).  The jury also found that Qualcomm did not prove its claims of invalidity for any of the eleven claims of the four patents in the case.  On June 20, 2014, a final district court ruling was issued in which the court denied Qualcomm’s motion to overturn the jury’s verdict regarding patent validity but granted Qualcomm’s motion to overturn the jury’s verdict of infringement.   We appealed this decision to the U.S. Court of Appeals for the Federal Circuit.  Qualcomm filed a counter-appeal on the issues of validity and damages.   On July 31, 2015, the appellate court issued its opinion, upholding the district court’s determination of non-infringement.  In addition, the appellate court overturned the district court’s decision on validity, ruling that ten of the eleven patent claims in the case were invalid.  On September 14, 2015, we filed a petition for a rehearing on the infringement decision with respect to the one claim that was not invalidated by the court (“Claim 27 of the ‘518 Patent”).  On October 2, 2015, our petition for rehearing was denied.    We are currently evaluating our options for filing an appeal with the Supreme Court.

ParkerVision vs. Qualcomm, HTC, and Samsung

In August 2014, we served a complaint in the United States District Court of the Middle District of Florida against Qualcomm, Qualcomm Atheros, Inc., HTC Corporation, HTC America, Inc., Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Telecommunications America, LLC (collectively “Defendants”) seeking unspecified damages and injunctive relief for infringement of eleven of our patents related to RF up-conversion, down-conversion, systems for control of multi-mode, multi-band communications, baseband innovations including control and system calibration, and wireless protocol conversion (the “Qualcomm II Action”) .  In November 2014, certain of the Defendants filed counterclaims of non-infringement and invalidity for all patents in the case.  A claim construction hearing was held on August 12, 2015.  The court has not yet issued its ruling with regard to claim construction.  Discovery in the case is ongoing and a trial start date is scheduled for August 1, 2016.

RPX and Farmwald vs. ParkerVision

In mid-2014, RPX Corporation and Michael Farmwald (collectively, the “Petitioners”) filed petitions for Inter Partes review (“IPR”) with the Patent Trial and Appeal Board of the United States Patent and Trademark Office (“PTAB”) seeking to invalidate eleven claims included in the four patents in our Qualcomm I Action, as well as a number of additional claims related to those same four patents.  In December 2014, the PTAB issued a  decision to institute trial on three of the four petitions which included nine of the eleven claims in the Qualcomm I Action and excluded Claim 27 of the ‘518 Patent.  In January 2015, the PTAB denied institution of trial for the fourth petition which included one of the eleven claims in the Qualcomm I Action.

As a result of the appellate court’s decision in July 2015 invalidating ten of the eleven claims in the Qualcomm I Action, we determined not to pursue defense of the remaining claims under the three outstanding IPRs.    On October 22, 2015, the PTAB dismissed these three cases.

Qualcomm Inc. and Qualcomm Atheros, Inc. vs. ParkerVision

On August 27, 2015, Qualcomm, Inc. and Qualcomm Atheros, Inc. filed an aggregate of ten petitions for IPR with the PTAB seeking to invalidate certain claims related to three of the eleven patents asserted in our Qualcomm II Action.  Our preliminary responses to these petitions, if any, must be filed by November 27, 2015.

12.  Termination Benefits

On June 8, 2015, we implemented a reduction in staff in order to reduce our ongoing operating expenses, resulting in charges to operating expenses for the three and nine month periods ended September 30, 2015.   Accrued severance benefits consist of the following for the three and nine month periods ended September 30, 2015:

	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015
Accrued severance benefits, beginning of period	$85,000	$0
Severance costs incurred	(1,700)	311,300
Costs paid or settled	(83,300)	(311,300)
Accrued severance benefits, end of period	$0	$0

Approximately $25,000 and $71,000 of the accrued severance benefits were settled by the issuance of share-based compensation during the three and nine month periods ended September 30, 2015.  Accrued severance benefits are included in accrued expenses in the accompanying balance sheets.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This quarterly report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations contained in this Item.  When used in this quarterly report and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “expects”, “will likely result”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements.”  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties identified in our annual report on Form 10-K for the fiscal year ended December 31, 2014 (the “Annual Report”) and in this Item 2 of Part I of this quarterly report.  Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, reliance on our intellectual property, the outcome of our intellectual property litigation and the ability to obtain adequate financing in the future.  We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

Liquidity and Capital Resources

At September 30, 2015, our current liabilities exceed our current assets by approximately $0.85 million.  This represented a decrease of approximately $11.0 million from working capital at December 31, 2014 as a result of the use of approximately $10.1 million to fund operations and approximately $0.6 million used for patents and fixed assets during the first nine months of 2015, partially offset by proceeds of $1.3 million from the sale of warrants.

Cash used for operations in the first nine months of 2015 decreased approximately $2.9 million from cash used for operations in the same period in 2014.  This decrease is primarily the result of a reduction in operating expenses due to a staff reduction along with the timing on payments of litigation related expenses.

In June 2015, we implemented a reduction in staff which resulted in a 37% reduction in our personnel and related costs for the three month period ended September 30, 2015 as compared to the same period in 2014.  Also in June 2015, we entered into a fully contingent funding arrangement for our ongoing patent infringement litigation against Qualcomm Incorporated (“Qualcomm”) and other which is expected to reduce our future litigation fees and expenses.

Despite our cost reduction measures, revenue generated from patent enforcement actions, technology licenses and/or the sale of products in 2015 will not be sufficient to cover our operational expenses for 2015.  In addition, our current capital resources will not be sufficient to support our liquidity requirements through 2015.  At September 30, 2015, our accounts payable included approximately $2.0 million due to law firms primarily in connection with patent infringement and Inter Partes Review (“IPR”) defense activities (see Note 11 in Item 1).  We are working with these firms on longer term payment plans for these liabilities.

We may secure additional working capital through public or private debt or equity financing arrangements, although no such arrangements are in place at this time.   Failure to obtain additional funding from debt or equity financing arrangements may require us to further reduce our operating costs which could have a material adverse effect on our ability to meet our business objectives.  Failure to obtain additional funding and/or further reduce operating costs could have a material adverse effect on our ability to meet both short-term and longer-term liquidity needs.  In addition, the incurrence of debt may result in the imposition of operational limitations and other covenant and payment obligations which may be burdensome to us.

Our future business plans calls for continued investment in patent enforcement activities to protect our intellectual property rights.   We believe these efforts will be largely, if not entirely, funded under contingent-based funding arrangements where the funding party is repaid from proceeds resulting from our patent licensing and enforcement activities.  In December 2014, we entered into a funding agreement with 1624 PV, LLC (“1624”) whereby 1624 committed to fund up to $7 million for legal fees and expenses for specified future patent infringement litigation.   To date, we have not drawn any funds under this agreement, and we have no payment obligation to 1624 under the agreement until we do so.  We expect to continue to evaluate this and other litigation funding arrangements to support our future business plans.

Our future business plans also call for continued investment in product development and sales, marketing, and customer support for our technologies and products.  Our ability to generate revenues sufficient to offset costs is subject to successfully enforcing our intellectual property rights and securing new product and licensing customers for our technologies.   The long-term continuation of our business plan is

dependent upon the generation of sufficient revenues from our technologies and/or products to offset expenses.

Results of Operations for Each of the Three and Nine  Months Ended September 30, 2015 and 2014

Revenue and Gross Margin

We reported approximately $5,500 in product and service  revenue for the three and nine month periods ended September 30, 2015.  Our gross margin for the three and nine month periods ended September 30, 2015 was approximately $400, or 7%.  Our cost of sales includes cost of materials and the cost of labor incurred under engineering design contracts.  At September 30, 2015, we have deferred revenue of approximately $22,000 representing component product inventory held by a distributor and prepaid fees under design contracts.

Revenues from product sales will be recognized at the time of shipment, or when title and risk of loss pass to the customer and other criteria for revenue recognition are met, if later. Revenues from services will be recognized when performance obligations are satisfied. Revenues from litigation awards, including settlements, if any, will be recognized upon final disposition of the litigation, including the outcome of any settlement discussions and/or appeals.  Revenues from litigation awards and settlements, as well as certain other patent licensing activities may be reduced by contingent fees owed to law firms and litigation funding parties.

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

Our research and development expenses decreased approximately $851,000, or 44%, during the three months ended September 30, 2015 when compared to the same period in 2014.  This decrease is primarily due to a reduction in personnel and related expenses of approximately $596,000,  decreases in share-based compensation expense of approximately $116,000 and a decrease in prototype production related expenses of approximately $86,000.

Our research and development expenses decreased approximately $1,905,000, or 30%, during the nine months ended September 30, 2015 when compared to the same period in 2014.  This decrease is primarily due to a reduction in personnel and related expenses of approximately $652,000, decreases in share-based compensation expense of approximately $728,000 and a decrease in prototype production related expenses of approximately $378,000.

The decrease in personnel and related expenses is primarily the result of the June 2015 reduction in workforce.  The decrease in share-based compensation expense is primarily a result of a decrease in expense attribution for long-term equity incentive awards granted to engineering executives in prior years and an increase in forfeitures of unvested awards as a result of our June 2015 workforce reduction.

Prototype production expenses vary from period to period based on the timing of various development projects.  We expect a significant percentage of our current working capital will continue to be invested in our research and product development activities.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of marketing and sales personnel costs, including share-based compensation and travel costs, and outside professional fees.  Our marketing and selling expenses decreased approximately $419,000, or 58% during the three months ended September 30, 2015 when compared to the same period in 2014.  This decrease is primarily due to a reduction in outside professional fees of approximately $351,000.

Our marketing and selling expenses decreased approximately $988,000, or 45% during the nine months ended September 30, 2015 when compared to the same period in 2014.  This decrease is primarily due to a decrease in fees to outside professionals of approximately $834,000 and a decrease in share-based compensation expense of approximately $138,000.

The decrease in fees to outside professionals for the three and nine month periods ended September 30, 2015 is a result of a change in fee structure for certain consultants from a fixed monthly retainer to commission-based fees.  The decrease in share-based compensation expense for the nine month period ended September 30, 2015 is primarily the result of a decrease in expense attribution for long-term equity incentive awards granted to sales and marketing employees in prior years.

General and Administrative Expenses

General and administrative expenses consist primarily of executive, director, finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside professional services, including litigation and other legal services.

Our general and administrative expenses decreased approximately $2,034,000, or 54%, during the three months ended September 30, 2015 when compared to the same period in 2014, primarily as a result of a decrease in litigation related fees and expenses of approximately $1,599,000 and a decrease in share-based compensation expense of approximately $354,000.

Our general and administrative expenses decreased approximately $1,460,000, or 15%, during the nine months ended September 30, 2015 when compared to the same period in 2014, primarily as a result of a decrease in share-based compensation expense of approximately $2,012,000 partially offset by an increase in litigation related fees and expenses of approximately $416,000.

The increase in litigation related fees and expenses for nine month period ended September 30, 2015 is a result of increased patent related legal activities including those related to our appellate case against Qualcomm, our patent infringement action against Qualcomm, HTC and Samsung in the middle district of Florida, and our defense of the IPR actions filed against us (see Note 11 in Item 1).  In June 2015, we entered into a fully contingent fee arrangement with our counsel, McKool Smith, for our ongoing litigation against Qualcomm, HTC, and Samsung. This arrangement will reduce our future litigation fees and expenses in this case which is expected to go to trial in August 2016.  The decrease in our litigation fees and expenses for the three month period ended September 30, 2015 is largely related to our contingent fee arrangement with McKool Smith as well as decreased legal activities associated with the various actions (see Note 11 in Item 1).

The decrease in share-based compensation expense for the three and nine month periods ended September 30, 2015 is the result of a decrease in the price of our common stock which is used to determine fair value for non-employee RSUs vesting during the periods, as well as reduced expense attribution related to executive long-term equity incentive awards from prior years.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of September 30, 2015, we had outstanding warrants to purchase 7,051,378 shares of common stock that were issued in connection with the sale of equity securities.  The estimated grant date fair value of these warrants of $1,655,778 is included in shareholders’ equity in our balance sheets.

The warrants outstanding include warrants to purchase 1,399,204 shares of our common stock at an exercise price of $0.54 that were sold in connection with our November 2010 sale of equity securities.  These warrants expired unexercised on November 3, 2015.  The remaining warrants are comprised of three warrants, each for the purchase of up to 1,884,058 shares of our common stock at exercise prices of $1.50, $2.50 and $3.50, respectively that were issued to 1624 on January 15, 2015.  These warrants are exercisable through January 15, 2018.

Contractual Obligations

There have been no material changes in our contractual obligations as set forth in our Annual Report.

Critical Accounting Policies

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out method by prescribing inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

For the three and nine months ended September 30, 2015, there were no material changes from the market risk information disclosed under Item 7A of Part II of our Annual Report.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2015.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

On November 9, 2015, we issued a press release announcing our results of operations and financial condition for the three and nine months ended September 30, 2015.  The press release is attached hereto as Exhibit 99.1.

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

ParkerVision, Inc.

Registrant

November 9, 2015	By: /s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 9, 2015	By: /s/Cynthia L. Poehlman
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