Form 10-K
period 2015-12-31
PARKERVISION INC
filed 2016-03-30
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)	(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).   Yes (  ) No (X)

As of June 30, 2015, the aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant was approximately $30,522,603 (based upon $0.38 share closing price on that date, as reported by NASDAQ).

As of March 30, 2016, 11,469,934 shares of the Issuer's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Shareholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III (Items 10, 11, 12, 13, and 14) of this report.

TABLE OF CONTENTS
3

INTRODUCTORY NOTE

Unless the context otherwise requires, in this Annual Report on Form 10-K (“Annual Report”), “we”, “us”, “our” and the “Company” mean ParkerVision, Inc.

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements include any statement that does not directly relate to any historical or current fact.  When used in this Annual Report and in future filings by the Company with the Securities and Exchange Commission (“SEC”), the words or phrases “will likely result”, “management expects”, “we expect”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify such “forward-looking statements.”   Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties set forth in this Annual Report under the heading “Item 1A. Risk Factors” and in our other periodic reports.  Examples of such risks and uncertainties include general economic and business conditions, the outcome of litigation, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, reliance on our intellectual property, and the ability to obtain adequate financing in the future. We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

PART I

Item 1.  Business.

We were incorporated under the laws of the state of Florida on August 22, 1989.  We are in the business of innovating fundamental wireless technologies.   We design, develop and market our proprietary radio frequency (“RF”) technologies and products for use in wireless communication products and applications. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States (“U.S.”) and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.

Based on the manner in which our management views and evaluates our operations, we have determined that our business currently operates under a single operating and reportable segment.  Refer to our financial statements in Item 8 of this Annual Report for financial data including net losses from operations and total assets.

Recent Developments

Reverse Stock Split
On March 24, 2016, we filed an amendment to our articles of incorporation that effected a one-for-ten reverse stock split (the “Reverse Stock Split”) of our common stock.  The amendment was approved by our board of directors on March 23, 2016 and did not require the approval of our shareholders.  The reverse stock split became effective at 5:00 pm Eastern Time on March 29, 2016 and our common stock began trading on the NASDAQ Capital Market on a post-split basis at the open of business on March 30, 2016.

As a result of the Reverse Stock Split, every ten shares of our common stock was combined into one share of our common stock.  No fractional shares of our common stock were issued in connection with the Reverse Stock Split.  Any fractional shares created as a result of the Reverse Stock Split were rounded up to the next largest whole number.  The par value and other terms of our common stock will not be affected by the Reverse Stock Split.  However, the number of shares of common stock that we are authorized to issue was proportionately reduced from 150,000,000 shares to 15,000.000

All references in this Annual Report to number of shares of common stock, price per share and weighted average shares of common stock have been adjusted to reflect the post-split amounts, unless otherwise indicated.

ITC Action and Related Funding
In December 2015, we filed a complaint with the U.S. International Trade Commission (“ITC”) alleging that Apple, Inc. (“Apple”), LG (LG Electronics, Inc., LG Electronics U.S.A., Inc., and LG Electronics MobileComm U.S.A., Inc.), Samsung (Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Semiconductor, Inc.) and Qualcomm Incorporated (“Qualcomm”) have engaged in unfair trade practices by unlawfully importing into the U.S. and selling various products that infringe certain of our patents.  The complaint requested that the ITC bar the defendants from continuing to import and sell infringing products in the U.S.  We filed a corresponding patent infringement complaint in the Middle District of Florida against these same defendants alleging infringement of four of our patents.   In January 2016, the ITC instituted an investigation based on our complaint.  Following the ITC institution decision, the corresponding district court case against these defendants and the ongoing district court proceedings against Qualcomm, HTC (HTC Corporation and HTC America, Inc.),  and Samsung that was filed in 2014 have been stayed pending the outcome of the ITC proceedings.  Refer to “Legal Proceedings” in Note 12 to our financial statements included in Item 8 for a complete discussion of these proceedings.

In February 2016, we entered into an agreement with Brickell Key Investments LP, (“BKI”) a special purpose fund under the management of Juridica Asset Management Limited, to fund the ITC and related district court action (the “Funded Actions”).  We received $11 million from BKI to be used primarily for payment of legal fees and expenses for the Funded Actions.  Under the terms of the funding agreement, we will reimburse and compensate BKI from gross proceeds generated from our patent assets, including the Funded Actions and our other patent enforcement actions and patent monetization activities, up to an agreed minimum return. Thereafter, BKI is entitled to a prorated portion of proceeds solely from the Funded Actions and only to the extent the proceeds from Funded Actions exceed the specified minimum return.

In connection with the transaction, in February 2016 we issued BKI a warrant for the purchase of up to 250,000 shares of our common stock at an exercise price of $3.50 per share (after giving effect to the Reverse Stock Split).  The warrant is exercisable for five years from the date of issuance.

We granted BKI a senior security interest in our assets until such time as the specified minimum return has been paid, at which time, the security interest will be released except with respect to the proceeds and patents specific to the Funded Actions. The security interest is enforceable by BKI in the event that we are in default under the agreement.

Refer to “Litigation Funding Agreement” in Note 16 to our financial statements included in Item 8 for a complete discussion of the BKI arrangement.

General Development of Business

Our business has been primarily focused on the development, marketing and legal enforcement of our RF technologies for mobile and other wireless products and applications. Our technologies represent among other things, unique, proprietary methods for processing RF waveforms in wireless applications. Our technologies apply to both transmit and receive functions of transmitters, receivers, and transceivers as well as other related RF communications functions. A portion of our transmit technology is marketed as Direct2Power™, or d2p™, and enables the transformation of a baseband data signal to an RF carrier waveform, at the desired RF power output level, in a single unified operation. A portion of our receiver technology is marketed as Direct2Data™, or d2d™, and enables the direct conversion of an RF carrier to a baseband data signal, as well as enabling the direct conversion of a baseband signal to a modulated RF carrier signal.  This technology is also referred to as energy transfer sampling down conversion and/or pulse-shaping up conversion.  We have developed these and a number of additional innovations which are protected by the intellectual property we have secured in various patent families for RF and related functions in RF-based communications.

Prior to 2005, our business was primarily focused on our direct conversion transceiver technology. Our business plan included efforts to license the technology as well as the development and sale of retail wireless networking products that incorporated the technology.

In 2005, we exited our retail business activities in order to better focus on our licensing efforts and on product and component development, manufacturing and sales. This strategy coincided with the introduction of a new family of wireless technologies, the transmit, or d2p, technology family. Our primary target market became the mobile handset industry and over the next several years we focused our marketing and sales efforts within this industry.

In 2007, we entered into a licensing and engineering services agreement with VIA Telecom, Inc. (“VIA”), a CDMA baseband provider, under the terms of which VIA had the right to manufacture devices based on our technology and pay us a per unit royalty for the license. However, the license also provided us with the right to manufacture and sell such devices ourselves to third parties. Starting in 2009, because VIA had not manufactured any royalty-producing devices under this agreement, we began working with VIA on the joint development of reference platforms that incorporated our RF products and VIA’s baseband processors without the exchange of intellectual property rights. We also worked with VIA to co-develop a sample 3G mobile handset which verified our technology in a working implementation and tested our technology’s performance. The results of these efforts were utilized to market our product to VIA’s customers. Starting in 2010, we modified our circuit layout and packaging to meet design requirements of specific VIA customers. In 2013, we entered into a formal development agreement with VIA whereby we would compensate VIA for the resources required for their development and ongoing support and maintenance of the custom interfaces between our products for a specific customer. Pursuant to the development agreement, VIA completed the custom interface for certain of its baseband processors. In 2014, we terminated our formal development agreement with VIA prior to VIA’s completion of the interface to its latest model baseband processor due to the uncertainty of the specific customer’s future use of the VIA baseband in its products.  VIA subsequently sold its CDMA-based mobile assets, including its baseband processors, to Intel Corporation (“Intel”) in 2015.

We also continued to follow leads outside of our primary target market. As a result, in 2007, we entered into a license agreement with ITT Corporation (“ITT”) for our d2p technology. From 2008 to 2010, we provided ITT with a development/demonstration platform, supported ITT in marketing our technology to their customers and seeking funding for product development, and provided subcontract services to ITT under a government contract for a transceiver application for military products. Ultimately, ITT did not manufacture any royalty-producing devices under this agreement. Since 2011, we have not been actively engaged in product development or other activities with ITT.

Our lack of tenure in the mobile handset industry coupled with the unique nature of our technology resulted in lengthy and intense technology evaluation and due diligence efforts by potential customers. Furthermore, in order to utilize our technology in a mobile handset application, our RF chipsets must interface with the baseband processor that generates the data to be transmitted and/or received. Although our technology is capable of interfacing with any baseband processor, the development of the interface between the baseband processor and our chipset requires a cooperative effort with the baseband provider. Accordingly, our marketing efforts were dependent on the activities of third parties. In addition, we believe our technology has been broadly infringed by other participants in our primary market thereby reducing the competitive advantage of our technologies. We believe these factors hindered our sales efforts, particularly in our primary market.

In 2011, through analysis of conference papers and tear down reports, we concluded that Qualcomm’s products were infringing our energy transfer sampling down conversion technology.  Based on our belief that our technology is widely-deployed in the mobile handset market as a result of infringement of our patents, we began to more vigorously pursue an intellectual property licensing strategy which included enforcement actions. We filed our first patent infringement lawsuit against Qualcomm in July 2011 (the “Qualcomm I Action”).  In 2013, a jury ruled in our favor and awarded us $173 million in damages.  In 2014, the district court overturned this jury decision and in 2015, the appellate court upheld the district court’s ruling.  On March 28, 2016, the Supreme Court of the United States denied our petition requesting a review of the appellate court’s decision.   Despite the courts’ decisions in the Qualcomm I Action, we continue to believe that certain of our technologies are broadly infringed and have wide-spread application in the industry.  We plan to continue to vigorously pursue the successful commercialization of those technologies through every means available to us.  We have a patent infringement case pending against Qualcomm, HTC and Samsung filed in 2014 and a third infringement case pending against Apple, LG, Samsung and Qualcomm filed in December 2015 along with an ITC action (see “Recent Developments” above).

In addition to our licensing and related enforcement efforts, we began to shift our primary target market for products.  In 2013, we focused our product development efforts on internally developed component products that target markets that use less integrated RF transceivers than the mobile handset market.  In 2015, we also expanded those development efforts to include development of end user products based on these internally-developed components and technologies.

Strategy

We have a three-part growth strategy for commercializing our innovations that includes intellectual property licensing and/or product ventures, intellectual property enforcement, and product and component development, manufacturing and sales.

•	Intellectual Property Licensing and Product Ventures. In 2014, we launched a licensing/product venture campaign to explore licensing and joint product development opportunities with wireless communications companies that make, use or sell chipsets and/or products that incorporate RF. We believe there are a number of communications companies that can benefit from the use of the RF technologies we have developed, whether through a license or, in certain cases, a joint product venture that would include licensing rights. During 2014 and 2015, 3LP Advisors, LLC (“3LP”) managed our licensing operations under a licensing services agreement with us, largely on a commission basis. We terminated our agreement with 3LP effective December 31, 2015, but continue to commit both internal and external resources toward our licensing efforts.

•	Intellectual Property Enforcement. We are involved in litigation against others in order to protect and defend our intellectual property rights. We are currently involved in a number of patent infringement cases in various forums against Qualcomm and certain of their customers, including Apple, HTC, LG, and Samsung, for the unauthorized use of certain of our patents. Refer to “Recent Developments” and “General Business” above and “Legal Proceedings” in Note 12 to our financial statements included in Item 8 for a complete discussion of our patent-related legal proceedings.

•	Product and Component Sales and Services. Our product development and marketing efforts for components are focused on our RF technologies in communications industries that do not use highly integrated semiconductors, such as infrastructure, industrial and military applications. In 2014, we established a network of sales representatives throughout the U.S. and Asia and also initiated production of component products in order to provide inventory to support our sales efforts. These component products, which use our patented technology, are also the basis for an end user product line that is under development and expected to launch in 2016. We also offer, from time to time, engineering design and consulting services, for negotiated fees, to assist customers in designing and/or testing various wireless products.

Since 2005, we have generated no royalty revenue from our RF technologies and our product and services revenue has been nominal to date. Our ability to generate revenues sufficient to offset costs is subject to our ability to successfully enforce and defend our intellectual property rights and to secure new product and/or licensing customers for our technologies and products.

We believe the investments we make in new technology innovations and obtaining intellectual property rights on those innovations are critical business processes and, as such, we have and will continue to devote substantial resources to research and development for this purpose. We protect our intellectual property rights by securing patent protection and, where necessary, defending those patents against infringement by others.  We also continue to invest in the development of products incorporating our intellectual property.

Products and Services

In order to utilize RF technology in a mobile handset or certain other wireless applications, RF chipsets must interface with the baseband processor that generates the data to be transmitted and/or received.  The development of the interface between the baseband processor and RF chipsets requires a cooperative effort with the baseband provider.  As discussed above, we have designed and produced RF chipsets that interface specifically with baseband processors produced by VIA.  However, in 2014, we terminated our formal development agreement with VIA and in 2015 VIA’s CDMA assets, including its baseband processors, were sold to Intel.

Our current products include a modulator/demodulator component that incorporates our proprietary technologies, as well as a small number of supporting components that are used in the assembly of wireless devices.  In addition, we offer engineering design and consulting services to third parties for negotiated fees to assist them in developing and/or testing products.

We anticipate our future business will include licensing of our intellectual property, the joint development and/or sale of integrated circuits based on our technology for incorporation into wireless devices designed and manufactured by our customers, and the sale of products and components developed and manufactured by us.  In addition, from time to time, we may provide engineering consulting and design services to our customers, for a negotiated fee, to assist them in developing and testing prototypes and/or products incorporating wireless technologies.

Our technology is capable of being incorporated for any of the mobile handset standards, as well as numerous other communications protocols such as WiFi, Bluetooth, Zigbee, and GPS.   By pursuing both licensing and product opportunities, we believe our technologies can be deployed in multiple markets that incorporate RF transmitters, receivers, and/or transceivers, including mobile handsets, tablets, femtocells, digital television, machine-to-machine, RF identification, cable modems, satellite communication, and infrastructure, among others.  In order to secure proper compensation for the unauthorized use of our technologies by others, our licensing efforts also include enforcement actions against parties in these markets who we believe have already deployed products that infringe certain of our patented technologies.

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

To date, we are unaware of any competing or emerging RF technologies, other than infringing products, that provide all the simultaneous benefits that certain of our technologies enable.  Our unique technologies process RF carriers in a more optimal manner than prior traditional technologies, thereby allowing the creation of handsets and other products that have extended battery life, lower operating temperatures, more easily incorporate multiple air interface standards and frequencies in smaller form factors, improve operational performance, and reduce manufacturing costs.   One or more of these benefits enable some of the key features that can be found in high volume wireless products.  Our technologies provide such attractive benefits, in part, because of their unique operational and/or circuit architectures.  The benefits our technologies enable include highly accurate transmission and reception of RF carriers that use less power than traditional architectures and components, thereby extending battery life, reducing heat and enabling certain size, cost, performance, and packaging advantages.

We believe the most significant hurdle to the licensing and/or sale of our technologies and products is the widespread use of certain of our technologies in infringing products produced by companies with significantly greater financial, technical and sales and marketing resources.  In some cases, the disruptive nature of our technologies, the required integration of our technologies with other sub-systems in semiconductor systems on-chip, and our lack of tenure in the markets we are targeting provide further hurdles to adoption.  We believe we can gain adoption and/or secure licensing agreements with unauthorized current users of one or more of our technologies, and therefore compete, based on a solid and defensible patent portfolio and the advantages enabled by our unique circuit architectures.  Our circuit architectures are capable of being compliant with all current mobile phone and numerous other wireless industry standards and can be configured to accept all standard baseband data interfaces with the cooperation of the baseband processor providers.  In addition, we believe that one or more of our technology’s abilities to provide improved power efficiencies, highly accurate RF carrier waveforms, reduced cost, smaller form factors and better manufacturing yields, provides a sought-after solution to existing problems in applications for 3G, 4G, and next-generation mobile wireless standards, as well as in other applications that use wireless and wired RF where we believe our technologies can provide an attractive solution.

Production and Supply

We carry finished product inventory of our modulator/demodulator product to support our component sales efforts.  Our work-in-process inventory includes unprocessed wafers that can be diced, packaged and tested with minimal lead time to provide additional finished product inventory.  In addition, we own the tooling to fabricate additional components, subject to a standard foundry lead time, through our fabrication relationships with IBM Microelectronics (“IBM”).   In addition to IBM, we also have a fabrication relationship with Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) using a CMOS semiconductor process for certain components.  We believe IBM and TSMC have sufficient capacity to meet our foreseeable needs.  In addition, our integrated circuits have been and can be produced using different materials and processes, if necessary, to satisfy capacity requirements and/or customer preferences.   In instances where our customer licenses our intellectual property, the production capacity risk shifts to that customer.

Patents and Trademarks

We consider our intellectual property, including patents, patent applications, trademarks, and trade secrets to be significant to our competitive positioning.   We have a program to file applications for and obtain patents, copyrights, and trademarks in the U.S. and in selected foreign countries where we believe filing for such protection is appropriate to establish and maintain our proprietary rights in our technology and products.  As of December 31, 2015, we had 187 U.S. and 88 foreign patents related to our RF technologies.  In addition, we have approximately 45 U.S. and foreign patent applications pending.  We estimate the economic lives of our patents to be fifteen to twenty years and our current portfolio of issued patents have expirations ranging from 2018 to 2032.

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

Research and Development

For the years ended December 31, 2015, 2014, and 2013 we spent approximately $5.5 million, $8.5 million, and $10.4 million, respectively, on Company-sponsored research and development activities.  Our research and development efforts have been, and are expected to continue to be, devoted to the development and advancement of RF technologies, including the development of prototype integrated circuits for proof of concept purposes, the development of production-ready silicon samples, reference designs and products for specific applications, and the creation of test programs for quality control testing of our chipsets and/or products.

Employees

As of December 31, 2015, we had 21 full-time and 2 part-time employees, of which 12 are employed in engineering research and development, 11 in executive management, sales, marketing, finance, and administration.  Our employees are not represented by a labor union.  We consider our employee relations satisfactory.

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

Our independent registered certified public accounting firm has included in their audit opinion on our financial statements as of and for the year ended December 31, 2015 a statement with respect to substantial doubt regarding our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.  The substantial doubt as to our ability to continue as a going concern may adversely affect our ability to negotiate reasonable terms with our suppliers and may adversely affect our ability to raise additional capital in the future.

We have had a history of losses which may ultimately compromise our ability to implement our business plan and continue in operation.

We have had losses in each year since our inception in 1989, and continue to have an accumulated deficit which, at December 31, 2015, was approximately $330.7 million.  The net loss for 2015 was approximately $17.1 million.  To date, our technologies and products have not produced revenues sufficient to cover operating, research and development and overhead costs.  We will continue to make expenditures on patent protection and enforcement, research and development, marketing, and general operations in order to secure and fulfill any contracts that we achieve for the sale of our products or technologies.  Our revenues in 2016 may not bring the Company to profitability and our current capital resources will not be sufficient to sustain our operations through 2016.  If we are not able to generate sufficient revenues or obtain sufficient capital resources, we will not be able to implement our business plan and investors will suffer a loss in their investment.  This may also result in a change in our business strategies.

We expect to need additional capital in the future.  Failure to raise such additional capital may prevent us from implementing our business plan as currently formulated.

Because we have had net losses and, to date, have not generated positive cash flow from operations, we have funded our operating losses from the sale of equity securities from time to time.  We anticipate that our business plan will continue to require significant expenditures for patent protection, research and development, marketing, and general operations.  Furthermore, we expect that the implementation of significant cost reduction measures in order to reduce our cash needs may jeopardize our operations and future growth plans.  Our current unrestricted capital resources include cash and available-for-sale securities of $2 million at December 31, 2015, $1 million in net proceeds from our January 2016 sale of common stock, and $1 million in unrestricted funding received in March 2016 under a litigation funding arrangement.   We received $10 million in February 2016 from a litigation funding party; however, these funds are for specified use in patent enforcement actions initiated in December 2015.  Without the generation of sufficient revenues, our current capital resources will not be sufficient to meet our working capital needs for 2016 and we may require additional capital to fund our operations.  Financing, if any, may be in the form of additional litigation funding arrangements or additional sales of equity securities, including common or preferred stock.  Additional litigation funding arrangements will result in further reductions in the amount of net proceeds from litigation and/or licensing activities retained by us.  The sale of preferred stock may result in the imposition of operational limitations and other covenants and payment obligations, any of which may be burdensome to us. The sale of equity securities, including common or preferred stock, may result in dilution to the current shareholders’ ownership.  The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from patent enforcement actions or the sale or license of our products or technologies, additional funding, reducing expenses or a combination of the foregoing.  The failure to generate sufficient revenues, raise capital or reduce expenses will have a material adverse effect on our ability to achieve our long-term business objectives.

If our patents and intellectual property rights do not provide us with the anticipated market protections, our competitive position, business, and prospects will be impaired.

We rely on our intellectual property rights, including patents and patent applications, to provide competitive advantage and protect us from theft of our intellectual property.  We believe that our patents are for entirely new technologies and that our patents are valid, enforceable and valuable.  However, third parties have made claims of invalidity with respect to certain of our patents and other similar claims may be brought in the future.  For example, in the Qualcomm I Action, the appellate court ruled that ten of eleven patent claims that were subject of our Qualcomm I Action were invalid.  If our patents are shown not to be as broad as currently believed, or are otherwise challenged such that some or all of the protection is lost, we will suffer adverse effects from the loss of competitive advantage and our ability to offer unique products and technologies.  As a result, there would be an adverse impact on our financial condition and business prospects.  Furthermore, defending against challenges to our patents may give rise to material costs for defense and divert resources away from our other activities.

Our litigation can be time-consuming, costly and we cannot anticipate the results.

Since 2011, we have spent a significant amount of our financial and management resources to pursue patent infringement litigation against third parties.  We believe this litigation, and others that we may in the future determine to pursue, could continue to consume management and financial resources for long periods of time.  There can be no assurance that our current or future litigation matters will ultimately result in a favorable outcome for us.  In addition, even if we obtain favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the matter.  Unfavorable outcomes could result in exhaustion of our financial resources and could otherwise hinder our ability to pursue licensing and/or product opportunities for our technologies which would have a material adverse impact on our financial condition, results of operations, cash flows, and business prospects.  We have contingent fee arrangements in place with others to reduce our litigation related expenditures; however any litigation-based, or other patent related, amounts collected by us will be subject to contingency payments to our legal counsel and other funding parties which will reduce the amount retained by us.

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

Because of the rapid technological development that regularly occurs in the wireless technology industry, we must continually devote substantial resources to developing and improving our technology and introducing new product offerings.  For example, in fiscal years 2015 and 2014, we spent approximately $5.5 million and $8.5 million, respectively, on research and development and, we expect to continue to spend a significant amount in this area in the future. These efforts and expenditures are necessary to establish market share and, ultimately, to generate revenues. If another company offers better products or technologies, a competitive position or market window opportunity may be lost, and therefore our revenues or revenue potential may be adversely affected.

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

The successful commercialization of our products will be impacted, in part, by factors outside of our control including the success and timing of product development and sales support activities of the suppliers of baseband processors with which our products interface.  Delays in or failure of a baseband supplier’s product development or sales support activities, such as occurred in the case of our relationship with VIA, will hinder the commercialization of our products which will have an adverse impact on our ability to generate revenues and recover development expenses.

We rely, in large part, on key business and sales relationships for the successful commercialization of our products, which if not developed or maintained, will have an adverse impact on achieving market awareness and acceptance and will result in a loss of business opportunity.

To achieve a wide market awareness and acceptance of our products and technologies, as part of our business strategy, we will attempt to enter into a variety of business relationships with other companies which will incorporate our technologies into their products and/or market products based on our technologies.  The successful commercialization of our products and technologies will depend in part on our ability to meet obligations under contracts with respect to the products and related development requirements.  The failure to develop or maintain these business relationships will limit the commercialization of our products and technologies which will have an adverse impact on our business development and our ability to generate revenues and recover development expenses.

We are highly dependent on Mr. Jeffrey Parker as our chief executive officer.  If his services were lost, it would have an adverse impact on the execution of our business plan.

Because of Mr. Parker’s leadership position in the company and the respect he has garnered in both the industry in which we operate and the investment community, the loss of his services might be seen as an impediment to the execution of our business plan.  If Mr. Parker was no longer available to the company, investors might experience an adverse impact on their investment.  We currently have an employment agreement and maintain key-employee life insurance for our benefit for Mr. Parker.

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

At December 31, 2015, (after giving effect to the one-for-ten reverse stock split) we had 11,015,180 shares of common stock outstanding and had 1,223,418 options, warrants, and restricted share units outstanding for the purchase and/or issuance of additional shares of common stock.  Of these outstanding equity instruments, 1,153,329 were exercisable as of December 31, 2015.  All of the shares of common stock underlying these securities is registered for sale to the holder or for public resale by the holder.  The amount of common stock available for the sales may have an adverse impact on our ability to raise capital and may affect the price and liquidity of the common stock in the public market.  In addition, the issuance of these shares of common stock will have a dilutive effect on current shareholders’ ownership.

The price of our common stock may be subject to substantial volatility.

The trading price of our common stock has been and may continue to be volatile.  Between January 1, 2014 and December 31, 2015 (after giving effect to the one-for-ten reverse stock split), the reported high and low sales prices for our common stock ranged between $1.50 and $58 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control.  These factors include, but are not limited to, developments in outstanding litigations, our performance and prospects, general conditions of the markets in which we compete, and economic and financial conditions.  Such volatility could materially and adversely affect the market price of our common stock in future periods.

The bid price of our common stock has been below the minimum requirement for the NASDAQ Capital Market and there can be no assurance that we will be able to regain compliance with the minimum bid price requirement for trading on that market or another national securities exchange.

Since April 21, 2015, we have not been in compliance with the NASDAQ minimum bid price requirement of $1. We have been afforded until April 18, 2016 to regain compliance.  Effective for the open of trading on March 30, 2016, we executed a one-for-ten reverse split of our common stock.  We intend to actively monitor the bid price for our common stock between now and April 18, 2016.  The bid price of our common stock must remain at or above $1 for at least ten consecutive trading days in order to regain compliance.  There can be no assurance, however, that we will be able to do so, or that we will be able to maintain compliance with NASDAQ’s other continued listing standards. If we are unable to regain compliance with the minimum bid price requirement, or maintain compliance with the other continued listing standards, our common stock may no longer be listed on NASDAQ or another national securities exchange and the liquidity and market price of our common stock may be adversely affected.

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

On November 17, 2005, as amended on November 20, 2015, our board of directors adopted a shareholder protection rights plan which called for the issuance, on November 29, 2005, as a dividend, of rights to acquire fractional shares of preferred stock.  The rights are attached to the shares of common stock and transfer with them.  In the future the rights may become exchangeable for shares of preferred stock with various provisions that may discourage a takeover bid.  Additionally, the rights have what are known as “flip-in” and “flip-over” provisions that could make any acquisition of the company more costly.  The principal objective of the plan is to cause someone interested in acquiring the company to negotiate with the board of directors rather than launch an unsolicited bid.  This plan may limit, prevent, or discourage a takeover offer that some shareholders may find more advantageous than a negotiated transaction.  A negotiated transaction may not be in the best interests of the shareholders.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our headquarters are located in a 14,000 square foot leased facility in Jacksonville, Florida.  We have an additional 12,500 square foot leased facility in Lake Mary, Florida primarily for engineering design activities.  Our facilities consist of general office space with laboratory facilities for circuit board layout and testing.  We believe our properties are in good condition and suitable for the conduct of our business.  Refer to “Lease Commitments” in Note 12 to our financial statements included in Item 8 for information regarding our outstanding lease obligations.

Item 3. Legal Proceedings.

Refer to “Legal Proceedings” in Note 12 to our financial statements included in Item 8 for a discussion of current legal proceedings.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on NASDAQ under the symbol “PRKR.”  The following table sets forth, for the periods indicated, Listed below is the range of the high and low sale prices of our common stock for the last two fiscal years, as reported by NASDAQ with prices adjusted for our one-for-ten reverse stock split that occurred on March 30, 2016.

	2015		2014
	High	Low	High	Low
Quarter ended March 31	$11.20	$8.10	$58.00	$41.30
Quarter ended June 30	8.50	3.30	55.00	12.10
Quarter ended September 30	4.80	1.80	15.60	10.80
Quarter ended December 31	3.40	1.50	13.30	8.00

Holders

As of March 14, 2016, we had 125 holders of record and we believe there are approximately 9,500 beneficial holders of our common stock.

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

Sales of Unregistered Securities

On December 23, 2015, we consummated the sale of 1,085,902 shares of our common stock, after giving effect to our Reverse Stock Split, in private placement transactions for gross proceeds of approximately $2.1 million.  The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder, as the investors are sophisticated investors, with such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the investment.  The private placement in more fully described in our Current Report on Form 8-K filed on December 21, 2015 and such description is incorporated herein by reference.

Issuer Repurchase of Equity Securities

None.

Item 6.  Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are in the business of innovating fundamental wireless technologies.   We design, develop and market our proprietary RF technologies and products for use in wireless communication products.   We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.

We have a three-part growth strategy that includes intellectual property licensing and/or product ventures, intellectual property enforcement, and product and component development, manufacturing and sales.  From time to time, we also offer engineering consulting and design services to third-parties, for a negotiated fee, to assist in the development and testing of wireless products.

We are actively pursuing a licensing/product venture campaign to explore licensing and joint product development opportunities with wireless communications companies that make, use or sell chipsets and/or products that incorporate RF.  We believe there are a number of wireless communications companies that can benefit from the use of the RF technologies we have developed, whether through a license or, in certain cases, a joint product venture that may include licensing rights.  Our product development and marketing efforts are focused on our RF components products marketed to industries that do not use highly integrated semiconductors, such as infrastructure, industrial and military applications.   These component products, which use our patented technology, are also being used in the internal development of an end user product line that is expected to launch in 2016.

We are also involved in litigation against others in order to enforce our intellectual property rights.   Since 2011, we have been involved in patent infringement litigation in the U.S. against Qualcomm and others for the unauthorized use of our technology.  In December 2015, we filed a complaint at the ITC against Qualcomm, Apple, LG and Samsung alleging unfair trade practices and requesting a ban on imports of infringing products.  Refer to “Legal Proceedings” in Note 12 to our financial statements included in Item 8 for a complete discussion of our legal proceedings.  We have expended significant resources since 2011 on defending our intellectual property rights.  In 2015, we amended our fee arrangement with our outside litigation counsel to a full contingent arrangement, thereby reducing our costs.   In addition, in February 2016, we entered into agreements with a third-party litigation funder and outside counsel to fully fund the costs of our ITC and related actions filed in December 2015.

Although we have significantly reduced the working capital needed to fund litigation activities, the arrangements with outside counsel and third-party funders will reduce the net proceeds that we receive from patent-related activities, including litigation awards, settlements and licenses.  Although each contingent fee arrangement is unique, generally the litigation funding party is entitled to receive priority reimbursement for at least the amount of funds disbursed by them.  For example, in the case of our third party funding arrangement entered into in February 2016, the funding party is entitled to priority reimbursement of funds disbursed by them as well as a specified minimum return calculated as a percentage of the funds disbursed.  After deduction of priority payments, the remaining net proceeds from specific patent enforcement actions will be prorated between us, our legal counsel, and the funding party based upon a number of factors including whether the proceeds are a result of a contingently-funded action, the magnitude, nature and timing of the proceeds received, and the contingent percentage agreed to between the parties.  Based on our current outstanding legal proceedings, management expects that the contingent fees payable to others could vary between 25% to 80% of the net proceeds remaining after priority reimbursement to the funding party.  These contingent fees are limited to specific actions and are expected to decline significantly longer-term following successful completion of our current phase of licensing and patent enforcement activities.

Liquidity and Capital Resources
We used cash for operations of $11.7 million in 2015, representing a $6.7 million, or 36% decrease from our use of cash for operations in 2014.  This decrease in cash usage is a result of a number of measures implemented in 2015 to reduce operating expenses.   In June 2015, we implemented a reduction in staff which resulted in a decrease in our annualized payroll costs of approximately $2.6 million.  Also in June 2015, we entered into a fully contingent funding arrangement with outside counsel for our ongoing patent infringement litigation against Qualcomm, HTC and Samsung, thereby eliminating nearly all ongoing litigation fees and expenses in that case.  In addition, during 2015 we began transitioning the majority of our patent prosecution and defense activities from outside to in-house counsel which will result in ongoing savings.

At December 31, 2015, our accounts payable was $2.3 million, representing a $1.8 million increase over accounts payable at December 31, 2014.  This increase is largely the result of outstanding legal fees and expenses incurred prior to our expense reduction measures implemented in 2015 as well as legal fees and expenses incurred in connection with our December 2015 ITC action.  As a result of this increase in accounts payable, our current liabilities exceeded our current assets by approximately $1.7 million at December 31, 2015.

In February 2016, we converted approximately $0.8 million of our accounts payable into a long-term, unsecured note payable (refer to “Promissory Note” in Note 16 to our financial statements included in Item 8).  In addition, approximately $0.8 million in accrued legal fees and expenses at December 31, 2015 was paid from the litigation funds received in February 2016 (refer to “Litigation Funding Agreement” in Note 16 to our financial statements included in Item 8).

We funded our operations in 2015 primarily from proceeds from the redemption of available-for-sale securities that were purchased in 2014 with the proceeds from the sale of equity and the exercise of employee and third-party options and warrants in 2014.   In addition, we received net proceeds of approximately $3.4 million from the sale of equity securities in 2015, including $1.3 million received from 1624 PV, LLC (“1624”), for the purchase of warrants in January 2015.  We entered into a litigation funding agreement with 1624 in December 2014 whereby 1624 committed up to $7 million in funding of legal fees and costs in connection with specified future patent litigation.  To date, we have not filed any actions covered by our agreement with 1624 or used any of the committed funds.  As a result, we currently have no contingent payment amounts due to 1624 from any proceeds we might receive.

We had cash and available-for-sale securities totaling approximately $2 million at December 31, 2015. In January 2016, we sold unregistered common stock to an accredited investor in a private placement transaction for $1 million.   In February and March 2016, we received $11 million in funding from BKI, $10 million of which is restricted for payment of legal fees and expenses in connection with patent-related proceedings and $1 million of which is available for general working capital needs.  BKI also has a first right to fund up to $2 million with respect to additional identified patent enforcement actions that might be taken by us.

We granted BKI a senior security interest in our assets until such time as the specified minimum return is paid, in which case, the security interest will be released except with respect to the patents and proceeds directly related to Funded Actions.  The security interest is enforceable by BKI in the event that we are in default under the agreement which would occur if (i) we fail, after notice, to pay proceeds to BKI, (ii) we become insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to us, (iii) our creditors commence actions against us (which are not subsequently discharged) that affect our material assets, (iv) we, without BKI’s consent, incur indebtedness other than immaterial ordinary course indebtedness, or (v) there is an uncured non-compliance of our obligations or misrepresentations under the agreement.

As a result of our contingent litigation funding arrangements now in place with third-parties, including outside counsel, along with our more aggressive utilization of in-house counsel to offset patent defense and prosecution costs, we anticipate a significant reduction in the amount of working capital needed to fund litigation-related fees and costs in 2016. Our ability to meet our operating costs for 2016 is dependent upon our ability to (i) successfully negotiate licensing agreements for the use of our technologies by others and/or (ii) our ability to develop, market and sell existing and new products.  We expect that revenue generated from patent enforcement actions, technology licenses and/or the sale of products in 2016 may not be sufficient to cover our operating expenses.  In addition, revenues generated from patent-related activities will be subject to contingent payments to third-parties.  In the event we do not generate sufficient revenues to cover our operational costs and contingent repayment obligations, we will be required to use available working capital to fund our ongoing operations.  Our current capital resources are not sufficient to support our liquidity requirements through 2016 and additional cost containment measures, if implemented, may jeopardize our operations and future growth plans.

We expect to continue to invest in patent prosecution and enforcement, product development, and sales, marketing, and customer support for our technologies and products.   The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from our technologies and/or products to offset expenses and contingent payment obligations.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private debt or equity financing or additional contingent fee arrangements, and/or reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings or contingent fee arrangements, and/or reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.  Our independent registered certified public accounting firm has included in their audit report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

Results of Operations for Each of the Years Ended December 31, 2015, 2014, and 2013

Revenues and Gross Margins

For the year ended December 31, 2015, we had approximately $11,000 in revenue and $12,000 in cost of sales, primarily from engineering design services provided to a third-party.  The negative gross margin is the result of discounting our standard hourly rates for a consulting project that provided for a substantial rate premium that was contingent upon the third-party’s receipt of project funding.  To date, the rate premium has not been recognized.  We had no revenues for the years ended December 31, 2014 or 2013.

Our cost of sales includes cost of materials and the cost of labor incurred under engineering design contracts.  At December 31, 2015, we had deferred revenue of approximately $21,000 representing component product inventory held by a distributor and retainer payments received on design contracts.

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

Research and development costs decreased approximately $3.0 million, or 36%, from 2014 to 2015.  This decrease is primarily the result of a decrease in personnel costs, including share-based compensation of approximately $2.1 million and a decrease in prototype fabrication and materials cost of approximately $0.5 million.  The decrease in personnel costs is a direct result of our June 2015 staff reduction.  The decrease in share-based compensation is the result of a decrease in expense attribution for long-term equity incentive awards granted to engineering employees in prior years and an increase in forfeitures of unvested awards as a result of our June 2015 staff reduction.  Prototype fabrication and materials expenses vary from period to period based on the timing of various development projects

Research and development costs decreased approximately $1.9 million, or 18.3% from 2013 to 2014.  This decrease is primarily the result of a decrease in outside consulting and other professional fees of approximately $0.9 million, and a decrease in personnel costs, including share-based compensation, of approximately $0.8 million.  The decrease in outside consulting and other professional fees is primarily due to the termination of a development project with VIA in early 2014.   The decrease in personnel costs is the result of a decrease in cash bonuses and share-based awards in 2014 when compared to 2013, as well as reduced share-based compensation expense as a result of previous years’ awards becoming fully vested in mid-2014.

The markets for our products and technologies are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions.  Our ability to successfully develop and introduce, on a timely basis, new and enhanced products and technologies will be a significant factor in our ability to grow and remain competitive.  We expect to continue to invest a portion of our working capital in research and product development activities.

Marketing and Selling Expenses

Marketing and selling expenses consist primarily of personnel costs, including share-based compensation and travel costs, and outside professional fees which consist of various consulting and other professional fees related to sales and marketing activities.

Marketing and selling expenses decreased by approximately $1.4 million, or 49%, from 2014 to 2015.  This decrease is primarily the result of a decrease in outside consulting and other professional fees of approximately $1.1 million and a decrease in personnel costs, including share-based compensation of approximately $0.3 million.

Marketing and selling expenses increased by approximately $1.1 million, or 63.3%, from 2013 to 2014.  This increase is primarily due to an increase in outside consulting and other professional fees of approximately $1.1 million.

The increase in outside consulting and other professional fees in 2014 and subsequent decrease in 2015 is a result of business development activities, including fees paid to 3LP in 2014 for support of our licensing operations.  In 2015, our marketing and selling expenses with regard to our licensing activities were subject to compensation predominantly on a commission only basis.

The decrease in personnel costs from 2014 to 2015 is a direct result of our June 2015 staff reduction.   In addition, share-based compensation decreased as a result of a decrease in expense attribution for long-term equity incentive awards granted to marketing and sales employees in prior years.

General and Administrative Expenses

General and administrative expenses consist primarily of executive, director, finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside professional services, including litigation fees.

Our general and administrative expenses decreased by approximately $2.2 million, or 18%, from 2014 to 2015.  This decrease is primarily the result of a $2.3 million decrease in share-based compensation.

Our general and administrative expenses decreased by approximately $3.5 million, or 22.1%, from 2013 to 2014.  This decrease was due primarily to decreases in litigation fees and expenses of approximately $1.9 million and decreases in share-based compensation expense of approximately $1.8 million.  The decrease in litigation fees and expenses is a result of the completion of our jury trial against Qualcomm in October 2013, offset somewhat by increases in litigation fees and expenses related to the appeal of the first Qualcomm action, the filing of a second Qualcomm action and the defense of our IPR actions.

The decrease in share-based compensation expense from 2013 to 2014 and from 2014 to 2015 is a result of a reduction in share-based awards in 2014 and 2015 along with reduced expense attribution related to previous years’ awards that became fully vested in 2014 and 2015.

Loss and Loss per Common Share

Our net loss decreased approximately $6.5 million from 2014 to 2015.  This decrease was a result of the $6.6 million decrease in operating expenses, which includes a $3.3 million decrease in overall share-based compensation expense, a $1.4 million decrease in personnel and related costs a $1.1 million decrease in sales and marketing consulting fees.  On a per share basis, after giving effect to the Reverse Stock Split, our net loss decreased $0.71 per common share.  The decrease in the loss per common share is a result of the reduced operating expenses and a 2% increase in weighted average shares outstanding for the period.

Our net loss decreased approximately $4.3 million from 2013 to 2014.  This decrease was a result of the $4.3 million decrease in operating expenses, which includes a $1.9 million decrease in litigation fees and expenses and a $2.4 million decrease in overall share-based compensation expense.  On a per share basis, after giving effect to the Reverse Stock Split, our net loss decreased $0.68 per common share as a result of the decrease in operating expenses and an 8% increase in weighted average shares outstanding for the period.

Critical Accounting Policies

We believe that the following are the critical accounting policies affecting the preparation of our financial   statements:

Intangible Assets

Patents, copyrights and other intangible assets are amortized using the straight-line method over their estimated period of benefit.  We estimate the economic lives of our patents and copyrights to be fifteen to twenty years.  We estimate the economic lives of other intangible assets, including licenses, based on estimated technological obsolescence, to be two to five years, which is generally shorter than the contractual lives.  Periodically, we evaluate the recoverability of our intangible assets and take into account events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists (“Triggering Event”).  Based on our cumulative net losses and negative cash flows from operations to date, we assess our working capital needs on an annual basis.  This annual assessment of our working capital is considered to be a Triggering Event for purposes of evaluating the recoverability of our intangible assets.  As a result of our evaluation at December 31, 2015, we determined that no impairment exists with regard to our intangible assets.

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

Off-Balance Sheet Transactions and Contractual Obligations

As of December 31, 2015 (after giving effect to the Reverse Stock Split), we have outstanding warrants to purchase an aggregate of 565,217 shares of common stock issued to 1624 in January 2015 for $1.3 million.  These warrants have an average exercise price of $25 per share (after giving effect to the Reverse Stock Split) and expire January 15, 2018.  Refer to “Non-Plan Options and Warrants” in Note 9 to our financial statements included in Item 8 for information regarding the outstanding warrants.

Our contractual obligations and commercial commitments at December 31, 2015 were as follows (see “Lease Commitments” in Note 12 to the financial statements included in Item 8):

		Payments due by period
Contractual Obligations:	Total	1 year or less	2 – 3 years	4 – 5 years	After 5 years
Capital leases	$54,100	$53,800	$300	$0	$0
Operating leases	1,030,100	587,500	442,600	0	0

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

Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements
Page
REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC
ACCOUNTING FIRM	25

FINANCIAL STATEMENTS:
Balance Sheets - December 31, 2015 and 2014	26

Statements of Comprehensive Loss - for the years ended
December 31, 2015, 2014 and 2013	27

Statements of Shareholders’ Equity - for the years ended
December 31, 2015, 2014 and 2013	28

Statements of Cash Flows - for the years ended
December 31, 2015, 2014 and 2013	29

Notes to Financial Statements - December 31, 2015, 2014 and 2013	30

FINANCIAL STATEMENT SCHEDULE:
Schedule II – Valuation and Qualifying Accounts	58

Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and
Shareholders of ParkerVision, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ParkerVision, Inc. (“the Company”) at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

Jacksonville, Florida
 March 30, 2016

PARKERVISION, INC.

BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

	2015	2014
CURRENT ASSETS:
Cash and cash equivalents	$175,401	$218,925
Available-for-sale securities	1,789,947	10,985,000
Inventories, net	160,776	66,468
Accounts receivable, net	4,119	0
Prepaid expenses and other	222,370	812,577
Total current assets	2,352,613	12,082,970

PROPERTY AND EQUIPMENT, net	445,543	633,084

INTANGIBLE ASSETS, net	7,574,933	8,002,638
Total assets	$10,373,089	$20,718,692

CURRENT LIABILITIES:
Accounts payable	$2,318,671	$475,200
Accrued expenses:
Salaries and wages	290,169	394,964
Professional fees	1,115,140	940,581
Other accrued expenses	218,962	99,614
Deferred rent, current portion	73,899	54,426
Deferred revenue	20,981	0
Total current liabilities	4,037,822	1,964,785

LONG-TERM LIABILITIES:
Capital lease, net of current portion	285	10,244
Deferred rent, net of current portion	52,197	127,964
Total long-term liabilities	52,482	138,208
Total liabilities	4,090,304	2,102,993

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 15,000,000 shares authorized, 11,015,180 and 9,718,343 issued and outstanding at December 31, 2015 and 2014, respectively*	110,152	97,184
Accumulated other comprehensive loss	(53)	0
Warrants outstanding	1,300,000	355,778
Additional paid-in capital*	335,527,356	331,742,400
Accumulated deficit	(330,654,670)	(313,579,663)
Total shareholders' equity	6,282,785	18,615,699
Total liabilities and shareholders' equity	$10,373,089	$20,718,692

*Adjusted to reflect the impact of the 1:10 reverse stock split that became effective on March 30, 2016.

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013

Revenue	$10,780	$0	$0
Cost of sales	(12,219)	0	0
Gross margin	(1,439)	0	0

Research and development expenses	5,456,037	8,497,914	10,406,362
Marketing and selling expenses	1,458,791	2,866,766	1,755,130
General and administrative expenses	10,147,863	12,302,298	15,787,599
Total operating expenses	17,062,691	23,666,978	27,949,091

Interest and other income	10,862	104,943	83,892
Interest expense	(21,739)	(6,920)	(7,094)
Total interest and other income and interest expense	(10,877)	98,023	76,798

Net loss	(17,075,007)	(23,568,955)	(27,872,293)

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(53)	8,215	(8,195)
Other comprehensive (loss) income, net of tax	(53)	8,215	(8,195)

Comprehensive loss	$(17,075,060)	$(23,560,740)	$(27,880,488)

Basic and diluted net loss per common share*	$(1.74)	$(2.45)	$(3.13)

Weighted average common shares outstanding*	9,842,334	9,622,595	8,896,805

*Adjusted to reflect the impact of the 1:10 reverse stock split that became effective on March 30, 2016.

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Par Value of Common Stock*	Accumulated Other Comprehensive Loss		Warrants Outstanding		Additional Paid-in Capital*	Accumulated Deficit		Total Shareholders' Equity
Balance as of January 1, 2013, unadjusted	$829,036		$(20)		$1,081,050	$276,748,336		$(262,138,415)	$16,519,987
Adjustment for reverse stock split 1:10, effective March 30, 2016	$(746,132)	$		$		$746,132	$		$0
Balance as of January 1, 2013, as adjusted	$82,904		$(20)		$1,081,050	$277,494,468		$(262,138,415)	$16,519,987
Issuance of common stock upon exercise of options and warrants	1,197		0		(417,950)	1,564,133		0	1,147,380
Issuance of common stock and warrants in public and private offerings	8,397		0		0	27,319,578		0	27,327,975
Share-based compensation	711		0		0	6,930,727		0	6,931,438
Comprehensive loss for the year	0		(8,195)		0	0		(27,872,293)	(27,880,488)
Balance as of December 31, 2013, as adjusted	93,209		(8,215)		663,100	313,308,906		(290,010,708)	24,046,292
Issuance of common stock upon exercise of options and warrants	905		0		(307,322)	1,961,967		0	1,655,550
Issuance of common stock and warrants in public and private offerings	2,667		0		0	11,943,698		0	11,946,365
Share-based compensation	403		0		0	4,527,829		0	4,528,232
Comprehensive loss for the year	0		8,215		0			(23,568,955)	(23,560,740)
Balance as of December 31, 2014, as adjusted	97,184		0		355,778	331,742,400		(313,579,663)	18,615,699
Issuance of common stock and warrants in public and private offerings	11,067		0		1,300,000	2,079,556		0	3,390,623
Issuance of common stock for services	250		0		0	249,750		0	250,000
Expiration of warrants	0		0		(355,778)	355,778		0	0
Share-based compensation	1,651		0		0	1,099,872		0	1,101,523
Comprehensive loss for the year	0		(53)		0	0		(17,075,007)	(17,075,060)
Balance as of December 31, 2015, as adjusted	$110,152		$(53)		$1,300,000	$335,527,356		$(330,654,670)	$6,282,785

*Adjusted to reflect the impact of the 1:10 reverse stock split that became effective on March 30, 2016.

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, and 2013

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,075,007)	$(23,568,955)	$(27,872,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,308,511	1,379,509	1,252,142
Share-based compensation	1,101,523	4,528,232	6,931,438
Loss on disposal of equipment and other assets	125,910	887	126
Realized loss on available-for-sale securities	15,706	6,869	12,226
Changes in operating assets and liabilities:
Accounts receivable	(4,119)	0	0
Inventories	(19,710)	(56,862)	0
Prepaid expenses and other	840,207	(258,040)	443,639
Accounts payable and accrued expenses	2,021,058	(596,038)	421,943
Deferred rent	(56,294)	109,333	(50,634)
Deferred revenue	20,981	0	0
Total adjustments	5,353,773	5,113,890	9,010,880
Net cash used in operating activities	(11,721,234)	(18,455,065)	(18,861,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(2,700,706)	(11,606,165)	(27,096,006)
Proceeds from redemption of available-for-sale securities	11,880,000	17,580,000	18,160,000
Proceeds from sale of assets	4,200	0	0
Purchases of property and equipment	(51,271)	(401,268)	(78,509)
Payments for patent costs and other intangible assets	(693,153)	(673,457)	(652,029)
Net cash provided by (used in) investing activities	8,439,070	4,899,110	(9,666,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in
public and private offerings	3,390,623	11,946,365	27,327,975
Proceeds from exercise of options and warrants	0	1,655,550	1,147,380
Principal payments on capital lease obligation	(151,983)	(49,732)	(22,928)
Net cash provided by financing activities	3,238,640	13,552,183	28,452,427

NET CHANGE IN CASH AND CASH EQUIVALENTS	(43,524)	(3,772)	(75,530)
CASH AND CASH EQUIVALENTS, beginning of year	218,925	222,697	298,227
CASH AND CASH EQUIVALENTS, end of year	$175,401	$218,925	$222,697

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest expense	$21,738	$6,920	$7,095
Cash paid for income taxes	$0	$0	$0
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Purchases of leasehold improvements	$0	$24,784	$0
Purchase of equipment under capital lease (Note 6)	$153,550	$66,398	$0

The accompanying notes are an integral part of these financial statements.

PARKERVISION, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015, 2014 and 2013

1. THE COMPANY AND NATURE OF BUSINESS

We were incorporated under the laws of the state of Florida on August 22, 1989 and currently operate in a single reportable segment - wireless technologies and products.  We are in the business of innovating fundamental wireless technologies.   We design, develop and market our proprietary radio frequency (“RF”) technologies and products for use in wireless communication products and applications.  In addition, we offer engineering consulting and design services, for a negotiated fee, to assist customers in developing and testing prototypes and/or products incorporating wireless technologies.

We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.

2. LIQUIDITY AND GOING CONCERN

The accompanying financial statements as of and for the year ended December 31, 2015 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.  These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should we be unable to continue as a going concern.

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sales of our equity securities to fund our operations.   For the year ended December 31, 2015, we incurred a net loss of approximately $17.1 million and negative cash flows from operations of approximately $11.7 million.  At December 31, 2015, we had an accumulated deficit of approximately $330.7 million and our current liabilities exceeded our current assets by approximately $1.7 million.

We implemented a number of measures in 2015 and 2016 to reduce our operating expenses and improve our liquidity position. In June 2015, we implemented a reduction in staff which resulted in a one-time charge of approximately $0.3 million to our operating expenses for termination benefits and a decrease in our annualized payroll costs of approximately $2.6 million.  Also in June 2015, we entered into a fully contingent funding arrangement with outside counsel for our ongoing patent infringement litigation against Qualcomm, HTC and Samsung, thereby eliminating nearly all ongoing litigation fees and expenses in that case.  In addition, during 2015, we began transitioning the majority of our patent prosecution and defense activities from outside to in-house counsel which is expected to significantly reduce our outside legal fees.

In January 2016, we sold unregistered common stock to an accredited investor in a private placement transaction for $1 million (see Note 10).   In February 2016, we converted approximately $0.8 million in accounts payable to a long-term note payable (see Note 16).   In addition, in February and March 2016, we received an aggregate of $11 million in funding from a litigation funding party, $10 million of which is restricted for payment of legal fees and expenses in connection with patent-related proceedings, including the ITC action filed in December 2015.  The remaining $1 million from the funding party is available for general working capital purposes (See Note 16).  The funding party also has a first right to provide additional funds, including, specifically, the right to fund up to $2 million with respect to additional identified patent enforcement actions that might be taken by us

Despite these reductions in our operating costs, our ability to meet our operating costs for 2016 is dependent upon our ability to (i) successfully negotiate licensing agreements for the use of our technologies by others and/or (ii) our ability to develop, market and sell existing and new products.  We expect that revenue generated from patent enforcement actions, technology licenses and/or the sale of products in 2016 may not be sufficient to cover our operating expenses.  In addition, revenues generated from patent-related activities will be subject to contingent payments to third-parties.  In the event we do not generate sufficient revenues to cover our operational costs and contingent repayment obligations, we will be required to use available working capital.  Our current capital resources are not sufficient to support our liquidity requirements through 2016 and additional cost containment measures, if implemented, may jeopardize our operations and future growth plans.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern.

We expect to continue to invest in patent prosecution and enforcement, product development, and sales, marketing, and customer support for our technologies and products.   The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from our technologies and/or products to offset expenses and contingent payment obligations.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private debt or equity financing or contingent fee arrangements and/or reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings or contingent fee arrangements, and/or reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
Our financial statements are prepared in accordance with generally accepted accounting principles.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  All references in these financial statements to number of shares of common stock, price per share and weighted average shares of common stock have been adjusted to reflect the one-for-ten reverse stock split that went into effect on March 30, 2016 (see Note 16) on a retroactive basis for all periods presented, unless otherwise noted.

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

Available-for-Sale Securities
Available-for-sale securities are intended to be held for indefinite periods of time and are not intended to be held to maturity. These securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive loss until realized. The tax effect of our unrealized holding gains and losses is zero for each of the years ended December 31, 2015, 2014, and 2013 due to the existence of a full valuation allowance.  Our available-for-sale securities at December 31, 2015 and 2014 consisted of mutual funds that invest primarily in short-term municipal securities with an average effective maturity of one year or less. All dividends and realized gains are recognized as other income as earned and immediately reinvested.  The Company has determined that the fair value of its available-for-sale securities fall within Level 1 in the fair value hierarchy (See Note 15).

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

Accounting for Share-Based Compensation
We have various share-based compensation programs which provide for equity awards including stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). We calculate the fair value of employee share-based equity awards on the date of grant and recognize the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards.  We estimate the fair value of each equity award using the Black-Scholes option valuation model or the Monte Carlo simulation fair value model for awards that contain market conditions.  These valuation models require the use of highly subjective assumptions and estimates including (i) how long employees will retain their stock options before exercising them, (ii) the volatility of our common stock price over the expected life of the equity award, and (iii) the rate at which equity awards will ultimately be forfeited by the recipients.  Such estimates, and the basis for our conclusions regarding such estimates, are outlined in detail in Note 9.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

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

Options and warrants to purchase 1,223,001, 769,620, and 888,873 shares of common stock were outstanding at December 31, 2015, 2014, and 2013, respectively.   In addition, unvested RSUs representing 417, 218,415, and 188,238 shares of common stock were outstanding at December 31, 2015, 2014, and 2013, respectively.  These options, warrants and RSUs were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

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

Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes (Topic 740),” which simplifies the presentation of deferred income taxes by requiring that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for interim and annual periods in fiscal years beginning after December 15, 2016 and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. We are currently evaluating the impact of adoption on our consolidated financial statements.  We do not expect this standard to have a material impact on our reported results of operations or financial position.

In July 2015, FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out method by prescribing inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

In August 2014, FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for interim and annual periods beginning after December 15, 2016 and earlier adoption is permitted.  We are currently assessing the impact of this update on future discussions of our liquidity position in our financial statements and have not early adopted ASU 2014-15.

4.  INVENTORIES

Inventories consisted of the following at December 31, 2015 and 2014:

	2015	2014
Work-in-process	$117,045	$66,468
Finished goods	43,731	0
Total inventories	$160,776	$66,468

5. PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following at December 31, 2015 and 2014:

	2015	2014
Prepaid insurance	$116,755	$530,967
Other current assets	105,615	281,610
	$222,370	$812,577

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, at cost, consisted of the following at December 31, 2015 and 2014:

	2015	2014
Equipment and software	$8,269,840	$8,273,074
Tooling	93,890	224,000
Leasehold improvements	925,679	925,679
Furniture and fixtures	502,396	502,396
	9,791,805	9,925,149
Less accumulated depreciation and amortization	(9,346,262)	(9,292,065)
	$445,543	$633,084

Depreciation expense related to property and equipment was $187,653, $156,258, and $174,444 in 2015, 2014, and 2013, respectively.

The cost of our property and equipment includes office and engineering equipment purchased under capital lease agreements totaling $291,873 and $138,323 at December 31, 2015 and 2014, respectively.  Depreciation expense includes depreciation related to capital leases of approximately $49,804, $31,794, and $28,748 for the periods ended December 31, 2015, 2014, and 2013, respectively.  Accumulated depreciation included accumulated depreciation related to capital leases as of December 31, 2015 and 2014 of $169,252 and $119,448, respectively.

Our capital leases have original terms of one to three years with aggregate monthly payments of approximately $20,000 and an approximate annual implicit interest rate of 15.4%.  The principal payments for these capital leases are reflected as cash outflows from financing activities in the accompanying statements of cash flows.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2015 and 2014:

	2015
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$20,309,630	$12,734,697	$7,574,933
Prepaid licensing fees	574,000	574,000	0
	$20,883,630	$13,308,697	$7,574,933

	2014
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$19,616,477	$11,613,839	$8,002,638
Prepaid licensing fees	574,000	574,000	0
	$20,190,477	$12,187,839	$8,002,638

Periodically, we evaluate the recoverability of our intangible assets and take into account events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists (“Triggering Event”).  Based on our cumulative net losses and negative cash flows from operations to date, we assess our working capital needs on an annual basis.  This annual assessment of our working capital is considered to be a Triggering Event for purposes of evaluating the recoverability of our intangible assets.  As a result of our evaluations at December 31, 2015 and 2014, we determined that no impairment exists with regard to our intangible assets.

Patent costs represent legal and filing costs incurred to obtain patents and trademarks for product concepts and methodologies that we have developed.  Capitalized patent costs are amortized over the estimated lives of the related patents, ranging from fifteen to twenty years.  Prepaid licensing fees represent costs incurred to obtain licenses for use of certain technologies in future products.  Prepaid license fees are amortized over their estimated economic lives, generally two to five years.  Amortization expense for the years ended December 31, 2015, 2014, and 2013 is as follows:

		Amortization Expense
	Weighted average estimated life (in years)
		2015	2014	2013

Patents and copyrights	17	$1,120,858	$1,216,703	$1,067,698
Prepaid licensing fees	2	0	6,548	10,000
Total amortization		$1,120,858	$1,223,251	$1,077,698

Future estimated amortization expense for intangible assets that have remaining unamortized amounts as of December 31, 2015 are as follows:

2016	$1,128,036
2017	1,124,954
2018	1,051,272
2019	820,527
2020	573,346
2021 and thereafter	2,876,798
Total	$7,574,933

8. INCOME TAXES AND TAX STATUS

Our net losses before income taxes for the years ended December 31, 2015, 2014, and 2013 are entirely from domestic operations.  A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 2015, 2014, and 2013 is as follows:

	2015	2014	2013
Tax benefit at statutory rate	$(5,805,502)	(8,013,445)	(9,476,580)
State tax benefit	(597,625)	(824,913)	(975,530)
Increase in valuation allowance	6,482,062	8,870,098	10,648,966
Research and development credit	(19,363)	(186,906)	(299,044)
Other	(59,572)	155,166	102,188
	$0	$0	$0

Our deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of our assets and liabilities at December 31, 2015 and 2014:

	2015	2014
Gross deferred tax assets:
Net operating loss carry-forward	$108,627,053	$102,317,929
Research and development credit	7,825,090	7,805,727
Stock compensation	3,477,737	3,364,997
Patents and other	1,999,975	1,904,532
Fixed assets	104,895	111,397
Accrued liabilities	47,713	81,987
Deferred rent	19,574	68,396
Deferred revenue	7,868	0
Capital loss carry-forward	7,466	7,241
Charitable contributions	11,250	9,375
Inventory	23,282	3,912
	122,151,903	115,675,493
Less valuation allowance	(122,151,903)	(115,675,493)
Net deferred tax asset	$0	$0

No current or deferred tax provision or benefit was recorded for 2015, 2014, or 2013 as a result of current losses and fully deferred tax valuation allowances for all periods.  We have recorded a valuation allowance to state our deferred tax assets at their estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

At December 31, 2015, we had cumulative NOL, research and development (“R&D”) tax credit carry-forwards and capital loss carry-forwards for income tax purposes of $295,585,142, $7,825,090 and $19,910 respectively, which expire in varying amounts from 2018 through 2034.  The cumulative NOL carry-forward is net of $13,432,293 in carry-forwards from 1993 through 1997 which expired unused from 2008 through 2012.  The NOL carry-forward for income tax purposes includes $2,260,692 related to windfall tax benefits from the exercise of share-based compensation awards for which benefit will be recognized as an adjustment to equity rather than a decrease in earnings if realized.  The cumulative R&D tax credit carry-forward is net of $496,329 in credits from 1995 through 1997 that expired unused from 2010 through 2012.

Our ability to benefit from the our tax credit carry-forwards could be limited under certain provisions of the Internal Revenue Code if our ownership changes by more than 50%, as defined by Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Under Section 382, an ownership change may limit the amount of NOL, capital loss and R&D credit carry-forwards that can be used annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  We conduct a study annually of our ownership changes.  Based on the results of our studies, we have determined that we do not have any ownership changes on or prior to December 31, 2015 which would result in limitations of our NOL, capital loss or R&D credit carry-forwards under Section 382.

Uncertain Tax Positions
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We have identified our Federal and Florida tax returns as our only major jurisdictions, as defined.  The periods subject to examination for those returns are the 1998 through 2015 tax years.

At December 31, 2015, we had an unrecognized tax benefit of approximately $1.4 million.  A reconciliation of the amount recorded for unrecognized tax benefits for the years ended December 31, 2015, 2014, and 2013 is as follows:

	For the years ended December 31,
	2015	2014	2013
Unrecognized tax benefits – beginning of year	$1,369,614	1,369,614	1,369,614
Gross increases – tax positions in prior period	0	0	0
Change in Estimate	0	0	0
Unrecognized tax benefits – end of year	$1,369,614	1,369,614	1,369,614

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate so long as we maintain a full valuation allowance.   Approximately $0.47 million, net of tax effect, of the unrecognized tax benefit is related to excess tax benefits related to share-based compensation which would be recorded as an adjustment to equity rather than a decrease in earnings, if reversed.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits.  For the years ended December 31, 2015, 2014, and 2013, we did not incur any income tax-related interest income, expense or penalties.

9. SHARE-BASED COMPENSATION

We did not capitalize any expense related to share-based payments.  The following table presents share-based compensation expense included in our statements of comprehensive loss for the years ended December 31, 2015, 2014, and 2013, respectively:

	Year ended December 31,
	2015	2014	2013
Research and development expense	$235,138	$1,076,655	$1,594,603
Sales and marketing expense	47,934	211,661	327,199
General and administrative expense	916,262	3,239,916	5,009,636
Total share-based expense	$1,199,334	$4,528,232	$6,931,438

For the year ended December 31, 2015, total share based compensation expense included $97,811 representing the aggregate fair value of 24,821 shares withheld by us from the distribution of employee share-based compensation awards for payment of employee payroll taxes.

As of December 31, 2015, there was $177,755 of total unrecognized compensation cost, net of estimated forfeitures, related to all non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted-average period of approximately 2 years.

Stock Incentive Plans

2000 Performance Equity Plan
We adopted a performance equity plan in July 2000 (the “2000 Plan”). The 2000 Plan provided for the grant of options and other stock awards to employees, directors and consultants, not to exceed 500,000 shares of common stock.  The 2000 Plan provided for benefits in the form of incentive and nonqualified stock options, stock appreciation rights, restricted share awards, stock bonuses and various stock benefits or cash.  Upon shareholder approval of amendments to our 2011 Long-Term Incentive Equity Plan on June 17, 2014, the 2000 Plan was amended such that no further awards may be granted under this plan.

2008 Equity Incentive Plan
We adopted an equity incentive plan in August 2008 (the “2008 Plan”).  The 2008 Plan provides for the grant of stock-based awards to employees (excluding named executives), directors and consultants, not to exceed 50,000 shares of common stock.  The 2008 Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, and other stock based awards.  Forfeited and expired options under the 2008 Plan become available for reissuance.  The plan provides that no participant may be granted awards in excess of 5,000 shares in any calendar year.  At December 31, 2015, 994 shares of common stock were available for future grants.

2011 Long-Term Incentive Equity Plan
We adopted a long-term incentive equity plan in September 2011 that provided for the grant of stock-based awards to employees, officers, directors and consultants, not to exceed 500,000 shares of common stock.   On June 17, 2014, shareholders approved amendments to the September 2011 plan increasing the shares available in the plan by 700,000 shares and clarifying certain limitations on exchanges of outstanding awards (as amended, the “2011 Plan”).  The 2011 Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, and other stock based awards.  Forfeited and expired options under the 2011 Plan become available for reissuance.  The plan provides that no participant may be granted awards in excess of 150,000 shares in any calendar year.  At December 31, 2015, 536,949 shares of common stock were available for future grants.

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

Plan-Based RSAs and RSUs
The following table presents a summary of RSA and RSU activity under the 2000, 2008, and 2011 Plans (collectively, the “Stock Plans”) as of December 31, 2015:

	Non-vested Shares
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	111,415	$25.40
Granted	53,741	3.10
Vested	(157,922)	17.60
Forfeited	(6,817)	28.30
Non-vested at end of year	417	$31.30

The total fair value of RSAs and RSUs vested under the Stock Plans for the year ended December 31, 2015 is $558,603.

Non-Plan RSAs and RSUs
RSAs and RSUs granted outside the Stock Plans represent awards issued as payment for services to consultants.  The shares underlying these non-plan awards are unregistered.

	Non-vested Shares
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	107,000	$31.00
Granted	0	0
Vested	(32,000)	12.40
Forfeited	(75,000)	39.00
Non-vested at end of year	0	$0

Compensation cost related to the vesting of non-plan RSAs and RSUs was approximately $220,800, $819,000, and $1,912,000 for the years ended December 31, 2015, 2014, and 2013 respectively, and is included in general and administrative expense in the table of share-based compensation expense shown above.

Non-plan RSAs and RSUs included 75,000 performance-based RSUs granted in November 2013 to consultants.  These RSUs had vesting conditions based on achievement of certain market conditions, measured based on the closing price of our common stock during the term of the consulting agreements.  The market conditions were not met and these RSUs expired, unvested on December 31, 2015.

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

Plan-Based Options
Options for employees, including executives and non-employee directors, are generally granted under the Stock Plans.  The following table presents a summary of option activity under the Stock Plans for the year ended December 31, 2015:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	623,700	$22.30
Granted	60,000	1.80
Exercised	0	0
Forfeited	0	0
Expired	(31,916)	73.30
Outstanding at end of year	651,784	17.90	3.39 years	$31,500
Vested and expected to vest at end of year	582,112	$19.60	3.03 years	$0

The weighted average per share fair value of option shares granted during the years ended December 31, 2015, 2014, and 2013 was $1.32, $11.30, and $25.30, respectively.  The total fair value of option shares vested during the years ended December 31, 2015, 2014, and 2013 was $482,652, $3,069,131, and $3,285,859, respectively.

The fair value of options granted under the Stock Plans is estimated using the Black-Scholes option pricing model.  Generally, fair value is determined as of the grant date.  In the case of option grants to third parties, the fair value is estimated at each interim reporting date until vested.

The fair value of option grants under the Stock Plans for the years ended December 31, 2015, 2014, and 2013, respectively, was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2015	2014	2013
Expected option term [1]	5 years	6 years	5 to 6 years
Expected volatility factor [2]	97.12%	106.40%	97.9% to 103.7%
Risk-free interest rate [3]	1.66%	1.90%	0.8% to 1.8%
Expected annual dividend yield	0%	0%	0%

[1]	The expected term was generally determined based on historical activity for grants with similar terms and for similar groups of employees and represents the period of time that options are expected to be outstanding. For employee options, groups of employees with similar historical exercise behavior are considered separately for valuation purposes. For consultants, the expected term was determined based on the contractual life of the award.
[2]	The stock volatility for each grant is measured using the weighted average of historical daily price changes of our common stock over the most recent period equal to the expected option life of the grant.
[3]	The risk-free interest rate for periods equal to the expected term of the share option is based on the U.S. Treasury yield curve in effect at the measurement date.

The aggregate intrinsic value of plan-based options exercised during 2015, 2014, and 2013 was $0, $1,081,495, and $648,433, respectively.

Non-Plan Options and Warrants
Options and warrants granted outside the Stock Plans represent options issued as payment for services to consultants and warrants issued in connection with offerings of securities.  As of December 31, 2015, all outstanding non-plan options and warrants have been registered by us on a registration statement.  The following table presents a summary of non-plan option and warrant activity for the year ended December 31, 2015:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	145,920	$6.00
Granted	565,217	25.00
Exercised	0	0
Forfeited	0	0
Expired	(139,920)	5.40
Outstanding at end of year	571,217	25.00	2.04 years	$0
Vested and expected to vest at end of year	571,217	$25.00	2.04 years	$0

The aggregate fair value of non-plan options and warrants vested during the years ended December 31, 2015, 2014, and 2013 was $1,300,000, $0, and $129,192, respectively.

Non-plan options and warrants outstanding at December 31, 2015 include warrants issued in January 2015 to 1624 PV, LLC (“1624”) for a purchase price of $1,300,000, which is considered the best measure of the warrants’ fair value (see Note 10).  The fair value of these warrants as of December 31, 2015 is included in shareholders’ equity in the accompanying balance sheets.

The aggregate intrinsic value of non-plan options and warrants exercised during 2015, 2014, and 2013, was $0, $1,793,694, and $3,038,635, respectively.

Options and Warrants by Price Range
The options and warrants outstanding at December 31, 2015 under all plans, including the non-plan options and warrants, have exercise price ranges, weighted average contractual lives, and weighted average exercise prices are as follows:

	Options and Warrants Outstanding			Options and Warrants Vested
Range of Exercise Prices	Number Outstanding at December 31, 2015	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable at December 31, 2015	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
$1.80 - $5.80	70,079	$2.40	6.04	10,079	$5.80	1.02
$6.10 - $10.30	228,605	8.90	2.73	228,605	8.90	2.73
$11.80 - $20.10	244,581	14.80	2.54	237,081	14.80	2.51
$22.60 - $35.00	665,058	29.30	2.48	663,511	29.30	2.48
$36.40 -$45.10	14,678	42.70	3.94	14,053	42.80	3.91
	1,223,001	$21.20	2.76	1,153,329	$22.20	2.54

Upon exercise of options and warrants under all plans, we issue new shares of our common stock.   For shares issued upon exercise of warrants or equity awards granted under the Stock Plans, the shares of common stock are registered.   For shares issued upon exercise of non-plan RSU or option awards, the shares are not registered unless they have been subsequently registered by us on a registration statement.  Cash received from option and warrant exercises for the years ended December 31, 2015, 2014, and 2013, was $0, $1,655,550, and $1,147,380 respectively.  No tax benefit was realized for the tax deductions from exercise of the share-based payment arrangements for the years ended December 31, 2015, 2014, and 2013 as the benefits were fully offset by a valuation allowance (see Note 8).

10.  STOCK AUTHORIZATION AND ISSUANCE

Preferred Stock
We have 15,000,000 shares of preferred stock authorized for issuance at the direction of the board of directors.  As of December 31, 2015, we had no outstanding preferred stock.

On November 17, 2005, our board of directors designated 100,000 shares of authorized preferred stock as the Series E Preferred Stock in conjunction with its adoption of a Shareholder Protection Rights Agreement (Note 11).

Common Stock and Warrants
The following table presents a summary of completed equity offerings for the years ended December 31, 2015, 2014, and 2013 (in thousands, except for per share amounts):

Date	Transaction	# of Common Shares/ Units Sold (in 000’s)	Price per Share/Unit	# of Warrants Issued (in 000’s)	Average Exercise Price per Warrant		Net Proceeds (in 000’s) (1)	Offering as % of Out-standing Common Stock (2)
December 23, 2015	Offering to a limited number of institutional and other investors	1,086	$1.90	n/a	n/a		$2,040	9.9%
December 23, 2015	Offering to a member of our Board	21	$2.40	n/a	n/a		$50	0.20%
January 15, 2015	Sale of warrants (3)	n/a	n/a	565	$25.00	[3]	$1,300	n/a
March 13, 2014	Offering to two institutional investors	267	$45.00	n/a	n/a		$11,900	2.80%
August 6, 2013	Offering to a limited number of institutional and other investors	368	$38.00	n/a	n/a		$13,000	4.00%
March 26, 2013	Underwritten offering	472	$32.50	n/a	n/a		$14,300	5.40%

(1)	After deduction of applicable underwriters’ discounts, placement agent fees, and other offering costs.
(2)	Calculated on an after-issued basis.
(3)
We sold 3 warrants to 1624, each for the purchase of up to 188,406 shares of our common stock at exercise prices of $15.00, $25.00 and $35.00, respectively.  The warrants expire three years from the date of issuance.

In addition, in January 2015, we issued 25,000 shares of unregistered common stock to our securities counsel, Graubard Miller in exchange for a $250,000 prepaid retainer for legal services.  The shares issued to Graubard Miller and the shares underlying the warrants issued to 1624 were registered March 6, 2015 and registration became effective May 4, 2015. (File number 333-202802).

We filed a registration statement on January 12, 2016 to register the resale of the common stock issued in the December 23, 2015 offering to institutional and other investors.  The registration statement became effective on January 19, 2016 (File No. 333-208958).  In the event the registration statement ceases to be effective for any continuous period that exceeds 10 consecutive calendar days or more than an aggregate of fifteen calendar days during any 12-month period or any time during the six-month anniversary of the registration date (a “Registration Default”), we shall pay the investors an amount in cash equal to 1% of the aggregate purchase price paid for each 30-day period of a Registration Default.   The maximum penalty that we may incur under this arrangement is 10% per Registration Default event, or an aggregate maximum of 30% of the aggregate purchase price or approximately $619,000, subject to reduction for shares sold or transferred and not held at the penalty determination date.  We do not believe that payment under the registration payment arrangement is probable and therefore no related liability has been recorded in the accompanying financial statements.

On January 25, 2016, we sold 454,546 shares of our common stock at a price of $2.20 per share to an accredited investor in a private placement transaction generating gross proceeds of approximately $1,000,000.  We have no registration obligations with respect to these shares.

On February 25, 2016, we issued warrants for the purchase of up to 250,000 shares of our common stock in connection with a litigation funding arrangement (see Note 16).   These warrants have an exercise price of $3.50 per share, are exercisable for five years from the date of issuance, and have piggy-back registration rights of the underlying warrant shares.

11.  SHAREHOLDER PROTECTION RIGHTS AGREEMENT

On November 20, 2015, we amended our Shareholder Protection Rights Agreement (“Rights Agreement”) dated November 21, 2005.  The amendment extends the expiration date of the Rights Agreement from November 21, 2015 to November 20, 2020 and decreases the exercise price of the rights to $14.50 after giving effect to the one-for-ten reverse stock split that became effective March 30, 2016.

The Rights Agreement provided for the issuance, on November 29, 2005, as a dividend, rights to acquire fractional shares of Series E Preferred Stock.  We did not assign any value to the dividend as the value of these rights is not believed to be objectively determinable.  The principal objective of the Rights Agreement is to cause someone interested in acquiring us to negotiate with our board of directors (the “Board”) rather than launch an unsolicited or hostile bid.  The Rights Agreement subjects a potential acquirer to substantial voting and economic dilution.  Each share of common stock issued by ParkerVision will include an attached right.

The rights initially are not exercisable and trade with the common stock of ParkerVision.  In the future, the rights may become exchangeable for shares of Series E Preferred Stock with various provisions that may discourage a takeover bid.  Additionally, the rights have what are known as “flip-in” and “flip-over” provisions that could make any acquisition of us more costly to the potential acquirer.  The rights may separate from the common stock following the acquisition of 15% or more of the outstanding shares of common stock by an acquiring person.  Upon separation, the holder of the rights may exercise their right at an exercise price of $14.50 per right (the “Exercise Price”), subject to adjustment and payable in cash.

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

We have the right to substitute for any of our shares of common stock that we are obligated to issue, shares of Series E Preferred Stock at a ratio of one ten-thousandth of a share of Series E Preferred Stock for each share of common stock.  The Series E Preferred Stock, if and when issued, will have quarterly cumulative dividend rights payable when and as declared by the Board, liquidation, dissolution and winding up preferences, voting rights and will rank junior to other securities of ParkerVision unless otherwise determined by the Board.

The rights may be redeemed upon approval of the Board a redemption price of $0.01.

12. COMMITMENTS AND CONTINGENCIES

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

In addition to sales tax payable on base rental amounts, certain leases obligate us to pay pro-rated annual operating expenses for the properties.  Rent expense for properties, for the years ended December 31, 2015, 2014, and 2013 was $545,334, $523,454, and $476,782, respectively.

In addition, we lease certain equipment, primarily for research and development activities, under non-cancelable operating leases with lease terms of less than one year.  Equipment rental expense for the years ended December 31, 2015, 2014, and 2013 was $62,853, $191,527, and $235,370, respectively.

Contractual Obligations

Future minimum lease payments under all non-cancelable operating leases and capital leases that have initial or remaining terms in excess of one year as of December 31, 2015 were as follows:

Contractual obligations:	2016	2017	2018	Total
Operating leases	$587,500	428,400	$14,200	$1,030,100
Capital leases	$53,800	$300	$0	$54,100

Legal Proceedings

From time to time, we are subject to legal proceedings and claims which arise in the ordinary course of our business.  These proceedings include patent enforcement actions initiated by us against others for the infringement of our technologies, as well as proceedings brought by others against us at the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (“PTAB”) in an attempt to invalidate certain of our patent claims.   These patent-related proceedings are more fully described below. We believe, based on advice from our outside legal counsel, that the final disposition of these matters will not have a material adverse impact on our financial position, results of operation or liquidity.

ParkerVision vs. Qualcomm, Inc.
On July 20, 2011, we filed a patent infringement action in the United States District Court of the Middle District of Florida (the “Middle District of Florida”) against Qualcomm Incorporated (“Qualcomm”) seeking damages and injunctive relief for infringement of several of our patents related to radio-frequency receivers and the down-conversion of electromagnetic signals (the “Qualcomm I Action”).  Qualcomm filed a counterclaim against us alleging invalidity and unenforceability of each of our patents.  In October 2013, a jury found that all of Qualcomm’s accused products directly and indirectly infringed all eleven claims of the four patents asserted by us and awarded us $172.7 million in damages.  The jury also found that Qualcomm did not prove its claims of invalidity for any of the eleven claims of the four patents in the case, and furthermore found that we did not prove our claims of willfulness, which would have allowed enhancement of the jury-awarded damages.  On June 20, 2014, a final district court ruling was issued in which the court overturned the jury’s verdict of infringement thus nullifying the damages award.  We appealed this decision to the U.S. Court of Appeals for the Federal Circuit (“CAFC”) and  Qualcomm filed a counter-appeal on the issues of validity and damages.  On July 31, 2015, the appellate court upheld the district court’s determination of non-infringement and overturned the district court’s decision on validity, ruling that ten of the eleven patent claims in the case were invalid.  On October 2, 2015, the CAFC denied our petition for a rehearing with respect to infringement of the one claim that was not invalidated by the CAFC (“Claim 27 of the ‘518 Patent”).   On February 29, 2016 we filed a petition with the Supreme Court of the United States (“Supreme Court”) in this matter.  On March 28, 2016 the Supreme Court denied our petition requesting a review of the appellate court’s decision.

ParkerVision vs. Qualcomm, HTC, and Samsung
On May 1, 2014, we filed a complaint in the Middle District of Florida against Qualcomm, Qualcomm Atheros, Inc., and HTC (HTC Corporation and HTC America, Inc) (the “Qualcomm II Action”) seeking unspecified damages and injunctive relief for infringement of seven of our patents related to RF up-conversion, systems for control of multi-mode, multi-band communications, baseband innovations including control and system calibration, and wireless protocol conversion. On August 21, 2014, we amended our complaint adding Samsung (Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Telecommunications America, LLC ) as a defendant.  We also added infringement claims of four additional patents to this case.  On November 17, 2014, certain of the defendants filed counterclaims of non-infringement and invalidity for all patents in the case.  A claim construction hearing was held on August 12, 2015 but no ruling on claim construction has been issued by the court.   In January 2016, the court granted the parties’ joint motion to dismiss claims and counterclaims related to six patents in the case in order to narrow the scope of the litigation.  In February, 2016, the court granted the parties’ joint motion to stay these proceedings until resolution of the proceedings at the ITC as discussed below.

RPX and Farmwald vs. ParkerVision
In mid-2014, RPX Corporation and Michael Farmwald (collectively, the “Petitioners”) filed petitions for Inter Partes review (“IPR”) with the PTAB seeking to invalidate eleven claims included in the four patents in our Qualcomm I Action, as well as a number of additional claims related to those same four patents.  In December 2014, the PTAB issued a decision to institute trial on three of the four petitions which included nine of the eleven claims in the Qualcomm I Action and excluded Claim 27 of the ‘518 Patent.  In January 2015, the PTAB denied institution of trial for the fourth petition which included one of the eleven claims in the Qualcomm I Action.  As a result of the appellate court’s decision in July 2015 invalidating ten of the eleven claims in the Qualcomm I Action, we determined not to pursue defense of the remaining claims under the three outstanding IPRs.  On October 22, 2015, the PTAB dismissed these three cases.

Qualcomm Inc. and Qualcomm Atheros, Inc. vs. ParkerVision
On August 27, 2015, Qualcomm, Inc. and Qualcomm Atheros, Inc. filed an aggregate of ten petitions for IPR with the PTAB seeking to invalidate certain claims related to three of the eleven patents originally asserted in our Qualcomm II Action.  We filed preliminary responses to these petitions in December 2015. In March 2016, the PTAB issued decisions denying institution of trial for three of the petitions, all of which relate to our U.S. patent 7,039,372 (“the ‘372 Patent”) and instituting trial for the remaining petitions, all of which relate to our U.S. patent 6,091,940 (the ‘940 Patent”) and U.S. patent 7,966,012 (“the ‘012 Patent”).   The ‘372 Patent and the ‘940 Patent are among the patents asserted in the Qualcomm II Action.  Our responses to the petitions that were instituted for trial are due in May 2016 and replies from Qualcomm are due in August 2016.

ParkerVision v. Apple, LG, Samsung and Qualcomm
On December 15, 2015, we filed a complaint with the United Stated International Trade Commission (“ITC”) against Apple, Inc., LG (LG Electronics, Inc., LG Electronics U.S.A., Inc., and LG Electronics MobileComm U.S.A., Inc.), Samsung (Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Semiconductor, Inc.) and Qualcomm alleging that these companies have engaged in unfair trade practices by unlawfully importing into the U.S. and selling various products that infringe four of our patents.  We also requested that the ITC bar the defendants from continuing to import and sell infringing products in the U.S.  We filed a corresponding patent infringement complaint in the Middle District of Florida against these same defendants alleging infringement of four of our patents.   In January 2016, the ITC instituted an investigation based on our complaint. In February 2016, the district court proceedings were stayed pending resolution of the proceedings at the ITC.  The ITC hearing is currently scheduled for August 2016.

13. RELATED-PARTY TRANSACTIONS

We paid approximately $428,000, $1,705,000, and $587,000 in 2015, 2014, and 2013, respectively, for patent-related legal services to the law firm of Sterne, Kessler, Goldstein & Fox, PLLC (“SKGF”), of which Robert Sterne, one of our directors since September 2006, is a partner.  At December 31, 2015, we had approximately $1,164,000 in unpaid fees to SKGF, primarily related to defense of our patents under IPR (see Note 12 for a discussion of IPR proceedings).  In February 2016, we paid approximately $339,000 of these outstanding fees and entered into an agreement with SKGF to convert the remaining $825,000 to an unsecured note payable (see Note 16).

On December 23, 2015, Mr. Papken Der Torossian, one of our directors since June 2003, purchased 20,833 shares of our common stock in an unregistered sale of equity securities at a purchase price of $2.40 per share.

Wellington Management Group, LLP (“Wellington”) it its capacity as investment advisor, under the rules of NASDAQ, was deemed to be the beneficial owner of 214,850 shares of our common stock purchased by accredited investors on December 23, 2015 at a price of $1.90 per share.  Wellington was deemed to be beneficial owner of more than 5% of our outstanding stock at the time of the transactions.

14.  CONCENTRATIONS OF CREDIT RISK

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

15. FAIR VALUE MEASUREMENTS

We have determined the estimated fair value amounts of our financial instruments using available market information.  Our assets that are measured at fair value on a recurring basis included in our balance sheet at December 31, 2015 and 2014 are:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015:
Available-for-sale securities:
Municipal bond
mutual funds	$1,789,947	$1,789,947	$0	$0

December 31, 2014:
Available-for-sale securities:
Municipal bond
mutual funds	$10,985,000	$10,985,000	$0	$0

16. SUBSEQUENT EVENTS

Promissory Note
On February 19, 2016, we converted $825,000 of fees payable to a related party into an unsecured, long-term promissory note.  Interest is payable monthly on the outstanding principal balance at a rate of 8% per annum and retroactive to January 1, 2016.  The balance of the note is payable in full, along with any accrued interest, on December 31, 2017 and early prepayment is allowed without penalty.

Litigation Funding Agreement
On February 25, 2016, we entered into a litigation funding agreement with Brickell Key Investments LP, (“BKI”), a special purpose fund under the management of Juridica Asset Management Limited.  Under the agreement, we received $10 million from BKI in February 2016 to be used to pay our legal fees and expenses in connection with the legal proceedings filed against Apple, LG, Samsung and Qualcomm in December 2015 (the “Funded Actions”).   These funds are maintained in a separate account by us and are restricted for specific use.  In March 2016, we received an additional $1 million in unrestricted funds from BKI to be used for general working capital purposes, including transaction costs.

We will reimburse and compensate BKI from gross proceeds resulting from the Funded Actions and/or gross proceeds from other patent enforcement actions and patent-related monetization activities.  BKI is entitled to priority payment of 100% of proceeds from all patent-related actions until such time that BKI has been repaid in full.  After repayment of the funded amount, BKI is entitled to a portion of remaining proceeds up to a specified minimum return which is determined as a percentage of the funded amount.  In addition, BKI is entitled to a pro rata portion of proceeds solely from the Funded Actions to the extent the Funded Action proceeds exceed the specified minimum return.

We granted BKI a senior security interest in our assets until such time as the specified minimum return is paid, in which case, the security interest will be released except with respect to the patents and proceeds directly related to Funded Actions.  The security interest is enforceable by BKI in the event that we are in default under the agreement which would occur if (i) we fail, after notice, to pay proceeds to BKI, (ii) we become insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to us, (iii) our creditors commence actions against us (which are not subsequently discharged) that affect our material assets, (iv) we, without BKI’s consent, incur indebtedness other than immaterial ordinary course indebtedness, or (v) there is an uncured non-compliance of our obligations or misrepresentations under the agreement.

We also granted BKI a first right to provide additional funds on substantially similar terms as provided for in the agreement, including, specifically, the right to fund up to $2 million with respect to additional identified patent enforcement actions that may be taken by us.

In connection with the agreement, we issued BKI a warrant to purchase up to 250,000 shares of our common stock at an exercise price of $3.50 per share (see Note 10).

We are currently evaluating the accounting treatment and financial statement impact of the BKI transactions.

Reverse Stock Split
On March 24, 2016, we filed an amendment to our articles of incorporation that effected a one-for-ten reverse stock split of our common stock.  The amendment was approved by our Board on March 23, 2016 and did not require the approval of our shareholders.  The reverse stock split became effective at 5:00 pm Eastern time on March 29, 2016, and our common stock began trading on the NASDAQ capital market on a post-split basis at the open of business on March 30, 2016.

As a result of the reverse stock split, every ten shares of our common stock was combined into one share of our common stock.  No fractional shares of our common stock were issued in connection with the reverse stock split.  Any fractional shares created as a result of the reverse stock split were rounded up to the next largest whole number.  The par value and other terms of our common stock will not be affected by the reverse stock split.  However, the number of shares of common stock that we are authorized to issue was proportionately reduced from 150,000,000 shares to 15,000,000.

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data presented below is in thousands except for per share data:

	For the three months ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015

Revenues	$0	$0	$5	$6
Gross margin	0	0	0	(1)
Net loss	(5,776)	(4,842)	(3,136)	(3,321)

Basic and diluted net loss per common share	$(0.59)	$(0.50)	$(0.32)	$(0.33)

	For the three months ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014

Revenues	$0	$0	$0	$0
Gross margin	0	0	0	0
Net loss	(5,772)	(5,841)	(6,409)	(5,547)

Basic and diluted net loss per common share	$(0.61)	$(0.61)	$(0.66)	$(0.57)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, “disclosure controls and procedures” are controls and other procedures that are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.  Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015.
Based on such evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2015, our disclosure controls and procedures were effective.

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

Management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded, as of December 31, 2015, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

In accordance with and satisfaction of the requirements of Form 8-K, we include the following disclosure:

On March 30, 2016, we issued a press release announcing our results of operations and financial condition for the fourth quarter and year ended December 31, 2015.  The press release is attached hereto as Exhibit 99.1.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission in connection with our 2016 Annual Meeting of Shareholders no later than 120 days after the end of the fiscal year covered by this report (our “2016 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to our 2016 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our 2016 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedule.

(a) Documents filed as part of this report:

(1) Financial statements:

Balance Sheets as of December 31, 2015 and 2014

Statements of Comprehensive Loss for the years ended December 31, 2015, 2014, and 2013

Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014, and 2013

Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013

Notes to Financial Statements for the years ended December 31, 2015, 2014, and 2013

(2) Financial statement schedules:

Schedule II – Valuation and Qualifying Accounts

Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

(3) Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed March 29, 2016)
3.2	Bylaws, as amended (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1998)
3.3	Amendment to Certificate of Incorporation dated July 17, 2000 (incorporated by reference from Exhibit 3.1 of Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
3.4	Certificate of Designations of the Preferences, Limitations and Relative Rights of Series E Preferred Stock (incorporated by reference from Exhibit 4.02 of Form 8-K dated November 21, 2005)
3.5	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 14, 2007)
4.1	Form of common stock certificate*

4.2
Shareholder Protection Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference from Exhibit 4.01 of Form 8-K dated November 21, 2005)

4.3
Form of Common Stock Purchase Warrant between Registrant and 1624 PV LLC dated January 15, 2015 (incorporated by reference from Exhibit 4.6 of Annual Report on Form 10-K for the period ended December 31, 2014)

4.4
First Amendment to Shareholder Protection Rights Agreement dated as of November 20, 2015 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference from Exhibit 4.1 of Form 8-K dated November 20, 2015)

4.5
Form of Rights Certificate pursuant to First Amendment to Shareholder Protection Rights Agreement dated November 20, 2015 (incorporated by reference from Exhibit 4.2 of Form 8-K dated November 20, 2015)

10.1	2000 Performance Equity Plan (incorporated by reference from Exhibit 10.11 of Registration Statement No. 333-43452) **
10.2	Form of 2002 Indemnification Agreement for Directors and Officers (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended September 30, 2002) **
10.3	Standard Form of Employee Option Agreement (incorporated by reference from Exhibit 4.11 of Annual Report on Form 10-K for the year ended December 31, 2006)**
10.4	2008 Equity Incentive Plan (Non-Named Executives), as amended (incorporated by reference from Exhibit 4.1 of Form S-8 dated October 24, 2008) **
10.5	2011 Long-Term Incentive Equity Plan, as amended and restated (incorporated by reference from Exhibit 4.1 of Form S-8 dated July 30, 2014) **
10.6	Employment Agreement between Registrant and Jeffrey Parker dated June 6, 2012 (incorporated by reference from Exhibit 10.1 on Form 8-K dated June 6, 2012) **
10.7	Employment Agreement between Registrant and Cynthia Poehlman dated June 6, 2012 (incorporated by reference from Exhibit 10.2 on Form 8-K dated June 6, 2012) **
10.8	Employment Agreement between Registrant and David Sorrells dated June 6, 2012 (incorporated by reference from Exhibit 10.3 on Form 8-K dated June 6, 2012) **
10.9	Employment Agreement between Registrant and John Stuckey dated June 6, 2012 (incorporated by reference from Exhibit 10.4 on Form 8-K dated June 6, 2012) **
10.10	Underwriting Agreement, dated March 21, 2013, between Registrant and Ladenburg Thalmann & Co. Inc. (incorporated by reference from Exhibit 1.1 of Current Report on Form 8-K filed March 21, 2013)
10.11	Form of Securities Purchase Agreement (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed August 2, 2013)

10.12	List of Investors (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed August 2, 2013)
10.13	Form of Registration Rights Agreement (incorporated by reference from Exhibit A to Exhibit 10.1 of Current Report on Form 8-K filed August 2, 2013)
10.14	ParkerVision, Inc. Performance Bonus Plan (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed July 12, 2013)**
10.15	Form of Securities Purchase Agreement dated March 13, 2014 (incorporated by reference from Exhibit 10.22 of Annual Report on Form 10-K for the period ended December 31, 2013)
10.16	Form of Registration Rights Agreement dated March 13, 2014 (incorporated by reference from Exhibit 10.23 of Annual Report on Form 10-K for the period ended December 31, 2013)
10.17	Funding Agreement between Registrant and 1624 PV LLC dated December 23, 2014 (incorporated by reference from Exhibit 10.19 of Annual Report on Form 10-K for the period ended December 31, 2014)
10.18
Warrant Subscription Agreement between Registrant and 1624 PV LLC dated December 23, 2014 (incorporated by reference from Exhibit 10.20 of Annual Report on Form 10-K for the period ended December 31, 2014)

10.19	Form of Securities Purchase Agreement dated December 18, 2015 and List of Investors (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed December 18, 2015)
10.20	Form of Registration Rights Agreement dated December 18, 2015 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed December 18, 2015)
10.21	Subscription Agreement dated December 18, 2015 between Registrant and a director (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed December 18, 2015)
23.1	Consent of PricewaterhouseCoopers LLP*
31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker*
31.2	Rule 13a-14 and 15d-14 Certification of Cynthia L. Poehlman*
32.1	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. Poehlman*
99.1	Earnings Press Release*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 30, 2016
PARKERVISION, INC.
		By:	/s/ Jeffrey L. Parker
Jeffrey L. Parker
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Jeffrey L. Parker	Chief Executive Officer and	March 30, 2016
	Jeffrey L. Parker	Chairman of the Board (Principal
Executive Officer)

By:	/s/ Cynthia L. Poehlman	Chief Financial Officer (Principal	March 30, 2016
	Cynthia L. Poehlman	Financial Officer and Principal
Accounting Officer) and Corporate

By:	/s/ David F. Sorrells	Chief Technology Officer	March 30, 2016
	David F. Sorrells	and Director

By:	/s/ William A. Hightower	Director	March 30, 2016
William A. Hightower

By:	/s/ John Metcalf	Director	March 30, 2016
John Metcalf

By:	/s/ Robert G. Sterne	Director	March 30, 2016
Robert G. Sterne

By:	/s/ Nam P. Suh	Director	March 30, 2016
Nam P. Suh

By:	/s/ Papken S. der Torossian	Director	March 30, 2016
Papken S. der Torossian

SCHEDULE II

PARKERVISION, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

Valuation Allowance for Income Taxes	Balance at Beginning of Year	Provision	Write-Offs	Balance at End of Year

Year ended December 31, 2013	98,006,927	10,648,966	(706,054)	107,949,839
Year ended December 31, 2014	107,949,839	8,870,098	(1,144,444)	115,675,493
Year ended December 31, 2015	115,675,493	6,482,062	(5,652)	122,151,903

EXHIBIT INDEX

4.1	Form of common stock certificate

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker

31.2	Rule 13a-14 and 15d-14 Certification of Cynthia L. Poehlman

32.1	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. Poehlman

99.1	Earnings Press Release

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Definition Extension Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase