Form 10-Q
period 2016-03-31
PARKERVISION INC
filed 2016-05-16
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).  Yes ☒   No ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

As of May 9, 2016 11,671,310 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

PARKERVISION, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2016	2015
CURRENT ASSETS:
Cash and cash equivalents	$375,804	$175,401
Restricted cash and cash equivalents	6,843,860	-
Available-for-sale securities	686,771	1,789,947
Accounts receivable, net of allowance for doubtful accounts of $2,700 and $0 at March 31, 2016 and December 31, 2015, respectively	19,160	4,119
Inventories	170,461	160,776
Prepaid expenses and other	343,146	222,370
Total current assets	8,439,202	2,352,613

PROPERTY AND EQUIPMENT, net	392,186	445,543

INTANGIBLE ASSETS, net	7,335,885	7,574,933
Total assets	$16,167,273	$10,373,089

CURRENT LIABILITIES:
Accounts payable	$1,231,342	$2,318,671
Accrued expenses:
Salaries and wages	207,177	290,169
Professional fees	500,906	1,115,140
Other accrued expenses	83,131	218,962
Deferred rent, current portion	78,433	73,899
Deferred revenue	19,968	20,981
Total current liabilities	2,120,957	4,037,822

LONG-TERM LIABILITIES:
Capital lease, net of current portion	-	285
Deferred rent, net of current portion	29,360	52,197
Long-term note payable, related party	825,000	-
Secured contingent payment obligation	10,867,044	-
Total long-term liabilities	11,721,404	52,482
Total liabilities	13,842,361	4,090,304

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 15,000,000 shares authorized, 11,471,310 and 11,015,180 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively*	114,713	110,152
Accumulated other comprehensive loss	(714)	(53)
Warrants outstanding	1,455,625	1,300,000
Additional paid-in capital*	336,546,631	335,527,356
Accumulated deficit	(335,791,343)	(330,654,670)
Total shareholders' equity	2,324,912	6,282,785
Total liabilities and shareholders' equity	$16,167,273	$10,373,089

*Adjusted to reflect the impact of the 1:10 reverse stock split that became effective on March 30, 2016.

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$59,420	$-
Cost of sales	(37,831)	-
Gross margin	21,589	-

Research and development expenses	952,256	1,757,434
Selling, general and administrative expenses	4,170,028	4,029,611
Total operating expenses	5,122,284	5,787,045

Interest and other income	5,047	12,102
Interest expense	(18,356)	(1,039)
Loss on changes in fair value	(22,669)	-
Total interest and other	(35,978)	11,063

Net loss	(5,136,673)	(5,775,982)

Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(661)	-
Other comprehensive loss, net of tax	(661)	-

Comprehensive loss	$(5,137,334)	$(5,775,982)

Basic and diluted net loss per common share*	$(0.45)	$(0.59)

Weighted average common shares outstanding*	11,345,040	9,744,017

*Adjusted to reflect the impact of the 1:10 reverse stock split that became effective on March 30, 2016.

The accompanying notes are an integral part of these unaudited financial statements.

PARKERVISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,136,673)	$(5,775,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	327,625	324,281
Share-based compensation	35,329	519,658
Realized gain on available-for-sale securities	(1,354)	-
Loss on changes in fair value	22,669	-
Changes in operating assets and liabilities:
Accounts receivable, net	(15,041)	-
Inventories	-	(10,975)
Prepaid expenses and other assets	(120,776)	69,696
Accounts payable and accrued expenses	(1,045,065)	788,038
Deferred rent	(18,303)	(13,907)
Deferred revenue	(1,013)	-
Total adjustments	(815,929)	1,676,791
Net cash used in operating activities	(5,952,602)	(4,099,191)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale investments	(1,701,131)	(937,097)
Proceeds from sale of investments	2,805,000	4,465,000
Payments for patent costs and other intangible assets	(43,217)	(163,473)
Purchases of property and equipment	(1,687)	(37,194)
Increase in restricted cash and cash equivalents	(10,000,000)	-
Decrease in restricted cash and cash equivalents	3,156,140	-
Net cash (used in) provided by investing activities	(5,784,895)	3,327,236

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants in public and private offerings	988,506	1,298,000
Principal payments on capital lease obligation	(50,606)	(15,302)
Proceeds from long-term debt financing	11,000,000	-
Net cash provided by financing activities	11,937,900	1,282,698

NET INCREASE IN CASH AND CASH EQUIVALENTS	200,403	510,743

CASH AND CASH EQUIVALENTS, beginning of period	175,401	218,925

CASH AND CASH EQUIVALENTS, end of period	$375,804	$729,668

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

In January 2016, we sold unregistered common stock to an accredited investor in a private placement transaction for $1 million (see Note 10).   In addition, in February and March 2016, we received an aggregate of $11 million in funding from a litigation funding party, $1 million of which was for general working capital purposes and the remaining $10 million of which is restricted for payment of legal fees and expenses in connection with our proceedings at the International Trade Commission (“ITC”) and related patent actions (see Note 8).  Our arrangements with regard to the ITC and related proceedings provide for fee caps such that our expenses will not exceed the restricted funds received.

At March 31, 2016, we had cash, cash equivalents, and available-for-sale securities of approximately $1.1 million and restricted cash and cash equivalents of approximately $6.8 million.  We used approximately $6.0 million of cash for operations during the three months ended March 31, 2016, of which approximately $3.2 million was funded from restricted cash and cash equivalents for our ITC proceedings.  In addition, we used approximately $1 million of our unrestricted cash to reduce our current liabilities.  We further reduced our current liabilities in February 2016 with the conversion of approximately $0.8 million in accounts payable to a long-term unsecured note (see Note 8).  Our unrestricted capital resources at March 31, 2016 are not sufficient to support our liquidity requirements for 2016. This raises substantial doubt about our ability to continue as a going concern.

Our ability to meet our operating costs for 2016 is dependent upon our ability to (i) successfully negotiate licensing agreements and/or settlements for the use of our technologies by others and/or (ii) our ability to develop, market and sell existing and new products.  We expect that revenue generated from patent enforcement actions, technology licenses and/or the sale of products in 2016 may not be sufficient to cover our operating expenses and our secured contingent repayment obligations.  Revenues generated from patent-related activities will be used first to satisfy our secured contingent payment obligations.     Thereafter, any remaining revenues from patent-related activities will be subject to prorated contingent payments to third-parties, including legal counsel.

We expect to continue to invest in patent prosecution and enforcement, product development, and sales, marketing, and customer support for our technologies and products.   The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from our technologies and/or products to offset expenses and contingent payment obligations.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private debt or equity financing or contingent fee arrangements and/or reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings or contingent fee arrangements, and/or reduce operating costs will have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

3.  Basis of Presentation

The accompanying unaudited financial statements for the period ended March 31, 2016 were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or future years.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.    All prior period references in these unaudited financial statements to number of shares, price per share and weighted average shares of common stock have been adjusted on a retroactive basis to reflect the one-for-ten reverse stock split that went into effect on March 30, 2016.    All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations have been included.

The year-end balance sheet data was derived from audited financial statements for the year ended December 31, 2015, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2015.

4.  Accounting Policies

There have been no changes in accounting policies from those stated in our Annual Report on Form 10-K for the year ended December 31, 2015, except as follows:

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents represent cash on hand and money market investments that are restricted for specific use in payment of legal fees and expenses related to certain of our patent infringement actions.  The restricted money market investments generally have original maturities of three months or less when purchased and are recorded at fair value.  We have determined that the fair value of our restricted money market investments fall within Level 1 in the fair value hierarchy (see Note 11).

Secured Contingent Payment Obligation

We have accounted for our secured contingent repayment obligation as long-term debt in accordance with Accounting Standards Codification (“ASC”) 470-10-25, “Sales of Future Revenues or Various other Measures of Income.” Our repayment obligations are contingent upon the receipt of proceeds from patent enforcement and/or patent monetization actions.   We have elected to measure our secured contingent payment obligation at its fair value in accordance with ASC 825, “Financial Instruments” based on the variable and contingent nature of the repayment provisions. We have determined that the fair value of our secured contingent payment obligation falls within Level 3 in the fair value hierarchy which involves significant estimates and assumptions including projected future patent-related proceeds and the risk-adjusted rate for discounting future cash flows (see Note 11).  Actual results could differ from the estimates made. Changes in fair value, including the component related to imputed interest, is included in the accompanying statements of comprehensive loss under the heading “Loss on changes in fair value”.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016.  Early adoption is permitted.  We do not expect the adoption of ASU 2016-09 to have a material effect on our financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases,” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.    Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months.  ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018.  Early adoption is permitted.  We are currently assessing the impact of this update on our financial statements.

In July 2015, FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out (“LIFO”) method by prescribing inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016 on a prospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”  to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for interim and annual periods beginning after December 15, 2016.  Early adoption is permitted.  We are currently assessing the impact of this update on future discussions of our liquidity position in our financial statements and have not early adopted ASU 2014-15.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue.  This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized.    ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)”, issued in August 2015, defers adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017.  Early adoption is not permitted.  We do not expect the adoption of ASU 2014-09 to have a material effect on our financial statements.

5.  Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive.

Options and warrants to purchase 1,472,401 and 1,330,678 shares of common stock were outstanding at March 31, 2016 and 2015, respectively.  In addition, unvested restricted stock units (“RSUs”), representing 208 and 206,207 shares of common stock, were outstanding at March 31, 2016 and 2015, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

6.   Inventories

Inventories consist of the following

	March 31,	December 31,
	2016	2015
Work-in-process	$126,730	$117,045
Finished goods	43,731	43,731
Total inventories	$170,461	$160,776

7.  Intangible Assets

Intangible assets consist of the following:

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$20,352,847	$13,016,962	$7,335,885
Prepaid licensing fees	574,000	574,000	-
	$20,926,847	$13,590,962	$7,335,885

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$20,309,630	$12,734,697	$7,574,933
Prepaid licensing fees	574,000	574,000	-
	$20,883,630	$13,308,697	$7,574,933

8.  Long-Term Debt

Note Payable to a Related Party

At March 31, 2016, we had an unsecured promissory note payable to a related party for unpaid legal fees of  $825,000.   Interest on the note is payable monthly on the outstanding principal balance at a rate of 8% per annum.  The note matures on December 31, 2017 and early prepayment of all or any portion of the principal balance is allowed without penalty.  As of March 31, 2016, the estimated fair value of our note payable is approximately $695,000 based on a risk-adjusted discount rate.

Failure to comply with the payment terms of this note constitutes an event of default which, if uncured, will result in the entire unpaid principal balance of the note and any unpaid, accrued interest to become immediately due and payable.   As of March 31, 2016, we are in compliance with the payment terms of the note.

Secured Contingent Payment Obligation

On February 25, 2016, we entered into a litigation funding arrangement with Brickell Key Investments, LP, (“BKI”), a special purpose fund under the management of Juridica Asset Management Limited.  Under the agreement, we received aggregate proceeds of $11 million in exchange for BKI’s right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions.  In connection with the agreement, we issued BKI a warrant to purchase up to 250,000 shares of our common stock at an exercise price of $3.50 per share valued at its estimated fair market value of $155,625 using a discounted Black-Scholes model (see Note 10).

Under the agreement, $10 million of the proceeds are restricted for use in payment of our legal fees and expenses in connection with the legal proceedings filed against Apple, LG, Samsung and Qualcomm in December 2015 (the “Funded Actions”).  These proceeds, net of funds used to pay allowable expenses or funds paid on retainer, are recorded as restricted cash and cash equivalents on our accompanying balance sheet at March 31, 2016.

BKI is entitled to priority payment of 100% of proceeds from all patent-related actions until such time that BKI has been repaid in full.  After repayment of the funded amount, BKI is entitled to a portion of remaining proceeds up to a specified minimum return which is determined as a percentage of the funded amount and varies based on the timing of repayment.  In addition, BKI is entitled to a pro rata portion of proceeds solely from the Funded Actions to the extent aggregate proceeds from the Funded Actions exceed the specified minimum return.

We granted BKI a senior security interest in our assets until such time as the specified minimum return is paid, in which case, the security interest will be released except with respect to the patents and proceeds directly related to Funded Actions.  The security interest is enforceable by BKI in the event that we are in default under the agreement which would occur if (i) we fail, after notice, to pay proceeds to BKI, (ii) we become insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to us, (iii) our creditors commence actions against us (which are not subsequently discharged) that affect our material assets, (iv) we, without BKI’s consent, incur indebtedness other than immaterial ordinary course indebtedness, or (v) there is an uncured non-compliance of our obligations or misrepresentations under the agreement.   As of March 31, 2016, we are in compliance with our obligations under this agreement.

We have elected to measure our secured contingent payment obligation at fair value.  As of March 31, 2016, the fair value of the obligation is estimated to be $10,867,044 (see Note 11).

9.  Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2015.

The following table presents share-based compensation expense included in our statements of comprehensive loss for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended
	March 31,
	2016	2015
Research and development expenses	$26,480	$115,244
Selling, general and administrative expenses	8,849	404,414
Total share-based expense	$35,329	$519,658

As of March 31, 2016, we had approximately $144,000 in unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of approximately  two years.

10.  Stock Authorization and Issuance

On January 25, 2016, we sold 454,546 shares of our common stock at a price of $2.20 per share to an accredited investor in a private placement transaction generating gross proceeds of approximately $1,000,000.  We have no registration obligations with respect to these shares.

On February 25, 2016, we consummated the sale of a warrant to BKI for the purchase of up to 250,000 shares of our common stock in conjunction with their financing arrangement with us (see Note 8).  The warrant has an exercise price of $3.50 per share, is exercisable for five years from the date of issuance, and has piggy-back registration rights of the underlying warrant shares.  The fair value of this warrant of $155,625 is included in shareholders’ equity in the accompanying balance sheet at March 31, 2016.

On March 29, 2016, we effected a one-for-ten reverse stock split of our common stock, and our common stock began trading on the NASDAQ capital market on a post-split basis at the open of business on March 30, 2016. As a result of the reverse stock split, every ten shares of our common stock was combined into one share of our common stock.  No fractional shares of our common stock were issued in connection with the reverse stock split.  Any fractional shares created as a result of the reverse stock split were rounded up to the next largest whole number.  The par value and other terms of our common stock were not affected by the reverse stock split.  However, the number of shares of common stock that we are authorized to issue was proportionately reduced from 150,000,000 shares to 15,000,000.

11. Fair Value Measurements

ASC 820, “Fair Value Measures” establishes a fair value hierarchy based on three levels of inputs:

•	Level 1: Quoted prices for identical assets or liabilities in active markets which we can access
•	Level 2: Observable inputs other than those described in Level 1
•	Level 3: Unobservable inputs

We determine the fair value of our available-for-sale securities and restricted cash equivalents using a market approach based on quoted prices in active markets (Level 1 inputs).  We measure our secured contingent payment obligation at its estimated fair value using an income approach based on the estimated present value of projected future cash outflows (Level 3 inputs).  Increases or decreases in the unobservable Level 3 inputs would result in higher or lower fair value measurement.

The following table summarizes the fair value of our assets and liabilities measured at fair value on a recurring basis as of March 31, 2016:

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016:
Assets:
Available-for-sale securities	$686,771	$686,771	$-	$-
Restricted cash equivalents	6,843,860	6,843,860	-	-
Liabilities:
Secured contingent payment obligation	10,867,044	-	-	10,867,044

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015:
Assets:
Available-for-sale securities	$1,789,947	$1,789,947	$-	$-

Changes in the fair value of our Level 3 secured contingent payment obligation for the three months ended March 31, 2016 were as follows:

Secured Contingent Payment Obligation
Balance at December 31, 2015	$-
Issuance of contingent payment obligation [1]	10,844,375
Fair value adjustment	22,669
Balance at March 31, 2016	$10,867,044

 1- Recorded net of $155,625 fair value assigned to the warrants issued in connection with the transaction (see Note 10).

12.  Commitments and Contingencies

Legal Proceedings

From time to time, we are subject to legal proceedings and claims which arise in the ordinary course of our business.  These proceedings include patent enforcement actions initiated by us against others for the infringement of our technologies, as well as proceedings brought by others against us at the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (“PTAB”) in an attempt to invalidate certain of our patent claims.   These patent-related proceedings are more fully described below. Although there is at least a reasonable possibility of an unfavorable outcome in any one or more of these matters, we believe that any such outcome is not expected to have a material adverse impact on our financial position, results of operation or liquidity.

ParkerVision vs. Qualcomm, Inc.

On July 20, 2011, we filed a patent infringement action in the United States District Court of the Middle District of Florida (the “Middle District of Florida”) against Qualcomm Incorporated (“Qualcomm”) seeking damages and injunctive relief for infringement of several of our patents related to radio-frequency receivers and the down-conversion of electromagnetic signals.  Qualcomm filed a counterclaim against us alleging invalidity and unenforceability of each of our patents.  In October 2013, a jury found that all of Qualcomm’s accused products directly and indirectly infringed all eleven claims of the four patents asserted by us and awarded us $172.7 million in damages.  The jury also found that Qualcomm did not prove its claims of invalidity for any of the eleven claims of the four patents in the case, and furthermore found that we did not prove our claims of willfulness, which would have allowed enhancement of the jury-awarded damages.  On June 20, 2014, a final district court ruling was issued in which the court overturned the jury’s verdict of infringement thus nullifying the damages award.  We appealed this decision to the U.S. Court of Appeals for the Federal Circuit (“CAFC”) and  Qualcomm filed a counter-appeal on the issues of validity and damages.  On July 31, 2015, the appellate court upheld the district court’s determination of non-infringement and overturned the district court’s decision on validity, ruling that ten of the eleven patent claims in the case were invalid.  On October 2, 2015, the CAFC denied our petition for a rehearing with respect to infringement of the one claim that was not invalidated by the CAFC.  On February 29, 2016, we filed a petition with the Supreme Court of the United States (“Supreme Court”) in this matter.  On March 28, 2016, the Supreme Court denied our petition requesting a review of the appellate court’s decision.  We have no further appeals available to us in this action.

ParkerVision vs. Qualcomm, HTC, and Samsung

On May 1, 2014, we filed a complaint in the Middle District of Florida against Qualcomm, Qualcomm Atheros, Inc., and HTC (HTC Corporation and HTC America, Inc) (the “Qualcomm Action”) seeking unspecified damages and injunctive relief for infringement of seven of our patents related to RF up-conversion, systems for control of multi-mode, multi-band communications, baseband innovations including control and system calibration, and wireless protocol conversion. On August 21, 2014, we amended our complaint adding Samsung (Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Telecommunications America, LLC ) as a defendant.  We also added infringement claims of four additional patents to this case.  On November 17, 2014, certain of the defendants filed counterclaims of non-infringement and invalidity for all patents in the case.  A claim construction hearing was held on August 12, 2015 but no ruling on claim construction has been issued by the court.   In January 2016, the court granted the parties’ joint motion to dismiss claims and counterclaims related to six patents in the case in order to narrow the scope of the litigation.  In February, 2016, the court granted the parties’ joint motion to stay these proceedings until resolution of the proceedings at the ITC as discussed below.

Qualcomm Inc. and Qualcomm Atheros, Inc. vs. ParkerVision

On August 27, 2015, Qualcomm, Inc. and Qualcomm Atheros, Inc. filed an aggregate of ten petitions for Inter partes review (“IPR”) with the PTAB seeking to invalidate certain claims related to three of the eleven patents originally asserted in our Qualcomm Action.  We filed preliminary responses to these petitions in December 2015. In March 2016, the PTAB issued decisions denying institution of trial for three of the petitions, all of which relate to our U.S. patent 7,039,372 (“the ‘372 Patent”) and instituting trial for the remaining petitions, all of which relate to our U.S. patent 6,091,940 (the ‘940 Patent”) and U.S. patent 7,966,012 (“the ‘012 Patent”).   The ‘372 Patent and the ‘940 Patent are among the patents asserted in the Qualcomm Action.  On May 2, 2016, we entered a motion disclaiming the challenged claims of the ‘012 Patent and, on May 5, 2016, the PTAB granted our motion and entered an adverse judgment against us with respect to those claims. Our responses to the remaining petitions that were instituted for trial are due to be filed by May 24, 2016 and replies from Qualcomm are due in August 2016.

ParkerVision v. Apple, LG, Samsung and Qualcomm

On December 15, 2015, we filed a complaint with the United States ITC against Apple, Inc., LG (LG Electronics, Inc., LG Electronics U.S.A., Inc., and LG Electronics MobileComm U.S.A., Inc.), Samsung (Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Semiconductor, Inc.) and Qualcomm alleging that these companies have engaged in unfair trade practices by unlawfully importing into the U.S. and selling various products that infringe four of our patents.  We also requested that the ITC bar the defendants from continuing to import and sell infringing products in the U.S.  We filed a corresponding patent infringement complaint in the Middle District of Florida against these same defendants alleging infringement of four of our patents.   In January 2016, the ITC instituted an investigation based on our complaint. In February 2016, the district court proceedings were stayed pending resolution of the proceedings at the ITC.  Discovery is ongoing in the ITC action with a hearing currently scheduled for August 2016.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This quarterly report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations contained in this Item.  When used in this quarterly report and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “expects”, “will likely result”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements.”  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties identified in our annual report on Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report”) and in this Item 2 of Part I of this quarterly report.  Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, reliance on our intellectual property, the outcome of our intellectual property litigation and the ability to obtain adequate financing in the future.  We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

We have a three-part growth strategy that includes product and component sales and design services, intellectual property licensing and/or product ventures, and intellectual property enforcement.  We have made significant investments in developing and protecting our technologies and products, the returns on which are dependent upon the generation of future revenues from product sales and/or licensing for realization.

Recent Events

Reverse Stock Split

On March 29, 2016, we effected a one-for-ten reverse stock split of our common stock and our common stock began trading on the NASDAQ Capital Market on a post-split basis at the open of business on March 30, 2016.  As a result of the reverse stock split, every ten shares of our common stock was combined into one share of our common stock.  Any fractional shares created as a result of the reverse stock split were rounded up to the next largest whole number.  The par value and other terms of our common stock were not affected by the reverse stock split.  However, the number of shares of common stock that we are authorized to issue was proportionately reduced from 150,000,000 shares to 15,000.000

Litigation Funding Arrangement

In February 2016, we entered into an agreement with Brickell Key Investments LP (“BKI”), a special purpose fund under the management of Juridica Asset Management Limited, to fund our International Trade Commission (“ITC”) and related district court actions (the “Funded Actions”).  We received $11 million from BKI to be used primarily for payment of legal fees and expenses for the Funded Actions.  Under the terms of the funding agreement, we will reimburse and compensate BKI from gross proceeds generated from our patent assets, including the Funded Actions and our other patent enforcement actions and patent monetization activities, up to an agreed minimum return. Thereafter, BKI is entitled to a prorated portion of proceeds solely from the Funded Actions and only to the extent the proceeds from Funded Actions exceed the specified minimum return.

We granted BKI a senior security interest in our assets until such time as the specified minimum return is paid, in which case, the security interest will be released except with respect to the patents and proceeds directly related to Funded Actions.  The security interest is enforceable by BKI in the event that we are in default under the agreement.  As of March 31, 2016, we are in compliance with our obligations under the agreement.

Liquidity and Capital Resources

At March 31, 2016, our capital resources consisted of approximately $1.1 million in cash, cash equivalents and available-for-sale securities and approximately $6.8 million in restricted cash and cash equivalents.   The restricted cash and cash equivalents represents the unused portion of the restricted funds received from BKI (see “Recent Events”).   Our arrangements with regard to the ITC and related proceedings provide for fee caps such that our expenses will not exceed the restricted funds received.  We used cash for operations of approximately $6 million for the three months ended March 31, 2016, of which, approximately $3.2 million was funded from restricted cash and cash equivalents.    In addition, we used approximately $1 million from our unrestricted cash to reduce our current liabilities.  We further reduced our current liabilities in February 2016 with the conversion of approximately $0.8 million in accounts payable to a long-term unsecured note.  Our unrestricted capital resources at March 31, 2016 are not sufficient to support our liquidity requirements for 2016 which raises substantial doubt about our ability to continue as a going concern.

Our repayment obligation to BKI is recorded as a long-term liability in our accompanying balance sheets and will be measured at its estimated fair value at the end of each reporting period.   As of March 31, 2016, the fair value of the obligation is estimated to be $10,867,044.  In addition, the unsecured promissory note that we converted from current accounts payable matures in December 2017.

Our ability to meet our operating costs for 2016 is dependent upon our ability to (i) successfully negotiate licensing agreements and/or settlements for the use of our technologies by others and/or (ii) our ability to develop, market and sell existing and new products.  We expect that revenue generated from patent enforcement actions, technology licenses and/or the sale of products in 2016 may not be sufficient to cover our operating expenses and our secured contingent repayment obligations.  Revenues generated from patent-related activities will be used first to satisfy our secured contingent payment obligations.    Thereafter, any remaining revenues from patent-related activities will be subject to prorated contingent payments to third-parties, including legal counsel.

We expect to continue to invest in patent prosecution and enforcement, product development, and sales, marketing, and customer support for our technologies and products.   The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from our technologies and/or products to offset expenses and contingent payment obligations.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private debt or equity financing or contingent fee arrangements and/or reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings or contingent fee arrangements, and/or reduce operating costs will have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

Fair Value Measurements

We have elected to measure our secured contingent payment obligation at fair value which is based on significant unobservable inputs.  We estimated the fair value of our secured contingent payment obligation using an income approach based on the estimated present value of projected future cash outflows using a risk-adjusted discount rate.  Increases or decreases in the significant unobservable inputs could result in significant increases or decreases in fair value.

Results of Operations for Each of the Three Months Ended March 31, 2016 and 2015

Revenue and Gross Margin

We reported approximately $59,400  in revenue for the three months ended March 31, 2016 from engineering services for wireless product testing.  Our gross margin for the three months ended March 31, 2016 was approximately $21,500, or 36%.  Our cost of sales includes cost of materials and the cost of labor and overhead incurred under engineering design contracts.  At March 31, 2016, we have deferred revenue of approximately $20,000 representing component product inventory held by a distributor.  We reported no revenue for the three months ended March 31, 2015.

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

Our research and development expenses decreased approximately $805,000, or 46%, during the three months ended March 31, 2016 when compared to the same period in 2015.  This decrease is primarily due to a reduction in personnel and related expenses of approximately $552,000 as well as a decrease in share-based compensation expense of approximately $89,000.

The decrease in personnel and related expenses is primarily the result of our June 2015 reduction in workforce.  The decrease in share-based compensation expense is primarily a result of a reduction in share-based awards since 2013 and a decrease in expense attribution for long-term equity incentive awards granted to engineering personnel in prior years that became fully vested by mid-2015.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of executive, director, sales and marketing, and finance and administrative personnel costs, including our share-based compensation, and costs incurred for insurance, shareholder relations and outside legal and professional services, including litigation expenses.

Our selling, general and administrative expenses increased approximately $140,000 or 3%, during the three months ended March 31, 2016 when compared to the same period in 2015.  This is the result of an increase in litigation fees of approximately $710,000, partially offset by a decrease in share-based compensation expense of approximately $396,000 and a decrease in personnel and related expenses of approximately $173,000.

The increase in litigation related fees and expenses for three months ended March 31, 2016 is the result of increased patent related legal activities to support our ITC case against Apple, LG, Samsung, and Qualcomm.  These increased costs are funded from our restricted cash and cash equivalents.

The decrease in share-based compensation expense for the three months ended March 31, 2016 is primarily the result of a reduction in share-based awards to directors and executives along with a decrease in expense attribution related to executive long-term equity incentive awards from prior years that became fully vested in mid-2015.  The decrease in personnel and related expenses is primarily the result of our June 2015 reduction in workforce.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of March 31, 2016, we had outstanding warrants to purchase 815,217 shares of our common stock.  The estimated grant date fair value of these warrants of $285,625 is included in shareholders’ equity in our balance sheets.

These warrants include three warrants, each for the purchase of up to 188,406 shares of our common stock at exercise prices of $15, $25 and $35, respectively that were purchased by a third-party on January 15, 2015.  These warrants are exercisable through January 15, 2018.    The remaining warrant is for the purchase of up to 250,000 shares of our common stock at an exercise price of $3.50 that was issued to BKI in February 2016.  This warrant is exercisable through February 24, 2021.

Contractual Obligations

There have been no material changes in our contractual obligations as set forth in our Annual Report, except as follows:

In February, 2016, we converted $825,000 in current liabilities to a related party to an unsecured promissory note.   Interest on the note is payable monthly on the outstanding principal balance at a rate of 8% per annum and the note matures on December 31, 2017.

Also in February, 2016, we entered into a litigation funding agreement with BKI whereby we received proceeds of $11 million in exchange for BKI’s right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions.  The amount and timing of our repayment obligation is dependent upon the amount and timing of proceeds received by us for patent-related activities.  We have recorded this obligation at its estimated fair market value of approximately $10.9 million at March 31, 2016.

Critical Accounting Policies

There have been no changes in accounting policies from those stated in our Annual Report, except as follows:

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents represent cash on hand and money market investments that are restricted for specific use in payment of legal fees and expenses related to certain of our patent infringement actions.  The restricted money market investments generally have original maturities of three months or less when purchased and are recorded at fair value.

Secured Contingent Payment Obligation

We have accounted for our secured contingent repayment obligation as long-term debt in accordance with Accounting Standards Codification (“ASC”) 470-10-25, “Sales of Future Revenues or Various other Measures of Income.” Our repayment obligations are contingent upon the receipt of proceeds from patent enforcement and/or patent monetization actions.   We have elected to measure our secured contingent payment obligation at its fair value in accordance with ASC 825, “Financial Instruments” based on the variable and contingent nature of the repayment provisions. We have determined that the fair value of our secured contingent payment obligation falls within Level 3 in the fair value hierarchy which involves significant estimates and assumptions including projected future patent-related proceeds and the risk-adjusted rate for discounting future cash flows.  Actual results could differ from the estimates made.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

For the three months ended March 31, 2016, there were no material changes from the market risk information disclosed under Item 7A of Part II of our Annual Report.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Reference is made to the section entitled “Legal Proceedings” in Note 12 to our unaudited financial statements included in this quarterly report for a discussion of current legal proceedings, which discussion is incorporated herein by reference.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 25, 2016, we sold 454,546 shares of our common stock at a price of $2.20 per share to an accredited investor in a private placement transaction generating gross proceeds of approximately $1,000,000.  We have no registration obligations with respect to these shares.  The common stock was offered and sold solely to the accredited investor on a private placement basis under Section 4(a)(2) of the Securities Act of 1933, as amended.

On February 25, 2016, we consummated the sale of a warrant to BKI for the purchase of up to 250,000 shares of our common stock in conjunction with their financing arrangement with us.  This warrant has an exercise price of $3.50 per share, is exercisable for five years from the date of issuance, and has piggy-back registration rights of the underlying warrant shares.  The fair value of this warrant of $155,625 is included in shareholders’ equity in the accompanying balance sheet at March 31, 2016.  The warrant was offered and sold solely to BKI on a private placement basis under Section 4(a)(2) of the Securities Act of 1933, as amended.

The proceeds from our unregistered sales of equity securities will be used for general working capital purposes.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

On May 16, 2016, we issued a press release announcing our results of operations and financial condition for the three months ended March 31, 2016.  The press release is attached hereto as Exhibit 99.1.

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

3.4	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 14, 2007)

10.1	Form of Securities Purchase Agreement dated January 21, 2016 (incorporated by reference from Exhibit 10.1 of Current Report of Form 8-K filed January 21, 2016)

10.2	Claims Proceeds Investment Agreement between Registrant and Brickell Key Investments LLP**

10.3	Warrant Agreement between Registrant and Brickell Key Investments LLP*

31.1	Section 302 Certification of Jeffrey L. Parker, CEO*

31.2	Section 302 Certification of Cynthia Poehlman, CFO*

32.1	Section 906 Certification*

99.1	Earnings Press Release*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith

**Portions of these exhibits have been omitted pursuant to a request for confidential treatment filed separately with the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.
Registrant

May 16, 2016	By:	/s/ Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 16, 2016	By:	/s/ Cynthia L. Poehlman
Cynthia L. Poehlman
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

10.2	Claims Proceeds Investment Agreement between Registrant and Brickell Key Investments LLP**
10.3	Warrant Agreement between Registrant and Brickell Key Investments LLP

31.1	Section 302 Certification of Jeffrey L. Parker, CEO

31.2	Section 302 Certification of Cynthia Poehlman, CFO

32.1	Section 906 Certification

99.1	Earnings Press Release

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

** Portions of these exhibits have been omitted pursuant to a request for confidential treatment filed  separately with the SEC.