Form 10-Q
period 2016-06-30
PARKERVISION INC
filed 2016-08-15
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

As of August 8, 2016 12,812,428 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
PARKERVISION, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2016	December 31, 2015
CURRENT ASSETS:
Cash and cash equivalents	$1,541,208	$175,401
Restricted cash and cash equivalents	5,096,806	-
Available-for-sale securities	203,141	1,789,947
Accounts receivable, net of allowance for doubtful accounts of $4,437 and $0 at June 30, 2016 and December 31, 2015, respectively	4,275	4,119
Inventories	170,139	160,776
Prepaid expenses and other	630,571	222,370
Total current assets	7,646,140	2,352,613

PROPERTY AND EQUIPMENT, net	347,829	445,543

INTANGIBLE ASSETS, net	7,115,441	7,574,933
Total assets	$15,109,410	$10,373,089

CURRENT LIABILITIES:
Accounts payable	$2,428,330	$2,318,671
Accrued expenses:
Salaries and wages	286,978	290,169
Professional fees	1,910,602	1,115,140
Other accrued expenses	140,373	218,962
Deferred rent, current portion	72,867	73,899
Deferred revenue	19,568	20,981
Total current liabilities	4,858,718	4,037,822

LONG-TERM LIABILITIES:
Capital lease, net of current portion	-	285
Deferred rent, net of current portion	16,622	52,197
Long-term note payable, related party	825,000	-
Secured contingent payment obligation	14,971,768	-
Total long-term liabilities	15,813,390	52,482
Total liabilities	20,672,108	4,090,304

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 15,000,000 shares authorized, 11,671,519 and 11,015,180 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively*	116,715	110,152
Accumulated other comprehensive income (loss)	211	(53)
Warrants outstanding	1,634,930	1,300,000
Additional paid-in capital*	336,844,283	335,527,356
Accumulated deficit	(344,158,837)	(330,654,670)
Total shareholders' (deficit) equity	(5,562,698)	6,282,785
Total liabilities and shareholders' (deficit) equity	$15,109,410	$10,373,089

*	Adjusted to reflect the impact of the 1:10 reverse stock split that became effective on March 30, 2016.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PARKERVISION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$4,675	$-	$64,095	$-
Cost of sales	(3,206)	-	(41,037)	-
Gross margin	1,469	-	23,058	-

Research and development expenses	1,057,968	1,694,357	2,010,224	3,451,791
Selling, general and administrative expenses	5,019,046	3,140,019	9,189,074	7,169,630
Total operating expenses	6,077,014	4,834,376	11,199,298	10,621,421

Interest income	5,934	1,265	10,981	13,367
Interest expense	(16,520)	(9,283)	(34,876)	(10,322)
Other income	2,666	-	2,666	-
Loss on changes in fair value	(2,284,029)	-	(2,306,698)	-
Total interest and other	(2,291,949)	(8,018)	(2,327,927)	3,045

Net loss	(8,367,494)	(4,842,394)	(13,504,167)	(10,618,376)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	925	(11,708)	264	(11,708)
Other comprehensive income (loss), net of tax	925	(11,708)	264	(11,708)

Comprehensive loss	$(8,366,569)	$(4,854,102)	$(13,503,903)	$(10,630,084)

Basic and diluted net loss per common share*	$(0.72)	$(0.50)	$(1.17)	$(1.09)

Weighted average common shares outstanding*	11,645,040	9,764,531	11,495,040	9,754,331

*	Adjusted to reflect the impact of the 1:10 reverse stock split that became effective on March 30, 2016.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PARKERVISION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,367,494)	$(4,842,394)	$(13,504,167)	$(10,618,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	326,729	343,770	654,354	686,701
Share-based compensation	29,416	367,602	64,745	887,260
Loss (gain) on disposal of assets	705	(3,200)	705	(3,200)
Realized loss (gain) on available-for-sale securities	-	7,060	(1,354)	7,060
Loss on changes in fair value	2,284,029	-	2,306,698	-
Changes in operating assets and liabilities:
Accounts receivable, net	14,885	(20,400)	(156)	(20,400)
Inventories	322	(27,410)	322	(57,035)
Prepaid expenses and other assets	22,575	399,459	(98,201)	469,155
Accounts payable and accrued expenses	2,744,141	(47,793)	1,699,076	740,245
Deferred rent	(18,304)	(13,909)	(36,607)	(27,816)
Deferred revenue	(400)	20,000	(1,413)	20,000
Total adjustments	5,404,098	1,025,179	4,588,169	2,701,970
Net cash used in operating activities	(2,963,396)	(3,817,215)	(8,915,998)	(7,916,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale investments	(300,445)	(8,325)	(2,001,576)	(945,422)
Proceeds from sale of investments	785,000	3,690,000	3,590,000	8,155,000
Proceeds from sale of assets	-	3,200	-	3,200
Payments for patent costs	(62,633)	(302,884)	(105,850)	(466,357)
Purchases of property and equipment	-	(10,429)	(1,687)	(47,623)
Increase in restricted cash and cash equivalents	(1,000,000)	-	(11,000,000)	-
Decrease in restricted cash and cash equivalents	2,747,054	-	5,903,194	-
Net cash provided by (used in) investing activities	2,168,976	3,371,562	(3,615,919)	6,698,798

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants in public and private offerings	(39,762)	-	948,744	1,298,000
Shares withheld for payment of taxes	-	(16,995)	-	(16,995)
Principal payments on capital lease obligation	(414)	(43,177)	(51,020)	(58,479)
Proceeds from long-term debt financing	2,000,000	-	13,000,000	-
Net cash provided by (used in) financing activities	1,959,824	(60,172)	13,897,724	1,222,526

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,165,404	(505,825)	1,365,807	4,918
CASH AND CASH EQUIVALENTS, beginning of period	375,804	729,668	175,401	218,925
CASH AND CASH EQUIVALENTS, end of period	$1,541,208	$223,843	$1,541,208	$223,843

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PARKERVISION, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Description of Business

ParkerVision (“we”or the “Company”) is in the business of innovating fundamental wireless technologies.   We design, develop and market our proprietary radio frequency (“RF”) technologies and products for use in semiconductor circuits for wireless communication products.  In addition, we offer engineering consulting and design services, for a negotiated fee, to assist customers in developing prototypes and/or products incorporating wireless technologies.

We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.

2.  Liquidity and Going Concern

Our consolidated financial statements were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.  These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should we be unable to continue as a going concern.

In January 2016, we sold unregistered common stock in a private placement transaction for approximately $1 million (see Note 10).   In addition, in the first half of 2016, we received an aggregate of $13 million in funding from a litigation funding party, Brickell Key Investments (“BKI”).  Of the funding received, $2 million was for general working capital purposes and the remaining $11 million was restricted for payment of legal fees and expenses in connection with our proceedings at the International Trade Commission (“ITC”) and related patent actions, including an international patent infringement action filed in June 2016 (see Note 8).  Our fee arrangements with regard to the ITC and related proceedings provide for fee caps such that our legal fees and expenses to prosecute these actions are not expected to exceed the restricted funds received.

At June 30, 2016, we had cash, cash equivalents, and available-for-sale securities of approximately $1.7 million and restricted cash and cash equivalents of approximately $5.1 million.  In July 2016, we received approximately $3.0 million in gross proceeds from the sale of common stock in a private placement transaction. We used approximately $8.9 million of cash for operations during the six months ended June 30, 2016, of which approximately $5.9 million was funded from restricted cash and cash equivalents for our ITC and related proceedings.  Our unrestricted capital resources at June 30, 2016, along with the additional funds received from the sale of equity securities in July 2016, may not be sufficient to support our working capital requirements for the next twelve months. This raises substantial doubt about our ability to continue as a going concern.

Our ability to meet our operating costs for 2016 and beyond is dependent upon our ability to (i) successfully negotiate licensing agreements and/or settlements for the use of our technologies by others and/or (ii) our ability to develop, market and sell existing and new products.  In July 2016, we entered into a patent license and settlement agreement with Samsung Electronics Co., Ltd and its affiliates (“Samsung”).  Funds to be received from Samsung under this agreement will be designated for repayment of our secured contingent payment obligation.  We expect that revenue generated from patent enforcement actions, technology licenses and/or the sale of products in 2016 may not be sufficient to cover our operating expenses and our secured contingent repayment obligations.  Revenues generated from patent-related activities will be used first to satisfy our secured contingent payment obligations.  Thereafter, any remaining revenues from patent-related activities will be subject to prorated contingent payments to third-parties, including legal counsel.

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

3.  Basis of Presentation

The accompanying unaudited consolidated financial statements for the period ended June 30, 2016 were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or future years.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  All prior period references in these unaudited consolidated financial statements to number of shares, price per share and weighted average shares of common stock have been adjusted on a retroactive basis to reflect the one-for-ten reverse stock split that went into effect on March 30, 2016.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations have been included.

The year-end consolidated balance sheet data was derived from audited financial statements for the year ended December 31, 2015, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2015.

The consolidated financial statements include the accounts of ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH (collectively, “ParkerVision”) after elimination of all significant intercompany transactions and accounts.

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

Secured Contingent Payment Obligation
We have accounted for our secured contingent repayment obligation as long-term debt in accordance with Accounting Standards Codification (“ASC”) 470-10-25, “Sales of Future Revenues or Various other Measures of Income.” Our repayment obligations are contingent upon the receipt of proceeds from patent enforcement and/or patent monetization actions.   We have elected to measure our secured contingent payment obligation at its fair value in accordance with ASC 825, “Financial Instruments” based on the variable and contingent nature of the repayment provisions. We have determined that the fair value of our secured contingent payment obligation falls within Level 3 in the fair value hierarchy which involves significant estimates and assumptions including projected future patent-related proceeds and the risk-adjusted rate for discounting future cash flows (see Note 11).  Actual results could differ from the estimates made. Changes in fair value, including the component related to imputed interest, is included in the accompanying consolidated statements of comprehensive loss under the heading “Loss on changes in fair value”.

Accounting for Share-Based Compensation
In April 2016, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations.  We have elected to account for forfeitures of share-based equity awards as they occur.  The adoption of ASU 2016-09 had no impact on our consolidated financial statements except for the reclassification of the value of shares withheld for payment of taxes in our accompanying consolidated statements of cash flows.

Recent Accounting Pronouncements
In April 2016, we early adopted, on a retrospective basis, FASB ASU 2015-17 “Income Taxes: Balance Sheet Classification of Deferred Taxes (Topic 740)”, issued in November 2015.   ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet.  Given the existence of a full valuation allowance for all periods presented, the adoption of ASU 2015-17 had no effect on our current or prior period consolidated financial statements.

In April 2016, we early adopted FASB ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330)” issued in July 2015.  ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out method by prescribing inventory be valued at the lower of cost and net realizable value. The adoption of ASU 2015-11 had no impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02 “Leases,” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.    Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months.  ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018.  Early adoption is permitted.  We are currently assessing the impact of this update on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”  to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for interim and annual periods beginning after December 15, 2016.  Early adoption is permitted.  We are currently assessing the impact of this update on future discussions of our liquidity position in our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue.  This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized.    ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)”, issued in August 2015, defers adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017.  Early adoption is not permitted.  We do not expect the adoption of ASU 2014-09 to have a material effect on our consolidated financial statements.

5.  Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive.

Options and warrants to purchase 1,525,485 and 1,322,433 shares of common stock were outstanding at June 30, 2016 and 2015, respectively.  In addition, unvested restricted stock units (“RSUs”), representing 0 and 188,564 shares of common stock, were outstanding at June 30, 2016 and 2015, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

6.  Inventories

Inventories consist of the following:

	June 30, 2016	December 31, 2015
Work-in-process	$126,730	$117,045
Finished goods	43,409	43,731
Total inventories	$170,139	$160,776

7.  Intangible Assets

Intangible assets consist of the following:

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$20,415,480	$13,300,039	$7,115,441
Prepaid licensing fees	574,000	574,000	-
	$20,989,480	$13,874,039	$7,115,441

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$20,309,630	$12,734,697	$7,574,933
Prepaid licensing fees	574,000	574,000	-
	$20,883,630	$13,308,697	$7,574,933

8.  Long-Term Debt

Note Payable to a Related Party

At June 30, 2016, we had an unsecured promissory note payable to a related party for unpaid legal fees of  $825,000.   Interest on the note is payable monthly on the outstanding principal balance at a rate of 8% per annum.  The note matures on December 31, 2017 and early prepayment of all or any portion of the principal balance is allowed without penalty.  As of June 30, 2016, the estimated fair value of our note payable is approximately $716,000 based on a risk-adjusted discount rate.

Failure to comply with the payment terms of this note constitutes an event of default which, if uncured, will result in the entire unpaid principal balance of the note and any unpaid, accrued interest to become immediately due and payable.   As of June 30, 2016, we are in compliance with the payment terms of the note.

Secured Contingent Payment Obligation

On February 25, 2016, we entered into a litigation funding arrangement with BKI, a special purpose fund under the management of Juridica Asset Management Limited.  Under the agreement, we received aggregate proceeds of $11 million in exchange for BKI’s right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions.  In connection with the agreement, we issued BKI a warrant to purchase up to 250,000 shares of our common stock at an exercise price of $3.50 per share valued at its estimated fair market value of $155,625 using a discounted Black-Scholes model.

In May 2016, we received additional proceeds of $2 million from BKI.  In connection with the additional proceeds, we exchanged the original warrant for a new warrant to purchase up to 350,000 shares of our common stock at an exercise price of $2.00 per share.  We estimated the incremental fair value of the new warrant of $179,305 using a discounted Black-Scholes model.  The aggregate fair value of the BKI warrant is $334,930 and is included in shareholders’ equity in the accompanying consolidated balance sheet at June 30, 2016.

Under the agreements, $11 million of the aggregate proceeds are restricted for use in payment of our legal fees and expenses in connection with the legal proceedings filed at the ITC in December 2015 and legal proceedings filed in Germany in June 2016 (the “Funded Actions”).  These proceeds, net of funds used to pay allowable expenses or funds paid on retainer, are recorded as restricted cash and cash equivalents on our accompanying consolidated balance sheet at June 30, 2016.

BKI is entitled to priority payment of 100% of proceeds received from all patent-related actions until such time that BKI has been repaid in full.  After repayment of the funded amount, BKI is entitled to a portion of remaining proceeds up to a specified minimum return which is determined as a percentage of the funded amount and varies based on the timing of repayment.  In addition, BKI is entitled to a pro rata portion of proceeds solely from the Funded Actions to the extent aggregate proceeds from the Funded Actions exceed the specified minimum return.

We granted BKI a senior security interest in our assets until such time as the specified minimum return is paid, in which case, the security interest will be released except with respect to the patents and proceeds directly related to Funded Actions.  The security interest is enforceable by BKI in the event that we are in default under the agreement which would occur if (i) we fail, after notice, to pay proceeds to BKI, (ii) we become insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to us, (iii) our creditors commence actions against us (which are not subsequently discharged) that affect our material assets, (iv) we, without BKI’s consent, incur indebtedness other than immaterial ordinary course indebtedness, or (v) there is an uncured non-compliance of our obligations or misrepresentations under the agreement.   As of June 30, 2016, we are in compliance with our obligations under this agreement.

We have elected to measure our secured contingent payment obligation at fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the consolidated statements of comprehensive loss until the contingency is resolved.  As of June 30, 2016, the fair value of the obligation is estimated to be $14,971,768 (see Note 11).

9.  Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2015, except for the adoption of ASU 2016-09 as discussed in Note 4.

The following table presents share-based compensation expense included in our consolidated statements of comprehensive loss for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development expenses	$24,725	$7,014	$51,205	$122,258
Selling, general and administrative expenses	4,691	360,588	13,540	765,002
Total share-based expense	$29,416	$367,602	$64,745	$887,260

As of June 30, 2016, we had approximately $118,000 in unrecognized compensation cost related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of approximately two years.

10.  Stock Authorization and Issuance

On January 25, 2016, we sold 454,546 shares of our common stock at a price of $2.20 per share to an accredited investor in a private placement transaction generating gross proceeds of approximately $1,000,000.  We have no registration obligations with respect to these shares.

On February 25, 2016, we issued a warrant to BKI for the purchase of up to 250,000 shares of our common stock in conjunction with their financing arrangement with us (see Note 8).  The warrant had an exercise price of $3.50 per share, was exercisable for five years from the date of issuance, and had piggy-back registration rights of the underlying warrant shares.  On May 27, 2016, in connection with an additional financing arrangement with BKI (see Note 8), the warrant was exchanged for a new warrant for the purchase of up to 350,000 shares of our common stock at an exercise price of $2.00 per share.  The new warrant is exercisable for five years from the date of issuance and has piggy-back registration rights of the underlying warrant shares.  The shares underlying the warrants were registered on a registration statement that was declared effective on August 2, 2016 (File No. 333-212670).

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

The following tables summarize the fair value of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016:
Assets:
Money market funds	$1,011,305	$1,011,305	$-	$-
Available-for-sale securities	203,141	203,141	-	-
Restricted cash equivalents	5,096,806	5,096,806	-	-
Liabilities:
Secured contingent payment obligation	14,971,768	-	-	14,971,768

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015:
Assets:
Available-for-sale securities	$1,789,947	$1,789,947	$-	$-

Changes in the fair value of our Level 3 secured contingent payment obligation for the six months ended June 30, 2016 were as follows:

Secured Contingent Payment Obligation
Balance at December 31, 2015	$-
Issuance of contingent payment obligation [1]	12,665,070
Fair value adjustment	2,306,698
Balance at June 30, 2016	$14,971,768

1- Recorded net of $334,930 fair value assigned to the warrants issued in connection with the transaction (see Note 8).

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

ParkerVision vs. Qualcomm, HTC, and Samsung
On May 1, 2014, we filed a complaint in the Middle District of Florida against Qualcomm, Qualcomm Atheros, Inc., and HTC (HTC Corporation and HTC America, Inc) (the “Qualcomm Action”) seeking unspecified damages and injunctive relief for infringement of seven of our patents related to RF up-conversion, systems for control of multi-mode, multi-band communications, baseband innovations including control and system calibration, and wireless protocol conversion. On August 21, 2014, we amended our complaint adding Samsung as a defendant.  We also added infringement claims of four additional patents to this case.  On November 17, 2014, certain of the defendants filed counterclaims of non-infringement and invalidity for all patents in the case.  A claim construction hearing was held on August 12, 2015 but no ruling on claim construction has been issued by the court.   In January 2016, the court granted the parties’ joint motion to dismiss claims and counterclaims related to six patents in the case in order to narrow the scope of the litigation.  In February 2016, the court granted the parties’ joint motion to stay these proceedings until resolution of the proceedings at the ITC as discussed below.  In July 2016, we entered into a confidential patent license and settlement agreement with Samsung and, as a result, the court granted our motion to remove Samsung from these proceedings.

Qualcomm Inc. and Qualcomm Atheros, Inc. vs. ParkerVision
On August 27, 2015, Qualcomm, Inc. and Qualcomm Atheros, Inc. filed an aggregate of ten petitions for Inter partes review (“IPR”) with the PTAB seeking to invalidate certain claims related to three of the eleven patents originally asserted in our Qualcomm Action.  We filed preliminary responses to these petitions in December 2015. In March 2016, the PTAB issued decisions denying institution of trial for three of the petitions, all of which relate to our U.S. patent 7,039,372 (“the ‘372 Patent”) and instituting trial for the remaining petitions, all of which relate to our U.S. patent 6,091,940 (the ‘940 Patent”) and U.S. patent 7,966,012 (“the ‘012 Patent”).   The ‘372 Patent and the ‘940 Patent are among the patents asserted in the Qualcomm Action.  On May 2, 2016, we entered a motion disclaiming the challenged claims of the ‘012 Patent and, on May 5, 2016, the PTAB granted our motion and entered an adverse judgment against us with respect to those claims. Our responses to the remaining petitions that were instituted for trial were filed in May 2016 and replies from Qualcomm are due on September 13, 2016.

ParkerVision v. Apple, LG, Samsung and Qualcomm
On December 15, 2015, we filed a complaint with the United States ITC against Apple, Inc., LG Electronics, Inc., LG Electronics U.S.A., Inc., and LG Electronics MobileComm U.S.A., Inc., (collectively, “LG”), Samsung and Qualcomm alleging that these companies have engaged in unfair trade practices by unlawfully importing into the U.S. and selling various products that infringe certain of our patents.  We also requested that the ITC bar the defendants from continuing to import and sell infringing products in the U.S.  We filed a corresponding patent infringement complaint in the Middle District of Florida against these same defendants alleging infringement of the same patents.   In January 2016, the ITC instituted an investigation based on our complaint. In February 2016, the district court proceedings were stayed pending resolution of the proceedings at the ITC.  In July 2016, we entered into a confidential patent license and settlement agreement with Samsung and, as a result, Samsung has been removed from both the ITC and related district court action.   The ITC hearing with regard to the remaining defendants was originally scheduled for August 2016, but has been temporarily stayed by the administrative law judge in the case for medical reasons.

ParkerVision v. LG
In June 2016, we filed a complaint in Munich Regional Court against LG Electronics Deutschland GmbH, a German subsidiary of LG Electronics, Inc. alleging infringement of one of our German patents. A hearing in this case is scheduled for November 2016.

13.  Subsequent Events

In July 2016, we sold 1,090,909 shares of our common stock at a price of $2.75 per share to an accredited investor in a private placement transaction generating gross proceeds of approximately $3,000,000.  We filed a registration statement on July 25, 2016 to register the resale of the common stock and the registration statement was declared effective on August 2, 2016 (File No. 333-212670).

In July 2016, we also exchanged warrants issued in 2015 to 1624 PV, LLC (“1624”) for a new warrant.  We exchanged three common stock purchase warrants, each entitling 1624 to acquire up to 188,406 shares of our common stock at exercise prices of $15, $25 and $35, respectively for a new warrant entitling 1624 to acquire up to 200,000 shares of our common stock at an exercise price of $3.25 per share with an expiration date of June 16, 2018.  All other terms of the warrant remained unchanged. As a result of this warrant exchange, the number of shares of our common stock subject to warrants decreased by 365,218 shares. As part of the exchange, we agreed to file a post-effective amendment to the previously filed S-3 registration statement (File No. 333-202802) covering the resale of the shares issuable upon exercise of the warrants.  This post-effective amendment was declared effective on August 3, 2016.

On July 15, 2016, we entered into a patent license and settlement agreement with Samsung.  Under the terms of the agreement, we granted Samsung a perpetual, worldwide license to our current patent portfolio, subject to certain exclusions.   We also agreed to terminate Samsung from the ITC investigation and to dismiss our claims against Samsung in two district court cases (Note 12).   The parties agreed not to disclose the specific financial terms of the agreement.

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

Recent Events

Patent License and Settlement Agreement with Samsung
On July 15, 2016, we entered into a patent license and settlement agreement with Samsung Electronics Co., Ltd. and its affiliates (“Samsung”).  Under the terms of the agreement, we granted Samsung a perpetual, worldwide license to our current patent portfolio, subject to certain exclusions.   We also agreed to terminate Samsung from the U.S. International Trade Commission (“ITC”) investigation and to dismiss our claims against Samsung in two district court cases.   Refer to “Legal Proceedings” in Note 12 to the condensed consolidated financial statements included in this quarterly report for a further discussion of these cases.  The parties agreed not to disclose the specific financial terms of the agreement.

Private Placement
On July 6, 2016, we consummated the sale of 1,090,909 shares of our common stock at a price of $2.75 per shares in a private placement transaction with an accredited investor. The sale of shares generated gross proceeds of approximately $3.0 million which will be used for general working capital purposes.

Warrant Exchange
On July 8, 2016, we entered into an agreement with 1624 PV, LLC (“1624”), for the exchange of all of the warrants held by them.  1624 agreed to exchange three common stock purchase warrants each entitling 1624 to acquire up to 188,406 shares of our common stock at exercise prices of $15, $25 and $35, respectively, and expiring on January 15, 2018, for a new common stock purchase warrant entitling 1624 to acquire up to 200,000 shares of our common stock at an exercise price of $3.25 per share and expiring on June 16, 2018. The new warrant is substantially in the form of the original warrants, except for the changes described above.  As a result of the exchange, the number of shares of our common stock subject to warrants decreased by 365,218 shares.

Litigation Funding
In February 2016, we entered into an agreement with Brickell Key Investments LP (“BKI”), a special purpose fund under the management of Juridica Asset Management Limited, to fund the ITC and related district court action (the “Funded Action.”).  We received $11 million from BKI to be used primarily for payment of legal fees and expenses for the Funded Actions.  Under the terms of the funding agreement, we will reimburse and compensate BKI from gross proceeds generated from our patent assets, including the Funded Actions and our other patent enforcement actions and patent monetization activities, up to an agreed minimum return. Thereafter, BKI is entitled to a prorated portion of proceeds solely from the Funded Actions and only to the extent the proceeds from Funded Actions exceed the specified minimum return.

In May 2016, BKI exercised its right under the agreement to fund an additional $2 million (the “Additional Funds”) to be used to pay our legal fees and expenses in connection with specified international patent enforcement actions. The agreement was amended to provide that one-half of the Additional Funds will be restricted for a specific use with the remainder usable by us for working capital purposes. The amendment also provides that BKI will be compensated for the Additional Funds on substantially the same terms and conditions set forth in the original agreement. The legal fees and expenses for our German complaint filed in June 2016 will be funded with the Additional Funds received from BKI.

In connection with the BKI agreement, in February 2016, we issued BKI a warrant for the purchase of up to 250,000 shares of our common stock at an exercise price of $3.50 per share. In connection with the amendment to the agreement, on May 27, 2016, we exchanged BKI’s warrant for a new warrant, to purchase up to 350,000 shares of our common stock at an exercise price of $2.00 per share. The new BKI warrant is exercisable for five years from the date of issuance.

We granted BKI a senior security interest in our assets until such time as the specified minimum return has been paid, at which time, the security interest will be released except with respect to the proceeds and patents specific to the Funded Actions. The security interest is enforceable by BKI in the event that we are in default under the agreement.

Funds received from Samsung as a result of our recent patent license and settlement agreement with them are expected to be used to reimburse BKI under the funding agreement.

Reverse Stock Split and NASDAQ Bid Price Compliance
On March 29, 2016, we effected a one-for-ten reverse stock split of our common stock and our common stock began trading on the NASDAQ Capital Market on a post-split basis at the open of business on March 30, 2016.  As a result of the reverse stock split, every ten shares of our common stock was combined into one share of our common stock.  Fractional shares created as a result of the reverse stock split were rounded up to the next largest whole number.  The par value and other terms of our common stock were not affected by the reverse stock split.  However, the number of shares of common stock that we are authorized to issue was proportionately reduced from 150,000,000 shares to 15,000,000.  As a result of our reverse stock split, on April 14, 2016, we regained compliance with the minimum bid price requirement for continued listing on the Nasdaq Stock Market.

Liquidity and Capital Resources

At June 30, 2016, our capital resources consisted of approximately $1.7 million in cash, cash equivalents and available-for-sale securities and approximately $5.1 million in restricted cash and cash equivalents.   The restricted cash and cash equivalents represents the unused portion of the restricted funds received from BKI (see “Recent Events”).   In July 2016, we received approximately $3.0 million in proceeds from the sale of common stock in a private placement transaction.

We used cash for operations of approximately $3.0 million and $8.9 million for the three and six months ended June 30, 2016, respectively, of which $2.7 million and $5.9 million, respectively, was funded from restricted cash and cash equivalents.   Our arrangements with our attorneys for the ITC and related proceedings provide for fee caps such that our legal fees and expenses are not expected to exceed the restricted funds received.  However, our unrestricted capital resources at June 30, 2016, along with the additional funds received from the sale of equity securities in July 2016, may not be sufficient to support our working capital requirements for the next twelve months which raises substantial doubt about our ability to continue as a going concern.

Our repayment obligation to BKI is recorded as a long-term liability in our accompanying consolidated balance sheets and is measured at its estimated fair value at the end of each reporting period.   As of June 30, 2016, the fair value of the obligation is estimated to be $14,971,768.  In addition, we have an unsecured promissory note for $825,000 to a related party that matures on December 31, 2017.

Our ability to meet our operating costs for 2016 is dependent upon our ability to (i) successfully negotiate licensing agreements and/or settlements for the use of our technologies by others and/or (ii) our ability to develop, market and sell existing and new products.  Revenues generated from patent-related activities will be used first to satisfy our secured contingent payment obligations. Thereafter, any remaining revenues from patent-related activities will be subject to prorated contingent payments to third-parties, including legal counsel.  In July 2016, we entered into a patent license and settlement agreement with Samsung.  Funds to be received from Samsung under this agreement will be designated entirely for repayment of our secured contingent payment obligation to BKI.  In general, we expect that revenue generated from patent enforcement actions, technology licenses and/or the sale of products in 2016 may not be sufficient to cover our operating expenses and our secured contingent repayment obligations.

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

Results of Operations for Each of the Three and Six Months Ended June 30, 2016 and 2015

Revenue and Gross Margin
We reported approximately $5,000 and $64,000 in revenue for the three and six months ended June 30, 2016, respectively.  This revenue was primarily for engineering services for wireless product testing.  Our gross margin for the three and six months ended June 30, 2016 was approximately $1,500, or 31% and $23,000, or 36%, respectively.  Our cost of sales includes cost of materials and the cost of labor and overhead incurred under engineering design contracts.  At June 30, 2016, we have deferred revenue of approximately $20,000 representing component product inventory held by a distributor.  We reported no revenue for the three and six months ended June 30, 2015.

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

Our research and development expenses decreased approximately $636,000, or 38%, during the three months ended June 30, 2016 when compared to the same period in 2015 and decreased approximately $1,442,000, or 42%, during the six months ended June 30, 2016 when compared to the same period in 2015.  These decreases for both the three and six-month periods are primarily due to a reduction in personnel and related expenses as a result of a June 2015 workforce reduction.

Selling, General, and Administrative Expenses
Selling, general and administrative expenses consist primarily of executive, director, sales and marketing, and finance and administrative personnel costs, including our share-based compensation, and costs incurred for insurance, shareholder relations and outside legal and professional services, including litigation expenses.

Our selling, general and administrative expenses increased approximately $1,879,000 or 60%, during the three months ended June 30, 2016 when compared to the same period in 2015.  This is the result of an increase in litigation fees of approximately $2,649,000, partially offset by a decrease in share-based compensation expense of approximately $356,000 and a decrease in personnel and related expenses of approximately $203,000.

Our selling, general and administrative expenses increased approximately $2,019,000 or 28%, during the six months ended June 30, 2016 when compared to the same period in 2015.  This is the result of an increase in litigation fees of approximately $3,359,000 partially offset by a decrease in share-based compensation expense of approximately $765,000 and a decrease in personnel and related expenses of approximately $376,000.

The increase in litigation related fees and expenses for three and six months ended June 30, 2016 is the result of increased patent-related legal activities to support our ITC case and our German litigation (see Note 12 to our condensed consolidated financial statements included in this quarterly report).  These increased costs are funded from our restricted cash and cash equivalents.

The decrease in share-based compensation expense for the three and six months ended June 30, 2016 is primarily the result of a reduction in share-based awards to directors and executives along with a decrease in expense attribution related to executive long-term equity incentive awards from prior years that became fully vested in mid-2015.  The decrease in personnel and related expenses is primarily the result of our June 2015 reduction in workforce.

Loss on Changes in Fair Value
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

For the three and six months ended June 30, 2016, the fair value of our secured contingent payment obligation increased by approximately $2,284,000 and $2,307,000, respectively.  This increase is a result of changes in the estimated timing and amount of projected future cash outflows based, in part, on the patent license and settlement agreement reached with Samsung in July 2016.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of June 30, 2016, we had outstanding warrants to purchase 915,218 shares of our common stock.  The estimated grant date fair value of these warrants of $1,634,930 is included in shareholders’ equity in our consolidated balance sheets.

These warrants include three warrants, each for the purchase of up to 188,406 shares of our common stock at exercise prices of $15, $25 and $35, respectively that were purchased by 1624 on January 15, 2015.  In July 2016, these warrants were exchanged for a single warrant for the purchase of up to 200,000 shares of our common stock at an exercise price of $3.25.

The remaining warrant is for the purchase of up to 350,000 shares of our common stock at an exercise price of $2.00 that was issued to BKI in May 2016 and expires in May 2021.

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

Also, in February 2016, as amended in May 2016, we entered into a litigation funding agreement with BKI whereby we received proceeds of $13 million in exchange for BKI’s right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions.  The amount and timing of our repayment obligation is dependent upon the amount and timing of proceeds received by us for patent-related activities.  We have recorded this obligation at its estimated fair market value of approximately $15.0 million at June 30, 2016.

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

Accounting for Share-Based Compensation
In April 2016, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations.  We have elected to account for forfeitures of share-based equity awards as they occur.  The adoption of ASU 2016-09 had no impact on our consolidated financial statements except for the reclassification of the value of shares withheld for payment of taxes in our accompanying  consolidated statements of cash flows.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

For the three and six months ended June 30, 2016, there were no material changes from the market risk information disclosed under Item 7A of Part II of our Annual Report.  We are exposed to market risk from changes in currency exchange rates that could impact our results of operations and financial position.  We have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period.  Any gains or losses recognized for changes in currency exchange rates are included as a component of “other income (expense)” in our consolidated statements of comprehensive loss.  We do not consider the market risk from changes in currency exchange rates to be material.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Reference is made to the section entitled “Legal Proceedings” in Note 12 to our unaudited consolidated financial statements included in this quarterly report for a discussion of current legal proceedings, which discussion is incorporated herein by reference.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 27, 2016, we issued a warrant to BKI in exchange for a warrant previously sold to BKI in February 2016 in connection with their financing arrangement with us.  The warrant is for the  purchase up to 350,000 shares of our common stock at an exercise price of $2.00 per share and is exercisable for five years from the date of issuance.  The warrant provided the holder with piggy-back registration rights and the warrant shares were registered on a Form S-3 registration statement (No. 333-212670) that became effective August 2, 2016. The aggregate fair value of this warrant of $334,930 is included in shareholders’ equity in our consolidated balance sheet at June 30, 2016.   The warrant was offered and sold solely to BKI on a private placement basis under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

On August 15, 2016, we issued a press release announcing our results of operations and financial condition for the three and six months ended June 30, 2016.  The press release is attached hereto as Exhibit 99.1.

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

3.4	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 14, 2007)

10.1	Amendment to Claims Proceeds Investment Agreement between Registrant and Brickell Key Investments*

10.2	Form of Warrant Agreement between Registrant and Brickell Key Investments LLP dated May 26, 2016*

31.1	Section 302 Certification of Jeffrey L. Parker, CEO*

31.2	Section 302 Certification of Cynthia L. Poehlman, CFO*

32.1	Section 906 Certification*

99.1	Earnings Press Release*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.
Registrant

August 15, 2016	By:	/s/ Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 15, 2016	By:	/s/ Cynthia L. Poehlman
Cynthia L. Poehlman
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

10.1	Amendment to Claims Proceeds Investment Agreement between Registrant and Brickell Key Investments

10.2	Form of Warrant Agreement between Registrant and Brickell Key Investments LLP dated May 26, 2016

31.1	Section 302 Certification of Jeffrey L. Parker, CEO

31.2	Section 302 Certification of Cynthia L. Poehlman, CFO

32.1	Section 906 Certification

99.1	Earnings Press Release

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase