Form 10-Q
period 2016-09-30
PARKERVISION INC
filed 2016-11-15
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 9, 2016, 13,100,344 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

PARKERVISION, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2016	2015
CURRENT ASSETS:
Cash and cash equivalents	$463,964	$175,401
Restricted cash and cash equivalents	2,737,321	-
Available-for-sale securities	628,674	1,789,947
Accounts receivable, net of allowance for doubtful accounts of $4,437 and $0 at September 30, 2016 and December 31, 2015, respectively	-	4,119
Inventories	170,050	160,776
Prepaid expenses and other	885,847	222,370
Total current assets	4,885,856	2,352,613

PROPERTY AND EQUIPMENT, net	308,552	445,543

INTANGIBLE ASSETS, net	6,821,236	7,574,933
Total assets	$12,015,644	$10,373,089

CURRENT LIABILITIES:
Accounts payable	$754,369	$2,318,671
Accrued expenses:
Salaries and wages	266,766	290,169
Professional fees	588,958	1,115,140
Other accrued expenses	260,486	218,962
Deferred rent, current portion	62,252	73,899
Deferred revenue	19,504	20,981
Total current liabilities	1,952,335	4,037,822

LONG-TERM LIABILITIES:
Capital lease, net of current portion	-	285
Deferred rent, net of current portion	8,934	52,197
Long-term note payable, related party	825,000	-
Secured contingent payment obligation	12,357,697	-
Total long-term liabilities	13,191,631	52,482
Total liabilities	15,143,966	4,090,304

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY:
Common stock, $.01 par value, 20,000,000 shares authorized, 13,100,344 and 11,015,180 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively*	131,003	110,152
Accumulated other comprehensive loss	(1,307)	(53)
Warrants outstanding	826,006	1,300,000
Additional paid-in capital*	342,408,866	335,527,356
Accumulated deficit	(346,492,890)	(330,654,670)
Total shareholders' (deficit) equity	(3,128,322)	6,282,785
Total liabilities and shareholders' (deficit) equity	$12,015,644	$10,373,089

*Adjusted to reflect the impact of the 1:10 reverse stock split that became effective on March 30, 2016.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$4,000,064	$5,483	$4,064,159	$5,483
Cost of sales	300,920	5,046	341,957	5,046
Gross margin	3,699,144	437	3,722,202	437

Research and development expenses	1,075,118	814,596	2,520,000	3,710,355
Selling, general and administrative expenses	3,561,067	2,313,267	13,312,817	10,038,929
Total operating expenses	4,636,185	3,127,863	15,832,817	13,749,284

Interest income	5,414	(1,145)	16,395	12,222
Interest expense	(16,517)	(6,945)	(51,393)	(17,267)
Change in fair value of contingent payment obligation (Note 8)	(725,909)	-	(3,032,607)	-
Total interest and other	(737,012)	(8,090)	(3,067,605)	(5,045)

Net loss before income taxes	(1,674,053)	(3,135,516)	(15,178,220)	(13,753,892)

Foreign income tax expense	(660,000)	-	(660,000)	-

Net loss	(2,334,053)	(3,135,516)	(15,838,220)	(13,753,892)

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on available-for-sale securities	(1,518)	8,797	(1,254)	(2,911)
Other comprehensive (loss) income, net of tax	(1,518)	8,797	(1,254)	(2,911)

Comprehensive loss	$(2,335,571)	$(3,126,719)	$(15,839,474)	$(13,756,803)

Basic and diluted net loss per common share*	$(0.18)	$(0.32)	$(1.33)	$(1.40)

Weighted average common shares outstanding*	12,846,386	9,866,738	11,948,776	9,792,212

*Adjusted to reflect the impact of the 1:10 reverse stock split that became effective on March 30, 2016.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,334,053)	$(3,135,516)	$(15,838,220)	$(13,753,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	342,888	327,551	997,242	976,952
Share-based compensation	1,422,943	196,017	1,487,688	1,083,277
(Gain) loss on disposal of assets	-	(1,000)	705	(4,200)
Realized loss (gain) on available-for-sale securities	646	5,891	(708)	12,951
Change in fair value of contingent payment obligation	725,909	-	3,032,607	-
Changes in operating assets and liabilities:
Accounts receivable, net	4,275	14,925	4,119	(5,475)
Inventories	89	-	411	(19,735)
Prepaid expenses and other assets	(135,276)	110,948	(233,477)	580,103
Accounts payable and accrued expenses	(2,895,285)	433,721	(1,196,209)	1,173,966
Deferred rent	(18,303)	(13,907)	(54,910)	(41,723)
Deferred revenue	(64)	2,492	(1,477)	22,492
Total adjustments	(552,178)	1,076,638	4,035,991	3,778,608
Net cash used in operating activities	(2,886,231)	(2,058,878)	(11,802,229)	(9,975,284)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale investments	(2,402,697)	(3,890)	(4,404,273)	(949,312)
Proceeds from sale of investments	1,975,000	2,350,000	5,565,000	10,505,000
Purchase of long-lived assets, net	(9,407)	(79,094)	(116,944)	(589,874)
Increase in restricted cash and cash equivalents	-	-	(11,000,000)	-
Decrease in restricted cash and cash equivalents	2,359,485	-	8,262,679	-
Net cash provided by (used in) investing activities	1,922,381	2,267,016	(1,693,538)	8,965,814

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants in public and private offerings	2,861,179	-	3,809,923	1,298,000
Net proceeds from exercise of options and warrants	422,500	-	422,500	-
Shares withheld for payment of taxes	(56,674)	(80,816)	(56,674)	(97,811)
Principal payments on capital lease obligation	(419)	(45,515)	(51,439)	(103,994)
Proceeds from contingent payment obligation	-	-	13,000,000	-
Repayment of contingent payment obligation	(3,339,980)	-	(3,339,980)	-
Net cash (used in) provided by financing activities	(113,394)	(126,331)	13,784,330	1,096,195

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,077,244)	81,807	288,563	86,725
CASH AND CASH EQUIVALENTS, beginning of period	1,541,208	223,843	175,401	218,925
CASH AND CASH EQUIVALENTS, end of period	$463,964	$305,650	$463,964	$305,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

2.  Liquidity and Going Concern

Our consolidated financial statements were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.  These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should we be unable to continue as a going concern.

In January and July 2016, we sold unregistered common stock in two private placement transactions for net proceeds of approximately $3.8 million (see Note 10).   In addition, in 2016, we received an aggregate of $13 million in funding from a litigation funding party, Brickell Key Investments (“BKI”).  Of the funding received, $2 million was for general working capital purposes and the remaining $11 million was restricted for payment of legal fees and expenses in connection with our proceedings at the International Trade Commission (“ITC”) and related international patent actions (see Note 8).  Our fee arrangements with regard to the ITC and related proceedings provide for fee caps such that our legal fees and expenses to prosecute these actions are not expected to exceed the restricted funds received.    We received approximately $3.3 million in net proceeds from a patent license and settlement agreement in August 2016.  These proceeds were used to repay a portion of the BKI funding.

At September 30, 2016, we had cash, cash equivalents, and available-for-sale securities of approximately $1.1 million and restricted cash and cash equivalents of approximately $2.7 million.  We used approximately $11.8 million of cash for operations during the nine months ended September 30, 2016, of which approximately $8.3 million was funded from restricted cash and cash equivalents for our ITC and related proceedings.  Our unrestricted capital resources at September 30, 2016 will not be sufficient to support our working capital requirements for the next twelve months. This raises substantial doubt about our ability to continue as a going concern.

Our ability to meet our operating costs for 2016 and beyond is dependent upon our ability to (i) successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others and/or (ii) our ability to develop, market and sell existing and new products.  Funds received from future patent license and litigation settlement agreements will first be designated for repayment of our secured contingent payment obligation.  Thereafter, any remaining revenues from patent-related activities will be subject to prorated contingent payments to third-parties, including legal counsel.    We expect that revenue generated from patent enforcement actions, technology licenses and/or the sale of products in 2016 will not be sufficient to cover our operating expenses and our secured contingent repayment obligations.

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

3.  Basis of Presentation

The accompanying unaudited consolidated financial statements for the period ended September 30, 2016 were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or future years.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.    All prior period references in these unaudited consolidated financial statements to number of shares, price per share and weighted average shares of common stock have been adjusted on a retroactive basis to reflect the one-for-ten reverse stock split that went into effect on March 30, 2016.    All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations have been included.

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

The consolidated financial statements include the accounts of ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH (collectively, “ParkerVision”) after elimination of all intercompany transactions and accounts.

4.  Accounting Policies

There have been no changes in accounting policies from those stated in our Annual Report on Form 10-K for the year ended December 31, 2015, except as follows:

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents represent cash on hand and money market investments that are restricted for specific use in payment of legal fees and expenses related to certain of our patent infringement actions.  The restricted money market investments have weighted average maturities of three months or less when purchased and are recorded at fair value.  We have determined that the fair value of our restricted money market investments fall within Level 1 in the fair value hierarchy (see Note 11).

Secured Contingent Payment Obligation

We have accounted for our secured contingent repayment obligation as long-term debt in accordance with Accounting Standards Codification (“ASC”) 470-10-25, “Sales of Future Revenues or Various other Measures of Income.” Our repayment obligations are contingent upon the receipt of proceeds from patent enforcement and/or patent monetization actions.   We have elected to measure our secured contingent payment obligation at its fair value in accordance with ASC 825, “Financial Instruments” based on the variable and contingent nature of the repayment provisions. We have determined that the fair value of our secured contingent payment obligation falls within Level 3 in the fair value hierarchy which involves significant estimates and assumptions including projected future patent-related proceeds and the risk-adjusted rate for discounting future cash flows (see Note 11).  Actual results could differ from the estimates made. Changes in fair value, including the component related to imputed interest, are included in the accompanying consolidated statements of comprehensive loss under the heading “Change in fair value of contingent payment obligation”.

Revenue Recognition

We derive revenue from licensing of our intellectual property, settlements from patent infringement disputes, sales of integrated circuit products, and engineering services.  The timing of revenue recognition and the amount of revenue recognized depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations.  In general, we recognize revenue when there is persuasive evidence of an arrangement, the amounts are fixed and determinable and the collectability is reasonably assured.

Revenue from the sale of products is recognized at the time of shipment to the customer or when the other criteria for revenue recognition are met, if later.  Revenue from providing services is recognized when earned.  Unearned revenue consists of product inventory held by a distributor and retainer payments received on services contracts.

The consideration received from patent license and settlement agreements is allocated to the various elements of the arrangement to the extent the revenue recognition differs between the elements of the arrangement.  Elements related to past and future royalties as well as elements related to settlement will be recorded as revenue in our consolidated statement of comprehensive loss when earned.  We recognize revenues upon execution of a patent license and settlement agreement by both parties provided that the amounts are fixed and determinable, there are no significant undelivered obligations and collectability is reasonably assured.  We do not recognize any revenue prior to the execution of an agreement as there is no reliable basis on which we can estimate the amounts related to the elements of the arrangement, or assess collectability.   In addition, we do not recognize as revenue any consideration in the agreement that is contingent upon the occurrence of future events until such time that those future events occur.

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

Recent Accounting Pronouncements

In August 2016, we early adopted FASB ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  This update provides guidance on the presentation and classification of certain items on the statement of cash flows. The adoption of ASU 2016-15 had no effect on our current or prior period consolidated financial statements.

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

In April 2016, we early adopted FASB ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330)” issued in July 2015.  ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out method by prescribing inventory be valued at the lower of cost and net realizable value. The adoption of ASU 2015-11 had no impact on our consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”  to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures.  ASU 2014-15 is effective for interim and annual periods beginning after December 15, 2016.  Early adoption is permitted.  We  are currently formalizing processes and controls to assess risk, determine the level of analysis necessary and to perform our going concern assessment in accordance with ASU 2014-15.

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

Options and warrants to purchase 1,025,846 and 1,308,669 shares of common stock were outstanding at September 30, 2016 and 2015, respectively.  In addition, unvested restricted stock units (“RSUs”), representing 325,000 and 75,834 shares of common stock, were outstanding at September 30, 2016 and 2015, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

6.   Inventories

Inventories consist of the following:

	September 30,	December 31,
	2016	2015
Work-in-process	$126,725	$117,045
Finished goods	43,325	43,731
Total inventories	$170,050	$160,776

7.  Intangible Assets

Intangible assets consist of the following:

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$20,422,143	$13,600,907	$6,821,236
Prepaid licensing fees	574,000	574,000	-
	$20,996,143	$14,174,907	$6,821,236

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$20,309,630	$12,734,697	$7,574,933
Prepaid licensing fees	574,000	574,000	-
	$20,883,630	$13,308,697	$7,574,933

8.  Long-Term Debt

Note Payable to a Related Party

At  September 30, 2016, we had an unsecured promissory note payable to a related party for unpaid legal fees of $825,000.   Interest on the note is payable monthly on the outstanding principal balance at a rate of 8% per annum.  The note matures on December 31, 2017 and early prepayment of all or any portion of the principal balance is allowed without penalty.  As of September 30, 2016, the estimated fair value of our note payable is approximately $734,000 based on a risk-adjusted discount rate.

Failure to comply with the payment terms of this note constitutes an event of default which, if uncured, will result in the entire unpaid principal balance of the note and any unpaid, accrued interest to become immediately due and payable.   As of September 30, 2016, we are in compliance with the payment terms of the note.

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

In May 2016, we received additional proceeds of $2 million from BKI.  In connection with the additional proceeds, we exchanged the original warrant for a new warrant to purchase up to 350,000 shares of our common stock at an exercise price of $2.00 per share.  We estimated the incremental fair value of the new warrant of $179,305 using a discounted Black-Scholes model.  The aggregate fair value of the BKI warrant is $334,930 and is included in shareholders’ (deficit) equity in the accompanying consolidated balance sheet at September 30, 2016.

Under the agreements, $11 million of the aggregate proceeds are restricted for use in payment of our legal fees and expenses in connection with the legal proceedings filed at the ITC in December 2015 and legal proceedings filed in Germany in June 2016 (the “Funded Actions”).  These proceeds, net of funds used to pay allowable expenses or funds paid on retainer, are recorded as restricted cash and cash equivalents on our accompanying consolidated balance sheet at September 30, 2016.

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

We granted BKI a senior security interest in our assets until such time as the specified minimum return is paid, in which case, the security interest will be released except with respect to the patents and proceeds directly related to Funded Actions.  The security interest is enforceable by BKI in the event that we are in default under the agreement which would occur if (i) we fail, after notice, to pay proceeds to BKI, (ii) we become insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to us, (iii) our creditors commence actions against us (which are not subsequently discharged) that affect our material assets, (iv) we, without BKI’s consent, incur indebtedness other than immaterial ordinary course indebtedness, or (v) there is an uncured non-compliance of our obligations or misrepresentations under the agreement.   As of September 30, 2016, we are in compliance with our obligations under this agreement.

We have elected to measure our secured contingent payment obligation at fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the consolidated statements of comprehensive loss until the contingency is resolved.  As of September 30, 2016, the fair value of the obligation is estimated to be $12,357,697 (see Note 11).

9.  Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2015, except for the adoption of ASU 2016-09 as discussed in Note 4.

The following table presents share-based compensation expense included in our consolidated statements of comprehensive loss for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development expenses	$328,631	$82,670	$379,836	$204,928
Selling, general and administrative expenses	1,094,312	113,347	1,107,852	878,349
Total share-based expense	$1,422,943	$196,017	$1,487,688	$1,083,277

On August 15, 2016, we granted an aggregate of 200,000 restricted stock units (“RSU”) with a total grant date fair value of $1,226,000 to our non-employee directors.  One-half of the RSUs vested upon grant and the remaining half vest on August 15, 2017.  Also on August 15, 2016, we granted an aggregate of 300,000 RSUs with a total grant date fair value of $1,839,000 to employees, including certain of our named executive officers.  These RSUs vest in four, equal quarterly increments beginning on September 1, 2016.   As of September 30, 2016, we had approximately $1,860,000 in unrecognized compensation cost related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of approximately  one year.

On August 12, 2016, our shareholders approved an amendment to our 2011 Long-Term Incentive Equity  Plan to increase the shares authorized for issuance under the plan from 1,200,000 to 1,950,000 shares.  As of September 30, 2016, we have an aggregate of 815,877 available for grant under approved equity plans.

10.  Stock Authorization and Issuance

On August 17, 2016, we amended our articles of incorporation to increase the number of authorized shares of common stock from 15,000,000 to 20,000,000 shares.  This amendment was approved by our shareholders on August 12, 2016.

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

On April 12, 2016, we issued 200,000 shares of unregistered common stock to an outside consultant in exchange for a $310,000 prepaid retainer for consulting services.  We have no registration obligation with respect to these shares.

In July 2016, we sold 1,090,909 shares of our common stock at a price of $2.75 per share to an accredited investor in a private placement transaction generating gross proceeds of approximately 3,000,000.  We filed a registration statement on July 25, 2016 to register the resale of the common stock and the registration statement was declared effective on August 2, 2016 (File No. 333-212670).

In July 2016, we also exchanged warrants issued in 2015 to 1624 PV, LLC (“1624”) for a new warrant.  We exchanged three common stock purchase warrants, each entitling 1624 to acquire up to 188,406 shares of our common stock at exercise prices of $15,  $25 and $35, respectively for a new warrant entitling 1624 to acquire up to 200,000 shares of our common stock at an exercise price of $3.25 per share with an expiration date of June 16, 2018.  All other terms of the warrant remained unchanged. As a result of this warrant exchange, the number of shares of our common stock subject to warrants decreased by 365,218 shares and we recognized incremental compensation cost of approximately $103,000 which is included in share-based compensation expense.  We filed a post-effective amendment to the previously filed S-3 registration statement (File No. 333-202802) covering the resale of the shares issuable upon exercise of the warrants.  This post-effective amendment was declared effective on August 3, 2016.

On September 1, 2016, we issued 45,000 shares of unregistered common stock to an outside consultant in exchange for a $120,000 prepaid retainer for executive consulting and advisory services.  We have no registration obligation with respect to these shares.

11. Fair Value Measurements

ASC 820, “Fair Value Measures” establishes a fair value hierarchy based on three levels of inputs:

•	Level 1: Quoted prices for identical assets or liabilities in active markets which we can access
•	Level 2: Observable inputs other than those described in Level 1
•	Level 3: Unobservable inputs

We determine the fair value of our available-for-sale securities and restricted cash equivalents using a market approach based on quoted prices in active markets (Level 1 inputs).  We measure our secured contingent payment obligation at its estimated fair value using an income approach based on the estimated present value of projected future cash outflows (Level 3 inputs).  Increases or decreases in the unobservable Level 3 inputs would result in higher or lower fair value measurement.  For the three and nine months ended September 30, 2016, we had no transfers of assets or liabilities between the levels of the hierarchy.

The following tables summarize the fair value of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016:
Assets:
Money market funds	$57,194	$57,194	$-	$-
Available-for-sale securities	628,674	628,674	-	-
Restricted cash equivalents	2,737,321	2,737,321	-	-
Liabilities:
Secured contingent payment obligation	12,357,697	-	-	12,357,697

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015:
Assets:
Available-for-sale securities	$1,789,947	$1,789,947	$-	$-

Changes in the fair value of our Level 3 secured contingent payment obligation for the nine months ended September 30, 2016 were as follows:

Secured Contingent Payment Obligation
Balance at December 31, 2015	$-
Issuance of contingent payment obligation [1]	12,665,070
Repayment	(3,339,980)
Change in fair value	3,032,607
Balance at September 30, 2016	$12,357,697

 1- Recorded net of $334,930 fair value assigned to the warrants issued in connection with the transaction (see Note 8).

12.  Commitments and Contingencies

Legal Proceedings

From time to time, we are subject to legal proceedings and claims which arise in the ordinary course of our business.  These proceedings include patent enforcement actions initiated by us against others for the infringement of our technologies, as well as proceedings brought by others against us at the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (“PTAB”) in an attempt to invalidate certain of our patent claims.   These patent-related proceedings are more fully described below. Although there is at least a reasonable possibility of an unfavorable outcome in any one or more of these matters, we believe that any such outcome is not expected to have a material impact on our financial position or results of operations.

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

Qualcomm Inc. and Qualcomm Atheros, Inc. vs. ParkerVision

On August 27, 2015, Qualcomm, Inc. and Qualcomm Atheros, Inc. filed an aggregate of ten petitions for Inter partes review (“IPR”) with the PTAB seeking to invalidate certain claims related to three of the eleven patents originally asserted in our Qualcomm Action.  We filed preliminary responses to these petitions in December 2015. In March 2016, the PTAB issued decisions denying institution of trial for three of the petitions, all of which relate to our U.S. patent 7,039,372 (“the ‘372 Patent”) and instituting trial for the remaining petitions, all of which relate to our U.S. patent 6,091,940 (the ‘940 Patent”) and U.S. patent 7,966,012 (“the ‘012 Patent”).   The ‘372 Patent and the ‘940 Patent are among the patents asserted in the Qualcomm Action.  On May 2, 2016, we entered a motion disclaiming the challenged claims of the ‘012 Patent and, on May 5, 2016, the PTAB granted our motion and entered an adverse judgment against us with respect to those claims. Our responses to the remaining petitions that were instituted for trial were filed in May 2016 and replies from Qualcomm were filed in September 2016.  Oral arguments with regard to the remaining claims in the ‘940 patent are scheduled for November 29, 2016.

ParkerVision v. Apple, LG, Samsung and Qualcomm

On December 15, 2015, we filed a complaint with the United States ITC against Apple, Inc., LG Electronics, Inc., LG Electronics U.S.A., Inc., and LG Electronics MobileComm U.S.A., Inc., (collectively, “LG”), Samsung and Qualcomm alleging that these companies have engaged in unfair trade practices by unlawfully importing into the U.S. and selling various products that infringe certain of our patents.  We also requested that the ITC bar the defendants from continuing to import and sell infringing products in the U.S.  In December 2015, we also filed a corresponding patent infringement complaint in the Middle District of Florida against these same defendants seeking undisclosed damages for the alleged infringement of the same patents.   In January 2016, the ITC instituted an investigation based on our complaint. In February 2016, the district court proceedings were stayed pending resolution of the proceedings at the ITC.  In July 2016, we entered into a confidential patent license and settlement agreement with Samsung and, as a result, Samsung has been removed from both the ITC and related district court action.   The ITC hearing with regard to the remaining defendants is scheduled for March 2017.

ParkerVision v. LG

In June 2016, we filed a complaint in Munich Regional Court against LG Electronics Deutschland GmbH, a German subsidiary of LG Electronics, Inc. (“LG”) seeking damages and injunctive relief for the alleged infringement of one of our German patents. A hearing in this case was held on November 10, 2016.  On November 14, 2016, the court concluded that certain LG products using Qualcomm RF circuitry infringe our patent.  Subject to successful completion of the co-pending nullity action in the German Federal Patent Court in Munich, the regional court will enjoin the sale and importation of these LG products in Germany.  The nullity action is a validity only challenge and a ruling in the nullity proceeding is expected as early as the first half of 2017.

ParkerVision v. Apple

In October 2016, we filed a complaint in Munich Regional Court against Apple, Inc., Apple Distribution International, and Apple Retail Germany B.V. & Co. KG (collectively, “Apple”) seeking damages and injunctive relief for the alleged infringement of the same German patent as in the LG case.  A hearing has been scheduled for May 2017.

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

Recent Events

German Patent Infringement Case Against LG

On November 14, 2016, following a November 10, 2016 hearing, the Munich regional district court confirmed its September preliminary opinion concluding that certain LG products using Qualcomm RF circuits infringe a ParkerVision wireless transmitter patent. Subject to successful completion of the co-pending nullity action in the German Federal Patent Court in Munich, the regional court will enjoin the sale and importation of LG products in Germany. The nullity action before the German Federal Patent Court is a validity only challenge.  A ruling in the nullity proceeding is expected as early as the first half of 2017.

Patent License and Settlement Agreement with Samsung

On July 15, 2016, we entered into a patent license and settlement agreement with Samsung Electronics Co., Ltd. and its affiliates (“Samsung”).  Under the terms of the agreement, we granted Samsung a perpetual, worldwide license to our current patent portfolio, subject to certain exclusions.   We also agreed to terminate Samsung from the U.S. International Trade Commission (“ITC”) investigation and to dismiss our claims against Samsung in two district court cases.   Refer to “Legal Proceedings” in Note 12 to the condensed consolidated financial statements included in this quarterly report for a further discussion of these cases.  We recognized revenue from Samsung during the three months ended September 30, 2016 in connection with this agreement.    Additional amounts may be received in the future related to this agreement that are not recognized in our consolidated financial statements for the three and nine months ended September 30, 2016.

Liquidity and Capital Resources

At September 30, 2016, our capital resources consisted of approximately $1.1 million in cash, cash equivalents and available-for-sale securities and approximately $2.7 million in restricted cash and cash equivalents.   The restricted cash and cash equivalents represents the unused portion of the restricted funds received from BKI.

We used cash for operations of approximately $2.9 million and $11.8 million for the three and nine months ended September 30, 2016, respectively, of which $2.4 million and $8.3 million, respectively, was funded from restricted cash and cash equivalents.   Our arrangements with our attorneys for the ITC and related proceedings provide for fee caps such that our legal fees and expenses are not expected to exceed the restricted funds received.  However, our unrestricted capital resources at September 30, 2016, are not sufficient to support our working capital requirements for the next twelve months which raises substantial doubt about our ability to continue as a going concern.

Our repayment obligation to BKI is recorded as a long-term liability in our accompanying consolidated balance sheets and is measured at its estimated fair value at the end of each reporting period.   We repaid $3.3 million of this obligation during the three months ended September 30, 2016.  As of September 30, 2016, the fair value of the remaining obligation is estimated to be $12,357,697.  In addition, we have an unsecured promissory note for $825,000 to a related party that matures on December 31, 2017.

Our ability to meet our operating costs for 2016 is dependent upon our ability to (i) successfully negotiate licensing agreements and/or settlements for the use of our technologies by others and/or (ii) our ability to develop, market and sell existing and new products.  Funds received from future patent license and litigation settlement agreements will first be designated for repayment of our secured contingent payment obligation.  Thereafter, any remaining revenues from patent-related activities will be subject to prorated contingent payments to third-parties, including legal counsel.  In general, we expect that revenue generated from patent enforcement actions, technology licenses and/or the sale of products and the sale of services in 2016 will not be sufficient to cover our operating expenses and our secured contingent repayment obligations.

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

Results of Operations for Each of the Three and Nine Months Ended September 30, 2016 and 2015

We use both generally accepted accounting principles (“GAAP”) and non-GAAP financial measures for assessing our consolidated results of operations.  The non-GAAP measures we use include Adjusted Net Loss and Adjusted Net Loss per Share.  These non-GAAP measures exclude the effect on net loss and net loss per share of (i) changes in fair value of our secured contingent payment obligation and (ii) share-based compensation expense.  Share-based compensation is a non-cash expense item that is subject to significant fluctuation in value based on the volatility of the market price of our common stock, and the expense recognized on a GAAP basis is not necessarily indicative of the compensation realized by our executives, employees and non-employee directors.   The change in fair value of our secured contingent payment obligation is subject to significant estimates and assumptions regarding future events and, similar to interest on long-term debt obligations, is a reflection of our cost of financing rather than our operating activities.  Accordingly, we consider these non-GAAP measures to provide relevant supplemental information to assist investors in better understanding our operating results.  These non-GAAP measures should not be considered a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

Refer to “Reconciliation of Non-GAAP Financial Measures” in this section for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures for the three and nine months ended September 30, 2016.

Revenue and Gross Margin

Our revenue increased approximately $3,995,000 during the three month period ended September 30, 2016 when compared to the same period in 2015.  For the nine month period ended September 30, 2016, our revenue increased approximately $4,059,000 when compared to the same period in 2015.

Our gross margin increased approximately $3,699,000 during the three month period ended September 30, 2016 when compared to the same period in 2015.  For the nine month period ended September 30, 2016, our gross margin increased approximately $3,722,000 when compared to the same period in 2015.   Cost of sales for the three and nine months ended September 30, 2016 consisted primarily of patent amortization expense.

The increase in revenue and margin for both the three and nine month periods is the result of licensing and settlement revenue and related cost recognized in the third quarter of 2016.

For the three and nine months ended September 30, 2015, our revenue consisted primarily of product and service revenue.  Our cost of sales for product and services included the cost of materials,  labor and overhead incurred under our engineering services contracts.

Research and Development Expenses

Research and development expenses consist primarily of engineering and related management and support personnel costs; fees for outside engineering design services which we use from time to time to supplement our internal resources; depreciation expense related to our assets used in product development; prototype production and materials costs, which represent the fabrication and packaging costs for prototype integrated circuits, as well as the cost of supporting components for prototype board development; software licensing and support costs, which represent the annual licensing and support maintenance for engineering design and other software tools; and rent and other overhead costs for our engineering design facility.  Personnel costs include share-based compensation amounts which have been determined based on the grant date fair value of equity-based awards to our employees and then recorded to expense over the vesting period of the award.

Our research and development expenses increased approximately $261,000, or 32%, during the three months ended September 30, 2016 when compared to the same period in 2015.  This is primarily the result of an increase in share-based compensation as a result of new awards granted to engineering executives and employees in August 2016.

Our research and development expenses decreased approximately $1,190,000, or 32%, during the nine months ended September 30, 2016 when compared to the same period in 2015.  This decrease is primarily due to a reduction in personnel and related expenses following a June 2015 workforce reduction.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of executive, director, sales and marketing, and finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside legal and professional services, including litigation expenses.

Our selling, general and administrative expenses increased approximately $1,248,000 or 54%, during the three months ended September 30, 2016 when compared to the same period in 2015.  This is the result of an increase in litigation fees and expenses of approximately $565,000 and an increase in share based compensation expense of approximately $981,000, partially offset by a $279,000 decrease in amortization expense.

Our selling, general and administrative expenses increased approximately $3,274,000 or 33%, during the nine months ended September 30, 2016 when compared to the same period in 2015.  This is the result of an increase in litigation fees and expenses of approximately $3,925,000 and an increase in share-based compensation expense of approximately $230,000, partially offset by a decrease in personnel and related expenses of approximately $519,000 and a decrease in amortization expense of approximately $270,000.

The increase in litigation related fees and expenses for three and nine months ended September 30, 2016 is the result of increased patent-related legal activities to support our ITC case and our German litigation (see Note 12 to our condensed consolidated financial statements included in this quarterly report).  These increased costs are primarily funded from our restricted cash and cash equivalents.

The increase in share-based compensation expense for the three and nine months ended September 30, 2016 is the result of equity awards granted to directors and executives in August 2016, partially offset by a decrease in expense attribution related to executive long-term equity incentive awards from prior years that became fully vested in mid-2015.  The decrease in personnel and related expenses is primarily the result of our June 2015 reduction in workforce.

The decrease in amortization expense for the three and nine month periods is due to the inclusion of patent amortization expense for the three months ended September 30, 2016 in cost of sales.

Change in Fair Value of Contingent Payment Obligation

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

For the three and nine months ended September 30, 2016, the fair value of our secured contingent payment obligation increased by approximately $726,000 and $3,033,000, respectively.  This increase is a result of changes in the estimated timing and amount of projected future cash outflows resulting from the funded actions.

Adjusted Net Loss and Adjusted Net Loss Per Share

Adjusted net loss decreased by approximately $2.8 million, or 94%, during the three months ended September 30, 2016 when compared to the same period in 2015.  The decrease in adjusted net loss is a result of the increase in revenue, somewhat offset by increases in litigation fees and expenses related primarily to our ITC action.   On a per share basis, our adjusted net loss per common share decreased by $0.29 per share, or 97%.   This decrease is a result of the decrease in our adjusted net loss and a 30% increase in our weighted average common shares outstanding.

Adjusted net loss decreased by approximately $1.4 million, or 11%, during the nine months ended September 30, 2016 when compared to the same period in 2015.  The decrease in adjusted net loss for the nine month period is a result of the increase in revenue and a decrease in personnel and related costs, largely offset by increases in litigation fees and expenses related primarily to our ITC action.   On a per share basis, our adjusted net loss per common share decreased by $0.34 per share, or 26%.   This decrease is a result of the decrease in our adjusted net loss and a 22% increase in our weighted average common shares outstanding.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of our net loss to the non-GAAP measure of adjusted net loss for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(2,334)	$(3,136)	$(15,838)	$(13,754)
Excluded items:
Share-based compensation	1,423	196	1,488	1,083
Change in fair value of contingent payment obligation	726	-	3,033	-
Adjusted net loss	$(185)	$(2,940)	$(11,317)	$(12,671)

The following table presents a reconciliation of our net loss per common share to the non-GAAP measure of adjusted net loss per common share for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic and diluted net loss per common share	$(0.18)	$(0.32)	$(1.33)	$(1.40)
Excluded items	0.17	0.02	0.38	0.11
Adjusted net loss per common share	$(0.01)	$(0.30)	$(0.95)	$(1.29)

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of September 30, 2016, we had outstanding warrants to purchase 420,000 shares of our common stock.  The estimated grant date fair value of these warrants of $826,006 is included in shareholders’ equity in our consolidated balance sheets.  The outstanding warrants have an average exercise price of $2.21 per share and a weighted average remaining life of approximately 4 years.

Contractual Obligations

There have been no material changes in our contractual obligations as set forth in our Annual Report, except as follows:

In February 2016, we converted $825,000 in current liabilities payable to a related party to an unsecured promissory note.   Interest on the note is payable monthly on the outstanding principal balance at a rate of 8% per annum and the note matures on December 31, 2017.

Also, in February 2016, as amended in May 2016, we entered into a litigation funding agreement with BKI whereby we received proceeds of $13 million in exchange for BKI’s right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions.  The amount and timing of our repayment obligation is dependent upon the amount and timing of proceeds received by us for patent-related activities.  We repaid approximately $3.3 million of this obligation during the three months ended September 30, 2016.  The estimated fair market value of the remaining obligation as of September 30, 2016 is approximately $12.4 million.

Critical Accounting Policies

There have been no changes in accounting policies from those stated in our Annual Report, except as follows:

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents represent cash on hand and money market investments that are restricted for specific use in payment of legal fees and expenses related to certain of our patent infringement actions.  The restricted money market investments have weighted average maturities of three months or less when purchased and are recorded at fair value.

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

Revenue Recognition

We derive revenue from licensing of our intellectual property, settlements from patent infringement disputes, sales of integrated circuit products, and engineering services.  The timing of revenue recognition and the amount of revenue recognized depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations.  In general, we recognize revenue when there is persuasive evidence of an arrangement, the amounts are fixed and determinable and the collectability is reasonably assured.

Revenue from the sale of products is recognized at the time of shipment to the customer or when the other criteria for revenue recognition are met, if later.  Revenue from providing services is recognized when earned.  Unearned revenue consists of product inventory held by a distributor and retainer payments received on services contracts.

The consideration received from patent license and settlement agreements is allocated to the various elements of the arrangement to the extent the revenue recognition differs between the elements of the arrangement.  Elements related to past and future royalties as well as elements related to settlement will be recorded as revenue in our consolidated statement of comprehensive loss when earned.  We recognize revenues upon execution of a patent license and settlement agreement by both parties provided that the amounts are fixed and determinable, there are no significant undelivered obligations and collectability is reasonably assured.  We do not recognize any revenue prior to the execution of an agreement as there is no reliable basis on which we can estimate the amounts related to the elements of the arrangement, or assess collectability.   In addition, we do not recognize as revenue any consideration in the agreement that is contingent upon the occurrence of future events until such time that those future events occur.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

For the three and nine months ended September 30, 2016, there were no material changes from the market risk information disclosed under Item 7A of Part II of our Annual Report.  We are exposed to market risk from changes in currency exchange rates that could impact our results of operations and financial position.  We have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period.  Any gains or losses recognized for changes in currency exchange rates are included in operating expenses in our consolidated statements of comprehensive loss.  We do not consider the market risk from changes in currency exchange rates to be material.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Reference is made to the section entitled “Legal Proceedings” in Note 12 to our unaudited condensed consolidated financial statements included in this quarterly report for a discussion of current legal proceedings, which discussion is incorporated herein by reference.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 12, 2016, we issued 200,000 shares of our common stock to a consultant in payment for shareholder relations services valued at $310,000.  These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the vendor is a sophisticated investor, with such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment.

On July 6, 2016, we consummated the sale of 1,090,909 shares of our common stock at a price of $2.75 per share in a private placement transaction for gross proceeds of approximately $3 million.  The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder, as the investor is a sophisticated investor, with such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment.  The private placement is more fully described in our Current Report on Form 8-K filed on July 7, 2016 and such description is incorporated herein by reference.  The proceeds from our unregistered sales of equity securities are being used for general working capital purposes.

On September 1, 2016, we issued 45,000 shares of our common stock to a consultant in payment for executive advisory services valued at $120,000.   These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the vendor is a sophisticated investor, with such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

On November 14, 2016, we issued a press release announcing our financial condition and results of operations for the three and nine months ended September 30, 2016.  The press release is attached hereto as Exhibit 99.1.

The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any disclosure document of the Registrant, except as shall be expressly set forth by specific reference in such document.

ITEM 6.  Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 18, 2016)

3.2	Bylaws, as amended (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1998)

3.3

Certificate of Designations of the Preferences, Limitations, and Relative Rights of Series E Preferred Stock, dated November 21, 2005 (incorporated by reference from Exhibit 4.02 of Form 8-K filed November 21, 2005)

3.4	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 14, 2007)

10.1	Settlement and Patent License Agreement between Registrant and Samsung Electronics Co., Ltd. dated July 15, 2016**

31.1	Section 302 Certification of Jeffrey L. Parker, CEO*

31.2	Section 302 Certification of Cynthia L. Poehlman, CFO*

32.1	Section 906 Certification*

99.1	Earnings Press Release*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith

**Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed    separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.
Registrant

November 14, 2016	By:	/s/ Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 14, 2016	By:	/s/ Cynthia L. Poehlman
Cynthia L. Poehlman
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX

10.1	Settlement and Patent License Agreement between Registrant and Samsung Electronics Co., Ltd. dated July 15, 2016

31.1	Section 302 Certification of Jeffrey L. Parker, CEO

31.2	Section 302 Certification of Cynthia L. Poehlman, CFO

32.1	Section 906 Certification

99.1	Earnings Press Release

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase