Form 10-K
period 2016-12-31
PARKERVISION INC
filed 2017-03-30
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)	(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).   Yes (  ) No (X)

As of June 30, 2016, the aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant was approximately $26,315,405 (based upon $3.14 share closing price on that date, as reported by NASDAQ).

As of March 20, 2017,  17,697,899 shares of the Issuer's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Shareholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III (Items 10, 11, 12, 13, and 14) of this report.

INTRODUCTORY NOTE

Unless the context otherwise requires, in this Annual Report on Form 10-K (“Annual Report”), “we”, “us”, “our” and the “Company” mean ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH.

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

PART I

Item 1.  Business.

We were incorporated under the laws of the state of Florida on August 22, 1989.  We are in the business of innovating fundamental wireless technologies.  We design, develop and market proprietary radio frequency (“RF”) technologies for use in wireless communication products including our own internally developed products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States (“U.S.”) and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.

Based on the manner in which our management views and evaluates our operations, we have determined that our business currently operates under a single operating and reportable segment.  Refer to our consolidated financial statements in Item 8 of this Annual Report for financial data including net losses from operations and total assets.

Recent Developments

Termination of ITC Proceedings

In January 2016, the  U.S. International Trade Commission (“ITC”) instituted an investigation against  Apple, Inc. (“Apple”), LG (LG Electronics, Inc., LG Electronics U.S.A., Inc., and LG Electronics MobileComm U.S.A., Inc.), Samsung (Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Semiconductor, Inc.) and Qualcomm Incorporated (“Qualcomm”) based on a complaint we filed in December 2015 alleging that these companies have engaged in unfair trade practices by unlawfully importing into the U.S. and selling various products that infringe certain of our patent claims.  For expediency, we later narrowed the proceedings to a single patent.  Our complaint requested that the ITC bar the defendants from continuing to import and sell infringing products in the U.S.  We filed a corresponding patent infringement complaint in the Middle District of Florida against these same defendants. The district court case was stayed pending the outcome of the ITC proceedings.  On March 13, 2017, the date the ITC hearing was scheduled to commence, we filed a motion to terminate the ITC proceedings as a result of a pre-trial ruling that precluded us from presenting key evidence in our case. Termination of the ITC proceedings will allow us to request the removal of the stay on the corresponding proceedings in district court.  The ITC has not yet ruled on our motion to withdraw.

At Market Issuance Sales Agreement

On December 30, 2016, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with FBR Capital Markets & Co. (“FBR”) for the sale of shares of our common stock having an aggregate offering price of up to $10 million.  From January through March 2017, we sold an aggregate of 4.1 million shares of our common stock at an average price of $2.46 per share for aggregate gross proceeds of $10 million.   Shares sold under the ATM Agreement were issued pursuant to a shelf registration statement on Form S-3 (Registration No. 333-214598) filed with the SEC in November 2016 and a prospectus supplement dated December 30, 2016. We intend to use the net proceeds from the ATM Agreement for research and development, sales and marketing activities, and for other working capital and general corporate purposes.

Nasdaq Compliance

On January 19, 2017, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that, for the last 30 consecutive business days, the market value of our listed securities (“MVLS”) had been below the minimum of $35 million required for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). The notification letter stated that we would be afforded 180 calendar days, or until July 18, 2017 to regain compliance.  In order to regain compliance, our MVLS must remain at or above $35 million for a minimum of ten consecutive business days.  The notification letter also states that in the event we do not regain compliance within the 180 day period, our securities may be subject to delisting.  In the event we receive a delisting determination, we may appeal that determination to a Nasdaq Hearings Panel.

General Development of Business

Our business has been primarily focused on the development, marketing and licensing of our RF technologies for mobile and other wireless products and applications, including our own internally developed end-user wireless products. Our technologies represent among other things, unique, proprietary methods for processing RF waveforms in wireless applications. Our technologies apply to both transmit and receive functions of transmitters, receivers, and transceivers as well as other related RF communications functions. A portion of our transmit technology is marketed as Direct2Power™, or d2p™, and enables the transformation of a baseband data signal to an RF carrier waveform, at the desired RF power output level, in a single unified operation. A portion of our receiver technology is marketed as Direct2Data™, or d2d™, and enables the direct conversion of an RF carrier to a baseband data signal, as well as enabling the direct conversion of a baseband signal to a modulated RF carrier signal.  This technology is also referred to as energy transfer sampling down conversion and/or pulse-shaping up conversion.  We have developed these and a number of additional innovations which are protected by the intellectual property we have secured in various patent families for RF and related functions in RF-based communications.

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

From 2007 through 2013, we partnered with VIA Telecom, Inc. (“VIA”), a CDMA baseband provider, on a CDMA-based transceiver product.  We initially entered into a licensing and engineering services agreement with VIA which allowed VIA a royalty-based license to manufacture devices based on our technology and also preserved our right to manufacture and sell such devices ourselves to third parties. By 2009, VIA had not manufactured any royalty-producing devices under this agreement, and we began working with VIA on the joint development of reference platforms that incorporated our RF products and VIA’s baseband processors without the exchange of intellectual property rights.  We also worked with VIA to co-develop a sample 3G mobile handset which verified our technology in a working implementation and tested our technology’s performance. The results of these efforts were utilized to market our product to VIA’s customers.  From 2010 through 2013, we modified our circuit layout and packaging to meet design requirements of specific VIA customers.  In 2013, we entered into a formal development agreement with VIA whereby we compensated VIA for their development and ongoing support and maintenance of the custom interfaces between our products for a specific customer.  In 2014, we terminated our formal development agreement with VIA prior to VIA’s completion of the interface to its latest model baseband processor due to the uncertainty of the specific customer’s future use of the VIA baseband in its products.  VIA subsequently sold its CDMA-based mobile assets, including its baseband processors, to Intel Corporation (“Intel”) in 2015.

Our lack of tenure in the mobile handset industry coupled with the unique nature of our technology resulted in lengthy and intense technology evaluation and due diligence efforts by potential customers. Furthermore, in order to utilize our technology in a mobile handset application, we were reliant upon the provider of the baseband processor that generates the data to be transmitted or received by our RF chipsets.  Although our technology is capable of interfacing with any baseband processor, the development of the interface between the baseband processor and our chipset requires a cooperative effort with the baseband provider. Accordingly, our marketing efforts were dependent on the activities of third parties. In addition, we believe our technology has been broadly infringed by others thereby reducing the competitive advantage of our technologies. We believe these factors hindered our sales efforts, particularly in the mobile handset market.

In 2011, through analysis of conference papers and tear down reports, we concluded that Qualcomm’s products were infringing our energy transfer sampling down conversion technology.  Based on our belief that our technology is widely-deployed in the mobile handset market as a result of infringement of our patents, we began to more vigorously pursue an intellectual property licensing strategy which included enforcement actions. We filed a patent infringement lawsuit against Qualcomm in July 2011 (the “Qualcomm I Action”).  Although this case resulted in a $173 million jury award in 2013 for Qualcomm’s infringement of several of our patents, the jury decision was ultimately overturned by the district court judge, a decision that was later upheld on appeal.  Despite the courts’ decisions in the Qualcomm I Action, we continue to believe that certain of our technologies are broadly infringed and have wide-spread application in the industry.  From 2014 through 2016, we pursued licensing opportunities for our technologies, including through additional litigation where we deemed necessary to protect our patent rights.  These efforts resulted in a patent license and settlement agreement with Samsung in 2016.  See “Legal Proceedings” in Note 13 to our consolidated financial statements included in Item 8 for a full discussion of our patent-related litigation activities.

In 2016, we received an aggregate of $13 million in funding from Brickell Key Investments (“BKI”), the majority of which was designated for the payment of legal fees and expenses in connection with certain patent infringement proceedings.  BKI has a right to reimbursement and compensation from gross proceeds we receive from patent enforcement and other patent monetization actions.  We repaid approximately $3.3 million of this contractual obligation in 2016 from proceeds received from a patent license and settlement agreement.  BKI is entitled to priority payment of at least the next $9.7 million in proceeds received by us from any patent-related action.  Thereafter, BKI is entitled to a portion of additional patent-related proceeds up to a contractual minimum return that varies depending upon the timing of the repayment.  In addition, proceeds from patent-related activities may be subject to prorated contingent payments to legal counsel.

From 2013 through 2016, our product development efforts were focused on the development and production of modulator/demodulator integrated circuits (“ICs”) based on our proprietary technologies.  These ICs are targeted at less integrated markets than those markets where we believe our technologies are already deployed through the unauthorized use by others.  In 2015 and early 2016, we also offered engineering design services to third-parties for a negotiated fee, to assist customers in their development or testing of components, including wireless devices. We ceased offering design services in early 2016 in favor of deploying our limited resources toward the development of an end-user Wi-Fi product that is expected to be launched in the second quarter of 2017.

We anticipate our future business will include the development and sale of ICs and products based on our technologies as well as the licensing of our intellectual property for incorporation into wireless devices designed and manufactured by others.  In addition, during 2016, we began to evaluate acquisition and/or joint venture opportunities with a focus on small to medium sized businesses with product offerings in the Internet of Things (IoT) space that are synergistic with our RF technologies.

Our technology is capable of being incorporated for any of the mobile handset standards, as well as numerous other communications protocols, including Wi-Fi.  By pursuing both licensing and product opportunities, we believe our technologies can be deployed in multiple markets that incorporate RF transmitters, receivers, and/or transceivers, including mobile handsets, tablets, femtocells, digital television, machine-to-machine, RF identification, cable modems, satellite communication, and infrastructure, among others.  In order to secure proper compensation for the unauthorized use of our technologies by others, our licensing efforts also include enforcement actions against parties in some of these markets who we believe have already deployed products that infringe certain of our patented technologies.

Products and Services

Our current products include a modulator/demodulator component based on our proprietary technologies, the PV5870 IC, as well as a small number of supporting components that are used in the assembly of wireless devices.  The PV5870 IC was targeted for markets that use less integrated RF transceivers than those used by the mobile handset market, such as infrastructure, industrial and military applications.  We sell our PV5870 IC through manufacturers’ representatives who operate on a commission basis and a distribution relationship with RFMW, Ltd.  Our sales of these ICs have been minimal to date.

As part of our longer-term product plan, in 2016, our product development efforts included the incorporation of the intellectual property core of the PV5870, along with additional microprocessor capabilities and controls, to create a complete Wi-Fi system-on-chip, the PV6870.  We expect to utilize this IC in our own end-user products that are currently under development as well as future products.  In addition, we intend to market this IC to third-parties for non-competing Wi-Fi offerings

In 2017, we will be introducing a new Wi-Fi home networking product line that is cost-effective and provides highly reliable distributed Wi-Fi coverage throughout a residential space, eliminating dead zones, extending Wi-Fi to new coverage areas, and creating a more even distribution of high data rates.  We have completed development of prototypes of our Wi-Fi product, and in 2017, we began production activities for this product, including purchasing of inventory for use in assembly of the final product, development of test programs, and recruiting of additional staff to support product operations.  We anticipate the launch of a direct marketing campaign for our Wi-Fi product line in the second quarter of 2017.

Licensing

In 2014, we launched a formal licensing campaign to explore licensing opportunities with wireless communications companies that make, use or sell chipsets and/or products that incorporate RF.   We engaged a third-party, 3LP Advisors (“3LP”) to manage our licensing operations under a licensing services agreement that compensated 3LP through a combination of fixed fees and commission-based payments.   We terminated our agreement with 3LP in late 2015, but continue to commit both internal and external resources towards our licensing efforts which include litigation or patent-enforcement efforts.  Currently, we have a perpetual, worldwide license to our current patent portfolio, subject to certain confidential exclusions, with Samsung.

Production and Supply

We carry finished product inventory of our modulator/demodulator ICs to support our component sales efforts.  Our work-in-process inventory includes unprocessed wafers that can be diced, packaged and tested with minimal lead time to provide additional finished product inventory.  In addition, we own the tooling to fabricate additional components, subject to a standard foundry lead time, through our fabrication relationships with IBM Microelectronics (“IBM”).  Our next generation ICs are being produced at Taiwan Semiconductor Manufacturing Company Limited (“TSMC”) using a 28 nanometer CMOS semiconductor process.  We believe IBM and TSMC have sufficient capacity to meet our foreseeable needs.

For our new Wi-Fi product line, we purchase raw materials and subassemblies from third-party vendors and will complete final assembly, testing and packaging of the product in our facilities.  Our materials generally have multiple sources of supply and relatively short lead-times.

Competitive Position

We operate in a highly competitive industry against companies with substantially greater financial, technical, and sales and marketing resources.  Our technologies and IC products face competition from incumbent providers of transceivers, such as Broadcom, Fujitsu, Intel, MediaTek, NVidia, Qualcomm, STMicroelectronics, Marvell, Texas Instruments, and others, as well as incumbent providers of power amplifiers, including companies such as Anadigics, Qorvo, and Skyworks, among others.  Each of our competitors, however, also has the potential of becoming a licensing or product customer for our technologies.

To date, we are unaware of any competing or emerging RF technologies, other than infringing products that provide all the simultaneous benefits that certain of our technologies enable. Our unique technologies process RF carriers in a more optimal manner than prior traditional technologies, thereby allowing the creation of handsets and other products that have extended battery life, lower operating temperatures, more easily incorporate multiple air interface standards and frequencies in smaller form factors, improve operational performance, and reduce manufacturing costs.  One or more of these benefits enable some of the key features that can be found in high volume wireless products.  Our technologies provide such attractive benefits, in part, because of their unique operational and/or circuit architectures.  The benefits our technologies enable include highly accurate transmission and reception of RF carriers that use less power than traditional architectures and components, thereby extending battery life, reducing heat and enabling certain size, cost, performance, and packaging advantages.

We believe the most significant hurdle to the licensing and/or sale of our technologies and products is the widespread use of certain of our technologies in infringing products produced by companies with significantly greater financial, technical and sales and marketing resources.  In some cases, the required integration of our technologies with other sub-systems in semiconductor systems on-chip and our lack of tenure in the markets we are targeting provide further hurdles to adoption.  We believe we can gain adoption and/or secure licensing agreements with unauthorized current users of one or more of our technologies, and therefore compete, based on a solid and defensible patent portfolio and the advantages enabled by our unique circuit architectures.  Our circuit architectures are capable of being compliant with all current mobile phone and numerous other wireless industry standards and can be configured to accept all standard baseband data interfaces with the cooperation of the baseband processor providers.  In addition, we believe that one or more of our technology’s abilities to provide improved power efficiencies, highly accurate RF carrier waveforms, reduced cost, smaller form factors and better manufacturing yields, provides a sought-after solution to existing problems in applications for current and next-generation mobile wireless standards, as well as in other applications that use wireless and wired RF where we believe our technologies can provide an attractive solution.

Our Wi-Fi end user products are expected to face competition from Netgear, Belkin, Linksys, Google and others who offer home Wi-Fi networking products.  We believe we can gain adoption of our new product offering, and compete, based on price, performance and superior customer experience.

Patents and Trademarks

We consider our intellectual property, including patents, patent applications, trademarks, and trade secrets to be significant to our competitive positioning.  We have a program to file applications for and obtain patents, copyrights, and trademarks in the U.S. and in selected foreign countries where we believe filing for such protection is appropriate to establish and maintain our proprietary rights in our technology and products.  During 2016, we evaluated our foreign patent portfolio and elected to abandon patents in select jurisdictions where we do not believe the ongoing cost to maintain these patents is justified.  As of December 31, 2016, we had 196 U.S. and 35 foreign patents related to our RF technologies.  In addition, we have approximately 30 U.S. and foreign patent applications pending.  We estimate the economic lives of our patents to be fifteen to twenty years and our current portfolio of issued patents have expirations ranging from 2018 to 2034.

From time to time, we obtain licenses from others for circuit designs that are peripheral to our core technologies or that provide additional system-on-chip functionality.  We believe there are multiple sources for these types of circuit designs, and we estimate the economic lives of the licenses to be two to five years based on estimated technological obsolescence.

Research and Development

For the years ended December 31, 2016, 2015, and 2014 we spent approximately $3.3 million, $4.1 million, and $7.0 million, respectively, on Company-sponsored research and development activities.  Our research and development efforts have been, and are expected to continue to be, devoted to the development and advancement of RF technologies, including the development of prototype ICs and products, the development of production-ready silicon samples, reference designs and products for specific applications, the development of software interfaces for our ICs and products, and the creation of test programs for quality control testing of our chipsets and/or products.

Employees

As of December 31, 2016, we had 22 full-time and 3 part-time employees, of which 13 are employed in engineering research and development, 12 in executive management, sales, marketing, finance, and administration.  Our employees are not represented by a labor union.  We consider our employee relations satisfactory.

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

Our independent registered certified public accounting firm has included in their audit opinion on our financial statements as of and for the year ended December 31, 2016 a statement with respect to substantial doubt regarding our ability to continue as a going concern. Our financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.  The substantial doubt as to our ability to continue as a going concern may adversely affect our ability to negotiate reasonable terms with our suppliers and may adversely affect our ability to raise additional capital in the future.

We have had a history of losses which may ultimately compromise our ability to implement our business plan and continue in operation.

We have had losses in each year since our inception in 1989, and continue to have an accumulated deficit which, at December 31, 2016, was approximately $352 million.  The net loss for 2016 was approximately $21.5 million.  To date, our technologies and products have not produced revenues sufficient to cover operating, research and development and overhead costs.  We will continue to make expenditures on patent protection and enforcement, research and development, marketing, and general operations in order to secure and fulfill any contracts that we achieve for the sale of our products or technologies.  Our revenues in 2017 may not bring the Company to profitability and our current capital resources may not be sufficient to sustain our operations through 2017.  If we are not able to generate sufficient revenues or obtain sufficient capital resources, we will not be able to implement our business plan and investors will suffer a loss in their investment.  This may also result in a change in our business strategies.

We expect to need additional capital in the future.  Failure to raise such additional capital may prevent us from implementing our business plan as currently formulated.

Because we have had net losses and, to date, have not generated positive cash flow from operations, we have funded our operating losses from the sale of equity securities from time to time.  We anticipate that our business plan will continue to require significant expenditures for research and development, marketing, and general operations.  Furthermore, we expect that the implementation of significant cost reduction measures in order to reduce our cash needs may jeopardize our operations and future growth plans.  Our current capital resources include cash, cash equivalents and available-for-sale securities of $0.3 million at December 31, 2016 and $9.8 million in net proceeds from the sale of our equity securities in the first three months of 2017.  Without the generation of sufficient revenues, our current capital resources may not be sufficient to meet our working capital needs for 2017 and we may require additional capital to fund our operations.  Financing, if any, may be in the form of additional sales of equity securities, including common or preferred stock.  The sale of preferred stock may result in the imposition of operational limitations and other covenants and payment obligations, any of which may be burdensome to us. The sale of equity securities, including common or preferred stock, may result in dilution to the current shareholders’ ownership and may be limited by the number of shares we have authorized and available for issuance.  The long-term continuation of our business plan is dependent upon the generation of sufficient revenues, additional funding, reducing expenses, or a combination of the foregoing.  The failure to generate sufficient revenues, raise additional capital or reduce expenses will have a material adverse impact on our ability to achieve our long-term business objectives.

Our litigation funding arrangements may impair our ability obtain future financing and/or generate sufficient cash flows to support our future operations.

We have funded much of our cost of litigation through contingent financing arrangements with a third-party funder and contingent fee arrangements with legal counsel.  The repayment obligation to the third-party funder is secured by our assets until such time that we have repaid a specified minimum return.  Furthermore, our contingent financing arrangements will result in reductions in the amount of net proceeds retained by us from litigation, licensing and other patent-related activities.  For example, the third-party litigation funder is entitled to priority payment of at least the next $9.7 million in patent-related proceeds received by us.  Thereafter, any remaining net proceeds will be prorated between us, our legal counsel and the third-party funder. The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from patent related actions or the sale of our products or technologies, additional funding, reducing expenses or a combination of the foregoing.  The failure to generate sufficient revenues to repay our contingent obligations may impede our ability to obtain additional financing which will have a material adverse effect on our ability to achieve our long-term business objectives.

If our patents and intellectual property rights do not provide us with the anticipated market protections, our competitive position, business, and prospects will be impaired.

We rely on our intellectual property rights, including patents and patent applications, to provide competitive advantage and protect us from theft of our intellectual property.  We believe that our patents are for entirely new technologies and that our patents are valid, enforceable and valuable.  However, third parties have made claims of invalidity with respect to certain of our patents and other similar claims may be brought in the future.  For example in the course of our litigation with Qualcomm, the courts have ruled that a number of our patent claims that were subject of our litigation were invalid.  If our patents are shown not to be as broad as currently believed, or are otherwise challenged such that some or all of the protection is lost, we will suffer adverse effects from the loss of competitive advantage and our ability to offer unique products and technologies.  As a result, there would be an adverse impact on our financial condition and business prospects.  Furthermore, defending against challenges to our patents may give rise to material costs for defense and divert resources away from our other activities.

Our litigation can be time-consuming, costly and we cannot anticipate the results.

Since 2011, we have spent a significant amount of our financial and management resources to pursue patent infringement litigation against third parties.  We believe this litigation, and others that we may in the future determine to pursue, could continue to consume management and financial resources for long periods of time.  There can be no assurance that our current or future litigation matters will ultimately result in a favorable outcome for us.  In addition, even if we obtain favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the matter.  For example, we received a favorable jury decision in our litigation against Qualcomm, but that jury decision was overturned by the district court and the appellate court supported the district court decision.   Unfavorable outcomes could result in exhaustion of our financial resources and could otherwise hinder our ability to pursue licensing and/or product opportunities for our technologies which would have a material adverse impact on our financial condition, results of operations, cash flows, and business prospects.  We have contingent fee arrangements in place with others to reduce our litigation-related expenditures; however any litigation-based, or other patent related amounts collected by us will be subject to contingency payments to our legal counsel and other funding parties which will reduce the amount retained by us.

We are subject to outside influences beyond our control, including new legislation that could adversely affect our licensing and enforcement activities and have an adverse impact on the execution of our business plan.

Our licensing and enforcement activities are subject to numerous risks from outside influences, including new legislation, regulations and rules related to obtaining or enforcing patents.  For instance, the U.S. has enacted sweeping changes to the U.S. patent system including changes that transition the U.S. from a “first-to-invent” to a “first to file” system and that alter the processes for challenging issued patents.  To the extent that we are unable to secure patent protection for our future technologies and/or our current patents are challenged such that some or all of our protection is lost, we will suffer adverse effects to our ability to offer unique products and technologies.  As a result, there would be an adverse impact on our financial position, results of operations and cash flows and our ability to execute our business plan.

Our industry is subject to rapid technological changes which if we are unable to match or surpass, will result in a loss of competitive advantage and market opportunity.

Because of the rapid technological development that regularly occurs in the wireless technology industry, we must continually devote substantial resources to developing and improving our technology and introducing new product offerings.  For example, in fiscal years 2016 and 2015, we spent approximately $3.3 million and $4.1 million, respectively, on research and development and, we expect to continue to spend a significant amount in this area in the future. These efforts and expenditures are necessary to establish market share and, ultimately, to generate revenues. If another company offers better products or technologies, a competitive position or market window opportunity may be lost, and therefore our revenues or revenue potential may be adversely affected.

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

At December 31, 2016, we had 13,183,036 shares of common stock outstanding and had 1,446,696 options, warrants, and restricted share units outstanding for the purchase and/or issuance of additional shares of common stock.  Of these outstanding equity instruments, 989,196 were exercisable as of December 31, 2016.  All of the shares of common stock underlying these securities is registered for sale to the holder or for public resale by the holder.  The amount of common stock available for the sales may have an adverse impact on our ability to raise capital and may affect the price and liquidity of the common stock in the public market.  In addition, the issuance of these shares of common stock will have a dilutive effect on current shareholders’ ownership.

The price of our common stock may be subject to substantial volatility.

The trading price of our common stock has been and may continue to be volatile.  Between January 1, 2015 and December 31, 2016 (after giving effect to the one-for-ten reverse stock split), the reported high and low sales prices for our common stock ranged between $1.50 and $11.20 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control.  These factors include, but are not limited to, developments in outstanding litigations, our performance and prospects, general conditions of the markets in which we compete, and economic and financial conditions.  Such volatility could materially and adversely affect the market price of our common stock in future periods.

There can be no assurance that our common stock will continue to trade on the Nasdaq Capital Market or another national securities exchange.

As of January 19, 2017, we have failed to meet the market value standard of the continued listing standards for Nasdaq Capital Market companies. We have been afforded until July 18, 2017 to regain compliance.  There can be no assurance that we will be able to meet the market value or any of the other Nasdaq Capital Market listing standards. If we are unable to regain compliance with the standards within the time frame set by Nasdaq, our common stock may be delisted. Additionally, from April 21, 2015 to April 15, 2016, we were not in compliance with the Nasdaq Capital Market minimum bid price requirement of $1. While we were able to regain compliance with the bid price requirement, there can be no assurance that we will be able to continue maintain such compliance. There can be no assurance that we will be able to comply with all applicable Nasdaq Capital Market continued listing standards. If we are unable to do so, our common stock may no longer be listed on the Nasdaq Capital Market or another national securities exchange and the liquidity and market price of our common stock may be adversely affected.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our headquarters are located in a 14,000 square foot leased facility in Jacksonville, Florida.  We have an additional 12,500 square foot leased facility in Lake Mary, Florida primarily for engineering design activities.  Our facilities consist of general office space with laboratory facilities for circuit board layout and testing.  We believe our properties are in good condition and suitable for the conduct of our business.  Refer to “Lease Commitments” in Note 13 to our consolidated financial statements included in Item 8 for information regarding our outstanding lease obligations.

Item 3.  Legal Proceedings.

Refer to “Legal Proceedings” in Note 13 to our consolidated financial statements included in Item 8 for a discussion of current legal proceedings.

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

	2016		2015
	High	Low	High	Low
Quarter ended March 31	$4.00	$1.69	$11.20	$8.10
Quarter ended June 30	3.90	2.19	8.50	3.30
Quarter ended September 30	8.18	3.07	4.80	1.80
Quarter ended December 31	4.55	1.84	3.40	1.50

Holders

As of March 22, 2017, we had approximately 100 holders of record and we believe there are approximately 9,500 beneficial holders of our common stock.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are in the business of innovating fundamental wireless technologies.  We design, develop and market our proprietary RF technologies for use in wireless communication products, including our own internally developed products.  We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.

We have a growth strategy that includes wireless product development, manufacturing and sales; intellectual property licensing and enforcement; and acquisition of, or other product ventures with, companies that have businesses that are synergistic with our products and technologies, particularly in the IoT space.  In addition, from time to time, we have offered engineering consulting and design services to third-parties, for a negotiated fee, to assist in the development and testing of wireless products, although we are not currently pursuing any such opportunities.

Our product development and marketing efforts are focused on ICs that incorporate our patented wireless technologies that are marketed and sold as stand-alone components as well as wireless consumer products that will incorporate our proprietary wireless technologies.   We currently have a complete Wi-Fi system-on-chip under development which incorporates our proprietary modulator/demodulator technologies along with additional microprocessor capabilities and controls.   In addition, we have completed prototypes of a Wi-Fi home networking product line that provides distributed Wi-Fi coverage throughout a residential space, eliminating dead zones, extending Wi-Fi to new coverage areas, and creating a more even distribution of high data rates.  In 2017, we began production activities for this Wi-Fi product, including purchasing of inventory for assembly of the final product, development of test programs, and recruiting of additional staff to support product operations.  We anticipate the launch of a direct marketing campaign for our Wi-Fi product line in the second quarter of 2017.

We are also pursuing a licensing campaign to explore licensing opportunities with wireless communications companies that make, use or sell chipsets and/or products that incorporate RF.  We believe there are a number of wireless communications companies that can benefit from the use of the RF technologies we have developed, whether through a license or, in certain cases, a joint product venture that may include licensing rights.  From time to time, our licensing efforts require litigation in order to enforce and/or defend our intellectual property rights.  Since 2011, we have been involved in patent infringement litigation against Qualcomm and others for the unauthorized use of our technology.  In July 2016, we entered in a confidential license and settlement agreement with Samsung which resulted in elimination of Samsung from all current legal actions.  Refer to “Legal Proceedings” in Note 13 to our consolidated financial statements included in Item 8 for a complete discussion of our legal proceedings.  We have expended significant resources since 2011 on the enforcement and defense of our intellectual property rights.

During 2016, we also began exploring a plan to acquire small to medium-sized companies primarily in the IoT space.   Our goal is to identify product companies where our intellectual property can be leveraged to stimulate growth and new products.  In January 2017, we engaged FBR to act as a financial advisor as well as assist us in obtaining financing for relevant opportunities.

Liquidity and Capital Resources

We used cash for operations of $14.4 million in 2016, representing a $2.7 million, or 24%, increase from our use of cash for operations in 2015.  This increase in cash usage is primarily the result of increased legal expenses associated with our ITC actions.   Our litigation expenses in 2016 were almost entirely funded with the proceeds received from BKI in February 2016.   Our cash used for operations, excluding litigation funded from restricted cash equivalents, was approximately $6 million in 2016.  These costs were funded by net proceeds from the sale of available-for-sale securities, the sale of equity securities, and unrestricted proceeds received from BKI.

At December 31, 2016, we had accounts payable of $0.6 million, representing a $1.7 million decrease from accounts payable at December 31, 2015.  This decrease is the result of an improvement in the turnover of our accounts payable in 2016, as well as the conversion of $0.8 million in outstanding legal fees to an unsecured note payable.  The unsecured note matures on December 31, 2017 and is therefore classified in current liabilities as of December 31, 2016.  At  December 31, 2016, our current liabilities exceeded our current assets by approximately $0.5 million.

We have incurred significant losses from operations and negative cash flows in every year since inception, largely as a result of our significant investments in developing and protecting our intellectual property.  We have utilized the proceeds from the sales of our equity securities and contingent funding arrangements with third-parties to fund our operations, including litigation costs.  For the year ended December 31, 2016, we incurred a net loss of approximately $21.5 million and had an accumulated deficit of approximately $352 million.  Our independent registered certified public accounting firm has included in their audit report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

During 2015 and 2016, we implemented a number of measures to reduce our operating expenses and improve our liquidity position.  In June 2015, we implemented a reduction in staff which resulted in a decrease in our annualized payroll costs of approximately $2.6 million.  Also in June 2015, we entered into a full contingent funding arrangement with outside counsel for our patent infringement litigation against Qualcomm and HTC, thereby eliminating nearly all ongoing litigation fees and expenses in that case.  In addition, during 2015, we began transitioning the majority of our patent prosecution and defense activities from outside counsel to in-house counsel which resulted in a reduction in outside legal fees of approximately $1.6 million in 2016.

In 2016, we received an aggregate of $13 million from BKI, $11 million of which was designated for use in payment of legal fees and expenses in connection with certain patent infringement proceedings and $2 million of which was used for general working capital purposes. BKI has a right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions.  We repaid approximately $3.3 million of this contractual obligation in 2016 from proceeds received from patent licensing and settlement agreements.   As of December 31, 2016, the contingent repayment obligation to BKI is recorded at its estimated fair value of approximately $14.2 million which represents management’s best estimate of the discounted cash flows to be paid to BKI.  Although current working capital will not be used to repay this obligation, BKI is entitled to priority payment of 100% of at least the next $9.7 million in proceeds received by us from any patent-related action.  Thereafter, BKI is entitled to a portion of additional patent-related proceeds up to a specified minimum return.  In addition, funds received from patent-related activities may be subject to prorated contingent payments to legal counsel.

Although we have significantly reduced the working capital needed to fund litigation activities, the arrangements with outside counsel and third-party funders will reduce the net proceeds that we receive from patent-related activities, including litigation awards, settlements and licenses.  Although each contingent fee arrangement is unique, generally the litigation funding party is entitled to receive priority reimbursement for at least the amount of funds disbursed by them.  After deduction of priority payments, the remaining net proceeds from specific patent enforcement actions will be prorated between us, our legal counsel, and the funding party based upon a number of factors including whether the proceeds are a result of a contingently-funded action, the magnitude, nature and timing of the proceeds received, and the contingent percentage agreed to between the parties.  Based on our current outstanding legal proceedings, management expects that the contingent fees payable to others could vary between 25% to 80% of the net proceeds remaining after priority reimbursement to the funding party.  These contingent fees are limited to specific actions and are expected to decline following successful completion of our current phase of licensing and patent enforcement activities.

We expect our research and development expenses, marketing and sales expenses, and inventory carrying costs to increase in 2017 in connection with our launch of a consumer Wi-Fi product.  We anticipate that these increased costs will be somewhat offset by gross margins on product sales in the second half of 2017.

We had cash, cash equivalents and available-for-sale securities totaling approximately $0.3 million and restricted cash equivalents of approximately $0.9 million at December 31, 2016.  On December 30, 2016, we entered into an ATM Agreement with FBR for the sale of up to $10 million of registered shares of our common stock.  As of March 10, 2017, we had sold approximately 4.1 million shares  of our common stock which was the maximum available under the ATM Agreement.  In addition, in February 2017, we sold 80,510 unregistered shares of our common stock to one of our directors in a private placement transaction.  Our aggregate proceeds from the sale of equity securities in the first quarter of 2017,  net of commissions, fees, legal and other expenses, was approximately $9.8 million.  We plan to use these proceeds together with the $1.2 million in cash and cash equivalents and restricted cash equivalents at December 31, 2016, to fund our working capital needs and our litigation costs.

Our ability to meet our liquidity needs for the next twelve months is dependent upon one or more of (i) our ability to develop, market and sell existing and new products; (ii) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations to BKI and legal counsel; and/or (iii) our ability to raise additional capital from the sale of equity securities or other financing arrangements.  We anticipate a decline in litigation fees and expenses in 2017; however this will be somewhat offset by increases in production, selling and marketing expenses related to the launch of our new end-user Wi-Fi product line.  We expect that revenue generated from product sales, patent enforcement actions, and technology licenses over the next twelve months may not be sufficient to cover our operating expenses. In the event we do not generate sufficient revenues to cover our operational costs and contingent repayment obligations, we will be required to raise additional working capital through the sale of equity securities or other financing arrangements.

We expect to continue to invest in patent prosecution and enforcement, product development, and sales, marketing, and customer support for our technologies and products.  The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from our technologies and/or products to offset expenses and meet our contingent payment obligations.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private debt, equity financing, and/or reduction of operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

Results of Operations for Each of the Years Ended December 31, 2016, 2015, and 2014

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

Refer to “Reconciliation of Non-GAAP Financial Measures” in this section for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures for the years ended December 31, 2016, 2015 and 2014.

Revenues and Gross Margins

For the year ended December 31, 2016, we recognized $4.1 million in revenue compared to $11,000 for the same period in 2015.  Our gross margin increased approximately $3.7 million for the year ended December 31, 2016 when compared to the same period in 2015.  The increase in revenue and margin for the year ended December 31, 2016 is the result of licensing and settlement revenue and related cost recognized.   Cost of sales for the year ended December 31, 2016 consisted primarily of patent amortization expense.

For the year ended December 31, 2015, our revenue and cost of sales was primarily related to engineering design services provided to third-parties.  The negative gross margin in 2015 is the result of discounting our standard hourly rates for a consulting project that provided for a substantial rate premium that was contingent upon the third-party’s receipt of project funding.  To date, the rate premium has not been recognized and is not expected to be recognized.  We had no revenues for the year ended December 31, 2014.

Research and Development Expenses

Research and development expenses consist primarily of engineering and related management and support personnel costs; fees for outside engineering design services which we use from time to time to supplement our internal resources; depreciation expenses related to certain assets used in product development; prototype production and materials costs for both integrated circuits and end-user products; software licensing and support costs, which represent the annual licensing and support maintenance for engineering design and other software tools; and rent and other overhead costs for our engineering design facility.  Personnel costs include share-based compensation which represents the grant date fair value of equity-based awards to our employees which is attributed to expense over the service period of the award.

Research and development costs decreased approximately $0.8 million, or 19% from 2015 to 2016.  This decrease is primarily the result of a $0.6 million decrease in personnel costs, net of changes in share-based compensation expense.  Personnel costs, including wages, taxes and benefits, decreased approximately $1 million from 2015 to 2016, as a result of our June 2015 staff reduction.  This decrease was partially offset by an increase of approximately $0.4 million in share-based compensation as a result of new equity awards granted to engineering executives and employees in August 2016.

Research and development costs decreased approximately $2.9 million, or 41%, from 2014 to 2015.  This decrease is primarily the result of a decrease in personnel costs, including share-based compensation, of approximately $2.1 million and a decrease in prototype fabrication and materials cost of approximately $0.5 million.  The decrease in personnel costs is a direct result of our June 2015 staff reduction and a decrease in share-based compensation as a result of a decrease in expense attribution for long-term equity incentive awards granted to engineering employees in prior years.  Prototype fabrication and materials expenses vary from period to period based on the timing of various development projects.

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

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of executive, director, sales and marketing, and finance and administrative personnel costs, including share-based compensation, costs incurred for insurance, shareholder relations and outside legal and professional services, including litigation expenses, and amortization and maintenance expenses related to our patent assets.

Our selling, general and administrative expenses increased approximately $3.4 million or 26%, from 2015 to 2016.  This is the result of an increase in litigation fees and expenses of approximately $3.6 million as a result of increased patent-related legal activities to support our ITC case and our German litigation (see Note 13 included in Item 8).  These increased costs are primarily funded from our restricted cash equivalents.

Our selling, general and administrative expenses decreased by approximately $3.7 million, or 22%, from 2014 to 2015.  This decrease is primarily the result of a $2.5 million decrease in share-based compensation as a result of a reduction in share-based awards in 2014 and 2015 along with reduced expense attribution related to prior awards that became fully vested in 2014 and 2015.   In addition, outside consulting and other professional fees decreased approximately $1.1 million from 2014 to 2015 primarily as a result of marketing fees related to our licensing efforts switching from a fixed fee to a commission-based fee in early 2015.

Change in Fair Value of Contingent Payment Obligation

We have elected to measure our secured contingent payment obligation at fair value which is based on significant unobservable inputs.  We estimated the fair value of our secured contingent payment obligation using an income approach based on the estimated present value of projected future cash flows to be paid to BKI using a risk-adjusted discount rate.  Changes in the significant unobservable inputs, which include estimates of the nature, timing and amount of projected future proceeds from patent-related activities, could result in significant increases or decreases in fair value.

For the year ended December 31, 2016, the fair value of our secured contingent payment obligation increased by approximately $4.9 million from its initial fair value of approximately $12.7 million which represents the value of funds received from BKI less the grant date fair value of warrants issued in connection with the transaction.   This increase is a result of changes in the estimated timing and amount of projected future cash outflows that are expected to result from the funded actions.

Adjusted Net Loss and Adjusted Net Loss Per Share

Adjusted net loss decreased by approximately $1.4 million, or 9%, from 2015 to 2016.  The decrease in adjusted net loss is a result of the increase in revenue and decreases in personnel costs, somewhat offset by increases in litigation fees and expenses related primarily to our ITC action.   On a per share basis, our adjusted net loss per common share decreased by $0.43 per share, or 27%.  This decrease is a result of the decrease in our adjusted net loss and a 24% increase in our weighted average common shares outstanding.

Adjusted net loss decreased by approximately $3.2 million, or 17%, from 2014 to 2015.  The decrease in adjusted net loss is primarily the result of decreases in operating expenses, particularly personnel costs and consulting fees.   On a per share basis, our adjusted net loss per common share decreased by $0.37 per share, or 19%.  This decrease is a result of the decrease in our adjusted net loss and a 2% increase in our weighted average common shares outstanding.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of our net loss to the non-GAAP measure of adjusted net loss for the years ended December 31, 2016, 2015 and 2014, respectively:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net loss	$(21,509)	$(17,075)	$(23,569)
Excluded items:
Share-based compensation	2,210	1,199	4,528
Change in fair value of contingent payment obligation	4,860	-	-
Adjusted net loss	$(14,439)	$(15,876)	$(19,041)

The following table presents a reconciliation of our net loss per common share to the non-GAAP measure of adjusted net loss per common share for the years ended December 31, 2016, 2015 and 2014, respectively:

	Year Ended December 31,
	2016	2015	2014
Basic and diluted net loss per common share	$(1.76)	$(1.74)	$(2.45)
Excluded items	0.58	0.13	0.47
Adjusted net loss per common share	$(1.18)	$(1.61)	$(1.98)

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

Secured Contingent Payment Obligation

We have accounted for our secured contingent repayment obligation as long-term debt.  Our repayment obligations are contingent upon the receipt of proceeds from patent enforcement and/or patent monetization actions.   We have elected to measure our secured contingent payment obligation at its fair value based on the variable and contingent nature of the repayment provisions. We have determined that the fair value of our secured contingent payment obligation falls within Level 3 in the fair value hierarchy which involves significant estimates and assumptions including projected future patent-related proceeds and the risk-adjusted rate for discounting future cash flows (see Note 16 to the consolidated financial statements included in Item 8).  Actual results could differ from the estimates made. Changes in fair value, including the component related to imputed interest, are included in the consolidated statements of comprehensive loss under the heading “Change in fair value of contingent payment obligation.”

Accounting for Share-Based Compensation

We calculate the fair value of share-based equity awards to employees, including restricted stock, stock options and restricted stock units, on the date of grant and recognize the calculated fair value as compensation expense over the requisite service periods of the related awards. The fair value of stock option awards is determined using the Black-Scholes option valuation model which requires the use of highly subjective assumptions and estimates including how long employees will retain their stock options before exercising them and the volatility of our common stock price over the expected life of the equity award.  Changes in these subjective assumptions can materially affect the estimate of fair value of share-based compensation and consequently, the related amount recognized as expense in the consolidated statements of comprehensive loss.

Income Taxes

The provision for income taxes is based on loss before taxes as reported in the consolidated statements of comprehensive loss.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  Our deferred tax assets exclude unrecognized tax benefits which do not meet a more-likely-than-not threshold for financial statement recognition for tax positions taken or expected to be taken in a tax return.

Off-Balance Sheet Transactions and Contractual Obligations

As of December 31, 2016, we had outstanding warrants to purchase 420,000 shares of our common stock.  The estimated grant date fair value of these warrants of $826,006 is included in shareholders’ (deficit) equity in our consolidated balance sheets.  The outstanding warrants have an average exercise price of $2.21 per share and a weighted average remaining life of approximately four years (See “Common Stock Warrants” in Note 11 to the consolidated financial statements included in Item 8).

Our contractual obligations and commercial commitments at December 31, 2016 were as follows (see “Lease Commitments” in Note 13 to the consolidated financial statements included in Item 8):

	Payments due by period
Contractual Obligations:	Total	1 year or less	2 – 3 years	4 – 5 years	After 5 years
Capital leases	$300	$300	$-	$-	$-
Operating leases	435,500	428,400	7,100	-	-

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our cash equivalents and restricted cash equivalents, which are primarily highly liquid money market instruments, and our available-for-sale securities, which are mutual funds invested primarily in short-term municipal securities, are subject to market risk, including interest rate risk.  Market risk is the risk of loss arising from adverse changes in market and economic conditions and is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  We are averse to principal loss and seek to ensure the safety and preservation of our funds by investing in market instruments with limited market risk.  Accordingly, we do not believe there is any material market risk exposure with respect to our market instruments.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and

Shareholders of ParkerVision, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ParkerVision, Inc. and its subsidiary (“the Company”) as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016  in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Jacksonville, Florida
March 30, 2017

PARKERVISION, INC.

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015
CURRENT ASSETS:
Cash and cash equivalents	$257,958	$175,401
Restricted cash equivalents	910,838	-
Available-for-sale securities	13,618	1,789,947
Accounts receivable, net of allowance for doubtful accounts of $4,437 and $0 at December 31, 2016 and 2015, respectively	1,240	4,119
Inventories, net	169,539	160,776
Prepaid expenses and other	685,535	222,370
Total current assets	2,038,728	2,352,613

PROPERTY AND EQUIPMENT, net	269,252	445,543

INTANGIBLE ASSETS, net	6,268,231	7,574,933
Total assets	$8,576,211	$10,373,089

CURRENT LIABILITIES:
Accounts payable	$595,271	$2,318,671
Accrued expenses:
Salaries and wages	296,630	290,169
Professional fees	455,204	1,115,140
Other accrued expenses	265,770	218,962
Notes payable, current portion	825,000	-
Deferred rent, current portion	50,952	73,899
Deferred revenue	19,476	20,981
Total current liabilities	2,508,303	4,037,822

LONG-TERM LIABILITIES:
Capital lease, net of current portion	-	285
Deferred rent, net of current portion	1,245	52,197
Secured contingent payment obligation	14,185,447	-
Total long-term liabilities	14,186,692	52,482
Total liabilities	16,694,995	4,090,304

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY:
Common stock, $.01 par value, 20,000,000 shares authorized, 13,183,036 and 11,015,180 issued and outstanding at December 31, 2016 and 2015, respectively	131,830	110,152
Accumulated other comprehensive income (loss)	71	(53)
Warrants outstanding	826,006	1,300,000
Additional paid-in capital	343,087,249	335,527,356
Accumulated deficit	(352,163,940)	(330,654,670)
Total shareholders' (deficit) equity	(8,118,784)	6,282,785
Total liabilities and shareholders' (deficit) equity	$8,576,211	$10,373,089

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014

Revenue	$4,064,187	$10,780	$-
Cost of sales	(341,979)	(12,219)	-
Gross margin	3,722,208	(1,439)	-

Research and development expenses	3,343,327	4,137,709	7,046,772
Selling, general, and administrative expenses	16,317,724	12,924,982	16,620,206
Total operating expenses	19,661,051	17,062,691	23,666,978

Interest and other income	17,834	10,862	104,943
Interest expense	(67,904)	(21,739)	(6,920)
Change in fair value of contingent payment obligation (Note 8)	(4,860,357)	-	-
Total interest and other	(4,910,427)	(10,877)	98,023

Net loss before income tax	(20,849,270)	(17,075,007)	(23,568,955)

Foreign income tax expense	(660,000)	-	-

Net loss	(21,509,270)	(17,075,007)	(23,568,955)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	124	(53)	8,215
Other comprehensive income (loss), net of tax	124	(53)	8,215

Comprehensive loss	$(21,509,146)	$(17,075,060)	$(23,560,740)

Basic and diluted net loss per common share	$(1.76)	$(1.74)	$(2.45)

Weighted average common shares outstanding	12,244,254	9,842,334	9,622,595

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, and 2014

	Common Stock, Par Value	Accumulated Other Comprehensive Income (Loss)	Warrants Outstanding	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balance as of January 1, 2014, unadjusted	$932,085	$(8,215)	$663,100	$312,470,030	$(290,010,708)	$24,046,292
Adjustment for reverse stock split 1:10, effective March 30, 2016	$(838,876)	$-	$-	$838,876	$-	$-
Balance as of January 1, 2014, as adjusted	$93,209	$(8,215)	$663,100	$313,308,906	$(290,010,708)	$24,046,292
Issuance of common stock and warrants in public and private offerings	2,667	-	-	11,943,698	-	11,946,365
Issuance of common stock upon exercise of options and warrants	905	-	(307,322)	1,961,967	-	1,655,550
Share-based compensation	403	-	-	4,527,829	-	4,528,232
Comprehensive income (loss) for the year	-	8,215	-	-	(23,568,955)	(23,560,740)
Balance as of December 31, 2014, as adjusted	97,184	-	355,778	331,742,400	(313,579,663)	18,615,699
Issuance of common stock and warrants in public and private offerings	11,067	-	1,300,000	2,079,556	-	3,390,623
Issuance of common stock for services	250	-	-	249,750	-	250,000
Expiration of warrants	-	-	(355,778)	355,778	-	-
Share-based compensation, net of shares withheld for taxes	1,651	-	-	1,099,872	-	1,101,523
Comprehensive loss for the year	-	(53)	-	-	(17,075,007)	(17,075,060)
Balance as of December 31, 2015, as adjusted	110,152	(53)	1,300,000	335,527,356	(330,654,670)	6,282,785
Issuance of common stock and warrants in public and private offerings	15,454	-	334,930	3,784,976	-	4,135,360
Issuance of common stock upon exercise of options and warrants	1,300	-	(911,997)	1,333,197	-	422,500
Issuance of common stock for services	2,450	-	-	427,550	-	430,000
Share-based compensation, net of shares withheld for taxes	2,474	-	103,073	2,014,170	-	2,119,717
Comprehensive income (loss) for the year	-	124	-	-	(21,509,270)	(21,509,146)
Balance as of December 31, 2016, as adjusted	$131,830	$71	$826,006	$343,087,249	$(352,163,940)	$(8,118,784)

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, and 2014

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,509,270)	$(17,075,007)	$(23,568,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,374,577	1,308,511	1,379,509
Share-based compensation	2,210,238	1,199,334	4,528,232
Loss on disposal of equipment and other assets	257,242	125,910	887
Realized loss on available-for-sale securities	1,058	15,706	6,869
Changes in fair value of contingent payment obligation	4,860,357	-	-
Changes in operating assets and liabilities:
Accounts receivable	2,879	(4,119)	-
Inventories	922	(19,710)	(56,862)
Prepaid expenses and other	(33,165)	840,207	(258,040)
Accounts payable and accrued expenses	(1,453,489)	2,021,058	(596,038)
Deferred rent	(73,899)	(56,294)	109,333
Deferred revenue	(1,505)	20,981	-
Total adjustments	7,145,215	5,451,584	5,113,890
Net cash used in operating activities	(14,364,055)	(11,623,423)	(18,455,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(4,404,605)	(2,700,706)	(11,606,165)
Proceeds from redemption of available-for-sale securities	6,180,000	11,880,000	17,580,000
Proceeds from sale of assets	-	4,200	-
Purchases of property and equipment	(5,983)	(51,271)	(401,268)
Payments for patent costs and other intangible assets	(152,528)	(693,153)	(673,457)
Net cash provided by investing activities	1,616,884	8,439,070	4,899,110

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in
public and private offerings	3,800,430	3,390,623	11,946,365
Net proceeds from exercise of options and warrants	422,500	-	1,655,550
Shares withheld for payment of taxes	(90,521)	(97,811)	-
Proceeds from contingent payment obligation	13,000,000	-	-
Repayment of contingent payment obligation	(3,339,980)	-	-
Principal payments on capital lease obligation	(51,863)	(151,983)	(49,732)
Net cash provided by financing activities	13,740,566	3,140,829	13,552,183

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS	993,395	(43,524)	(3,772)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS, beginning of year	175,401	218,925	222,697
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS, end of year	$1,168,796	$175,401	$218,925

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$62,404	$21,738	$6,920
Cash paid for income taxes	$660,000	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Purchases of leasehold improvements	$-	$-	$24,784
Purchase of equipment under capital lease (Note 6)	$-	$153,550	$66,398

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 and 2014

1. THE COMPANY AND NATURE OF BUSINESS

We were incorporated under the laws of the state of Florida on August 22, 1989 and currently operate in a single reportable segment - wireless technologies and products.  We are in the business of innovating fundamental wireless technologies.  We design, develop and market our proprietary radio frequency (“RF”) technologies for use in wireless communication products, including our own internally developed products.    We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.

2. LIQUIDITY AND GOING CONCERN

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15 “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”  to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern.  ASU 2014-15 requires a going-concern assessment each annual and interim reporting period.  Substantial doubt is defined as existing when conditions and events that are known and reasonably known at the financial statement issuance date, in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year of the financial statement issue date.  We have adopted ASU 2014-15 effective December 31, 2016.

The accompanying consolidated financial statements as of and for the year ended December 31, 2016 were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation and will be able to realize assets and settle liabilities and commitments in the normal course of business for a period of at least one year from the issue date of these financial statements.  These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should we be unable to continue as a going concern.

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sales of our equity securities and contingent funding arrangements with third-parties to fund our operations, including litigation costs.  For the year ended December 31, 2016, we incurred a net loss of approximately $21.5 million and negative cash flows from operations of approximately $14.4 million.  At December 31, 2016, we had an accumulated deficit of approximately $352 million and our current liabilities exceeded our current assets by approximately $0.5 million.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern within one year after the issue date of these consolidated financial statements.

We implemented a number of measures in 2016 and 2015 to reduce our operating expenses and improve our liquidity position.  In June 2015, we implemented a reduction in staff which resulted in a decrease in our annualized payroll costs of approximately $2.6 million.  Also in June 2015, we entered into a fully contingent funding arrangement with outside counsel for our ongoing patent infringement litigation against Qualcomm and HTC, thereby eliminating nearly all ongoing litigation fees and expenses in that case.  In addition, during 2015, we began transitioning the majority of our patent prosecution and defense activities from outside counsel to in-house counsel which resulted in a reduction in our outside legal fees of approximately $1.6 million in 2016.

During 2016, we received an aggregate of $13 million from Brickell Key Investments (“BKI”), $11 million of which was designated for use in payment of legal fees and expenses in connection with certain patent infringement proceedings and $2 million of which was used for general working capital purposes. BKI has a right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions.  As of December 31, 2016, the contingent repayment obligation to BKI is recorded at its estimated fair value of $14.2 million which represents management’s best estimate of the discounted cash flows to be paid to BKI.  Although current working capital will not be used to repay this obligation, BKI is entitled to priority payment of 100% of at least the next $9.7 million in proceeds received by us from any patent-related action.  Thereafter, BKI is entitled to a portion of additional patent-related proceeds up to a specified minimum return.  In addition, funds received from patent-related activities may be subject to prorated contingent payments to legal counsel.

Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to develop, market and sell existing and new products; (ii) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations to BKI and legal counsel; and/or (iii) our ability to raise additional capital from the sale of equity securities.  We anticipate a significant decline in litigation fees and expenses in 2017; however this will be somewhat offset by increases in production, sales and marketing expenses related to a new product launch.   We expect that revenue generated from product sales, patent enforcement actions, and technology licenses over the next twelve months may not be sufficient to cover our operating expenses. In the event we do not generate sufficient revenues to cover our operational costs and contingent repayment obligations, we will be required to use available working capital and/or raise additional working capital through the sale of equity securities or other financing arrangements.

In November 2016, we filed a shelf registration statement (“Shelf”) for the offering of various securities, up to $15 million, over a period of up to three years.  The Shelf, which was declared effective November 30, 2016, is intended to provide flexibility for our future capital needs and may be used to fund working capital, capital expenditures, vendor purchases, and other capital needs.  On December 30, 2016, we entered into an At Market Issuance Sales Agreement (“ATM”) with FBR Capital Markets & Co (“FBR”). for the sale of up to $10 million of our common stock registered under the Shelf.  As of March 10, 2017, we have received proceeds of approximately $9.6 million from sales under the ATM, net of commissions, fees, legal and other expenses.  In addition, in February 2017, we received proceeds of approximately $0.2 million from the sale of unregistered shares in a private placement transaction with one of our directors.  We plan to use proceeds from our sale of common stock together with the $1.2 million in cash and cash equivalents and restricted cash equivalents at December 31, 2016, to fund our working capital needs, including our litigation costs.

We expect to continue to invest in patent prosecution and enforcement, product development, and sales, marketing, and customer support for our technologies and products.  The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from our technologies and/or products to offset expenses and contingent payment obligations.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private debt, equity financing, and/or reduction of operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  All references in these consolidated financial statements to number of shares of common stock, price per share and weighted average shares of common stock have been adjusted to reflect a one-for-ten reverse stock split that went into effect on March 30, 2016 on a retroactive basis for all periods presented, unless otherwise noted.

The consolidated financial statements include the accounts of ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH (collectively, “ParkerVision”) after elimination of all intercompany transactions and accounts.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The more significant estimates made by us include projected future cash flows and risk-adjusted discount rates for estimating the fair value of our secured contingent payment obligation, the volatility and estimated lives of share-based awards used in the estimate of the fair market value of share-based compensation, the assessment of recoverability of long-lived assets, the amortization periods for intangible and long-lived assets, and the valuation allowance for deferred taxes.  Actual results could differ from the estimates made.  We periodically evaluate estimates used in the preparation of the financial statements for continued reasonableness.  Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

Cash, Cash Equivalents, and Restricted Cash Equivalents

We consider cash and cash equivalents to include cash on hand, interest-bearing deposits, overnight repurchase agreements and investments with original maturities of three months or less when purchased. Restricted cash equivalents represent money market investments that are restricted for specific use in payment of legal fees and expenses related to certain of our patent infringement actions.  The restricted money market investments have weighted average maturities of three months or less when purchased and are recorded at fair value.  We have determined that the fair value of our restricted money market investments fall within Level 1 in the fair value hierarchy (see Note 16).

In November 2016, we early adopted ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash.”  This update provides guidance on the classification and presentation of restricted cash in the statement of cash flows.  Specifically, ASU 2016-18 requires that restricted cash and cash equivalents be included with cash and cash equivalents when reconciling beginning of period and end of period amounts shown on the statements of cash flows.  “Cash, cash equivalents and restricted cash equivalents, end of year” as presented in our consolidated statements of cash flows includes cash and cash equivalents of $257,958 and restricted cash equivalents of $910,838.  “Cash, cash equivalents and restricted cash equivalents, beginning of year” as presented in our consolidated statements of cash flows includes cash and cash equivalents of $175,401.

In August 2016, we early adopted ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.”  This update provides guidance on the presentation and classification of certain items on the statement of cash flows. The adoption of ASU 2016-15 had no effect on our current or prior period consolidated financial statements.

Available-for-Sale Securities

Available-for-sale securities are intended to be held for indefinite periods of time and are not intended to be held to maturity. These securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive loss until realized. The tax effect of our unrealized holding gains and losses is zero for each of the years ended December 31, 2016, 2015, and 2014 due to the existence of a full valuation allowance.  Our available-for-sale securities at December 31, 2016 and 2015 consisted of mutual funds that invest primarily in short-term municipal securities with an average effective maturity of one year or less. All dividends and realized gains are recognized as other income as earned and immediately reinvested.  The Company has determined that the fair value of its available-for-sale securities fall within Level 1 in the fair value hierarchy (See Note 16).

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

In April 2016, we early adopted ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330)” issued in July 2015.  ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out method by prescribing inventory be valued at the lower of cost and net realizable value. The adoption of ASU 2015-11 had no impact on our consolidated financial statements.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the following estimated useful lives:

Manufacturing and office equipment	5-7 years
Tooling	3 years
Leasehold improvements	Remaining life of lease
Furniture and fixtures	7 years
Computer equipment and software	3-5 years

The cost and accumulated depreciation of assets sold or retired are removed from their respective accounts, and any resulting net gain or loss is recognized in the accompanying consolidated statements of comprehensive loss.  The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts, both internally and externally, that may suggest impairment. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of the assets exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the assets.

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

Secured Contingent Payment Obligation

We have accounted for our secured contingent repayment obligation as long-term debt in accordance with Accounting Standards Codification (“ASC”) 470-10-25, “Sales of Future Revenues or Various other Measures of Income.” Our repayment obligations are contingent upon the receipt of proceeds from patent enforcement and/or patent monetization actions.   We have elected to measure our secured contingent payment obligation at its fair value in accordance with ASC 825, “Financial Instruments” based on the variable and contingent nature of the repayment provisions. We have determined that the fair value of our secured contingent payment obligation falls within Level 3 in the fair value hierarchy which involves significant estimates and assumptions including projected future patent-related proceeds and the risk-adjusted rate for discounting future cash flows (see Note 16).  Actual results could differ from the estimates made. Changes in fair value, including the component related to imputed interest, are included in the accompanying consolidated statements of comprehensive loss under the heading “Change in fair value of contingent payment obligation”.

Leases

Our facilities are leased under operating leases.  For those leases that contain rent escalations or rent concessions, we record the total rent payable during the lease term on a straight-line basis over the term of the lease with the difference between the rents paid and the straight-line rent recorded as a deferred rent liability in the accompanying consolidated balance sheets.

In February 2016, the FASB issued ASU 2016-02 “Leases,” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.    Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months.  ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018.  Early adoption is permitted.  Upon adoption of ASU 2016-02, beginning period balances for the earliest period presented must be adjusted to reflect the re-measurement of lease assets and liabilities.  We anticipate adoption of ASU 2016-02 as of January 1, 2018.  We have identified all existing operating and financing leases and are in the process of determining the present value of existing lease assets and liabilities under the new guidance.  We are also currently formalizing processes and controls to identify, classify and measure new leases in accordance with ASU 2016-02.  The impact of ASU 2016-02 on our consolidated financial statements is currently undetermined.

Revenue Recognition

We derive revenue from licensing of our intellectual property, settlements from patent infringement disputes, sales of products, and engineering services.  The timing of revenue recognition and the amount of revenue recognized depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations.  In general, we recognize revenue when there is persuasive evidence of an arrangement, the amounts are fixed and determinable and the collectability is reasonably assured.

Revenue from the sale of products is recognized at the time of shipment to the customer or when the other criteria for revenue recognition are met, if later.  Revenue from providing services is recognized when earned.  Unearned revenue at December 31, 2016 consists of product inventory held by a distributor.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.”  ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue.  This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized.  ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)”, issued in August 2015, defers adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017.  Early adoption is not permitted.  We do not currently expect the adoption of ASU 2014-09 to have a material effect on our consolidated financial statements.

Research and Development Expenses

Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third party contractors, prototype expenses, maintenance costs for software development tools, depreciation, and an allocated portion of facilities costs.

Accounting for Share-Based Compensation

In April 2016, we adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.”  ASU 2016-09 simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations.  We have elected to account for forfeitures of share-based equity awards as they occur.  The adoption of ASU 2016-09 had no impact on our consolidated financial statements except for the reclassification of the value of shares withheld for payment of taxes in our accompanying consolidated statements of cash flows.

We have various share-based compensation programs which provide for equity awards including stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). We calculate the fair value of employee share-based equity awards on the date of grant and recognize the calculated fair value as compensation expense over the requisite service periods of the related awards.  We estimate the fair value of stock option awards using the Black-Scholes option valuation model.  This valuation model requires the use of highly subjective assumptions and estimates including how long employees will retain their stock options before exercising them and the volatility of our common stock price over the expected life of the equity award.  Such estimates, and the basis for our conclusions regarding such estimates, are outlined in detail in Note 10.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Income Taxes

The provision for income taxes is based on loss before taxes as reported in the accompanying consolidated statements of comprehensive loss.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  Our deferred tax assets exclude unrecognized tax benefits which do not meet a more-likely-than-not threshold for financial statement recognition for tax positions taken or expected to be taken in a tax return.

In April 2016, we early adopted, on a retrospective basis, ASU 2015-17 “Income Taxes: Balance Sheet Classification of Deferred Taxes (Topic 740)”, issued in November 2015.   ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheets.  Given the existence of a full valuation allowance for all periods presented, the adoption of ASU 2015-17 had no effect on our current or prior period consolidated financial statements.

Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each year.  Diluted loss per common share is the same as basic loss per common share as all potential common shares are excluded from the calculation, as their effect is anti-dilutive.

Options and warrants to purchase 1,116,696, 1,223,001, and 769,620 shares of common stock were outstanding at December 31, 2016, 2015, and 2014, respectively.  In addition, unvested RSUs representing 330,000, 417, and 218,415 shares of common stock were outstanding at December 31, 2016, 2015, and 2014, respectively.  These options, warrants and RSUs were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

4. INVENTORIES

Inventories consisted of the following at December 31, 2016 and 2015:

	2016	2015
Work-in-process	$126,237	$117,045
Finished goods	43,302	43,731
Total inventories	$169,539	$160,776

5.  PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following at December 31, 2016 and 2015:

	2016	2015
Prepaid insurance	$108,434	$116,755
Prepaid retainers for services	447,500	-
Other current assets	129,601	105,615
	$685,535	$222,370

6.  PROPERTY AND EQUIPMENT, NET

Property and equipment, at cost, consisted of the following at December 31, 2016 and 2015:

	2016	2015
Equipment and software	$7,776,554	$8,269,840
Tooling	93,890	93,890
Leasehold improvements	925,679	925,679
Furniture and fixtures	502,397	502,396
	9,298,520	9,791,805
Less accumulated depreciation	(9,029,268)	(9,346,262)
	$269,252	$445,543

Depreciation expense related to property and equipment was $171,884,  $187,653, and $156,258 in 2016, 2015, and 2014, respectively.

The cost of our property and equipment includes office and engineering equipment purchased under capital lease agreements totaling $291,873 at both December 31, 2016 and 2015.  Depreciation expense related to property and equipment includes depreciation related to capital leases of approximately $59,126,  $49,804, and $31,794 for the periods ended December 31, 2016, 2015, and 2014, respectively.  Accumulated depreciation includes accumulated depreciation related to capital leases as of December 31, 2016 and 2015 of $156,482 and $97,356,  respectively.

Our capital leases have original terms of one to three years.   The principal payments for these capital leases are reflected as cash outflows from financing activities in the accompanying consolidated statements of cash flows.    Future minimum lease payments under our capital leases that have initial terms in excess of one year are included in “Contractual Obligations” in Note 13.

7.  INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2016 and 2015:

	2016
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$19,498,837	$13,230,606	$6,268,231
Prepaid licensing fees	574,000	574,000	-
	$20,072,837	$13,804,606	$6,268,231

	2015
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$20,309,630	$12,734,697	$7,574,933
Prepaid licensing fees	574,000	574,000	-
	$20,883,630	$13,308,697	$7,574,933

Amortization expense for the years ended December 31, 2016, 2015, and 2014 is as follows:

	Weighted average	Amortization Expense
	estimated life (in years)	2016	2015	2014

Patents and copyrights	17	$1,202,693	$1,120,858	$1,216,703
Prepaid licensing fees	2	-	-	6,548
Total amortization		$1,202,693	$1,120,858	$1,223,251

Future estimated amortization expense for intangible assets that have remaining unamortized amounts as of December 31, 2016 are as follows:

2017	$1,140,867
2018	1,054,513
2019	772,721
2020	556,474
2021	477,288
2022 and thereafter	2,266,368
Total	$6,268,231

8.  LONG-TERM DEBT

Note Payable to a Related Party

In February 2016, we converted $825,000 of fees payable to a related party into an unsecured, long-term promissory note.  Interest is payable monthly on the outstanding principal balance at a rate of 8% per annum and retroactive to January 1, 2016.  The balance of the note is payable in full, along with any accrued interest, on December 31, 2017 and early prepayment is allowed without penalty.  As of December 31, 2016, the estimated fair value of our note payable is approximately $753,000 based on a risk-adjusted discount rate.

Failure to comply with the payment terms of this note constitutes an event of default which, if uncured, will result in the entire unpaid principal balance of the note and any unpaid, accrued interest to become immediately due and payable.   As of December 31, 2016, we are in compliance with the payment terms of the note.    At December 31, 2016, the carrying value of the note is recorded as a current liability in our consolidated balance sheets.

Secured Contingent Payment Obligation

In February 2016, we entered into litigation funding arrangement with BKI, a special purpose fund under the management of Juridica Asset Management Limited.  Under the agreement, as amended in May 2016, we received aggregate proceeds of $13 million in exchange for BKI’s right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions.  Under the agreement, $11 million of the proceeds were designated for use in payment of our legal fees and expenses in connection with the legal proceedings filed at the International Trade Commission (“ITC”) and district court in December 2015 and legal proceedings filed in Germany in June 2016 (the “Funded Actions”).  These proceeds, net of funds used to pay allowable expenses or funds paid on retainer, are recorded as restricted cash equivalents on our accompanying consolidated balance sheet at December 31, 2016.

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

We granted BKI a senior security interest in our assets until such time as the specified minimum return is paid, in which case, the security interest will be released except with respect to the patents and proceeds directly related to Funded Actions.  The security interest is enforceable by BKI in the event that we are in default under the agreement which would occur if (i) we fail, after notice, to pay proceeds to BKI, (ii) we become insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to us, (iii) our creditors commence actions against us (which are not subsequently discharged) that affect our material assets, (iv) we, without BKI’s consent, incur indebtedness other than immaterial ordinary course indebtedness, or (v) there is an uncured non-compliance of our obligations or misrepresentations under the agreement.   As of December 31, 2016, we are in compliance with our obligations under this agreement.

We have elected to measure our secured contingent payment obligation at fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The secured contingent payment obligation is re-measured to fair value at each reporting period with changes recorded in the consolidated statements of comprehensive loss until the contingency is resolved (see Note 16).

In addition, in connection with the agreement, as amended, we issued BKI a warrant to purchase up to 350,000 shares of our common stock at an exercise price of $2.00 per share valued at its estimated fair market value of $334,930 using a discounted Black-Scholes model. The aggregate fair value of the BKI warrant is included in shareholders’ (deficit) equity in the accompanying consolidated balance sheet at December 31, 2016.  The shares underlying the warrants were registered on a registration statement declared effective on August 2, 2016. (see Note 11).

9.  INCOME TAXES AND TAX STATUS

Our net losses before income taxes for the years ended December 31, 2016, 2015, and 2014 are from domestic operations as well as losses from our wholly-owned German subsidiary in 2016.  We elected to treat our German subsidiary as a disregarded entity for purposes of income taxes and accordingly, the 2016 loss from our German subsidiary has been included in our 2016 operating results.

We recorded $660,000 in current foreign income tax expense for the year ended December 31, 2016 as a result of foreign tax withholding on licensing revenues from a Korean entity.  No current or deferred tax provision or benefit was recorded for 2016, 2015, or 2014 as a result of current losses and fully deferred tax valuation allowances for all periods.  We have recorded a valuation allowance to state our deferred tax assets at their estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 2016, 2015, and 2014 is as follows:

	2016	2015	2014
Tax benefit at statutory rate	$(7,313,152)	$(5,805,502)	$(8,013,445)
State tax benefit	(752,824)	(597,625)	(824,913)
Increase in valuation allowance	8,144,981	6,482,062	8,870,098
Research and development credit	(96,920)	(19,363)	(186,906)
Other	17,915	(59,572)	155,166
	$-	$-	$-

Our deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of our assets and liabilities at December 31, 2016 and 2015:

	2016	2015
Gross deferred tax assets:
Net operating loss carry-forward	$115,296,308	$108,627,053
Research and development credit	7,922,010	7,825,090
Stock compensation	1,885,035	3,477,737
Patents and other	2,119,018	1,999,975
Contingent payment obligation	1,822,634	-
Fixed assets	77,686	104,895
Accrued liabilities	54,137	47,713
Deferred rent	19,574	19,574
Charitable contributions	11,250	11,250
Deferred revenue	7,304	7,868
Capital loss carry-forward	7,657	7,466
Bad debt expense	1,664	-
Inventory	956	23,282
	129,225,233	122,151,903
Less valuation allowance	(129,225,233)	(122,151,903)
Net deferred tax asset	$-	$-

At December 31, 2016, we had cumulative NOL, research and development (“R&D”) tax credit carry-forwards and capital loss carry-forwards for income tax purposes of $311,109,125, $7,922,009 and $20,419 respectively, which expire in varying amounts from 2018 through 2035.

Our ability to benefit from the our tax credit carry-forwards could be limited under certain provisions of the Internal Revenue Code if our ownership changes by more than 50%, as defined by Section 382 of the Internal Revenue Code of 1986 (“Section 382”).  Under Section 382, an ownership change may limit the amount of NOL, capital loss and R&D credit carry-forwards that can be used annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  We conduct a study annually of our ownership changes.  Based on the results of our studies, we have determined that we do not have any ownership changes on or prior to December 31, 2016 which would result in limitations of our NOL, capital loss or R&D credit carry-forwards under Section 382.

Uncertain Tax Positions

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We have identified our Federal and Florida tax returns as our only major jurisdictions, as defined.  The periods subject to examination for those returns are the 1998 through 2016 tax years.  At December 31, 2016,  2015 and 2014, we had an unrecognized tax benefit of approximately $1.4 million.

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate so long as we maintain a full valuation allowance.  Approximately $0.47 million, net of tax effect, of the unrecognized tax benefit is related to excess tax benefits related to share-based compensation which would be recorded as an adjustment to equity rather than a decrease in earnings, if reversed.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits.  For the years ended December 31, 2016, 2015, and 2014, we did not incur any income tax-related interest income, expense or penalties.

10.  SHARE-BASED COMPENSATION

The following table presents share-based compensation expense included in our consolidated statements of comprehensive loss for the years ended December 31, 2016, 2015, and 2014, respectively:

	Year ended December 31,
	2016	2015	2014
Research and development expense	$630,296	$235,138	$1,076,655
Selling, general, and administrative expense	1,579,942	964,196	3,451,577
Total share-based compensation expense	$2,210,238	$1,199,334	$4,528,232

We did not capitalize any expense related to share-based payments.  As of December 31, 2016, there was $1,526,272 of total unrecognized compensation cost related to all non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted-average period of approximately 1  year.

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

2008 Equity Incentive Plan

We adopted an equity incentive plan in August 2008 (the “2008 Plan”).  The 2008 Plan provides for the grant of stock-based awards to employees (excluding named executives), directors and consultants, not to exceed 50,000 shares of common stock.  The 2008 Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, and other stock based awards.  Forfeited and expired options under the 2008 Plan become available for reissuance.  The plan provides that no participant may be granted awards in excess of 5,000 shares in any calendar year.  At December 31, 2016,  21,142 shares of common stock were available for future grants.

2011 Long-Term Incentive Equity Plan

We adopted a long-term incentive equity plan in September 2011 that, as amended in 2014, provided for the grant of stock-based awards to employees, officers, directors and consultants, not to exceed 1,200,000 shares of common stock (the “2011 Plan”).  On August 12, 2016, shareholders approved an amendment to the 2011 plan increasing the shares available in the plan by 750,000 shares.  The 2011 Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, and other stock based awards.  Forfeited and expired options under the 2011 Plan become available for reissuance.  The plan provides that no participant may be granted awards in excess of 150,000 shares in any calendar year.  At December 31, 2016, 603,885 shares of common stock were available for future grants.

Restricted Stock Awards

RSAs are issued as executive and employee incentive compensation and as payment for services to others.  The value of the award is based on the closing price of our common stock on the date of grant.  RSAs are generally immediately vested.

Restricted Stock Units

RSUs are issued as incentive compensation to executives, employees, and non-employee directors as well as payment for services to third parties. Each RSU represents a right to one share of our common stock, upon vesting.  The RSUs are not entitled to voting rights or dividends, if any, until vested.  RSUs generally vest over a one to three year period for employee awards, a one year period for non-employee director awards and the life of the related service contract for third-party awards.  The fair value of RSUs is generally based on the closing price of our common stock on the date of grant and is amortized to share-based compensation expense over the estimated life of the award, generally the vesting period.  In the case of RSUs issued to consultants, the fair value is recognized based on the closing price of our common stock on each vesting date.

RSAs and RSUs

The following table presents a summary of RSA and RSU activity under the 2000, 2008, and 2011 Plans (collectively, the “Stock Plans”) as of December 31, 2016:

	Non-vested Shares
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	417	$31.30
Granted	600,000	5.46
Vested	(270,417)	5.87
Forfeited	-	-
Non-vested at end of year	330,000	$5.16

The total fair value of RSAs and RSUs vested under the Stock Plans for the year ended December 31, 2016 is $1,214,536.

Stock Options

Stock options are issued as incentive compensation to executives, employees, non-employee directors, and consultants.  Stock options are generally granted with exercise prices at or above fair market value of the underlying shares at the date of grant.  The fair value of options granted is estimated using the Black-Scholes option pricing model.  Generally, fair value is determined as of the grant date.  In the case of option grants to third parties, the fair value is estimated at each interim reporting date until vested.  Options for employees, including executives and non-employee directors, are generally granted under the Stock Plans.

The following table presents a summary of option activity under the Stock Plans for the year ended December 31, 2016:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value ($)
Outstanding at beginning of year	651,784	$17.90
Granted	100,000	2.12
Exercised	-	-
Forfeited	-	-
Expired	(61,088)	25.95
Outstanding at end of year	690,696	14.89	3.31	years	$2,400
Vested and expected to vest at end of year	563,196	$17.76	2.59	years	$600

The weighted average per share fair value of option shares granted during the years ended December 31, 2016, 2015,  and 2014 was $1.74,  $1.32, and $11.30, respectively.  The total fair value of option shares vested during the years ended December 31, 2016, 2015, and 2014 was $153,460,  $482,652, and $3,069,131, respectively.

The fair value of option grants under the Stock Plans for the years ended December 31, 2016, 2015, and 2014, respectively, was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2016	2015	2014
Expected option term [1]	7 years	5 years	6 years
Expected volatility factor [2]	97.83%	97.12%	106.4%
Risk-free interest rate [3]	2.30%	1.66%	1.9%
Expected annual dividend yield	0%	0%	0%

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

In addition, we occasionally grant stock options outside the stock plans, generally to third parties.  At December 31, 2016, we had one option for the purchase of 6,000 shares of common stock outstanding and exercisable.  This option has an exercise price of $20.10 and expires October 2017.

The aggregate intrinsic value of plan and non-plan options exercised during 2016, 2015, and 2014 was $0, $0, and $1,155,495, respectively.

Options by Price Range

The options outstanding at December 31, 2016 under all plans, including the non-plan options, have exercise price ranges, weighted average contractual lives, and weighted average exercise prices are as follows:

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding at December 31, 2016	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable at December 31, 2016	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
$1.80 - $5.80	163,531	$2.08	6.44	38,531	$2.33	6.00
$6.80 - $10.30	224,559	8.90	1.77	224,559	8.90	1.77
$11.80 - $20.10	56,175	14.11	3.18	53,675	14.15	3.22
$22.60 - $38.80	243,551	28.23	2.58	243,551	28.23	2.58
$45.10 - $45.10	8,880	45.10	3.96	8,880	45.10	3.96
	696,696	$14.94	3.29	569,196	$17.79	2.57

Upon exercise of options under all plans, we issue new shares of our common stock.  For shares issued upon exercise of equity awards granted under the Stock Plans, the shares of common stock are registered. For shares issued upon exercise of non-plan awards, the shares are not registered unless they have been subsequently registered by us on a registration statement.  Cash received from option exercises for the years ended December 31, 2016, 2015,  and 2014, was $0,  $0,  and $1,109,466 respectively.  No tax benefit was realized for the tax deductions from exercise of the share-based payment arrangements for the years ended December 31, 2016, 2015, and 2014 as the benefits were fully offset by a valuation allowance (see Note 9).

11. STOCK AUTHORIZATION AND ISSUANCE

Preferred Stock

We have 15,000,000 shares of preferred stock authorized for issuance at the direction of the board of directors.  On November 17, 2005, our board of directors designated 100,000 shares of authorized preferred stock as the Series E Preferred Stock in conjunction with its adoption of a Shareholder Protection Rights Agreement (Note 12).  As of December 31, 2016, we had no outstanding preferred stock.

Common Stock

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

Common Stock Warrants

As of December 31, 2016, we had outstanding warrants for the purchase of up to 420,000 shares of our common stock.  The estimated grant date fair value of these warrants of $826,006 is included in shareholders’ (deficit) equity in our consolidated balance sheets.  The outstanding warrants have an average exercise price of $2.21 per share and a weighted average remaining life of approximately four years.  Cash received from warrant exercises for the years ended December 31, 2016, 2015, and 2014, was $422,500,  $0, and $546,084, respectively.

Stock and Warrant Issuances

The following table presents a summary of completed equity offerings for the years ended December 31, 2016, 2015, and 2014 (in thousands, except for per share amounts):

Date	Transaction	# of Common Shares/ Units Sold (in 000’s)	Price per Share/Unit	# of Warrants Issued (in 000’s)	Average Exercise Price per Warrant	Net Proceeds (in 000’s) (1)	Offering as % of Out-standing Common Stock (2)
July 7, 2016	Offering sold to an in individual investor (3)	1,091	$2.75	-	-	$2,860	8.50%
January 25, 2016	Offering sold to an in individual investor	455	$2.20	-	-	$990	4.00%
December 23, 2015	Offering to a limited number of institutional and other investors (4)	1,086	$1.90	n/a	n/a	$2,040	9.90%
December 23, 2015	Offering to a member of our Board	21	$2.40	n/a	n/a	$50	0.20%
January 15, 2015, as modified in July 2016	Sale of warrants (5)	n/a	n/a	200	$3.25	$1,300	n/a
March 13, 2014	Offering to two institutional investors	267	$45.00	n/a	n/a	$11,900	2.80%

(1)	After deduction of applicable underwriters’ discounts, placement agent fees, and other offering costs.
(2)	Calculated on an after-issued basis.
(3)

We filed a registration statement in July 2016 to register the resale of common stock issued in this offering.  The registration statement was declared effective on August 2, 2016 (File No. 333-212670).  Warrants issued to BKI in connection with a litigation funding arrangement were registered under this same registration statement (see Note 8).

(4)	We filed a registration statement in January 2016 to register the resale of common stock issued in this offering. The registration statement became effective on January 19, 2016 (File No. 333-208958).
(5)

We sold three warrants to an investor on January 15, 2015, each for the purchase of 188,406 shares of common stock at exercise prices of $15,  $25 and $35, respectively.  In July 2016, we exchanged these warrants for one new warrant entitling the investor to acquire up to 200,000 shares of our common stock at an exercise price of $3.25 per share.  The warrant expires in June 2018. As a result of this warrant exchange, the number of shares of our common stock subject to warrants decreased by 365,218 shares and we recognized incremental compensation cost of approximately $103,000 which is included in share-based compensation expense in the accompanying consolidated statement of comprehensive loss. We filed a post-effective amendment to the previously filed S-3 registration statement (File No. 333-202802) covering the resale of the shares issuable upon exercise of the warrants.  This post-effective amendment was declared effective on August 3, 2016.

On November 14, 2016, we filed a Shelf for the offering of various securities, up to $15 million, over a period of up to three years.  The Shelf, which was declared effective November 30, 2016, is intended to provide flexibility for our future capital needs and may be used to fund working capital, capital expenditures, vendor purchases, and other capital needs.  On December 30, 2016 we entered into an ATM with FBR for the sale of up to $10 million of our common stock registered under the Shelf.

As of March 10, 2017, we have sold an aggregate of 4.1 million shares of common stock under the ATM at an average price of $2.46 per share for aggregate gross proceeds of approximately $10 million, thus concluding our ATM.   In February 2017, we also received gross proceeds of approximately $170,000 from the sale of 80,510 unregistered shares of our common stock to one of our directors.

Stock for Services

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

In January 2015, we issued 25,000 shares of unregistered common stock to our securities counsel, Graubard Miller in exchange for a $250,000 prepaid retainer for legal services.  The shares issued to Graubard Miller were registered on a S-3 registration statement (File number 333-202802) that was declared effective May 4, 2015.

12. SHAREHOLDER PROTECTION RIGHTS AGREEMENT

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

13.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

Our headquarters facility in Jacksonville, Florida is leased pursuant to a non-cancelable lease agreement effective June 1, 2006.  The lease term, as amended in September 2014, provides for a straight-lined monthly rental payment of approximately $26,000 through January 2018 with an option for renewal.  We also lease office space in Lake Mary, Florida for our wireless design center.  The lease term, as amended in December 2013 provides for a straight-lined monthly rental payment of approximately $18,500  through May 2017 with an option for renewal.  Deferred rent is amortized to rent expense over the respective lease terms.

In addition to sales tax payable on base rental amounts, certain leases obligate us to pay pro-rated annual operating expenses for the properties.  Rent expense for properties, for the years ended December 31, 2016, 2015, and 2014 was $533,871,  $545,334, and $523,454, respectively.

In addition, we lease certain equipment, primarily for research and development activities, under non-cancelable operating leases with lease terms of less than one year.  Equipment rental expense for the years ended December 31, 2016, 2015, and 2014 was $10,452,  $62,853, and $191,527, respectively.

Contractual Obligations

Future minimum lease payments under all non-cancelable operating leases and capital leases that have initial terms in excess of one year as of December 31, 2016 were as follows:

Contractual obligations:	2017	2018	2019	Total
Operating leases	$428,400	$7,100	$-	$435,500
Capital leases	$300	$-	$-	$300

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

ParkerVision vs. Qualcomm and HTC (Middle District of Florida)

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

Qualcomm Inc. and Qualcomm Atheros, Inc. vs. ParkerVision (PTAB)

On August 27, 2015, Qualcomm, Inc. and Qualcomm Atheros, Inc. filed an aggregate of ten petitions for Inter Partes Review (“IPR”) with the PTAB seeking to invalidate certain claims related to three of the eleven patents originally asserted in our Qualcomm Action.  We filed preliminary responses to these petitions in December 2015. In March 2016, the PTAB issued decisions denying institution of trial for three of the petitions, all of which relate to our U.S. patent 7,039,372 (“the ‘372 Patent”) and instituting the remaining petitions, all of which relate to our U.S. patent 6,091,940 (the ‘940 Patent”) and U.S. patent 7,966,012 (“the ‘012 Patent”).  The ‘372 Patent and the ‘940 Patent are among the patents asserted in the Qualcomm Action.  On May 2, 2016, we entered a motion disclaiming the challenged claims of the ‘012 Patent and, on May 5, 2016, the PTAB granted our motion and entered an adverse judgment against us with respect to those claims. A hearing was held on November 29, 2016 with regard to the remaining petitions against claims of the ‘940 patent.  On March 7, 2017, the PTAB issued its decision on the six outstanding IPRs, ruling in our favor on three of the six petitions, ruling in Qualcomm’s favor on two of the six petitions and issuing a split decision on the claims covered in the sixth petition.  As a result of the IPR proceedings, the patentability of many of the claims of the ‘940 Patent were affirmed.  We currently have no further patents subject to IPR by the PTAB.

ParkerVision v. Apple, LG and Qualcomm (ITC and Middle District of Florida)

On December 15, 2015, we filed a complaint with the U.S. ITC against Apple, Inc., LG (LG Electronics, Inc., LG Electronics U.S.A., Inc., and LG Electronics MobileComm U.S.A., Inc.) (collectively LG), Samsung (Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Semiconductor, Inc.) and Qualcomm alleging that these companies make, use or sell products that infringe certain of our patent claims.  We also requested that the ITC bar the defendants from continuing to import and sell infringing products in the U.S.  We filed a corresponding patent infringement complaint in the Middle District of Florida against these same defendants alleging infringement of four of our patents.  In January 2016, the ITC instituted an investigation based on our complaint. In February 2016, the district court proceedings were stayed pending resolution of the proceedings at the ITC.  In July 2016, we entered into a confidential patent license and settlement agreement with Samsung and, as a result, Samsung has been removed from both the ITC and the related district court action.  In January 2016, we dismissed three of the four patents from the case in order to simplify the investigation.  On March 10, 2017, the administrative law judge (ALJ) issued a ruling on a pre-trial motion that precluded us from presenting key evidence in our case.  As a result, on March 13, 2017, we filed a motion to terminate the proceedings at the ITC. Termination of the ITC proceedings will allow us to request the removal of the stay on the corresponding proceedings in district court.  The ITC has not yet ruled on our motion to withdraw.

ParkerVision v. LG Electronics (Munich, Germany)

In June 2016, we filed a complaint in Munich Regional Court against LG Electronics Deutschland GmbH, a German subsidiary of LG Electronics, Inc. (“LGE”) seeking damages and injunctive relief for the alleged infringement of one of our German patents. A hearing in this case was held on November 10, 2016.  On November 14, 2016, the court concluded that certain LGE products using Qualcomm RF circuitry infringe our patent.  Subject to successful completion of the co-pending nullity action in the German Federal Patent Court in Munich, the regional court will enjoin the sale and importation of these LG products in Germany.  The court has not yet ruled on the nullity action, which is a validity only challenge.

ParkerVision v. Apple (Munich, Germany)

In October 2016, we filed a complaint in Munich Regional Court against Apple, Inc., Apple Distribution International, and Apple Retail Germany B.V. & Co. KG (collectively, “Apple”) seeking damages and injunctive relief for the alleged infringement of the same German patent as in the LGE case.  A hearing has been scheduled for May 2017.  In February 2017, we amended our complaint adding the infringement of a second German patent and alleging infringement by Apple devices that incorporate an Intel transceiver chip.  The Munich Regional Court has bifurcated the new claims into a second case separate from the original Apple case.  A hearing for the second case is scheduled for June 2017.

14.  RELATED PARTY TRANSACTIONS

We paid approximately $412,000,  $428,000, and $1,705,000 in 2016, 2015, and 2014, respectively, for patent-related legal services to the law firm of Sterne, Kessler, Goldstein & Fox, PLLC (“SKGF”), of which Robert Sterne, one of our directors since September 2006, is a partner.  In February 2016, we entered into an agreement with SKGF to convert $825,000 in outstanding unpaid fees to an unsecured note payable.   We pay interest on the balance of the note monthly at a rate of 8% per annum and the note matures on December 31, 2017 (see Note 8).  We paid SKGF $60,500 in interest in 2016 in conjunction with the note payable.

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

In February 2017, Mr. Paul Rosenbaum, one of our directors since December 2016, purchased 80,510 shares of our common stock in an unregistered sale of equity securities at a purchase price of $2.11 per share.

15. CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to a concentration of credit risk principally consist of cash and cash equivalents, restricted cash equivalents, and our available for sale securities.  Cash and cash equivalents are primarily held in bank accounts and overnight investments.  At times our cash balances on deposit with banks may exceed the balance insured by the F.D.I.C.  Restricted cash equivalents are held in accounts with brokerage institutions and consist of short-term money market funds.  Our available-for-sale securities are held in accounts with brokerage institutions and consist of mutual funds invested primarily in short-term municipal securities.

We maintain our investments with what management believes to be quality financial institutions and while we limit the amount of credit exposure to any one institution, we could be subject to credit risks from concentration of investments in a single fund as well as credit risks arising from adverse conditions in the financial markets as a whole.

16.  FAIR VALUE MEASUREMENTS

ASC 820, “Fair Value Measures” establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The three levels of the fair value hierarchy are as follows:

•	Level 1: Quoted prices for identical assets or liabilities in active markets which we can access
•	Level 2: Observable inputs other than those described in Level 1
•	Level 3: Unobservable inputs

The following table summarizes financial assets and financial liabilities carried at fair value and measured on a recurring basis as of December 31, 2016 and 2015, segregated by classification within the fair value hierarchy:

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016:
Assets:
Available-for-sale securities	$13,618	$13,618	$-	$-
Restricted cash equivalents	910,838	910,838	-	-
Liabilites:
Secured contingent payment obligation	14,185,447	-	-	14,185,447

December 31, 2015:
Assets:
Available-for-sale securities:	$1,789,947	$1,789,947	$-	$-

For the years ended December 31, 2016 and 2015, respectively, we had no transfers of assets or liabilities between the levels of the hierarchy.  We determine the fair value of our available-for-sale securities and restricted cash equivalents using a market approach based on quoted prices in active markets (Level 1 inputs).

In 2016, we recognized a secured contingent payment obligation upon our receipt of proceeds from BKI for funding of certain patent-related actions (see Note 8).  During 2016, we repaid $3.3 million to BKI upon receipt of patent-related proceeds.  The fair value of the remaining contingent payment obligation at December 31, 2016 was estimated at $14.2 million using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  The contingent payment obligation does not have a fixed duration; however our cash flow projections assume a duration ranging from approximately one to five years.  The cash outflows could potentially range from $0 to $32 million through 2021 and the cash flow scenarios have probabilities of 0% to 35%.  We used a risk-adjusted discount rate of 15.93%, based on a five year risk-free rate of 1.93% as adjusted by 8% for credit risk and 6% for litigation inherent risk.  Changes in any of these Level 3 inputs could result in a higher or lower fair value measurement.

The following table provides a reconciliation of our secured contingent payment obligation measured at estimated fair value based on original valuations and updated quarterly for the year ended December 31, 2016:

Secured Contingent Payment Obligation
Balance at December 31, 2015	$-
Issuance of contingent payment obligation, net of $0.3 million fair value assigned to warrants issued in connection with the transaction (see Note 8)	12,665,070
Repayment	(3,339,980)
Change in fair value	4,860,357
Balance at December 31, 2016	$14,185,447

In March 2016, we filed a motion to terminate our ITC proceedings (see Note 13).  We have evaluated the impact this event will have on the valuation of our secured contingent payment obligation.  Based on our evaluation, we do not anticipate a significant change in the fair value reported as of December 31, 2016 as a result of this event.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, “disclosure controls and procedures” are controls and other procedures that are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.  Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016.

Based on such evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2016, our disclosure controls and procedures were effective.

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

Management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded, as of December 31, 2016, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

In accordance with and satisfaction of the requirements of Form 8-K, we include the following disclosure:

On March 30, 2017, we issued a press release announcing our results of operations and financial condition for the year ended December 31, 2016.  The press release is attached hereto as Exhibit 99.1.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission in connection with our 2017 Annual Meeting of Shareholders no later than 120 days after the end of the fiscal year covered by this report  (our “2017 Proxy Statement”).

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to our 2017 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our 2017 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to our 2017 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our 2017 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedule.

(a) Documents filed as part of this report:

(1) Financial statements:

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Shareholders’ (Deficit) Equity for the years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014

Notes to Consolidated Financial Statements for the years ended December 31, 2016, 2015, and 2014

(2) Financial statement schedules:

Schedule II – Valuation and Qualifying Accounts

Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

(3) Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed March 29, 2016)
3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 14, 2007)
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 18, 2016)
4.1	Form of common stock certificate (incorporated by reference from Exhibit 4.1 of Annual Report on Form 10-K for the year ended December 31, 2015)
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

4.4

Form of Rights Certificate pursuant to First Amendment to Shareholder Protection Rights Agreement dated November 20, 2015 (incorporated by reference from Exhibit 4.2 of Form 8-K dated November 20, 2015)

10.1	2000 Performance Equity Plan (incorporated by reference from Exhibit 10.11 of Registration Statement No. 333-43452) **
10.2	Form of 2002 Indemnification Agreement for Directors and Officers (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended September 30, 2002) **
10.3	Standard Form of Employee Option Agreement (incorporated by reference from Exhibit 4.11 of Annual Report on Form 10-K for the year ended December 31, 2006)**
10.4	2008 Equity Incentive Plan (Non-Named Executives), as amended (incorporated by reference from Exhibit 4.1 of Form S-8 dated October 24, 2008) **
10.5	2011 Long-Term Incentive Equity Plan, as amended and restated (incorporated by reference from Exhibit 10.1 of Form 8-K dated August 18, 2016) **
10.6	Employment Agreement between Registrant and Jeffrey Parker dated June 6, 2012 (incorporated by reference from Exhibit 10.1 on Form 8-K dated June 6, 2012) **
10.7	Employment Agreement between Registrant and Cynthia Poehlman dated June 6, 2012 (incorporated by reference from Exhibit 10.2 on Form 8-K dated June 6, 2012) **
10.8	Employment Agreement between Registrant and David Sorrells dated June 6, 2012 (incorporated by reference from Exhibit 10.3 on Form 8-K dated June 6, 2012) **
10.9	ParkerVision, Inc. Performance Bonus Plan (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed July 12, 2013)**
10.10	Funding Agreement between Registrant and 1624 PV LLC dated December 23, 2014 (incorporated by reference from Exhibit 10.19 of Annual Report on Form 10-K for the period ended December 31, 2014)
10.11	Form of Securities Purchase Agreement dated December 18, 2015 and List of Investors (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed December 18, 2015)
10.12	Form of Registration Rights Agreement dated December 18, 2015 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed December 18, 2015)
10.13	Subscription Agreement dated December 18, 2015 between Registrant and a director (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed December 18, 2015)
10.14	Form of Securities Purchase Agreement dated January 21, 2016 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed January 21, 2016)

10.15	Claims Proceeds Investment Agreement between Registrant and Brickell Key Investments LLP (incorporated by reference from Exhibit 10.2 of Quarterly Report on Form 10-Q filed May 16, 2016)
10.16	Warrant Agreement between Registrant and Brickell Key Investments LLP (incorporated by reference from Exhibit 10.3 of Quarterly Report on Form 10-Q filed May 16, 2016)
10.17	Amendment to Claims Proceeds Investment Agreement between Registrant and Brickell Key Investments (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q filed August 15, 2016)
10.18	Warrant Agreement between Registrant and Brickell Key Investments dated May 26, 2016 (incorporated by reference from Exhibit 10.2 of Quarterly Report on Form 10-Q filed August 15, 2016)
10.19	Form of Securities Purchase Agreement dated July 6, 2016 between Registrant and BT City Manager (incorporated by reference from Exhibit 10.1 of Current Report on Form 10-Q filed July 6, 2016)
10.20	Form of Registration Rights Agreement dated July 6, 2016 between Registrant and BT City Manager (incorporated by reference from Exhibit 10.2 of Current Report on Form 10-Q filed July 6, 2016)
10.21	Form of Warrant Exchange Agreement between Registrant and 1624 PV LLC dated July 8, 2016 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed July 8, 2016)
10.22	Form of Warrant Agreement between Registrant and 1624 PV LLC dated July 8, 2016 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed July 8, 2016)
10.23	Settlement and Patent License Agreement between Registrant and Samsung Electronics Co., Ltd. dated July 15, 2016 (incorporated by reference from Quarterly Report on Form 10-Q filed November 14, 2016)
10.24

At Market Issuance Sales Agreement between registrant and FBR Capital Markets & Co., dated December 30, 2016 (incorporated by reference from Exhibit 1.01 of Current Report on Form 8-K filed December 30, 2016)

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

Item 16.  Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:March 30, 2017
PARKERVISION, INC.
By: /s/ Jeffrey L. Parker
Jeffrey L. Parker
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Jeffrey L. Parker	Chief Executive Officer and	March 30, 2017
Jeffrey L. Parker	Chairman of the Board (Principal
Executive Officer)

By: /s/ Cynthia L. Poehlman	Chief Financial Officer (Principal	March 30, 2017
Cynthia L. Poehlman	Financial Officer and Principal
Accounting Officer) and Corporate

By: /s/ David F. Sorrells	Chief Technology Officer	March 30, 2017
David F. Sorrells	and Director

By: /s/ William A. Hightower	Director	March 30, 2017
William A. Hightower

By: /s/ John Metcalf	Director	March 30, 2017
John Metcalf

By: /s/ Frank N. Newman	Director	March 30, 2017
Frank N. Newman

By: /s/ Paul A. Rosenbaum	Director	March 30, 2017
Paul A. Rosenbaum

By: /s/ Robert G. Sterne	Director	March 30, 2017
Robert G. Sterne

By: /s/ Nam P. Suh	Director	March 30, 2017
Nam P. Suh

By: /s/ Papken S. der Torossian	Director	March 30, 2017
Papken S. der Torossian

SCHEDULE II

PARKERVISION, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

Valuation Allowance for Income Taxes	Balance at Beginning of Year	Provision	Write-Offs	Balance at End of Year
Year ended December 31, 2014	$107,949,839	$8,870,098	$(1,144,444)	$115,675,493
Year ended December 31, 2015	115,675,493	6,482,062	(5,652)	122,151,903
Year ended December 31, 2016	122,151,903	8,144,981	(1,071,651)	129,225,233

EXHIBIT INDEX

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker

31.2	Rule 13a-14 and 15d-14 Certification of Cynthia L. Poehlman

32.1	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. Poehlman

99.1	Earnings Press Release

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Definition Extension Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase