Form 10-K/A
PARKERVISION INC
filed 2017-04-28
CIK 914139

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

As of March 20, 2017,  17,697,899 shares of the Issuer's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the ParkerVision, Inc. (the “Company”, “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”), as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2016 (the “Original Filing”).  We are filing this Amendment No. 1 to include the information required by Part III of Form 10-K that was omitted from the Original Filing in reliance on general instructions G(3) to Form 10-K which provides that registrants may incorporate by reference certain information from a definitive proxy statement if such definitive proxy statement is filed with the SEC within 120 days after the end of the fiscal year.  We do not anticipate filing our definitive proxy statement by May 1, 2017 and accordingly, Part III of the Original Filing is hereby amended and restated as set forth below.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors, including their ages, backgrounds and qualifications are as follows:

Papken der Torossian, 78, Class II Director

Papken der Torossian has been a director of ours since June 2003.  Mr. der Torossian has extensive experience as chairman and chief executive of a number of semiconductor and technology-based companies.  Mr. der Torossian was chief executive officer of Silicon Valley Group, Inc. (“SVGI”) from 1986 until 2001 when it was acquired by ASML.  Prior to his joining SVGI, from 1981 until 1986, he was president and chief executive officer of ECS Microsystems, a communications and personal computer company that was acquired by Ampex Corporation where he stayed on as a manager for a year. From 1976 to 1981, Mr. der Torossian was president of the Santa Cruz Division of Plantronics where he also served as vice president of the Telephone Products Group. Previous to that, he spent four years at Spectra-Physics, Inc. and 12 years with Hewlett-Packard in a variety of management positions.

From August 2007 until its acquisition in 2016, Mr. der Torossian has served as a director and a member of the compensation committee and nominating and governance committees of Atmel Corporation, a publicly traded company. Among other qualifications, Mr. der Torossian has over two decades of experience in engineering and has demonstrated accomplishments as chief executive officer and chairman of several high technology public and private companies.  Mr. der Torossian also has a relevant network in the technology community as well as relevant operating experience with small, high growth companies.

William Hightower, 73, Class I Director

William Hightower has been a director of ours since March 1999.  Mr. Hightower has extensive experience as an executive officer and operating officer for both public and private companies in a number of industries, including telecommunications. From September 2003 to his retirement in November 2004, Mr. Hightower served as our president. Mr. Hightower was the president and chief operating officer and a director of SVGI, from August 1997 until May 2001. SVGI was a publicly held company which designed and built semiconductor capital equipment tools for chip manufacturers. From January 1996 to August 1997, Mr. Hightower served as chairman and chief executive officer of CADNET Corporation, a developer of network software solutions for the architectural industry. From August 1989 to January 1996, Mr. Hightower was the president and chief executive officer of Telematics International, Inc. Among other qualifications, Mr. Hightower’s longevity on our Board provides him with a historical perspective and a relevant understanding of both our target markets and our industry as a whole.

John Metcalf, 66, Class III Director

John Metcalf has been a director of ours since June 2004.  From November 2002 until his retirement in July 2010, Mr. Metcalf was a chief financial officer (“CFO”) partner with Tatum LLC, the largest executive services and consulting firm in the U.S. Mr. Metcalf has 18 years’ experience as a CFO.  From July 2006 to September 2007, Mr. Metcalf served as CFO for Electro Scientific Industries, Inc., a provider of high-technology manufacturing equipment to the global electronics market. From June 2004 to July 2006, Mr. Metcalf served as CFO for Siltronic AG.

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

Frank Newman, 75, Class II Director Nominee

Frank Newman was appointed as a director of ours in December 2016 to fill a vacancy created by the expansion of our Board from seven to nine directors.  Mr. Newman has served since 2011 as chairman of Promontory Financial Group China Ltd., an advisory group for financial institutions and corporations in China.  From 2005 to 2010, he served as chairman and chief executive of Shenzhen Development Bank, a national bank in China.  Prior to 2005, Mr. Newman served as chairman, president, and chief executive of Bankers Trust and CFO of Bank of America and Wells Fargo Bank.

Mr. Newman served as Deputy Secretary of the U.S. Treasury from 1994 to 1995 and as Under Secretary of Domestic Finance from 1993 to 1994.  He has authored two books and several articles on economic matters, published in the U.S., mainland China, and Hong Kong.

Mr. Newman has served as a director for major public companies in the U.S., United Kingdom, and China, and as a member of the Board of Trustees of Carnegie Hall. He earned his BA, magna cum laude in economics, at Harvard.  Mr. Newman brings a substantial knowledge of international banking and business relationships to the Board.  His contacts, particularly in China, including Hong Kong, could prove valuable to the Company’s international strategies.  In addition, his financial background adds an important expertise to the Board with regard to financing future business opportunities.

Jeffrey Parker, 60, Class I Director

Jeffrey Parker has been the chairman of our Board and our chief executive officer since our inception in August 1989 and was our president from April 1993 to June 1998. From March 1983 to August 1989, Mr. Parker served as executive vice president for Parker Electronics, Inc., a joint venture partner with Carrier Corporation performing research, development, manufacturing, and sales and marketing for the heating, ventilation and air conditioning industry. Mr. Parker holds 31 U.S. patents. Among other qualifications, as chief executive officer, Mr. Parker has relevant insight into our operations, our industry, and related risks as well as experience bringing disruptive technologies to market.

Paul A. Rosenbaum, 74, Class III Director Nominee

Paul A. Rosenbaum was appointed as a director of ours in December 2016 to fill a vacancy created by the expansion of our Board from seven to nine directors.  Mr. Rosenbaum has extensive experience as a director and executive officer for both public and private companies in a number of industries.  Since 1994, Mr. Rosenbaum has served as chief executive of SWR Corporation, a privately-held corporation that designs, sells, and markets specialty industrial chemicals.  Since 2009, Mr. Rosenbaum has been a member of the Providence St Vincent Medical Foundation Council of Trustees, and previously served as president of the Council.  In addition, from September 2000 until June 2009, Mr. Rosenbaum served as chairman and chief executive of Rentrak Corporation (“Rentrak”), a NASDAQ publicly traded company that provides transactional media measurement and analytical services to the entertainment and media industry.   From June 2009 until July 2011, Mr. Rosenbaum served in a non-executive capacity as chairman of Rentrack.  From 2007 until 2016, Mr. Rosenbaum served on the Board of Commissioners for the Port of Portland, including as vice chairman from 2012 to 2016.

Mr. Rosenbaum was chief partner in the Rosenbaum Law Center from 1978 to 2000 and served in the Michigan Legislature from 1972 to 1978, during which time he chaired the House Judiciary Committee, was legal counsel to the Speaker of the House and wrote and sponsored the Michigan Administrative Procedures Act. Additionally, Mr. Rosenbaum served on the National Conference of Commissioners on Uniform State Laws, as vice chairman of the Criminal Justice and Consumer Affairs Committee of the National Conference of State Legislatures, and on a committee of the Michigan Supreme Court responsible for reviewing local court rules.

David Sorrells, 58, Class II Director

David Sorrells has been our chief technical officer since September 1996 and has been a director of ours since January 1997.  Mr. Sorrells is one of the leading inventors of our core technologies. From June 1990 to September 1996, Mr. Sorrells served as our engineering manager. He holds 190 U.S. patents and a number of corresponding foreign patents. Among other qualifications, Mr. Sorrells has an in-depth understanding of our technologies and their relevance to target markets.

Robert Sterne, 65, Class III Director

Robert Sterne has been a director of ours since September 2006 and also served as a director of ours from February 2000 to June 2003. Since 1978, Mr. Sterne has been a partner of the law firm of Sterne, Kessler, Goldstein & Fox PLLC, specializing in patent and other intellectual property law. Mr. Sterne provides legal services to us as one of our patent and intellectual property attorneys.

Mr. Sterne has co-authored numerous publications related to patent litigation strategies.  He has received multiple awards for contributions to intellectual property law including Law 360’s 2016 Top 25 Icons of IP and the Financial Times 2015 Top 10 Legal Innovators in North America.  Among other qualifications, Mr. Sterne has an in-depth knowledge of our intellectual property portfolio and patent strategies and is considered a leader in best practices and board responsibilities concerning intellectual property.

Nam Suh, 81, Class I Director

Nam Suh has been a director of ours since December 2003. Dr. Suh served as the president of Korea Advanced Institute of Science and Technology from July 2006 to February 2013.  He is a member of the board of trustees of King Abdullah University of Science and Technology of Saudi Arabia and a member of a number of advisory organizations, including the International Advisory Board of King Fahd University of Science and Technology and the Research Advisory Board of Arcelik of Istanbul, Turkey.

Dr. Suh is currently the Cross Professor Emeritus at the Massachusetts Institute of Technology (“MIT”) where he had been a member of the faculty since 1970.  At MIT, Dr. Suh held many positions including director of the MIT Laboratory for Manufacturing and Productivity, head of the department of Mechanical Engineering, director of the MIT Manufacturing Institute, and director of the Park Center for Complex Systems.  In 1984, Mr. Suh was appointed the assistant director for Engineering of the National Science Foundation by President Ronald Reagan and confirmed by the U.S. Senate.

Dr. Suh served on the board of directors of OLEV Corporation, a venture company founded in 2016 to commercialize innovative wireless charging technology for heavy-duty electric vehicles.  From 2005 to 2009, Dr. Suh served on the board of directors of Integrated Device Technology, Inc., a NASDAQ-listed company that develops mixed signal semiconductor solutions, and, from 2004 to 2007, he served on the board of directors of Therma-Wave, Inc., a NASDAQ-listed company that manufactures process control metrology systems for use in semiconductor manufacturing.

Dr. Suh has significant experience with technology innovation and the process of new product introduction, including an invention selected as one of the 10 Emerging Technologies of the world by the 2013 World Economic Forum of Davos and 50 most promising new inventions of 2010 by TIME magazine.  Dr. Suh is a widely published author of approximately 300 articles and ten books on topics related to tribology, manufacturing, plastics, design, and large systems.  Dr. Suh has approximately 100 patents, some of which relate to electric vehicles, polymers, tribology, and design. He has received many national and international honors and awards, including the NSF Distinguished Service Award, 2009 ASME Medal, and nine honorary doctorates from various universities on four continents.  Dr. Suh has a relevant professional network in the Korean community as well as relevant experience with Korean culture and commerce.

Executive Officers

In addition to Jeffrey Parker, our Chief Executive Officer, and David Sorrells, our Chief Technology Officer, who also serve on our Board and whose backgrounds are included above, the following persons serve as our executive officers:

Cynthia Poehlman,  50, has been our chief financial officer since June 2004 and our corporate secretary since August 2007. From March 1994 to June 2004, Ms. Poehlman was our controller and our chief accounting officer. Ms. Poehlman has been a certified public accountant in the state of Florida since 1989.

John Stuckey,  46, joined our company in July 2004 as the vice-president of corporate strategy and business development and was promoted to executive vice-president of corporate strategy and business development in June 2008. Prior to July 2004, Mr. Stuckey spent five years at Thomson, Inc. where he most recently served as director of business development.

Family Relationships

There are no family relationships among our officers or directors.

Audit Committee and Financial Expert

We have an audit committee that is comprised of independent directors as determined in accordance with the rules of NASDAQ for audit committee members.  Our audit committee is governed by a board-approved charter which, among other things, establishes the audit committee’s membership requirements and its powers and responsibilities.  The members of the audit committee are Messrs. Hightower, Metcalf, and der Torossian.  Mr. Metcalf serves as chairman of the audit committee.

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

Based solely upon our review of the copies of such forms received by us and written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during the fiscal year ended December 31, 2016,  our executive officers, directors and ten percent shareholders filed all reports required by Section 16(a) of the Exchange Act on a timely basis.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the total compensation of each of our “named executive officers” as defined in Item 401(m) of Regulation S-K (the “Executives”) for the fiscal years ended December 31, 2016 and 2015. Given the complexity of disclosure requirements concerning executive compensation, and in particular with respect to the standards of financial accounting and reporting related to equity compensation, there is a difference between the compensation that is reported in this table versus that which is actually paid to and received by the Executives. The amounts in the Summary Compensation Table that reflect the full grant date fair value of an equity award, do not necessarily correspond to the actual value that has been realized or will be realized in the future with respect to these awards.

(a)	(b)	(c)	(d)	(e)		(f)
Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	All Other ($)		Total ($)

Jeffrey Parker, Chief Executive Officer	2016	325,000	490,400	24,000	[2]	$839,400
	2015	325,000	—	26,000	[2,3]	351,000
Cynthia Poehlman, Chief Financial Officer	2016	225,000	306,500	750	[4]	532,250
	2015	225,000	—	2,750	[3,4]	227,750
David Sorrells, Chief Technology Officer	2016	275,625	306,500	2,535	[4]	584,660
	2015	275,625	—	2,100	[4]	277,725
John Stuckey, Executive Vice President	2016	250,000	—	1,263	[4]	251,263
	2015	250,000	—	3,263	[3,4]	253,263

1   The amounts represented in column (b) represents the full grant date fair value of stock awards in accordance with Accounting Standards Codification 718 (“ASC 718”).  Refer to Note 10 of the financial statements included in Item 8 of our Annual Report for the assumptions made in the valuation of stock awards.

2   Includes an automobile allowance in the amount of $24,000.

3   Includes a $2,000 employer matching contribution on our 401(K) plan paid in 2015 based on 2014 contributions.

4   Includes the dollar value of premiums paid by us for life insurance for the benefit of the executive.

7

Employment Agreements and Equity Awards

In June 2016, the Compensation Committee (the “Committee”) extended, for a one-year period, Executive Employment Agreements (“Agreements”) with Jeffrey Parker, our Chief Executive Officer, Cynthia Poehlman, our Chief Financial Officer and David Sorrells, our Chief Technology Officer (the “Covered Executives”).  The original agreements, dated June 2012, were for a three-year period and were automatically renewed in June 2015 for one additional year.  The Agreements were extended in June 2016 with no change in terms and expire on May 31, 2017.

The Agreements provide each of our Covered Executives with a base salary commensurate with his or her position in the organization, a potential annual achievement bonus based on performance as determined by the compensation committee, and long-term equity incentive awards at the discretion of the Committee.  In addition, the Agreement for our chief executive officer provides for an annual automobile allowance.  The Agreements also provide that the Covered Executives will comply with any law, SEC rule, or listing standard for the exchange on which our shares are listed that require us to recover from the Covered Executive any portion of incentive-based compensation received from us.

In August 2016, the Committee awarded restricted stock units (“RSUs”) to each of the Covered Executives under the 2011 Long-Term Incentive Equity Plan.  In granting these awards, the Committee analyzed equity practices for an industry peer group and also considered the lack of any equity awards to its Executives since 2012.  Mr. Jeffrey Parker, our Chief Executive Officer was awarded 80,000 RSUs.  Ms. Cynthia Poehlman, our Chief Financial Officer and Mr. David Sorrells, our Chief Technology Officer, were each awarded 50,000 RSUs.  Each RSU entitles the holder to one share of our common stock upon vesting and the RSUs vest in four equal quarterly increments beginning September 1, 2016. Upon vesting, the shares are distributed to the Covered Executives net of shares withheld by us for the payment of payroll taxes on the value of the vested award.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information concerning the outstanding equity awards, including unexercised options, unvested stock and equity incentive awards, as of December 31, 2016 for each of our Executives:

	Option Awards			Stock Awards
	Number of securities underlying unexercised options (#) exercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market Value of shares or units of stock that have not vested ($)(1)
Name	(a)	(b)	(c)	(d)		(e)
Jeffrey Parker	100,000	$8.90	10/15/2018	40,000	[2]	$73,600
	60,000	$28.30	7/16/2019
Cynthia Poehlman	24,000	$8.90	10/15/2018	25,000	[2]	46,000
	12,500	$28.30	7/16/2019
David Sorrells	46,500	$8.90	10/15/2018	25,000	[2]	46,000
	30,000	$28.30	7/16/2019
John Stuckey	23,150	$8.90	10/15/2018	0		0
	12,500	$28.30	7/16/2019

1   The market value of the award is based on the December 30, 2016 closing price of $1.84.

2   Awards vest in two equal increments on March 1, 2017 and June 1, 2017.

Potential Payments upon Termination or Change in Control

The Agreements with our Covered Executives contain provisions for the protection of our intellectual property and for severance benefits and non-compete restrictions in the event of termination of the Covered Executive’s employment.   The Agreements provide for payments upon termination for various events including, with or without cause termination by us, termination due to death or disability of the Covered Executive, termination due to a change in control event and termination by the Covered Executive for “Good Reason” as defined in the Agreements.

Upon the termination of a Covered Executive, we may enforce non-compete provisions over a restriction period not to exceed three years provided that we compensate the Covered Executive at his or her ending base salary on a monthly basis over the restriction period (“Non-Compete Compensation”).   The non-

compete provisions of  the Agreements impose restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company and (iii) soliciting or accepting business from our customers. We also have non-compete arrangements in place with all of our other employees that are similar to the non-compete restrictions for our Covered Executives.  Certain severance payments and other amounts may be applied as credits toward our Non-Compete Compensation obligation.

Potential severance benefits are payable to the Covered Executives under the terms of the Agreements in the event the Executive’s employment is terminated without cause, due to a change in control event, or for “Good Reason” as defined in the Agreements.  In addition, under the terms of our Executive’s equity award agreements, certain termination events may give rise to accelerated vesting of unvested equity awards.

Payments Made Upon Termination – When an Executive’s employment is terminated for any reason other than for cause, he or she is entitled to receive his or her base salary through the date of termination, and any earned but unused vacation pay. When an Executive’s employment is terminated for cause, he or she is only entitled to his or her base salary through the date of termination.  Furthermore, in the event a Covered Executive’s employment is terminated for cause or a Covered Executive resigns without “Good Reason”, all gains realized from the Covered Executive’s sale of our common shares from vested RSUs or stock options during the twelve months immediately preceding the termination date shall be credited towards Non-Compete Compensation.  In addition, the total value of equity instruments provided to the Covered Executive during the entire term of his or her employment with us that are vested and outstanding at the termination date shall be credited towards the Non-Compete Compensation. The value of outstanding equity awards shall be determined using the closing market price of our common stock on the termination date.

Payments Made Upon Termination Due to a Change in Control – In the event a Covered Executive’s employment is terminated without cause or a Covered Executive resigns with “Good Reason” within two years of a change in control event, in addition to the benefits listed under “Payments Made Upon Termination” above, he or she is entitled to receive a multiple of his or her base salary, an amount in lieu of annual bonus or incentive compensation, continuation of group health benefits and acceleration of certain unvested and outstanding equity awards. The base salary multiple varies by individual and ranges from 150% to 300%. The amount in lieu of annual bonus or incentive compensation is determined based on the greater of the bonus or annual incentive compensation earned in the year prior to the change in control, the average of the prior three year’s bonus or annual incentive compensation, or a prorated amount of the current year’s bonus or annual incentive compensation. The severance pay in excess of twelve months’ base salary is applied as a credit toward the Non-Compete Compensation.

In accordance with the terms of our Executive’s individual equity agreements, the Executive would also be eligible for accelerated vesting of certain equity awards in the event of a change in control. Any unvested stock options or unvested time-based RSUs will automatically vest upon a change in control. If the change in control occurrence is approved by our Board, the Board may, at its option, accelerate the vesting of any unvested time-based RSUs and repurchase them for a cash value as defined in the equity plan.

Payments Made Upon Termination Without Cause – In the event a Covered Executive’s employment is terminated without cause and the Covered Executive executes a release agreement with us, he or she is entitled to a severance package. The severance package includes continuation of base salary for a one-year period following the termination date, continuation of group health benefits and payment of any annual achievement bonus on a prorated basis. In the event a Covered Executive resigns for “Good Reason,” as defined in the Agreement, and executes a release agreement with us, he or she is entitled to the same severance benefits as if he or she was terminated without cause. Good Reason is defined in the Agreement as a material diminution in the Covered Executive’s authority, duties or responsibilities, a material diminution in the Covered Executive’s base compensation and benefits, except for reductions applicable to all Executives, a material relocation of the Covered Executive’s primary office or a material breach of the Agreement by us.

Payments Made Upon Termination Due to Disability – In the event a Covered Executive’s employment is terminated within six months of becoming disabled, as defined in the Agreement, he or she will be entitled to the benefits listed under “Payments Made upon Termination” and the severance package listed under “Payments Made upon Termination without Cause” above. If, however, the Covered Executive’s employment is terminated after six months of becoming disabled, he or she becomes eligible for payments under a company-paid long-term disability plan with a third-party carrier in which case, the severance package is limited to the continuation of health benefits. In addition, if an Executive’s employment is terminated due to disability, he or she receives an automatic acceleration of fifty percent of any unvested options or RSUs in accordance with the terms of the individual equity agreements.

Payments Made Upon Death – Upon the death of an Executive, the Executive’s beneficiaries shall receive the proceeds from company-paid life insurance policies purchased for the benefit of the Executive. In addition, the Executive’s beneficiaries shall receive an acceleration of fifty percent of any unvested options or RSUs in accordance with the terms of the individual equity agreements.

The following tables reflect the estimated amount of compensation due to each of our Covered Executives in the event of termination of their employment. Actual amounts to be paid out could only be determined at the time of an Executive’s actual separation. For purposes of this disclosure, we assume the triggering event for termination occurred on December 31, 2016.  The intrinsic value of equity awards upon termination is calculated based on the December 31, 2016 closing price of our common stock of $1.84.

Jeffrey Parker, Chairman and Chief Executive Officer

Benefit and Payments Upon Separation	Change in Control (Not Board Approved)		Change in Control (Board Approved)		Without Cause or for "Good Reason"	Disability		Death
Salary	$975,000	[1]	$975,000	[1]	$325,000	$325,000	[2]	$—
Long-term Incentive Compensation
RSUs (Time-based)	73,600		—		—	36,800		36,800
Short-term Incentive Compensation	—	[3]	—	[3]	—	—	[2]	—
Benefits & Perquisites
Health Benefits	36,126		36,126		36,126	36,126		—
Life Insurance Proceeds	—		—		—	—		—
Accrued Vacation Pay	12,500		12,500		12,500	12,500		12,500
Total	$1,097,226		$1,023,626		$373,626	$410,426		$49,300

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

Cynthia Poehlman, Chief Financial Officer and Corporate Secretary

Benefit and Payments Upon Separation	Change in Control (Not Board Approved)		Change in Control (Board Approved)		Without Cause or for "Good Reason"	Disability (4)		Death
Salary	$450,000	[1]	$450,000	[1]	$225,000	$225,000	[2]	$—
Long-term Incentive Compensation
RSUs (Time-based)	46,000		—		—	23,000		23,000
Short-term Incentive Compensation	—	[3]	—	[3]	—	—	[2]	—
Benefits & Perquisites
Health Benefits	36,126		36,126		36,126	36,126		—
Life Insurance Proceeds	—		—		—	—		1,000,000	[4]
Accrued Vacation Pay	16,942		16,942		16,942	16,942		16,942
Total	$549,068		$503,068		$278,068	$301,068		$1,039,942

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

4   Represents proceeds payable by a third-party insurance carrier on a company-paid life insurance policy for the benefit of the Executive.

David Sorrells, Chief Technology Officer

Benefit and Payments Upon Separation	Change in Control (Not Board Approved)		Change in Control (Board Approved)		Without Cause or for "Good Reason"		Disability (5)		Death
Salary	$826,875	[1]	$826,875	[1]	$275,625	[2]	$275,625	[2]	$—
Long-term Incentive Compensation
RSUs (Time-based)	46,000		—		—		23,000		23,000
Short-term Incentive Compensation	1,667	[3]	1,667	[3]	—		—	[2]	—
Benefits & Perquisites
Health Benefits	36,126		36,126		36,126		36,126		—
Life Insurance Proceeds	—		—		—		—		1,000,000	[4]
Accrued Vacation Pay	23,139		23,139		23,139		23,139		23,139
Total	$933,807		$887,807		$334,890		$357,890		$1,046,139

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

Our standard compensation program includes equity-based compensation to our non-employee directors.  Historically, each non-employee director received, following our annual shareholders’ meeting, equity awards with an aggregate grant-date fair value of $125,000.  The annual equity awards included RSUs and nonqualified stock options, each with a grant-date fair value of approximately $62,500.  These equity awards vested on the one-year anniversary of the grant date and were forfeited if the director resigned or was removed from the Board for cause prior to the vesting date.  The non-employee directors voluntarily waived receipt of their standard equity compensation package following the 2015 annual meeting.  In August 2016, as compensation for 2015 and 2016, our non-employee directors each received a one-time grant of 40,000 RSUs, one-half of which vested immediately and the balance of which will vest in August 2017.

Our two director nominees who were appointed in December 2016 to fill vacancies created by our expansion of the Board size from seven to nine each received 50,000 share options and 50,000 RSUs.  Twenty percent of the awards vested immediately upon grant and the remaining portion of each award will vest in eight equal quarterly increments through December 2018.  The director nominees waived all cash fees for director and committee service through December 2018.

We reimburse our non-employee directors for their reasonable expenses incurred in attending meetings and we encourage participation in relevant educational programs for which we reimburse all or a portion of the costs incurred for these purposes.

Directors who are also our employees are not compensated for serving on our Board.  Information regarding compensation otherwise received by our directors who are also named executive officers is provided under “Executive Compensation.”

The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2016.

Name	Cash Fees Earned ($) [1]	Stock Awards($)[2]		Option Awards($)[2]		Total ($)
(a)	(b)	(c)		(d)		(e)
Papken der Torossian	$55,000	$245,200	[3]	$—	[3]	$300,200
William Hightower	50,000	245,200	[3]	—	[3]	$295,200
John Metcalf	57,500	245,200	[4]	—	[4]	$302,700
Frank Newman	—	106,000	[5]	86,892	[5]	$192,892
Paul Rosenbaum	—	106,000	[5]	89,862	[5]	$195,862
Robert Sterne	40,000	245,200	[3]	—	[3]	$285,200
Nam Suh	45,000	245,200	[6]	—	[6]	$290,200

1   Amount represents fees earned for 2016 annual board and committee retainers.  The directors voluntarily deferred payment of their cash fees in 2016, with the exception of John Metcalf who deferred $35,938 of his 2016 fees.

2   The amounts represented in columns (c) and (d) represent the full grant date fair value of stock awards in accordance with ASC 718.  Refer to Note 10 of the financial statements included in Item 8 of our Annual Report for the assumptions made in the valuation of stock awards.

3   At December 31, 2016, Messrs. der Torossian, Hightower, and Sterne each have 20,000 unvested RSUs and 31,621 exercisable share options outstanding.

4   At December 31, 2016, Mr. Metcalf has 20,000 unvested RSUs and 29,311 exercisable share options outstanding.

5   At December 31, 2016, Messrs. Newman and Rosenbaum each have 40,000 unvested RSUs, 10,000 exercisable share options, and 40,000 unexercisable share options outstanding.

6   At December 31, 2016, Mr. Suh has 20,000 unvested RSUs, 250 RSUs that are vested and for which he deferred distribution until his retirement from the Board, and 31,621 exercisable share options outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March 31, 2017 outstanding with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of our common stock, (ii) each of our directors and director nominees, (iii) each of our executive officers, and (iv) all of our directors, director nominees and executive officers as a group (based upon information furnished by those persons).   As of March 31, 2017,  17,697,899 shares of our common stock were issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class[1]
EXECUTIVE OFFICERS AND DIRECTORS
Jeffrey Parker [10]	432,900	[2]	2.42%
Cynthia Poehlman [10]	66,726	[3]	0.38%
David Sorrells [10]	119,675	[4]	0.67%
John Stuckey [10]	43,002	[5]	0.24%
Papken der Torossian [10]	95,478	[6]	0.54%
William Hightower [10]	42,036	[6]	0.24%
John Metcalf [10]	56,226	[7]	0.32%
Frank Newman [10]	32,500	[8]	0.18%
Paul Rosenbaum [10]	290,510	[8]	1.64%
Robert Sterne [10]	59,886	[6]	0.34%
Nam Suh [10]	47,686	[6]	0.27%
All directors, director nominees and executive officers as a group (11 persons)	1,286,625	[9]	7.07%
5% SHAREHOLDERS
BTCity Manager, LLC	923,540	[11]	5.22%

1   Percentage is calculated based on all outstanding shares of common stock plus, for each person or group, any shares of common stock that the person or the group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.  Unless otherwise indicated, each person or group has sole voting and dispositive power over all such shares of common stock.

2   Includes 160,000 shares of common stock issuable upon currently exercisable options, 53,604 shares held by Mr. Parker directly, 192,259 shares held by Jeffrey Parker and Deborah Parker Joint Tenants in Common, over which Mr. Parker has shared voting and dispositive power, 7,353 shares owned through Mr. Parker’s 401(k) plan, and 19,684 shares owned of record by Mr. Parker’s children over which he disclaims ownership.  Excludes 20,000 unvested RSUs.

3   Includes 36,500 shares of common stock issuable upon currently exercisable options and excludes 12,500 unvested RSUs.

4   Includes 76,500 shares of common stock issuable upon currently exercisable options and excludes 12,500 unvested RSUs.

5   Includes 35,650 shares of common stock issuable upon currently exercisable options.

6   Includes 31,621 shares of common stock issuable upon currently exercisable options and excludes 20,000 unvested RSUs.

7   Includes 29,311 shares of common stock issuable upon currently exercisable options and excludes 20,000 unvested RSUs.

8   Includes 15,000 shares of common stock issuable upon currently exercisable options and excludes 35,000 unvested RSUs and 35,000 shares of common stock issuable upon currently options that may become exercisable in the future.

9   Includes 494,445 shares of common stock issuable upon currently exercisable options held by directors and officers and excludes 215,000 unvested RSUs and 70,000 shares of common stock issuable upon currently options that may become exercisable in the future (see notes 2, 3, 4, 5, 6, 7, and 8 above).

10  The person’s address is 7915 Baymeadows Way, Suite 400, Jacksonville, Florida 32256.

11  As reported on Amendment No. 1 to Form G filed February 1, 2017.  BTCity Manager, LLC; Tara Louisiana Group, Inc. (“TLG”), which as manager of BTCity Manager, LLC holds voting and investment power over the securities; and Leslie. L. Alexander, who, as President of TLG, is deemed to hold voting and investment power of the securities.  The principal business address of each of BTCity Manager, LLC, TLG, Inc. and Mr. Alexander is 1200 N. Federal Highway, Suite 411, Boca Raton, Florida, 33432

Equity Compensation Plan Information

The following table gives information as of March 31, 2017 about shares of our common stock authorized for issuance under all of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders[1]	690,696	$17.48	625,027
Equity compensation plans not approved by security holders [2]	6,000	$20.10	0
Total	696,696		625,027

1  Includes the 2000 Plan, the 2008 Plan and the 2011 Plan. The type of awards that may be issued under each of these plans is discussed more fully in Note 10 to our financial statements included in Item 8 of our Annual Report.

2  Includes options granted to third parties in 2012 for the purchase of an aggregate of 6,000 shares at an exercise price of $20.10 per share. These options expire June 30, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence.

We paid approximately $412,000 and $428,000 in 2016 and 2015, respectively, for patent-related legal services to the law firm of Sterne, Kessler, Goldstein & Fox, PLLC (“SKGF”), of which Robert Sterne, is a partner.  In February 2016, we entered into an agreement with SKGF to convert $825,000 in outstanding unpaid fees to an unsecured note payable.  We pay interest on the balance of the note monthly at a rate of 8% per annum and the note matures on December 31, 2017.  We paid SKGF $60,500 in interest in 2016 in conjunction with the note payable.

On December 23, 2015, Mr. Papken Der Torossian, one of our directors since June 2003, purchased 20,833 shares of our common stock in an unregistered sale of equity securities, as part of a private offering, at a purchase price of $2.40 per share.

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

Director Independence

Our common stock is listed on NASDAQ, and we follow the rules of NASDAQ in determining if a director is independent.  The board of directors also consults with our counsel to ensure that the board of directors’ determination is consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors.  Consistent with these considerations, the board of directors affirmatively has determined that Messrs. Der Torossian, Hightower, Metcalf, Newman, Rosenbaum, Sterne, and Suh are independent directors.

Item 14.  Principal Accountant Fees and Services.

The firm of PricewaterhouseCoopers LLP acts as our principal accountants. The following is a summary of fees paid to the principal accountants for services rendered.

Audit Fees.  For the years ended December 31, 2015 and 2016, the aggregate fees billed for professional services rendered for the audit of our annual financial statements,  the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $379,000 and $445,000,    respectively.

Audit Related Fees.  For the years ended December 31, 2015 and 2016, there were no fees billed for professional services by our principal accountants for assurance and related services.

Tax Fees.  For the years ended December 31, 2015 and 2016,  there were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice or tax planning.

All Other Fees.  For the years ended December 31, 2015 and 2016, there were no fees billed for other professional services by our principal accountants.

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

*    Previously filed on Form 10-K for the year ended December 31, 2016 filed March 30, 2017.

**     Management contract or compensatory plan or arrangement.

***  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:April 28, 2017
PARKERVISION, INC.
By: /s/ Jeffrey L. Parker
Jeffrey L. Parker
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Jeffrey L. Parker	Chief Executive Officer and	April 28, 2017
Jeffrey L. Parker	Chairman of the Board (Principal
Executive Officer)

By: /s/ Cynthia L. Poehlman	Chief Financial Officer (Principal	April 28, 2017
Cynthia L. Poehlman	Financial Officer and Principal
Accounting Officer) and Corporate

By: /s/ David F. Sorrells	Chief Technology Officer	April 28, 2017
David F. Sorrells	and Director

By: /s/ Papken S. der Torossian	Director	April 28, 2017
Papken S. der Torossian

By: /s/ William A. Hightower	Director	April 28, 2017
William A. Hightower

By: /s/ John Metcalf	Director	April 28, 2017
John Metcalf

By: /s/ Frank Newman	Director	April 28, 2017
Frank Newman

By: /s/ Paul Rosenbaum	Director	April 28, 2017
Paul Rosenbaum

By: /s/ Robert Sterne	Director	April 28, 2017
Robert Sterne

By: /s/ Nam Suh	Director	April 28, 2017
Nam Suh

EXHIBIT INDEX

31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker

31.2	Rule 13a-14 and 15d-14 Certification of Cynthia L. Poehlman

32.1	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. Poehlman