Form 10-Q
period 2017-03-31
PARKERVISION INC
filed 2017-05-15
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging Growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

As of May 1, 2017, 17,697,899 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

PARKERVISION, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2017	2016
CURRENT ASSETS:
Cash and cash equivalents	$1,089,222	$257,958
Restricted cash equivalents	839,933	910,838
Available-for-sale securities	4,815,182	13,618
Inventories	169,539	169,539
Prepaid expenses and other	1,548,426	686,775
Total current assets	8,462,302	2,038,728

PROPERTY AND EQUIPMENT, net	258,135	269,252

INTANGIBLE ASSETS, net	5,994,376	6,268,231
Total assets	$14,714,813	$8,576,211

CURRENT LIABILITIES:
Accounts payable	$573,448	$595,271
Accrued expenses:
Salaries and wages	247,598	296,630
Professional fees	993,094	455,204
Other accrued expenses	147,694	265,770
Notes payable, current portion	825,000	825,000
Deferred rent, current portion	29,360	50,952
Deferred revenue	19,476	19,476
Total current liabilities	2,835,670	2,508,303

LONG-TERM LIABILITIES:
Deferred rent, net of current portion	-	1,245
Secured contingent payment obligation	14,018,029	14,185,447
Total long-term liabilities	14,018,029	14,186,692
Total liabilities	16,853,699	16,694,995

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY:
Common stock, $.01 par value, 20,000,000 shares authorized, 17,697,899 and 13,183,036 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	176,979	131,830
Accumulated other comprehensive (loss) gain	(1,226)	71
Warrants outstanding	826,006	826,006
Additional paid-in capital	353,832,413	343,087,249
Accumulated deficit	(356,973,058)	(352,163,940)
Total shareholders' (deficit) equity	(2,138,886)	(8,118,784)
Total liabilities and shareholders' (deficit) equity	$14,714,813	$8,576,211

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$-	$59,420
Cost of sales	-	(37,831)
Gross margin	-	21,589

Research and development expenses	1,601,907	668,482
Selling, general and administrative expenses	3,359,634	4,453,802
Total operating expenses	4,961,541	5,122,284

Interest and other income	4,510	5,047
Interest expense	(19,505)	(18,356)
Gain (loss) on changes in fair value	167,418	(22,669)
Total interest and other	152,423	(35,978)

Net loss	(4,809,118)	(5,136,673)

Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(1,297)	(661)
Other comprehensive loss, net of tax	(1,297)	(661)

Comprehensive loss	$(4,810,415)	$(5,137,334)

Basic and diluted net loss per common share	$(0.32)	$(0.45)

Weighted average common shares outstanding	14,986,615	11,345,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,809,118)	$(5,136,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	329,054	327,625
Share-based compensation	663,156	35,329
Realized gain on available-for-sale securities	(267)	(1,354)
(Gain) loss on changes in fair value	(167,418)	22,669
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(436,651)	(135,817)
Accounts payable and accrued expenses	349,244	(1,045,065)
Deferred rent	(22,837)	(18,303)
Deferred revenue	-	(1,013)
Total adjustments	714,281	(815,929)
Net cash used in operating activities	(4,094,837)	(5,952,602)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale investments	(4,802,594)	(1,701,131)
Proceeds from redemption of available-for-sale securities	-	2,805,000
Payments for patent costs and other intangible assets	(17,581)	(43,217)
Purchases of property and equipment	(26,501)	(1,687)
Net cash (used in) provided by investing activities	(4,846,676)	1,058,965

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants in public and private offerings	9,750,962	988,506
Principal payments on capital lease obligation	(285)	(50,606)
Proceeds from contingent payment obligation	-	11,000,000
Shares withheld for payment of taxes	(48,805)	-
Net cash provided by financing activities	9,701,872	11,937,900

NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS	760,359	7,044,263

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS, beginning of period	1,168,796	175,401

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS, end of period	$1,929,155	$7,219,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Description of Business

ParkerVision (“we”or the “Company”) is in the business of innovating fundamental wireless technologies and products.   We design, develop and market our proprietary radio frequency (“RF”) technologies for use in semiconductor circuits for wireless communication products, including our own internally developed products.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.

2.  Liquidity and Going Concern

Our accompanying condensed consolidated financial statements were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.  These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should we be unable to continue as a going concern.

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sales of our equity securities and contingent funding arrangements with third-parties to fund our operations, including the cost of litigation.  For the three months ended March 31, 2017, we incurred a net loss of approximately $4.8 million and negative cash flows from operations of approximately $4.1 million.  At March 31, 2017, we had an accumulated deficit of approximately $357 million and working capital of $5.6 million.  These circumstances raise doubt about our ability to continue to operate as a going concern within one year following the issue date of these condensed consolidated financial statements.

At March 31, 2017, we had cash, cash equivalents, and available-for-sale securities of approximately $5.9 million and restricted cash equivalents of approximately $0.8 million.  We used approximately $4.1 million of cash for operations during the three months ended March 31, 2017.  We anticipate an increase in our operating and inventory costs in 2017 as we prepare for the launch of a consumer Wi-Fi product line.     We anticipate revenues and margin generated by this consumer product will begin to offset our operating costs in the third quarter of 2017, however it is unlikely that the revenues and margins generated in the short-term will be sufficient to fully fund our operations without the need for additional working capital.

Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to develop, market and sell existing and new products; (ii) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations; and/or (iii) our ability to obtain additional debt or equity financing.  We expect that revenue generated from product sales, patent enforcement actions, and technology licenses over the next twelve months may not be sufficient to cover our working capital requirements.   In the event we do not generate sufficient revenues to cover our operational costs and contingent repayment obligations, we will be required to use available working capital and/or raise additional working capital through the sale of equity securities or other financing arrangements.

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

3.  Basis of Presentation

The accompanying unaudited consolidated financial statements for the period ended March 31, 2017 were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or future years.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.    All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations have been included.

The year-end consolidated balance sheet data was derived from audited financial statements for the year ended December 31, 2016, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  These interim consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2016.

The condensed consolidated financial statements include the accounts of ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH (collectively, “ParkerVision”) after elimination of all intercompany transactions and accounts.

4.  Accounting Policies

There have been no changes in accounting policies from those stated in our Annual Report on Form 10-K for the year ended December 31, 2016, except as follows:

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 “Leases,” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.    Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months.  ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018.  Early adoption is permitted.  We are currently assessing the impact of this update on our consolidated financial statements. We have identified all existing operating and financing leases and are in the process of determining the present value of existing lease assets and liabilities under the new guidance.  We are also currently formalizing processes and controls to identify, classify and measure new leases in accordance with ASU 2016-02.  The impact of ASU 2016-02 on our consolidated financial statements is currently being evaluated.

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

Options and warrants to purchase 1,116,696 and 1,472,401 shares of common stock were outstanding at March 31, 2017 and 2016, respectively.  In addition, unvested restricted stock units (“RSUs”), representing 245,000 and 208 shares of common stock were outstanding at March 31, 2017 and 2016, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

6.   Prepaid Expenses and Other

Prepaid expenses and other consist of the following:

	March 31,	December 31,
	2017	2016
Prepaid services	$1,232,524	$447,500
Prepaid insurance	83,490	108,434
Other prepaid items	173,228	69,797
Short-term deposits	55,084	54,173
Accounts receivable, net	540	1,240
Other current assets	3,560	5,631
	$1,548,426	$686,775

Prepaid services include $425,000 of retainer fees paid in unregistered shares of our common stock (see Note 10).

7.  Intangible Assets

Intangible assets consist of the following:

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$19,516,419	$13,522,043	$5,994,376
Prepaid licensing fees	574,000	574,000	-
	$20,090,419	$14,096,043	$5,994,376

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$19,498,837	$13,230,606	$6,268,231
Prepaid licensing fees	574,000	574,000	-
	$20,072,837	$13,804,606	$6,268,231

8.  Secured Contingent Payment Obligation

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to Brickell Key Investments (“BKI”) under a February 2016 funding agreement, as amended in May 2016.  Under the agreement, we received aggregate proceeds of $13 million in exchange for BKI’s right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions.

BKI is entitled to priority payment of 100% of proceeds received from all patent-related actions until such time that BKI has been repaid in full.  After repayment of the funded amount, BKI is entitled to a portion of remaining proceeds up to a specified minimum return which is determined as a percentage of the funded amount and varies based on the timing of repayment.  In addition, BKI is entitled to a pro rata portion of proceeds from specified legal actions to the extent aggregate proceeds from those actions exceed the specified minimum return.

BKI holds a senior security interest in our assets until such time as the specified minimum return is paid, in which case, the security interest will be released except with respect to the patents and proceeds related to specific legal actions.  The security interest is enforceable by BKI in the event that we are in default under the agreement which would occur if (i) we fail, after notice, to pay proceeds to BKI, (ii) we become insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to us, (iii) our creditors commence actions against us (which are not subsequently discharged) that affect our material assets, (iv) we, without BKI’s consent, incur indebtedness other than immaterial ordinary course indebtedness, or (v) there is an uncured non-compliance of our obligations or misrepresentations under the agreement.   As of March 31, 2017, we are in compliance with our obligations under this agreement.

We have elected to measure our secured contingent payment obligation at fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the consolidated statements of comprehensive loss until the contingency is resolved.  As of March 31, 2017, the fair value of the obligation is estimated to be $14,018,029 (see Note 11).

9.  Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2016.

The following table presents share-based compensation expense included in our condensed consolidated statements of comprehensive loss for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended
	March 31,
	2017	2016
Research and development expenses	$245,052	$26,480
Selling, general and administrative expenses	418,104	8,849
Total share-based compensation expense	$663,156	$35,329

As of March 31, 2017, we had approximately $863,000 in unrecognized compensation cost related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of approximately  one year.

10.  Stock Authorization and Issuance

On November 14, 2016, we filed a Shelf for the offering of various securities, up to $15 million, over a period of up to three years.  The Shelf, which was declared effective November 30, 2016, is intended to provide flexibility for our future capital needs and may be used to fund working capital, capital expenditures, vendor purchases, and other capital needs.  On December 30, 2016, we entered into an At Market Issuance Sales Agreement (“ATM”) for the sale of up to $10 million of our common stock registered under the Shelf.  During the three month period ended March 31, 2017, we completed the sale of approximately 4.1 million shares of our common stock under the ATM at an average price of $2.46 per share for net proceeds of approximately $9.6 million after deduction of broker commissions, legal fees and expenses.

In February  2017,  we received proceeds of approximately $170,000 from the sale of 80,510 unregistered shares of our common stock at a price of $2.11 per share to one of our directors.

Stock for Services

During the three months ended March 31, 2017, we issued an aggregate of 300,000 shares of unregistered common stock to two consultants in exchange for an aggregate of $425,000 in prepaid retainers for executive consulting and other advisory services.  We have no registration obligation with respect to these shares.

11. Fair Value Measurements

The following tables summarize the fair value of our assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017:
Assets:
Money market funds	$540,646	$540,646	$-	$-
Restricted money market funds	839,933	839,933	-	-
Available-for-sale securities	4,815,182	4,815,182	-	-
Liabilities:
Secured contingent payment obligation	$14,018,029	-	-	$14,018,029

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016:
Assets:
Restricted money market funds	$910,838	$910,838
Available-for-sale securities	13,618	13,618
Liabilities:
Secured contingent payment obligation	$14,185,447	$-	$-	$14,185,447

For the three months ended March 31, 2017, we had no transfers of assets or liabilities between the levels of the hierarchy.  The fair value of our contingent payment obligation was estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  The contingent payment obligation does not have a fixed duration; however our cash flow projections assume a remaining duration ranging from approximately one to four years.  The cash outflows could potentially range from $0 to $32 million through 2021 and the cash flow scenarios have probabilities of 0% to 30%.  We used a risk-adjusted discount rate of 15.93%, based on a five year risk-free rate of 1.93% as adjusted by 8% for credit risk and 6% for litigation inherent risk.  Changes in any of these Level 3 inputs could result in a higher or lower fair value measurement.

The following table provides a reconciliation of our secured contingent payment obligation for the three months ended March 31, 2017:

Secured Contingent Payment Obligation
Balance at December 31, 2016	$14,185,447
Repayment	-
Change in fair value	(167,418)
Balance at March 31, 2017	$14,018,029

12.  Commitments and Contingencies

Lease Commitments

In April 2017, we entered into a new lease agreement for our Lake Mary, Florida facility.  The lease term is expected to commence July 1, 2017 and provides for a straight-lined monthly base rental payment of approximately $11,900 through November 2022 with an option for renewal.

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

ParkerVision vs. Qualcomm and HTC (Middle District of Florida)

We have a patent infringement complaint pending in the Middle District of Florida against Qualcomm, Qualcomm Atheros, Inc., and HTC (HTC Corporation and HTC America, Inc) (the “Qualcomm Action”) seeking unspecified damages and injunctive relief for infringement of certain of our patents.  Certain of the defendants have filed counterclaims against us for non-infringement and invalidity for all patents in the case.  A claim construction hearing was held in August 2015 but no ruling on claim construction has been issued by the court.  In February 2016, the court granted the parties’ joint motion to stay these proceedings until resolution of the proceedings at the International Trade Commission (“ITC”) as discussed below.  In May 2017, we filed a motion to continue the stay of these proceedings pending an appeal of certain PTAB decisions with regard to our ‘940 Patent as discussed below.

Qualcomm Inc. and Qualcomm Atheros, Inc. vs. ParkerVision (PTAB)

In August 2015, Qualcomm, Inc. and Qualcomm Atheros, Inc. filed an aggregate of ten petitions for Inter Partes Review (“IPR”) with the PTAB seeking to invalidate certain claims related to three of the eleven patents originally asserted in our Qualcomm Action.  In March 2016, the PTAB issued decisions denying institution of trial for three of the petitions, all of which relate to our U.S. patent 7,039,372 (“the ‘372 Patent”).  The remaining petitions, all of which relate to our U.S. patent 6,091,940 (the ‘940 Patent”) and U.S. patent 7,966,012 (“the ‘012 Patent”) were instituted for trial by the PTAB.    In May 2016, the PTAB

granted our motion to disclaim the challenged claims of the ‘012 Patent and entered an adverse judgment against us with respect to those claims. In March 2017, the PTAB issued its decisions on the six outstanding IPRs, all of which relate to the ‘940 Patent.  The PTAB ruled in our favor on three of the six petitions, ruled in Qualcomm’s favor on two of the six petitions and issuing a split decision on the claims covered in the sixth petition.  As a result of the PTAB decisions, certain claims of our ‘940 Patent which are the subject of our district court case against Qualcomm and HTC were found to be unpatentable.  In May 2017, we filed our notice of appeal of these decisions with the Federal Circuit.

ParkerVision v. Apple, LG and Qualcomm (ITC and Middle District of Florida)

In December 2015, we filed a complaint with the U.S. ITC against Apple, Inc., LG (LG Electronics, Inc., LG Electronics U.S.A., Inc., and LG Electronics MobileComm U.S.A., Inc.) (collectively LG), Samsung (Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Semiconductor, Inc.) and Qualcomm alleging that these companies make, use or sell products that infringe certain of our patent claims and requesting that the ITC bar the defendants from continuing to import and sell infringing products in the U.S.  We filed a corresponding patent infringement complaint in the Middle District of Florida against these same defendants alleging infringement of four of our patents.  In January 2016, the ITC instituted an investigation based on our complaint. In February 2016, the district court proceedings were stayed pending resolution of the proceedings at the ITC.  In July 2016, we entered into a confidential patent license and settlement agreement with Samsung and, as a result, Samsung has been removed from both the ITC and the related district court action.  In January 2016, we dismissed three of the four patents from the case in order to simplify the investigation.  On March 10, 2017, the administrative law judge (ALJ) issued a ruling on a pre-trial motion that precluded us from presenting key evidence in our case.  As a result, on March 13, 2017, we filed a motion to terminate the proceedings at the ITC.  On April 28, 2017, the ITC granted our motion to withdraw from the ITC proceedings.  Accordingly, on May 4, 2017, we filed a motion to lift the stay in the district court case.  The court has not yet ruled on this motion.

ParkerVision v. LG Electronics (Munich, Germany)

In June 2016, we filed a complaint in Munich Regional Court against LG Electronics Deutschland GmbH, a German subsidiary of LG Electronics, Inc. (“LGE”) seeking damages and injunctive relief for the alleged infringement of one of our German patents. A hearing in this case was held in November 10, 2016.  On November 14, 2016, the court concluded that certain LGE products using Qualcomm RF circuitry infringe our patent.  Subject to successful completion of the co-pending nullity action in the German Federal Patent Court in Munich, the regional court will enjoin the sale and importation of these LG products in Germany.  The court has not yet ruled on the nullity action, which is a validity only challenge.

ParkerVision v. Apple (Munich, Germany)

In October 2016, we filed a complaint in Munich Regional Court against Apple, Inc., Apple Distribution International, and Apple Retail Germany B.V. & Co. KG (collectively, “Apple”) seeking damages and injunctive relief for the alleged infringement of the same German patent as in the LGE case (the “Apple I” case).  In February 2017, we amended our complaint adding the infringement of a second German patent and alleging infringement by Apple devices that incorporate an Intel transceiver chip.  The Munich Regional Court has bifurcated the new claims into a second case separate from the original Apple case (the “Apple II” case).  A hearing was held on May 4, 2017 in the Apple I case.   The court set a date of June 22, 2017 for its decision in that case.  A hearing for the Apple II case is scheduled for June 29, 2017.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This quarterly report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations contained in this Item.  When used in this quarterly report and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “expects”, “will likely result”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements.”  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties identified in our annual report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”) and in this Item 2 of Part I of this quarterly report.  Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on key business and sales relationships, reliance on our intellectual property, the outcome of our intellectual property litigation and the ability to obtain adequate financing in the future.  We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

Overview

We are in the business of innovating fundamental wireless technologies and products.   We design, develop and market our proprietary radio frequency (“RF”) technologies for use in wireless communication products, including our own internally developed products.   We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.

We have a growth strategy that includes wireless product development, manufacturing and sales; intellectual property licensing and enforcement; and acquisition of, or other product ventures with, companies that have businesses that are synergistic with our products and technologies, particularly in the IoT, or Internet of Things, space.  We have made significant investments in developing and protecting our technologies and products, the returns on which are dependent upon the generation of future revenues from product sales and/or licensing for realization.

Recent Developments

Nasdaq Compliance

On April 27, 2017, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that we had regained compliance with Listing Rule 5500(b)(2) that relates to the market value of our listed securities (“MVLS”).   In January 2017, we were notified by Nasdaq that our MVLS had been below the minimum of $35 million for 30 consecutive business days and therefore we were not in compliance with Nasdaq continued listing standards.  We were afforded 180 calendar days, or until July 18, 2017 to regain compliance.  This matter is now closed.

Liquidity and Capital Resources

At March 31, 2017, our capital resources consisted of approximately $5.9  million in cash, cash equivalents and available-for-sale securities and approximately $0.8 million in restricted cash equivalents.   The restricted cash equivalents represents the unused portion of the restricted funds received from BKI.

We used cash for operations of approximately $4.1 million for the three months ended March 31, 2017, representing a $1.9 million, or 31% decrease from cash used for operations for the three months ended March 31, 2016.  The decrease is primarily the result of a decrease in payments for litigation fees and expenses which are paid from restricted cash equivalents.  Our use of cash for the three months ended March 31, 2017 was largely funded from the proceeds from the sale of our equity securities under an At Market Issuance Sales Agreement.  We anticipate an increase in our operating and inventory costs in 2017 as we prepare for the launch of a consumer Wi-Fi product line.   We anticipate revenues and margin generated by this consumer product will begin to offset our operating costs in the third quarter of 2017, however it is unlikely that the revenues and margins generated in the short-term will be sufficient to fully fund our operations without the need for additional working capital.  Our capital resources at March 31, 2017 are not sufficient to support our working capital requirements for the next twelve months which raises substantial doubt about our ability to continue as a going concern.

Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to develop, market and sell existing and new products; (ii) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations; and/or (iii) our ability to obtain additional debt or equity financing.  We expect that revenue generated from product sales, patent enforcement actions, and technology licenses over the next twelve months may not be sufficient to cover our working capital requirements.   In the event we do not generate sufficient revenues to cover our operational costs and contingent repayment obligations, we will be required to use available working capital and/or raise additional working capital through the sale of equity securities or other financing arrangements.

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

Results of Operations for Each of the Three Months Ended March 31, 2017 and 2016

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

Refer to “Reconciliation of Non-GAAP Financial Measures” in this section for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures for the three months ended March 31, 2017 and 2016.

Revenue and Gross Margin

Our revenue decreased approximately $59,000 during the three month period ended March 31, 2017 when compared to the same period in 2016.  Our gross margin decreased approximately $22,000 during the three month period ended March 31, 2017 when compared to the same period in 2016.

For the three months ended March 31, 2016, our revenue consisted primarily of design services and our cost of sales included the cost of materials,  labor and overhead incurred under our engineering services contracts.

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

Our research and development expenses increased approximately $933,000, or 140%, during the three months ended March 31, 2017 when compared to the same period in 2016.  This is primarily the result of an increase in costs related to integrated circuit design and fabrication of approximately $567,000 and an increase in personnel costs, including share-based compensation, of approximately $285,000.  Share-based compensation expense increased approximately $219,000 as a result of new awards granted to engineering executives and employees in August 2016.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of executive, director, sales and marketing, and finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside legal and professional services, including litigation expenses.

Our selling, general and administrative expenses decreased approximately $1,094,000 or 25%, during the three months ended March 31, 2017 when compared to the same period in 2016.  This is the result of a decrease in litigation fees and expenses of approximately $1,423,000 partially offset by an increase in share-based compensation expense of approximately $409,000.

The decrease in litigation related fees and expenses is primarily related to contingent fee arrangements with our litigation firms.  The increase in share-based compensation expense for the three months ended March 31, 2017 is the result of equity awards granted to directors and executives in August 2016.

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

For the three months ended March 31, 2017, the fair value of our secured contingent payment obligation decreased by approximately $167,000.  This decrease is a result of changes in the estimated timing and amount of projected future cash outflows resulting from the funded actions.

Adjusted Net Loss and Adjusted Net Loss Per Share

Adjusted net loss decreased by approximately $0.8 million, or 15%, during the three months ended March 31, 2017 when compared to the same period in 2016.  The decrease in adjusted net loss is primarily the result of a decrease in litigation expenses, somewhat offset by increases in development costs.   On a per share basis, our adjusted net loss per common share decreased by $0.16 per share, or 36%.   This decrease is a result of the decrease in our adjusted net loss and a 32% increase in our weighted average common shares outstanding.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of our net loss to the non-GAAP measure of adjusted net loss for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended
(in thousands)	March 31,
	2017	2016
Net loss	$(4,809)	$(5,137)
Excluded items:
Share-based compensation	663	35
Change in fair value of contingent payment obligation	(167)	23
Adjusted net loss	$(4,313)	$(5,079)

The following table presents a reconciliation of our net loss per common share to the non-GAAP measure of adjusted net loss per common share for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended
	March 31,
	2017	2016
Basic and diluted net loss per common share	$(0.32)	$(0.45)
Excluded items on a per share basis	0.03	-
Adjusted net loss per common share	$(0.29)	$(0.45)

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of March 31, 2017, we had outstanding warrants to purchase 420,000 shares of our common stock.  The estimated grant date fair value of these warrants of $826,006 is included in shareholders’ equity in our consolidated balance sheets.  The outstanding warrants have an average exercise price of $2.21 per share and a weighted average remaining life of approximately 4 years.

Contractual Obligations

There have been no material changes in our contractual obligations as set forth in our Annual Report, except as follows:

In April 2017, we entered into a new lease agreement for our Lake Mary, Florida facility.  The lease term is expected to commence July 1, 2017 and provides for a straight-lined monthly base rental payment of approximately $11,900 through November 2022, with an option for renewal.

Critical Accounting Policies

There have been no changes in accounting policies from those stated in our Annual Report.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

For the three months ended March 31, 2017, there were no material changes from the market risk information disclosed under Item 7A of Part II of our Annual Report.  We are exposed to market risk from changes in currency exchange rates that could impact our results of operations and financial position.  We have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period.  Any gains or losses recognized for changes in currency exchange rates are included in operating expenses in our consolidated statements of comprehensive loss.  We do not consider the market risk from changes in currency exchange rates to be material.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2017.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 31, 2017, we issued 100,000 shares of our common stock to a consultant in payment for executive advisory services valued at $125,000.  These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the vendor is a sophisticated investor, with such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment.

On February 10, 2017, we issued 200,000 shares of our common stock to a consultant in payment for consulting services valued at $300,000.   These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the vendor is a sophisticated investor, with such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment.

On February 21, 2017, we consummated the sale of 80,510 shares of our common stock at a price of $2.11 per share in a private placement transaction for gross proceeds of approximately $0.2 million.  The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder, as the investor is a sophisticated investor, with such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment.  The private placement is more fully described in our Current Report on Form 8-K filed on February 27, 2017 and such description is incorporated herein by reference.  The proceeds from our unregistered sales of equity securities are being used for general working capital purposes.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

On May 15, 2017, we issued a press release announcing our financial condition and results of operations for the three months ended March 31, 2017.  The press release is attached hereto as Exhibit 99.1.

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

ParkerVision, Inc.
Registrant

May 15, 2017	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 15, 2017	By:	/s/Cynthia L. Poehlman
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