Form 10-Q
period 2017-06-30
PARKERVISION INC
filed 2017-08-14
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2017

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

As of August  11, 2017, 17,779,236 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

PARKERVISION, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	June 30,	December 31,
	2017	2016
CURRENT ASSETS:
Cash and cash equivalents	$449	$258
Restricted cash equivalents	403	911
Available-for-sale securities	2,033	14
Inventories	300	170
Prepaid expenses and other	1,722	686
Total current assets	4,907	2,039

PROPERTY AND EQUIPMENT, net	285	269

INTANGIBLE ASSETS, net	5,633	6,268

OTHER ASSETS, net	15	-
Total assets	$10,840	$8,576

CURRENT LIABILITIES:
Accounts payable	$443	$595
Accrued expenses:
Salaries and wages	359	297
Professional fees	314	455
Other accrued expenses	191	267
Notes payable, current portion	825	825
Deferred rent, current portion	17	51
Deferred revenue	19	19
Total current liabilities	2,168	2,509

LONG-TERM LIABILITIES:
Capital lease, net of current portion	3	-
Deferred rent, net of current portion	-	1
Secured contingent payment obligation	14,018	14,185
Total long-term liabilities	14,021	14,186
Total liabilities	16,189	16,695

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY:
Common stock, $.01 par value, 20,000 shares authorized, 17,779 and 13,183 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	178	132
Accumulated other comprehensive gain	4	-
Warrants outstanding	826	826
Additional paid-in capital	354,343	343,087
Accumulated deficit	(360,700)	(352,164)
Total shareholders' (deficit) equity	(5,349)	(8,119)
Total liabilities and shareholders' (deficit) equity	$10,840	$8,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

 (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$-	$4	$-	$64
Cost of sales	-	(3)	-	(41)
Gross margin	-	1	-	23

Research and development expenses	1,025	695	2,627	1,364
Selling, general and administrative expenses	2,699	5,379	6,058	9,832
Total operating expenses	3,724	6,074	8,685	11,196

Interest and other income	14	6	18	11
Interest expense	(17)	(17)	(36)	(35)
(Loss) gain on changes in fair value	-	(2,284)	167	(2,307)
Total interest and other	(3)	(2,295)	149	(2,331)

Net loss	(3,727)	(8,368)	(8,536)	(13,504)

Other comprehensive gain, net of tax:
Unrealized gain on available-for-sale securities	5	1	4	-
Other comprehensive gain, net of tax	5	1	4	-

Comprehensive loss	$(3,722)	$(8,367)	$(8,532)	$(13,504)

Basic and diluted net loss per common share	$(0.21)	$(0.72)	$(0.52)	$(1.17)

Weighted average common shares outstanding	17,723	11,645	16,362	11,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,727)	$(8,368)	$(8,536)	$(13,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	322	327	651	654
Share-based compensation	542	29	1,205	65
Loss on disposal of assets	71	1	71	1
Realized gain on available-for-sale securities	(4)	-	(4)	(1)
Loss (gain) on changes in fair value	-	2,284	(167)	2,307
Changes in operating assets and liabilities:
Inventories	(130)	-	(130)	-
Prepaid expenses and other assets	(188)	37	(626)	(98)
Accounts payable and accrued expenses	(658)	2,744	(309)	1,699
Deferred rent	(12)	(18)	(35)	(37)
Deferred revenue	-	-	-	(1)
Total adjustments	(57)	5,404	656	4,589
Net cash used in operating activities	(3,784)	(2,964)	(7,880)	(8,915)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale investments	(9)	(300)	(4,811)	(2,002)
Proceeds from redemption of available-for-sale securities	2,800	785	2,800	3,590
Proceeds from sale of assets	16	-	16	-
Payments for patent costs and other intangible assets	(9)	(63)	(26)	(106)
Purchases of property and equipment	(60)	-	(87)	(2)
Net cash provided by (used in) investing activities	2,738	422	(2,108)	1,480

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants in public and private offerings	-	(40)	9,750	949
Principal payments on capital lease obligation	(1)	-	(1)	(51)
Proceeds from contingent payment obligation	-	2,000	-	13,000
Shares withheld for payment of taxes	(30)	-	(78)	-
Net cash (used in) provided by financing activities	(31)	1,960	9,671	13,898

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS	(1,077)	(582)	(317)	6,463

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS, beginning of period	1,929	7,220	1,169	175

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS, end of period	$852	$6,638	$852	$6,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

1.  Description of Business

ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH (collectively “ParkerVision”, “we” or the “Company”) is in the business of innovating fundamental wireless technologies and products.   We have designed and developed a consumer distributed Wi-Fi product line that is being marketed under the brand name Milo™.  We also design, develop and market our proprietary radio frequency (“RF”) technologies for use in semiconductor circuits for wireless communication products, including our own internally developed products.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.

2.  Liquidity and Going Concern

Our accompanying condensed consolidated financial statements were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business.  These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should we be unable to continue as a going concern.

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sales of our equity securities and contingent funding arrangements with third-parties to fund our operations, including the cost of litigation.  For the six months ended June 30, 2017, we incurred a  net loss of approximately $8.5 million and negative cash flows from operations of approximately $7.9 million.  At June 30, 2017, we had an accumulated deficit of approximately $361 million and working capital of approximately $2.7 million.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern within one year following the issue date of these condensed consolidated financial statements.

At June 30, 2017, we had cash, cash equivalents, and available-for-sale securities of approximately $2.5 million and restricted cash equivalents of approximately $0.4 million.  We used approximately $7.9 million of cash for operations during the six months ended June 30, 2017.  We anticipate further increases in our operating and inventory costs in 2017 as we launch our Milo consumer and small business Wi-Fi product line.     We anticipate revenues and margin generated by this consumer product will begin to offset our operating costs in the third quarter of 2017, however it is unlikely that the revenues and margins generated in the short-term will be sufficient to fully fund our operations without the need for additional working capital.

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

3.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the period ended June 30, 2017 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or future years.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.    All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations have been included.

The year-end consolidated balance sheet data was derived from audited financial statements for the year ended December 31, 2016, but does not include all disclosures required by GAAP.  These interim condensed consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2016.

The condensed consolidated financial statements include the accounts of ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH after elimination of all intercompany transactions and accounts.

4.  Accounting Policies

There have been no changes in accounting policies from those stated in our Annual Report on Form 10-K for the year ended December 31, 2016, except as follows:

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.  This update provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The new standard is effective for annual periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

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

Options and warrants to purchase approximately 1.1 million and 1.5 million shares of common stock were outstanding at June 30, 2017 and 2016, respectively.  In addition, unvested restricted stock units (“RSUs”), representing approximately 0.2 million and 0 shares of common stock were outstanding at June 30, 2017 and 2016, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

6.   Prepaid Expenses and Other

Prepaid expenses and other consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Prepaid services	$745	$448
Prepaid licenses	300	-
Prepaid insurance	167	108
Prepaid inventory	191	-
Other prepaid items	251	70
Short-term deposits and other current assets	68	60
	$1,722	$686

7.  Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$19,309	$13,676	$5,633
Prepaid licensing fees	574	574	-
	$19,883	$14,250	$5,633

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$19,499	$13,231	$6,268
Prepaid licensing fees	574	574	-
	$20,073	$13,805	$6,268

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

BKI holds a senior security interest in our assets until such time as the specified minimum return is paid, in which case, the security interest will be released except with respect to the patents and proceeds related to specific legal actions.  The security interest is enforceable by BKI in the event that we are in default under the agreement which would occur if (i) we fail, after notice, to pay proceeds to BKI, (ii) we become insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to us, (iii) our creditors commence actions against us (which are not subsequently discharged) that affect our material assets, (iv) we, without BKI’s consent, incur indebtedness other than immaterial ordinary course indebtedness, or (v) there is an uncured non-compliance of our obligations or misrepresentations under the agreement.   As of June 30, 2017, we are in compliance with our obligations under this agreement.

We have elected to measure our secured contingent payment obligation at fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the consolidated statements of comprehensive loss until the contingency is resolved.  As of June 30, 2017, the fair value of the obligation is estimated to be approximately $14.0 million (see Note 11).

9.  Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2016.

The following table presents share-based compensation expense included in our condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development expenses	$165	$25	$410	$51
Selling, general and administrative expenses	377	4	795	14
Total share-based compensation expense	$542	$29	$1,205	$65

As of June 30, 2017, we had approximately $0.4 million in unrecognized compensation cost related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of approximately  one year.

10.  Stock Authorization and Issuance

On November 14, 2016, we filed a shelf registration statement (“Shelf”) for the offering of various securities, up to $15 million, over a period of up to three years.  The Shelf, which was declared effective November 30, 2016, is intended to provide flexibility for our future capital needs and may be used to fund working capital, capital expenditures, vendor purchases, and other capital needs.  On December 30, 2016, we entered into an At Market Issuance Sales Agreement (“ATM”) for the sale of up to $10 million of our common stock registered under the Shelf.   During the first quarter of 2017, we completed the sale of approximately 4.1 million shares of our common stock under the ATM at an average price of $2.46 per share for net proceeds of approximately $9.6 million after deduction of broker commissions, legal fees and expenses.

In February  2017,  we received proceeds of approximately $0.2 million from the sale of 80,510 unregistered shares of our common stock at a price of $2.11 per share to one of our directors.

Stock for Services

During the six months ended June 30, 2017, we issued an aggregate of 0.3 million shares of unregistered common stock to two consultants in exchange for an aggregate of approximately $0.4 million in prepaid retainers for executive consulting and other advisory services.    We have no registration obligation with respect to these shares.

11. Fair Value Measurements

The following tables summarize the fair value of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017:
Assets:
Restricted money market funds	$403	$403	$-	$-
Available-for-sale securities	2,033	2,033	-	-
Liabilities:
Secured contingent payment obligation	$14,018	$-	$-	$14,018

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016:
Assets:
Restricted money market funds	$911	$911	$-	$-
Available-for-sale securities	14	14	-	-
Liabilities:
Secured contingent payment obligation	$14,185	$-	$-	$14,185

For the three and six months ended June 30, 2017, we had no transfers of assets or liabilities between the levels of the hierarchy.  The fair value of our secured contingent payment obligation was estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  The contingent payment obligation does not have a fixed duration; however our cash flow projections assume a remaining duration ranging from approximately one to four years.  The cash outflows could potentially range from $0 to $32 million through 2021 and the cash flow scenarios have probabilities of 0% to 30%.  We used a risk-adjusted discount rate of 15.89%, based on a five year risk-free rate of 1.93% as adjusted by 8% for credit risk and 6% for litigation inherent risk.  Changes in any of these Level 3 inputs could result in a higher or lower fair value measurement.

The following table provides a reconciliation of our secured contingent payment obligation for the six months ended June 30, 2017 (in thousands):

Secured Contingent Payment Obligation
Balance at December 31, 2016	$14,185
Repayment	-
Change in fair value	(167)
Balance at June 30, 2017	$14,018

 12.  Commitments and Contingencies

Lease Commitments

In April 2017, we entered into a new lease agreement for our Lake Mary, Florida facility with a lease commencement date of July 1, 2017.  The lease provides for a straight-lined monthly base rental payment of approximately $13,000  through November 2022 with an option for renewal.

In July 2017, we entered into a new lease agreement for warehouse and assembly space in Jacksonville, Florida.  The lease provides for a straight-lined monthly base rental payment of approximately $2,000 through July 2020 with options for expansion and renewal.

In July 2017, we also amended the lease for our existing Jacksonville, Florida facility to extend the lease expiration date from January 15, 2018 to July 15, 2018.  The lease provides for a straight-lined monthly base rental payment of approximately $28,000 through July 2018.

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

ParkerVision v. Qualcomm and HTC (Middle District of Florida)

We have a patent infringement complaint pending in the Middle District of Florida against Qualcomm and Qualcomm Atheros, Inc. (collectively “Qualcomm”), and HTC (HTC Corporation and HTC America, Inc.) (the “Qualcomm Action”) seeking unspecified damages and injunctive relief for infringement of certain of our patents.  Certain of the defendants have filed counterclaims against us for non-infringement and invalidity for all patents in the case.  A claim construction hearing was held in August 2015 but no ruling on claim construction has been issued by the court.  In February 2016, the court granted the parties’ joint motion to stay these proceedings until resolution of the proceedings at the International Trade Commission (“ITC”) as discussed below.  In May 2017, we filed a motion to continue the stay of these proceedings pending an appeal of certain PTAB decisions with regard to our ‘940 Patent as discussed below.

Qualcomm v. ParkerVision (PTAB)

In August 2015, Qualcomm filed an aggregate of ten petitions for Inter Partes Review (“IPR”) with the PTAB seeking to invalidate certain claims related to three of the eleven patents originally asserted in our Qualcomm Action.  In March 2016, the PTAB issued decisions denying institution of trial for three of the petitions, all of which relate to our U.S. patent 7,039,372 (“the ‘372 Patent”).  The remaining petitions, all of which relate to our U.S. patent 6,091,940 (“the ‘940 Patent”) and U.S. patent 7,966,012 (“the ‘012 Patent”) were instituted for trial by the PTAB.    In May 2016, the PTAB granted our motion to disclaim the challenged claims of the ‘012 Patent and entered an adverse judgment against us with respect to those claims. In March 2017, the PTAB issued its decisions on the six outstanding IPRs, all of which relate to the ‘940 Patent.  The PTAB ruled in our favor on three of the six petitions, ruled in Qualcomm’s favor on two of the six petitions and issuing a split decision on the claims covered in the sixth petition.  As a result of the PTAB decisions, certain claims of the ‘940 Patent which are the subject of our district court case against Qualcomm and HTC were found to be unpatentable.  In May 2017, we filed our notice of appeal of these decisions with the Federal Circuit.  Qualcomm also appealed the decisions that were unfavorable to them.

ParkerVision v. Apple and Qualcomm (ITC and Middle District of Florida)

In December 2015, we filed a complaint with the U.S. ITC against Apple, Inc., LG Electronics, Inc., LG Electronics U.S.A., Inc., and LG Electronics MobileComm U.S.A., Inc. (collectively “LG”), Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Semiconductor, Inc. (collectively “Samsung”) and Qualcomm alleging that these companies make, use or sell products that infringe certain of our patent claims and requesting that the ITC bar the defendants from continuing to import and sell infringing products in the U.S.  We filed a corresponding patent infringement complaint in the Middle District of Florida against these same defendants alleging infringement of four of our patents.  In January 2016, the ITC instituted an investigation based on our complaint.  In February 2016, the district court proceedings were stayed pending resolution of the proceedings at the ITC.  In July 2016, we entered into a confidential patent license and settlement agreement with Samsung and, as a result, Samsung was removed from both the ITC and the related district court action.  In January 2017, we dismissed three of the four patents from the case in order to simplify the investigation.  On March 10, 2017, the administrative law judge issued a ruling on a pre-trial motion that precluded us from presenting key evidence in our case.  As a result, on March 13, 2017, we filed a motion to terminate the proceedings at the ITC.  On April 28, 2017, the ITC granted our motion to withdraw from the ITC proceedings.

Following the termination of the ITC proceedings, we filed a motion to lift the stay in the district court case.  This motion was granted on May 25, 2017.  On July 21, 2017, we filed a motion to dismiss LG from the district court case (see ParkerVision v. LG below).  The court has set a claim construction hearing in the remaining case against Qualcomm and Apple for mid-January 2018.

ParkerVision v. LG (District of New Jersey)

On July 21, 2017, we filed a patent infringement complaint in the district of New Jersey against LG for the alleged infringement of the same patents previously asserted against LG in the middle district of Florida (see ParkerVision v. Apple and Qualcomm above).  We elected to dismiss the case in the middle district of Florida and re-file in New Jersey as a result of a recent Supreme Court ruling regarding proper venue.  No dates have yet been established in this case.

ParkerVision v. LG Electronics (Munich, Germany)

In June 2016, we filed a complaint in Munich Regional Court against LG Electronics Deutschland GmbH, a German subsidiary of LG Electronics, Inc. (“LGE”) seeking damages and injunctive relief for the alleged infringement of one of our German patents. A hearing in this case was held in November 10, 2016.  On November 14, 2016, the court concluded that certain LGE products using Qualcomm RF circuitry infringe our patent.  Subject to successful completion of the co-pending nullity action in the German Federal Patent Court in Munich, the regional court will enjoin the sale and importation of these LGE products in Germany.  The court has not yet ruled on the nullity action, which is a validity only challenge.

ParkerVision v. Apple (Munich, Germany)

In October 2016, we filed a complaint in Munich Regional Court against Apple, Inc., Apple Distribution International, and Apple Retail Germany B.V. & Co. KG (collectively “Apple”) seeking damages and injunctive relief for the alleged infringement of the same German patent as in the LGE case (the “Apple I” case).  In February 2017, we amended our complaint adding the infringement of a second German patent and alleging infringement by Apple devices that incorporate an Intel transceiver chip.  The Munich Regional Court has bifurcated the new claims into a second case separate from the original Apple case (the “Apple II” case).  A hearing was held on May 4, 2017 in the Apple I case.   On June 22, 2017, the court deferred its ruling pending the validity decision from the German Federal Patent Court (see ParkerVision v. LG Electronics above).   The Apple II case is scheduled for a hearing in November 2017.

13.  Subsequent Events

On July 11, 2017, we amended our articles of incorporation to increase the number of authorized shares of common stock from 20 million to 30 million shares.  This amendment was approved by our shareholders on July 11, 2017.  Our shareholders also approved an amendment to our 2011 Long-Term Incentive Equity Plan to increase the shares authorized for issuance under the plan from 1.95 million to 3 million shares.

On August 14, 2017,  we entered into an ATM with FBR Capital Markets & Co. for the sale of our common stock having an aggregate offering price of up to $4.4 million.  Shares sold under the ATM agreement will be issued pursuant to a shelf registration statement on Form S-3 (Registration No. 333-214598) filed with the SEC in November 2016 and a prospectus supplement dated August 14, 2017.  We intend to use the net proceeds from the ATM Agreement for research and development, sales and marketing activities, and for other working capital and general corporate needs.

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

Overview

We are in the business of innovating fundamental wireless technologies and products.   We have designed and developed a consumer and small business distributed Wi-Fi product line that is being marketed under the brand name Milo™.  We also design, develop and market our proprietary radio frequency (“RF”) technologies for use in semiconductor circuits for wireless communication products, including our own internally developed products.  We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.

We have a growth strategy that includes wireless product development, manufacturing and sales and intellectual property licensing and enforcement.  Our longer-term strategy is expected to include the acquisition of, or other product ventures with, companies that have businesses that are synergistic with our products and technologies, particularly in the IoT, or Internet of Things, space.  We have made significant investments in developing and protecting our technologies and products, the returns on which are dependent upon the generation of future revenues from product sales and/or licensing for realization.

Recent Developments

Wi-Fi Product Introduction

In June 2017, we launched a direct marketing campaign for Milo™, a new Wi-Fi home and small business networking product line that is cost-effective and provides highly reliable distributed Wi-Fi coverage throughout a residential space, eliminating dead zones, extending Wi-Fi to new coverage areas, and creating a more even distribution of high data rates.  We expect to begin taking orders for this product line in mid-August 2017 and anticipate initial shipments to begin in September 2017.

PV6870 Wi-Fi System on Chip

In August 2017, we introduced the PV6870, a complete single chip Wi-Fi solution intended for sale to product manufacturers who want to incorporate Wi-Fi wireless connectivity into their products.  The PV 6870 can be used in a wide range of devices and applications that require Wi-Fi connectivity.

Nasdaq Compliance

On August 11, 2017, we received a notice from the Listing Qualifications Department of Nasdaq stating that, for the last 30 consecutive business days, the market value of the Company’s listed securities (“MVLS”) had been below the minimum of $35 million required for continued inclusion on the Capital Market under Nasdaq Listing Rule 5550(b)(2). The notification letter stated that we would be afforded 180 calendar days, or until February 7, 2018, to regain compliance.  In order to regain compliance, the Company’s MVLS must remain at $35 million or more for a minimum of ten consecutive business days.  The notification letter also stated that in the event we do not regain compliance within the 180 day period, our securities may be subject to delisting.

Liquidity and Capital Resources

At June 30, 2017, our capital resources consisted of approximately $2.5  million in cash, cash equivalents and available-for-sale securities and approximately $0.4 million in restricted cash equivalents.   The restricted cash equivalents represents the unused portion of the restricted funds received from BKI.

We used cash for operations of approximately $7.9 and $8.9 million for the six month periods ended June 30, 2017 and 2016, respectively.  The decrease in cash used for operations is primarily the result of a decrease in payments for litigation fees and expenses which are paid from restricted cash equivalents, somewhat offset by increases in operating and inventory costs related to our new consumer product launch.  We anticipate further increases in our operating and inventory costs in 2017 as we launch our consumer Wi-Fi product line.   Our use of cash for the six months ended June 30, 2017 was largely funded from the proceeds from the sale of our equity securities under an At Market Issuance Sales Agreement (“ATM”) during the first quarter of 2017.  We anticipate revenues and margin generated by our consumer product will begin to offset our operating costs in the third quarter of 2017, however it is unlikely that the revenues and margins generated in the short-term will be sufficient to fully fund our operations without the need for additional working capital.  Our capital resources at June 30, 2017 are not sufficient to support our working capital requirements for the next twelve months which raises substantial doubt about our ability to continue as a going concern.

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

On August 14, 2017, we entered into an ATM for the sale of up to approximately $4.4 million of our common stock under a current shelf registration statement.  We anticipate using the sale of shares under this ATM to fund our working capital requirements as we launch our new Wi-Fi product line.

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

Results of Operations for Each of the Three and Six Months Ended June 30, 2017 and 2016

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

Refer to “Reconciliation of Non-GAAP Financial Measures” in this section for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures for the three and six months ended June 30, 2017 and 2016.

Revenue and Gross Margin

Our revenue decreased approximately $64,000 during the six month period ended June 30, 2017 when compared to the same period in 2016.  Our gross margin decreased approximately $23,000 during the six month period ended June 30, 2017 when compared to the same period in 2016.

For the six months ended June 30, 2016, our revenue consisted primarily of design services and our cost of sales included the cost of materials,  labor and overhead incurred under our engineering services contracts.  We ceased offering design services in 2016 in order to focus our resources on our consumer and small business Wi-Fi product.  We anticipate revenue and margin from shipments of our Milo-branded products beginning in the third quarter of 2017.

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

Our research and development expenses increased approximately $0.3 million, or 47%, during the three months ended June 30, 2017 when compared to the same period in 2016.  This is primarily the result of an increase in personnel and related costs, including share-based compensation expense of approximately $0.2 million.

Our research and development expenses increased approximately $1.3 million, or 93%, during the six months ended June 30, 2017 when compared to the same period in 2016.  This is primarily the result of an increase in costs related to integrated circuit design and fabrication of approximately $0.4 million, an increase in personnel costs, including share-based compensation, of approximately $0.5 million, an increase in software licensing and support costs of approximately $0.1 million, and an increase in outside engineering design services of approximately $0.1 million.

The increases in share-based compensation expense for the three and six month periods are the result of new awards granted to engineering executives and employees in August 2016.  The increases in other personnel costs for the three and six month periods is a result of staff additions to support the new consumer product line.  The increases in integrated circuit design and fabrication, software licensing and support, and engineering design services are primarily related to development of a Wi-Fi system on chip.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of executive, director, sales and marketing, and finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside legal and professional services, including litigation expenses.

Our selling, general and administrative expenses decreased by approximately $2.7 million, or 50%, during the three months ended June 30, 2017 when compared to the same period in 2016.  This is primarily the result of a $3.6 million decrease in litigation related fees and expenses, partially offset by an increase in share-based compensation expense of approximately $0.4 million, and an increase in marketing and corporate consulting fees of approximately $0.4 million.

Our selling, general and administrative expenses decreased approximately $3.8 million or 38%, during the six months ended June 30, 2017 when compared to the same period in 2016.  This is the result of a decrease in litigation fees and expenses of approximately $5.0 million partially offset by an increase in share-based compensation expense of approximately $0.8 million, and an increase in marketing and corporate consulting fees of approximately $0.4 million.

The decrease in litigation related fees and expenses is primarily related to contingent fee arrangements with our litigation firms.  The increases in share-based compensation expense is primarily the result of equity awards granted to directors and executives in August 2016.  The increases in marketing consulting fees are related to the launch of our consumer product brand and the increases in corporate consulting fees are related to shareholder relations, patent reform and other corporate activities.

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

For the six months ended June 30, 2017, we recorded a decrease in the fair value of our secured contingent payment obligation of approximately $0.2 million, compared to an increase in the fair value of our secured contingent payment obligation of approximately $2.3 million for six months ended June 30, 2016.  The changes in fair value are a result of changes in the estimated timing and amount of projected future cash outflows resulting from the funded actions.

Adjusted Net Loss and Adjusted Net Loss Per Share

Adjusted net loss decreased by approximately $2.9 million, or 47%, during the three months ended June 30, 2017 when compared to the same period in 2016.  The decrease in adjusted net loss is primarily the result of a decrease in litigation expenses, somewhat offset by increases in marketing and corporate consulting fees.   On a per share basis, our adjusted net loss per common share decreased by $0.34 per share, or 65%.   This decrease is a result of the decrease in our adjusted net loss and a 52% increase in our weighted average common shares outstanding.

Adjusted net loss decreased by approximately $3.6 million, or 33%, during the six months ended June 30, 2017 when compared to the same period in 2016.  The decrease in adjusted net loss is primarily the result of a decrease in litigation expenses, somewhat offset by increases in development costs and marketing and corporate consulting fees.   On a per share basis, our adjusted net loss per common share decreased by $0.50 per share, or 52%.   This decrease is a result of the decrease in our adjusted net loss and a 42% increase in our weighted average common shares outstanding.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of our net loss to the non-GAAP measure of adjusted net loss for the three and six months ended June 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(3,727)	$(8,368)	$(8,536)	$(13,504)
Excluded items:
Share-based compensation	542	29	1,205	65
Change in fair value of contingent payment obligation	-	2,284	(167)	2,307
Adjusted net loss	$(3,185)	$(6,055)	$(7,498)	$(11,132)

The following table presents a reconciliation of our net loss per common share to the non-GAAP measure of adjusted net loss per common share for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic and diluted net loss per common share	$(0.21)	$(0.72)	$(0.52)	$(1.17)
Excluded items on a per share basis	0.03	0.20	0.06	0.21
Adjusted net loss per common share	$(0.18)	$(0.52)	$(0.46)	$(0.96)

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of June 30, 2017, we had outstanding warrants to purchase approximately 0.4 million shares of our common stock.  The estimated grant date fair value of these warrants of approximately  $0.8 million is included in shareholders’ (deficit) equity in our consolidated balance sheets.  The outstanding warrants have an average exercise price of $2.21 per share and a weighted average remaining life of approximately 3 years.

Contractual Obligations

There have been no material changes in our contractual obligations as set forth in our Annual Report, except as follows:

In April 2017, we entered into a new lease agreement for our Lake Mary, Florida facility with a lease commencement date of July 1, 2017.  The lease provides for a straight-lined monthly base rental payment of approximately $13,000 through November 2022 with an option for renewal.

In July 2017, we entered into a new lease agreement for warehouse and assembly space in Jacksonville, Florida.  The lease provides for a straight-lined monthly base rental payment of approximately $2,000 through July 2020 with options for expansion and renewal.

In July 2017, we also amended the lease for our existing Jacksonville, Florida facility to extend the lease expiration date from January 15, 2018 to July 15, 2018.  The lease provides for a straight-lined monthly base rental payment of approximately $28,000 through July 2018.

Critical Accounting Policies

There have been no changes in critical accounting policies from those stated in our Annual Report.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

For the three and six months ended June 30, 2017, there were no material changes from the market risk information disclosed under Item 7A of Part II of our Annual Report.  We are exposed to market risk from changes in currency exchange rates that could impact our results of operations and financial position.  We have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period.  Any gains or losses recognized for changes in currency exchange rates are included in operating expenses in our consolidated statements of comprehensive loss.  We do not consider the market risk from changes in currency exchange rates to be material.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2017.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 31, 2017, we issued 100,000 shares of our common stock to a consultant in payment for executive advisory services valued at approximately $0.1 million.  These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the vendor is a sophisticated investor, with such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment.

On February 10, 2017, we issued 200,000 shares of our common stock to a consultant in payment for consulting services valued at $0.3 million.   These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the vendor is a sophisticated investor, with such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment.

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

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

On August 14, 2017, we issued a press release announcing our financial condition and results of operations for the three and six months ended June 30, 2017.  The earnings press release is attached hereto as Exhibit 99.1.

The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any disclosure document of the Registrant, except as shall be expressly set forth by specific reference in such document.

ITEM 6.  Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed July 11, 2017)

3.2	Bylaws, as amended (incorporated by reference from Exhibit 3.2 of Annual Report on Form 10-K for the year ended December 31, 1998)

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

ParkerVision, Inc.
Registrant

August 14, 2017	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 14, 2017	By:	/s/Cynthia L. Poehlman
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