Form 10-Q
period 2017-09-30
PARKERVISION INC
filed 2017-11-14
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2017

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

As of November 10, 2017, 19,695,979 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

PARKERVISION, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	September 30,	December 31,
	2017	2016
CURRENT ASSETS:
Cash and cash equivalents	$283	$258
Restricted cash equivalents	153	911
Available-for-sale securities	101	14
Inventories	1,128	170
Prepaid expenses and other	1,249	686
Total current assets	2,914	2,039

PROPERTY AND EQUIPMENT, net	397	269

INTANGIBLE ASSETS, net	5,360	6,268

OTHER ASSETS, net	15	-
Total assets	$8,686	$8,576

CURRENT LIABILITIES:
Accounts payable	$770	$595
Accrued expenses:
Salaries and wages	316	297
Professional fees	676	455
Other accrued expenses	211	267
Notes payable, current portion	825	825
Deferred rent, current portion	15	51
Deferred revenue	19	19
Total current liabilities	2,832	2,509

LONG-TERM LIABILITIES:
Capital lease, net of current portion	3	-
Deferred rent, net of current portion	40	1
Secured contingent payment obligation	14,056	14,185
Total long-term liabilities	14,099	14,186
Total liabilities	16,931	16,695

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY:
Common stock, $.01 par value, 30,000 shares authorized, 18,601 and 13,183 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	186	132
Accumulated other comprehensive income	-	-
Warrants outstanding	826	826
Additional paid-in capital	355,823	343,087
Accumulated deficit	(365,080)	(352,164)
Total shareholders' (deficit) equity	(8,245)	(8,119)
Total liabilities and shareholders' (deficit) equity	$8,686	$8,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

 (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$-	$4,000	$-	$4,064
Cost of sales	-	(301)	-	(342)
Gross margin	-	3,699	-	3,722

Research and development expenses	911	1,016	3,538	2,380
Selling, general and administrative expenses	3,423	3,620	9,481	13,453
Total operating expenses	4,334	4,636	13,019	15,833

Interest and other income	8	5	26	17
Interest expense	(16)	(16)	(52)	(51)
(Loss) gain on changes in fair value	(38)	(726)	129	(3,033)
Total interest and other	(46)	(737)	103	(3,067)

Net loss before income taxes	(4,380)	(1,674)	(12,916)	(15,178)

Foreign income tax expense	-	(660)	-	(660)

Net loss	(4,380)	(2,334)	(12,916)	(15,838)

Other comprehensive (loss) gain, net of tax:
Unrealized (loss) gain on available-for-sale securities	(4)	(2)	-	(1)
Other comprehensive (loss) gain, net of tax	(4)	(2)	-	(1)

Comprehensive loss	$(4,384)	$(2,336)	$(12,916)	$(15,839)

Basic and diluted net loss per common share	$(0.24)	$(0.18)	$(0.76)	$(1.33)

Weighted average common shares outstanding	18,026	12,846	16,923	11,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,380)	$(2,334)	$(12,916)	$(15,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	321	343	972	997
Share-based compensation	503	1,423	1,708	1,488
Loss on disposal of assets	-	-	71	1
Realized gain on available-for-sale securities	(5)	-	(9)	(1)
Loss (gain) on changes in fair value	38	726	(129)	3,033
Changes in operating assets and liabilities:
Inventories	(828)	-	(958)	-
Prepaid expenses and other assets	473	(131)	(153)	(229)
Accounts payable and accrued expenses	666	(2,895)	357	(1,196)
Deferred rent	38	(18)	3	(55)
Deferred revenue	-	(1)	-	(2)
Total adjustments	1,206	(553)	1,862	4,036
Net cash used in operating activities	(3,174)	(2,887)	(11,054)	(11,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale investments	(2)	(2,402)	(4,813)	(4,404)
Proceeds from redemption of available-for-sale securities	1,935	1,975	4,735	5,565
Payments for patent costs and other intangible assets	(14)	(7)	(40)	(113)
Purchases of property and equipment, net	(146)	(2)	(217)	(4)
Net cash provided by (used in) investing activities	1,773	(436)	(335)	1,044

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants in public and private offerings	1,019	2,861	10,769	3,810
Net proceeds from exercise of options and warrants	-	422	-	422
Principal payments on capital lease obligation	-	-	(1)	(51)
Proceeds from contingent payment obligation	-	-	-	13,000
Repayment of contingent payment obligation	-	(3,340)	-	(3,340)
Shares withheld for payment of taxes	(34)	(57)	(112)	(57)
Net cash provided by (used in) financing activities	985	(114)	10,656	13,784

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS	(416)	(3,437)	(733)	3,026

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS, beginning of period	852	6,638	1,169	175

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS, end of period	$436	$3,201	$436	$3,201

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

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sales of our equity securities and contingent funding arrangements with third-parties to fund our operations, including the cost of litigation.  For the nine months ended September 30, 2017, we incurred a net loss of approximately $12.9 million and negative cash flows from operations of approximately $11.0 million.  At September 30, 2017, we had an accumulated deficit of approximately $365 million.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern within one year following the issue date of these condensed consolidated financial statements.

At September 30, 2017, we had cash, cash equivalents, and available-for-sale securities of approximately $0.4 million and restricted cash equivalents of approximately $0.2 million.  We began shipments of our Milo Wi-Fi product line in October 2017.  Although we anticipate revenues and margin generated by this consumer product will begin to offset our operating costs in the fourth quarter of 2017, the revenues and margins generated in the short-term will not be sufficient to fully fund our operations without the need for additional working capital.

In August 2017, we entered into an At-Market Issuance Sales Agreement (“ATM”) with FBR Capital Markets & Co. for the sale of our common stock having an aggregate offering price of up to $4.4 million.  We sold 0.64 million shares of our common stock for net proceeds of approximately $1.0 million under this agreement as of September 30, 2017 and had approximately $3.2 million remaining available under the ATM which we intend to use to fund our short-term working capital needs.

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

3.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the period ended September 30, 2017 were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or future years.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.    All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations have been included.

The year-end condensed consolidated balance sheet data was derived from audited financial statements for the year ended December 31, 2016, but does not include all disclosures required by GAAP.  These interim condensed consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2016.

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

4.  Accounting Policies

There have been no changes in accounting policies from those stated in our Annual Report on Form 10-K for the year ended December 31, 2016, except as follows:

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.  This update provides guidance on the types of changes to the terms or conditions of share-

based payment awards to which an entity would be required to apply modification accounting under ASC 718. The new standard is effective for annual periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

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

Options and warrants to purchase approximately 1.4 million and 1.0 million shares of common stock were outstanding at September 30, 2017 and 2016, respectively.  In addition, unvested restricted stock units (“RSUs”), representing approximately 0.6 million and 0.3 shares of common stock were outstanding at September 30, 2017 and 2016, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

6.  Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$958	$-
Work-in-process	125	126
Finished goods	45	44
Total inventories	$1,128	$170

7.   Prepaid Expenses and Other

Prepaid expenses and other consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Prepaid services	$521	$448
Prepaid licenses	300	-
Prepaid insurance	99	108
Prepaid inventory and production costs	93	-
Prepaid advertising and other	173	70
Short-term deposits and other current assets	63	60
	$1,249	$686

8.  Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$19,322	$13,962	$5,360
Prepaid licensing fees	574	574	-
	$19,896	$14,536	$5,360

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Patents and copyrights	$19,499	$13,231	$6,268
Prepaid licensing fees	574	574	-
	$20,073	$13,805	$6,268

9.  Secured Contingent Payment Obligation

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

BKI holds a senior security interest in our assets until such time as the specified minimum return is paid, in which case, the security interest will be released except with respect to the patents and proceeds related to specific legal actions.  The security interest is enforceable by BKI in the event that we are in default under the agreement which would occur if (i) we fail, after notice, to pay proceeds to BKI, (ii) we become insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to us, (iii) our creditors commence actions against us (which are not subsequently discharged) that affect our material assets, (iv) we, without BKI’s consent, incur indebtedness other than immaterial ordinary course indebtedness, or (v) there is an uncured non-compliance of our obligations or misrepresentations under the agreement.   As of September 30, 2017, we are in compliance with our obligations under this agreement.

We have elected to measure our secured contingent payment obligation at fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the condensed consolidated statements of comprehensive loss until the contingency is resolved.  As of September 30, 2017, the fair value of the obligation is estimated to be approximately $14.1 million (see Note 12).

10.  Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2016.

The following table presents share-based compensation expense included in our condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development expenses	$89	$329	$499	$380
Selling, general and administrative expenses	414	1,094	1,209	1,108
Total share-based compensation expense	$503	$1,423	$1,708	$1,488

As of September 30, 2017, we had approximately $1.6 million in unrecognized compensation cost related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of approximately  one year.

11.  Stock Authorization and Issuance

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

On November 14, 2016, we filed a shelf registration statement (“Shelf”) for the offering of various securities, up to $15 million, over a period of up to three years.  The Shelf, which was declared effective

November 30, 2016, was intended to provide flexibility for our future capital needs.  On December 30, 2016, we entered into an ATM for the sale of up to $10 million of our common stock registered under the Shelf.  During the first quarter of 2017, we completed the sale of approximately 4.1 million shares of our common stock under the ATM at an average price of $2.46 per share for net proceeds of approximately $9.6 million after deduction of broker commissions, legal fees and expenses.

On August 14, 2017, we entered into a new ATM agreement for the sale of up to approximately $4.4 million of our common stock registered under the Shelf.  As of September 30, 2017, we completed the sale of approximately 0.64 million shares of our common stock under the ATM at an average price of $1.85 per share for net proceeds of approximately $1.0 million after deduction of broker commissions, legal fees and expenses.   We had approximately $3.2 million remaining available for sale under the ATM as of September 30, 2017.

In February  2017,  we received proceeds of approximately $0.2 million from the sale of 80,510 unregistered shares of our common stock at a price of $2.11 per share to one of our directors.

Stock for Services

During the nine months ended September 30, 2017, we issued an aggregate of 0.3 million shares of unregistered common stock to two consultants in exchange for an aggregate of approximately $0.4 million in prepaid retainers for executive consulting and other advisory services.    We have no registration obligation with respect to these shares.

12. Fair Value Measurements

The following tables summarize the fair value of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017:
Assets:
Restricted money market funds	$153	$153	$-	$-
Available-for-sale securities	101	101	-	-
Liabilities:
Secured contingent payment obligation	$14,056	$-	$-	$14,056

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016:
Assets:
Restricted money market funds	$911	$911	$-	$-
Available-for-sale securities	14	14	-	-
Liabilities:
Secured contingent payment obligation	$14,185	$-	$-	$14,185

For the three and nine months ended September 30, 2017, we had no transfers of assets or liabilities between the levels of the hierarchy.  The fair value of our secured contingent payment obligation was estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  The contingent payment obligation does not have a fixed duration; however our cash flow projections assume a remaining duration ranging from approximately one to four years.  The cash outflows could potentially range from $0 to $32 million through 2021 and the cash flow scenarios have probabilities of 0% to 30%.  We used a risk-adjusted discount rate of 15.77%, based on a risk-free rate of 1.77% as adjusted by 8% for credit risk and 6% for litigation inherent risk.  Changes in any of these Level 3 inputs could result in a higher or lower fair value measurement.

The following table provides a reconciliation of our secured contingent payment obligation for the nine months ended September 30, 2017 (in thousands):

Secured Contingent Payment Obligation
Balance at December 31, 2016	$14,185
Repayment	-
Change in fair value	(129)
Balance at September 30, 2017	$14,056

 13.  Commitments and Contingencies

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

Qualcomm v. ParkerVision (PTAB)

In August 2015, Qualcomm filed an aggregate of ten petitions for Inter Partes Review (“IPR”) with the PTAB seeking to invalidate certain claims related to three of the eleven patents originally asserted in our Qualcomm Action.  In March 2016, the PTAB issued decisions denying institution of trial for three of the petitions, all of which relate to our U.S. patent 7,039,372 (“the ‘372 Patent”).  The remaining petitions, all of which relate to our U.S. patent 6,091,940 (“the ‘940 Patent”) and U.S. patent 7,966,012 (“the ‘012 Patent”) were instituted for trial by the PTAB.    In May 2016, the PTAB granted our motion to disclaim the challenged claims of the ‘012 Patent and entered an adverse judgment against us with respect to those claims. In March 2017, the PTAB issued its decisions on the six outstanding IPRs, all of which relate to the ‘940 Patent.  The PTAB ruled in our favor on three of the six petitions, ruled in Qualcomm’s favor on two of the six petitions and issued a split decision on the claims covered in the sixth petition.  As a result of the PTAB decisions, certain claims of the ‘940 Patent which are the subject of our district court case against Qualcomm and HTC were found to be un-patentable.  In May 2017, we filed our notice of appeal of these decisions with the Federal Circuit.  Qualcomm also appealed the decisions that were unfavorable to them.

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

ParkerVision v. LG (District of New Jersey)

On July 21, 2017, we filed a patent infringement complaint in the district of New Jersey against LG for the alleged infringement of the same patents previously asserted against LG in the middle district of Florida (see ParkerVision v. Apple and Qualcomm above).  We elected to dismiss the case in the middle district of Florida and re-file in New Jersey as a result of a recent Supreme Court ruling regarding proper venue.  No trial dates have yet been established in this case.

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

ParkerVision v. Apple (Munich, Germany)

In October 2016, we filed a complaint in Munich Regional Court against Apple, Inc., Apple Distribution International, and Apple Retail Germany B.V. & Co. KG (collectively “Apple”) seeking damages and injunctive relief for the alleged infringement of the same German patent as in the LGE case (the “Apple I” case).  In February 2017, we amended our complaint adding the infringement of a second German patent and alleging infringement by Apple devices that incorporate an Intel transceiver chip.  The Munich Regional Court has bifurcated the new claims into a second case separate from the original Apple case (the “Apple II” case).  A hearing was held on May 4, 2017 in the Apple I case.   On June 22, 2017, the court deferred its ruling pending the validity decision from the German Federal Patent Court (see ParkerVision v. LG Electronics above).   The Apple II case is scheduled for a hearing on November 16, 2017.  In August 2017, Intel filed a nullity action in the German Federal Patent Court claiming invalidity of the patent that is the subject of the Apple II infringement case.

14.  Subsequent Events

On October 17, 2017, we sold 312,500 shares of common stock at $1.60 per share for proceeds of $0.5 million under a purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”).  In addition, Aspire Capital committed to purchase up to an aggregate of $20 million of shares of our common stock over the 30-month term of the agreement, and we issued 287,500 shares of our common stock to Aspire Capital as a commitment fee under this agreement.   Concurrent with entering into the purchase

agreement with Aspire Capital, we also entered into a registration rights agreement whereby we agreed to file a registration statement registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the agreement.   Our registration statement on Form S-1, filed on October 31, 2017, has not yet been declared effective by the SEC.

Under the agreement, after the registration statement has been declared effective, on any trading day selected by us, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital to purchase up to 150,000 shares of our common stock , provided that the aggregate purchase amount for such shares does not exceed $0.5 million and subject to the maximum aggregate amount of $20 million at a per share purchase price equal to the lesser of (i) the lowest sale price of our common stock on the purchase date; or (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which we submit a purchase notice to Aspire Capital, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price (“VWAP”) purchase notice directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of our common stock traded on its principal market on the next trading day, subject to a maximum number of shares we may determine.  The purchase price per share pursuant to the VWAP purchase notice is generally 97% of the volume-weighted average price for our common stock traded on its principal market on the VWAP purchase date, subject to terms and limitations of the agreement.

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

Recent Developments

Wi-Fi Product Introduction

In October 2017, we commenced sales of our new home and small business networking product line under the tradename, Milo™.  We currently offer two and three unit systems through online sales channels that include Amazon and our own online store, www.milowifi.com.

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

Liquidity and Capital Resources

At September 30, 2017, our capital resources consisted of approximately $0.4  million in cash, restricted cash equivalents and available-for-sale securities and approximately $0.2 million in restricted cash equivalents.

We used cash for operations of approximately $11.0 and $11.8 million for the nine month periods ended September 30, 2017 and 2016, respectively.  The decrease in cash used for operations is primarily the result of a decrease in payments for litigation fees and expenses which are paid from restricted cash equivalents, somewhat offset by increases in operating and inventory costs related to our new consumer product launch.  Our use of cash for the nine months ended September 30, 2017 was largely funded from the proceeds from the sale of our equity securities under At Market Issuance Sales Agreements (“ATM”).  We anticipate revenues and margin generated by our consumer product will begin to offset our operating costs in the fourth quarter of 2017, however the revenues and margins generated in the short-term will not be sufficient to fully fund our operations without the need for additional working capital.  Our capital resources at September 30, 2017 are not sufficient to support our working capital requirements for the next twelve months which raises substantial doubt about our ability to continue as a going concern.

We have approximately $3.2 million remaining available under our ATM agreement at September 30, 2017, and we intend to use the proceeds from the sale of common stock under this agreement to fund our short-term working capital needs.   Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to develop, market and sell existing and new products; (ii) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations; and/or (iii) our ability to obtain additional debt or equity financing.  We expect that revenue generated from product sales, patent enforcement actions, and technology licenses over the next twelve months may not be sufficient to cover our working capital requirements.   In the event we do not generate sufficient revenues to cover our operational costs and contingent repayment obligations, we will be required to use available working capital and/or raise additional working capital through the sale of equity securities or other financing arrangements.

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

Results of Operations for Each of the Three and Nine Months Ended September 30, 2017 and 2016

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

Refer to “Reconciliation of Non-GAAP Financial Measures” in this section for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures for the three and nine months ended September 30, 2017 and 2016.

Revenue and Gross Margin

Our revenue decreased approximately $4.0 million during the three and nine month periods ended September 30, 2017 when compared to the same period in 2016.  Our gross margin decreased approximately $3.7 million during the three and nine month periods ended September 30, 2017 when compared to the same period in 2016.  The decrease in revenue and margin for both the three and nine month periods is the result of licensing and settlement revenue and related cost recognized in the third quarter of 2016 that is not recurring in 2017.   We began shipments of our Milo Wi-Fi consumer products

in October 2017 and expect to recognize revenue and margin from that product line beginning in the fourth quarter of 2017.

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

Our research and development expenses decreased approximately $0.1 million, or 10%, during the three months ended September 30, 2017 when compared to the same period in 2016.  This is primarily the result of a decrease in share-based compensation expense of approximately $0.2 million, partially offset by an increase in personnel and related costs of approximately $0.1 million.

Our research and development expenses increased approximately $1.2 million, or 49%, during the nine months ended September 30, 2017 when compared to the same period in 2016.  This is primarily the result of an increase in costs related to integrated circuit design and fabrication of approximately $0.4 million, an increase in share-based compensation expense of approximately $0.1 million, an increase in personnel and related costs of approximately $0.2 million, an increase in software licensing and support costs of approximately $0.1 million, and an increase in outside engineering design services of approximately $0.1 million.

The increases in personnel costs for the three and nine month periods is a result of staff additions to support the new consumer product line.  The changes in share-based compensation expense for the three and nine month periods ended September 30, 2017 is the result of expense attribution related to vesting of share-based awards granted to engineering executives and other employees in August 2016 and August 2017. The increases in integrated circuit design and fabrication, software licensing and support, and engineering design services are primarily related to development of a Wi-Fi system on chip.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of executive, director, sales and marketing, and finance and administrative personnel costs, including share-based compensation, and costs incurred for insurance, shareholder relations and outside legal and professional services, including litigation expenses.

Our selling, general and administrative expenses decreased by approximately $0.2 million, or 5%, during the three months ended September 30, 2017 when compared to the same period in 2016.  This is primarily the result of a $0.7 million decrease in share-based compensation expense partially offset by an increase of approximately $0.5 million in marketing and advertising costs.

Our selling, general and administrative expenses decreased approximately $4.0 million or 30%, during the nine months ended September 30, 2017 when compared to the same period in 2016.  This is the result of a decrease in litigation fees and expenses of approximately $5.5 million, partially offset by an increase in marketing and advertising costs of approximately $0.8 million, an increase in personnel and related cost of approximately $0.3 million.

The decrease in litigation related fees and expenses is primarily related to contingent fee arrangements with our litigation firms.  The increases in marketing and advertising costs and the increases in personnel costs are related to the launch and support of our new consumer product.

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

For the nine months  ended September 30, 2017, we recorded a decrease in the fair value of our secured contingent payment obligation of approximately $0.1 million, compared to an increase in the fair value of our secured contingent payment obligation of approximately $3.0 million for nine months ended September 30, 2016.  The changes in fair value are a result of changes in the estimated timing and amount of projected future cash outflows resulting from the funded actions.

Adjusted Net Loss and Adjusted Net Loss Per Share

Adjusted net loss increased by approximately $3.7 million during the three months ended September 30, 2017 when compared to the same period in 2016.  The increase in adjusted net loss is primarily the result of the revenue in the three months ended September 30, 2016 which was not recurring in 2017, somewhat offset by increases in marketing and advertising costs.   On a per share basis, our adjusted net loss per common share increased by $0.20 per share.   This increase is a result of the increase in our adjusted net loss and a 40% increase in our weighted average common shares outstanding.

Adjusted net loss remained the same between the nine months ended September 30, 2017 when compared to the same period in 2016.  On a per share basis, our adjusted net loss per common share decreased by $0.28 per share, or 29%.   This decrease is primarily a result of a 42% increase in our weighted average common shares outstanding.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of our net loss to the non-GAAP measure of adjusted net loss for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(4,380)	$(2,334)	$(12,916)	$(15,838)
Excluded items:
Share-based compensation	503	1,423	1,708	1,488
Change in fair value of contingent payment obligation	38	726	(129)	3,033
Adjusted net loss	$(3,839)	$(185)	$(11,337)	$(11,317)

The following table presents a reconciliation of our net loss per common share to the non-GAAP measure of adjusted net loss per common share for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic and diluted net loss per common share	$(0.24)	$(0.18)	$(0.76)	$(1.33)
Excluded items on a per share basis	0.03	0.17	0.09	0.38
Adjusted net loss per common share	$(0.21)	$(0.01)	$(0.67)	$(0.95)

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of September 30, 2017, we had outstanding warrants to purchase approximately 0.4 million shares of our common stock.  The estimated grant date fair value of these warrants of approximately  $0.8 million is included in shareholders’ (deficit) equity in our condensed consolidated balance sheets.  The outstanding warrants have an average exercise price of $2.21 per share and a weighted average remaining life of approximately 3 years.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

For the three and nine months ended September 30, 2017, there were no material changes from the market risk information disclosed under Item 7A of Part II of our Annual Report.  We are exposed to market risk from changes in currency exchange rates that could impact our results of operations and financial position.  We have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period.  Any gains or losses recognized for changes in currency exchange rates are included in operating expenses in our condensed consolidated statements of comprehensive loss.  We do not consider the market risk from changes in currency exchange rates to be material.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

During our quarter ended September 30, 2017, we implemented an inventory module within our existing financial reporting system to support our inventory management, purchase and sales processes.  We also implemented an ecommerce system to support future revenue, receivables and collections.  The implementation of these systems resulted in the addition of reports, interfaces and automated controls as well as manual controls and processes designed to ensure the accuracy of financial and other data.  Therefore, we have modified the design and documentation of internal control processes and procedures to enhance existing internal controls.  These changes were undertaken to support our ecommerce product launch.

Except for the matters discussed above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Reference is made to the section entitled “Legal Proceedings” in Note 13 to our unaudited condensed consolidated financial statements included in this quarterly report for a discussion of current legal proceedings, which discussion is incorporated herein by reference.

ITEM 1A.  Risk Factors.

In addition to the information in this quarterly report, the risk factors disclosed in our Annual Report should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.

We are reliant on component suppliers and contract manufacturers for adequate supply of components for our products, and the failure of our supply chain due to financial problems of suppliers, a shortage of adequate component supply or manufacturing capacity, or other factors that results in an increase in our costs or a delay in our ability to fill customer orders, could have an adverse impact on our business or operating results.

Our growth and ability to meet customer demand for our products depend, in part, on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing or capacity issues at our suppliers or contract manufacturers, financial problems of our suppliers, or strong demand in the industry for those parts. During periods of shortages or delays, the price of components may increase, or the components may not be available at all. We may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products to meet customer demand. A reduction or interruption in supply, a significant increase in the price of one or more components, or a failure to appropriately adjust our requirements based on our business needs, could adversely impact our revenue and gross margins.

If we fail to properly estimate customer demand for our products, an oversupply of component parts could result in excess or obsolete inventory that could adversely affect our operating results.

Our operating results would be adversely affected if, anticipating greater demand for our products than actually develops, we commit to the purchase of more component parts than we need which is more likely to occur in a period of demand uncertainties such as during the rollout of a new product line like our Milo product line.  In addition, component purchase commitments made by us in order to shorten lead times could also lead to excess and obsolete inventory charges.  If we fail to anticipate customer demand properly, an oversupply of component parts could result in excess or obsolete components that could adversely affect our gross margins and operating results.

If we experience quality issues with our products, our competitive position, business and market opportunity may be impaired.

We produce products that incorporate leading-edge technology, including both hardware and software. Software typically contains bugs that can unexpectedly interfere with expected operations. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. If we have to replace certain components and provide remediation in response to the discovery of defects or bugs in products that we had shipped, there can be no assurance that such remediation would not have a material impact. An inability to cure a product defect could result in the failure of a product line, damage to our reputation, inventory costs, or product reengineering expenses, any of which could have a material impact on our revenue, margins, and net income.

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

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

On November 14, 2017, we issued a press release announcing our financial condition and results of operations for the three and nine months ended September 30, 2017.  The earnings press release is attached hereto as Exhibit 99.1.

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

ParkerVision, Inc.
Registrant

November 14, 2017	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 14, 2017	By:	/s/Cynthia L. Poehlman
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