Form 10-K
period 2017-12-31
PARKERVISION INC
filed 2018-03-29
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)	(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

 (Check one):

Large accelerated filer ( )	Accelerated filer ( )
Non-accelerated filer ( )	Smaller reporting company (X)
(Do not check if a smaller reporting company)	Emerging growth company ( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   (  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).   Yes (  ) No (X)

As of June 30, 2017, the aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant was approximately $30,366,337 (based upon $1.79 share closing price on that date, as reported by NASDAQ).

As of March 28, 2018, 23,806,746 shares of the Issuer's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Shareholders, to be filed not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III (Items 10, 11, 12, 13, and 14) of this report.

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

PART I

Item 1.  Business.

We were incorporated under the laws of the state of Florida on August 22, 1989.  We are in the business of innovating fundamental wireless hardware and software technologies and products.  We have designed and developed a consumer distributed WiFi product line that is being marketed under the brand name Milo®.  We also design and develop proprietary radio frequency (“RF”) technologies for use in wireless communication products.  We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States (“U.S.”) and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.

Based on the manner in which our management views and evaluates our operations, we have determined that our business currently operates under a single operating and reportable segment.  Refer to our consolidated financial statements in Item 8 of this Annual Report for financial data including net losses from operations and total assets.

Recent Developments

Nasdaq Compliance

On August 11, 2017, we received a notice from the Listing Qualifications Department of Nasdaq stating that, for the last 30 consecutive business days, the market value of the our listed securities (“MVLS”) had been below the minimum of $35 million required for continued inclusion on the Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with the notification, we were afforded 180 calendar days, or until February 7, 2018, to regain compliance.  In order to regain compliance, our MVLS needed to remain at $35 million or more for a minimum of ten consecutive business days.  On February 13, 2018, we received notification that, based upon our continued non-compliance, our securities would be subject to delisting from Nasdaq unless we timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”).  We requested a hearing before the Panel and currently, any delisting action has been stayed pending a decision from the Panel regarding our plan to regain compliance with the MVLS or other Nasdaq listing requirements and our request for an extension of time within which to regain compliance.

On March 22, 2018, we received a notice from Nasdaq stating that, for the last 30 consecutive business days, the closing bid price for our common stock had been below the minimum of $1.00 per share required for continued inclusion on Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that we would be afforded 180 calendar days (until September 18, 2018) to regain compliance with the minimum bid price requirement.  In order to regain compliance, the bid price for shares of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days.  The notification letter also states that in the event we do not regain compliance within the 180 day period, we may be eligible for additional time to the extent we meet the other listing requirements.

WiFi Product Introduction

In October 2017, we began selling a home and small business networking product line under the brand name, Milo®.  We currently offer our Milo products through online sales channels that include Amazon.com, Walmart.com, NeweggBusiness.com, and our own online store, www.milowifi.com.  We also started a direct sales campaign targeting internet service providers for their inclusion of Milo products in offerings to their own customers.

ParkerVision v. Apple and Qualcomm (Middle District of Florida)

On March 8, 2018, the district court in the middle district of Florida denied a motion filed by Qualcomm to transfer the case to the southern district of California.   The court also denied a motion filed by Apple to dismiss the case for improper venue.  We are awaiting a revised court schedule for the proceedings, including the claim construction hearing that was originally scheduled for January 2018.

General Development of Business

Our core business since 2005 has been focused on the development of wireless technologies.  Our technologies represent among other things, unique, proprietary methods for processing RF waveforms in wireless applications. Our technologies apply to both transmit and receive functions of transmitters, receivers, and transceivers as well as other related RF communications functions. A portion of our transmit technology is marketed as Direct2Power™, or d2p™, and enables the transformation of a baseband data signal to an RF carrier waveform, at the desired RF power output level, in a single unified operation. A portion of our receiver technology is marketed as Direct2Data™, or d2d™, and enables the direct conversion of an RF carrier to a baseband data signal, as well as enabling the direct conversion of a baseband signal to a modulated RF carrier signal.  This technology is also referred to as energy transfer sampling down conversion for receivers and/or pulse-shaping up conversion for transmitters.  We have developed these and a number of additional innovations which are protected by the intellectual property we have secured in various patent families for RF and related functions in RF-based communications.

For a number of years, we marketed our RF technologies and integrated circuit products for use in mobile products and applications.  Our lack of tenure in the mobile handset industry coupled with the unique nature of our technology resulted in lengthy and intense technology evaluation and due diligence efforts by potential customers. Furthermore, in order to utilize our technology in a mobile handset application, we were reliant upon the provider of the baseband processor that generates the data to be transmitted or received by our RF chipsets.  Although our technology is capable of interfacing with any baseband processor, the development of the interface between the baseband processor and our chipset requires a cooperative effort with the baseband provider. Accordingly, our marketing efforts were dependent on the activities of third parties. In addition, we believe our technology has been broadly infringed by others thereby reducing the competitive advantage of our technologies. We believe these factors hindered our sales efforts, particularly in markets for portable and consumer wireless applications such as mobile Smartphones and tables.

In 2011, through analysis of conference papers and tear down reports, we concluded that Qualcomm’s products were infringing our energy transfer sampling down conversion technology.  Based on our belief that our technology is widely-deployed in the mobile handset market as a result of infringement of our patents, we began to more vigorously pursue an intellectual property licensing strategy which included enforcement actions. We filed a patent infringement lawsuit against Qualcomm in July 2011.  Although this case resulted in a $173 million jury award in 2013 for Qualcomm’s infringement of several of our patents, the jury’s decision was ultimately overturned by the district court judge, a decision that was later upheld on appeal.  Despite the courts’ decisions in this Qualcomm action, we continue to believe that certain of our technologies are broadly infringed and have wide-spread application in the industry.

From 2014 through 2017, we pursued licensing opportunities for our technologies, including through additional litigation where we deemed necessary to protect our patent rights.  These efforts resulted in a patent license and settlement agreement with Samsung in 2016.  We currently have ongoing patent infringement actions against Qualcomm, Apple and LG in both the U.S. and Germany as well as an action against HTC in the U.S.  See “Legal Proceedings” in Note 13 to our consolidated financial statements included in Item 8 for a full discussion of our patent-related litigation activities.  A significant portion of our litigation costs in 2017 and 2016 were funded under a secured contingent payment arrangement with Brickell Key Investments (“BKI”) and other contingent arrangements with our legal counsel.  See “Liquidity and Capital Resources” in Item 8 for a full discussion of our litigation funding arrangements.

In addition to our patent enforcement activities, from 2013 through 2017, we also designed and developed products that included integrated circuits (“ICs”) based on our proprietary technologies as well end-user WiFi products aimed at the home and small business networking market.  These product development efforts culminated in the launch of our Milo brand product line, which began selling in October 2017.

We anticipate our future business will include continued expansion of our Milo product line to include additional complimentary products as well as expanded features and functionality of the current products.  Our expansion is expected to result both from internally-developed components, products and features as well as through the acquisition of complimentary business and/or product lines or through joint venture opportunities.    We also anticipate a continued focus on licensing our intellectual property for incorporation into wireless devices designed and manufactured by others.

Our technology is capable of being incorporated for any of the mobile handset standards, as well as a variety of other communications protocols, including WiFi.  By pursuing both licensing and product opportunities, we believe our technologies can be deployed in multiple markets that incorporate RF transmitters, receivers, and/or transceivers, including mobile handsets, tablets, femtocells, digital television, machine-to-machine, RF identification, cable modems, satellite communication, and infrastructure, among others.  In order to secure proper compensation for the unauthorized use of our technologies by others, our licensing efforts also include enforcement actions against parties in some of these markets who we believe have already deployed products that infringe certain of our patented technologies.

Milo WiFi Products

Product Offerings

Our Milo-branded WiFi product line is a cost-effective networking system that enhances WiFi connectivity by effectively distributing the WiFi signal from existing routers and modems throughout a broader coverage area, eliminating WiFi dead zones and creating a more even distribution of data rates across the coverage area.  Our product offering currently includes a two-unit system designed for coverage areas of up to 2,000 square feet and a three-unit system designed for coverage areas of up to 4,000 square feet.  The Milo system can connect to an existing router via Ethernet cable.  Alternatively, the system can connect to the router wirelessly through our BaseLink technology thus enabling the Milo user to eliminate redundancy of coverage from an existing router while also optimizing and maximizing the overall coverage area. Our embedded SmartSeek intelligence enables the Milo system to delegate signal communication across multiple radios in each Milo unit, thereby optimizing the network path for each unique environment.  The systems are supported by easy-to-use mobile applications for both Apple and Android devices to enhance the overall customer experience.

Markets

Our goal is to provide a cost-effective product solution for inadequate WiFi coverage for consumers, small businesses and certain vertical markets, such as internet service providers.  The growing number of internet-connected devices, including smart phones, laptops, tablets, Smart Home, and Internet of Things (“IoT”) devices such as Smart TVs, security cameras, thermostat controls, game consoles, etc., have increased the need for more robust and reliable networking solutions.  Internet connections are being upgraded through high-speed broadband technologies in order to address more complex applications and rich multimedia content.  Meanwhile, users want the convenience and flexibility of operating truly mobile devices.   As a result, the need for more convenience, broader coverage, and increased reliability of residential and small business WiFi networks is increasing demand for wireless networking products.

Sales Channels

We began selling our Milo WiFi products in the U.S. in 2017 primarily through Amazon.com and our own online store.    In 2018, we began expanding our online sales channels to include Walmart.com and NeweggBusiness.com.  We will be further expanding our sales channels to include additional online retailers and wholesale distributors, including consignment arrangements.  The wholesale distributors are expected to supply products to additional online retail channels and internet service providers.   In addition, we are marketing our products and related services directly to internet service providers in the U.S.  We also anticipate expansion of our sales channels into Canada and Europe in 2018.  Amazon.com accounted for 10% or more of our net revenue for the year ended December 31, 2017.

Integrated Circuit Products

Our PV5870 IC is a modulator/demodulator component based on our proprietary technologies and targeted for markets that use less integrated RF transceivers than those used by the mobile handset market, such as infrastructure, industrial and military applications. We sell our PV5870 IC through a distribution relationship with RFMW, Ltd.  Our sales of these ICs have been minimal to date.

In August 2017, we completed initial prototypes of our PV6870 IC, a complete single chip WiFi solution intended for sale to product manufacturers who want to incorporate WiFi wireless connectivity into their products.  These ICs were developed in connection with third-parties and incorporate our RF technologies.  Due to our limited resources, we decreased our investment commitment toward this product late in 2017 but expect to continue to pursue this design in 2018.

Production and Supply

We purchase several key components for our products from third-party suppliers, including contract manufacturers, on a purchase order basis. Our components generally have multiple sources of supply; however some components are designed specifically for our products and, in some cases, require specialty tooling.  Our third-party suppliers generally purchase the materials for these components on our behalf on a purchase order basis.  Lead times for our component products are generally 60 to 90 days without incurring additional costs for expediting.  If our suppliers fail to satisfy our supply requirements, or we fail to adequately anticipate demand for our product, our ability to meet scheduled product deliveries would be impaired and we may lose sales and experience increased component costs.  To mitigate our supply risk, we maintain an inventory of component and finished product inventory.

We have produced ICs through fabrication relationships with IBM Microelectronics (“IBM”) and Taiwan Semiconductor Manufacturing Company Limited (“TSMC”).  In addition, we own the tooling for fabrication of our PV5870 IC.  Given the limited sales to date of our PV5870 ICs, we do not anticipate additional fabrication of this product in the foreseeable future.

Competitive Position

We operate in a highly competitive industry against companies with greater brand recognition and substantially greater financial, technical, and sales and marketing resources.  As a result, they may have larger distribution channels and greater reach to customers than we do.

Our WiFi products compete with WiFi networking products offered by companies such as Google, Belkin/Linksys, NetGear, Eero, and others.  We also expect to face competition from service providers who bundle competing networking devices with their service offering if we are not the supplier of choice for those service providers.  We believe the principal competitive factors in the markets for our networking products include product performance, ease-of-installation, price, customer support, brand and the breadth of sales channels.  To compete, we must continue to invest in developing new products and features, expanding our sales channels and maintaining superior customer support.

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

Patents and Trademarks

We consider our intellectual property, including patents, patent applications, trademarks, and trade secrets to be significant to our competitive positioning.  We have a program to file applications for and obtain patents, copyrights, and trademarks in the U.S. and in selected foreign countries where we believe filing for such protection is appropriate to establish and maintain our proprietary rights in our technology and products.  As of December 31, 2017, we had 198 U.S. and 36 foreign patents related to our RF technologies.  In addition, we have approximately 30 U.S. and foreign patent applications pending.  We estimate the economic lives of our patents to be fifteen to twenty years and our current portfolio of issued patents have expirations ranging from 2018 to 2034.

Research and Development

We have made significant investments in research and development in order to develop existing and new technologies in-house and to evaluate and test existing and new third-party technologies.  Our research and development efforts have included the development and advancement of RF technologies, including the development of prototype ICs and related software interfaces, development and testing of our networking products, including the operating system software and mobile applications for those products, and the creation of test programs for quality control testing of our products.  For the years ended December 31, 2017 and 2016, we spent approximately $4.3 million and $3.3 million, respectively, on Company-sponsored research and development activities.

Sales, Marketing and Customer Support

We support our sales channels through advertising, online promotions, and video testimonials and demonstrations.   Our sales and marketing team, which includes both in-house and outside resources, focuses on brand development, product strategy, the new product introduction process, demand assessment, and competitive analysis as well as channel expansion including direct sales to internet service providers.  This team is also responsible for driving the traditional and digital marketing strategies and public relations.

Consumers often lack the technical knowledge and resources to implement advanced technologies. Therefore a customer-friendly installation experience is an important factor for this market.   Our systems are designed with the consumer experience in mind.   In addition, we have an internal, U.S.-based customer support group that provides support to those customers who have more complex environments or desire additional support.  We provide customer support through a variety of channels including phone, chat, social media and email.   Our support team also manages our technical support knowledge base for self-help customers and gathers customer feedback that is used to enhance our future product offerings.  We believe an outstanding customer service experience is a differentiating factor for our products.

Employees

As of December 31, 2017, we had 45 full-time and 5 part-time employees, including 18 in research and development, 12 in sales, marketing and customer support, 7 in operations including sourcing and production, and 13 in executive management, finance, information systems and administration.  We also utilize a number of temporary or contract staff to supplement our workforce.  Our employees are not represented by any collective bargaining agreements and we consider our employee relations to be satisfactory.

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

Our independent registered public accounting firm has included in their audit opinion on our consolidated financial statements as of and for the year ended December 31, 2017 a statement with respect to substantial doubt regarding our ability to continue as a going concern.  Note 2 to our consolidated financial statements included in Item 8 includes a discussion regarding our liquidity and our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.  The substantial doubt as to our ability to continue as a going concern may adversely affect our ability to negotiate reasonable terms with our suppliers and may adversely affect our ability to raise additional capital in the future.

We have had a history of losses which may ultimately compromise our ability to implement our business plan and continue in operation.

We have had losses in each year since our inception in 1989, and continue to have an accumulated deficit which, at December 31, 2017, was approximately $371.4 million.  The net loss for 2017 was approximately $19.3 million.  To date, our technologies and products have not produced revenues sufficient to cover operating, research and development and overhead costs.  We will continue to make expenditures on patent protection and enforcement, research and development, marketing and sales, and general operations in order to secure and fulfill any contracts that we achieve for the sale of our products or technologies.  Our revenues in 2018 may not bring us to profitability and our current capital resources are not sufficient to sustain our operations through 2018.  If we are not able to generate sufficient revenues or obtain sufficient capital resources, we will not be able to implement our business plan or meet our current obligations due within the twelve months after the issuance date of our consolidated financial statements and investors will suffer a loss in their investment.  This may also result in a change in our business strategies.

We will need to raise substantial additional capital in the future to fund our operations.  Failure to raise such additional capital may prevent us from implementing our business plan as currently formulated.

Because we have had net losses and, to date, have not generated positive cash flow from operations, we have funded our operating losses primarily from the sale of equity securities and through our secured contingent debt obligation.  Our capital resources include cash, cash equivalents, including restricted cash equivalents, and available-for-sale securities of $1.4 million at December 31, 2017.  Our business plan will continue to require significant expenditures for research and development, patent protection and enforcement, marketing and sales, and general operations.  For the year ended December 31, 2017, we used $14.1 million in cash for operations which was funded primarily through the sale of equity securities.  We expect the implementation of significant cost reduction measures in order to reduce our

cash needs may jeopardize our operations and future growth plans.   Our current capital resources will not be sufficient to meet our working capital needs for the twelve months after the issuance of our consolidated financial statements and we will require additional capital to fund our operations.  Additional capital may be in the form of debt securities, the sale of equity securities, including common or preferred stock, additional litigation funding, or a combination thereof.   Failure to raise additional capital will have a material adverse impact on our ability to achieve our business objectives.

The issuance of debt securities or additional equity securities may impose covenants or restrictions that create operational limitations or other obligations.

We will require additional capital to fund our operations and meet our current obligations due within the twelve months after the issuance date of our consolidated financial statements. Financing, if any, may be in the form of debt or sales of equity securities, including common or preferred stock.  The sale of equity securities, including common or preferred stock, may result in dilution to the current shareholders’ ownership and may be limited by the number of shares we have authorized and available for issuance. Debt instruments or the sale of preferred stock may result in the imposition of operational limitations and other covenants and payment obligations, any of which may be burdensome to us and may have a material adverse impact on our ability to implement our business plan as currently formulated.

Our ability to utilize our tax benefits could be substantially limited if we fail to generate sufficient income or if we experience an “ownership change.”

We have cumulative net operating loss carryforwards (“NOLs”) totaling approximately $328.4 million at December 31, 2017 which expire in varying amounts from 2018 to 2036.  Our ability to fully recognize the benefits from those NOLs is dependent upon our ability to generate sufficient income prior to their expiration.  In addition, our NOL carryforwards may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code.  In general, an ownership change under Section 382 occurs if 5% shareholders increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a relevant lookback period. In order to avoid limitations imposed by Section 382 of the Code, we may be limited in the amount of additional equity securities we are able to sell to raise capital.  Accordingly, our desire to preserve our NOLs may cause us to forgo otherwise attractive funding opportunities.

Our litigation funding arrangements may impair our ability obtain future financing and/or generate sufficient cash flows to support our future operations.

We have funded much of our cost of litigation through contingent financing arrangements with a third-party funder and contingent fee arrangements with legal counsel.  The repayment obligation to the third-party funder is secured by our assets until such time that we have repaid a specified minimum return.  Furthermore, our contingent financing arrangements will result in reductions in the amount of net proceeds retained by us from litigation, licensing and other patent-related activities.  For example, the third-party litigation funder is entitled to priority payment of at least the next $10.7 million in patent-related proceeds received by us.  Thereafter, any remaining net proceeds will be prorated between us, our legal counsel and the third-party funder. The long-term continuation of our business plan is dependent upon our ability to secure sufficient financing to support our business, and our ability to generate revenues and/or patent related proceeds sufficient to offset expenses and meet our contingent payment obligation.  Failure to generate revenue or other patent-related proceeds sufficient to repay our contingent obligation may impede our ability to obtain additional financing which will have a material adverse effect on our ability to achieve our long-term business objectives.

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

We rely on our intellectual property rights, including patents and patent applications, to provide competitive advantage and protect us from theft of our intellectual property. We believe that our patents are for entirely new technologies and that our patents are valid, enforceable and valuable. However, third parties have made claims of invalidity with respect to certain of our patents and other similar claims may be brought in the future. For example, in one of our litigations with Qualcomm Incorporated, the appellate court ruled that ten of eleven patent claims that were the subject of such action were invalid. If our patents are shown not to be as broad as currently believed, or are otherwise challenged such that some or all, of the protection is lost, we will suffer adverse effects from the loss of competitive advantage and our ability to offer unique products and technologies. As a result, there would be an adverse impact on our financial condition and business prospects. Furthermore, defending against challenges to our patents may give rise to material costs for defense and divert resources away from our other activities.

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

Because of the rapid technological development that regularly occurs in the wireless technology industry, we must continually devote substantial resources to developing and improving our technology and introducing new product offerings.  For example, in fiscal years 2017 and 2016, we spent approximately $4.3 million and $3.3 million, respectively, on research and development and, we expect to continue to spend a significant amount in this area in the future. These efforts and expenditures are necessary to establish market share and, ultimately, to generate revenues. If another company offers better products or technologies, a competitive position or market window opportunity may be lost, and therefore our revenues or revenue potential may be adversely affected.

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

Because of Mr. Parker’s leadership position in the company and the respect he has garnered in both the industry in which we operate and the investment community, the loss of his services might be seen as an impediment to the execution of our business plan.  If Mr. Parker was no longer available to the company, investors might experience an adverse impact on their investment.  We maintain $5 million in key-employee life insurance for our benefit for Mr. Parker.

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

On February 13, 2018, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon our continued non-compliance with Nasdaq Listing Rule 5500(b)(2), which requires an issuer to maintain a minimum market value of listed securities (“MVLS”) of $35 million, our securities would be subject to delisting from Nasdaq unless we timely requested a hearing before a Nasdaq Hearings Panel.  We requested a hearing and any delisting action has currently been stayed pending a decision from the Nasdaq Hearings Panel regarding our plan to regain compliance with the MVLS or other Nasdaq listing requirements and our request for an extension of time within which to regain compliance.  Also, on March 22, 2018, we received a notice from the Listing Qualifications Department of Nasdaq stating that, for the last 30 consecutive business days, the closing bid price for our common stock had been below the minimum of $1.00 per share required for continued inclusion on the Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that we would be afforded 180 calendar days (until September 18, 2018) to regain compliance with the minimum bid price requirement.  In order to regain compliance, the bid price for shares of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days.  Delisting could adversely affect our ability to raise additional financing through the public or private sale of our equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Our outstanding options, warrants, and restricted share units may affect the market price and liquidity of the common stock.

At December 31, 2017, we had 21.2 million shares of common stock outstanding and had 1.9 million options, warrants, and restricted share units outstanding for the purchase and/or issuance of additional shares of common stock.  Of these outstanding equity instruments, 1.1 million were exercisable as of December 31, 2017.  The shares of common stock underlying these securities are registered for sale to the holder or for public resale by the holder.  The amount of common stock available for the sales may have an adverse impact on our ability to raise capital and may affect the price and liquidity of the common stock in the public market.  In addition, the issuance of these shares of common stock will have a dilutive effect on current shareholders’ ownership.

The price of our common stock may be subject to substantial volatility.

The trading price of our common stock has been and may continue to be volatile.  Between January 1, 2016 and December 31, 2017 (after giving effect to the one-for-ten reverse stock split on March 30, 2016), the reported high and low sale prices for our common stock ranged between $8.18 and $1.02 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control.  These factors include, but are not limited to, developments in outstanding litigations, our performance and prospects, general conditions of the markets in which we compete, and economic and financial conditions.  Such volatility could materially and adversely affect the market price of our common stock in future periods.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our headquarters are located in a 14,000 square foot leased facility in Jacksonville, Florida.  We have an additional 7,000 square foot leased facility in Lake Mary, Florida primarily for engineering design activities.  These facilities consist of general office space with laboratory facilities for product development activities.  We also lease a 3,000 square foot facility in Jacksonville, Florida that serves as our warehousing and manufacturing space.  We believe our properties are in good condition and suitable for the conduct of our business.  Refer to “Lease Commitments” in Note 13 to our consolidated financial statements included in Item 8 for information regarding our outstanding lease obligations.

Item 3.  Legal Proceedings.

Refer to “Legal Proceedings” in Note 13 to our consolidated financial statements included in Item 8 for a discussion of current legal proceedings.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “PRKR.”  The following table sets forth, for the periods indicated, the range of the high and low sale prices of our common stock for the last two fiscal years, as reported by Nasdaq with prices adjusted for our one-for-ten reverse stock split that occurred on March 30, 2016.

	2017		2016
	High	Low	High	Low
Quarter ended March 31	$3.80	$1.60	$4.00	$1.69
Quarter ended June 30	2.72	1.75	3.90	2.19
Quarter ended September 30	2.24	1.57	8.18	3.07
Quarter ended December 31	1.73	1.02	4.55	1.84

Holders

As of March 12, 2018, we had approximately 104 holders of record and we believe there are approximately 12,800 beneficial holders of our common stock.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are in the business of innovating fundamental wireless hardware and software technologies and products.  We have designed and developed a consumer distributed WiFi product line that is being marketed under the brand name Milo.  We also design and develop proprietary RF technologies for use in wireless communication products.  We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the U.S. and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.

We have a growth strategy that includes wireless product development, manufacturing and sales; and intellectual property licensing and enforcement.  Our longer-term growth strategy anticipates acquisition of, or other product ventures with, companies that have businesses that are synergistic with our products and technologies, particularly in the IoT space.  We have significant net operating loss (“NOL”) carryforwards that we consider a key asset of our business as these NOLs can provide shelter to over $300 million of future earnings.

Our product development and marketing efforts are primarily focused on wireless networking products for homes and small businesses.  Our Milo-branded WiFi product line is a cost-effective networking system that enhances WiFi connectivity by effectively distributing the WiFi signal from existing routers and modems throughout a broader coverage area, eliminating WiFi dead zones and creating a more even distribution of data rates across the coverage area.  We currently sell our WiFi products through online retailers such as Amazon.com, Walmart.com, and NeweggBusiness.com, as well as through our own ecommerce web site.  We also have a direct sales effort targeting internet service providers who provide WiFi equipment to their internet service customers.  In 2018, we anticipate expansion of our product line as well as further expansion of our distribution channels.  Our product expansion is expected to result both from internally-developed components, products, and features as well as through the acquisition of complimentary business and/or product lines or through joint venture opportunities.   We anticipate expanding our sales channels to include additional online retailers and wholesaler distributors as well as geographic expansion planned for Canada and Europe.

We continue to aggressively pursue licensing opportunities with wireless communications companies that make, use or sell chipsets and/or products that incorporate RF.  We believe there are a number of wireless communications companies that can benefit from the use of the RF technologies we have developed, whether through a license or, in certain cases, a joint product venture that may include licensing rights.  From time to time, our licensing efforts require litigation in order to enforce and/or defend our intellectual property rights.  Since 2011, we have been involved in patent infringement litigation against Qualcomm and others for the unauthorized use of our technology.  In July 2016, we entered into a confidential patent license and settlement agreement with Samsung that resulted in the elimination of Samsung from all of our enforcement actions.  Refer to “Legal Proceedings” in Note 13 to our consolidated financial statements included in Item 8 for a complete discussion of our legal proceedings.  We have expended significant resources since 2011 on the enforcement and defense of our intellectual property rights.

Liquidity and Capital Resources

We used cash for operations of $14.1 million in 2017, representing a $0.3 million, or 2%, decrease from our use of cash for operations the same period 2016.  This decrease in cash usage is primarily the result of a decrease in cash used for legal expenses associated with our patent infringement litigation, largely offset by increased cash usage related to inventory expansion and other costs related to the development and launch of our WiFi networking product line.

At December 31, 2017, we had a working capital deficit of approximately $0.2 million, an increase of approximately $0.3 million compared to the same period in 2016.  This increase is largely due to an increase in product and component inventory for our WiFi products of approximately $0.9 million, an increase in our prepaid assets of approximately $0.3 million and an increase in our cash, cash equivalents and restricted cash equivalents of approximately $0.2 million, partially offset by an increase of approximately $1.2 million in our current liabilities.

We have incurred significant losses from operations and negative cash flows in every year since inception, largely as a result of our significant investments in developing and protecting our intellectual property.  For the year ended December 31, 2017, we incurred a net loss of approximately $19.3 million and had an accumulated deficit of approximately $371.4 million.  We had cash, cash equivalents, and available-for-sale securities totaling approximately $0.4 million and restricted cash equivalents of $1.0 million at December 31, 2017.  Our independent registered public accounting firm has included in their audit report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  See Note 2 to our consolidated financial statements included in Item 8 for a discussion of our liquidity and our ability to continue as a going concern.

We have utilized the proceeds from the sales of our equity securities and our contingent funding arrangement with BKI to fund our operations, including litigation costs.  In 2016, we received an aggregate of $13 million from BKI, $11 million of which was designated for use in payment of legal fees and expenses in connection with certain patent infringement proceedings and $2 million of which was used for general working capital purposes. In December 2017, we received an additional $1 million in funding from BKI designated specifically for our German patent enforcement actions.  BKI has a right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions.  We repaid approximately $3.3 million of this contractual obligation in 2016 from proceeds received from patent licensing and settlement agreements.   As of December 31, 2017, the contingent repayment obligation to BKI is recorded at its estimated fair value of approximately $15.9 million which represents management’s best estimate of the discounted cash flows to be paid to BKI.  Although current working capital will not be used to repay this obligation, BKI is entitled to priority payment of 100% of at least the next $10.7 million in proceeds received by us from any patent-related action.  Thereafter, BKI is entitled to a portion of additional patent-related proceeds up to at least a specified minimum return.  In addition, funds received from patent-related activities may be subject to prorated contingent payments to legal counsel.

Although we have significantly reduced the working capital needed to fund litigation activities, the arrangements with outside counsel and BKI will reduce the net proceeds that we receive from patent-related activities, including litigation awards, settlements and licenses.  After deduction of priority payments to BKI, any remaining net proceeds from specific patent enforcement actions will be prorated and prioritized between us, our legal counsel, and BKI based upon a number of factors including whether the proceeds are a result of a contingently-funded action, the magnitude, nature and timing of the proceeds received, and the contingent percentage agreed to between the parties.  Based on our current outstanding legal proceedings, management expects that the contingent fees payable to others could range from 25% to 80% of the net proceeds remaining after priority reimbursement to BKI.  These contingent fees are limited to specific actions and are expected to decline following successful completion of our current phase of licensing and patent enforcement activities.

In addition to the proceeds from our contingent funding arrangement, we received net proceeds from the sale of equity securities of $13.7 million for the year ended December 31, 2017.  These proceeds included an aggregate of approximately $12.6 million in net proceeds from the sale of approximately 6.2 million registered shares of our common stock under at-market issuance (“ATM”) sales agreements.   The shares were registered under a shelf registration statement filed with the SEC in November 2016 for the offering of up to $15 million in securities over a period of up to three years.  As of December 31, 2017, we had remaining capacity under our ATM agreement for the sale of approximately $1.2 million in registered shares.

We also received net proceeds of approximately $1 million in 2017 under a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire”).  Aspire has committed to purchase up to an aggregate of $20 million in shares of our common stock over the 30-month term of the agreement, subject to certain limitations.  At December 31, 2017, Aspire had approximately $19 million remaining under the terms of the agreement.

Our ability to meet our liquidity needs for the twelve months after the issuance date of our consolidated financial statements is dependent upon one or more of (i) our ability to develop, market and sell existing and new products; (ii) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations to BKI and legal counsel; and/or (iii) our ability to raise additional capital from the sale of equity securities or other financing arrangements.  We anticipate that we will continue to invest in patent protection, research and development, and production, selling and marketing of our WiFi networking product line.  We expect that revenue generated from product sales, patent enforcement actions, and technology licenses over the twelve months after the issuance of our consolidated financial statements will not be sufficient to cover our operating expenses. In the event we do not generate revenues, or other patent-asset proceeds, sufficient to cover our operational costs and contingent repayment obligation, we will be required to raise additional working capital through the sale of equity securities or other financing arrangements.

We are currently pursuing a two to three year financing transaction with third parties that may include debt, equity, in the form of common and preferred stock, or a combination thereof.  There can be no assurance that we will be able to consummate a financing transaction with any of these third parties or that the terms of any such financing will be on terms and conditions that are acceptable.  Until such time that we are able to consummate a longer-term financing transaction, we will continue to use the capacity available under our ATM and our common stock purchase agreement with Aspire to fund our short-term operations.  The capital available to us under those financing vehicles is limited based on the remaining amounts available under our Shelf and limitations under Nasdaq rules with regards to the issuance of shares in excess of 19.99% of pre-transaction shares outstanding.

The long-term continuation of our business plan is dependent upon our ability to secure sufficient financing to support our business, and our ability to generate revenues and/or patent-related proceeds sufficient to offset expenses and meet our contingent payment obligation.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

Results of Operations for Each of the Years Ended December 31, 2017 and 2016

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

Refer to “Reconciliation of Non-GAAP Financial Measures” in this section for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures for the years ended December 31, 2017 and 2016.

Revenues and Gross Margins

We reported licensing revenue of $0 and $4 million for the years ended December 31, 2017 and 2016, respectively as a result of a 2016 patent license and settlement agreement.  The cost of sales for licensing reflects the amortization of the licensed patent portfolio.  Although we anticipate additional licensing revenue to result from our licensing and patent enforcement activities, the amount and timing is highly unpredictable and there can be no assurance that we will achieve our anticipated results.

We reported product and service revenue of $0.1 million and $0.06 million for the years ended December 31, 2017 and 2016, respectively.  For the year ended December 31, 2017, our product and service revenue was primarily comprised of sales of our WiFi networking product line that began shipping in October 2017.  We recognized gross margin on our WiFi product sales of approximately 25%.

For the year ended December 31, 2016, our product and service revenue consisted primarily of engineering design services provided to third-parties and minimal IC product revenue.  We recognized gross margin on our service revenue of approximately 36%.  We ceased providing third-party services in 2016 in order to focus our resources on internal development of our WiFi product line.  In addition, for the year ended December 31, 2017, we recorded a write down of excess IC inventory of approximately $0.1 million.  We anticipate significant growth in our product revenue in 2018 as we expand our sales channels and our product offerings.

Research and Development Expenses

Research and development expenses consist primarily of engineering and related management and support personnel costs; fees for outside engineering design services which we use from time to time to supplement our internal resources; depreciation expenses related to certain assets used in product development; prototype production and materials costs for both ICs and end-user products; software licensing and support costs, which represent the annual licensing and support maintenance for engineering design and other software tools; and rent and other overhead costs for our engineering design facility.  Personnel costs include share-based compensation which represents the grant date fair value of equity-based awards to our employees which is attributed to expense over the service period of the award.

Research and development costs were approximately $4.3 million for the year ended December 31, 2017 compared to approximately $3.3 million for the year ended December 31, 2016, representing an increase of approximately $1.0 million, or 30%.  This increase is primarily the result of a $0.5 million increase in personnel and related overhead costs as a result of staff additions to support our recently launched networking product line.  In addition, costs related to IC design and fabrication increased approximately $0.4 million as a result of development efforts towards our WiFi system on chip design.

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

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of executive, director, sales and marketing, and finance and administrative personnel costs, including share-based compensation, costs incurred for advertising, insurance, shareholder relations and outside legal and professional services, including litigation expenses, and amortization and maintenance expenses related to our patent assets.

Our selling, general and administrative expenses were approximately $14.1 million for the year ended December 31, 2017, as compared to approximately $16.3 million for the year ended December 31, 2016, representing a decrease of approximately $2.2 million or 14%.  This decrease is the result of a decrease in litigation fees and expenses of approximately $4.5 million, as the cost of discovery in our ITC and related actions were largely completed early in 2017.  This decrease is offset by increases in personnel and related expenses of approximately $0.4 million, increases in advertising, product marketing and promotional expense of approximately $1.3 million, and increases in outside management consulting fees of approximately $0.3 million.  The majority of these increases relate to personnel, advertising and other outside resources necessary for our WiFi product deployment.

Change in Fair Value of Contingent Payment Obligation

Our losses from the changes in fair value of our contingent payment obligation were approximately $0.7 million and $4.9 million for the years ended December 31, 2017 and 2016, respectively. We have elected to measure our secured contingent payment obligation at fair value which is based on significant unobservable inputs.  We estimated the fair value of our secured contingent payment obligation using an income approach based on the estimated present value of projected future cash flows to be paid to BKI using a risk-adjusted discount rate.  Changes in the significant unobservable inputs, which include estimates of the nature, timing and amount of projected future proceeds from patent-related activities, could result in significant increases or decreases in fair value from period to period.

Adjusted Net Loss and Adjusted Net Loss per Share

Adjusted net loss increased by approximately $1.9 million, or 13%, for the year ended December 31, 2017 compared to the same period in 2016.  The increase in adjusted net loss is a result of the decrease in revenue from patent licensing and settlement agreements and increased costs related to the launch of our new product line, partially offset by our decreased litigation expenses.  On a per share basis, our adjusted net loss per common share decreased by $0.25 per share, or 21%.  This decrease is primarily the result of a 44% increase in our weighted average common shares outstanding, partially offset by the increase in our adjusted net loss.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of our net loss to the non-GAAP measure of adjusted net loss for the years ended December 31, 2017 and 2016, respectively:

(in thousands)	2017	2016
Net loss	$(19,259)	$(21,509)
Excluded items:
Share-based compensation	2,164	2,210
Change in fair value of contingent payment obligation	711	4,860
Adjusted net loss	$(16,384)	$(14,439)

The following table presents a reconciliation of our net loss per common share to the non-GAAP measure of adjusted net loss per common share for the years ended December 31, 2017 and 2016, respectively:

	2017	2016
Basic and diluted net loss per common share	$(1.09)	$(1.76)
Excluded items	0.16	0.58
Adjusted net loss per common share	$(0.93)	$(1.18)

Critical Accounting Policies

We believe that the following are the critical accounting policies affecting the preparation of our consolidated financial statements:

Inventory

Inventory is stated at the lower of actual cost, as determined under the first-in, first-out method, or estimated net realizable value.  We review our inventory for estimated obsolescence or unmarketable inventory and write down inventory for the difference between cost and estimated market value based upon assumptions about future demand.  Future demand is affected by market conditions, technological obsolescence, new products and strategic plans, each of which is subject to change.

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

Revenue from the sale of products is recognized at the time of shipment to the customer or when the other criteria for revenue recognition are met, if later.  Unearned revenue generally consists of product inventory held by a distributor.  Revenue from the sale of our products includes shipping and handling charged to the customer.  Product revenue is recorded net of sales tax collected from customers, discounts, and actual and estimated future returns.

The consideration received from patent license and settlement agreements is allocated to the various elements of the arrangement to the extent the revenue recognition differs between the elements of the arrangement.  Elements related to past and future royalties as well as elements related to settlement will be recorded as revenue in our consolidated statements of comprehensive loss when earned.  We recognize revenues upon execution of a patent license and settlement agreement by both parties provided that the amounts are fixed and determinable, there are no significant undelivered obligations and collectability is reasonably assured.  We do not recognize any revenue prior to the execution of an agreement as there is no reliable basis on which we can estimate the amounts related to the elements of the arrangement, or assess collectability.   In addition, we do not recognize as revenue any consideration in the agreement that is contingent upon the occurrence of future events until such time that those future events occur.

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

Off-Balance Sheet Transactions and Contractual Obligations

As of December 31, 2017, we had outstanding warrants to purchase 0.4 million shares of our common stock.  The estimated grant date fair value of these warrants of approximately $0.8 million is included in shareholders’ (deficit) equity in our consolidated balance sheets.  The outstanding warrants have an average exercise price of $2.21 per share and a weighted average remaining life of approximately three years (See “Common Stock Warrants” in Note 11 to the consolidated financial statements included in Item 8).

Our contractual obligations and commercial commitments at December 31, 2017 were as follows, in thousands (see “Lease Commitments” in Note 13 to the consolidated financial statements included in Item 8):

	Payments due by period
Contractual Obligations:	Total	1 year or less	2 – 3 years	4 – 5 years	After 5 years
Operating leases	$1,092	$372	$375	$345	$-
Capital leases	5	2	3	-	-

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

Item 8.  Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements
Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	29

FINANCIAL STATEMENTS:
Consolidated Balance Sheets - December 31, 2017 and 2016	30
Consolidated Statements of Comprehensive Loss - for the years ended December 31, 2017 and 2016	31
Consolidated Statements of Shareholders (Deficit) Equity - for the years ended December 31, 2017 and 2016	32
Consolidated Statements of Cash Flows - for the years ended December 31, 2017 and 2016	33
Notes to Consolidated Financial Statements - December 31, 2017 and 2016	34

SUPPLEMENTARY DATA:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2017 and 2016	58

Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of ParkerVision, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ParkerVision, Inc. and its subsidiary (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive loss, shareholders (deficit) equity and cash flows for the years then ended, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Certified Public Accountants

Jacksonville, Florida

March 29, 2018

We have served as the Company's auditor since 1999.

PARKERVISION, INC.

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(in thousands, except par value data)

	2017	2016
CURRENT ASSETS:
Cash and cash equivalents	$354	$258
Restricted cash equivalents	1,000	911
Available-for-sale securities	26	14
Accounts receivable, net of allowance for doubtful accounts of $3 and $4 at December 31, 2017 and 2016, respectively	27	1
Inventories, net	1,025	170
Prepaid expenses and other	1,011	685
Total current assets	3,443	2,039

Property and equipment, net	376	269
Intangible assets, net	5,076	6,268
Other assets, net	15	-
Total assets	$8,910	$8,576

CURRENT LIABILITIES:
Accounts payable	$678	$595
Accrued expenses:
Salaries and wages	376	297
Professional fees	2,054	455
Other accrued expenses	225	267
Note payable, current portion	294	825
Deferred rent, current portion	13	51
Deferred revenue	19	19
Total current liabilities	3,659	2,509

LONG-TERM LIABILITIES:
Capital lease, net of current portion	2	-
Deferred rent, net of current portion	66	1
Note payable, net of current portion	531	-
Secured contingent payment obligation	15,896	14,185
Total long-term liabilities	16,495	14,186
Total liabilities	20,154	16,695

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY:
Common stock, $.01 par value, 30,000 shares authorized, 21,222 and 13,183 issued and outstanding at December 31, 2017 and 2016, respectively	212	132
Warrants outstanding	826	826
Additional paid-in capital	359,141	343,087
Accumulated deficit	(371,423)	(352,164)
Total shareholders' (deficit) equity	(11,244)	(8,119)
Total liabilities and shareholders' (deficit) equity	$8,910	$8,576

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(in thousands)

	2017	2016
Licensing revenue	$-	$4,000
Product and service revenue	100	64
Total revenue	100	4,064

Cost of sales - licensing	-	301
Cost of sales - product and service	75	41
Write down of obsolete inventory	125	-
Gross margin	(100)	3,722

Research and development expenses	4,344	3,343
Selling, general, and administrative expenses	14,061	16,318
Total operating expenses	18,405	19,661

Interest and other income	26	18
Interest expense	(69)	(68)
Change in fair value of contingent payment obligation (Note 8)	(711)	(4,860)
Total interest and other	(754)	(4,910)

Net loss before income tax	(19,259)	(20,849)

Foreign income tax expense	-	(660)

Net loss	(19,259)	(21,509)

Other comprehensive income (loss), net of tax	-	-

Comprehensive loss	$(19,259)	$(21,509)

Basic and diluted net loss per common share	$(1.09)	$(1.76)

Weighted average common shares outstanding	17,688	12,244

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(in thousands)

	Common Stock, Par Value	Warrants Outstanding	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balance as of December 31, 2015	$110	$1,300	$335,528	$(330,655)	$6,283
Issuance of common stock and warrants in public and private offerings	16	335	3,785	-	4,136
Issuance of common stock upon exercise of options and warrants	1	(912)	1,333	-	422
Issuance of common stock for services	3	-	427	-	430
Share-based compensation, net of shares withheld for taxes	2	103	2,014	-	2,119
Comprehensive loss for the year	-	-	-	(21,509)	(21,509)
Balance as of December 31, 2016	132	826	343,087	(352,164)	(8,119)
Issuance of common stock and warrants in public and private offerings	73	-	13,606	-	13,679
Issuance of common stock for services	3	-	422	-	425
Share-based compensation, net of shares withheld for taxes	4	-	2,026		2,030
Comprehensive loss for the year	-	-	-	(19,259)	(19,259)
Balance as of December 31, 2017	$212	$826	$359,141	$(371,423)	$(11,244)

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(in thousands)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,259)	$(21,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,301	1,375
Share-based compensation	2,164	2,210
Loss on disposal of equipment and other assets	85	257
Write down of obsolete inventory	125	-
Realized (gain) loss on available-for-sale securities	(9)	1
Changes in fair value of contingent payment obligation	711	4,860
Changes in operating assets and liabilities:
Accounts receivable	(26)	3
Inventories	(980)	1
Prepaid expenses and other	84	(33)
Accounts payable and accrued expenses	1,717	(1,453)
Deferred rent	27	(74)
Deferred revenue	-	(2)
Total adjustments	5,199	7,145
Net cash used in operating activities	(14,060)	(14,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(4,813)	(4,405)
Proceeds from redemption of available-for-sale securities	4,810	6,180
Proceeds from sale of assets	18	-
Purchases of property and equipment	(252)	(6)
Payments for patent costs and other intangible assets	(61)	(153)
Net cash (used in) provided by investing activities	(298)	1,616

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in
public and private offerings	13,679	3,801
Net proceeds from exercise of options and warrants	-	422
Shares withheld for payment of taxes	(134)	(90)
Proceeds from contingent payment obligation	1,000	13,000
Repayment of contingent payment obligation	-	(3,340)
Principal payments on capital lease obligation	(2)	(52)
Net cash provided by financing activities	14,543	13,741

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS	185	993
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS, beginning of year	1,169	176
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS, end of year	$1,354	$1,169

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$69	$62
Cash paid for income taxes	$-	$660
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Purchase of equipment under capital lease (Note 6)	$6	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

1. THE COMPANY AND NATURE OF BUSINESS

ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH (collectively “ParkerVision”, “we” or the “Company”) is in the business of innovating fundamental wireless hardware and software technologies and products.   We have designed and developed a consumer distributed WiFi product line that is being marketed under the brand name Milo®. We also design and develop our proprietary radio frequency (“RF”) technologies for use in semiconductor circuits for wireless communication products.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.  We have determined that our business currently operates under a single operating and reportable segment.

2. LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements as of and for the year ended December 31, 2017 were prepared assuming we will continue as a going concern, which contemplates that we will continue in operation and will be able to realize our assets and settle our liabilities and commitments in the normal course of business for a period of at least one year from the issuance date of these financial statements.  These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should we be unable to continue as a going concern.

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sales of our equity securities and our contingent funding arrangements with third-parties to fund our operations, including our litigation costs.  For the year ended December 31, 2017, we incurred a net loss of approximately $19.3 million and negative cash flows from operations of approximately $14.1 million.  At December 31, 2017, we had a working capital deficit of approximately $0.2 million and an accumulated deficit of approximately $371.4 million.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year after the issuance date of these consolidated financial statements.

At December 31, 2017, we had cash, cash equivalents and available for sale securities of approximately $0.4 million and restricted cash equivalents of $1.0 million.  Additionally, we began shipments of our WiFi networking product line in October 2017.  Although we anticipate growth in revenues and margin generated by this product line will reduce our net losses in 2018, sales of our WiFi product line will not be sufficient to fund our operations without the need for additional working capital.  In addition, although we may receive proceeds from our patent enforcement actions in 2018, the timing and amount of such proceeds, if any, are difficult to predict and there can be no assurance we will receive any proceeds from these enforcement actions.

Our ability to meet our liquidity needs for the  twelve months after the issuance date is dependent upon one or more of (i) our ability to develop, market and sell existing and new products; (ii) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations to BKI and legal counsel; and/or (iii) our ability to raise additional capital from the sale of equity securities or other financing arrangements.  We anticipate that we will continue to invest in patent protection, research and development, and production, selling and marketing of our WiFi networking product line.  We expect that revenue generated from product sales, patent enforcement actions, and technology licenses over the twelve months after the issuance date will not be sufficient to cover our operating expenses. In the event we do not generate revenues, or other patent-asset proceeds, sufficient to cover our operational costs and contingent repayment obligation, we will be required to raise additional working capital through the sale of equity securities or other financing arrangements.

We are pursuing a two to three year financing transaction with third parties that may include debt, equity, in the form of common and preferred stock, or a combination thereof.  There can be no assurance that we will be able to consummate a financing transaction with any of these third parties or that the terms of any such financing will be on terms and conditions that are acceptable.  Until such time that we are able to consummate a longer-term financing transaction, we will continue to use the capacity available under our ATM and our common stock purchase agreement with Aspire to fund our short-term operations.  The capital available to us under those financing vehicles is limited based on the remaining amounts available under our Shelf and limitations under Nasdaq rules with regards to the issuance of shares in excess of 19.99% of pre-transaction shares outstanding (see Note 11).

The long-term continuation of our business plan is dependent upon our ability to secure sufficient financing to support our business, and our ability to generate revenues and/or patent-related proceeds sufficient to offset expenses and meet our contingent payment obligation.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or reduce operating costs could have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  The consolidated financial statements include the accounts of ParkerVision, Inc. and our wholly-owned German subsidiary, ParkerVision GmbH after elimination of all intercompany transactions and accounts.

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

Available-for-Sale Securities

Available-for-sale securities are intended to be held for indefinite periods of time and are not intended to be held to maturity. These securities are recorded at fair value and any unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of accumulated other comprehensive loss until realized. The tax effect of our unrealized holding gains and losses is zero for each of the years ended December 31, 2017 and 2016 due to the existence of a full valuation allowance.  Our available-for-sale securities at December 31, 2017 and 2016 consisted of mutual funds that invest primarily in short-term municipal securities with an average effective maturity of one year or less. All dividends and realized gains are recognized as other income as earned and immediately reinvested.  The Company has determined that the fair value of its available-for-sale securities fall within Level 1 in the fair value hierarchy (See Note 16).

Inventory

Inventory is stated at the lower of actual cost, as determined under the first-in, first-out method, or estimated net realizable value.  We review our inventory for estimated obsolescence or unmarketable inventory and write down inventory for the difference between cost and estimated market value based upon assumptions about future demand.  Future demand is affected by market conditions, technological obsolescence, new products and strategic plans, each of which is subject to change.  For the year ended December 31, 2017, we recognized a write down of excess inventory of our PV5870 ICs of approximately $0.1 million.

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

In February 2016, the FASB issued ASU 2016-02 “Leases,” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.    Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months.  ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018.  Early adoption is permitted.  Upon adoption of ASU 2016-02, beginning period balances for the earliest period presented must be adjusted to reflect the re-measurement of lease assets and liabilities.  We anticipate adoption of ASU 2016-02 as of January 1, 2019.  We have identified all existing operating and financing leases and are in the process of determining the present value of existing lease assets and liabilities under the new guidance.  We are also currently formalizing processes and controls to identify, classify and measure new leases in accordance with ASU 2016-02.  The impact of ASU 2016-02 on our consolidated financial statements is currently being evaluated.

Revenue Recognition

We derive revenue from licensing of our intellectual property, settlements from patent infringement disputes, sales of products, and engineering services.  The timing of revenue recognition and the amount of revenue recognized depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations.  In general, we recognize revenue when there is persuasive evidence of an arrangement, title has transferred, the amounts are fixed and determinable and the collectability is reasonably assured.

Revenue from the sale of products is recognized at the time of shipment to the customer or when the other criteria for revenue recognition are met, if later.  Unearned revenue at December 31, 2017 and 2016 consists of product inventory held by a distributor.  Revenue from the sale of our products includes shipping and handling charged to the customer.  Product revenue is recorded net of sales tax collected from customers, discounts, and actual and estimated future returns.

The consideration received from patent license and settlement agreements is allocated to the various elements of the arrangement to the extent the revenue recognition differs between the elements of the arrangement.  Elements related to past and future royalties as well as elements related to settlement will be recorded as revenue in our consolidated statements of comprehensive loss when earned.  We recognize revenues upon execution of a patent license and settlement agreement by both parties provided that the amounts are fixed and determinable, there are no significant undelivered obligations and collectability is reasonably assured.  We do not recognize any revenue prior to the execution of an agreement as there is no reliable basis on which we can estimate the amounts related to the elements of the arrangement, or assess collectability.   In addition, we do not recognize as revenue any consideration in the agreement that is contingent upon the occurrence of future events until such time that those future events occur.

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

Shipping and Handling Costs

Shipping and handling costs related to product sales were approximately $5,000, or 5% of product revenue, for the year ended December 31, 2017.  These costs are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

Advertising Expense

Advertising costs are expensed as incurred.  Advertising expenses of approximately $0.4 million and $0 for the years ended December 31, 2017 and 2016, respectively, are included in selling, general, and administrative expenses in the accompanying consolidated statements of comprehensive loss.

Research and Development Expenses

Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third party contractors, prototype expenses, an allocated portion of facilities costs, maintenance costs for software development tools, and depreciation.

Accounting for Share-Based Compensation

We have various share-based compensation programs which provide for equity awards including stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). We calculate the fair value of employee share-based equity awards on the date of grant and recognize the calculated fair value as compensation expense over the requisite service periods of the related awards.  We estimate the fair value of stock option awards using the Black-Scholes option valuation model.  This valuation model requires the use of highly subjective assumptions and estimates including how long employees will retain their stock options before exercising them and the volatility of our common stock price over the expected life of the equity award.  Such estimates, and the basis for our conclusions regarding such estimates, are outlined in detail in Note 10.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.  We account for forfeitures of share-based awards as they occur.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.”  This update provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The new standard is effective for annual periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease to 21% effective for tax years beginning after December 31, 2017.

Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each year.  Diluted loss per common share is the same as basic loss per common share as all potential common shares are excluded from the calculation, as their effect is anti-dilutive.

Options and warrants to purchase 1.4 million and 1.1 million shares of common stock were outstanding at December 31, 2017 and, 2016, respectively.  In addition, unvested RSUs representing 0.5 million and 0.3 million shares of common stock were outstanding at December 31, 2017 and 2016, respectively.  These options, warrants and RSUs were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

4. INVENTORIES

Inventories consisted of the following at December 31, 2017 and 2016 (in thousands):

	2017	2016
Raw materials	$573	$-
Work-in-process	-	126
Finished goods	452	44
	$1,025	$170

5. PREPAID EXPENSES AND OTHER

Prepaid expenses and other current assets consisted of the following at December 31, 2017 and 2016 (in thousands):

	2017	2016
Prepaid services	$328	$459
Prepaid licenses, software tools and support	404	41
Prepaid inventory and production tooling	121	-
Prepaid insurance	54	108
Other prepaid expenses and current assets	104	77
	$1,011	$685

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, at cost, consisted of the following at December 31, 2017 and 2016 (in thousands):

	2017	2016
Equipment and software, including equipment purchased under capital leases of $297 and $292 at December 31, 2017 and 2016, respectively	$6,556	$7,777
Tooling	-	94
Leasehold improvements	786	926
Furniture and fixtures	185	502
	7,527	9,299
Less accumulated depreciation, including accumulated depreciation for equipment purchased under capital leases of $206 and $156 at December 31, 2017 and 2016, respectively	(7,151)	(9,030)
	$376	$269

Depreciation expense related to property and equipment was approximately $0.15 million and $0.17 million in 2017 and 2016, respectively.  Depreciation expense includes depreciation related to capital leases of approximately $0.05 million and $0.06 for the periods ended December 31, 2017 and 2016, respectively.

Our capital leases have original terms of one to three years.  The principal payments for these capital leases are reflected as cash outflows from financing activities in the accompanying consolidated statements of cash flows.  Future minimum lease payments under our capital leases that have initial terms in excess of one year are included in “Contractual Obligations” in Note 13.

7. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2017 and 2016 (in thousands):

	2017
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$19,324	$14,248	$5,076
Licenses	-	-	-
	$19,324	$14,248	$5,076

	2016
	Gross Carrying Amount	Accumulated Amortization	Net Value
Patents and copyrights	$19,499	$13,231	$6,268
Licenses	574	574	-
	$20,073	$13,805	$6,268

Amortization expense for each of the years ended December 31, 2017 and 2016 was approximately $1.2 million.

Future estimated amortization expense for intangible assets that have remaining unamortized amounts as of December 31, 2017 is as follows (in thousands):

2018	$1,062
2019	771
2020	546
2021	468
2022	417
2023 and thereafter	1,812
Total	$5,076

8.  LONG-TERM DEBT

Note Payable to a Related Party

The note payable to a related party at December 31, 2017 and 2016, consisted of the following (in thousands):

Description	Interest Rate	Interest Payable	Maturity Date	2017	2016
Note payable to a related party	8%	Monthly	March 31, 2020	$825	$825
Less current maturities				294	825
Long-term note payable				$531	$-

In February 2016, we entered into an agreement with a related party (see Note 14) to convert $0.8 million in outstanding unpaid fees into an unsecured promissory note.  The balance of the note was scheduled to mature on December 31, 2017.  In January 2018, we amended the note, retroactive to December 31, 2017 to allow for interest only payments through March 2018 and principle and interest payments through March 31, 2020.

Failure to comply with the payment terms of this note constitutes an event of default which, if uncured, will result in the entire unpaid principal balance of the note and any unpaid, accrued interest to become immediately due and payable.   As of December 31, 2017, we are in compliance with the payment terms of the note.

At December 31, 2017, the aggregate maturities of our note payable to a related party are as follows (in thousands):

2018	$294
2019	420
2020	111
Total	$825

The estimated fair value of our note payable at December 31, 2017 is approximately $0.7 million based on a risk-adjusted discount rate.

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation measured at estimated fair market value for the year ended December 31, 2017 and 2016, respectively (in thousands).

	2017	2016
Secured contingent payment obligation, beginning of year	$14,185	$-
Proceeds from contingent payment obligation [1]	1,000	12,665
Repayment	-	(3,340)
Change in fair value	711	4,860
Secured contingent payment obligation, end of year	$15,896	$14,185

[1]	Proceeds in 2016 are net of $0.3 million which represents the estimated fair market value of warrants issued in connection with the agreement (see Note 11).

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to Brickell Key Investments (“BKI”) under a February 2016 funding agreement, as amended in May 2016 and December 2017.  Under the agreement, we received aggregate proceeds of $14 million in exchange for BKI’s right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions.

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

BKI holds a senior security interest in our assets until such time as the specified minimum return is paid, in which case, the security interest will be released except with respect to the patents and proceeds related to specific legal actions.  The security interest is enforceable by BKI in the event that we are in default under the agreement which would occur if (i) we fail, after notice, to pay proceeds to BKI, (ii) we become insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to us, (iii) our creditors commence actions against us (which are not subsequently discharged) that affect our material assets, (iv) we, without BKI’s consent, incur indebtedness other than immaterial ordinary course indebtedness, or (v) there is an uncured non-compliance of our obligations or misrepresentations under the agreement.   As of December 31, 2017, we are in compliance with our obligations under this agreement.

We have elected to measure our secured contingent payment obligation at fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods (see Note 16).  The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the consolidated statements of comprehensive loss until the contingency is resolved.

9. INCOME TAXES AND TAX STATUS

Our net losses before income taxes for the years ended December 31, 2017 and 2016 are from domestic operations as well as losses from our wholly-owned German subsidiary.  We elected to treat our German subsidiary as a disregarded entity for purposes of income taxes and accordingly, the losses from our German subsidiary has been included in our operating results.

We recorded $0.7 million in current foreign income tax expense for the year ended December 31, 2016 as a result of foreign tax withholding on licensing revenues from a Korean entity.  No current or deferred tax provision or benefit was recorded for 2017 and 2016 as a result of current losses and fully deferred tax valuation allowances for all periods.  We have recorded a valuation allowance to state our deferred tax assets at their estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that includes a reduction to the U.S. federal corporate statutory tax rate to 21% effective in 2018.  As of December 31, 2017, our accounting for the income tax effects of the Tax Act has been completed.  The federal corporate tax rate reduction creates a reduction to our deferred tax assets and liabilities with a corresponding reduction to our valuation allowance.

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Tax benefit at statutory rate	$(6,548)	$(7,313)
State tax benefit	(674)	(753)
Impact of the Tax Act	41,646	-
(Decrease) increase in valuation allowance	(34,346)	8,145
Research and development credit	(129)	(97)
Other	51	18
	$-	$-

Our deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of our assets and liabilities at December 31, 2017 and 2016 (in thousands):

	2017	2016
Gross deferred tax assets:
Net operating loss carry-forward	$82,168	$115,296
Research and development credit	8,051	7,922
Stock compensation	1,248	1,885
Patents and other	1,427	2,119
Contingent payment obligation	1,409	1,823
Fixed assets	25	78
Accrued liabilities	49	54
Deferred rent	20	19
Charitable contributions	7	11
Deferred revenue	5	7
Capital loss carry-forward	3	8
Warranty reserve	2	-
Bad debt expense	1	2
Inventory	-	1
	94,415	129,225
Less valuation allowance	(94,415)	(129,225)
Net deferred tax asset	$-	$-

At December 31, 2017, we had cumulative NOL, research and development (“R&D”) tax credit carry-forwards and capital loss carry-forwards for income tax purposes of $328.4 million, $8.1 million and $0.01 million, respectively, which expire in varying amounts from 2018 through 2036.

Our ability to benefit from the our tax credit carry-forwards could be limited under certain provisions of the Internal Revenue Code if our ownership changes by more than 50%, as defined by Section 382 of the Internal Revenue Code of 1986 (“Section 382”).  Under Section 382, an ownership change may limit the amount of NOL, capital loss and R&D credit carry-forwards that can be used annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  We conduct a study annually of our ownership changes.  Based on the results of our studies, we have determined that we do not have any ownership changes on or prior to December 31, 2017 which would result in limitations of our NOL, capital loss or R&D credit carry-forwards under Section 382.

Uncertain Tax Positions

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We have identified our Federal and Florida tax returns as our only major jurisdictions, as defined.  The periods subject to examination for those returns are the 1998 through 2017 tax years.  The following table provides a reconciliation of our unrecognized tax benefits due to uncertain tax positions for the years ended December 31, 2017 and 2016, respectively (in thousands).

	2017	2016
Unrecognized tax benefits – beginning of year	$1,370	$1,370
Gross increases – tax positions in prior period	-	-
Impact of the Tax Act	(443)	-
Unrecognized tax benefits – end of year	$927	$1,370

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate so long as we maintain a full valuation allowance.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits.  For the years ended December 31, 2017 and 2016, we did not incur any income tax-related interest income, expense or penalties.

10. SHARE-BASED COMPENSATION

The following table presents share-based compensation expense included in our consolidated statements of comprehensive loss for the years ended December 31, 2017 and 2016, respectively (in thousands):

	2017	2016
Research and development expense	$564	$630
Selling, general, and administrative expense	1,600	1,580
Total share-based compensation expense	$2,164	$2,210

We did not capitalize any expense related to share-based payments.  As of December 31, 2017, there was $1.2 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted-average period of approximately one year.

Stock Incentive Plans

2011 Long-Term Incentive Equity Plan

We adopted a long-term incentive equity plan in September 2011 that, as amended in 2014, 2016 and 2017, provided for the grant of stock-based awards to employees, officers, directors and consultants, not to exceed 3.0 million shares of common stock (the “2011 Plan”).  The 2011 Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, and other stock based awards.  Forfeited and expired options under the 2011 Plan become available for reissuance.  The plan provides that no participant may be granted awards in excess of 150,000 shares in any calendar year.  At December 31, 2017, approximately 673,896 shares of common stock were available for future grants under the 2011 Plan.

2008 Equity Incentive Plan

We adopted an equity incentive plan in August 2008 (the “2008 Plan”).  The 2008 Plan provides for the grant of stock-based awards to employees (excluding named executives), directors and consultants, not to exceed 50,000 shares of common stock.  The 2008 Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted share awards, and other stock based awards.  Forfeited and expired options under the 2008 Plan become available for reissuance.  The plan provides that no participant may be granted awards in excess of 5,000 shares in any calendar year.  At December 31, 2017, 15,142 shares of common stock were available for future grants under the 2008 Plan.

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

Restricted Stock Units

RSUs are issued as incentive compensation to executives, employees, and non-employee directors as well as payment for services to third parties.  Each RSU represents a right to one share of our common stock, upon vesting.  The RSUs are not entitled to voting rights or dividends, if any, until vested.  RSUs generally vest over a one to three year period for employee awards, a one year period for non-employee director awards and the life of the related service contract for third-party awards.  The fair value of RSUs is generally based on the closing price of our common stock on the date of grant and is amortized to share-based compensation expense over the estimated life of the award, generally the vesting period.  In the case of RSUs issued to third parties, the fair value is recognized based on the closing price of our common stock on each vesting date.

RSAs and RSUs

The following table presents a summary of RSA and RSU activity under the 2000, 2008, and 2011 Plans (collectively, the “Stock Plans”) as of December 31, 2017 (shares in thousands):

	Non-vested Shares
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of year	330	$5.16
Granted	669	1.98
Vested	(476)	4.18
Forfeited	(2)	1.98
Non-vested at end of year	521	$1.98

The total fair value of RSAs and RSUs vested under the Stock Plans for the year ended December 31, 2017 is $0.9 million.

Stock Options

Stock options are issued as incentive compensation to executives, employees, non-employee directors, and third parties.  Stock options are generally granted with exercise prices at or above fair market value of the underlying shares at the date of grant.  The fair value of options granted is estimated using the Black-Scholes option pricing model.  Generally, fair value is determined as of the grant date.  In the case of option grants to third parties, the fair value is estimated at each interim reporting date until vested.  Options for employees, including executives and non-employee directors, are generally granted under the Stock Plans.

The following table presents a summary of option activity under the Stock Plans for the year ended December 31, 2017 (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value ($)
Outstanding at beginning of year	691	$14.89
Granted	318	1.97
Exercised	-	-
Forfeited	-	-
Expired	(2)	6.80
Outstanding at end of year	1,007	10.82	3.68	years	$-
Vested and expected to vest at end of year	671	$15.26	2.33	years	$-

The weighted average per share fair value of option shares granted during the years ended December 31, 2017 and 2016 was $1.52 and $1.74, respectively.  The total fair value of option shares vested was $0.2 million for each of the years ended December 31, 2017 and 2016.

The fair value of option grants under the Stock Plans for the years ended December 31, 2017 and 2016, respectively, was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2017	2016
Expected option term [1]	4 to 6 years	7 years
Expected volatility factor [2]	98.0% to 100.8%	97.80%
Risk-free interest rate [3]	1.7% to 2.2%	2.3%
Expected annual dividend yield	0%	0%

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

We occasionally grant stock options outside the Stock Plans, generally to third parties.  At December 31, 2016, we had one option for the purchase of 6,000 shares of common stock outstanding and exercisable at an exercise price of $20.10.  This option expired unexercised in October 2017.  At December 31, 2017, there were no outstanding options outside the Stock Plans.

Options by Price Range

The options outstanding at December 31, 2017 under all plans have exercise price ranges, weighted average contractual lives, and weighted average exercise prices are as follows (weighted average lives in years and shares in thousands):

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding at December 31, 2017	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable at December 31, 2017	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
$1.11 - $1.80	66	$1.75	5.06	30	$1.80	4.88
$1.84 - $5.80	416	2.05	6.41	116	2.17	6.05
$7.50 - $11.80	227	8.98	0.77	227	8.98	0.77
$13.20 - $22.60	46	13.72	2.68	46	13.72	2.68
$23.80 - $38.80	243	28.25	1.58	243	28.25	1.58
$45.10 - $45.10	9	45.10	2.96	9	45.10	2.96
	1,007	$10.82	3.68	671	$15.26	2.33

Upon exercise of options under all plans, we issue new shares of our common stock.   For shares issued upon exercise of equity awards granted under the Stock Plans, the shares of common stock are registered.  For shares issued upon exercise of non-plan awards, the shares are not registered unless they have been subsequently registered by us on a registration statement.  We have had no option exercises for the years ended December 31, 2017 and 2016.

11. STOCK AUTHORIZATION AND ISSUANCE

Preferred Stock

We have 15 million shares of preferred stock authorized for issuance at the direction of the board of directors.  On November 17, 2005, our board of directors designated 0.1 million shares of authorized preferred stock as the Series E Preferred Stock in conjunction with its adoption of a Shareholder Protection Rights Agreement (Note 12).  As of December 31, 2017, we had no outstanding preferred stock.

Common Stock

On July 11, 2017, our shareholders approved an amendment to our articles of incorporation to increase the number of authorized shares of common stock from 20 million to 30 million shares.

Stock Issuances

The following table presents a summary of completed equity offerings for the years ended December 31, 2017 and 2016 (in thousands, except for per share amounts):

Date	Transaction	# of Common Shares/ Units Sold	Average Price per Share/Unit	Net Proceeds (1)	Offering as % of Outstanding Common Stock (2)
October - December 2017	Offerings under Common Stock Purchase Agreement	773	$1.29	$958	3.6%
August - December 2017	Offerings under At Market Issuance Sales Agreement	2,119	$1.50	$2,970	10.2%
February 24, 2017	Offering to a member of our Board of Directors	81	$2.11	$170	0.5%
January - March 2017	Offerings under At Market Issuance Sales Agreement	4,072	$2.46	$9,581	23.0%
July 7, 2016	Offering sold to an individual investor (3)	1,091	$2.75	$2,860	8.5%
January 25, 2016	Offering sold to an in individual investor	455	$2.20	$990	4.0%

(1)	After deduction of applicable underwriters’ discounts, placement agent fees, and other offering costs.
(2)	Calculated on an after-issued basis.
(3)	Shares are registered under a registration statement that was declared effective August 2, 2016 (File No. 333-212670).

Common Stock Purchase Agreement

In October 2017, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”).  Under the Purchase Agreement, Aspire Capital committed to purchase up to an aggregate of $20 million in shares of our common stock over the 30-month term of the Purchase Agreement.   In consideration for entering into the Purchase Agreement, we issued to Aspire Capital 287,500 shares of our common stock as a commitment fee.    We filed a registration statement to register the sale of up to 4 million shares of our common stock by Aspire Capital that have been or may be issued under the Purchase Agreement. The registration statement was declared effective November 27, 2017 (File No. 333-221250).

Under the Purchase Agreement, on any trading day selected by us, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital to purchase up to 150,000 shares of our common stock, provided that the aggregate purchase amount for such shares does not exceed $0.5 million and subject to the maximum aggregate amount of $20 million.  The per share purchase price for each purchase notice is equal to the lesser of (i) the lowest sale price of our common stock on the purchase date; or (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which we submit a purchase notice to Aspire Capital, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price (“VWAP”) purchase notice directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of our common stock traded on its principal market on the next trading day, or such lesser amount as we may determine.  The purchase price per share pursuant to the VWAP purchase notice is generally 97% of the volume-weighted average price for our common stock traded on its principal market on the VWAP purchase date, subject to terms and limitations of the agreement.

The number of shares that may be issued to Aspire Capital under the Purchase Agreement is limited to that number of shares representing 19.99% of our pre-transaction shares outstanding (the “Exchange Cap”), unless shareholder approval is obtained or unless the average price for shares sold in excess of the Exchange Cap is equal or greater to $1.48 which represents the closing bid price of our common stock at the date we entered into the Purchase Agreement.

At Market Issuance Sales Agreements

We filed a shelf registration statement on Form S-3 with the SEC in November 2016 (Registration No. 333-214598) for the offering of various securities, up to $15 million, over a period of up to three years.  On December 30, 2016, we entered into an ATM agreement with FBR Capital Markets & Co. (“FBR”) for the sale of up to $10 million in shares of our common stock under the shelf registration statement (the “First ATM”).  From January through March 2017, we sold an aggregate of 4.1 million shares of our common stock at an average price of $2.46 per share under the First ATM.

On August 14, 2017, we entered into a new ATM agreement with FBR for the sale of up to approximately $4.4 million in shares of our common stock registered under the shelf registration statement (the “Second ATM”).  From August to December 2017, we completed the sale of approximately 2.1 million shares of our common stock at an average price of $1.50 under the Second ATM.   We had approximately $1.2 million remaining available for sale under the Second ATM as of December 31, 2017.

Stock for Services

For the year ended December 31, 2017, we issued an aggregate of 0.3 million shares of unregistered common stock to two consultants in exchange for an aggregate of approximately $0.4 million in prepaid retainers for executive consulting and other advisory services.  We have no registration obligation with respect to these shares.

Common Stock Warrants

As of December 31, 2017, we had outstanding warrants for the purchase of up to 0.4 million shares of our common stock.  The estimated grant date fair value of these warrants of $0.8 million is included in shareholders’ (deficit) equity in our consolidated balance sheets.  The outstanding warrants have an average exercise price of $2.21 per share and a weighted average remaining life of approximately three years.  Cash received from warrant exercises for the years ended December 31, 2017 and 2016 was $0 and $0.4 million, respectively.

Our outstanding warrants include a warrant issued to BKI in connection with our secured contingent payable obligation (see Note 8).  The BKI warrant is for the purchase up to 350,000 shares of our common stock at an exercise price of $2.00 per share valued at its estimated fair market value of $0.3 million using a discounted Black-Scholes model. The aggregate fair value of the BKI warrant is included in shareholders’ (deficit) equity in the consolidated balance sheets at December 31, 2017 and 2016.  The shares underlying the warrants were registered on a registration statement declared effective on August 2, 2016.

Director Stock Purchase

On March 26, 2018 three of our directors purchased an aggregate of 0.2 million shares of our common stock in an unregistered sale of equity securities at a purchase price of $0.83 per share.  We received proceeds of approximately $0.2 million.

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

The rights may be redeemed upon approval of the Board at a redemption price of $0.01.

13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The following table presents a summary of our facilities under non-cancelable lease agreements at December 31, 2017:

Description	Lease Start Date	Lease End Date	Renewal options remaining	Straight line monthly rental payment (in thousands)
Corporate office, Jacksonville, Florida	6/1/2006	7/15/2018	none	$28

Wireless design facility, Lake Mary, Florida	7/1/2017	11/30/2022	2 options to extend for 36 months each	$13

Warehouse and production facility, Jacksonville, Florida	7/1/2017	7/31/2020	none	$2

Deferred rent is amortized to rent expense over the respective lease terms. In addition to sales tax payable on base rental amounts, certain leases obligate us to pay pro-rated annual operating expenses for the properties.  Rent expense for properties, for the years ended December 31, 2017 and 2016 was $0.6 million and $0.5 million, respectively.

Contractual Obligations

Future minimum lease payments under all non-cancelable operating leases and capital leases that have initial terms in excess of one year as of December 31, 2017 were as follows (in thousands):

Contractual obligations:	2018	2019	2020 and thereafter	Total
Operating leases	$372	$185	$535	$1,092
Capital leases	$2	$2	$1	$5

Legal Proceedings

From time to time, we are subject to legal proceedings and claims which arise in the ordinary course of our business.  These proceedings include patent enforcement actions initiated by us against others for the infringement of our technologies, as well as proceedings brought by others against us at the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (“PTAB”) and in the Federal Patent Court in Germany in an attempt to invalidate certain of our patent claims.   These patent-related proceedings are more fully described below.    We have several patent enforcement actions in Germany which has a “loser pay” system whereby the non-prevailing party is responsible for statutory attorney fees and costs.  We do not believe it is probable that we will have unfavorable outcomes in any of our German cases and therefore we have not recorded any expenses related to these statutory fees and costs.   However, there is at least a reasonable possibility of an unfavorable outcome in any one or more of these matters that could result in expenses in the aggregate that could have a material unfavorable impact on our results of operations as more fully discussed below.

ParkerVision v. Qualcomm and HTC (Middle District of Florida)

We have a patent infringement complaint pending in the Middle District of Florida against Qualcomm and Qualcomm Atheros, Inc. (collectively “Qualcomm”), and HTC (HTC Corporation and HTC America, Inc.) (the “Qualcomm Action”) seeking unspecified damages and injunctive relief for infringement of certain of our patents.  Certain of the defendants have filed counterclaims against us for non-infringement and invalidity for all patents in the case.  A claim construction hearing was held in August 2015 but no ruling on claim construction has been issued by the court.  In February 2016, the court granted the parties’ joint motion to stay these proceedings until resolution of the proceedings at the International Trade Commission (“ITC”) as discussed below.  In May 2017, we filed a motion to continue the stay of these proceedings pending an appeal of certain PTAB decisions with regard to our U.S. Patent 6,091,940 (“the ‘940 Patent”) as discussed below.

Qualcomm v. ParkerVision (PTAB)

In August 2015, Qualcomm filed an aggregate of ten petitions for Inter Partes Review (“IPR”) with the PTAB seeking to invalidate certain claims related to three of the eleven patents originally asserted in our Qualcomm Action.  In March 2016, the PTAB issued decisions denying institution of trial for three of the petitions, all of which relate to our U.S. patent 7,039,372 (“the ‘372 Patent”).  The remaining petitions, all of which relate to the ‘940 Patent and U.S. patent 7,966,012 (“the ‘012 Patent”) were instituted for trial by the PTAB.  In May 2016, the PTAB granted our motion to disclaim the challenged claims of the ‘012 Patent and entered an adverse judgment against us with respect to those claims.  In March 2017, the PTAB issued its decisions on the six outstanding IPRs, all of which relate to the ‘940 Patent.  The PTAB ruled in our favor on three of the six petitions, ruled in Qualcomm’s favor on two of the six petitions and issued a split decision on the claims covered in the sixth petition.  As a result of the PTAB decisions, certain claims of the ‘940 Patent which are the subject of our district court case against Qualcomm and HTC were found to be un-patentable.  In May 2017, we filed our notice of appeal of these decisions with the Federal Circuit.  Qualcomm also cross-appealed.  Briefing is complete and we expect oral arguments to be scheduled in the second or third quarter of 2018.

ParkerVision v. Apple and Qualcomm (ITC)

In December 2015, we filed a complaint with the U.S. ITC against Apple, Inc., LG Electronics, Inc., LG Electronics U.S.A., Inc., and LG Electronics MobileComm U.S.A., Inc. (collectively “LG”), Samsung Electronics Co., Ltd., Samsung Electronics America, Inc., and Samsung Semiconductor, Inc. (collectively “Samsung”) and Qualcomm alleging that these companies make, use or sell products that infringe certain of our patent claims and requesting that the ITC bar the defendants from continuing to import and sell infringing products in the U.S.  We filed a corresponding patent infringement complaint in the Middle District of Florida against these same defendants.  In January 2016, the ITC instituted an investigation based on our complaint.  In July 2016, we entered into a confidential patent license and settlement agreement with Samsung and, as a result, Samsung was removed from the ITC action.  In January 2017, we dismissed three of the four patents from the case in order to simplify the investigation.  On March 10, 2017, the administrative law judge issued a ruling on a pre-trial motion that precluded us from presenting key evidence in our case.  As a result, on March 13, 2017, we filed a motion to terminate the proceedings at the ITC.  On April 28, 2017, the ITC granted our motion to withdraw from the ITC proceedings.

ParkerVision v. Apple and Qualcomm (Middle District of Florida)

In connection with our complaint filed at the ITC in December 2015 as discussed above, we filed a corresponding patent infringement complaint in the Middle District of Florida against Apple, LG, Samsung and Qualcomm alleging infringement of four of our patents.  In February 2016, the district court proceedings were stayed pending resolution of the proceedings at the ITC and in July 2016, Samsung was removed from the district court action as a result of a patent license and settlement agreement.  Following the termination of the ITC proceedings in March 2017, we filed a motion to lift the stay in the district court case.  This motion was granted in May 2017.  In July 2017, we filed a motion to dismiss LG from the district court case (see ParkerVision v. LG below).  Also in July 2017, Qualcomm filed a motion to change venue to the southern district of California and Apple filed a motion to dismiss for improper venue.  In March 2018, the district court ruled against the Qualcomm and Apple motions.  The parties also filed a joint motion in March 2018 to eliminate three of the four patents in the case in order to expedite proceedings.  The parties are awaiting a revised court schedule for the proceedings, including the claim construction hearing which was originally scheduled for January 2018.

ParkerVision v. LG (District of New Jersey)

In July 2017, we filed a patent infringement complaint in the district of New Jersey against LG for the alleged infringement of the same patents previously asserted against LG in the middle district of Florida (see ParkerVision v. Apple and Qualcomm above).  We elected to dismiss the case in the middle district of Florida and re-file in New Jersey as a result of a recent Supreme Court ruling regarding proper venue.  In March 2018, the court stayed this case pending a final decision in ParkerVision v. Apple and Qualcomm in the Middle District of Florida. As part of this stay, LG has agreed to be bound by the final claim construction decision in that case.

ParkerVision v. LG Electronics (Munich, Germany)

In June 2016, we filed a complaint in Munich District Court against LG Electronics Deutschland GmbH, a German subsidiary of LG Electronics, Inc. (“LGE”) seeking damages and injunctive relief for the alleged infringement of the German part of our European patent 1 206 831 (“the ‘831 Patent). A hearing in this case was held in November 2016 at which time the court concluded that certain LGE products using Qualcomm RF circuitry infringe our patent.  The final decision in this case is stayed pending resolution of the corresponding nullity, or validity, action filed by Qualcomm in the German Federal Patent Court in Munich (see Qualcomm v. ParkerVision below).  If we do not prevail in this case, we may be subject to a claim for reimbursement of statutory attorney’s fees and costs estimated at approximately $0.06 million for which we have posted a bond.  If we prevail in the validity action filed by Qualcomm, the district court will then issue its final infringement decision which, if favorable, will likely include an injunction blocking the sale and importation of LGE products in Germany.

ParkerVision v. Apple (Munich, Germany)

 In October 2016, we filed a complaint in Munich District Court against Apple, Inc., Apple Distribution International, and Apple Retail Germany B.V. & Co. KG (collectively “Apple”) seeking damages and injunctive relief for the alleged infringement of the ‘831 Patent (the “Apple I” case).  In February 2017, we amended our complaint adding the infringement of a second German patent and alleging infringement by Apple devices that incorporate an Intel transceiver chip.  The Munich Regional Court bifurcated the new claims into a second case (the “Apple II” case).   A hearing was held in May 2017 in the Apple I case.  In June 2017, the court deferred its ruling pending the decision from the German Federal Patent Court in the validity action filed by Qualcomm (see Qualcomm v. ParkerVision below).   We anticipate the decision in this case will mirror that in the ParkerVision v. LG case in Germany discussed above.  If we do not prevail in this case, we may be subject to a claim for reimbursement of statutory attorney’s fees and costs estimated at approximately $0.1 million.  We expect that we will post a bond to cover this exposure in 2018.

Qualcomm v. ParkerVision (Federal Patent Court in Germany)

In August 2016, Qualcomm filed a validity action in Federal Patent Court in Germany against the ’831 Patent.  The outcome of this validity action impacts our German patent infringement cases against LGE and Apple as discussed above. An oral hearing is scheduled in this case on October 17, 2018 and a decision is expected to be handed down at that time.  The Federal Patent Court can uphold the ‘831 Patent, declare the ‘831 Patent to be invalid, or, alternatively, can uphold the ‘831 Patent with amended, narrowed claims that we have proposed.  If the ‘831 Patent is declared invalid, we would be subject to a claim for reimbursement of statutory attorney fees and costs of approximately $0.2 million.

ParkerVision v. Apple (Munich, Germany)-the Apple II case

The Apple II case seeks damages and injunctive relief for the alleged infringement of the German part of our European patent 1 135 853 (“the ‘853 Patent).  A hearing was held in November 2017.  Subsequent to the hearing, the court requested that we supplement certain elements of the infringement claims against Apple devices.  The court also denied Apple’s request that we provide a bond covering any possible claims for reimbursement of statutory attorney’s fees and costs; however, in order to expedite proceedings, we have agreed to pay a bond of approximately $0.1 million in April 2018, which is our estimated maximum exposure in this case.  We expect a second oral hearing in this case to take place in the second quarter of 2018.

Intel v. ParkerVision (Federal Patent Court in Germany)

In August 2017, Intel filed a nullity action in German Federal Patent Court claiming invalidity of the ‘853 Patent that is the subject of the Apple II case.  If the ‘853 Patent is declared invalid, we would be subject to a claim for reimbursement of statutory attorney fees and costs of approximately $0.2 million.  We intend to vigorously defend the validity of our patent.  No dates have yet been set in this nullity action.

14.  RELATED PARTY TRANSACTIONS

We paid approximately $0.03 million and $0.4 million in 2017 and 2016, respectively, for patent-related legal services to the law firm of Sterne, Kessler, Goldstein & Fox, PLLC (“SKGF”), of which Robert Sterne, one of our directors since September 2006, is a partner.  In February 2016, we entered into an agreement with SKGF to convert $0.8 million in outstanding unpaid fees to an unsecured note payable.  In December 2017, we entered into a note modification agreement with SKGF to extend the maturity date of the note from December 31, 2017 to March 31, 2020 (see Note 8).   We paid SKGF interest on the note payable of approximately $0.07 million and $0.06 million in 2017 and 2016, respectively.

In February 2017, Mr. Paul Rosenbaum, one of our directors since December 2016, purchased 80,510 shares of our common stock in an unregistered sale of equity securities at a purchase price of $2.11 per share (see Note 11).

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

The following table summarizes financial assets and financial liabilities carried at fair value and measured on a recurring basis as of December 31, 2017 and 2016, segregated by classification within the fair value hierarchy (in thousands):

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017:
Assets:
Available-for-sale securities	$26	$26	$-	$-
Restricted cash equivalents	1,000	1,000	-	-
Liabilities:
Secured contingent payment obligation	15,896	-	-	15,896

December 31, 2016:
Assets:
Available-for-sale securities	$14	$14	$-	$-
Restricted cash equivalents	911	911	-	-
Liabilities:
Secured contingent payment obligation	14,185	-	-	14,185

For the years ended December 31, 2017 and 2016, respectively, we had no transfers of assets or liabilities between the levels of the hierarchy.  We determine the fair value of our available-for-sale securities and restricted cash equivalents using a market approach based on quoted prices in active markets (Level 1 inputs).

In 2016, we recognized a secured contingent payment obligation upon our receipt of proceeds from BKI for funding of certain patent-related actions (see Note 8).  The fair value of the contingent payment obligation at December 31, 2017 was estimated at $15.9 million using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  The contingent payment obligation does not have a fixed duration; however our cash flow projections assume a duration ranging from 2018 through 2021.  The assumed cash outflows range from $0 to $34 million and the cash flow scenarios have probabilities of 0% to 30%.  We used a risk-adjusted discount rate of approximately 16%, based on a five year risk-free rate of approximately 2% as adjusted by 8% for credit risk and 6% for litigation inherent risk.  Changes in any of these Level 3 inputs could result in a higher or lower fair value measurement. For example, a decrease in the risk-adjusted discount rate from 16% to 8% would result in an increase in the fair value of approximately $3 million.   Refer to Note 8 for a reconciliation of our secured contingent payment obligation measured at estimated fair value for the years ended December 31, 2017 and 2016.

SCHEDULE II

PARKERVISION, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Valuation Allowance for Income Taxes	Balance at Beginning of Year	Provision	Write-Offs	Balance at End of Year
Year ended December 31, 2016	122,152	8,145	(1,072)	129,225
Year ended December 31, 2017	129,225	(34,346)	(464)	94,415

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, “disclosure controls and procedures” are controls and other procedures that are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.  Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017.

Based on such evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2017, our disclosure controls and procedures were effective.

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

Management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded, as of December 31, 2017, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

We implemented a number of internal controls related to inventory management, sales, and accounts receivable in the fourth quarter of 2017.

Other than as noted above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

In accordance with and satisfaction of the requirements of Form 8-K, we include the following disclosure:

On March 29, 2018, we issued a press release announcing our results of operations and financial condition for the year ended December 31, 2017.  The press release is attached hereto as Exhibit 99.1.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission in connection with our 2018 Annual Meeting of Shareholders no later than 120 days after the end of the fiscal year covered by this report (our “2018 Proxy Statement”).

Item 11.  Executive Compensation.

The information required by this item is incorporated by reference to our 2018 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our 2018 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to our 2018 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our 2018 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedule.

(a) Documents filed as part of this report:

(1) Financial statements:

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017 and 2016

Consolidated Statements of Shareholders’ (Deficit) Equity for the years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements for the years ended December 31, 2017 and 2016

(2) Financial statement schedules:

Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2017 and 2016

Schedules other than those listed have been omitted since they are either not required, not applicable or the information is otherwise included.

(3) Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed March 29, 2016)
3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 14, 2007)
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 18, 2016)
3.4	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed July 13, 2017)
4.1	Form of common stock certificate (incorporated by reference from Exhibit 4.1 of Annual Report on Form 10-K for the year ended December 31, 2015)

4.2

Shareholder Protection Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference from Exhibit 4.01 of Form 8-K dated November 22, 2005)

4.3

First Amendment to Shareholder Protection Rights Agreement dated as of November 20, 2015 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference from Exhibit 4.1 of Form 8-K dated November 20, 2015)

4.4

Form of Rights Certificate pursuant to First Amendment to Shareholder Protection Rights Agreement dated November 20, 2015 (incorporated by reference from Exhibit 4.2 of Form 8-K dated November 20, 2015)

10.1	2000 Performance Equity Plan (incorporated by reference from Exhibit 10.11 of Registration Statement No. 333-43452) **
10.2	Form of 2002 Indemnification Agreement for Directors and Officers (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended September 30, 2002) **
10.3	Standard Form of Employee Option Agreement (incorporated by reference from Exhibit 4.11 of Annual Report on Form 10-K for the year ended December 31, 2006) **
10.4	2008 Equity Incentive Plan (Non-Named Executives), as amended (incorporated by reference from Exhibit 4.1 of Form S-8 dated October 24, 2008) **
10.5	2011 Long-Term Incentive Equity Plan, as amended and restated (incorporated by reference from Exhibit 10.1 of Form 8-K dated July 13, 2017)**
10.6	ParkerVision, Inc. Performance Bonus Plan (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed July 12, 2013)**
10.7	Claims Proceeds Investment Agreement between Registrant and Brickell Key Investments LLP (incorporated by reference from Exhibit 10.2 of Quarterly Report on Form 10-Q filed May 16, 2016)
10.8	Warrant Agreement between Registrant and Brickell Key Investments LLP (incorporated by reference from Exhibit 10.3 of Quarterly Report on Form 10-Q filed May 16, 2016)
10.9	Amendment to Claims Proceeds Investment Agreement between Registrant and Brickell Key Investments (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q filed August 15, 2016)
10.10	Warrant Agreement between Registrant and Brickell Key Investments dated May 26, 2016 (incorporated by reference from Exhibit 10.2 of Quarterly Report on Form 10-Q filed August 15, 2016)
10.11	Amendment to Claims Proceeds Investment Agreement between Registrant and Brickell Key Investments dated December 28, 2017 *
10.12	Form of Securities Purchase Agreement dated July 6, 2016 between Registrant and BT City Manager (incorporated by reference from Exhibit 10.1 of Current Report on Form 10-Q filed July 7, 2016)

10.13	Form of Registration Rights Agreement dated July 6, 2016 between Registrant and BT City Manager (incorporated by reference from Exhibit 10.2 of Current Report on Form 10-Q filed July 7, 2016)
10.14	Form of Warrant Exchange Agreement between Registrant and 1624 PV LLC dated July 8, 2016 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed July 8, 2016)
10.15	Form of Warrant Agreement between Registrant and 1624 PV LLC dated July 8, 2016 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed July 8, 2016)
10.16

Settlement and Patent License Agreement between Registrant and Samsung Electronics Co., Ltd. dated July 15, 2016 (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q filed November 14, 2016)

10.17

At Market Issuance Sales Agreement between registrant and FBR Capital Markets & Co., dated December 30, 2016 (incorporated by reference from Exhibit 1.01 of Current Report on Form 8-K filed December 30, 2016)

10.18

At Market Issuance Sales Agreement between registrant and FBR Capital Markets & Co., dated August 14, 2017 (incorporated by reference from Exhibit 1.01 of Current Report on Form 8-K filed August 14, 2017)

10.19	Subscription Agreement between registrant and a director dated February 21, 2017 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed February 27, 2017)
10.20

Common Stock Purchase Agreement, dated October 17, 2017, between Parkervision, Inc. and Aspire Capital Fund, LLC. (incorporated by reference from Exhibit 4.1 of Current Report on Form 8-K filed October 18, 2017)

10.21

Registration Rights Agreement, dated October 17, 2017, between Parkervision, Inc. and Aspire Capital Fund, LLC. (incorporated by reference from Exhibit 4.1 of Current Report on Form 8-K filed October 18, 2017)

21.1	Schedule of Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP*
31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker*
31.2	Rule 13a-14 and 15d-14 Certification of Cynthia L. Poehlman*
32.1	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. Poehlman*
99.1	Earnings Press Release*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*   Filed herewith

** Management contract or compensatory plan or arrangement.

Item 16.  Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2018
PARKERVISION, INC.
By: /s/ Jeffrey L. Parker
Jeffrey L. Parker
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Jeffrey L. Parker	Chief Executive Officer and	March 29, 2018
Jeffrey L. Parker	Chairman of the Board (Principal
Executive Officer)

By: /s/ Cynthia L. Poehlman	Chief Financial Officer (Principal	March 29, 2018
Cynthia L. Poehlman	Financial Officer and Principal
Accounting Officer) and Corporate

By: /s/ David F. Sorrells	Chief Technology Officer	March 29, 2018
David F. Sorrells	and Director

By: /s/ William A. Hightower	Director	March 29, 2018
William A. Hightower

By: /s/ John Metcalf	Director	March 29, 2018
John Metcalf

By: /s/ Frank N. Newman	Director	March 29, 2018
Frank N. Newman

By: /s/ Paul A. Rosenbaum	Director	March 29, 2018
Paul A. Rosenbaum

By: /s/ Robert G. Sterne	Director	March 29, 2018
Robert G. Sterne

By: /s/ Nam P. Suh	Director	March 29, 2018
Nam P. Suh

By: /s/ Papken S. der Torossian	Director	March 29, 2018
Papken S. der Torossian

EXHIBIT INDEX

10.11	Amendment to Claims Proceeds Investment Agreement between Registrant and Brickell Key Investments dated December 28, 2017

21.1	Schedule of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker

31.2	Rule 13a-14 and 15d-14 Certification of Cynthia L. Poehlman

32.1	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. Poehlman

99.1	Earnings Press Release

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Definition Extension Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase