Form 10-Q
period 2018-03-31
PARKERVISION INC
filed 2018-05-15
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period March 31, 2018

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

As of May 11, 2018,  24,162,275 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	March 31,	December 31,
	2018	2017
CURRENT ASSETS:
Cash and cash equivalents	$75	$354
Restricted cash equivalents	195	1,000
Available-for-sale securities	6	26
Accounts receivable, net of allowance for doubtful accounts of $0 and $3 at March 31, 2018 and December 31, 2017, respectively	9	27
Inventories	1,224	1,025
Prepaid expenses	740	940
Other current assets	73	71
Total current assets	2,322	3,443

Property and equipment, net	344	376
Intangible assets, net	4,792	5,076
Other assets, net	18	15
Total assets	$7,476	$8,910

CURRENT LIABILITIES:
Accounts payable	$956	$678
Accrued expenses:
Salaries and wages	260	376
Professional fees	1,674	2,054
Other accrued expenses	241	225
Notes payable, current portion	396	294
Deferred rent, current portion	12	13
Deferred revenue	19	19
Total current liabilities	3,558	3,659

LONG-TERM LIABILITIES:
Capital lease, net of current portion	2	2
Deferred rent, net of current portion	61	66
Note payable, net of current portion	429	531
Secured contingent payment obligation	16,345	15,896
Total long-term liabilities	16,837	16,495
Total liabilities	20,395	20,154

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY:
Common stock, $.01 par value, 30,000 shares authorized, 23,807 and 21,222 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	238	212
Warrants outstanding	826	826
Additional paid-in capital	361,730	359,141
Accumulated deficit	(375,713)	(371,423)
Total shareholders' (deficit) equity	(12,919)	(11,244)
Total liabilities and shareholders' (deficit) equity	$7,476	$8,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Product revenue	$77	$-
Cost of sales	(53)	-
Gross margin	24	-

Research and development expenses	874	1,602
Selling, general and administrative expenses	2,977	3,360
Total operating expenses	3,851	4,962

Interest and other income	2	4
Interest expense	(16)	(19)
Change in fair value of secured contingent payment obligation (Note 9)	(449)	167
Total interest and other	(463)	152

Net loss	(4,290)	(4,810)

Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	-	(1)
Other comprehensive loss, net of tax	-	(1)

Comprehensive loss	$(4,290)	$(4,811)

Basic and diluted net loss per common share	$(0.19)	$(0.32)

Weighted average common shares outstanding	22,292	14,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,290)	$(4,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	321	329
Share-based compensation	363	663
Loss (gain) on changes in fair value	449	(167)
Changes in operating assets and liabilities:
Accounts receivable, net	18	-
Inventories	(199)	-
Prepaid expenses and other assets	195	(436)
Accounts payable and accrued expenses	(202)	349
Deferred rent	(6)	(23)
Total adjustments	939	715
Net cash used in operating activities	(3,351)	(4,095)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale investments	-	(4,802)
Proceeds from redemption of available-for-sale securities	20	-
Payments for patent costs and other intangible assets	-	(18)
Purchases of property and equipment	(5)	(27)
Net cash provided by (used in) investing activities	15	(4,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants in public and private offerings	2,252	9,751
Shares withheld for payment of taxes	-	(49)
Net cash provided by financing activities	2,252	9,702

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS	(1,084)	760

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS, beginning of period	1,354	1,169

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS, end of period	$270	$1,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sales of our equity securities and contingent funding arrangements with third-parties to fund our operations, including the cost of litigation.  For the three months ended March 31, 2018, we incurred a net loss of approximately $4.3 million and negative cash flows from operations of approximately $3.4 million.  At March 31, 2018,  we had a working capital deficit of approximately $1.2 million and we had an accumulated deficit of approximately $375.7 million.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern within one year following the issue date of these condensed consolidated financial statements.

At March 31, 2018, we had cash, cash equivalents, and available-for-sale securities of approximately $0.1 million and restricted cash equivalents of approximately $0.2 million.  The costs associated with continued development and marketing of our Milo brand and product line is expected to exceed revenues generated from our product sales in the short-term.  In addition, the amount and timing of proceeds from our patent enforcement actions, if any, is difficult to predict.  As a result, we will need additional working capital to fund our operations.

For the three months ended March 31, 2018, we received aggregate net proceeds of approximately $2.3 million from the sale of equity securities including $1.3 million under a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire”), $0.8 million from the sale of our common stock under an at At-Market Issuance Sales Agreement (“ATM”) with FBR Capital Markets & Co., and $0.2 million from the sale of common stock to three of our directors.

In April 2018, we received $1.5 million in additional funding from Brickell Key Investments (“BKI”) under an amendment to the Claims Proceeds Investment Agreement (see Note 9).  These funds will be used predominantly to advance our patent enforcement actions in U.S. district court and Germany.

We intend to use amounts available under the ATM and Aspire agreements, along with the additional funds received from BKI to fund our short-term working capital needs, including litigation related costs.  In addition, we are pursuing short-term debt financing as well as a two to three year financing transaction with third parties that may include debt, equity, in the form of common and preferred stock, or a combination thereof.  There can be no assurance that we will be able to consummate a financing transaction with any of these third parties or that the terms of such financing will be on terms and conditions that are acceptable.

Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to develop, market and sell existing and new products; (ii) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations; and/or (iii) our ability to obtain additional debt or equity financing.  We expect that revenue generated from product sales, patent enforcement actions, and technology licenses over the next twelve months will not be sufficient to cover our working capital requirements.  In the event we do not generate sufficient revenues to cover our operational costs and contingent repayment obligations, we will be required to use available working capital and/or raise additional working capital through the sale of equity securities or other financing arrangements.

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

3.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the period ended March 31, 2018 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or future years.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

The year-end condensed consolidated balance sheet data was derived from audited financial statements for the year ended December 31, 2017, but does not include all disclosures required by GAAP.  These interim condensed consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2017.

The condensed consolidated financial statements include the accounts of ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH after elimination of all intercompany transactions and accounts.

4.  Accounting Policies

There have been no changes in accounting policies from those stated in our Annual Report on Form 10-K for the year ended December 31, 2017, except as follows:

Adoption of New Accounting Standards

As of January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.”  ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue.  This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized.   The adoption of ASU 2014-09 had no impact on our consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We have no stranded tax effects included in our other comprehensive loss and therefore the adoption of ASU 2018-02 is not expected to impact our consolidated financial statements.

5.  Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive.

Options and warrants to purchase approximately 1.4 million and 1.1 million shares of common stock were outstanding at March 31, 2018 and 2017, respectively.  In addition, unvested restricted stock units (“RSUs”), representing approximately 0.4 million and 0.2 million 3shares of common stock were outstanding at March 31, 2018 and 2017, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

6.  Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$326	$573
Work-in-process	-	-
Finished goods	898	452
	$1,224	$1,025

7.  Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Prepaid services	$209	$328
Prepaid licenses, software tools and support	382	404
Prepaid insurance	28	54
Prepaid inventory and production tooling	59	121
Other prepaid expenses	62	33
	$740	$940

8.  Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Patents and Copyrights	$19,324	$19,324
Accumulated amortization	(14,532)	(14,248)
	$4,792	$5,076

9.  Secured Contingent Payment Obligation

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to BKI under a February 2016 funding agreement, as amended in May 2016 and December 2017.  Under the agreement, as of March 31, 2018, we had received aggregate proceeds of $14 million in exchange for BKI’s right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions.

In April 2018, the funding agreement with BKI was further amended to provide an additional $1.5 million in funding for the purposes of advancing our existing U.S. district court and German actions (see Note 14).

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

BKI holds a senior security interest in our assets until such time as the specified minimum return is paid, in which case, the security interest will be released except with respect to the patents and proceeds related to specific legal actions.  The security interest is enforceable by BKI in the event that we are in default under the agreement which would occur if (i) we fail, after notice, to pay proceeds to BKI, (ii) we become insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to us, (iii) our creditors commence actions against us (which are not subsequently discharged) that affect our material assets, (iv) we, without BKI’s consent, incur indebtedness other than immaterial ordinary course indebtedness, or (v) there is an uncured non-compliance of our obligations or misrepresentations under the agreement.   As of March 31, 2018, we are in compliance with our obligations under this agreement.

We have elected to measure our secured contingent payment obligation at fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the condensed consolidated statements of comprehensive loss until the contingency is resolved.  As of March 31, 2018, the fair value of the obligation is estimated to be approximately $16.3 million (see Note 12).

10.  Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our Annual Report on Form 10-K for the year ended December 31, 2017.

The following table presents share-based compensation expense included in our condensed consolidated statements of comprehensive loss for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Research and development expenses	$65	$245
Selling, general and administrative expenses	298	418
Total share-based compensation expense	$363	$663

As of March 31, 2018, we had approximately $0.7 million in unrecognized compensation cost related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of approximately one year.

11.  Stock Authorization and Issuance

During the three months ended March 31, 2018, we sold an aggregate of approximately 0.9 million shares of our common stock at an average market price of $0.92 per shares under an ATM agreement for net proceeds of approximately $0.8 million.  The shares are registered under a shelf registration statement

filed in November 2016.   As of March 31, 2018,  we had approximately $0.4 million remaining available for sale under the ATM.

During the three months ended March 31, 2018, we also sold an aggregate of approximately 1.4 million shares of our common stock at an average price of $0.92 per share under our common stock purchase agreement with Aspire for net proceeds of approximately $1.3 million.   The shares are registered under a registration statement filed in November 2017.  The number of additional shares that may be issued to Aspire under the agreement is limited to that number of shares representing 19.99% of our pre-transaction shares outstanding (the “Exchange Cap”) unless shareholder approval is obtained or unless the average price for shares sold in excess of the Exchange Cap is equal to or greater than $1.48, which represents the closing bid price at our common stock price at the date we entered into the agreement.  As of March 31, 2018, the maximum number of additional shares that may be issued to Aspire before reaching the Exchange Cap is approximately 1.3 million shares.

In March 2018, we received proceeds of approximately $0.18 million from the sale of approximately 0.22 million unregistered shares of our common stock at a price of $0.83 per share to three of our directors.

12. Fair Value Measurements

The following tables summarize the fair value of our assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018:
Assets:
Restricted cash equivalents	$195	$195	$-	$-
Available-for-sale securities	6	6	-	-
Liabilities:
Secured contingent payment obligation	16,345	-	-	16,345

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017:
Assets:
Restricted cash equivalents	$1,000	$1,000	$-	$-
Available-for-sale securities	26	26	-	-
Liabilities:
Secured contingent payment obligation	15,896	-	-	15,896

For the three months ended March 31,  2018 we had no transfers of assets or liabilities between the levels of the hierarchy.  The fair value of our secured contingent payment obligation was estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  The contingent payment obligation does not have a fixed duration; however our cash flow projections assume a remaining duration ranging from approximately one to three years.  The cash outflows could potentially range from $0 to $31 million through 2021 and the cash flow scenarios have probabilities of 0% to 30%.  We used a risk-adjusted discount rate of 16.39%, based on a risk-free rate of 2.39% as adjusted by 8% for credit risk and 6% for litigation inherent risk.  Changes in any of these Level 3 inputs could result in a higher or lower fair value measurement.

The following table provides a reconciliation of our secured contingent payment obligation for the three months ended March 31, 2018 (in thousands):

Secured Contingent Payment Obligation
Balance at December 31, 2017	$15,896
Change in fair value	449
Balance at March 31, 2018	$16,345

13.  Commitments and Contingencies

Lease Commitments

There have been no material changes in our lease commitments from those included in in our Annual Report on Form 10-K for the year ended December 31, 2017.

Legal Proceedings

From time to time, we are subject to legal proceedings and claims which arise in the ordinary course of our business.  These proceedings include patent enforcement actions initiated by us against others for the infringement of our technologies, as well as proceedings brought by others against us at the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (“PTAB”) and in the Federal Patent Court in Germany in an attempt to invalidate certain of our patent claims.   These patent-related proceedings are more fully described below.    We have several patent enforcement actions in Germany which has a “loser pay” system whereby the non-prevailing party is responsible for statutory attorney fees and costs.  We do not believe it is probable that we will have unfavorable outcomes in any of our German cases and therefore we have not recorded any expenses related to these statutory fees and costs.  However, there is at least a reasonable possibility of an unfavorable outcome in any one or more of these matters that could result in expenses in the aggregate that could have a material unfavorable impact on our consolidated results of operations as more fully discussed below.

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

ParkerVision v. Apple and Qualcomm (Middle District of Florida)

In December 2015, we filed a patent infringement complaint in the Middle District of Florida against Apple, LG, Samsung and Qualcomm alleging infringement of four of our patents.  In February 2016, the district court proceedings were stayed pending resolution of a corresponding case filed at the International Trade Commission (“ITC”).  In July 2016, we entered into a patent license and settlement agreement with Samsung and, as a result, Samsung was dismissed from the district court action. In March 2017, we filed a motion to terminate the ITC proceedings and a corresponding motion to lift the stay in the district court case.  This motion was granted in May 2017.  In July 2017, we filed a motion to dismiss LG from the district court case (see ParkerVision v. LG below).  Also in July 2017, Qualcomm filed a motion to change venue to the southern district of California and Apple filed a motion to dismiss for improper venue.  In March 2018, the district court ruled against the Qualcomm and Apple motions.  The parties also filed a joint motion in March 2018 to eliminate three of the four patents in the case in order to expedite proceedings.  The parties are awaiting a revised court schedule for the proceedings, including the claim construction hearing.

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

ParkerVision v. Apple (Munich, Germany)

In October 2016, we filed a complaint in Munich District Court against Apple, Inc., Apple Distribution International, and Apple Retail Germany B.V. & Co. KG (collectively “Apple”) seeking damages and injunctive relief for the alleged infringement of the ‘831 Patent (the “Apple I” case).  In February 2017, we amended our complaint adding the infringement of a second German patent and alleging infringement by Apple devices that incorporate an Intel transceiver chip.  The Munich Regional Court bifurcated the new claims into a second case (see ParkerVision v. Apple - the Apple II case below).   A hearing was held in May 2017 in the initial Apple case.  In June 2017, the court deferred its ruling pending the decision from the German Federal Patent Court in the validity action filed by Qualcomm (see Qualcomm v. ParkerVision below).   We anticipate the decision in this case will mirror that in the ParkerVision v. LG case in Germany discussed above.  If we do not prevail in this case, we may be subject to a claim for reimbursement of statutory attorney’s fees and costs estimated at approximately $0.1 million.  We expect to post a bond to cover this exposure in 2018.

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

ParkerVision v. Apple (Munich, Germany)-the Apple II case

The Apple II case seeks damages and injunctive relief for the alleged infringement of the German part of our European patent 1 135 853 (“the ‘853 Patent).  A hearing was held in November 2017.  Subsequent to the hearing, the court requested that we supplement certain elements of the infringement claims against Apple devices.  The court also denied Apple’s request that we provide a bond covering any possible claims for reimbursement of statutory attorney’s fees and costs.  Apple appealed the bond decision and, in order to expedite proceedings, in April 2018, we paid a bond of approximately $0.1 million, which is our estimated maximum exposure in this case.  In May 2018, we filed our supplemental briefs as requested by the court.  We expect a second oral hearing and/or a ruling in this case during the second or third quarter of 2018.

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

14.  Subsequent Events

On April 26, 2018, we entered into a third amendment to the Claims Proceeds Investment Agreement with BKI.  Under this amendment, we received an additional $1.5 million in funding from BKI for the purposes of advancing our existing U.S. district court and German actions in connection with our patent assertion program.  The amendment provides that we will repay and compensate BKI on substantially the same terms and conditions as described in Note 9.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This quarterly report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations contained in this Item.  When used in this quarterly report and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “expects”, “will likely result”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements.”  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties identified in our annual report on Form 10-K for the fiscal year ended December 31, 2017 (the “Annual Report”) and in this Item 2 of Part I of this quarterly report.  Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on key suppliers, reliance on our intellectual property, the outcome of our intellectual property litigation and the ability to obtain adequate financing in the future.  We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

Overview

We are in the business of innovating fundamental wireless technologies and products.   We have designed and developed a consumer and small business distributed WiFi product line that is being marketed under the brand name Milo®.  We also design, develop and market our proprietary radio frequency (“RF”) technologies for use in semiconductor circuits for wireless communication products, including our own internally developed products.  We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.

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

Recent Developments

Amendment to Claims Proceeds Investment Agreement

On April 26, 2018, we entered into a third amendment to the Claims Proceeds Investment Agreement with BKI.  Under this amendment, we received an additional $1.5 million in funding from BKI for the purposes of advancing our existing U.S. district court and German actions in connection with our patent assertion program.  The amendment provides that we will repay and compensate BKI on substantially the same terms and conditions as provided for in the original agreement.

Nasdaq Compliance

On February 13, 2018, we received a notice from the Listing Qualifications Department of Nasdaq (“Nasdaq”) indicating that, based upon our continued non-compliance with Nasdaq Listing Rule 5500(b)(2), which requires an issuer to maintain the market value listing standard (“MVLS”) of $35 million, our securities would be subject to delisting from Nasdaq unless we requested a hearing before a Nasdaq Hearings Panel (the “Panel”).  We requested and attended a hearing before the Panel and presented our plan to regain compliance with Nasdaq listing standards.  On April 4, 2018, the Panel notified us that they had granted our request for continued listing on Nasdaq, subject to certain conditions.  On or before July 31, 2018, we must demonstrate compliance with all requirements for continued listing on Nasdaq.  In the event we are unable to demonstrate compliance with the $35 million MVLS requirement or the alternative requirement of $2.5 million in stockholders’ equity, our securities may be subject to delisting.  The Panel reserves the right to reconsider the terms of the exception granted based on any events, conditions or circumstances that exist or develop that would, in the opinion of the Panel, make continued listing inadvisable or unwarranted.

In addition, on March 22, 2018, we received a notice from Nasdaq stating that, for the last 30 consecutive business days, the closing bid price for our common stock had been below the minimum of $1.00 per share required for continued inclusion on Nasdaq under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that we would be afforded 180 calendar days (until September 18, 2018) to regain compliance with the minimum bid price requirement.  In order to regain compliance, the bid price for shares of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days.  The notification letter also states that in the event we do not regain compliance within the 180 day period, we may be eligible for additional time to regain compliance to the extent that we meet the other listing requirements.

Liquidity and Capital Resources

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sales of our equity securities and contingent funding arrangements with third-parties to fund our operations, including the cost of litigation.  For the three months ended March 31, 2018, we incurred a net loss of approximately $4.3 million and negative cash flows from operations of approximately $3.4 million.  At March 31, 2018, we had a working capital deficit of approximately $1.2 million and we had an accumulated deficit of approximately $375.7 million.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern within one year following the issue date of our condensed consolidated financial statements.

At March 31, 2018, we had cash, cash equivalents, and available-for-sale securities of approximately $0.1 million and restricted cash equivalents of approximately $0.2 million.  The costs associated with continued development and marketing of our Milo brand and product line is expected to exceed revenues generated from our product sales in the short-term.  In addition, the amount and timing of proceeds from our patent enforcement actions, if any, is difficult to predict.  As a result, we will need additional working capital to fund our operations.

For the three months ended March 31, 2018, we received net proceeds of approximately $1.3 million under a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire”), $0.8 million from the sale of our common stock under an at At-Market Issuance Sales Agreement (“ATM”) with FBR Capital Markets & Co., and $0.2 million from the sale of common stock to three of our directors.  In April 2018, we received $1.5 million in additional funding from BKI primarily for payment of fees and expenses for our patent enforcement actions in U.S. district court and Germany.  We intend to use amounts available under our ATM and Aspire agreements, along with the additional funds received from BKI to fund our short-term working capital needs, including litigation related costs.  In addition, we are pursuing short-term debt financing as well as a two to three year financing transaction with third parties that may include debt, equity, in the form of common and preferred stock, or a combination thereof.  There can be no assurance that we will be able to consummate a financing transaction with any of these third parties or that the terms of such financing will be on terms and conditions that are acceptable.

We anticipate increased revenues and margin generated by our consumer products will continue to offset our operating costs as we develop additional products in our Milo consumer product line and expand our marketing channels, however the revenues and margins generated in the short-term will not be sufficient to fully fund our operations without the need for additional working capital.  The costs associated with continued development and marketing of our Milo brand and product line is expected to exceed revenues generated from our product sales in the short-term.  In addition, the amount and timing of proceeds from our patent enforcement actions, if any, is difficult to predict.  As a result, we will need additional working capital to fund our operations.    Our capital resources at March 31, 2018 are not sufficient to support our working capital requirements for the next twelve months which raises substantial doubt about our ability to continue as a going concern.

Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to develop, market and sell existing and new products; (ii) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations; and/or (iii) our ability to obtain additional debt or equity financing.  We expect that revenue generated from product sales, patent enforcement actions, and technology licenses over the next twelve months will not be sufficient to cover our working capital requirements.  In the event we do not generate sufficient revenues to cover our operational costs and contingent repayment obligations, we will be required to use available working capital and/or raise additional working capital through the sale of equity securities or other financing arrangements.

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

Results of Operations for Each of the Three Months Ended March 31, 2018 and 2017

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

Refer to “Reconciliation of Non-GAAP Financial Measures” in this section for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures for the three months ended March 31, 2018 and 2017.

Revenue and Gross Margin

We reported product revenue of $0.1 million and product gross margin of approximately 31% for the period ended March 31, 2018 from sales of our Milo-branded product that began shipping in October 2017.  We expect increases in revenue in 2018 as we gain brand recognition, expand our sales channels, and expand our product offerings.  We reported no revenue for the period ended March 31, 2017.

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

Our research and development expenses decreased approximately $0.7 million, or 45%, during the three months ended March 31, 2018 when compared to the same period in 2017.  This is primarily the result of a decrease in costs related to integrated circuit design and fabrication of approximately $0.4 million and a decrease in share-based compensation expense of approximately $0.2 million.

The decrease in share-based compensation expense for the three months ended March 31, 2018 compared to the same period in 2017 is primarily the result of decreases in the value of current awards when compared to prior year awards as a result of lower stock prices as of the grant date for the respective awards. The decrease in costs related to integrated circuit design and fabrication is primarily related to a decrease in resources deployed towards development of a WiFi system on chip in the three months ended March 31, 2018 when compared to the same period in 2017.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of executive, director, sales and marketing, and finance and administrative personnel costs, including share-based compensation, and costs incurred for advertising, insurance, shareholder relations and outside legal and professional services, including litigation expenses.

Our selling, general and administrative expenses decreased by approximately $0.4 million, or 11%, during the three months ended March 31, 2018 when compared to the same period in 2017.  This is primarily the result of a $0.9 million decrease in litigation related expenses, partially offset by an increase in personnel and related costs of approximately $0.3 million and an increase in advertising expenses of approximately $0.2 million.

The decrease in litigation related fees and expenses is primarily related to the termination of our ITC proceeding in March 2017.  The increases in personnel and advertising costs are a result of the launch and support of our new consumer product.

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

For the three months ended March 31, 2018, we recorded an increase in the fair value of our secured contingent payment obligation of approximately $0.4 million compared to a decrease in fair value of approximately $0.2 million for the same period in 2017.  The changes in fair value are a result of increases in the repayment obligation under the agreement due to passage of time as well as changes in the probabilities of the various projected future cash outflows based on the status of the funded actions.

Adjusted Net Loss and Adjusted Net Loss Per Share

Adjusted net loss decreased by approximately $0.8 million during the three months ended March 31, 2018 when compared to the same period in 2017.  The decrease in adjusted net loss is primarily the result of decreased litigation costs partially offset by increases in costs associated with our Milo product launch.   On a per share basis, our adjusted net loss per common share decreased by $0.14 per share.   This decrease is a result of the $0.8 million decrease in our adjusted net loss and a 49% increase in our weighted average common shares outstanding.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of our net loss to the non-GAAP measure of adjusted net loss for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Three Months Ended
(in thousands)	March 31,
	2018	2017
Net loss	$(4,290)	$(4,810)
Excluded items:
Share-based compensation	363	663
Change in fair value of contingent payment obligation	449	(167)
Adjusted net loss	$(3,478)	$(4,314)

The following table presents a reconciliation of our net loss per common share to the non-GAAP measure of adjusted net loss per common share for three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended
	March 31,
	2018	2017
Basic and diluted net loss per common share	$(0.19)	$(0.32)
Excluded items on a per share basis	0.04	0.03
Adjusted net loss per common share	$(0.15)	$(0.29)

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of March 31, 2018, we had outstanding warrants to purchase approximately 0.4 million shares of our common stock.  The estimated grant date fair value of these warrants of approximately $0.8 million is included in shareholders’ (deficit) equity in our condensed consolidated balance sheets.  The outstanding warrants have an average exercise price of $2.21 per share and a weighted average remaining life of approximately 3 years.

Contractual Obligations

There have been no material changes in our contractual obligations as set forth in our Annual Report.

Critical Accounting Policies

There have been no changes in critical accounting policies from those stated in our Annual Report except as follows:

As of January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers.”  ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue.  This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized.   The adoption of ASU 2014-09 had no impact on our consolidated financial statements

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

For the three months ended March 31, 2018, there were no material changes from the market risk information disclosed under Item 7A of Part II of our Annual Report.  We are exposed to market risk from changes in currency exchange rates that could impact our results of operations and financial position.  We have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period.  Any gains or losses recognized for changes in currency exchange rates are included in operating expenses in our condensed consolidated statements of comprehensive loss.  We do not consider the market risk from changes in currency exchange rates to be material.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2018.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 26, 2018, we consummated the sale of 216,668 shares of our common stock to three of our directors at a price of $0.83 per share in a private placement transaction for gross proceeds of approximately $0.2 million.  The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder, as the investor is a sophisticated investor, with such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of the investment.  The private placement is more fully described in our Current Report on Form 8-K filed on March 27, 2018 and such description is incorporated herein by reference.  The proceeds from our unregistered sales of equity securities are being used for general working capital purposes.  The proceeds are being used for general working capital purposes.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

On May 15, 2018, we issued a press release announcing our financial condition and results of operations for the three months ended March 31, 2018.  The earnings press release is attached hereto as Exhibit 99.1.

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

ParkerVision, Inc.
Registrant

May 15, 2018	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 15, 2018	By:	/s/Cynthia L. Poehlman
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