Form 10-Q
period 2018-06-30
PARKERVISION INC
filed 2018-08-14
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period June 30, 2018

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

As of August 10, 2018,  25,874,979 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	June 30,	December 31,
	2018	2017
CURRENT ASSETS:
Cash and cash equivalents	$94	$354
Restricted cash equivalents	5	1,000
Available-for-sale securities	-	26
Accounts receivable, net of allowance for doubtful accounts of $0 and $3 at June 30, 2018 and December 31, 2017, respectively	11	27
Inventories, net	1,196	1,025
Prepaid expenses	804	940
Other current assets	208	71
Total current assets	2,318	3,443

Property and equipment, net	310	376
Intangible assets, net	4,518	5,076
Other assets, net	18	15
Total assets	$7,164	$8,910

CURRENT LIABILITIES:
Accounts payable	$1,275	$678
Accrued expenses:
Salaries and wages	373	376
Professional fees	1,731	2,054
Other accrued expenses	472	225
Note payable to a related party, current portion	382	294
Deferred rent, current portion	7	13
Deferred revenue	-	19
Total current liabilities	4,240	3,659

LONG-TERM LIABILITIES:
Capital lease, net of current portion	2	2
Deferred rent, net of current portion	59	66
Note payable to a related party, net of current portion	422	531
Secured contingent payment obligation	18,383	15,896
Total long-term liabilities	18,866	16,495
Total liabilities	23,106	20,154

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY:
Common stock, $.01 par value, 40,000 and 30,000 shares authorized, 25,875 and 21,222 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	259	212
Warrants outstanding	335	826
Additional paid-in capital	363,671	359,141
Accumulated deficit	(380,207)	(371,423)
Total shareholders' (deficit) equity	(15,942)	(11,244)
Total liabilities and shareholders' (deficit) equity	$7,164	$8,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Product revenue	$38	$-	$115	$-
Cost of sales	(31)	-	(84)	-
Write down of obsolete inventory	(42)	-	(42)	-
Gross margin	(35)	-	(11)	-

Research and development expenses	1,001	1,025	1,875	2,627
Selling, general and administrative expenses	2,902	2,699	5,879	6,058
Total operating expenses	3,903	3,724	7,754	8,685

Interest and other income	-	14	2	18
Interest expense	(18)	(17)	(34)	(36)
Change in fair value of secured contingent payment obligation (Note 10)	(538)	-	(987)	167
Total interest and other	(556)	(3)	(1,019)	149

Net loss	(4,494)	(3,727)	(8,784)	(8,536)

Other comprehensive gain, net of tax:
Unrealized gain on available-for-sale securities	-	5	-	4
Other comprehensive gain, net of tax	-	5	-	4

Comprehensive loss	$(4,494)	$(3,722)	$(8,784)	$(8,532)

Basic and diluted net loss per common share	$(0.18)	$(0.21)	$(0.39)	$(0.52)

Weighted average common shares outstanding	24,564	17,723	22,672	16,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,494)	$(3,727)	$(8,784)	$(8,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	312	322	633	651
Share-based compensation	348	542	711	1,205
Loss on disposal of equipment and other assets	-	71	-	71
Write down of obsolete inventory	42	-	42	-
Realized gain on available-for-sale securities	-	(4)	-	(4)
Loss (gain) on changes in fair value	538	-	987	(167)
Changes in operating assets and liabilities:
Accounts receivable, net	(2)	-	16	-
Inventories	(14)	(130)	(213)	(130)
Prepaid expenses and other assets	(199)	(188)	(4)	(626)
Accounts payable and accrued expenses	701	(658)	499	(309)
Deferred rent	(7)	(12)	(13)	(35)
Total adjustments	1,719	(57)	2,658	656
Net cash used in operating activities	(2,775)	(3,784)	(6,126)	(7,880)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale investments	-	(9)	-	(4,811)
Proceeds from redemption of available-for-sale securities	6	2,800	26	2,800
Proceeds from sale of fixed assets	-	16	-	16
Payments for patent costs and other intangible assets	(4)	(9)	(4)	(26)
Purchases of property and equipment	-	(60)	(5)	(87)
Net cash provided by (used in) investing activities	2	2,738	17	(2,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants in public and private offerings	1,123	-	3,375	9,750
Principal payments on capital lease obligation	-	(1)	-	(1)
Principal payments on long-term debt	(21)	-	(21)	-
Proceeds from contingent payment obligation	1,500	-	1,500	-
Shares withheld for payment of taxes	-	(30)	-	(78)
Net cash provided by financing activities	2,602	(31)	4,854	9,671

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS	(171)	(1,077)	(1,255)	(317)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS, beginning of period	270	1,929	1,354	1,169

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS, end of period	$99	$852	$99	$852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Description of Business

ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH (collectively “ParkerVision”, “we” or the “Company”) is in the business of innovating fundamental wireless technologies and products. We have designed and developed a distributed WiFi product line for consumers and small businesses that is being marketed under the brand name Milo®. We have also designed, developed and marketed our proprietary radio frequency (“RF”) technologies and integrated circuits for use in wireless communication products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States and certain foreign jurisdictions. We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.

We have a growth strategy that includes wireless product development, manufacturing and sales of our own Milo-branded WiFi products and intellectual property licensing and enforcement. On a longer-term basis, our growth strategy includes the acquisition of, or other product ventures with, companies that have businesses that are synergistic with our products and technologies, particularly in the Internet of Things (“IoT”) space. We have made significant investments in developing and protecting our technologies and products, the returns on which are dependent upon the generation of future revenues from product sales and/or licensing for realization.

We also have significant net operating loss (“NOL”) carryforwards that we consider a key asset of our business as these NOLs can provide shelter to over $300 million of future earnings.

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

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sales of our equity securities and contingent funding arrangements with third-parties to fund our operations, including the cost of litigation.  For the six months ended June 30, 2018, we incurred a net loss of approximately $8.8 million and negative cash flows from operations of approximately $6.1 million.  At June 30, 2018,  we had a working capital deficit of approximately $1.9 million and we had an accumulated deficit of approximately $380.2 million.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern within one year following the issue date of these condensed consolidated financial statements.

At June 30, 2018, we had cash, cash equivalents, and restricted cash equivalents of approximately $0.1 million.  The costs associated with continued development and marketing of our Milo brand and product line is expected to exceed revenues generated from our product sales in the short-term.  In addition, the amount and timing of proceeds from our patent enforcement actions, if any, is difficult to predict.  As a result, we will need additional working capital to fund our operations.

For the six months ended June 30, 2018, we received aggregate net proceeds of approximately $3.4 million from the sale of equity securities including $2.0 million under an October 2017 common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”), $1.2 million from the sale of our common stock under an at At-Market Issuance Sales Agreement (“ATM”) with FBR Capital Markets & Co., and $0.2 million from the sale of common stock to three of our directors (see Note 12).  In April 2018, we received $1.5 million in additional funding from Brickell Key Investments (“BKI”) under an amendment to our February 2016 litigation funding agreement (see Note 10).

In July 2018, we received proceeds of approximately $1.0 million from the sale of equity securities to Aspire Capital in a private placement transaction.  We expect to receive an additional $1.0 million from the sale of equity securities to Aspire Capital  upon effectiveness of the registration statement filed August 9, 2018 to register the shares (see Note 15).  In addition, as of June 30, 2018, we had $16.9 million remaining under the Purchase Agreement with Aspire Capital, subject to the terms and conditions of that agreement, including registration of additional shares.

We recently launched a national media campaign for our Milo-branded products.  We intend to use amounts generated by our product sales, along with funds received from the sale of equity securities to fund our short-term working capital needs.  In addition, we are pursuing additional litigation financing as well as a two to three year financing transaction with third parties that may include debt, equity, in the form of common and preferred stock, or a combination thereof.  There can be no assurance that we will be able to consummate a financing transaction with any of these third parties or that the terms of such financing will be on terms and conditions that are acceptable.

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

3.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the period ended June 30, 2018 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or future years.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

The year-end condensed consolidated balance sheet data was derived from audited financial statements for the year ended December 31, 2017, but does not include all disclosures required by GAAP.  These interim condensed consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”).

The condensed consolidated financial statements include the accounts of ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH, after elimination of all intercompany transactions and accounts.

4.  Accounting Policies

There have been no changes in accounting policies from those stated in our 2017 Annual Report, except as follows:

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 “Leases,” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months.  ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018.  Early adoption is permitted.  In July 2018, the FASB issued ASU 2018-10 “Codification Improvements to Topic 842, Leases,” to clarify application of certain aspects of the new leases standard and to remove inconsistencies within the guidance and ASU 2018-11 “Targeted Improvements,” which provides for an alternate transition method.  Specifically, ASU 2018-11 allows the new lease standard to be applied as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings rather than retroactive restatement of all periods presented.    We are currently assessing the impact of the new lease guidance on our consolidated financial statements. We have identified all existing operating and financing leases and are in the process of determining the present value of existing lease assets and liabilities under the new guidance.  We are also currently formalizing processes and controls to identify, classify and measure new leases in accordance with ASU 2016-02.

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

Options and warrants to purchase approximately 1.4 million and 1.1 million shares of common stock were outstanding at June 30, 2018 and 2017, respectively.  In addition, unvested restricted stock units (“RSUs”), representing approximately 0.3 million and 0.2 million shares of common stock were outstanding at June 30, 2018 and 2017, respectively.   These options, warrants and RSUs were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

6. Cash

Cash, cash equivalents and restricted cash equivalents, as presented in the accompanying condensed consolidated statements of cash flows, consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$94	$354
Restricted cash equivalents	5	1,000
	$99	$1,354

7.  Inventories, net

Inventories, net of reserves for obsolete inventory, consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$311	$573
Work-in-process	-	-
Finished goods	927	452
	1,238	1,025
Reserve for obsolete inventories	(42)	-
	$1,196	$1,025

8.  Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Prepaid licenses, software tools and support	$391	$404
Prepaid advertising	200	75
Prepaid services	95	253
Prepaid insurance	41	54
Prepaid inventory and production tooling	57	121
Other prepaid expenses	20	33
	$804	$940

9.  Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Patents and copyrights	$19,328	$19,324
Accumulated amortization	(14,810)	(14,248)
	$4,518	$5,076

10.  Long-term debt

Note Payable to a Related Party

The note payable to a related party at June 30, 2018 and December 31, 2017, consisted of the following (in thousands):

Description	Interest Rate	Interest Payable	Maturity Date	Six months ended June 30, 2018	Year ended December 31, 2017
Note payable to a related party	8%	Monthly	March 31, 2020	$804	$825
Less current maturities				382	294
Long-term note payable				$422	$531

In February 2016, we entered into an agreement with Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party, to convert $0.8 million in outstanding unpaid fees into an unsecured promissory note.  The balance of the note was scheduled to mature on December 31, 2017.  In January 2018, we amended the note, retroactive to December 31, 2017 to allow for interest only payments through March 2018 and principal and interest payments through March 31, 2020. In August 2018, we further amended the note, retroactive to April 30, 2018 to defer principal and interest payments from May 1, 2018 through September 30, 2018.   The note, as amended, provides for payments of principal and interest of approximately $48,500 per month commencing October 30, 2018 through March 31, 2020.

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair market value, for the six months ended June 30, 2018 and the year ended December 31, 2017 (in thousands):

	Six months ended June 30, 2018	Year ended December 31, 2017
Secured contingent payment obligation, beginning of year	$15,896	$14,185
Proceeds from contingent payment obligation	1,500	1,000
Change in fair value	987	711
Secured contingent payment obligation, end of year	$18,383	$15,896

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to BKI under a February 2016 funding agreement, as amended in May 2016, December 2017, and April 2018.  Under the agreement, as of June 30, 2018, we had received aggregate proceeds of $15.5 million in exchange for BKI’s right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions. We have repaid an aggregate of $3.3 million to BKI from patent enforcement proceeds.

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

BKI holds a senior security interest in our assets until such time as the specified minimum return is paid, in which case, the security interest will be released except with respect to the patents and proceeds related to specific legal actions.  The security interest is enforceable by BKI in the event that we are in default under the agreement which would occur if (i) we fail, after notice, to pay proceeds to BKI, (ii) we become insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to us, (iii) our creditors commence actions against us (which are not subsequently discharged) that affect our material assets, (iv) we, without BKI’s consent, incur indebtedness other than immaterial ordinary course indebtedness, or (v) there is an uncured non-compliance of our obligations or misrepresentations under the agreement.   As of June 30, 2018, we are in compliance with our obligations under this agreement.

We have elected to measure our secured contingent payment obligation at fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the condensed consolidated statements of comprehensive loss until the contingency is resolved.  As of June 30, 2018, the fair value of the obligation is estimated to be approximately $18.4 million.

11. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2017 Annual Report.

The following table presents share-based compensation expense included in our condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development expenses	$50	$165	$115	$410
Selling, general and administrative expenses	298	377	596	795
Total share-based compensation expense	$348	$542	$711	$1,205

As of June 30, 2018, we had approximately $0.3 million in unrecognized compensation cost related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of approximately one year.

12.  Stock Authorization and Issuance

On June 12, 2018, our shareholders approved an amendment to our articles of incorporation to increase the number of authorized shares of common stock from 30 million to 40 million shares.

During the six months ended June 30, 2018, we sold an aggregate of approximately 2.9 million shares of our common stock at an average price of $0.70 per share under our Purchase Agreement with Aspire Capital for net proceeds of approximately $2.0 million.   The shares are registered under a registration statement filed in November 2017.  In June 2018, our shareholders approved the issuance of shares to Aspire Capital under the Purchase Agreement in excess of 19.99% of our pre-transaction shares outstanding.  As of June 30, 2018, we had $16.9 million remaining under the Purchase Agreement, subject to the terms and conditions of the Purchase Agreement including registration of additional shares.

During the six months ended June 30, 2018, we sold an aggregate of approximately 1.2 million shares of our common stock at an average market price of $0.90 per share under an ATM agreement for net proceeds of approximately $1.2 million.  The shares were sold pursuant to a shelf registration statement filed in November 2016.   As of June 30, 2018,  there were no remaining shares available for issuance under the ATM.

In March 2018, we received proceeds of approximately $0.2 million from the sale of approximately 0.22 million unregistered shares of our common stock at a price of $0.83 per share to three of our directors.

13. Fair Value Measurements

The following tables summarize the fair value of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018:
Assets:
Restricted cash equivalents	$5	$5	$-	$-
Liabilities:
Secured contingent payment obligation	18,383	-	-	18,383

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017:
Assets:
Restricted cash equivalents	$1,000	$1,000	$-	$-
Available-for-sale securities	26	26	-	-
Liabilities:
Secured contingent payment obligation	15,896	-	-	15,896

For the three and six months ended June 30,  2018 we had no transfers of assets or liabilities between the levels of the hierarchy.  The fair value of our secured contingent payment obligation was estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  The contingent payment obligation does not have a fixed duration; however, our cash flow projections assume a remaining duration ranging from approximately one to three years.  The cash outflows could potentially range from $0 to $34 million through 2021 and the cash flow scenarios have probabilities of 0% to 30%.  We used a risk-adjusted discount rate of 16.63%, based on a risk-free rate of 2.63% as adjusted by 8% for credit risk and 6% for litigation inherent risk.  Changes in any of these Level 3 inputs could result in a higher or lower fair value measurement.

14.  Commitments and Contingencies

Lease Commitments

There have been no material changes in our lease commitments from those included in in our 2017 Annual Report, except for a one-year extension of the lease for our corporate headquarters in July 2018 (see Note 15).

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

ParkerVision v. Qualcomm and HTC (Middle District of Florida)

We have a patent infringement complaint pending in the Middle District of Florida against Qualcomm and Qualcomm Atheros, Inc. (collectively “Qualcomm”), and HTC (HTC Corporation and HTC America, Inc.) (the “Qualcomm Action”) seeking unspecified damages and injunctive relief for infringement of certain of our patents.  Certain of the defendants have filed counterclaims against us for non-infringement and invalidity for all patents in the case.  A claim construction hearing was held in August 2015 but no ruling on claim construction has been issued by the court.  In February 2016, the court granted the parties’ joint motion to stay these proceedings.  In May 2017, we filed a motion to continue the stay of these proceedings pending an appeal of certain PTAB decisions with regard to our U.S. patent 6,091,940 (“the ‘940 Patent”) as discussed below.

Qualcomm v. ParkerVision (PTAB)

In August 2015, Qualcomm filed an aggregate of ten petitions for Inter Partes Review (“IPR”) with the PTAB seeking to invalidate certain claims related to three of the eleven patents originally asserted in our Qualcomm Action.  In March 2016, the PTAB issued decisions denying institution of trial for three of the petitions, all of which relate to our U.S. patent 7,039,372 (“the ‘372 Patent”).  The remaining petitions, all of which relate to the ‘940 Patent and U.S. patent 7,966,012 (“the ‘012 Patent”) were instituted for trial by the PTAB.  In May 2016, the PTAB granted our motion to disclaim the challenged claims of the ‘012 Patent and entered an adverse judgment against us with respect to those claims.  In March 2017, the PTAB issued its decisions on the six outstanding IPRs, all of which relate to the ‘940 Patent.  The PTAB ruled in our favor on three of the six petitions, ruled in Qualcomm’s favor on two of the six petitions and issued a split decision on the claims covered in the sixth petition.  As a result of the PTAB decisions, certain claims of the ‘940 Patent which are the subject of our district court case against Qualcomm and HTC were found to be un-patentable and certain claims were found not to be un-patentable.  In May 2017, we filed our notice of appeal of these decisions with the United States Court of Appeals for the Federal Circuit (“CAFC”).  Qualcomm also appealed the decisions that were unfavorable to them.    A hearing was held on August 7, 2018 at the CAFC and we are currently awaiting the court’s ruling.

ParkerVision v. Apple and Qualcomm (Middle District of Florida)

In December 2015, we filed a patent infringement complaint in the Middle District of Florida against Apple, LG, Samsung and Qualcomm alleging infringement of four of our patents.  In February 2016, the district court proceedings were stayed pending resolution of a corresponding case filed at the International Trade Commission (“ITC”).  In July 2016, we entered into a patent license and settlement agreement with Samsung and, as a result, Samsung was dismissed from the district court action. In March 2017, we filed a motion to terminate the ITC proceedings and a corresponding motion to lift the stay in the district court case.  This motion was granted in May 2017.  In July 2017, we filed a motion to dismiss LG from the district court case (see ParkerVision v. LG below).  Also in July 2017, Qualcomm filed a motion to change venue to the southern district of California and Apple filed a motion to dismiss for improper venue.  In March 2018, the district court ruled against the Qualcomm and Apple motions.  The parties also filed a joint motion in March 2018 to eliminate three of the four patents in the case in order to expedite proceedings leaving our U.S. patent 9,118,528 as the only remaining patent in this case.  A claim construction hearing is scheduled for August 31, 2018.

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

ParkerVision v. Apple (Munich, Germany) - the Apple I case

In October 2016, we filed a complaint in Munich District Court against Apple, Inc., Apple Distribution International, and Apple Retail Germany B.V. & Co. KG (collectively “Apple”) seeking damages and injunctive relief for the alleged infringement of the ‘831 Patent (the “Apple I” case).  In February 2017, we amended our complaint adding the infringement of a second German patent and alleging infringement by Apple devices that incorporate an Intel transceiver chip.  The Munich Regional Court bifurcated the new claims into a second case (see ParkerVision v. Apple - the Apple II case below).   A hearing was held in May 2017 in the Apple I  case.  In June 2017, the court deferred its ruling pending the decision from the German Federal Patent Court in the validity action filed by Qualcomm (see Qualcomm v. ParkerVision below).   We anticipate the decision in this case will mirror that in the ParkerVision v. LG case in Germany discussed above.  If we do not prevail in this case, we may be subject to a claim for reimbursement of statutory attorney’s fees and costs estimated at approximately $0.1 million.  We expect to post a bond to cover this exposure in the third quarter of 2018.

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

ParkerVision v. Apple (Munich, Germany)-the Apple II case

The Apple II case seeks damages and injunctive relief for the alleged infringement of the German part of our European patent 1 135 853 (“the ‘853 Patent).  A hearing was held in November 2017.  Subsequent to the hearing, the court requested that we supplement certain elements of the infringement claims against Apple devices.  The court also denied Apple’s request that we provide a bond covering any possible claims for reimbursement of statutory attorney’s fees and costs.  Apple appealed the bond decision and, in order to expedite proceedings, in April 2018, we paid a bond of approximately $0.1 million, which is our estimated maximum exposure in this case.  In May 2018, we filed our supplemental briefs as requested by the court.  Apple has filed its reply briefs and we are awaiting a ruling and/or a second oral hearing in this case which we expect to occur during the third quarter of 2018.

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

15.  Subsequent Events

On July 26, 2018, we entered into a Securities Purchase Agreement (the “Agreement”) with Aspire Capital for the sale of up to $2.0 million of shares of our common stock (or Pre-Funded warrants) and Warrants, in two tranches.  Upon the initial closing, we sold to Aspire Capital (i) a pre-funded warrant to purchase up to 2,500,000 shares of our common stock with an exercise price of $.01 per share (“Pre-Funded Warrant”) and (ii) a warrant to purchase up to 2,500,000 shares of our common stock with an exercise price of $.74 per share (a “Warrant”), for an aggregate purchase price of approximately $1.0 million.  In addition, the Agreement provides that upon effectiveness of a registration statement to register the underlying shares, provided that the closing price of our  common stock on such date is equal to or greater than $.50 per share, we will sell to Aspire Capital (i) an additional 2,500,000 shares of common stock (or a Pre-Funded Warrant in lieu thereof) and (ii) a Warrant to purchase an additional 2,500,000 shares of common stock at an exercise price of $0.74 per share, for an additional aggregate purchase price of approximately $1.0 million. The Warrants and Pre-Funded Warrants expire five years after their issuance and have substantially similar other terms, except (i) for exercise price and (ii) that the Warrants are exercisable on the date that is six months after issuance and the Pre-Funded Warrants are immediately exercisable after issuance.

On July 18, 2018, we amended the operating lease agreement for our corporate headquarters, extending the lease term through July 31, 2019 with an option to renew through July 31, 2020.  Our straight-line rental payments under the amendment are approximately $30,500 per month.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This quarterly report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations contained in this Item.  When used in this quarterly report and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “expects”, “will likely result”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements.”  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties identified in our annual report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report”) and in this Item 2 of Part I of this quarterly report.  Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on key suppliers, reliance on our intellectual property, the outcome of our intellectual property litigation and the ability to obtain adequate financing in the future.  We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

Overview

We are in the business of innovating fundamental wireless technologies and products.   We have designed and developed a consumer and small business distributed WiFi product line that is being marketed under the brand name Milo®.  We have also designed, developed and marketed our proprietary radio frequency (“RF”) technologies and integrated circuits for use in wireless communication products.  We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.

We have a growth strategy that includes wireless product development, manufacturing and sales of our Milo-branded products and intellectual property licensing and enforcement.  Our longer-term strategy is expected to include the acquisition of, or other product ventures with, companies that have businesses that are synergistic with our products and technologies, particularly in the IoT, or Internet of Things, space.  We have significant net operating loss (“NOL”) carryforwards that we consider a key asset of our business as these NOLs can provide shelter to over $300 million of future earnings.

Recent Developments

Nasdaq Compliance

On February 13, 2018, we received a notice from the Listing Qualifications Department of Nasdaq indicating that, based upon our continued non-compliance with Nasdaq Listing Rule 5500(b)(2), which requires an issuer to maintain the market value listing standard (“MVLS”) of $35 million, our securities would be subject to delisting from Nasdaq unless we requested a hearing before a Nasdaq Hearings Panel (the “Panel”).  We requested and attended a hearing before the Panel and presented our plan to regain compliance with Nasdaq listing standards.  On April 4, 2018, the Panel notified us that they had granted our request for continued listing on Nasdaq, subject to certain conditions, through July 31, 2018.  On July 31, 2018, we requested an additional extension from the Panel through August 13, 2018, which represents the full 180-day period available to the Panel.  Our common stock has continued to trade while such request was pending.  We are currently awaiting a response from Nasdaq or the Panel and based on our inability to demonstrate compliance with the $35 million MVLS requirement or the alternative requirement of $2.5 million in stockholders’ equity, we anticipate that our securities will be subject to delisting.

In addition, on March 22, 2018, we received a notice from Nasdaq stating that, for the last 30 consecutive business days, the closing bid price for our common stock had been below the minimum of $1.00 per share required for continued inclusion on Nasdaq under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that we would be afforded 180 calendar days (until September 18, 2018) to regain compliance with the minimum bid price requirement.  In order to regain compliance, the bid price for shares of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days.  The notification letter also states that in the event we do not regain compliance within the 180 day period, we may be eligible for additional time to regain compliance to the extent that we meet the other continued listing requirements.

We have applied for listing on the over-the-counter (“OTC”) market and expect that we will be approved for trading on the OTC market under the ticker PRKR prior to any suspension of trading on the Nasdaq Capital Market.  The OTC market is a significantly more limited market than the Nasdaq Capital Market (See Item 1A. Risk Factors).

Amendment to Claims Proceeds Investment Agreement

On April 26, 2018, we entered into a third amendment to our February 2016 litigation funding agreement with BKI.  Under this amendment, we received an additional $1.5 million in funding from BKI for the purposes of advancing our existing U.S. district court and German actions in connection with our patent assertion program.  The amendment provides that we will repay and compensate BKI on substantially the same terms and conditions as provided for in the original agreement.

Liquidity and Capital Resources

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sales of our equity securities and contingent funding arrangements with third-parties to fund our operations, including the cost of litigation.

We used cash for operations of approximately $6.1 million and $7.9 million for the six months ended June 30, 2018 and 2017, respectively.  At June 30, 2018, we had a working capital deficit of approximately $1.9 million and we had an accumulated deficit of approximately $380.2 million.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern within one year following the issue date of our condensed consolidated financial statements.

At June 30, 2018, we had cash, cash equivalents, and restricted cash equivalents of approximately $0.1 million.  The costs associated with continued development and marketing of our Milo brand and product line is expected to exceed revenues generated from our product sales in the short-term.  In addition, the amount and timing of proceeds from our patent enforcement actions, if any, is difficult to predict.  As a result, we will need additional working capital to fund our operations.

For the six months ended June 30, 2018, we received net proceeds of approximately $2.0 million under an October 2017 common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital, $1.2 million from the sale of our common stock under an at At-Market Issuance Sales Agreement, and $0.2 million from the sale of common stock to three of our directors.  In April 2018, we received $1.5 million in additional funding from BKI under an amendment to our February 2016 litigation funding agreement.

In July 2018, we received proceeds of approximately $1.0 million from the sale of equity securities to Aspire Capital in a private placement transaction.  We expect to receive an additional $1.0 million from the sale of equity securities to Aspire Capital upon effectiveness of the registration statement filed August 9, 2018 to register the shares, provided that the closing price of our common stock on such date is at or above $0.50 per share.    In addition, as of June 30, 2018, we had $16.9 million remaining under the Purchase Agreement with Aspire Capital, subject to the terms and conditions of that agreement, including registration of additional shares.

We recently launched a national media campaign for our Milo-branded products. We intend to use amounts generated by our product sales, along with funds received from the sale of equity securities to fund our short-term working capital needs.  In addition, we are pursuing additional litigation financing as well as a two to three year financing transaction with third parties that may include debt, equity, in the form of common and preferred stock, or a combination thereof.  There can be no assurance that we will be able to consummate a financing transaction with any of these third parties or that the terms of such financing will be on terms and conditions that are acceptable.

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

Results of Operations for Each of the Three and Six Months Ended June 30, 2018 and 2017

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

Refer to “Reconciliation of Non-GAAP Financial Measures” in this section for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures for the three and six months ended June 30, 2018 and 2017.

Revenue and Gross Margin

We reported product revenue of approximately $0.04 million and $0.1 million, respectively for the three and six month periods ended June, 30, 2018 from sales of our Milo-branded WiFi products. We reported no revenue for the three and six month periods ended June 30, 2017 as shipments of our Milo product line began in October 2017.  We expect increases in product revenue in the second half of 2018 as we gain brand recognition, expand our sales channels, and expand our product offerings.

Gross margins for the Milo product sales were approximately 18% and 27%, respectively for the three and six month periods.   Product margin for the three month period ended June 30, 2018 decreased from the prior quarter as a result of decreased sales prices for products sold through an online distribution channel.  We expect our product margin to remain in the 20% to 25% range until we sell through our current on hand inventory, at which time we anticipate improvements in our product margins.

For the three month period ended June 30, 2018, we recorded a reserve for excess and obsolete inventory of approximately $0.04 million, representing the value of our remaining integrated circuit inventory, including inventory held on consignment under a distribution agreement that is expected to terminate in September 2018.

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

Our research and development expenses remained relatively unchanged during the three months ended June 30, 2018 when compared to the same period in 2017.

Our research and development expenses decreased approximately $0.8 million, or 29%, during the six months ended June 30, 2018 when compared to the same period in 2017.  This decrease is primarily the result of a decrease in costs related to integrated circuit design and fabrication of approximately $0.4 million and a decrease in share-based compensation expense of approximately $0.3 million.

The decrease in share-based compensation expense is primarily the result of decreases in the value of current awards when compared to prior year awards as a result of lower stock prices as of the grant date for the respective awards. The decrease in costs related to integrated circuit design and fabrication is primarily related to a decrease in resources deployed towards development of a WiFi system on chip in 2018.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of executive, director, sales and marketing, and finance and administrative personnel costs, including share-based compensation, and costs incurred for advertising, insurance, shareholder relations and outside legal and professional services, including litigation expenses.

Our selling, general and administrative expenses increased by approximately $0.2 million, or 8%, during the three months ended June 30, 2018 when compared to the same period in 2017.  This is primarily the result of an increase in personnel and related costs of approximately $0.2 million, an increase in advertising expenses of approximately $0.2 million, and an increase in litigation related expenses of approximately $0.1 million, partially offset by a decrease outside professional fees of approximately of $0.3 million.

Our selling, general and administrative expenses decreased by approximately $0.2 million, or 3%, during the six months ended June 30, 2018 when compared to the same period in 2017.  This is primarily due to a decrease in litigation related expenses of approximately $0.8 million, a decrease in outside professional fees of approximately $0.2 million, and a decrease in share based compensation of approximately $0.2 million, partially offset by an increase in personnel and related expenses of approximately $0.5 million and an increase in advertising expenses of approximately $0.4 million.

The increases in personnel and advertising costs for the three and six month periods are a result of the launch and support of our new consumer product.  The decreases in outside professional fees are a result of a reduction in the use of outside professionals for marketing, shareholder relations and business consulting activities in 2018.  The decrease in share-based compensation expense for the six months ended June 30, 2018 compared to the same period in 2017 is primarily the result of decreases in the value of current awards when compared to prior year awards as a result of lower stock prices as of the grant date for the respective awards. The increase in litigation related fees and expenses for the three months ended June 30, 2018 is primarily a result of increased activities related to German litigation and our IPR appeal.  The decrease in litigation related fees and expenses for the six months ended June 30, 2018 is primarily related to the termination of our ITC proceeding in March 2017.

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

For the six months ended June 30, 2018, we recorded an increase in the fair value of our secured contingent payment obligation of approximately $1.0 million compared to a decrease in fair value of approximately $0.2 million for the same period in 2017.  The changes in fair value are a result of changes in estimated amounts and timing of projected future cash flows due to increases in funded amounts, passage of time, and changes in the probabilities based on the status of the funded actions.

Adjusted Net Loss and Adjusted Net Loss Per Share

Adjusted net loss increased by approximately $0.4 million during the three months ended June 30, 2018 when compared to the same period in 2017.  The increase in adjusted net loss is primarily the result of increases in costs associated with our Milo product launch.   On a per share basis, our adjusted net loss per common share decreased by $0.04 per share.   This decrease is a result of a 39% increase in our weighted average common shares outstanding, partially offset by the $0.4 million increase in our adjusted net loss.

Adjusted net loss decreased by approximately $0.4 million during the six months ended June 30, 2018 when compared to the same period in 2017.  The decrease in adjusted net loss is primarily the result of decreased litigation costs partially offset by increases in costs associated with our Milo product launch.   On a per share basis, our adjusted net loss per common share decreased by $0.14 per share.   This decrease is a result of the $0.4 million decrease in our adjusted net loss and a 39% increase in our weighted average common shares outstanding.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of our net loss to the non-GAAP measure of adjusted net loss for the three and six months ended June 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(4,494)	$(3,727)	$(8,784)	$(8,536)
Excluded items:
Share-based compensation	348	542	711	1,205
Change in fair value of contingent payment obligation	538	-	987	(167)
Adjusted net loss	$(3,608)	$(3,185)	$(7,086)	$(7,498)

The following table presents a reconciliation of our net loss per common share to the non-GAAP measure of adjusted net loss per common share for three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic and diluted net loss per common share	$(0.18)	$(0.21)	$(0.39)	$(0.52)
Excluded items on a per share basis	0.04	0.03	0.07	0.06
Adjusted net loss per common share	$(0.14)	$(0.18)	$(0.32)	$(0.46)

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of June 30, 2018, we had outstanding warrants to purchase approximately 0.4 million shares of our common stock.  The estimated grant date fair value of these warrants of approximately $0.3 million is included in shareholders’ (deficit) equity in our condensed consolidated balance sheets.  The outstanding warrants have an exercise price of $2.00 per share and a weighted average remaining life of approximately 3 years.

Contractual Obligations

There have been no material changes in our contractual obligations as set forth in our 2017 Annual Report.

Critical Accounting Policies

There have been no changes in critical accounting policies from those stated in our 2017 Annual Report except as follows:

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

For the three and six months ended June 30, 2018, there were no material changes from the market risk information disclosed under Item 7A of Part II of our 2017 Annual Report.  We are exposed to market risk from changes in currency exchange rates that could impact our results of operations and financial position.  We have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period.  Any gains or losses recognized for changes in currency exchange rates are included in operating expenses in our condensed consolidated statements of comprehensive loss.  We do not consider the market risk from changes in currency exchange rates to be material.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Reference is made to the section entitled “Legal Proceedings” in Note 14 to our unaudited condensed consolidated financial statements included in this quarterly report for a discussion of current legal proceedings, which discussion is incorporated herein by reference.

ITEM 1A.  Risk Factors.

In addition to the information in this quarterly report, the risk factors disclosed in our 2017 Annual Report should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.

If our common stock is no longer listed on a national securities exchange and will be quoted only on the OTC market, our stock price and liquidity could be negatively impacted.

Based on our inability to regain compliance with the Nasdaq continued listing requirements, we anticipate that we may be delisted from the Nasdaq market, in which case we expect to trade exclusively on the OTCQB market under the symbol PRKR. The OTC market is a significantly more limited market than Nasdaq, and the quotation of our common stock on the OTC market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock. This could further depress the trading price of our common stock and could also have a long-term adverse effect on our ability to raise capital. We cannot provide any assurances as to if or when we will be in a position to relist our common stock on a nationally-recognized securities exchange.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

On August 14, 2018, we issued a press release announcing our financial condition and results of operations for the three and six months ended June 30, 2018.  The press release is attached hereto as Exhibit 99.1.

The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any disclosure document of the Registrant, except as shall be expressly set forth by specific reference in such document.

ITEM 6.  Exhibits.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed March 29, 2016)

3.2	Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 18, 2016)

3.3	Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed July 11, 2017)

3.4	Amendment to the Amended and Restated Articles of Incorporation dated June 12, 2018, effective June 25, 2018 (incorporated by reference from Exhibit 3.5 of Form S-1 filed August 9, 2018)

3.5

Certificate of Designations of the Preferences, Limitations, and Relative Rights of Series E Preferred Stock, dated November 21, 2005 (incorporated by reference from Exhibit 4.02 of Form 8-K filed November 21, 2005)

3.6	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 14, 2007)

10.1	Subscription Agreement dated March 26, 2018 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed March 27, 2018)

10.2	List of Investors for Subscription Agreement dated March 26, 2018 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed March 27, 2018)

10.3	Amendment to Claims Proceed Investment Agreement between Registrant and Brickell Key Investments dated April 26, 2018 (incorporate by reference from Exhibit 10.21 of Form S-1 filed August 9, 2018)
10.4	Securities Purchase Agreement, dated July 26, 2018, between the Company and Aspire Capital Fund, LLC (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed July 30, 2018)

10.5	Warrant Agreement between Registrant and Aspire Capital Fund, LLC (incorporated by reference from Exhibit 4.1 of Current Report on Form 8-K filed July 30, 2018)

31.1	Section 302 Certification of Jeffrey L. Parker, CEO*

31.2	Section 302 Certification of Cynthia L. Poehlman, CFO*

32.1	Section 906 Certification*

99.1	Earnings Press Release*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.
Registrant

August 14, 2018	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 14, 2018	By:	/s/Cynthia L. Poehlman
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