Form 10-Q
period 2018-09-30
PARKERVISION INC
filed 2018-11-14
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such file).  Yes ☒   No ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 9, 2018, 26,203,588 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	September 30,	December 31,
	2018	2017
CURRENT ASSETS:
Cash and cash equivalents	$267	$354
Restricted cash equivalents	-	1,000
Available-for-sale securities	-	26
Accounts receivable, net of allowance for doubtful accounts of $0 and $3 at September 30, 2018 and December 31, 2017, respectively	3	27
Inventories, net	225	1,025
Prepaid expenses	459	940
Other current assets	210	71
Total current assets	1,164	3,443

Property and equipment, net	272	376
Intangible assets, net	4,243	5,076
Other assets, net	18	15
Total assets	$5,697	$8,910

CURRENT LIABILITIES:
Accounts payable	$678	$678
Accrued expenses:
Salaries and wages	127	376
Professional fees	220	2,054
Other accrued expenses	388	238
Notes payable, current portion	2,788	294
Lease payable, current portion	75	-
Deferred revenue	-	19
Total current liabilities	4,276	3,659

LONG-TERM LIABILITIES:
Secured contingent payment obligation	18,409	15,896
Convertible notes, net	880	-
Notes payable	284	531
Lease payable	96	-
Other long term liabilities	2	68
Total long-term liabilities	19,671	16,495
Total liabilities	23,947	20,154

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY:
Common stock, $.01 par value, 40,000 and 30,000 shares authorized, 26,200 and 21,222 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	262	212
Warrants outstanding	2,285	826
Additional paid-in capital	364,248	359,141
Accumulated deficit	(385,045)	(371,423)
Total shareholders' (deficit) equity	(18,250)	(11,244)
Total liabilities and shareholders' (deficit) equity	$5,697	$8,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Product revenue	$13	$-	$128	$-
Cost of sales	(12)	-	(96)	-
Inventory impairment charge	(975)	-	(1,017)	-
Gross margin	(974)	-	(985)	-

Research and development expenses	685	911	2,560	3,538
Selling, general and administrative expenses	2,522	3,423	8,401	9,481
Restructuring charges	607	-	607	-
Total operating expenses	3,814	4,334	11,568	13,019

Interest and other income	-	8	2	26
Interest expense	(24)	(16)	(58)	(52)
Change in fair value of secured contingent payment obligation (Note 10)	(26)	(38)	(1,013)	129
Total interest and other	(50)	(46)	(1,069)	103

Net loss	(4,838)	(4,380)	(13,622)	(12,916)

Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	-	(4)	-	-
Other comprehensive loss, net of tax	-	(4)	-	-

Comprehensive loss	$(4,838)	$(4,384)	$(13,622)	$(12,916)

Basic and diluted net loss per common share	$(0.19)	$(0.24)	$(0.59)	$(0.76)

Weighted average common shares outstanding	25,997	18,026	23,282	16,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,838)	$(4,380)	$(13,622)	$(12,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	314	321	947	972
Share-based compensation	200	503	911	1,708
Loss on disposal of equipment and other assets	356	-	356	71
Inventory impairment charges	975	-	1,017	-
Realized gain on available-for-sale securities	-	(5)	-	(9)
Loss (gain) on changes in fair value	26	38	1,013	(129)
Changes in operating assets and liabilities:
Accounts receivable, net	8	-	24	-
Inventories	(4)	(828)	(217)	(958)
Prepaid expenses and other assets	(13)	473	(17)	(153)
Accounts payable and accrued expenses	(73)	704	413	360
Lease payable	109	-	109	-
Total adjustments	1,898	1,206	4,556	1,862
Net cash used in operating activities	(2,940)	(3,174)	(9,066)	(11,054)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale investments	-	(2)	-	(4,813)
Proceeds from redemption of available-for-sale securities	-	1,935	26	4,735
Proceeds from sale of fixed assets	4	-	4	-
Payments for patent costs and other intangible assets	(2)	(14)	(6)	(40)
Purchases of property and equipment	-	(146)	(5)	(217)
Net cash provided by (used in) investing activities	2	1,773	19	(335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants in public and private offerings	1,902	1,019	5,277	10,769
Net proceeds from debt financings	1,319	-	2,819	-
Principal payments on long-term debt	(100)	-	(121)	-
Principal payments on capital lease obligation	(1)	-	(1)	(1)
Shares withheld for payment of taxes	(14)	(34)	(14)	(112)
Net cash provided by financing activities	3,106	985	7,960	10,656

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS	168	(416)	(1,087)	(733)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS, beginning of period	99	852	1,354	1,169

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS, end of period	$267	$436	$267	$436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  Description of Business

ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH (collectively “ParkerVision”, “we” or the “Company”) is in the business of innovating fundamental wireless technologies and products. We have designed and developed a distributed WiFi product line for consumers and small businesses that is being marketed under the brand name Milo®. We have also designed and developed proprietary radio frequency (“RF”) technologies and integrated circuits for use in wireless communication products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States and certain foreign jurisdictions. We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.

We restructured our operations during the third quarter of 2018 in order to reduce operating expenses in light of our limited capital resources.  Our primary business is to support and defend the investments we have made in developing and protecting our technologies by focusing on our patent enforcement program.  We have made significant investments in developing and protecting our technologies and products, the returns on which are dependent upon the generation of future revenues for realization.

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

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sales of our equity securities and contingent funding arrangements with third-parties to fund our operations, including the cost of litigation.  For the nine months ended September 30, 2018, we incurred a net loss of approximately $13.6 million and negative cash flows from operations of approximately $9.1 million.  At September 30, 2018, we had a working capital deficit of approximately $3.1 million and we had an accumulated deficit of approximately $385.0 million.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern within one year following the issue date of these condensed consolidated financial statements.

For the nine months ended September 30, 2018, we received aggregate net proceeds of approximately $5.3 million from the sale of equity securities, $1.5 million in additional funding from Brickell Key Investments (“Brickell”) under an amendment to our litigation funding agreement and approximately $1.3 million in proceeds from the sale of convertible promissory notes.

At September 30, 2018, we had cash and cash equivalents of approximately $0.3 million.  Our Milo product line has not generated expected revenues to date and the amount and timing of proceeds from our patent enforcement actions, if any, is difficult to predict.  Although we have made significant reductions in our operating costs, we will need additional working capital to fund our operations.

As of September 30, 2018, we had approximately $16.9 million remaining under an October 2017 common stock purchase agreement (the “Equity Line Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”), subject to the terms and conditions of that agreement, including a requirement that the closing sale price of our common stock is at or above $0.50 per share and a requirement that the underlying shares be registered on an effective registration statement.  We currently do not have a registration statement in effect for additional shares under the Equity Line Agreement. We are exploring additional financing opportunities for both our short and long-term capital needs.  These financing opportunities may include debt, convertible debt, common or preferred equity offerings, or a combination thereof.  There can be no assurance that we will be able to consummate a financing transaction or that the terms of such financing will be on terms and conditions that are acceptable.

Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to market and sell existing products; (ii) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations; and/or (iii) our ability to obtain additional debt or equity financing.  We expect that revenue generated from product sales, patent enforcement actions, and technology licenses over the next twelve months may not be sufficient to cover our working capital requirements.  In the event we do not generate sufficient revenues to cover our operational costs and contingent repayment obligations, we will be required to use available working capital and/or raise additional working capital through the sale of equity securities or other financing arrangements.

We expect to continue to invest in patent prosecution and enforcement and, on a reduced basis, our product marketing and support for our technologies and products. The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from our technologies and/or products to offset expenses and contingent payment obligations.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private debt or equity financing or contingent fee arrangements and/or reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings or contingent fee arrangements, and/or reduce operating costs will have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

3.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the period ended September 30, 2018 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or future years.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

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

4.  Accounting Policies

There have been no changes in accounting policies from those stated in our 2017 Annual Report, except as follows:

Adoption of New Accounting Standards

As of January 1, 2018, we adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.”  ASC 606 implements a common revenue standard that clarifies the principles for recognizing revenue.  This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized.   The adoption of ASC 606 had no significant impact on our consolidated financial statements.

As of September 30, 2018, we adopted Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”.  ASU 2018-13 eliminates, modifies and adds various disclosure requirements for fair value measurements including addition of disclosures of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measures.  The disclosure amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15 2019 and early adoption is permitted.  The adoption of ASU 2018-13 enhances the disclosures with regard to the fair value measurement of our secured contingent payment obligation.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 “Leases,” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months.  ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018.  Early adoption is permitted.  In July 2018, the FASB issued ASU 2018-10 “Codification Improvements to Topic 842, Leases,” to clarify application of certain aspects of the new leases standard and to remove inconsistencies within the guidance and ASU 2018-11 “Targeted Improvements,” which provides for an alternate transition method.  Specifically, ASU 2018-11 allows the new lease standard to be applied as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings rather than retroactive restatement of all periods presented.   We are currently assessing the impact of the new lease guidance on our consolidated financial statements. We have identified all existing operating and financing leases and are in the process of determining the present value of existing lease assets and liabilities under the new guidance.  We are also currently finalizing processes and controls to identify, classify and measure new leases in accordance with ASU 2016-02.

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

Options, warrants and unvested restricted stock units (“RSUs”) to purchase approximately 11.8 million and 2.0 million shares of common stock were outstanding at September 30, 2018 and 2017, respectively.  In addition, at September 30, 2018, we had approximately 3.0 million shares of common stock underlying convertible promissory notes.  These options, warrants, RSUs, and shares underlying the convertible notes were excluded from the computation of diluted loss per common share as their effect would have been anti-dilutive.

6. Cash

Cash, cash equivalents and restricted cash equivalents, as presented in the accompanying condensed consolidated statements of cash flows, consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$267	$354
Restricted cash equivalents	-	1,000
	$267	$1,354

7.  Inventories, net

Inventories, net of reserves for obsolete inventory, consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$139	$573
Work-in-process	-	-
Finished goods	966	452
	1,105	1,025
Inventory reserves	(880)	-
	$225	$1,025

During the three and nine month periods ended September 30, 2018, we recognized impairment charges to reduce our excess inventory to its estimated net realizable value.  The following table provides a reconciliation of our inventory reserves for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Inventory reserves at beginning of period	$42	$-
Impairment charges	975	1,017
Writedown of impaired inventories	(137)	(137)
Inventory reserves at end of period	$880	$880

8.  Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Prepaid licenses, software tools and support	$111	$404
Prepaid advertising	-	75
Prepaid services	250	253
Prepaid insurance	60	54
Prepaid inventory and production tooling	-	121
Other prepaid expenses	38	33
	$459	$940

During the three and nine month periods ended September 30, 2018, we recognized an impairment charge for prepaid licenses of $0.3 million in connection with our restructuring of operations (see Note 15).

9.  Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Patents and copyrights	$19,331	$19,324
Accumulated amortization	(15,088)	(14,248)
	$4,243	$5,076

10. Long-term debt

Notes Payable

Notes payable at September 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	September 30,	December 31,
Description	2018	2017
Note payable to a related party	$820	$825
Secured note payable	2,252	-
Total notes payable	3,072	825
Less current maturities	2,788	294
Long-term note payable	$284	$531

In February 2016, we entered into an agreement with Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party, to convert $0.8 million in outstanding unpaid fees into an unsecured promissory note with monthly interest payments at a rate of 8% per annum and a balloon payment of the outstanding principal balance on December 31, 2017.  In January 2018, we amended the note, retroactive to December 31, 2017 to allow for interest only payments through March 2018 and principal and interest payments through March 31, 2020.  In August 2018, we further amended the note, retroactive to April 30, 2018 to defer principal and interest payments from May 1, 2018 through September 30, 2018. The note, as amended, provides for payments of principal and interest of approximately $48,500 per month commencing October 31, 2018 through March 31, 2020.  At September 30, 2018, we are in compliance with all the terms of the SKGF note.

In September 2018, we entered into a patent security agreement with Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (“Mintz”) as security for payment of a non-interest bearing promissory note that we entered into in settlement of approximately $2.3 million in accrued professional fees and accounts payable to Mintz for attorney’s fees and costs associated with our patent enforcement programs and incurred through September 30, 2018.  We paid Mintz an initial installment of $0.1 million upon execution of the note and the remaining balance is payable in monthly installments of $0.2 million commencing November 1, 2018 and continuing until the entire unpaid principal balance is paid.  Under the patent security agreement, we pledged as security 25 U.S. patents and 6 correlating foreign patents that were simultaneously released by Brickell under an amendment to our claims proceed investment agreement with Brickell.  The Mintz note accelerates and becomes immediately due and payable in the case of standard events of default and/or in the event of a sale or other transfer of substantially all of our assets or a transfer of more than 50% of our capital stock in one or a series of transactions or through a merger or other similar transaction.  In an event of default, the Mintz note will accrue interest at a rate of 12% per annum on any outstanding balance until such time that the note is paid in full.  As of September 30, 2018, we are in compliance with all the terms of the Mintz note.

Convertible Notes

In September 2018, we sold two tranches of five-year promissory notes for aggregate proceeds of approximately $1.3 million, including $0.4 million sold to related parties (see Note 16).   The notes are convertible, at the holders’ option into shares of our common stock at fixed conversion prices.  The fixed conversion prices of the notes were below market value of our common stock on the closing date resulting in a beneficial conversion feature with a value of approximately $0.4 million.   The beneficial conversion feature is recorded as a discount on the convertible notes with a corresponding increase to additional paid in capital.

Convertible notes payable at September 30, 2018 consist of the following (in thousands):

				September 30,
Description	Interest Rate	Interest Payable	Maturity Date	2018
Convertible notes dated September 10, 2018	8%	Quarterly	September 7, 2023	$900
Convertible note dated September 19, 2018	8%	Quarterly	September 19, 2023	425
Total principal balance				1,325
Less Unamortized discount				445
				$880

Quarterly interest payments on the notes begin on the earlier of (i) the effectiveness of a registration statement for the shares underlying the notes or (ii) the 180-day anniversary of the issue date of the notes.  Interest is payable, at our option and subject to certain equity conditions, in either cash, shares of our common stock, or a combination thereof.

We have the option to prepay the notes any time following the one-year anniversary of the issuance of the notes, subject to a premium on the outstanding principal prepayment amount of 25% prior to the two-year anniversary of the note issuance date, 20% prior to the three-year anniversary of the note issuance date, 15% prior to the four-year anniversary of the note issuance date, or 10% thereafter.  The notes provide for events of default that include failure to pay principal or interest when due, breach of any of the representations, warranties, covenants or agreements made by us, events of liquidation or bankruptcy, and a change in control.  In the event of default, the interest rate increases to 12% per annum and the outstanding principal balance of the notes plus all accrued interest due may be declared immediately payable by the holders of a majority of the then outstanding principal balance of the notes.

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair market value, for the nine months ended September 30, 2018 and the year ended December 31, 2017 (in thousands):

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Secured contingent payment obligation, beginning of period	$15,896	$14,185
Proceeds from contingent payment obligation	1,500	1,000
Change in fair value	1,013	711
Secured contingent payment obligation, end of period	$18,409	$15,896

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to Brickell under a February 2016 funding agreement, as amended in May 2016, December 2017, April 2018, and September 2018.  Under the agreement, as of September 30, 2018, we had received aggregate proceeds of $15.5 million in exchange for Brickell’s right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions.  We have repaid an aggregate of $3.3 million to Brickell from patent enforcement proceeds.

Brickell is entitled to priority payment of 100% of proceeds received from all patent-related actions until such time that Brickell has been repaid in full.  After repayment of the funded amount, Brickell is entitled to a portion of remaining proceeds up to a specified minimum return which is determined as a percentage of the funded amount and varies based on the timing of repayment.  In addition, Brickell is entitled to a pro rata portion of proceeds from specified legal actions to the extent aggregate proceeds from those actions exceed the specified minimum return.

Brickell holds a senior security interest in the majority of our assets until such time as the specified minimum return is paid, in which case, the security interest will be released except with respect to the patents and proceeds related to specific legal actions.  The security interest is enforceable by Brickell in the event that we are in default under the agreement which would occur if (i) we fail, after notice, to pay proceeds to Brickell, (ii) we become insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to us, (iii) our creditors commence actions against us (which are not subsequently discharged) that affect our material assets, (iv) we, without Brickell’s consent, incur indebtedness other than immaterial ordinary course indebtedness, or (v) there is an uncured non-compliance of our obligations or misrepresentations under the agreement.   As of September 30, 2018, we are in compliance with our obligations under this agreement.

We have elected to measure our secured contingent payment obligation at fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the condensed consolidated statements of comprehensive loss until the contingency is resolved.  As of September 30, 2018, the fair value of the obligation is estimated to be approximately $18.4 million.

11.  Stock Authorization and Issuance

On June 12, 2018, our shareholders approved an amendment to our articles of incorporation to increase the number of authorized shares of common stock from 30 million to 40 million shares.

In July 2018, we entered into a securities purchase agreement (the “Agreement”) with Aspire Capital for the sale of up to $2.0 million of shares of our common stock (or pre-funded warrants) and warrants, in two tranches.  Upon the initial closing, we sold to Aspire Capital (i) a pre-funded warrant to purchase up to 2.5 million shares of our common stock with an exercise price of $.01 per share (“Pre-Funded Warrant”) and (ii) a warrant to purchase up to 2.5 million shares of our common stock with an exercise price of $.74 per share (a “Warrant”), for an aggregate purchase price of approximately $1.0 million. In addition, pursuant to the Agreement, in September 2018, we sold to Aspire Capital (i) a second Pre-Funded Warrant to purchase up to 2.5 million shares of common stock exercise price of $0.01 per share and (ii) a Warrant to purchase an additional 2.5 million shares of common stock at an exercise price of $0.74 per share, for an additional aggregate purchase price of approximately $1.0 million. The Warrants and Pre-Funded Warrants expire five years after their respective issuance date and have substantially similar other terms, except (i) for exercise price and (ii) that the Warrants are exercisable on the date that is six months after issuance and the Pre-Funded Warrants are immediately exercisable after issuance.  The shares underlying the Pre-Funded Warrants and Warrants are registered under a registration statement filed in August 2018.

During the nine months ended September 30, 2018, we sold an aggregate of approximately 2.9 million shares of our common stock at an average price of $0.70 per share under our Equity Line Agreement with Aspire Capital for net proceeds of approximately $2.0 million.   The shares are registered under a registration statement filed in November 2017.  In June 2018, our shareholders approved the issuance of shares to Aspire Capital under the Equity Line Agreement in excess of 19.99% of our pre-transaction shares outstanding.  As of September 30, 2018, we had $16.9 million remaining under the Equity Line Agreement, subject to the terms and conditions of the Purchase Agreement including registration of additional shares.

During the nine months ended September 30, 2018, we sold an aggregate of approximately 1.4 million shares of our common stock at an average market price of $0.90 per share under an at-market-sales-agreement (“ATM”) for net proceeds of approximately $1.2 million.  The shares were sold pursuant to a shelf registration statement filed in November 2016.   As of September 30, 2018, there were no remaining shares available for issuance under the ATM.

In March 2018, we received proceeds of approximately $0.2 million from the sale of approximately 0.22 million unregistered shares of our common stock at a price of $0.83 per share to three of our directors.

12. Fair Value Measurements

The following tables summarize the fair value of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018:
Liabilities:
Secured contingent payment obligation	$18,409	$-	$-	$18,409

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017:
Assets:
Restricted cash equivalents	$1,000	$1,000	$-	$-
Available-for-sale securities	26	26	-	-
Liabilities:
Secured contingent payment obligation	15,896	-	-	15,896

The fair value of our secured contingent payment obligation was estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used a risk-adjusted discount rate of 16.85% at September 30, 2018, based on a risk-free rate of 2.85% as adjusted by 8% for credit risk and 6% for litigation inherent risk.  The contingent payment obligation does not have a fixed duration; however, our cash flow projections assume a remaining duration ranging from approximately one to three years with an average duration of 2.3 years.  The cash outflows could potentially range from $0 to $34 million through 2021 with a weighted average outflow of approximately $25.3 million.  We evaluate the estimates and assumptions used in determining the fair value of our secured contingent payment obligation each reporting period and make any adjustments prospectively based on those evaluations.   Changes in any of these Level 3 inputs could result in a higher or lower fair value measurement.

13.  Commitments and Contingencies

Lease Commitments

On July 18, 2018, we amended the operating lease agreement for our corporate headquarters, extending the lease term through July 31, 2019 with an option to renew through July 31, 2020.  Our straight-line rental payments under the amendment are approximately $30,500 per month.

There have been no other changes to our lease commitments from those included in our 2017 Annual Report.

Legal Proceedings

From time to time, we are subject to legal proceedings and claims which arise in the ordinary course of our business.  These proceedings include patent enforcement actions initiated by us against others for the infringement of our technologies, as well as proceedings brought by others against us at the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (“PTAB”) and in the Federal Patent Court in Germany in an attempt to invalidate certain of our patent claims.   We have several patent enforcement actions in Germany which has a “loser pay” system whereby the non-prevailing party is responsible for statutory attorney fees and costs.  We received an unfavorable decision from Germany in October 2018, as more fully described below, which is expected to result in claims of approximately $0.4 million.  The accompanying statements of comprehensive losses for the three and nine months ended September 30, 2018 do not include any charges related to probable losses that arose after the date of these financial statements.

ParkerVision v. Qualcomm and HTC (Middle District of Florida)

We have a patent infringement complaint pending in the Middle District of Florida against Qualcomm and Qualcomm Atheros, Inc. (collectively “Qualcomm”), and HTC (HTC Corporation and HTC America, Inc.) (the “Qualcomm Action”) seeking unspecified damages and injunctive relief for infringement of certain of our patents.  Certain of the defendants have filed counterclaims against us for non-infringement and invalidity for all patents in the case.  A claim construction hearing was held in August 2015 but no ruling on claim construction has been issued by the court.  In February 2016, the court granted the parties’ joint motion to stay these proceedings.  In May 2017, we filed a motion to continue the stay of these proceedings pending an appeal of certain PTAB decisions with regard to our U.S. patent 6,091,940 (“the ‘940 Patent”).  In September 2018, the Federal Circuit issued its decision in the appeal of the ‘940 Patent as discussed under Qualcomm v. ParkerVision (PTAB) below.  We expect to petition the district court to lift the stay in this case.

Qualcomm v. ParkerVision (PTAB)

In August 2015, Qualcomm filed an aggregate of ten petitions for Inter Partes Review (“IPR”) with the PTAB seeking to invalidate certain claims related to three of the eleven patents originally asserted in our Qualcomm Action.  In March 2016, the PTAB issued decisions denying institution of trial for three of the petitions, all of which relate to our U.S. patent 7,039,372 (“the ‘372 Patent”).  The remaining petitions, all of which relate to the ‘940 Patent and U.S. patent 7,966,012 (“the ‘012 Patent”) were instituted for trial by the PTAB.  In May 2016, the PTAB granted our motion to disclaim the challenged claims of the ‘012 Patent and entered an adverse judgment against us with respect to those claims.  In March 2017, the PTAB issued its decisions on the six outstanding IPRs, all of which relate to the ‘940 Patent.  The PTAB ruled in our favor on three of the six petitions, ruled in Qualcomm’s favor on two of the six petitions and issued a split decision on the claims covered in the sixth petition.  As a result of the PTAB decisions, certain claims of the ‘940 Patent which are the subject of our district court case against Qualcomm and HTC were found to be un-patentable and certain claims were found not to be un-patentable.  In May

2017, we filed our notice of appeal of these decisions with the United States Court of Appeals for the Federal Circuit (“CAFC”).  Qualcomm also appealed the decisions that were unfavorable to them.  A hearing was held on August 7, 2018 at the CAFC and on September 13, 2018 the CAFC ruled, upholding the PTAB ruling with regard to the ‘940 Patent.  As a result of the ruling, we prevailed with regard to the method claims of the ‘940 Patent and Qualcomm prevailed on the apparatus claims.

ParkerVision v. Apple and Qualcomm (Middle District of Florida)

In December 2015, we filed a patent infringement complaint in the Middle District of Florida against Apple, LG, Samsung and Qualcomm alleging infringement of four of our patents.  In February 2016, the district court proceedings were stayed pending resolution of a corresponding case filed at the International Trade Commission (“ITC”).  In July 2016, we entered into a patent license and settlement agreement with Samsung and, as a result, Samsung was dismissed from the district court action. In March 2017, we filed a motion to terminate the ITC proceedings and a corresponding motion to lift the stay in the district court case.  This motion was granted in May 2017.  In July 2017, we filed a motion to dismiss LG from the district court case (see ParkerVision v. LG below).  Also in July 2017, Qualcomm filed a motion to change venue to the southern district of California and Apple filed a motion to dismiss for improper venue.  In March 2018, the district court ruled against the Qualcomm and Apple motions.  The parties also filed a joint motion in March 2018 to eliminate three of the four patents in the case in order to expedite proceedings leaving our U.S. patent 9,118,528 as the only remaining patent in this case.   A claim construction hearing was held on August 31, 2018 and we are currently awaiting the court’s decision regarding claim language pertinent to this case.  A trial date has not yet been established by the court.

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

ParkerVision v. LG Electronics (Munich, Germany)

In June 2016, we filed a complaint in Munich District Court against LG Electronics Deutschland GmbH, a German subsidiary of LG Electronics, Inc. (“LGE”) seeking damages and injunctive relief for the alleged infringement of the German part of our European patent 1 206 831 (“the ‘831 Patent). A hearing in this case was held in November 2016 at which time the court concluded that certain LGE products using Qualcomm RF circuitry infringe our patent.  The final decision in this case is stayed pending resolution of the corresponding nullity, or validity, action filed by Qualcomm in the German Federal Patent Court in Munich (see Qualcomm v. ParkerVision below).  In October 2018, we received an unfavorable decision in the nullity case.  As a result, we may be subject to a claim for reimbursement of statutory attorney’s fees and costs in this infringement case.  We estimate a claim of approximately $0.06 million for which we have posted a bond.

ParkerVision v. Apple (Munich, Germany) - the Apple I case

In October 2016, we filed a complaint in Munich District Court against Apple, Inc., Apple Distribution International, and Apple Retail Germany B.V. & Co. KG (collectively “Apple”) seeking damages and injunctive relief for the alleged infringement of the ‘831 Patent (the “Apple I” case).  In February 2017, we amended our complaint adding the infringement of a second German patent and alleging infringement by Apple devices that incorporate an Intel transceiver chip.  The Munich Regional Court bifurcated the new claims into a second case (see ParkerVision v. Apple - the Apple II case below).   A hearing was held in May 2017 in the Apple I case.  In June 2017, the court deferred its ruling pending the decision from the German Federal Patent Court in the validity action filed by Qualcomm (see Qualcomm v. ParkerVision below).   In October 2018, we received an unfavorable decision in the nullity case.  As a result, we may be subject to a claim for reimbursement of statutory attorney’s fees and costs in this infringement case.  We estimate a claim of approximately $0.1 million.  We have not posted a bond to cover these statutory costs.

Qualcomm v. ParkerVision (Federal Patent Court in Germany)

In August 2016, Qualcomm filed a validity action in Federal Patent Court in Germany against the ’831 Patent.  The outcome of this validity action impacts our German patent infringement cases against LGE and Apple as discussed above. An oral hearing was held in this case on October 17, 2018 and the court ruled that the ‘831 Patent was invalid.  The court’s formal written decision is expected within a few weeks.  We have the option to appeal to the German Supreme Court which we are evaluating.  If we ultimately lose this nullity case, we will be subject to a claim for reimbursement of statutory attorney fees and costs which we estimate will not exceed $0.2 million.

ParkerVision v. Apple (Munich, Germany)-the Apple II case

The Apple II case seeks damages and injunctive relief for the alleged infringement of the German part of our European patent 1 135 853 (“the ‘853 Patent).  A hearing was held in November 2017.  Subsequent to the hearing, the court requested that we supplement certain elements of the infringement claims against Apple devices.  The court also denied Apple’s request that we provide a bond covering any possible claims for reimbursement of statutory attorney’s fees and costs.  Apple appealed the bond decision and, in order to expedite proceedings, in April 2018, we paid a bond of approximately $0.1 million, which is our estimated maximum exposure in this case.  In May 2018, we filed our supplemental briefs as requested by the court.  In October 2018, we also filed a supplemental expert report.  The court has established a final hearing no later than March 2019, however the hearing could be pulled forward to as early as December 2018 depending upon changes to the court’s calendar.

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

The following table presents share-based compensation expense included in our condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development expenses	$17	$89	$132	$499
Selling, general and administrative expenses	133	414	729	1,209
Restructuring expenses	50	-	50	-
Total share-based compensation expense	$200	$503	$911	$1,708

As of September 30, 2018, we had approximately $0.3 million in unrecognized compensation cost related to unvested share-based compensation awards.  This cost is expected to be recognized over a weighted average period of approximately one year.

15.  Restructuring Charges

In August 2018, as a result of our limited capital resources, our board of directors (“Board”) approved plans to reduce our ongoing operating expenses, including a reduction in workforce of approximately 30 employees and closure of our engineering design facility in Lake Mary, Florida.  As a result of the cost reduction measures, we ceased any ongoing integrated circuit design activities and significantly reduced our sales and marketing expenditures with respect to our Milo products.  Expenses related to our restructuring are included in operating expenses in our consolidated statements of comprehensive losses under the heading “Restructuring charges.”

Restructuring charges for the three and nine months ended September 30, 2018 include the following (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
One-time termination benefits	$116	$116
Lease expense	120	120
Asset impairment charges	356	356
Other	15	15
	$607	$607

We anticipate activities related to our cost reduction measures to be completed by December 31, 2018.

Termination Benefits

Accrued one-time termination benefits consist of the following (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
Accrued termination benefits, beginning of period	$-	$-
Termination benefits recognized	116	116
Termination benefits settled	(113)	(113)
Accrued termination benefits, end of period	$3	$3

Approximately $0.05 million of the accrued termination benefits were settled by the issuance of share-based compensation during the three months ended September 30, 2018.  Accrued termination benefits are included in other accrued expenses in the accompanying balance sheets.

Lease Payable

In connection with the cease-use date of our Lake Mary, Florida facility, we recorded a lease payable for the estimated fair value of remaining lease rental payments, less estimated sublease rentals, net of deferred rent.  Our lease payable consists of the following (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
Lease payable, beginning of period	$-	$-
Present value of future minimum lease payments less estimated future sublease rentals, net of deferred rent of $62	182	182
Settlements	(11)	(11)
Change in estimate	-	-
Lease payable, end of period	171	171
Current portion of lease payable	75	75
Long-term portion of lease payable	$96	$96

16.  Related Party Transactions

On September 10, 2018, we sold an aggregate of $0.4 million in promissory notes, convertible into shares of our common stock at a fixed conversion price of $0.40 to related parties on the same terms as other convertible notes sold in the transaction (see Note 10).   Jeffrey Parker, our chief executive officer and chairman of the board, Paul Rosenbaum, one of our directors since December 2016, and incoming independent director Lewis Titterton, each purchased a convertible note with a face value of $0.1 million.  In addition, Stacie Wilf, sister to Jeffrey Parker, purchased a convertible note with a face value of $0.1 million.

17.  Subsequent Events

On October 30, 2018, our shareholders approved an amendment to our articles of incorporation to increase the number of authorized shares of common stock from 40 million to 75 million shares.

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

Overview

We are in the business of innovating fundamental wireless technologies and products. We have designed and developed a distributed WiFi product line for consumers and small businesses that is being marketed under the brand name Milo®. We have also designed and developed proprietary radio frequency (“RF”) technologies and integrated circuits for use in wireless communication products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States and certain foreign jurisdictions. We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.

We restructured our operations during the third quarter of 2018 in order to reduce operating expenses in light of our limited capital resources.  Our primary business strategy is to support the investments we have made in developing and protecting our technologies by focusing on our patent enforcement program.  We have made significant investments in developing and protecting our technologies and products, the returns on which are dependent upon the generation of future revenues for realization.

Recent Developments

Nasdaq Delisting

Trading of our common stock on the Capital Market of The Nasdaq Stock Market LLC (“Nasdaq”) was suspended effective at the open of business on August 17, 2018 as a result of our failure to maintain at least $35 million in market value of listed securities. Our common stock began trading on the OTCQB, an over-the-counter market, immediately following delisting from Nasdaq. Our trading symbol, “PRKR”, remained unchanged.  We intend to remain a public reporting company and we plan to continue to maintain a majority of independent directors on our Board with an independent Audit Committee and to provide annual financial statements audited by a Public Company Accounting Oversight Board auditor and unaudited interim financial statements prepared in accordance with U.S. generally accepted accounting principles. However, the OTCQB is a significantly more limited market than Nasdaq.

Restructuring and Cost Reduction Measures

In August 2018, we commenced the implementation of cost reduction measures including a reduction in our workforce, the closure of our Lake Mary, Florida office and a reduction in executive and management salaries in order to reduce our ongoing operating expenses.  During the third quarter of 2018, we incurred charges to operating results of approximately $1.6 million including $0.6 million in restructuring charges and approximately $1.0 million in inventory impairment charges.

In September 2018, we reduced the size of our Board from eight to five members.  In connection with the size reduction, four of our directors resigned.  The resignation of our directors was not due to any disagreement with us on any matter relating to our operations, policies, practices, or otherwise.  The Board appointed Lewis H. Titterton to fill the vacancy resulting from the director resignations.  The new Board modified the Board compensation plan eliminating cash fees for Board and committee service.

Recent Court Decisions

In September 2018, the United States Court of Appeals for the Federal Circuit issued a decision affirming the lower court Patent Trial and Appeal Board’s (“PTAB”) March 2017 ruling that certain method claims of our U.S. Patent 6,091,940 (“the ‘940 Patent”) were not proven by Qualcomm, Incorporated (“Qualcomm”) to be un-patentable in light of Qualcomm’s challenges.  The Federal Circuit also affirmed the PTAB’s prior ruling that certain apparatus claims of the ‘940 Patent were un-patentable.  The ‘940 Patent is asserted in a May 2014 district court case against Qualcomm in the Middle District of Florida.  This district court case was stayed pending the Federal Circuit decision and that stay is expected to be lifted in light of the Federal Circuit ruling.

In October 2018, the German Federal Patent Court in Munich (“German Court”) ruled in a nullity case filed by Qualcomm that our German transmitter patent 1 206 831 (“the ‘831 Patent”) is invalid.  We are evaluating options for appeal of this decision.   The ‘831 Patent is the subject of infringement cases against LG Electronics Deutschland GmbH (“LG”) and Apple, Inc., Apple Distribution International and Apple Retail Germany B.V. & Co. KG (collectively “Apple”) for products that incorporate Qualcomm chips.

Increase to Authorized Common Stock

On October 30, 2018, our stockholders approved a proposal to increase the number of our authorized shares of common stock from 40 million to 75 million shares.  The increase in authorized shares of common stock will enable us to reserve a sufficient number of shares of common stock under the convertible note agreements entered into in September 2018 and any additional convertible notes that we may sell in the future while retaining flexibility to respond to future business needs and opportunities as they arise.

Liquidity and Capital Resources

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sales of our equity securities and contingent funding arrangements with third-parties to fund our operations, including the cost of litigation.

We used cash for operations of approximately $9.1 million and $11.1 million for the nine months ended September 30, 2018 and 2017, respectively.  At September 30, 2018, we had a working capital deficit of approximately $3.1 million and we had an accumulated deficit of approximately $385.0 million.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern within one year following the issue date of our condensed consolidated financial statements.

For the nine months ended September 30, 2018, we received aggregate net proceeds of approximately $5.3 million from the sale of equity securities, $1.5 million in additional funding from Brickell under an amendment to our litigation funding agreement, and approximately $1.3 million in proceeds from the sale of convertible promissory notes.  These proceeds were used to fund our operations for the nine months ended September 30, 2018.

At September 30, 2018, we had cash and cash equivalents of approximately $0.3 million.  Our Milo product line has not generated expected revenues to date and the amount and timing of proceeds from our patent enforcement actions, if any, is difficult to predict.  Although we have made significant reductions in our operating costs, we will need additional working capital to fund our operations and meet our debt repayment obligations.  As of September 30, 2018, we had approximately $16.9 million remaining under our October 2017 Equity Line Agreement with Aspire Capital, subject to the terms and conditions of that agreement, including a requirement that the closing sale price of our common stock is at or above $0.50 per share and a requirement that the underlying shares be registered on an effective registration statement.  We currently do not have a registration statement in effect for additional shares under the Equity Line Agreement.  We are exploring additional financing opportunities for both our short and long-term capital needs.  These financing opportunities may include debt, convertible debt, common or preferred equity offerings, or a combination thereof.  There can be no assurance that we will be able to consummate a financing transaction or that the terms of such financing will be on terms and conditions that are acceptable.

Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to market and sell existing products; (ii) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations; and/or (iii) our ability to obtain additional debt or equity financing.  We expect that revenue generated from product sales, patent enforcement actions, and technology licenses over the next twelve months may not be sufficient to cover our working capital requirements.  In the event we do not generate sufficient revenues to cover our operational costs and contingent repayment obligations, we will be required to use available working capital and/or raise additional working capital through the sale of equity securities or other financing arrangements.

We expect to continue to invest in patent prosecution and enforcement and, on a reduced basis, product marketing and support for our technologies and products. The long-term continuation of our business plan is dependent upon the generation of sufficient revenues from our technologies and/or products to offset expenses and contingent payment obligations.  In the event that we do not generate sufficient revenues, we will be required to obtain additional funding through public or private debt or equity financing or contingent fee arrangements and/or further reduce operating costs.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings or contingent fee arrangements, and/or further reduce operating costs will have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

Results of Operations for Each of the Three and Nine Months Ended September 30, 2018 and 2017

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

Refer to “Reconciliation of Non-GAAP Financial Measures” in this section for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures for the three and nine months ended September 30, 2018 and 2017.

Revenue and Gross Margin

We reported product revenue of approximately $0.01 million and $0.1 million, respectively for the three and nine month periods ended September, 30, 2018 from sales of our Milo-branded WiFi products.  We reported no revenue for the three and nine month periods ended September 30, 2017 as shipments of our Milo product line began in October 2017.  Our revenues from Milo products to date have fallen short of our projections, and we have limited resources to deploy toward increasing consumer awareness of our products.  As a result, we recorded an impairment charge of approximately $1.0 million for the three and nine months ended September 30, 2018 in order to reduce excess inventories to their estimated net realizable value.  Gross margins for the Milo product sales, before consideration of inventory impairment charges, were approximately 9.2% and 25.0%, respectively for the three and nine month periods.

Research and Development Expenses

Research and development expenses consist primarily of engineering and related management and support personnel costs; fees for outside engineering design services which we use from time to time to supplement our internal resources; depreciation expense related to our assets used in product development; prototype production and materials costs; software licensing and support costs, which represent the annual licensing and support maintenance for engineering design and other software tools; and rent and other overhead costs.  Personnel costs include share-based compensation amounts which have been determined based on the grant date fair value of equity-based awards to our employees and then recorded to expense over the vesting period of the award.

Our research and development expenses decreased approximately $0.2 million, or 24.8%, during the three months ended September 30, 2018 when compared to the same three month period in 2017.  The decrease is primarily the result of a $0.3 million decrease in personnel costs, including a $0.1 million decrease in share based compensation expense, somewhat offset by a $0.1 million increase in fees for outside engineering services.

Our research and development expenses decreased approximately $1.0 million, or 27.6%, during the nine months ended September 30, 2018 when compared to the same period in 2017.  This decrease is primarily the result of a $0.5 million decrease in personnel expenses, including a $0.4 million decrease in share-based compensation expense, and a $0.5 million decrease in costs related to integrated circuit design and fabrication, including related software tools, somewhat offset by a $0.2 million increase in fees for outside engineering services.

Personnel costs decreased as a result of the closure of the Lake Mary engineering design facility and reductions in engineering executive compensation during the three months ended September 30, 2018.

The decrease in share-based compensation expense is primarily the result of decreases in the value of current awards when compared to prior year awards as a result of lower stock prices and longer vesting periods for new awards.  The increase in cost of fees for outside engineering resources is the result of engineering services related to Milo product development.  The decrease in costs related to integrated circuit design and fabrication is primarily related to a decrease in resources deployed towards development of a WiFi system on chip in 2018.

We expect research and development expenses for the fourth quarter of 2018 will decrease an additional 40% from research and development expenses for the three months ended September 30, 2018 as our cost reduction measures become fully realized.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of executive, director, sales and marketing, and finance and administrative personnel costs, including share-based compensation, and costs incurred for advertising, insurance, shareholder relations and outside legal and professional services, including litigation expenses.

Our selling, general and administrative expenses decreased by approximately $0.9 million, or 26.3%, during the three months ended September 30, 2018 when compared to the same period in 2017.  This is primarily the result of a $0.4 million decrease in personnel and related costs, including a decrease in share-based compensation expense of approximately $0.3 million and a decrease in outside marketing and other consulting fees of approximately $0.4 million, somewhat offset by an increase in advertising expense of approximately $0.1 million.

Our selling, general and administrative expenses decreased by approximately $1.1 million, or 11.4%, during the nine months ended September 30, 2018 when compared to the same period in 2017.  This is primarily due to a $0.5 million decrease in share-based compensation expense, a $0.8 million decrease in litigation related fees and expenses, and a $0.6 million decrease in outside marketing and other consulting fees, somewhat offset by a $0.3 million increase in personnel and related costs and a $0.5 million increase in advertising expenses.

The decrease in personnel costs for the three month period ended September 30, 2018 is primarily the result of the reduction in personnel and executive compensation as part of our recent cost reduction measures.   Conversely, for the nine month period ended September 30, 2018, personnel and related expenses increased as a result of personnel additions in late 2017 and early 2018 to support the Milo operations.  Share-based compensation expense decreased for both the three and nine month periods during 2018 when compared to the same periods in 2017 as a result of lower stock prices and longer vesting periods for new awards when compared to prior year awards.

The decreases in marketing and other consulting fees is a result of a reduction in the use of outside professionals for marketing, shareholder relations and business consulting during 2018.  These decreases are somewhat offset by increases in advertising expenses related to the Milo product, including a national television campaign launch in August 2018.

The decrease in litigation related fees and expenses for the nine months ended September 30, 2018 is primarily the result of fees and expenses incurred in 2017 in preparation for the ITC hearing and various hearings in Germany.

We expect selling, general and administrative expenses for the fourth quarter of 2018 will decrease at least an additional 20% from selling, general and administrative expenses for the three months ended September 30, 2018 as our cost reduction measures become fully realized.

Restructuring Charges

We incurred approximately $0.6 million in restructuring charges during the three months ended September 30, 2018 as a result of one-time termination benefits and costs related to closure of our Lake Mary engineering design facility in August 2018.   We estimate that we will recognize savings of up to $8 million on an annualized basis from these cost reduction measures.

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

For the nine months ended September 30, 2018, we recorded an increase in the fair value of our secured contingent payment obligation of approximately $1.0 million compared to a decrease in fair value of approximately $0.1 million for the same period in 2017.  The changes in fair value are a result of changes in estimated amounts and timing of projected future cash flows due to increases in funded amounts, passage of time, and changes in the probabilities based on the status of the funded actions.

Adjusted Net Loss and Adjusted Net Loss Per Share

Adjusted net loss increased by approximately $0.8 million during the three months ended September 30, 2018 when compared to the same period in 2017.  The increase in adjusted net loss is primarily the result of $0.6 million in restructuring charges and $1.0 million in inventory impairment charges recognized during the three months ended September 30, 2018, somewhat offset by decreases in other operating expenses over the same period.  On a per share basis, our adjusted net loss per common share decreased by $0.03 per share.   This decrease is a result of a 44.2% increase in our weighted average common shares outstanding, partially offset by the $0.8 million increase in our adjusted net loss.

Adjusted net loss increased by approximately $0.4 million during the nine months ended September 30, 2018 when compared to the same period in 2017.  The increase in adjusted net loss is primarily the result of increases in restructuring and inventory impairment charges, offset by decreases in litigation costs and other operating expenses.  On a per share basis, our adjusted net loss per common share decreased by $0.16 per share.   This decrease is a result of the 37.6% increase in our weighted average common shares outstanding, partially offset by the $0.4 million increase in our adjusted net loss.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of our net loss to the non-GAAP measure of adjusted net loss for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(4,838)	$(4,380)	$(13,622)	$(12,916)
Excluded items:
Share-based compensation	200	503	911	1,708
Change in fair value of contingent payment obligation	26	38	1,013	(129)
Adjusted net loss	$(4,612)	$(3,839)	$(11,698)	$(11,337)

The following table presents a reconciliation of our net loss per common share to the non-GAAP measure of adjusted net loss per common share for three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic and diluted net loss per common share	$(0.19)	$(0.24)	$(0.59)	$(0.76)
Excluded items on a per share basis	0.01	0.03	0.08	0.09
Adjusted net loss per common share	$(0.18)	$(0.21)	$(0.51)	$(0.67)

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of September 30, 2018, we had outstanding warrants to purchase approximately 10.4 million shares of our common stock, including pre-funded warrants to purchase 5.0 million shares of our common stock at an exercise price of $0.01 per share.  The estimated grant date fair value of these warrants of approximately $2.3 million is included in shareholders’ (deficit) equity in our condensed consolidated balance sheets.  The outstanding warrants have a weighted average exercise price of $0.43 per share and a weighted average remaining life of approximately 5 years.

Contractual Obligations

Changes to our contractual obligations from those included in our 2017 Annual Report are discussed in Note 10 and the section entitled “Lease Commitments” in Note 13 to our unaudited condensed consolidated financial statements included in this quarterly report, which discussion is incorporated herein by reference.

Critical Accounting Policies

Changes to our critical accounting policies from those stated in our 2017 Annual Report are discussed in the section entitled “Adoption of New Accounting Standards” in Note 4 to our unaudited condensed consolidated financial statements included in this quarterly report, which discussion is incorporated herein by reference.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

For the three and nine months ended September 30, 2018, there were no material changes from the market risk information disclosed under Item 7A of Part II of our 2017 Annual Report.  We are exposed to market risk from changes in currency exchange rates that could impact our results of operations and financial position.  We have assets and liabilities denominated in non-functional currencies which are remeasured at each reporting period.  Any gains or losses recognized for changes in currency exchange rates are included in operating expenses in our condensed consolidated statements of comprehensive loss.  We do not consider the market risk from changes in currency exchange rates to be material.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2018.

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

Our common stock was delisted from the Nasdaq Capital Market and is now quoted on OTCQB, an over-the-counter market. There can be no assurance that our common stock will continue to trade on the OTCQB or on another over-the-counter market or securities exchange.

Trading of our common stock on the Nasdaq Capital Market was suspended effective at the open of business on August 17, 2018 as a result of our failure to maintain least $35 million in market value of listed securities. Our common stock began trading on the OTCQB, an over-the-counter market, immediately following delisting from Nasdaq, under the symbol “PRKR”. The over-the-counter market is a significantly more limited market than Nasdaq, and the quotation of our common stock on the over-the-counter market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock. Securities traded in the over-the-counter market generally have less liquidity due to factors such as the reduced number of investors that will consider investing in the securities, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. We may be subject to additional compliance requirements under applicable state laws relating to the issuance of our securities. This could have a long-term adverse effect on our ability to raise capital, which ultimately could adversely affect the market price of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities. We cannot provide any assurances as to if or when we will be in a position to relist our common stock on a nationally-recognized securities exchange.

Our common stock may be deemed to be a “penny stock” and broker-dealers who make a market in our stock may be subject to additional compliance requirements.

If our common stock is deemed to be a "penny stock" as defined in the Securities Exchange Act of 1934, broker-dealers who make a market in our stock will be subject to additional sales practice requirements for selling our common stock to persons other than established customers and accredited investors. For instance, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the penny stock rules, if they were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

We will need to raise substantial additional capital in the future to fund our operations. Failure to raise such additional capital may prevent us from implementing our business plan as currently formulated.

Because we have had net losses and, to date, have not generated positive cash flow from operations, we have funded our operating losses primarily from the sale of equity securities and through our secured contingent debt obligation. Our capital resources include cash and cash equivalents of $0.3 million at September 30, 2018.   Although we implemented significant cost reduction measures in August 2018, our business plan will continue to require expenditures for patent protection and enforcement and general operations. For the nine months ended September 30, 2018 and the year ended December 31, 2017, we used $9.1 million and $14.1 million, respectively in cash for operations which was funded primarily through the sale of equity securities. Our current capital resources will not be sufficient to meet our working capital needs for the twelve months after the issuance of our consolidated financial statements and we will require additional capital to fund our operations. Additional capital may be in the form of debt securities, the sale of equity securities, including common or preferred stock, additional litigation funding, or a combination thereof. Failure to raise additional capital will have a material adverse impact on our ability to achieve our business objectives.

The issuance of debt securities or additional equity securities may result in dilution and/or impose covenants or restrictions that create operational limitations or other obligations.

We will require additional capital to fund our operations and meet our current obligations due within the twelve months after the issuance date of our consolidated financial statements. Financing, if any, may be in the form of debt or sales of equity securities, including common or preferred stock. The sale of equity securities, including common or preferred stock, may result in dilution to the current shareholders’ ownership. For example, we are party to an Equity Line Agreement, dated as of October 17, 2017, with Aspire Capital. The sale of shares of common stock pursuant to this agreement has the potential to be significantly dilutive to our shareholders. Under the Equity Line Agreement, Aspire Capital committed to purchase up to an aggregate of $20 million in shares of our common stock over the 30-month term of the agreement at purchase prices based on the market price of our common stock. As of October 30, 2018, we have sold 3,712,500 shares of common stock to Aspire Capital under the agreement, which represents approximately 14.2% of our current total shares outstanding, for an aggregate purchase price of $3.1 million. We have the ability to sell up to an additional $16.9 million in shares (or 33.8 million shares assuming a purchase price of $0.50 per share) under the Equity Line Agreement, subject to certain daily limits, and provided that, among other things, the shares are registered for resale by Aspire Capital, the last closing price of the common stock is no less than $0.50 and we have sufficient authorized shares under our articles of incorporation. Debt instruments or the sale of preferred stock may result in the imposition of operational limitations and other covenants and payment obligations, any of which may be burdensome to us and may have a material adverse impact on our ability to implement our business plan as currently formulated.

Further, we issued convertible notes in September 2018 that have an aggregate outstanding principal balance of $1,325,000, with maturity dates in September 2023. The notes accrue interest at a rate of 8% per annum. If we are unable to make payments as they come due, we could default under the terms of the notes. In such event, or if we are otherwise in default under one or more of such agreements, the interest rate will increase to 12% per annum and the holders of a majority of the outstanding principal balance of the notes may accelerate the notes and declare all amounts borrowed due and payable. If any of those events occur, our assets might not be sufficient to repay in full all of our outstanding indebtedness and we may be unable to find alternative financing. Even if we could obtain alternative financing, it might not be on terms that are favorable or acceptable to us. Failure to maintain existing or secure new financing could have a material adverse effect on our liquidity and financial position.

The conversion of outstanding notes into shares of common stock, and the issuance of common stock by us as payment of accrued interest upon the notes, could materially dilute our current stockholders.

We issued an aggregate principal amount of $1,325,000 in convertible notes in September 2018. The notes are convertible into shares of our common stock at fixed conversion prices, which may be less than the market price of our common stock at the time of conversion. If the entire principal is converted into shares of common stock, we would be required to issue an aggregate of up to 2,995,615 shares of common stock, which represents approximately 11.4% of the number of shares outstanding at the date the notes were issued. If we issue all of these shares, the ownership of our current stockholders will be diluted.

Further, we may elect to pay interest on the notes, in our option, in shares of common stock, at a price equal to the then-market price for our common stock. We currently do not believe that we will have the financial ability to make all payments on the notes in cash when due. Accordingly, we currently intend to make such payments in shares of our common stock to the greatest extent possible. Such interest payments could further dilute our current stockholders.

We may be obligated to repay outstanding notes at a premium upon the occurrence of an event of default.

We have $3.1 million in secured and unsecured notes payable and $1.3 million in convertible notes payable at September 30, 2018.  If we fail to comply with the various covenants set forth in each of the notes, including failure to pay principal or interest when due or, under certain notes, consummating a change in control, we could be in default thereunder. Upon an event of default under each of the notes, the interest rate of the notes will increase to 12% per annum and the outstanding principal balance of the notes plus all accrued unpaid interest may be declared immediately payable by the holders. We may not have sufficient available funds to repay the notes upon an event of default, and we cannot provide assurances that we will be able to obtain other financing at terms acceptable to us, or at all.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 10, 2018, we entered into a purchase agreement with accredited investors which provides for the sale of the convertible notes with an aggregate face value of $900,000.  The outstanding principal and interest accrued on the notes are convertible at any time and from time to time by the holders into shares of our common stock at a fixed conversion price of $0.40 per share.  Any unconverted, outstanding principal amount is payable in cash on September 7, 2023.   On September 19, 2018, we entered into a purchase agreement with an accredited investor which provides for the sale of convertible notes with a face value of $425,000.  These notes were issued on substantially the same terms and conditions as the September 10, 2018 notes except that the fixed conversion price is $0.57 per share and the maturity date is September 18, 2023.  The shares underlying both convertible note transactions were registered on a Form S-1 registration statement that was declared effective on November 13, 2018 (File No. 333-228184).

On July 26, 2018, we entered into a securities purchase agreement with Aspire Capital whereby we agreed to sell to Aspire Capital up to $2.0 million of shares of our common stock (or pre-funded warrants in lieu thereof) and warrants, in two tranches.   On July 26, 2018, we sold to Aspire Capital (i) a pre-funded warrant to purchase up to 2.5 million shares of our Common Stock with an exercise price of $.01 per share (“Pre-Funded Warrant”) and (ii) a warrant to purchase up to 2.5 million shares of our common stock with an exercise price of $.74 per share (a “Warrant”), for a purchase price of $975,000.  In addition, on the day following the effectiveness of the registration statement described below, we sold to Aspire Capital (i) a second Pre-Funded Warrant to purchase up to 2.5 million shares of our common stock with an exercise price of $0.01 per share and (ii) a Warrant to purchase an additional 2.5 million shares of common stock at an exercise price of $0.74 per share, for an aggregate purchase price of $975,000.  The shares underlying this transaction were registered under a Form S-1 registration statement that was declared effective on September 10, 2018 (File No. 333-226737).

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

On November 14, 2018, we issued a press release announcing our financial condition and results of operations for the three and nine months ended September 30, 2018.  The press release is attached hereto as Exhibit 99.1.

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

3.5

Amendment to the Amended and Restated Articles of Incorporation dated October 30, 2018, effective October 30, 2018 (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed October 30, 2018)

3.6

Certificate of Designations of the Preferences, Limitations, and Relative Rights of Series E Preferred Stock, dated November 21, 2005 (incorporated by reference from Exhibit 4.02 of Form 8-K filed November 21, 2005)

3.7	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 14, 2007)

10.1	Subscription Agreement dated March 26, 2018 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed March 27, 2018)

10.2	List of Investors for Subscription Agreement dated March 26, 2018 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed March 27, 2018)

10.3	Amendment to Claims Proceed Investment Agreement between Registrant and Brickell Key Investments dated April 26, 2018 (incorporated by reference from Exhibit 10.21 of Form S-1 filed August 9, 2018)

10.4	Securities Purchase Agreement, dated July 26, 2018, between the Company and Aspire Capital Fund, LLC (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed July 30, 2018)

10.5	Warrant Agreement between Registrant and Aspire Capital Fund, LLC (incorporated by reference from Exhibit 4.1 of Current Report on Form 8-K filed July 30, 2018)

10.6

Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated September 10, 2018 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed September 11, 2018)

10.7	Form of Convertible Promissory Note dated September 10, 2018 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed September 11, 2018)

10.8

Registration Rights Agreement between Registrant and Holders of Convertible Notes dated September 10, 2018 (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed September 11, 2018)

10.9	List of Holders of Convertible Notes dated September 10, 2018 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed September 11, 2018)

10.10	Patent Security Agreement Between Registrant and Mintz Levin Cohn Ferris Glovsky and Popeo, P.C. (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed September 14, 2018)

10.11	Secured Promissory Note Between Registrant and Mintz Levin Cohn Ferris Glovsky and Popeo, P.C. (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed September 19, 2018)

10.12

Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated September 18, 2018 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed September 18, 2018)

10.13	Form of Convertible Promissory Note dated September 18, 2018 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed September 19, 2018)

10.14

Registration Rights Agreement between Registrant and Holders of Convertible Notes dated September 18, 2018 (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed September 19, 2018)

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

ParkerVision, Inc.
Registrant

November 14, 2018	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 14, 2018	By:	/s/Cynthia L. Poehlman
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