Form 10-K
period 2018-12-31
PARKERVISION INC
filed 2019-04-01
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)	(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

For the fiscal year ended December 31, 2013

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES ACT OF 1934
For the transition period from ________to__________

Commission file number 000-22904

PARKERVISION, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida	59-2971472
(State of Incorporation)	(I.R.S. Employer ID No.)

7915 Baymeadows Way, Suite 400

Jacksonville, Florida 32256

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:  (904) 732-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	OTCQB
Common Stock Rights	OTCQB

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes (  ) No (X)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  Yes (  ) No (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No(  )

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes (X) No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 (Check one):

Large accelerated filer ( )	Accelerated filer ( )
Non-accelerated filer ( X )	Smaller reporting company (X)
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

As of June 29, 2018, the aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant was approximately $16,140,726 (based upon $0.66 share closing price on that date, as reported by NASDAQ).

As of March 29, 2019,  30,637,591 shares of the Issuer's Common Stock were outstanding.

INTRODUCTORY NOTE

Unless the context otherwise requires, in this Annual Report on Form 10-K (“Annual Report”), “we”, “us”, “our” and the “Company” mean ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH.

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements about our future plans, objectives, and expectations under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements include any statement that does not directly relate to any historical or current fact.  When used in this Annual Report and in future filings by the Company with the Securities and Exchange Commission (“SEC”), the words or phrases “will likely result”, “management expects”, “we expect”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify such “forward-looking statements.”  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties set forth in this Annual Report under the heading “Item 1A. Risk Factors” and in our other periodic reports.  Examples of such risks and uncertainties include general economic and business conditions, the outcome of litigation, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on key business relationships, reliance on our intellectual property, and the ability to obtain adequate financing in the future. We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

PART I

Item 1.  Business.

We were incorporated under the laws of the state of Florida on August 22, 1989.  We are in the business of innovating fundamental wireless technologies and products.  We have designed and developed proprietary radio frequency (“RF”) technologies and integrated circuits for use in wireless communication products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.

We have also designed and developed a consumer distributed WiFi product line that is marketed under the brand name Milo®.  We expect to sell or otherwise exit the Milo product operations in the second quarter of 2019 and intend to focus our resources solely on licensing and enforcement of our wireless technologies.

General Development of Business

During the first half of 2018, we focused on (i) production, sales and marketing, and continued developments and enhancements of our WiFi products; (ii) ongoing integrated circuit development for future products and (iii) supporting our patent enforcement and licensing efforts.  Our WiFi products did not produce the revenue growth that we had anticipated in 2018 and we also experienced lengthy delays in proceedings in certain of our patent enforcement efforts.

In addition, trading of our common stock on the Capital Market of The Nasdaq Stock Market LLC (“Nasdaq”) was suspended effective at the open of business on August 17, 2018 as a result of our failure to maintain at least $35 million in market value of listed securities. Our common stock began trading on the OTCQB, an over-the-counter market, immediately following delisting from Nasdaq and our trading symbol, “PRKR”, remained unchanged.  We intend to remain a public reporting company and we plan to continue to maintain a majority of independent members on our board of directors (“Board”) with an independent Audit Committee and to provide annual financial statements audited by an independent registered public accounting firm and unaudited interim financial statements prepared in accordance with accounting principles generally accepted in the U.S.  However, the OTCQB is a significantly more limited market than Nasdaq.

These factors contributed to a lack of liquidity which necessitated a change in our business plans. Accordingly, in August 2018, we implemented cost reduction measures that included a significant reduction in our workforce, the closure of our engineering design center in Lake Mary, Florida and a reduction in executive and management salaries in order to reduce our ongoing operating expenses.  As a result of these measures, we ceased ongoing chip development activities and significantly curtailed our spending for sales and marketing of our WiFi product line in order to focus our limited resources on our patent enforcement program.

From a patent enforcement standpoint, we spent much of 2018 defending our patents in validity actions filed by defendants in our patent infringement proceedings.  See “Legal Proceedings” in Note 10 to our consolidated financial statements included in Item 8 for a detailed description of our various patent enforcement actions.   Notably, a prior stay has been lifted in our patent infringement case against Qualcomm and HTC in the middle district of Florida as a result of an appellate court decision regarding one of the patents at issue in that case.  In addition, we are expecting a court decision shortly regarding claim construction in our patent infringement case against Apple and Qualcomm in the middle district of Florida.  We anticipate receiving trial schedules for both of these U.S. cases in the near term.

In addition, on March 15, 2019, we concluded a hearing in Germany in a patent infringement case against Apple for products that incorporate Intel chips.  We expect the court’s decision in that case in April 2019.   We also filed an appeal in January 2019 of an unfavorable validity decision in Germany that impacts two German cases filed against LG and Apple for products that utilize Qualcomm chips.

A significant portion of our litigation costs are funded under a secured contingent payment arrangement with Brickell Key Investments LP (“Brickell”) and other contingent arrangements with our legal counsel.  In 2018, we received an aggregate of $4.0 million in additional proceeds from Brickell to fund our ongoing patent enforcement actions. In addition to Brickell funding, we also funded our operations in 2018 through the sale of approximately $5.3 million in equity and equity-linked securities and $1.3 million in convertible debt.  In addition, in the first quarter of 2019, we received additional net proceeds of approximately $1.3 million from the sale of additional convertible notes.   See “Liquidity and Capital Resources” included in Item 7 for a full discussion of our litigation funding arrangements and our equity and debt financings.

Milo WiFi Products

Our Milo WiFi products did not generate the revenue growth that we anticipated in the first half of 2018.   Accordingly, as part of our restructuring in August 2018, we made significant reductions in our product sales, marketing, development and operations staff  as well as our expenditures for advertising and other marketing promotions, causing sales to further decline.   We expect to sell or otherwise exit our WiFi product operations in the second quarter of 2019.

Product Offerings

Our Milo-branded WiFi product line is a cost-effective networking system that enhances WiFi connectivity by effectively distributing the WiFi signal from existing routers and modems throughout a broader coverage area, eliminating WiFi dead zones and creating a more even distribution of data rates across the coverage area.  Our product offering includes a two-unit system designed for coverage areas of up to 2,500 square feet, a three-unit system designed for coverage areas of up to 3,750 square feet, and a single-unit system, introduced in May 2018, that can be installed as a stand-alone system for smaller homes and apartments, or installed as an add-on to an existing Milo system for added coverage.

The Milo system can connect to an existing router via Ethernet cable.  Alternatively, the system can connect to the router wirelessly through our BaseLink technology thus enabling the Milo user to eliminate redundancy of coverage from an existing router while also optimizing and maximizing the overall coverage area. Our embedded SmartSeek intelligence enables the Milo system to delegate signal communication across multiple radios in each Milo unit, thereby optimizing the network path for each unique environment.  The systems are supported by mobile applications for both Apple and Android devices to enhance the overall customer experience.

Markets

We marketed our Milo product line as a cost-effective product solution for inadequate WiFi coverage to consumers, small businesses and certain vertical markets, such as internet service providers.  The growing number of internet-connected devices, including smart phones, laptops, tablets, Smart Home, and Internet of Things devices such as Smart TVs, security cameras, thermostat controls, game consoles, etc., have increased the need for more robust and reliable networking solutions.  Internet connections are being upgraded through high-speed broadband technologies in order to address more complex applications and rich multimedia content.  Meanwhile, users want the convenience and flexibility of operating truly mobile devices.   As a result, the need for more convenience, broader coverage, and increased reliability of residential and small business WiFi networks is increasing demand for reliable wireless networking products.

Sales Channels

We began selling our Milo WiFi products in the U.S. in 2017 primarily through Amazon.com and our own online store.    In 2018, we began expanding our online sales channels to include Walmart.com and NeweggBusiness.com.  In addition, we utilized consignment arrangements with a wholesale distributor to supply additional online retail channels.   During 2018, we also marketed our products and related services directly to internet service providers in the U.S. although we ceased these efforts following our August 2018 restructuring.  The Amazon.com sales channel accounted for approximately 66% and 60% of our net revenues for the years ended December 31, 2018 and 2017, respectively.  In addition, a QVC distributor accounted for approximately 13% of our net revenue for the year ended December 31, 2018.

Production and Supply

To mitigate supply risk, and based on anticipated revenue growth, we built up a significant Milo component and finished product inventory in 2017.  To date, our inventory has significantly exceeded the demand generated by our marketing programs.  As a result, in connection with our restructuring in August 2018, we ceased production and recognized impairment charges against our on-hand inventories.

Our components are generally purchased from third-party suppliers, including contract manufacturers, on a purchase order basis. Our components generally have multiple sources of supply; however some components are designed specifically for our products and, in some cases, require specialty tooling.  Our third-party suppliers generally purchase the materials for these components on our behalf on a purchase order basis.  Lead times for our component products are generally 60 to 90 days without incurring additional costs for expediting.

Competitive Position

We operate in a highly competitive industry against companies with greater brand recognition and substantially greater financial, technical, and sales and marketing resources.  As a result, our competitors have larger distribution channels and greater reach to customers than we do.

Our WiFi products compete with WiFi networking products offered by companies such as Google, Belkin/Linksys, D-Link, NetGear, Eero (recently purchased by Amazon), and others.  We also face competition from service providers who bundle competing networking devices with their service offering.  We believe the principal competitive factors in the markets for our networking products include product performance, ease-of-installation, price, and customer support.

Our technologies and integrated circuit products face competition from incumbent providers of transceivers, such as Broadcom, Fujitsu, Intel, MediaTek, NVidia, Qualcomm, STMicroelectronics, Marvell, Texas Instruments, and others, as well as incumbent providers of power amplifiers, including companies such as Anadigics, Qorvo, and Skyworks, among others.  Each of our competitors, however, also has the potential of becoming a licensing or product customer for our technologies.  To date, we are unaware of any competing or emerging RF technologies, other than infringing products, that provide all the simultaneous benefits that certain of our technologies enable, including highly accurate transmission and reception of RF carriers that use less power than traditional architectures and components, thereby extending battery life, reducing heat and enabling certain size, cost, performance, and packaging advantages.

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

Patents and Trademarks

We consider our intellectual property, including patents, patent applications, trademarks, and trade secrets to be significant to our competitive positioning.  We have a program to file applications for and obtain patents, copyrights, and trademarks in the U.S. and in selected foreign countries where we believe filing for such protection is appropriate to establish and maintain our proprietary rights in our technology and products.  As of December 31, 2018, we had 134 U.S. and 33 foreign patents related to our RF technologies.  In addition, we have a number of U.S. and foreign patent applications pending.  We estimate the economic lives of our patents to be the shorter of fifteen years from issuance or twenty years from the earliest application date.  Our current portfolio of issued patents have expirations ranging from 2019 to 2034.  We had approximately 52 patents that expired in 2018, including certain patents that are the subject of enforcement actions.   We believe these expired patents continue to have significant economic value to us as a result of our ability to collect past damages in the event of a successful enforcement action.

Employees

As of December 31, 2018, we had 14 full-time and 2 part-time employees, including 7 in WiFi product development, sales and customer support, 3 in technical support for our patent enforcement and licensing programs, and 6 in executive management, finance, and administration.  We also utilize temporary or contract staff from time to time to supplement our workforce.  Our employees are not represented by any collective bargaining agreements and we consider our employee relations to be satisfactory.

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

We have had significant losses and negative cash flows in every year since inception, and continue to have an accumulated deficit which, at December 31, 2018, was approximately $392.3 million. Our net losses for the years ended December 31, 2018 and 2017 were approximately $20.9 million and $19.3 million, respectively.  Our independent registered public accounting firm has included in their audit opinion on our consolidated financial statements as of and for the year ended December 31, 2018, a statement with respect to substantial doubt about our ability to continue as a going concern.  Note 2 to our consolidated financial statements included in Item 8 includes a discussion regarding our liquidity and our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.  The substantial doubt as to our ability to continue as a going concern may adversely affect our ability to negotiate reasonable terms with our vendors and may adversely affect our ability to raise additional capital in the future.

We have had a history of losses which may ultimately compromise our ability to implement our business plan and continue in operation.

To date, our technologies and products have not produced revenues sufficient to cover our operating costs. We will continue to make expenditures on patent protection and enforcement and general operations in order to secure and fulfill any contracts that we achieve for the sale of our products or technologies. Without a successful financial outcome from our current patent enforcement efforts, our revenues in 2019 will not bring us to profitability and our current capital resources will not be sufficient to sustain our operations through 2019. If we are not able to generate sufficient revenues or obtain sufficient capital resources, we will not be able to implement our business plan or meet our current obligations due within the twelve months after the issuance date of our consolidated financial statements and investors will suffer a loss in their investment. This may also result in a change in our business strategies.

We will need to raise substantial additional capital in the future to fund our operations.  Failure to raise such additional capital may prevent us from implementing our business plan as currently formulated.

Because we have had net losses and, to date, have not generated positive cash flow from operations, we have funded our operating losses primarily from the sale of debt and equity securities, including our secured contingent debt obligation.  Our capital resources include cash and cash equivalents of $1.5 million at December 31, 2018. In addition, we received proceeds of $1.3 million in the first quarter of 2019 from the sale of convertible notes.  Although we implemented significant cost reduction measures in August 2018, our business plan will continue to require expenditures for patent protection and enforcement and general operations. For the years ended December 31, 2018 and 2017, we used $10.3 million and $14.1 million, respectively in cash for operations which was funded primarily through the sale of debt and equity securities. Our current capital resources will not be sufficient to meet our working capital needs for the twelve months after the issuance of our consolidated financial statements and we will require additional capital to fund our operations. Additional capital may be in the form of debt securities, the sale of equity securities, including common or preferred stock, additional litigation funding, or a combination thereof. Failure to raise additional capital will have a material adverse impact on our ability to achieve our business objectives.

If we are unsuccessful in executing our cost reduction measures, our business and results of operations may be adversely affected.

In August 2018, we implemented cost reduction measures in order to focus our limited resources on our patent enforcement program.  These cost reduction measures included a significant reduction in our workforce, a reduction in executive management salaries, the closure of our engineering design center in Lake Mary, Florida, cessation of our chip development activities, and significant curtailment of sales and marketing expenditures for our WiFi products.  We expect these cost reduction measures to be fully captured by the end of 2019, and we estimate that we will recognize annualized savings of approximately $9 million.  However, we cannot provide assurance that our anticipated cost savings will be fully realized or that business and financial results will improve.  Our ability to achieve the anticipated costs savings and other benefits is subject to economic, competitive and other uncertainties, some of which are beyond our control.   We may experience delays in the timing of certain cost reduction efforts or unanticipated costs in implementing them.  Moreover, changes in the size, alignment or organization of our workforce could adversely affect employee morale and retention, relations with customers, vendors and business partners, and impair our ability to realize our current or future business and financial objectives.  If we do not succeed in our cost reduction efforts, if these efforts are more costly or time-consuming than anticipated, if we experience delays or if other unforeseen events occur, our business and results of operations may be adversely affected.

Raising additional capital by issuing debt securities or additional equity securities may result in dilution and/or impose covenants or restrictions that create operational limitations or other obligations.

We will require additional capital to fund our operations and meet our current obligations due within the twelve months after the issuance date of our consolidated financial statements.  Financing, if any, may be in the form of debt or sales of equity securities, including common or preferred stock.  Debt instruments or the sale of preferred stock may result in the imposition of operational limitations and other covenants and payment obligations, any of which may be burdensome to us and may have a material adverse impact on our ability to implement our business plan as currently formulated.  The sale of equity securities, including common or preferred stock, may result in dilution to the current stockholders’ ownership and may be limited by the number of shares we have authorized and available for issuance. For example, we are party to a common stock purchase agreement dated October 17, 2017 with Aspire Capital.  The sale of shares of common stock pursuant to this agreement has the potential to be significantly dilutive to our shareholders.  Under the agreement, Aspire Capital committed to purchase up to an aggregate of $20 million in shares of our common stock over the 30-month term of the agreement at purchase prices based on the market price of our common stock, assuming a minimum price of $0.50 per share.  To date, we have sold 3.7 million shares of common stock to Aspire Capital under the agreement, which represents approximately 12.8% of our current total shares outstanding, for an aggregate purchase price of approximately $3.1 million.  We have the ability to sell up to an additional $16.9 million in shares (or 33.8 million shares assuming a purchase price of $0.50 per share) under the agreement, subject to certain daily limits and provided that, among other things, the shares are registered for resale by Aspire Capital and we have sufficient authorized shares under our articles of incorporation.

We may be obligated to repay outstanding notes at a premium upon the occurrence of an event of default.

We have $3.2 million in secured and unsecured notes payable and $1.2 million in outstanding principal under convertible notes payable at December 31, 2018 and we have an additional $1.3 million in outstanding principal under convertible notes issued in the first quarter of 2019.  If we fail to comply with the various covenants set forth in each of the notes, including failure to pay principal or interest when due or, under certain notes, consummating a change in control, we could be in default thereunder. Upon an event of default under each of the notes, the interest rate of the notes will increase to 12% per annum and the outstanding principal balance of the notes plus all accrued unpaid interest may be declared immediately payable by the holders. We may not have sufficient available funds to repay the notes upon an event of default, and we cannot provide assurances that we will be able to obtain other financing at terms acceptable to us, or at all.

Our ability to utilize our tax benefits could be substantially limited if we fail to generate sufficient income or if we experience an “ownership change.”

We have cumulative net operating loss carryforwards (“NOLs”) totaling approximately $336.4 million at December 31, 2018, of which $323.5 million is subject to expiration in varying amounts from 2019 to 2036.  Our ability to fully recognize the benefits from those NOLs is dependent upon our ability to generate sufficient income prior to their expiration.  In addition, our NOL carryforwards may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code.  In general, an ownership change under Section 382 occurs if 5% shareholders increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a relevant lookback period. The sale of additional equity securities may trigger an ownership change under Section 382 which will significantly limit our ability to utilize our tax benefits.  In order to avoid limitations imposed by Section 382 of the Code, we may be limited in the amount of additional equity securities we are able to sell to raise capital.

Our litigation funding arrangements may impair our ability to obtain future financing and/or generate sufficient cash flows to support our future operations.

We have funded much of our cost of litigation through contingent financing arrangements with Brickell and contingent fee arrangements with legal counsel.  The repayment obligation to Brickell is secured by the majority of our assets until such time that we have repaid a specified minimum return.  Furthermore, our contingent financing arrangements will result in reductions in the amount of net proceeds retained by us from litigation, licensing and other patent-related activities.  For example, Brickell is currently entitled to priority payment of at least the next $14.7 million in patent-related proceeds received by us.  Thereafter, any remaining net proceeds will be prorated between us, our legal counsel and Brickell. The long-term continuation of our business plan is dependent upon our ability to secure sufficient financing to support our business, and our ability to generate revenues and/or patent related proceeds sufficient to offset expenses and meet our contingent payment obligation.  Failure to generate revenue or other patent-related proceeds sufficient to repay our contingent obligation may impede our ability to obtain additional financing which will have a material adverse effect on our ability to achieve our long-term business objectives.

Our litigation can be time-consuming, costly and we cannot anticipate the results.

Since 2011, we have spent a significant amount of our financial and management resources to pursue patent infringement litigation against third parties. We believe this litigation, and other litigation matters that we may in the future determine to pursue, could continue to consume management and financial resources for long periods of time. There can be no assurance that our current or future litigation matters will ultimately result in a favorable outcome for us. In addition, even if we obtain favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the matter. Unfavorable outcomes could result in exhaustion of our financial resources and could otherwise hinder our ability to pursue licensing and/or product opportunities for our technologies which would have a material adverse impact on our financial condition, results of operations, cash flows, and business prospects. We have contingent fee arrangements in place with others to reduce our litigation related expenditures; however any litigation-based or other patent-related amounts collected by us will be subject to contingency payments to our legal counsel and other funding parties which will reduce the amount retained by us.

If our patents and intellectual property rights do not provide us with the anticipated market protections, our competitive position, business, and prospects will be impaired.

We rely on our intellectual property rights, including patents and patent applications, to provide competitive advantage and protect us from theft of our intellectual property. We believe that our patents are for entirely new technologies and that our patents are valid, enforceable and valuable. However, third parties have made claims of invalidity with respect to certain of our patents and other similar claims may be brought in the future. For example, the Federal Patent Court in Munich recently invalidated one of our patents that is the subject of infringement cases against LG and Apple in Germany following a nullity claim filed by Qualcomm.   If our patents are shown not to be as broad as currently believed, or are otherwise challenged such that some or all of the protection is lost, we will suffer adverse effects from the loss of competitive advantage and our ability to offer unique products and technologies. As a result, there would be an adverse impact on our financial condition and business prospects. Furthermore, defending against challenges to our patents may give rise to material costs for defense and divert resources away from our other activities.

We are subject to outside influences beyond our control, including new legislation that could adversely affect our licensing and enforcement activities and have an adverse impact on the execution of our business plan.

Our licensing and enforcement activities are subject to numerous risks from outside influences, including new legislation, regulations and rules related to obtaining or enforcing patents. For instance, the U.S. has enacted sweeping changes to the U.S. patent system including changes that transition the U.S. from a “first-to-invent” to a “first-to-file” system and that alter the processes for challenging issued patents. To the extent that we are unable to secure patent protection for our future technologies and/or our current patents are challenged such that some or all of our protection is lost, we will suffer adverse effects to our ability to offer unique products and technologies. As a result, there would be an adverse impact on our financial position, results of operations and cash flows and our ability to execute our business plan.

Our industry is subject to rapid technological changes which if we are unable to match or surpass, will result in a loss of competitive advantage and market opportunity.

Because of the rapid technological development that regularly occurs in the wireless technology industry, along with shifting user needs and the introduction of competing products and services, we have historically devoted substantial resources to developing and improving our technology and introducing new product offerings.  As a result of our 2018 cost reduction measures, we do not expect to continue to spend a significant amount in this area in the future which could result in a loss in market opportunity and obsolescence of our products which could adversely affect our revenue potential.

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

Our operating results would be adversely affected if, anticipating greater demand for our products than actually develops, we commit to the purchase of more component parts than we need which is more likely to occur in a period of demand uncertainties such as during the rollout of a new product line like our Milo product line.  In addition, component purchase commitments made by us in order to shorten lead times could also lead to excess and obsolete inventory charges.  If we fail to anticipate customer demand properly, an oversupply of component parts could result in excess or obsolete components that could adversely affect our gross margins and operating results.  For example, the demand for our Milo product line to date has been significantly less than anticipated resulting in an oversupply of both component parts and finished products.   We incurred impairment charges for the year ended December 31, 2018 of approximately $1.1 million as a result of this excess inventory.  These impairment charges adversely affect our gross margins and operating results.

If we experience quality issues with our products, our competitive position, business and market opportunity may be impaired.

We produce products that incorporate leading-edge technology, including both hardware and software. Software typically contains bugs that can unexpectedly interfere with expected operations. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. If we have to replace certain components and provide remediation in response to the discovery of defects or bugs in products that we had shipped, there can be no assurance that such remediation would not have a material impact. An inability to cure a product defect could result in the failure of a product line, damage to our reputation, inventory costs, or product reengineering expenses, any of which could have a material impact on our revenue, margins, and net losses.

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

Our business is dependent on having skilled and specialized key executives and other employees to conduct our business activities. The inability to obtain or retain these key executives and other specialized employees would have an adverse impact on the research, development, and technical support activities

and the financial reporting and regulatory compliance activities that our business requires.   These activities are instrumental to the successful execution of our business plan.

Any disruptions to our information technology systems or breaches of our network security could interrupt our operations, compromise our reputation, expose us to litigation, government enforcement actions, and costly response measures and could have a material adverse effect on our business, financial condition and results of operations.

We rely on information technology systems, including third-party hosted servers and cloud-based servers, to keep business, financial, and corporate records, communicate internally and externally, and operate other critical functions. If any of our internal systems or the systems of our third-party providers are compromised due to computer virus, unauthorized access, malware, and the like, then sensitive documents could be exposed or deleted, and our ability to conduct business could be impaired. Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, unauthorized access to our systems, computer viruses or other malicious code, denial of service attacks, malware, ransomware, phishing, SQL injection attacks, human error, or other events that result in security breaches or give rise to the manipulation or loss of sensitive information or assets. Cyber incidents can be caused by various persons or groups, including disgruntled employees and vendors, activists, organized crime groups, and state-sponsored and individual hackers. Cyber incidents can also be caused or aggravated by natural events, such as earthquakes, floods, fires, power loss, and telecommunications failures. The risk of cybersecurity breach has generally increased as the number, intensity, and sophistication of attempted attacks from around the world has increased. While we have cyber security procedures in place, given the evolving nature of these threats, there can be no assurance that we will not suffer material losses in the future due to cyber-attacks.

To date, we have not experienced any material losses relating to cyber-attacks, computer viruses or other systems failures.  Although we have taken steps to protect the security of data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning or the improper disclosure of personally identifiable information, such as in the event of cyber-attacks.  In addition to operational and business consequences, if our cybersecurity is breached, we could be held liable to our customers or other parties in regulatory or other actions, and we may be exposed to reputation damages and loss of trust and business.  This could result in costly investigations and litigation, civil or criminal penalties, fines and negative publicity.

Our outstanding options, warrants, and restricted stock units may affect the market price and liquidity of the common stock.

At December 31, 2018, we had 28.7 million shares of common stock outstanding and had outstanding options, warrants and restricted stock units for the purchase of up to 14.5 million additional shares of common stock, of which approximately 9.1 million were exercisable as of December 31, 2018.  The outstanding warrants include pre-funded warrants for the purchase of up to 2.9 million shares of common stock at an exercise price of $0.01 per share.    In addition, as described more fully below, holders of convertible notes may elect to receive a substantial number of shares of common stock upon conversion of the notes and we may elect to pay accrued interest on the notes in shares of our common stock.  All of the shares of common stock underlying these securities are or will be registered for sale to the holder or for public resale by the holder.  The amount of common stock reserved for issuance may have an adverse impact on our ability to raise capital and may affect the price and liquidity of our common stock in the public market. In addition, the issuance of these shares of common stock will have a dilutive effect on current stockholders’ ownership.

The conversion of outstanding convertible notes into shares of common stock, and the issuance of common stock by us as payment of accrued interest upon the convertible notes, could materially dilute our current stockholders.

We have aggregate principal of $1.2 million in convertible notes outstanding at December 31, 2018. The notes are convertible into shares of our common stock at fixed conversion prices, which may be less than the market price of our common stock at the time of conversion. If the entire principal is converted into shares of common stock, we would be required to issue an aggregate of up to 2.7 million shares of common stock. In addition, in the first quarter of 2019, we issued an additional aggregate principal amount of $1.3 million in convertible notes which, if converted at the fixed conversion price, would result in the issuance of an additional 5.2 million shares of our common stock.  If we issue all of these shares, the ownership of our current stockholders will be diluted.

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

The trading price of our common stock has been and may continue to be volatile. Between January 1, 2017 and December 31, 2018, the reported high and low sales prices for our common stock ranged between $0.13 and $3.80 per share. The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but are not limited to, developments in outstanding litigation, our performance and prospects, general conditions of the markets in which we compete, and economic and financial conditions. Such volatility could materially and adversely affect the market price of our common stock in future periods.

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

Our common stock is classified as a “penny stock” under SEC rules, which means broker-dealers who make a market in our stock will be subject to additional compliance requirements.

Our common stock is deemed to be a "penny stock" as defined in the Securities Exchange Act of 1934 (the “Exchange Act”).  Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a recognized national exchange; (iii) whose prices are not quoted on an automated quotation system sponsored by a recognized national securities association; or (iv) whose issuer has net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years); or $5,000,000 (if continuous operations for less than three years); or with average revenues of less than $6,000,000 for the last three years.  The Exchange Act requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.  Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”   Further, the Exchange Act requires broker-dealers dealing in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  These procedures require the broker-dealer to (i) obtain from the investor information concerning his, her or its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor, and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our headquarters are located in a 14,000 square foot leased facility in Jacksonville, Florida.  We have an additional 7,000 square foot leased facility in Lake Mary, Florida that was primarily for engineering design activities.  As a result of our restructuring in August 2018, we have ceased use of the Lake Mary facility and are attempting to sublease the facility for the remaining lease term.  We also lease a 3,000 square foot facility in Jacksonville, Florida that serves as our warehousing space for Milo product inventory.  We believe our properties are in good condition and suitable for the conduct of our business.  Refer to “Lease Commitments” in Note 10 to our consolidated financial statements included in Item 8 for information regarding our outstanding lease obligations.

Item 3.  Legal Proceedings.

We are a party to a number of patent enforcement actions initiated by us against others for the infringement of our technologies, as well as proceedings brought by others against us in an attempt to invalidate certain of our patent claims.  These patent-related proceedings are more fully described in “Legal Proceedings” in Note 10 to our consolidated financial statements included in Item 8.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On August 17, 2018, our Common Stock was delisted from Nasdaq and began trading on the OTCQB, an over-the-counter market, under the ticker symbol “PRKR”.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

Holders

As of March 25, 2019, we had approximately 42 holders of record and we believe there are approximately 12,000 beneficial holders of our common stock.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are in the business of innovating fundamental wireless technologies and products.  We have designed and developed proprietary RF technologies and integrated circuits for use in wireless communication products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the U.S.  and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.  We have also designed and developed a consumer distributed WiFi product line that is being marketed under the brand name Milo.

In August 2018, we implemented cost reduction measures that included a significant reduction in our workforce, the closure of our engineering design center in Lake Mary, Florida and a reduction in executive and management salaries in order to reduce our ongoing operating expenses.  As a result of these measures, we ceased ongoing chip development activities and significantly curtailed our spending for sales and marketing of our Milo product line in order to focus our limited resources on our patent enforcement program. We expect to sell or otherwise exit the Milo product operations in the second quarter of 2019 and intend to focus our resources solely on licensing and enforcement of our wireless technologies.

We continue to aggressively pursue licensing opportunities with wireless communications companies that make, use or sell chipsets and/or products that incorporate RF.  We believe there are a number of wireless communications companies that can benefit from the use of the RF technologies we have developed, whether through a license or, in certain cases, a joint product venture that may include licensing rights.  From time to time, our licensing efforts require litigation in order to enforce and/or defend our intellectual property rights.  Since 2011, we have been involved in patent infringement litigation against Qualcomm and others for the unauthorized use of our technology.  Refer to “Legal Proceedings” in Note 10 to our consolidated financial statements included in Item 8 for a complete discussion of our legal proceedings.

We have expended significant resources since 2011 and incurred significant debt for the enforcement and defense of our intellectual property rights.

Liquidity and Capital Resources

At December 31, 2018, we had a working capital deficit of approximately $2.1 million, an increase of approximately $1.9 million compared to our working capital deficit at December 31, 2017.  The increase in working capital deficit is largely due to increases in amounts payable to outside litigation firms and a decrease in the carrying value of our inventory and prepaid assets due to impairment charges associated with our August 2018 restructuring.

We have incurred significant losses from operations and negative cash flows in every year since inception, largely as a result of our significant investments in developing and protecting our intellectual property.  For the year ended December 31, 2018, we incurred a net loss of approximately $20.9 million and had an accumulated deficit of approximately $392.3 million.  Our independent registered public accounting firm has included in their audit report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  See Note 2 to our consolidated financial statements included in Item 8 for a discussion of our liquidity and our ability to continue as a going concern.

We used cash for operations of $10.3 million in 2018, representing a $3.8 million, or 27%, decrease from our use of cash for operations in 2017.  This decrease in cash usage is primarily the result of a decrease in cash used for legal expenses associated with our patent infringement litigation, largely offset by increased cash usage related to inventory expansion and other costs from the development and launch of our WiFi networking product line.

We have utilized the proceeds from the sale of equity and equity-linked securities and our contingent funding arrangement with Brickell to fund our operations, including litigation costs.  We received net proceeds of approximately $10.6 million and $14.7 million from equity and debt financings for the years ended December 31, 2018 and 2017, respectively, including an aggregate of $4.0 million and $1.0 million, respectively, received in connection with our contingent funding arrangement with Brickell.

A significant portion of our litigation costs since 2016 have been funded by Brickell.  See “Financial Condition” below for a complete discussion of our obligation to Brickell.  At December 31, 2018, our aggregate repayment obligation to Brickell was recorded at its estimated fair value of $25.6 million.  Although current working capital will not be used to repay this obligation, Brickell is entitled to priority payment of 100% of at least the next $14.7 million in proceeds received by us from any patent-related action.  After priority payments to Brickell, any remaining future net proceeds from specific patent enforcement actions will be prorated and prioritized between us, our legal counsel, and Brickell based upon a number of factors including whether the proceeds are a result of a contingently-funded action, the magnitude, nature and timing of the proceeds received, and the contingent percentage agreed to between the parties.  Based on our current outstanding legal proceedings, management expects that the contingent fees payable to Brickell and others could range from 25% to 80% of the net proceeds remaining after priority reimbursement to Brickell.  These contingent fees are limited to specific actions and are expected to decline following successful completion of our current phase of licensing and patent enforcement activities.

We had cash and cash equivalents totaling approximately $1.5 million at December 31, 2018.  In the first quarter of 2019, we received net proceeds of approximately $1.3 million from the issuance of additional convertible debt securities.   Although we anticipate a significant decrease in our use of cash for operations in 2019 as a result of our August 2018 cost reduction measures, we expect this decrease to be somewhat offset by increases in our debt repayments.  At December 31, 2018, we had approximately $2.4 million in debt obligations due to be repaid in 2019, an increase from $0.3 million in current debt obligations at December 31, 2017.  This increase in our short-term debt repayment obligations is primarily the result of the issuance of a secured promissory note to our litigation counsel in 2018 for unpaid fees and costs related to our patent enforcement program.  Our ability to meet our short-term liquidity needs, including our debt repayment obligations, is dependent upon one or more of (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations to Brickell and legal counsel; and/or (ii) our ability to raise additional capital from the sale of equity securities or other financing arrangements.

Patent enforcement litigation is costly and time-consuming and the outcome is difficult to predict.   We expect to continue to invest in the support of our patent enforcement and licensing programs.  We expect that revenue generated from patent enforcement actions and/or technology licenses in 2019, if any, after deduction of payment obligations to Brickell and legal counsel, may not be sufficient to cover our operating expenses.  In the event we do not generate revenues, or other patent-related proceeds, sufficient to cover our operational costs and contingent repayment obligation, we will be required to raise additional working capital through the sale of equity securities or other financing arrangements.

The long-term continuation of our business plan is dependent upon our ability to secure sufficient financing to support our business, and our ability to generate revenues and/or patent-related proceeds sufficient to offset expenses and meet our contingent payment obligation and other long-term debt repayment obligations.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or reduce operating costs could have a material adverse effect on our ability to meet our short and long-term liquidity needs and achieve our intended long-term business objectives.

Financial Condition

Intangible Assets

We consider our intellectual property, including patents, patent applications, trademarks, copyrights and trade secrets to be significant to our business.  Our intangible assets are pledged as security for our secured contingent payment obligation with Brickell and our secured note payable with our litigation counsel.  The net book value of our intangible assets was approximately $3.9 million and $5.1 million as of December 31, 2018 and 2017, respectively.  These assets are amortized using the straight-line method over their estimated period of benefit, generally fifteen to twenty years.  The decrease in the carrying value of our intangible assets is primarily the result of $1.1 million in patent amortization expense recognized in 2018 combined with minimal cost additions to our intangible assets as our portfolio matures.  Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists.  As part of our ongoing patent maintenance program, we may, from time to time, abandon a particular patent if we determine fees to maintain the patent exceed its expected recoverability.   For each of the years ended December 31, 2018 and 2017, we incurred losses of approximately $0.1 million for the write off of specific patent assets. These losses are included in operating expenses in the accompanying consolidated statements of comprehensive loss.

Secured Contingent Payment Obligation

Our secured contingent payment obligation to Brickell was recorded at its estimated fair value of $25.6 million and $15.9 million as of December 31, 2018 and 2017, respectively, representing an increase of approximately $9.7 million.  This increase is the result of a $4.0 million increase from additional proceeds received from Brickell in 2018 and a $5.7 million increase in the estimated fair value of our repayment obligation to Brickell.  Under the funding agreement, Brickell has a right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions on a priority basis.  Our repayment obligation to Brickell is contingent upon receipt of proceeds from our patents and the amount of our obligation varies based on the magnitude, timing and nature of proceeds received by us.  As a result, we have elected to account for this obligation at its estimated fair value which is subject to significant estimates and assumptions as discussed in “Critical Accounting Policies” below.   The $5.7  million increase in estimated fair value of this repayment obligation in 2018 is primarily the result of (i) additional proceeds received in 2018, (ii) increases in the estimated time frames for repayment of the obligation and (iii) changes in estimated probabilities for the timing and amount of repayments to Brickell.   Refer to Note 8 to our consolidated financial statements included in Item 8 for a discussion of the fair value measurement of our contingent payment obligation.

Brickell is entitled to priority payment of 100% of at least the next $14.7 million in proceeds received by us from any patent-related action.  Thereafter, Brickell is entitled to a portion of additional patent-related proceeds up to at least a specified minimum return which is determined as a percentage of the funded amount and varies based on the timing of repayment.  In addition, Brickell is entitled to a pro rata portion of proceeds from specified legal actions to the extent aggregate proceeds from those actions exceed the specified minimum return.   In the event of a change in control of the Company, Brickell has the right to be paid its return as defined under the agreement based on the transaction price for the change in control event.

Brickell holds a senior security interest in the majority of our assets until such time as the specified minimum return is paid, in which case, the security interest will be released except with respect to the patents and proceeds related to specific legal actions.  The security interest is enforceable by Brickell in the event that we are in default under the agreement.  We are currently in compliance with the provisions of the agreement.

In 2018, we received aggregate proceeds of $4.0 million from Brickell including proceeds of $2.5 million received in December 2018.  The December 2018 funding was critical to meet our ongoing obligations, particularly with regard to our litigation fees and expenses and therefore, in connection with the transaction, we issued Brickell a warrant to purchase up to 5.0 million shares of our common stock at an exercise price of $0.16 per share.  As the estimated fair value of the payment obligation to Brickell resulting from this additional funding exceeded the $2.5 million in proceeds received, no value was assigned to the warrants.

Notes Payable

As of December 31, 2018, we had approximately $3.2 million in notes payable, including an unsecured promissory note payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party, of approximately $0.8 million and a secured promissory note payable to Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (“Mintz”) of $2.4 million.  Failure to comply with the payment terms of each of these notes constitutes an event of default which, if uncured, will result in the entire unpaid principal balance of the note and any unpaid, accrued interest to become immediately due and payable. In addition, an event of default results in an increase in the interest rate under the notes to a default rate of 12% per annum.  As of December 31, 2018, we were in default on the payment terms of these notes.  Mintz waived past and future payment defaults under the notes through at least May 31, 2019, including waiver of the acceleration and increased interest provisions of the note for the same period.

In March 2019, we amended the note payable to SKGF to provide for a waiver of the payment default, a decrease in the interest rate from 8% to 4% per year, an extension of the maturity date from March 2020 to April 2022, and a reduction in the monthly payment.  As a result of this amendment, approximately $0.65 million of our obligation to SKGF was reclassified from current to long-term liabilities as of December 31, 2018.

Deferred Tax Assets and Related Valuation Allowance

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  As of December 31, 2018, we had deferred tax assets of approximately $98 million, primarily related to our net operating loss carryforwards, which were fully offset by a valuation allowance due to the uncertainty related to realization of these assets through future taxable income.   In addition, our ability to benefit from our net operating loss and other tax credit carryforwards could be limited under Section 382 of the Internal Revenue Code as more fully discussed in Note 9 to our consolidated financial statements included in Item 8.

Results of Operations for Each of the Years Ended December 31, 2018 and 2017

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

Refer to “Reconciliation of Non-GAAP Financial Measures” in this section for a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP measures for the years ended December 31, 2018 and 2017.

Revenues and Gross Margins

We reported no licensing revenue for the years ended December 31, 2018 or 2017.  Although we do anticipate licensing revenue and/or settlement gains to result from our licensing and patent enforcement actions, the amount and timing is highly unpredictable and there can be no assurance that we will achieve our anticipated results.

We reported product revenue of $0.1 million for each of the years ended December 31, 2018 and 2017, respectively, from the sales of our Milo-branded products.  Our gross margins on Milo product sales, before impairment charges, were approximately 24% and 25% for the years ended December 31, 2018 and 2017, respectively.   Our revenues from Milo products to date have fallen short of our projections, and we have limited resources to deploy towards increasing consumer awareness of our products.  As a result, for the year ended December 31, 2018, we recorded $1.1 million in impairment charges to reduce excess inventories to their estimated net realizable value.  For the year ended December 31, 2017, we recognized approximately $0.1 million in impairment charges related to excess inventory of our integrated circuits.

Research and Development Expenses

Research and development expenses consist primarily of engineering and related management and support personnel costs; fees for outside engineering design services which we use from time to time to supplement our internal resources; depreciation expenses related to certain assets used in product development; prototype production and materials costs for both chips and end-user products; software licensing and support costs, which represent the annual licensing and support maintenance for engineering design and other software tools; and rent and other overhead costs for our engineering design facility.  Personnel costs include share-based compensation which represents the grant date fair value of equity-based awards to our employees which is attributed to expense over the service period of the award.

Research and development costs were approximately $2.9 million for the year ended December 31, 2018 compared to approximately $4.3 million for the year ended December 31, 2017, representing a decrease of approximately $1.4 million, or 33%.  This decrease is primarily the result of a $0.9 million decrease in personnel and related costs, including a $0.4 million decrease in share-based compensation expense, a $0.4 million decrease in costs related to chip design and fabrication, a $0.1 million decrease in software licensing and support costs, and a $0.1 million decrease in facilities and related costs, offset by a $0.2 million increase in outside consulting services.

The decreases in personnel, chip fabrication, software and licensing, and facilities costs are all a result of the August 2018 restructuring of operations which included a significant workforce reduction, reduction in engineering executive compensation, and closure of the Lake Mary engineering design facility.   Share-based compensation decreased as a result of decreases in the value of current awards when compared to previous awards as a result of the declining price of our common stock, longer vesting periods for new awards, and forfeiture of awards in connection with our restructuring.  The increase in outside consulting services is a result of resources utilized in connection with Milo product development.   These outside services are not expected to continue in 2019.

We anticipate that our research and development expenses will decrease further in 2019 as our focus will be on providing technical support to the patent enforcement and licensing activities for our patent portfolio with limited resources dedicated to further expansion of our technologies and patents.

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

Our selling, general and administrative expenses were approximately $10.4 million for the year ended December 31, 2018, as compared to approximately $14.1 million for the year ended December 31, 2017, representing a decrease of approximately $3.7 million or 26%.  This decrease is the result of a decrease in litigation fees and expenses of approximately $1.5 million, a decrease in outside consulting fees of approximately $1.4 million, a decrease in share-based compensation expense of approximately $0.8 million, and a decrease in other personnel costs, including travel costs, of approximately $0.2 million, somewhat offset by an increase in advertising expense of approximately $0.3 million.

The decrease in litigation fees and expenses is primarily the result of fees and expenses incurred in 2017 related to the ITC action that was terminated in March 2017.  Consulting fees decreased as a result of a reduction in the use of outside professionals for marketing, shareholder relations and business advisory activities in 2018. The decrease in marketing consulting fees for the Milo product launch was somewhat offset by an increase in Milo advertising expense as various marketing campaigns were launched in 2018.

The decrease in share-based compensation is due to decreases in the value of current awards when compared to previous awards as a result of the declining price of our common stock, longer vesting periods for new awards, and forfeiture of awards.  Personnel costs decreased as a result of reductions in executive management salaries and a reduction in marketing, sales and administrative personnel as a part of our August 2018 restructuring, somewhat offset by personnel additions in mid to late 2017 to support the Milo product operations.

Restructuring Charges

We incurred approximately $0.7 million in restructuring charges in 2018.  These charges are a result of the implementation of cost reduction measures in August 2018 that included a significant reduction in our workforce, the closure of our engineering design center in Lake Mary, Florida, the cessation of ongoing chip development activities, and a significant reduction in our spending for sales and marketing of our Milo product line.   These measures were undertaken in order to focus our limited resources toward our patent enforcement program which, if successful, has the ability to generate significant licensing and/or settlement revenue.   The restructuring charges were primarily related to one-time termination benefits, the impairment of prepaid assets, and our estimated future lease obligation for our Lake Mary, Florida facility, net of estimated sublease income.  At December 31, 2018, we recorded an estimated lease obligation for our Lake Mary facility of approximately $0.2 million which is net of an estimated $0.4 million in future sublease rental income.   We are actively marketing the Lake Mary facility for sublease, however there can be no assurance that our efforts will be successful.  If we are unable to sublet our Lake Mary facility for the rental amount or term that we have estimated, we will incur additional impairment charges related to this lease obligation.  In addition, we may incur restructuring charges in 2019 related to the disposition of our Milo product operations.

As a result of our restructuring, we estimate that we will recognize annualized savings of approximately $9 million primarily related to reduced personnel, outside marketing consulting and advertising costs related to product marketing, facilities costs, and board and executive compensation.

Change in Fair Value of Contingent Payment Obligation

Our losses from the changes in fair value of our contingent payment obligation were approximately $5.7 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively.  See “Financial Condition” above for a discussion of our contingent payment obligation and the factors impacting the change in fair value.

Adjusted Net Loss and Adjusted Net Loss per Share

Adjusted net loss decreased by approximately $2.2 million, or 14%, for the year ended December 31, 2018 compared to the same period in 2017.  The decrease in adjusted net loss is a result of the decrease in litigation expenses as well as a decrease in operating expenses as a result of our restructuring.  On a per share basis, our adjusted net loss per common share decreased by $0.35 per share, or 38%.  This decrease is primarily the result of a 38% increase in our weighted average common shares outstanding along with the decrease in our adjusted net loss.

Reconciliation of Non-GAAP Financial Measures

The following table presents a reconciliation of our net loss to the non-GAAP measure of adjusted net loss for the years ended December 31, 2018 and 2017, respectively:

(in thousands)	2018	2017
Net loss	$(20,869)	$(19,259)
Excluded items:
Share-based compensation	1,050	2,164
Change in fair value of contingent payment obligation	5,661	711
Adjusted net loss	$(14,158)	$(16,384)

The following table presents a reconciliation of our net loss per common share to the non-GAAP measure of adjusted net loss per common share for the years ended December 31, 2018 and 2017, respectively:

	2018	2017
Basic and diluted net loss per common share	$(0.85)	$(1.09)
Excluded items	0.27	0.16
Adjusted net loss per common share	$(0.58)	$(0.93)

Critical Accounting Policies

We believe that the following are critical accounting policies and estimates that significantly impact the preparation of our consolidated financial statements:

Inventory

Inventory is stated at the lower of actual cost, as determined under the first-in, first-out method, or estimated net realizable value.  We review our inventory for estimated obsolescence or unmarketable inventory and write down inventory for the difference between cost and estimated market value based upon assumptions about future demand.  Future demand is affected by market conditions, technological obsolescence, new products and strategic plans, each of which is subject to change.  During the years ended December 31, 2018 and 2017, we recorded $1.1 million and $0.1 million, respectively, for impairment charges to reduce excess inventories to their estimated net realizable value.

Secured Contingent Payment Obligation

We have accounted for our secured contingent repayment obligation as long-term debt.  Our repayment obligation is contingent upon the receipt of proceeds from patent enforcement or other patent monetization actions.   We have elected to measure our secured contingent payment obligation at its fair value based on the variable and contingent nature of the repayment provisions. We have determined that the fair value of our secured contingent payment obligation falls within Level 3 in the fair value hierarchy which involves significant estimates and assumptions including projected future patent-related proceeds and the risk-adjusted rate for discounting future cash flows.  Actual results could differ from the estimates made. Changes in fair value, including the component related to imputed interest, are included in the consolidated statements of comprehensive loss under the heading “Change in fair value of contingent payment obligation.”  Refer to Note 8 to our consolidated financial statements included in Item 8 for a discussion of the significant estimates and assumptions used in estimated the fair value of our contingent payment obligation.

Accounting for Share-Based Compensation

We calculate the fair value of share-based equity awards to employees, including restricted stock, stock options and restricted stock units (“RSUs”), on the date of grant and recognize the calculated fair value as compensation expense over the requisite service periods of the related awards. The fair value of stock option awards is determined using the Black-Scholes option valuation model which requires the use of highly subjective assumptions and estimates including how long employees will retain their stock options before exercising them and the volatility of our common stock price over the expected life of the equity award.  Changes in these subjective assumptions can materially affect the estimate of fair value of share-based compensation and consequently, the related amount recognized as expense in the consolidated statements of comprehensive loss.

New Accounting Pronouncement - Leases

Our facilities are leased under operating leases.  Effective January 1, 2019, we will adopt Accounting Standards Codification 842, “Leases” which requires the recognition of right-to-use assets and lease liabilities on the balance sheet for any financing or operating leases with lease terms of more than one year. The new guidance also increases disclosure of key information about leasing arrangements.  A modified retrospective transition approach is required for adoption, applying the new standard to all leases existing at the date of initial application.  The new standard provides a number of practical expedients in transition which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and treatment of initial direct costs.  We intend to elect the package of practical expedients in transition, and we have elected to use the effective date of adoption as the date of initial application of this new standard.   Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019.  We expect the adoption of this new standard to result in the recognition of operating lease right-to-use assets and operating lease liabilities of approximately $0.56 million and $0.61 million, respectively, primarily related to our facilities leases.  In addition, adoption of the new standard will result in significant new disclosures about our leasing activities.

Off-Balance Sheet Transactions

As of December 31, 2018, we had outstanding warrants to purchase 13.3 million shares of our common stock.  The estimated grant date fair value of these warrants of approximately $1.8 million is included in shareholders’ deficit in our consolidated balance sheet for the year ended December 31, 2018.  The outstanding warrants have an average exercise price of $0.39 per share and a weighted average remaining life of approximately five years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements
Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (for the year ended December 31, 2018)	28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (for the year ended December 31, 2017)	29

FINANCIAL STATEMENTS:
Consolidated Balance Sheets - December 31, 2018 and 2017	30
Consolidated Statements of Comprehensive Loss - for the years ended December 31, 2018 and 2017	31
Consolidated Statements of Shareholders’ Deficit - for the years ended December 31, 2018 and 2017	32
Consolidated Statements of Cash Flows - for the years ended December 31, 2018 and 2017	33
Notes to Consolidated Financial Statements - December 31, 2018 and 2017	34

SUPPLEMENTARY DATA:
Not applicable

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

ParkerVision, Inc.

Jacksonville, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of ParkerVision, Inc. (the “Company”) and its subsidiary as of December 31, 2018, and the related consolidated statement of comprehensive loss, shareholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary at December 31, 2018, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to this matter

/s/ BDO USA, LLP

Certified Public Accountants

We have served as the Company's auditor since 2018.

Jacksonville, Florida

April 1, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of ParkerVision, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of ParkerVision, Inc. and its subsidiary (the “Company”) as of December 31, 2017, and the related consolidated statements of comprehensive loss, shareholders’ deficit and cash flows for the year ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Jacksonville, Florida

March 29, 2018

We served as the Company's auditor from 1999 to 2017.

PARKERVISION, INC.

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CURRENT ASSETS:
Cash and cash equivalents	$1,527	$354
Restricted cash equivalents	-	1,000
Available-for-sale securities	-	26
Accounts receivable, net of allowance for doubtful accounts of $0 and $3 at December 31, 2018 and 2017, respectively	2	27
Inventories, net	98	1,025
Prepaid expenses	538	1,002
Other current assets	55	9
Held for sale assets	65	-
Total current assets	2,285	3,443

Property and equipment, net	129	376
Intangible assets, net	3,902	5,076
Other assets, net	15	15
Total assets	$6,331	$8,910

CURRENT LIABILITIES:
Accounts payable	$655	$678
Accrued expenses:
Salaries and wages	122	376
Professional fees	493	2,054
Other accrued expenses	563	238
Related party note payable, current portion	37	294
Secured note payable	2,400	-
Lease payable, current portion	86	-
Deferred revenue	-	19
Total current liabilities	4,356	3,659

LONG-TERM LIABILITIES:
Secured contingent payment obligation	25,557	15,896
Convertible notes, net	837	-
Related party note payable, net of current portion	799	531
Lease payable, net of current portion	91	-
Other long-term liabilities	1	68
Total long-term liabilities	27,285	16,495
Total liabilities	31,641	20,154

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $.01 par value, 75,000 and 30,000 shares authorized, 28,677 and 21,222 issued and outstanding at December 31, 2018 and 2017, respectively	287	212
Warrants outstanding	1,810	826
Additional paid-in capital	364,885	359,141
Accumulated deficit	(392,292)	(371,423)
Total shareholders' deficit	(25,310)	(11,244)
Total liabilities and shareholders' deficit	$6,331	$8,910

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands)

	2018	2017
Licensing revenue	$-	$-
Product revenue	135	100
Total revenue	135	100

Cost of sales - licensing	-	-
Cost of sales - product	103	75
Loss on impairment of inventory	1,134	125
Gross margin	(1,102)	(100)

Research and development expenses	2,875	4,344
Selling, general, and administrative expenses	10,427	14,061
Restructuring expenses	690	-
Total operating expenses	13,992	18,405

Interest and other income	2	26
Interest and other expense	(116)	(69)
Change in fair value of contingent payment obligation	(5,661)	(711)
Total interest and other	(5,775)	(754)

Net loss before income tax	(20,869)	(19,259)

Income tax expense	-	-

Net loss	(20,869)	(19,259)

Other comprehensive income, net of tax	-	-

Comprehensive loss	$(20,869)	$(19,259)

Basic and diluted net loss per common share	$(0.85)	$(1.09)

Weighted average common shares outstanding	24,429	17,688

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands)

	Common Stock, Par Value	Warrants Outstanding	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2016	$132	$826	$343,087	$(352,164)	$(8,119)
Issuance of common stock and warrants in public and private offerings, net of issuance costs	73	-	13,606	-	13,679
Issuance of common stock for services	3	-	422	-	425
Share-based compensation, net of shares withheld for taxes	4	-	2,026	-	2,030
Comprehensive loss for the year	-	-	-	(19,259)	(19,259)
Balance as of December 31, 2017	212	826	359,141	(371,423)	(11,244)
Issuance of common stock and warrants in public and private offerings, net of issuance costs	45	1,950	3,281	-	5,276
Exercise of warrants	20	(475)	455	-	-
Expiration of warrants	-	(491)	491	-	-
Issuance of convertible debt with beneficial conversion feature	-	-	442	-	442
Issuance of common stock upon conversion and payment of interest in kind on convertible debt	4	-	52	-	56
Share-based compensation, net of shares withheld for taxes	6	-	1,023	-	1,029
Comprehensive loss for the year	-	-	-	(20,869)	(20,869)
Balance as of December 31, 2018	$287	$1,810	$364,885	$(392,292)	$(25,310)

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(in thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,869)	$(19,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,209	1,301
Share-based compensation	1,050	2,164
Loss on disposal of equipment and other assets	489	85
Write down of obsolete inventory	1,134	125
Realized gain on available-for-sale securities	-	(9)
Changes in fair value of contingent payment obligation	5,661	711
Changes in operating assets and liabilities:
Accounts receivable	25	(26)
Inventories	(207)	(980)
Prepaid expenses and other	62	84
Accounts payable and accrued expenses	1,034	1,744
Lease payable	115	-
Total adjustments	10,572	5,199
Net cash used in operating activities	(10,297)	(14,060)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	-	(4,813)
Proceeds from redemption of available-for-sale securities	26	4,810
Proceeds from sale of assets	50	18
Purchases of property and equipment	(5)	(252)
Payments for patent costs and other intangible assets	(16)	(61)
Net cash provided by (used in) investing activities	55	(298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants
in public and private offerings	5,276	13,679
Net proceeds from debt financings	5,294	1,000
Shares withheld for payment of taxes	(21)	(134)
Debt repayments	(132)	-
Principal payments on capital lease obligation	(2)	(2)
Net cash provided by financing activities	10,415	14,543

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS	173	185
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS, beginning of year	1,354	1,169
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS, end of year	$1,527	$1,354

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$39	$69
Cash paid for income taxes	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Payment of interest in kind on convertible notes	$26	$-
Purchase of equipment under capital lease	$-	$6

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

1. SIGNIFICANT ACCOUNTING POLICIES

ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH (collectively “ParkerVision”, “we” or the “Company”) is in the business of innovating fundamental wireless hardware and software technologies and products.   We have designed and developed proprietary radio frequency (“RF”) technologies for use in semiconductor circuits for wireless communication products.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.  We have also designed and developed a consumer distributed WiFi product line that is being marketed under the brand name Milo®.

We restructured our operations during the third quarter of 2018 in order to reduce operating expenses in light of our limited capital resources.  As a result, our primary business is to support and defend the investments we have made in developing and protecting our technologies by focusing on our patent enforcement program.  We have determined that our business currently operates under a single operating and reportable segment.

Basis of Presentation

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  The consolidated financial statements include the accounts of ParkerVision, Inc. and our wholly-owned German subsidiary, ParkerVision GmbH, after elimination of all intercompany transactions and accounts.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The more significant estimates made by us include projected future cash flows and risk-adjusted discount rates for estimating the fair value of our secured contingent payment obligation, the volatility and estimated lives of share-based awards used in the estimate of the fair market value of share-based compensation, the assessment of recoverability of long-lived assets, the amortization periods for intangible and long-lived assets, and the valuation allowance for deferred taxes.  Actual results could differ from the estimates made.  We periodically evaluate estimates used in the preparation of the financial statements for continued reasonableness.  Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

Cash, Cash Equivalents, and Restricted Cash Equivalents

We consider cash and cash equivalents to include cash on hand, interest-bearing deposits, overnight repurchase agreements and investments with original maturities of three months or less when purchased. Restricted cash equivalents represent money market investments that are restricted for specific use in payment of legal fees and expenses related to certain of our patent infringement actions.  The restricted money market investments have weighted average maturities of three months or less when purchased and are recorded at fair value.  We have determined that the fair value of our restricted money market investments fall within Level 1 in the fair value hierarchy (see Note 8).

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the following estimated useful lives:

Manufacturing and office equipment	5-7 years
Leasehold improvements	Shorter of useful life or remaining life of lease
Furniture and fixtures	7 years
Computer equipment and software	3-5 years

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

Secured Contingent Payment Obligation

We have accounted for our secured contingent repayment obligation as long-term debt in accordance with Accounting Standards Codification (“ASC”) 470-10-25, “Sales of Future Revenues or Various other Measures of Income.” Our repayment obligations are contingent upon the receipt of proceeds from patent enforcement and/or patent monetization actions.   We have elected to measure our secured contingent payment obligation at its fair value in accordance with ASC 825, “Financial Instruments” based on the variable and contingent nature of the repayment provisions. We have determined that the fair value of our secured contingent payment obligation falls within Level 3 in the fair value hierarchy which involves significant estimates and assumptions including projected future patent-related proceeds and the risk-adjusted rate for discounting future cash flows (see Note 8).  Actual results could differ from the estimates made. Changes in fair value, including the component related to imputed interest, are included in the accompanying consolidated statements of comprehensive loss under the heading “Change in fair value of contingent payment obligation”.

Leases

Our facilities are leased under operating leases.  For those leases that contain rent escalations or rent concessions, we record the total rent payable during the lease term on a straight-line basis over the term of the lease with the difference between the rents paid and the straight-line rent recorded as a deferred rent liability in the accompanying consolidated balance sheets.

In February 2016, the FASB established ASC 842, “Leases” by issuing ASU 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASC 842 was subsequently amended by ASU 2018-01, ASU 2018-10 and ASU 2018-11 which provided practical expedients for adoption of ASC 842.  Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months.  ASC 842 is effective for interim and annual periods beginning after December 15, 2018.  A modified retrospective transition approach is required for adoption, applying the new standard to all leases existing at the date of initial application.  An entity may choose to use either the effective date or the beginning of the earliest comparative period presented in the financial statements as its date of initial application.

ASC 842 will be effective for us as of January 1, 2019, and we have elected to use the effective date as the initial application date.  Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and period prior to January 1, 2019.  The new standard provides a number of practical expedients in transition and we expect to elect the package of practical expedients which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and treatment of initial direct costs.  We expect the adoption of this new standard to result in the recognition of operating lease right-to-use assets and operating lease liabilities of approximately $0.56 million and $0.61 million, respectively, primarily related to our facilities leases.  In addition, adoption of the new standard will result in significant new disclosures about our leasing activities.

Revenue Recognition

As of January 1, 2018, we adopted ASC 606, “Revenue from Contracts with Customers” which implements a common revenue standard that clarifies the principles for recognizing revenue.  This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized.  The adoption of ASC 606 had no material effect on our consolidated financial statements.

We derive revenue from licensing of our intellectual property, settlements from patent infringement disputes and sales of products.  The timing of revenue recognition and the amount of revenue recognized depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations.  In general, we recognize revenue when the performance obligations to our customers have been met.  For the sale of products, the performance obligation is generally met at the time product is delivered to the customer.  Estimated product returns are deducted from revenue and recorded as a liability. Revenue from the sale of our products includes shipping and handling charged to the customer.  Product revenue is recorded net of sales tax collected from customers, discounts, and actual and estimated future returns.

The consideration received from patent license and settlement agreements is allocated to the various elements of the arrangement to the extent the revenue recognition differs between the elements of the arrangement.  Elements related to past and future royalties as well as elements related to settlement will be recorded as revenue in our consolidated statements of comprehensive loss when our performance obligations related to each element have been met.

Shipping and Handling Costs

Shipping and handling costs related to product sales for the years ended December 31, 2018 and 2017 were approximately $12,000 and $5,000, respectively.  These costs are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

Advertising Expense

Advertising costs are expensed as incurred.  Advertising expenses of approximately $0.7 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively, are included in selling, general, and administrative expenses in the accompanying consolidated statements of comprehensive loss.

Research and Development Expenses

Research and development costs are expensed as incurred and include salaries and benefits, costs paid to third party contractors, prototype expenses, an allocated portion of facilities costs, maintenance costs for software development tools, and depreciation.

Accounting for Share-Based Compensation

We have various share-based compensation programs which provide for equity awards including stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). We calculate the fair value of employee share-based equity awards on the date of grant and recognize the calculated fair value as compensation expense over the requisite service periods of the related awards.  We estimate the fair value of stock option awards using the Black-Scholes option valuation model.  This valuation model requires the use of highly subjective assumptions and estimates including how long employees will retain their stock options before exercising them and the volatility of our common stock price over the expected life of the equity award.  Such estimates, and the basis for our conclusions regarding such estimates, are outlined in detail in Note 12.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.  We account for forfeitures of share-based awards as they occur.

As of January 1, 2018, we adopted ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.”  This update provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718.  The adoption of this guidance did not have a material effect on our consolidated financial statements.

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

The number of shares underlying outstanding options, warrants, unvested RSUS and convertible notes at December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Options outstanding	1,228	1,007
Warrants outstanding	13,279	420
Unvested RSUs	14	521
Shares underlying convertible notes	2,746	-
	17,267	1,948

These potential shares were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

2. LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements as of and for the year ended December 31, 2018 were prepared assuming we will continue as a going concern, which contemplates that we will continue in operation and will be able to realize our assets and settle our liabilities and commitments in the normal course of business for a period of at least one year from the issuance date of these financial statements.  These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should we be unable to continue as a going concern.

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sales of our equity and equity-linked securities and our contingent funding arrangements with third-parties to fund our operations, including our litigation costs.  For the year ended December 31, 2018, we incurred a net loss of approximately $20.9 million and negative cash flows from operations of approximately $10.3 million.  At December 31, 2018, we had a working capital deficit of approximately $2.1 million and an accumulated deficit of approximately $392.3 million.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year after the issuance date of these consolidated financial statements.

At December 31, 2018, we had cash and cash equivalents of approximately $1.5 million.  In addition, during the first quarter of 2019, we received net proceeds of approximately $1.3 million from the issuance of additional convertible debt securities.   In August 2018, we implemented cost reduction measures and ceased ongoing chip development activities and significantly curtailed our spending for sales and marketing of our WiFi product line in order to focus our limited resources on our patent enforcement program. We expect to sell or otherwise exit the Milo product operations the second quarter of 2019 and intend to focus our resources solely on licensing and enforcement of our wireless technologies.  However, although we may receive proceeds from our patent enforcement actions in 2019, the timing and amount of such proceeds, if any, are difficult to predict and there can be no assurance we will receive any proceeds from these enforcement actions.  In addition, we have approximately $2.4 million in debt obligations due to be repaid in 2019.

Our ability to meet our liquidity needs for the twelve months after the issuance date of these financial statements is dependent upon one or more of (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations to legal counsel; and/or (ii) our ability to raise additional capital from the sale of equity securities or other financing arrangements.  We anticipate that we will continue to invest in patent protection and licensing and enforcement of our wireless technologies.  We expect that revenue generated from patent enforcement actions, and technology licenses over the twelve months after the issuance date of these financial statements, if any, after deduction of payment obligations to Brickell and legal counsel, may not be sufficient to cover our operating expenses. In the event we do not generate revenues, or other patent-asset proceeds, sufficient to cover our operational costs and contingent repayment obligation, we will be required to raise additional working capital through the sale of equity securities or other financing arrangements.

The long-term continuation of our business plan is dependent upon our ability to secure sufficient financing to support our business, and our ability to generate revenues and/or patent-related proceeds sufficient to offset expenses and meet our contingent payment obligation and other long-term debt repayment obligations.  Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or reduce operating costs could have a material adverse effect on our ability to meet our short and long-term liquidity needs and achieve our intended long-term business objectives.

3. INVENTORIES

Inventories consisted of the following at December 31, 2018 and 2017 (in thousands):

	2018	2017
Raw materials	$139	$573
Work-in-process	-	-
Finished goods	941	452
	1,080	1,025
Inventory reserves	(982)	-
	98	1,025

During the years ended December 31, 2018 and 2017, we recognized impairment charges to reduce our excess and obsolete inventories to their net realizable values.  The following table provides a reconciliation of our inventory reserves for the years ended December 31, 2018 and 2017, respectively (in thousands):

	2018	2017
Inventory reserves at beginning of year	$-	$-
Impairment charges	1,134	125
Write down of impaired inventories	(152)	(125)
Inventory reserves at end of year	$982	$-

4. PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2018 and 2017 (in thousands):

	2018	2017
Prepaid services	$252	$253
Prepaid bonds for German statutory costs	199	62
Prepaid licenses, software tools and support	51	404
Prepaid inventory and production tooling	-	121
Prepaid advertising	-	75
Prepaid insurance	19	54
Other prepaid expenses	17	33
	$538	$1,002

In 2018, we recorded impairment charges of approximately $0.4 million related to prepaid licenses and production tooling as a result of the restructuring of our operations.   These charges are included in “Restructuring expenses” in the accompanying statements of comprehensive loss (see Note 13).

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, at cost, consisted of the following at December 31, 2018 and 2017 (in thousands):

	2018	2017
Equipment and software, including equipment purchased under capital leases of $17 and $297 at December 31, 2018 and 2017, respectively	$1,555	$6,556
Leasehold improvements	786	786
Furniture and fixtures	182	185
	2,523	7,527
Less accumulated depreciation, including accumulated depreciation for equipment purchased under capital leases of $13 and $206 at December 31, 2018 and 2017, respectively	(2,394)	(7,151)
	$129	$376

Depreciation expense related to property and equipment was approximately $0.13 million and $0.15 million in 2018 and 2017, respectively.  Depreciation expense includes depreciation related to capital leases of approximately $0.002 million and $0.05 for the periods ended December 31, 2018 and 2017, respectively.  Our capital leases have original terms of one to three years.  The principal payments for these capital leases are reflected as cash outflows from financing activities in the accompanying consolidated statements of cash flows.  Future minimum lease payments under our capital leases that have initial terms in excess of one year are included in “Contractual Obligations” in Note 10.

In connection with the closure of our Lake Mary facility in 2018, we reclassified equipment with a net book value of approximately $0.07 million to assets held for sale.  We have contracted with a third party for the consignment sale of these assets and anticipate completion of the sale within 12 months.  For the year ended December 31, 2018, we recognized a gain on the sale of assets held for sale of approximately $0.01 million which is included in selling, general and administrative expenses in the accompanying statements of comprehensive loss.

6. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2018 and 2017 (in thousands):

	2018	2017

Patents and copyrights	$18,350	$19,324
Less accumulated amortization	(14,448)	(14,248)
	$3,902	$5,076

Amortization expense for each of the years ended December 31, 2018 and 2017 was approximately $1.1 million and $1.2 million, respectively.  For each of the years ended December 31, 2018 and 2017, we recorded losses on the disposal of intangible assets of approximately $0.1 million.

Future estimated amortization expense for intangible assets that have remaining unamortized amounts as of December 31, 2018 is as follows (in thousands):

2019	$713
2020	520
2021	448
2022	406
2023	359
2024 and thereafter	1,456
Total	$3,902

7.  DEBT

Notes Payable

Notes payable at December 31, 2018 and 2017, consisted of the following (in thousands):

Description	2018	2017
Note payable to a related party	$836	$825
Secured note payable	2,400	-
Total notes payable	3,236	825
Less current maturities	2,437	294
Long-term note payable	$799	$531

Note Payable to a Related Party

The note payable to a related party represents an unsecured promissory note to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party (see Note 14) upon conversion of outstanding and unpaid legal fees of $0.8 million in February 2016.  The note had an interest rate of 8% per annum with an original balloon maturity of the outstanding principal balance due on December 31, 2017.  In January 2018, we amended the note, retroactive to December 31, 2017 to allow for interest only payments through March 2018 and principal and interest payments through March 31, 2020.  In August 2018, we further amended the note, retroactive to April 30, 2018 to defer principal and interest payments from May 1, 2018 through September 30, 2018.  We determined that the amendments to the note constitute modifications of the debt which are accounted for on a prospective basis.

The note, as modified, provided for payments of principal and interest of approximately $48,500 per month commencing October 31, 2018 through March 31, 2020.  Failure to comply with the payment terms of this note constitutes an event of default which, if uncured, will result in the entire unpaid principal balance of the note and any unpaid, accrued interest to become immediately due and payable.  In addition, the note provides for an increase in the interest rate to 12% per annum in the event of a default.

As of December 31, 2018, we were in default on the payment terms of the SKGF note.  In March 2019, we amended the note to provide for a waiver of past payment defaults, a decrease in the interest rate from 8% per annum to 4% per annum, an extension of the maturity date of the note from March 2020 to April 2022, and a modification of payment terms under the note (see Note 16).

Secured Note Payable

The secured note payable represents a non-interest bearing promissory note payable to Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (“Mintz”) in settlement of outstanding and unpaid legal fees and costs associated with our patent enforcement programs.  We paid Mintz an initial installment of $0.1 million upon execution of the note and the remaining balance is payable in monthly installments of $0.2 million commencing November 1, 2018 and continuing until the entire unpaid principal balance is paid.  We pledged as security for the note 25 United States (“U.S.”) patents and 6 correlating foreign patents that were simultaneously released by Brickell Key Investments LP (“Brickell”).  The Mintz note accelerates and becomes immediately due and payable in the case of standard events of default or in the event of a sale or other transfer of substantially all of our assets or a transfer of more than 50% of our capital stock in one or a series of transactions or through a merger or other similar transaction.  In an event of default, the Mintz note will accrue interest at a rate of 12% per annum on any outstanding balance until such time that the note is paid in full.  As of December 31, 2018, we were in default on the payment terms of the Mintz note.  The payment default was cured in January 2019.  On April 1, 2019, Mintz waived past and future payment defaults under the note through at least May 31, 2019, provided that no other event of default occurs.   Mintz also waived acceleration of unpaid principal and interest as well as an increase in the interest rate to the default rate of 12%.

At December 31, 2018, the aggregate maturities of our notes payable, after consideration of the effect of the March 2019 amendment of the SKGF note, are as follows (in thousands):

2019	$2,437
2020	90
2021	93
2022	616
Total	$3,236

The estimated fair value of our notes payable at December 31, 2018 is approximately $3.0 million based on a risk-adjusted discount rate.

Convertible Notes

In September 2018, we sold two tranches of five-year promissory notes for aggregate proceeds of approximately $1.3 million, including $0.4 million sold to related parties (see Note 14).   The notes are convertible, at the holders’ option, into shares of our common stock at fixed conversion prices.  We must repay, in cash, the principal balance of any outstanding, unconverted notes on the five-year anniversary of the issuance date.  Accordingly, we have recognized the convertible notes as debt in our consolidated financial statements.  The fixed conversion prices of the notes were below market value of our common stock on the closing date resulting in a beneficial conversion feature with a value of approximately $0.4 million.   The beneficial conversion feature is recorded as a discount on the convertible notes with a corresponding increase to additional paid in capital.

Convertible notes payable at December 31, 2018 consist of the following (in thousands):

Description	Fixed Conversion Rate	Effective Interest Rate	Maturity Date	2018
Convertible notes dated September 10, 2018	$0.40	8.3%	September 7, 2023	$800
Convertible notes dated September 19, 2018	$0.57	8.3%	September 19, 2023	425
Total principal balance				1,225
Less unamortized discount				388
				$837

The notes bear interest at a stated rate of 8% per annum.  Interest is payable quarterly and we may elect to pay interest in either cash, shares of our common stock, or a combination thereof, subject to certain equity conditions.  For the year ended December 31, 2018, we recognized interest expense of approximately $0.05 million, including approximately $0.02 related to amortization of the discount and $0.03 million related to the contractual interest which we elected to pay in shares of our common stock.   The unamortized discount on the convertible notes will be amortized over a remaining period of approximately 4.75 years.

At the holders’ option, the convertible notes outstanding at December 31, 2018 could be converted into an aggregate of approximately 2.7 million shares of our common stock based on the fixed conversion prices. For the year ended December 31, 2018, an aggregate of $0.1 million in outstanding principal was converted by the holders into 0.25 million shares of our common stock at a fixed conversion price of $0.40.

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

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation measured at estimated fair market value for the year ended December 31, 2018 and 2017, respectively (in thousands).

	2018	2017
Secured contingent payment obligation, beginning of year	$15,896	$14,185
Proceeds from contingent payment obligation	4,000	1,000
Repayment	-	-
Change in fair value	5,661	711
Secured contingent payment obligation, end of year	$25,557	$15,896

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to Brickell under a February 2016 funding agreement, as amended from time to time (the “CPIA”).  To date, we have received aggregate proceeds of $18 million, including $4.0 million and $1.0 million received in 2018 and 2017, respectively, in exchange for Brickell’s right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions.  To date, we have repaid an aggregate of $3.3 million under the CPIA from patent license and settlement proceeds.

In 2018, we received aggregate proceeds of $4.0 million from Brickell under the CPIA including proceeds of $2.5 million received in December 2018.   In connection with the additional proceeds received in December 2018, we issued Brickell a warrant to purchase up to 5.0 million shares of our common stock at an exercise price of $0.16 per share (see Note 11). As the estimated fair value of the payment obligation to Brickell resulting from this additional funding exceeded the $2.5 million in proceeds received, no value was assigned to the warrants.  The excess of fair value of over the proceeds received of approximately $0.8 million was included in the change in fair value of our contingent payment obligation in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2018.

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

Brickell holds a senior security interest in the majority of our assets until such time as the specified minimum return is paid, in which case, the security interest will be released except with respect to the patents and proceeds related to specific legal actions.  The security interest is enforceable by Brickell in the event that we are in default under the agreement which would occur if (i) we fail, after notice, to pay proceeds to Brickell, (ii) we become insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to us, (iii) our creditors commence actions against us (which are not subsequently discharged) that affect our material assets, (iv) we, without Brickell’s consent, incur indebtedness other than immaterial ordinary course indebtedness, or (v) there is an uncured non-compliance of our obligations or misrepresentations under the agreement.   As of December 31, 2018, we are in compliance with our obligations under this agreement.

In addition, in the event of a change in control of the Company, Brickell has the right to be paid its return as defined under the CPIA based on the transaction price for the change in control event.

We have elected to measure our secured contingent payment obligation at fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods (see Note 8).  The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the consolidated statements of comprehensive loss until the contingency is resolved.

8. FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities carried at fair value and measured on a recurring basis as of December 31, 2018 and 2017, segregated by classification within the fair value hierarchy (in thousands):

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018:
Liabilities:
Secured contingent payment obligation	$25,557	$-	$-	$25,557

December 31, 2017:
Assets:
Available-for-sale securities	$26	$26	$-	$-
Restricted cash equivalents	1,000	1,000	-	-
Liabilities:
Secured contingent payment obligation	15,896	-	-	15,896

For the years ended December 31, 2018 and 2017, respectively, we had no transfers of assets or liabilities between the levels of the hierarchy.  We determine the fair value of our available-for-sale securities and restricted cash equivalents using a market approach based on quoted prices in active markets (Level 1 inputs).

In 2016, we recognized a secured contingent payment obligation upon our receipt of proceeds from Brickell for funding of certain patent-related actions.  The fair value of the contingent payment obligation at December 31, 2018 and 2017 was estimated at $25.6 million and $15.9 million, respectively.  These values were calculated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  The contingent payment obligation does not have a fixed duration; however, our cash flow projections assume a duration through 2021.  The assumed cash outflows range from $0 to $46 million and the cash flow scenarios have probabilities of 0% to 35%.  We used a risk-adjusted discount rate of approximately 16.5%, based on a two year risk-free rate of approximately 2.5% as adjusted by 8% for credit risk and 6% for litigation inherent risk.  Changes in any of these Level 3 inputs could result in a higher or lower fair value measurement. For example, a decrease in the risk-adjusted discount rate from 16.5% to 8% would result in an increase in the fair value of approximately $4.6 million.   Refer to Note 7 for a reconciliation of our secured contingent payment obligation measured at estimated fair value for the years ended December 31, 2018 and 2017.

9. INCOME TAXES AND TAX STATUS

Our net losses before income taxes for the years ended December 31, 2018 and 2017 are from domestic operations as well as losses from our wholly-owned German subsidiary.  We elected to treat our German subsidiary as a disregarded entity for purposes of income taxes and accordingly, the losses from our German subsidiary has been included in our operating results.

No current or deferred tax provision or benefit was recorded in 2018 or 2017 as a result of current losses and fully deferred tax valuation allowances for all periods.  We have recorded a valuation allowance to state our deferred tax assets at their estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that includes a reduction to the U.S. federal corporate statutory tax rate to 21% effective in 2018.  The Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin 118 which provides guidance on accounting for the impact of the Tax Act and states that a reasonable estimate of the Tax Act’s effects on our deferred tax balances should be included in our consolidated financial statements.  As of December 31, 2017, our accounting for the income tax effects of the Tax Act was completed and there were no adjustments related to the Tax Act in our reporting period ended December 31, 2018.  The federal corporate tax rate reduction created a reduction to our deferred tax assets and liabilities with a corresponding reduction to our valuation allowance.

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% and 34% for the years ended December 31, 2018 and 2017, respectively are as follows (in thousands):

	2018	2017
Tax benefit at statutory rate	$(4,382)	$(6,548)
State tax benefit	(897)	(674)
Impact of the Tax Act	-	41,646
Increase (decrease) in valuation allowance	5,304	(34,346)
Research and development credit	(51)	(129)
Other	26	51
	$-	$-

Our deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of our assets and liabilities at December 31, 2018 and 2017 (in thousands):

	2018	2017
Gross deferred tax assets:
Net operating loss carry-forward	$84,192	$82,168
Research and development credit	7,879	8,051
Stock compensation	1,027	1,248
Patents and other	1,495	1,427
Contingent payment obligation	2,842	1,409
Inventories	249	-
Fixed assets	25	25
Accrued liabilities	146	49
Deferred rent and lease liabilities	46	20
Charitable contributions	5	7
Deferred revenue	-	5
Capital loss carry-forward	3	3
Warranty reserve	4	2
Bad debt expense	-	1
	97,913	94,415
Less valuation allowance	(97,816)	(94,415)
	97	-
Gross deferred tax liabilities:
Convertible debt	(97)	-
	(97)	-
Net deferred tax asset	$-	$-

Approximately $0.1 million, net of tax effect, of unrecognized tax benefit related to the beneficial conversion feature of convertible debt would be recorded as an adjustment to contributed capital rather than a decrease in earnings, if recognized.

At December 31, 2018, we had cumulative net operating loss (“NOL”) carry-forwards for income tax purposes of $336.4 million, of which $323.5 million is subject to expiration in varying amounts from 2019 to 2036.  At December 31, 2018, we also had research and development tax credit carryforwards of $7.9 million, which expire in varying amounts from 2019 through 2037.

Our ability to benefit from the tax credit carry-forwards could be limited under certain provisions of the Internal Revenue Code if there are ownership changes of more than 50%, as defined by Section 382 of the Internal Revenue Code of 1986 (“Section 382”).  Under Section 382, an ownership change may limit the amount of NOL, capital loss and R&D credit carry-forwards that can be used annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  We conduct a study annually of our ownership changes.  Based on the results of our studies, we have determined that we do not have any ownership changes on or prior to December 31, 2018 which would result in limitations of our NOL, capital loss or R&D credit carry-forwards under Section 382.

Uncertain Tax Positions

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We have identified our Federal and Florida tax returns as our only major jurisdictions, as defined.  The periods subject to examination for those returns are the 1998 through 2018 tax years.  The following table provides a reconciliation of our unrecognized tax benefits due to uncertain tax positions for the years ended December 31, 2018 and 2017, respectively (in thousands).

	2018	2017
Unrecognized tax benefits – beginning of year	$927	$1,370
Impact of the Tax Act	-	(443)
Unrecognized tax benefits – end of year	$927	$927

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate so long as we maintain a full valuation allowance.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits.  For the years ended December 31, 2018 and 2017, we did not incur any income tax-related interest income, expense or penalties.

10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The following table presents a summary of our facilities under non-cancelable lease agreements at December 31, 2018:

Description	Lease Start Date	Lease End Date	Renewal options remaining	Straight line monthly rental payment (in thousands)
Corporate office, Jacksonville, Florida	7/15/2018	7/31/2019	none	$31
Wireless design facility, Lake Mary, Florida	7/1/2017	11/30/2022	2 options to extend for 36 months each	$13
Warehouse and production facility, Jacksonville, Florida	7/1/2017	7/31/2020	none	$2

Deferred rent is amortized to rent expense over the respective lease terms. In addition to sales tax payable on base rental amounts, certain leases obligate us to pay pro-rated annual operating expenses for the properties.  Rent expense for our facilities for the years ended December 31, 2018 and 2017 was approximately $0.5 million and $0.6 million, respectively.

Contractual Obligations

Future minimum lease payments under all non-cancelable operating leases and capital leases that have initial terms in excess of one year as of December 31, 2018 were as follows (in thousands):

Contractual obligations:	2019	2020	2021 and thereafter	Total
Operating leases	$372	$191	$345	$908
Capital leases	$2	$1	$-	$3

Our contractual obligations as of December 31, 2018 for operating leases include approximately $0.7 million related to our Lake Mary, Florida facility.  We ceased use of this facility in 2018 and at December 31, 2018, we have recorded a lease liability of $0.2 million which reflects the estimated net present value of our Lake Mary lease obligation, net of estimated future sublease rental income.

Legal Proceedings

We are a party to a number of patent enforcement actions initiated by us against others for the infringement of our technologies, as well as counter claims and proceedings brought by others against us in an attempt to invalidate certain of our patent claims.   These patent-related proceedings are more fully described below.    We have several patent enforcement actions in Germany which has a “loser pay” system whereby the non-prevailing party is responsible for statutory attorney fees and costs.  If we determine it is probable that we will have an unfavorable outcome in any of our German cases, we record an estimate of expenses for the probable loss.  We received an unfavorable decision from Germany in October 2018, as more fully described below (see Qualcomm v. ParkerVision – Federal Patent Court in Germany).  As a result, for the year ended December 31, 2018, we have recorded an aggregate of $0.1 million in expenses for statutory fees and costs estimated in that case.  There is at least a reasonable possibility of an unfavorable outcome in any one or more of our legal proceedings that could result in expenses in the aggregate that could have a material unfavorable impact on our results of operations as more fully discussed below.

ParkerVision v. Qualcomm and HTC (Middle District of Florida)

We have a patent infringement complaint pending in the Middle District of Florida against Qualcomm and Qualcomm Atheros, Inc. (collectively “Qualcomm”), and HTC (HTC Corporation and HTC America, Inc.) (the “Qualcomm Action”) seeking unspecified damages and injunctive relief for infringement of certain of our patents.  Certain of the defendants have filed counterclaims against us for non-infringement and invalidity for all patents in the case.  A claim construction hearing was held in August 2015 but no ruling on claim construction has been issued by the court.  In February 2016, the court granted the parties’ joint motion to stay these proceedings until resolution of the proceedings at the International Trade Commission (“ITC”) as discussed below.  In May 2017, the stay of these proceedings was continued pending an appeal of certain Patent Trial and Appeal Board (“PTAB”) decisions with regard to our U.S. Patent 6,091,940 (“the ‘940 Patent”).  In September 2018, the Federal Circuit issued its decision in the appeal of the ‘940 Patent as discussed in Qualcomm v. ParkerVision – PTAB below.  Accordingly, in January 2019, the court lifted the stay.  A trial schedule has not yet been set for this case.

Qualcomm v. ParkerVision -PTAB

In August 2015, Qualcomm filed an aggregate of ten petitions for Inter Partes Review (“IPR”) with the PTAB seeking to invalidate certain claims related to three of the eleven patents originally asserted in our Qualcomm Action.  In March 2016, the PTAB issued decisions denying institution of trial for three of the petitions, all of which relate to our U.S. patent 7,039,372 (“the ‘372 Patent”).  The remaining petitions, all of which relate to the ‘940 Patent and U.S. patent 7,966,012 (“the ‘012 Patent”) were instituted for trial by the PTAB.  In May 2016, the PTAB granted our motion to disclaim the challenged claims of the ‘012

Patent and entered an adverse judgment against us with respect to those claims.  In March 2017, the PTAB issued its decisions on the six outstanding IPRs, all of which relate to the ‘940 Patent.  The PTAB ruled in our favor on three of the six petitions, ruled in Qualcomm’s favor on two of the six petitions and issued a split decision on the claims covered in the sixth petition.  As a result of the PTAB decisions, certain claims of the ‘940 Patent were found to be un-patentable and certain claims were found not to be un-patentable.  In May 2017, we filed a notice of appeal of these decisions with the United States Court of Appeals for the Federal Circuit (“CAFC”).  Qualcomm also appealed the decisions that were unfavorable to them.  On September 13, 2018, the CAFC upheld the PTAB ruling with regard to the ‘940 Patent.  As a result of the ruling, we prevailed with regard to the method claims of the ‘940 Patent and Qualcomm prevailed on the apparatus claims.  This matter is now closed although the patents at issue in this proceeding are the subject of the Qualcomm Action discussed above.

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

ParkerVision v. Apple and Qualcomm (Middle District of Florida)

In December 2015, we filed a patent infringement complaint in the Middle District of Florida against Apple, LG, Samsung and Qualcomm alleging infringement of four of our patents.  In February 2016, the district court proceedings were stayed pending resolution of the corresponding case filed at the ITC.  In July 2016, we entered into a patent license and settlement agreement with Samsung and, as a result, Samsung was dismissed from the district court action. In March 2017, we filed a motion to terminate the ITC proceedings and a corresponding motion to lift the stay in the district court case.  This motion was granted in May 2017.  In July 2017, we filed a motion to dismiss LG from the district court case (see ParkerVision v. LG below).  Also in July 2017, Qualcomm filed a motion to change venue to the southern district of California and Apple filed a motion to dismiss for improper venue.  In March 2018, the district court ruled against the Qualcomm and Apple motions.  The parties also filed a joint motion in March 2018 to eliminate three of the four patents in the case in order to expedite proceedings leaving our U.S. patent 9,118,528 as the only remaining patent in this case.   A claim construction hearing was held on August 31, 2018, and we are currently awaiting the court’s decision regarding claim language pertinent to this case.  We anticipate that a trial date will be scheduled for this proceeding following the court’s order regarding claim construction.

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

ParkerVision v. LG Electronics (Munich, Germany)

In June 2016, we filed a complaint in Munich District Court against LG Electronics Deutschland GmbH, a German subsidiary of LG Electronics, Inc. (“LGE”) seeking damages and injunctive relief for the alleged infringement of the German part of our European patent 1 206 831 (“the ‘831 Patent”). A hearing in this case was held in November 2016 at which time the court concluded that certain LGE products using Qualcomm RF circuitry infringe our patent.  The final decision in this case was stayed pending resolution of the corresponding nullity, or validity, action filed by Qualcomm in the German Federal Patent Court in Munich (see Qualcomm v. ParkerVision below).  In October 2018, we received an unfavorable decision in the nullity case for which we have filed an appeal.    The outcome of our appeal of the nullity action will determine the outcome of this action.  If our appeal is unsuccessful, we will be subject to a claim for reimbursement of statutory attorney’s fees and costs in this case.  We estimate a claim of approximately $0.06 million for which we have posted a bond.  The cost of the bond is included in “Prepaid expenses” in the accompanying consolidated balance sheets and will be charged to expense if a loss becomes probable.

ParkerVision v. Apple (Munich, Germany) - the Apple I case

In October 2016, we filed a complaint in Munich District Court against Apple, Inc., Apple Distribution International, and Apple Retail Germany B.V. & Co. KG (collectively “Apple”) seeking damages and injunctive relief for the alleged infringement of the ‘831 Patent (the “Apple I Case”).  In February 2017, we amended our complaint adding the infringement of a second German patent and alleging infringement by Apple devices that incorporate an Intel transceiver chip.  The Munich Regional Court bifurcated the new claims into a second case (see ParkerVision v. Apple - the Apple II case below).   A hearing was held in May 2017 in the Apple I Case.  In June 2017, the court deferred its ruling pending the decision from the German Federal Patent Court in the validity action filed by Qualcomm (see Qualcomm v. ParkerVision below).   In October 2018, we received an unfavorable decision in the nullity case for which we have filed an appeal.  We have not posted a bond to cover the potential statutory costs in this case.  In March 2019, the district court declared the complaint withdrawn, a decision we are able to appeal provided we post a bond for approximately $0.1 million by April 2019. If we fail to post a bond or our appeal of the nullity action is unsuccessful, we will be subject to a claim for reimbursement of statutory attorney’s fees and costs of approximately $0.1 million.  The accompanying consolidated financial statements do not include any accrual for a loss contingency in this case as the loss is not considered probable as of December 31, 2018.

Qualcomm v. ParkerVision -Federal Patent Court in Germany (as appealed to the German Supreme Court)

In August 2016, Qualcomm filed a validity action in Federal Patent Court in Germany against the ’831 Patent.  The outcome of this validity action impacts our German patent infringement cases against LGE and Apple as discussed above. On October 17, 2018, following an oral hearing, the court ruled that the ‘831 Patent was invalid.  Based on the October 2018 decision from the federal court, we have accrued a  contingent loss of $0.1 million for the estimated statutory fees and costs in this case.  In January 2019, we appealed this decision to the German Supreme Court.  Dates have not yet been established for the appeal.  If we ultimately do not prevail in this case, in addition to the contingent loss recorded at December 31, 2018, we will be subject to a claim for reimbursement of statutory attorney fees and costs for the appeal which we estimate to be approximately $0.1 million.  In addition, we may be subject to claims for reimbursement of statutory attorney fees and costs for the LG and Apple I cases that are stayed pending this validity decision.  We estimate these possible additional costs to be approximately $0.2 million, a portion of which is covered by a $0.06 million bond we have posted in the LG case.

ParkerVision v. Apple (Munich, Germany)-the Apple II case

The Apple II case seeks damages and injunctive relief for the alleged infringement of the German part of our European patent 1 135 853 (“the ‘853 Patent”).  A preliminary hearing was held in November 2017.  Subsequent to the hearing, the court requested that we supplement certain elements of the infringement claims against Apple devices.  In May 2018, we filed our supplemental briefs as requested by the court.  In October 2018, we also filed a supplemental expert report.  The court appointed an expert in this case and a hearing was held in March 2019 for purposes of providing expert testimony.  The court is expected to rule in April 2019.  We have posted a bond of approximately $0.14 million which is our estimated maximum exposure in this case. The cost of the bond is included in “Prepaid expenses” in the accompanying consolidated balance sheets as of December 31, 2018.

Intel v. ParkerVision (Federal Patent Court in Germany)

In August 2017, Intel filed a nullity action in German Federal Patent Court claiming invalidity of the ‘853 Patent that is the subject of the Apple II case.  If the ‘853 Patent is declared invalid, we may be subject to a claim for reimbursement of statutory attorney fees and costs in this case which we currently estimate will not exceed $0.1 million.  No dates have yet been set in this nullity action, and the accompanying consolidated financial statements do not include any accrual for a loss contingency in this case as a loss is not considered probable as of December 31, 2018.

11. STOCK AUTHORIZATION AND ISSUANCE

Preferred Stock

We have 15 million shares of preferred stock authorized for issuance at the direction of the board of directors (the “Board”).  On November 17, 2005, our Board designated 0.1 million shares of authorized preferred stock as the Series E Preferred Stock in conjunction with its adoption of a Shareholder Protection Rights Agreement.  As of December 31, 2018, we had no outstanding preferred stock.

Common Stock

We have 75 million shares of common stock authorized for issuance.   Our shareholders approved an amendment to our articles of incorporation in 2017 to increase the number of authorized shares of common stock from 20 million to 30 million shares.  In addition, on June 12, 2018, our shareholders approved an amendment to our articles of incorporation to increase the number of authorized shares of common stock from 30 million to 40 million shares and on October 30, 2018, our shareholders approved an amendment to our articles of incorporation to increase the number of our authorized shares of common stock from 40 million to 75 million shares.

As of December 31, 2018, we have 14.5 million shares reserved for issuance under outstanding warrants, options and unvested RSUs, 0.3 million shares reserved for future issuance under shareholder approved equity compensation plans, and 6.0 million shares reserved for the payment of interest and conversion of principal under outstanding convertible notes.

Stock Issuances

The following table presents a summary of completed equity offerings for the years ended December 31, 2018 and 2017 (in thousands, except for per share amounts):

Date	Transaction	# of Common Shares/ Units Sold	Average Price per Share/Unit	# of Warrants Issued (in 000’s)	Average Exercise Price per Warrant	Net Proceeds (1)
July 2018 and September 2018	Offerings under PIPE Agreement	-	-	10,000	$0.38	$1,901
March 2018	Director Stock Purchase	217	$0.83	-	-	$180
March - May 2018	Offerings under ATM	1,359	$0.87	-	-	$1,148
January - June 2018	Offerings under Equity Line Agreement	2,940	$0.70	-	-	$2,047
October - December 2017	Offerings under Equity Line Agreement	773	$1.29	-	-	$958
August - December 2017	Offerings under ATM	2,119	$1.50	-	-	$2,970
February 2017	Director Stock Purchase	81	$2.11	-	-	$170
January - March 2017	Offerings under ATM	4,072	$2.46	-	-	$9,581

(1)	After deduction of applicable underwriters’ discounts, placement agent fees, and other offering costs.

Private Placement with Aspire Capital

In July 2018, we entered into a securities purchase agreement (the “PIPE Agreement”) with Aspire Capital for the sale of up to $2.0 million of shares of our common stock (or pre-funded warrants) and warrants, in two tranches.  Upon the initial closing, we sold to Aspire Capital (i) a pre-funded warrant to purchase up to 2.5 million shares of our common stock with an exercise price of $0.01 per share (“Pre-Funded Warrant”) and (ii) a warrant to purchase up to 2.5 million shares of our common stock with an exercise price of $0.74 per share (a “Warrant”), for an aggregate purchase price of approximately $1.0 million.  In addition, pursuant to the PIPE Agreement, in September 2018, we sold to Aspire Capital (i) a second Pre-Funded Warrant to purchase up to 2.5 million shares of common stock exercise price of $0.01 per share and (ii) a second Warrant to purchase an additional 2.5 million shares of common stock at an exercise price of $0.74 per share, for an additional aggregate purchase price of approximately $1.0 million. The aggregate proceeds from the sale of Pre-Funded Warrants and Warrants to Aspire Capital are $1.9 million after deduction of legal fees and registration costs of approximately $0.05 million.  The Warrants and Pre-Funded Warrants expire five years after their respective issuance date and have substantially similar other terms, except (i) for exercise price and (ii) that the Warrants are exercisable on the date that is six months after issuance and the Pre-Funded Warrants are immediately exercisable after issuance.  The shares underlying the Pre-Funded Warrants and Warrants are registered under a registration statement that became effective in September 2018 (Registration No.333-226738).

At Market Issuance Sales Agreements

We filed a shelf registration statement on Form S-3 with the SEC in November 2016 (Registration No. 333-214598) for the offering of various securities, up to $15 million, over a period of up to three years.  On December 30, 2016, we entered into an At Market Issuance Sales Agreement (“ATM”) with FBR Capital Markets & Co. (“FBR”) for the sale of up to $10 million in shares of our common stock under the shelf registration statement (the “First ATM”).  From January through March 2017, we sold an aggregate of 4.1 million shares of our common stock at an average price of $2.46 per share under the First ATM for net proceeds of approximately $9.6 million, after deduction of approximately $0.4 million in FBR fees and commissions, legal fees and other offering costs.

On August 14, 2017, we entered into a new ATM agreement with FBR for the sale of up to approximately $4.4 million in shares of our common stock registered under the shelf registration statement (the “Second ATM”).  From August to December 2017, we completed the sale of approximately 2.1 million shares of our common stock at an average price of $1.50 under the Second ATM for net proceeds of approximately $3.0 million, after deduction of approximately $0.2 million in FBR fees and commissions, legal fees and other offering costs.  From March to May 2018, we completed the sale of approximately 1.4 million shares of our common stock at an average price of $0.87 per share under the Second ATM for aggregate net proceeds of approximately $1.1 million, after deduction of approximately $0.1 million in FBR fees and commissions.   We had no additional amounts available under the shelf registration statement as of December 31, 2018.

Equity Line Agreement

In October 2017, we entered into a common stock purchase agreement (the “Equity Line Agreement”) with Aspire Capital.  Under the Equity Line Agreement, Aspire Capital committed to purchase up to an aggregate of $20 million in shares of our common stock over the 30-month term of the Equity Line Agreement.   In consideration for entering into the Equity Line Agreement, we issued to Aspire Capital approximately 0.3 million shares of our common stock as a commitment fee.   We filed a registration statement to register the sale of up to 4 million shares of our common stock by Aspire Capital under the Equity Line Agreement. The registration statement was declared effective November 27, 2017 (File No. 333-221250).

Under the Equity Line Agreement, on any trading day selected by us, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital to purchase up to 0.15 million shares of our common stock, provided that the aggregate purchase amount for such shares does not exceed $0.5 million and subject to the maximum aggregate amount of $20 million.  The per share purchase price for each purchase notice is equal to the lesser of (i) the lowest sale price of our common stock on the purchase date; or (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

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

The number of shares that may be issued to Aspire Capital under the Equity Line Agreement was limited to that number of shares representing 19.99% of our pre-transaction shares outstanding (the “Exchange Cap”), unless shareholder approval was obtained or unless the average price for shares sold in excess of the Exchange Cap is equal or greater to $1.48 which represents the closing bid price of our common stock at the date we entered into the Equity Line Agreement.  In June 2018, our shareholders approved the issuance of shares to Aspire Capital under the Equity Line Agreement in excess of 19.99% of our pre-transaction shares outstanding.

In 2017, we sold an aggregate of 0.77 million shares of our common stock to Aspire Capital under the Equity Line Agreement for aggregate net proceeds of approximately $0.96 million after deduction of legal and other offering costs of approximately $0.04 million.  From January 2018 to June 2018, we sold an aggregate of 2.9 million shares of our common stock to Aspire Capital under the Equity Line Agreement for aggregate net proceeds of approximately $2.0 million.   As of December 31, 2018, we had no registered shares available under the Equity Line Agreement.   Upon registration of additional shares, and subject to the terms and conditions of the Equity Line Agreement, including a $0.50 per share minimum price, we have $16.9 million remaining under the Equity Line Agreement.

Director Stock Purchases

On March 26, 2018, three of our directors purchased an aggregate of 0.2 million shares of our common stock in an unregistered sale of equity securities at a purchase price of $0.83 per share.  In February 2017, one of our directors purchased 0.1 million shares of our common stock in an unregistered sale of equity securities at a purchase price of $2.11 per share.   Director purchases of our common stock were made at or above market price at the date of purchase (see Note 14).

Stock for Services

For the year ended December 31, 2017, we issued an aggregate of 0.3 million shares of unregistered common stock to two consultants in exchange for an aggregate of approximately $0.4 million in prepaid retainers for executive consulting and other advisory services.  We have no registration obligation with respect to these shares.

Common Stock Warrants

In December 2018, we issued a  warrant for the purchase of up to 5.0 million shares of our common stock at $0.16 per share to Brickell in connection with an amendment to the CPIA (see Note 7).  The CPIA is recorded as a liability at its estimated fair value.  At the transaction date, the estimated fair value of the liability to Brickell exceeded the net proceeds received from Brickell.  Accordingly, no value was assigned to the warrants issued in connection with the transaction.   The warrant is immediately exercisable, expires five years from the date of issuance and includes cashless exercise and registration rights.  The shares underlying the warrant have not yet been registered.

As of December 31, 2018, we had outstanding warrants for the purchase of up to 13.3 million shares of our common stock, including Pre-Funded Warrants for the purchase of up to 2.9 million shares of our common stock.  The estimated grant date fair value of these warrants of $1.8 million and $0.8 million at December 31, 2018 and 2017, respectively, is included in shareholders’ deficit in our consolidated balance sheets.  As of December 31, 2018, our outstanding warrants have an average exercise price of $0.39 per share and a weighted average remaining life of approximately five years.

For the year ended December 31, 2018, we issued approximately 2.0 million shares of our common stock upon cashless exercise of 2.1 million Pre-Funded Warrants.   In addition, a warrant for the purchase of 0.07 million shares with an exercise price of $3.25 per share expired unexercised in 2018.  There were no warrant exercises or expirations for the year ended December 31, 2017 and no cash received from warrant exercises for 2018 or 2017.

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

The Rights Agreement provided for the issuance, on November 29, 2005, as a dividend, rights to acquire fractional shares of Series E Preferred Stock.  We did not assign any value to the dividend as the value of these rights is not believed to be objectively determinable.  The principal objective of the Rights Agreement is to cause someone interested in acquiring us to negotiate with our Board rather than launch an unsolicited or hostile bid.  The Rights Agreement subjects a potential acquirer to substantial voting and economic dilution.  Each share of common stock issued by ParkerVision will include an attached right.

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

12. SHARE-BASED COMPENSATION

The following table presents share-based compensation expense included in our consolidated statements of comprehensive loss for the years ended December 31, 2018 and 2017, respectively (in thousands):

	2018	2017
Research and development expense	$169	$564
Selling, general, and administrative expense	831	1,600
Restructuring expense	50	-
Total share-based compensation expense	$1,050	$2,164

We did not capitalize any expense related to share-based payments.  As of December 31, 2018, there was $0.2 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted-average period of approximately one year.

Stock Incentive Plans

2011 Long-Term Incentive Equity Plan

We adopted a long-term incentive equity plan in September 2011 that, as amended in 2014, 2016 and 2017, provided for the grant of stock-based awards to employees, officers, directors and consultants, not to exceed 3.0 million shares of common stock (the “2011 Plan”).  The 2011 Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and other stock based awards.  Forfeited and expired options under the 2011 Plan become available for reissuance.  The plan provides that no participant may be granted awards in excess of 150,000 shares in any calendar year.  At December 31, 2018, 296,952 shares of common stock were available for future grants under the 2011 Plan.

2008 Equity Incentive Plan

We adopted an equity incentive plan in August 2008 (the “2008 Plan”).  The 2008 Plan provides for the grant of stock-based awards to employees (excluding named executives), directors and consultants, not to exceed 50,000 shares of common stock.  The 2008 Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and other stock based awards.  Forfeited and expired options under the 2008 Plan become available for reissuance.  The plan provides that no participant may be granted awards in excess of 5,000 shares in any calendar year.  At December 31, 2018, 19,673 shares of common stock were available for future grants under the 2008 Plan.

2000 Performance Equity Plan

We adopted a performance equity plan in July 2000 (the “2000 Plan”). The 2000 Plan provided for the grant of options and other stock awards to employees, directors and consultants, not to exceed 500,000 shares of common stock.  The 2000 Plan provided for benefits in the form of incentive and nonqualified stock options, stock appreciation rights, restricted stock awards, stock bonuses and various stock benefits or cash.  No additional awards may be granted under this plan.

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

RSAs and RSUs

The following table presents a summary of RSA and RSU activity under the 2000, 2008, and 2011 Plans (collectively, the “Stock Plans”) as of December 31, 2018 (shares in thousands):

	Non-vested Shares
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of year	521	$1.98
Granted	221	0.37
Vested	(629)	1.42
Forfeited	(99)	1.94
Non-vested at end of year	14	$1.98

The total fair value of RSAs and RSUs vested under the Stock Plans for the year ended December 31, 2018 is $0.3 million.

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

The following table presents a summary of option activity under the Stock Plans for the year ended December 31, 2018 (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value ($)
Outstanding at beginning of year	1,007	$10.82
Granted	507	0.60
Exercised	-	-
Forfeited	(42)	1.59
Expired	(244)	9.96
Outstanding at end of year	1,228	7.09	4.66	years	$-
Vested and expected to vest at end of year	849	$9.98	3.73	years	$-

The weighted average per share fair value of option shares granted during the years ended December 31, 2018 and 2017 was $0.46 and $1.52, respectively.  The total fair value of option shares vested was $0.5 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively.

The fair value of option grants under the Stock Plans for the years ended December 31, 2018 and 2017, respectively, was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2018	2017
Expected option term [1]	5 to 6 years	4 to 6 years
Expected volatility factor [2]	68.8% to 93.6%	98.0% to 100.8%
Risk-free interest rate [3]	2.6% to 3.0%	1.7% to 2.2%
Expected annual dividend yield	0%	0%

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

Options by Price Range

The options outstanding at December 31, 2018 under all plans have exercise price ranges, weighted average contractual lives, and weighted average exercise prices are as follows (weighted average lives in years and shares in thousands):

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding at December 31, 2018	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable at December 31, 2018	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
$0.60 - $1.23	502	$0.60	6.71	127	$0.61	6.65
$1.80 - $13.20	459	2.43	4.65	455	2.43	4.64
$13.80 - $22.60	28	14.05	2.48	28	14.05	2.48
$23.80 - $38.80	230	28.25	0.55	230	28.25	0.55
$45.10 - $45.10	9	45.10	1.96	9	45.10	1.96
	1,228	$7.09	4.66	849	$9.98	3.73

Upon exercise of options under all plans, we issue new shares of our common stock.   For shares issued upon exercise of equity awards granted under the Stock Plans, the shares of common stock are registered.  For shares issued upon exercise of non-plan awards, the shares are not registered unless they have been subsequently registered by us on a registration statement.  We had no option exercises for the years ended December 31, 2018 or 2017.

13.  RESTRUCTURING CHARGES

In August 2018, as a result of our limited capital resources, our Board approved plans to reduce our ongoing operating expenses, including a reduction in workforce of approximately 30 employees and closure of our engineering design facility in Lake Mary, Florida.  As a result of the cost reduction measures, we ceased any ongoing integrated circuit design activities and significantly reduced our sales and marketing expenditures with respect to our Milo products.  Expenses related to our restructuring are included in operating expenses in our consolidated statements of comprehensive loss under the heading “Restructuring charges.”

Restructuring charges for the year ended December 31, 2018 include the following (in thousands):

2018
One-time termination benefits	$135
Lease expense	163
Asset impairment charges	375
Other	17
$690

Termination Benefits

Accrued one-time termination benefits consist of the following (in thousands):

2018
Accrued termination benefits, beginning of period	$-
Termination benefits recognized	135
Termination benefits settled	(115)
Accrued termination benefits, end of period	$20

Lease Payable

In connection with the cease-use date of our Lake Mary, Florida facility, we recorded a lease payable for the estimated fair value of remaining lease rental payments, less estimated sublease rentals, net of deferred rent.  Our lease payable consists of the following (in thousands):

2018
Lease payable, beginning of period	$-
Present value of future minimum lease payments less estimated future sublease rentals, net of deferred rent of $62	182
Settlements	(48)
Change in estimate	43
Lease payable, end of period	177
Current portion of lease payable	86
Long-term portion of lease payable	$91

14.  RELATED PARTY TRANSACTIONS

We paid approximately $0.03 million and $0.03 million in 2018 and 2017, respectively, for patent-related legal services to SKGF, of which Robert Sterne, one of our directors since September 2006, is a partner.  In addition, we paid approximately $0.06 million and $0.07 million in 2018 and 2017, respectively for principal and interest on an unsecured note payable to SKGF (the “SGKF Note”).  The SKGF Note was issued in 2016, to convert outstanding unpaid fees to an unsecured promissory note.  The SKGF Note was amended in January 2018 and August 2018 to defer principal payments.  The SKGF Note allows for interest at 8% per annum and matures on March 31, 2020.   At December 31, 2018, the outstanding balance of the note, including accrued and unpaid interest is approximately $0.8 million (see Note 7).

On September 10, 2018, we sold an aggregate of $0.4 million in promissory notes, convertible into shares of our common stock at a fixed conversion price of $0.40 to related parties on the same terms as other convertible notes sold in the same transaction (see Note 7).   Jeffrey Parker, our chief executive officer and chairman of the Board, Paul Rosenbaum, one of our directors since December 2016, and incoming independent director, Lewis Titterton, each purchased a convertible note with a face value of $0.1 million.  In addition, Stacie Wilf, sister to Jeffrey Parker, purchased a convertible note with a face value of $0.1 million.

On March 26, 2018, three of our directors purchased an aggregate of 0.2 million shares of our common stock in an unregistered sale of equity securities at a purchase price of $0.83 per share, which represented the closing bid price of our common stock on the purchase date.    In February 2017, one of our directors, Mr. Paul Rosenbaum, purchased approximately 0.1 million shares of our common stock in an unregistered sale of equity securities at a purchase price of $2.11 per share (see Note 11).

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

16. SUBSEQUENT EVENTS

In February and March 2019, we sold an aggregate of $1.3 million in convertible notes to accredited investors.  The notes mature five years from the date of issuance and are convertible, at the holders’ option, into shares of our common stock at a fixed conversion price of $0.25 per share.   The notes bear interest at a stated rate of 8% per annum.  Interest is payable quarterly, and we may elect, subject to certain equity conditions, to pay interest in cash, shares of our common stock, or a combination thereof.

On March 29, 2019, we amended our promissory note payable to SKGF to provide for a decrease in the interest rate from 8% to 4% per year, an extension of the maturity date from March 2020 to April 2022, and a reduction in the monthly payment.  In connection with this amendment, SKGF also waived any prior payment defaults under the note.  As a result of this amendment, approximately $0.65 million of our obligation to SKGF was reclassified from current to long-term liabilities as of December 31, 2018.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 9, 2018, we dismissed PricewaterhouseCoopers LLP (“PWC”) as the Company’s independent registered public accounting firm.  The Audit Committee of our Board (the “Audit Committee”) participated in and approved the decision to change our independent registered public accounting firm.

PWC’s audit reports on our consolidated financial statements as of and for the years ended December 31, 2017 and 2016 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that PWC’s reports for the years ended December 31, 2017 and 2016 included an explanatory paragraph regarding our ability to continue as a going concern.

During the years ended December 31, 2017 and 2016, and through the subsequent interim period through April 9, 2018, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between us and PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to PWC’s satisfaction, would have caused PWC to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no “reportable events” within the meaning if Item 304(a)(1)(v) of Regulation S-K.

The Audit Committee appointed BDO USA, LLP (“BDO”) as our independent registered public accounting firm for our year ended December 31, 2018.  During the fiscal years ended December 31, 2017 and 2016, and through the subsequent interim period through April 9, 2018, neither we nor anyone acting on our behalf consulted with BDO regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report or oral advice was provided to us that BDO concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, “disclosure controls and procedures” are controls and other procedures that are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.  Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2018, our disclosure controls and procedures were effective.

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

Management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

In accordance with and satisfaction of the requirements of Form 8-K, we include the following disclosure:

On April 1, 2019, we issued a press release announcing our results of operations and financial condition for the year ended December 31, 2018.  The press release is attached hereto as Exhibit 99.1.

The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any disclosure document of the Registrant, except as shall be expressly set forth by specific reference in such document.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

Our Board is divided into three classes with only one class of directors typically being elected in each year and each class serving a three-year term.  In September 2018, our Board decreased its size from eight to five.  In connection with this decrease in size, Messrs. Papken der Torossian, William Hightower, John Metcalf, and Nam Suh resigned.  The resignation of these directors was not due to any disagreement with us on any matter relating to our operations, policies, practices, or otherwise.  The Board appointed Lewis H. Titterton to fill the vacancy resulting from the director resignations.  Our current directors, including their backgrounds and qualifications are as follows:

Name	Age	Position with the Company
Frank N. Newman	76	Class II Director
Jeffrey L. Parker	62	Class I Director, Chairman of the Board and Chief Executive Officer
Paul A. Rosenbaum	76	Class III Director, Audit Committee Member
Robert G. Sterne	67	Class III Director
Lewis H. Titterton	74	Class I Director, Audit Committee Chair

Frank N. Newman

Frank Newman has been a director of ours since December 2016.  Mr. Newman has served since 2011 as chairman of Promontory Financial Group China Ltd., an advisory group for financial institutions and corporations in China.  From 2005 to 2010, he served as chairman and chief executive officer of Shenzhen Development Bank, a national bank in China.  Prior to 2005, Mr. Newman served as chairman, president, and chief executive officer of Bankers Trust and chief financial officer of Bank of America and Wells Fargo Bank.  Mr. Newman served as Deputy Secretary of the U.S. Treasury from 1994 to 1995 and as Under Secretary of Domestic Finance from 1993 to 1994.  He has authored two books and several articles on economic matters, published in the U.S., mainland China, and Hong Kong.  Mr. Newman has served as a director for major public companies in the U.S., United Kingdom, and China, and as a member of the Board of Trustees of Carnegie Hall. He earned his BA, magna cum laude, in economics at Harvard.  Mr. Newman brings a substantial knowledge of international banking and business relationships to the Board.  His contacts, particularly in China, including Hong Kong, could prove valuable to our international strategies.  In addition, his financial background adds an important expertise to the Board with regard to financing future business opportunities.

Jeffrey L. Parker

Jeffrey Parker has been the Chairman of our Board and our Chief Executive Officer since our inception in August 1989 and was our president from April 1993 to June 1998. From March 1983 to August 1989, Mr. Parker served as executive vice president for Parker Electronics, Inc., a joint venture partner with Carrier Corporation performing research, development, manufacturing, and sales and marketing for the heating, ventilation and air conditioning industry. Mr. Parker is a named inventor on 31 U.S. patents. Among other qualifications, as Chief Executive Officer, Mr. Parker has relevant insight into our operations, our industry, and related risks as well as experience bringing disruptive technologies to market.

Paul A. Rosenbaum

Paul A. Rosenbaum has been a director of ours since December 2016 and a member of our Audit Committee since September 2018.  Mr. Rosenbaum has extensive experience as a director and executive officer for both public and private companies in a number of industries.  Since 1994, Mr. Rosenbaum has served as chief executive of SWR Corporation, a privately-held corporation that designs, sells, and markets specialty industrial chemicals.  Since 2009, Mr. Rosenbaum has been a member of the Providence St. Vincent Medical Foundation Council of Trustees, and previously served as president of the Council.  In addition, from September 2000 until June 2009, Mr. Rosenbaum served as chairman and chief executive officer of Rentrak Corporation (“Rentrak”), a Nasdaq publicly traded company that provides transactional media measurement and analytical services to the entertainment and media industry.   From June 2009 until July 2011, Mr. Rosenbaum served in a non-executive capacity as chairman of Rentrack.  From 2007 until 2016, Mr. Rosenbaum served on the Board of Commissioners for the Port of Portland, including as vice chairman from 2012 to 2016.  Mr. Rosenbaum was chief partner in the Rosenbaum Law Center from 1978 to 2000 and served in the Michigan Legislature from 1972 to 1978, during which time he chaired the Michigan House Judiciary Committee, was legal counsel to the Speaker of the House of the state of Michigan and wrote and sponsored the Michigan Administrative Procedures Act. Additionally, Mr. Rosenbaum served on the National Conference of Commissioners on Uniform State Laws, as vice chairman of the Criminal Justice and Consumer Affairs Committee of the National Conference of State Legislatures, and on a committee of the Michigan Supreme Court responsible for reviewing local court rules.  Among other qualifications, Mr. Rosenbaum has extensive experience as a director and executive officer of a publicly held corporation and has relevant insights into operations and our litigation strategies.

Robert G. Sterne

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

Lewis H. Titterton

Lewis Titterton was appointed by the Board in September 2018 as a result of a vacancy created by our Board restructuring.   Mr. Titterton has a background in technology with an emphasis in healthcare.  He is the current chairman of the board of NYMED, Inc., a diversified health services company, a position he has held since 1989.  Mr. Titterton also serves as the lead independent director for Anixa Biosciences, Inc., formerly ITUS Corporation, (“Anix”), a Nasdaq biotech company.  Mr. Titterton has served as a director of Anix since July 2017 and from August 2010 through August 2016, including as the chairman of the board from July 2012 through August 2016 and interim chief executive officer from August 2012 until September 2012.   Mr. Titterton founded MedE America, Inc. in 1986 and was chief executive officer of Management and Planning Services, Inc. from 1978 to 1986.   He holds a M.B.A. from the State University of New York at Albany, and a B.A. degree from Cornell University. Mr. Titterton has substantial experience with advising on the strategic development of technology companies and over forty years of experience in various aspects of the technology industry.

Former Directors

Papken der Torossian was a director of ours from June 2003 to September 2018.  Since 1997, Mr. der Torossian has served as the president and chief executive officer of Crest Enterprises, LLC, a privately-held consulting and investment company.  Mr. der Torossian has extensive experience as chairman and chief executive of a number of semiconductor and technology-based companies.  Mr. der Torossian was chief executive officer of Silicon Valley Group, Inc. (“SVGI”) from 1986 until 2001 when it was acquired by ASML.  Prior to his joining SVGI, from 1981 until 1986, he was president and chief executive officer of ECS Microsystems, a communications and personal computer company that was acquired by Ampex Corporation where he stayed on as a manager for a year. From 1976 to 1981, Mr. der Torossian was president of the Santa Cruz Division of Plantronics where he also served as vice president of the Telephone Products Group. Previous to that, he spent four years at Spectra-Physics, Inc. and 12 years with Hewlett-Packard in a variety of management positions.  From August 2007 until its acquisition in 2016, Mr. der Torossian has served as a director and a member of the compensation committee and nominating and governance committees of Atmel Corporation, a publicly traded company.

William Hightower was a director of ours from March 1999 until September 2018.  Mr. Hightower has extensive experience as an executive officer and operating officer for both public and private companies in a number of industries, including telecommunications. From September 2003 to his retirement in November 2004, Mr. Hightower served as our president. Mr. Hightower was the president and chief operating officer and a director of SVGI, from August 1997 until May 2001. SVGI was a publicly held company which designed and built semiconductor capital equipment tools for chip manufacturers. From January 1996 to August 1997, Mr. Hightower served as chairman and chief executive officer of CADNET Corporation, a developer of network software solutions for the architectural industry. From August 1989 to January 1996, Mr. Hightower was the president and chief executive officer of Telematics International, Inc.

John Metcalf was a director of ours from June 2004 to September 2018.  From November 2002 until his retirement in July 2010, Mr. Metcalf was a partner with Tatum LLC, the largest executive services and consulting firm in the U.S. Mr. Metcalf has 18 years’ experience as a chief financial officer.  From July 2006 to September 2007, Mr. Metcalf served as chief financial officer for Electro Scientific Industries, Inc., a provider of high-technology manufacturing equipment to the global electronics market. From June 2004 to July 2006, Mr. Metcalf served as chief financial officer for Siltronic AG.  From August 2011 to February 2013, Mr. Metcalf served on the board of directors and was chairman of the audit, compensation, and nominating committees of Trellis Earth Products, Inc, a privately held company.  From June 2007 until July 2011, Mr. Metcalf served on the board of directors and was chairman of the audit committee of EnergyConnect Group, Inc. (formerly Microfield Group, Inc.), a publicly traded company that was acquired by Johnson Controls, Inc. in July 2011.

Nam Suh was a director of ours from December 2003 to September 2018. Dr. Suh served as the president of Korea Advanced Institute of Science and Technology from July 2006 to February 2013.  He is a member of the board of trustees of King Abdullah University of Science and Technology of Saudi Arabia and a member of a number of advisory organizations, including the International Advisory Board of King Fahd University of Science and Technology and the Research Advisory Board of Arcelik of Istanbul, Turkey.  Dr. Suh is currently the Cross Professor Emeritus at the Massachusetts Institute of Technology (“MIT”) where he had been a member of the faculty since 1970.  At MIT, Dr. Suh held many positions including director of the MIT Laboratory for Manufacturing and Productivity, head of the department of Mechanical Engineering, director of the MIT Manufacturing Institute, and director of the Park Center for Complex Systems.  In 1984, Mr. Suh was appointed the assistant director for Engineering of the National Science Foundation by President Ronald Reagan and confirmed by the U.S. Senate.  From 2005 to 2009, Dr. Suh served on the board of directors of Integrated Device Technology, Inc., a Nasdaq -listed company that develops mixed signal semiconductor solutions, and, from 2004 to 2007, he served on the board of directors of Therma-Wave, Inc., a Nasdaq -listed company that manufactures process control metrology systems for use in semiconductor manufacturing. Dr. Suh has significant experience with technology innovation and the process of new product introduction, including an invention selected as one of the 10 Emerging Technologies of the world by the 2013 World Economic Forum of Davos and 50 most promising new inventions of 2010 by TIME magazine.  Dr. Suh is a widely published author of approximately 300 articles and ten books on topics related to tribology, manufacturing, plastics, design, and large systems.  Dr. Suh has approximately 100 patents, some of which relate to electric vehicles, polymers, tribology, and design. He has received many national and international honors and awards, including the NSF Distinguished Service Award, 2009 ASME Medal, and nine honorary doctorates from various universities on four continents.

Executive Officers

Our current executive officers are as follows:

Name	Age	Position with the Company
Jeffrey Parker	62	Chairman of the Board and Chief Executive Officer (“CEO”)
Cynthia Poehlman	52	Chief Financial Officer and Corporate Secretary (“CFO”)
David Sorrells	60	Chief Technical Officer and Director (“CTO”)
Gregory Rawlins	61	Chief Technical Officer – Heathrow (“CTO - Heathrow”)

The background for Mr. Jeffrey Parker is included above under the heading “Directors”.

Cynthia Poehlman

Cynthia Poehlman has been our chief financial officer since June 2004 and our corporate secretary since August 2007. From March 1994 to June 2004, Ms. Poehlman was our controller and our chief accounting officer. Ms. Poehlman has been a certified public accountant in the state of Florida since 1989.

David Sorrells

David Sorrells has been our chief technical officer since September 1996 and served as our engineering manager from June 1990 to September 1996.   He also served as a director of ours from January 1997 to June 2018.  Mr. Sorrells is one of the leading inventors of our core technologies. He holds 190 U.S. patents and a number of corresponding foreign patents.

Gregory Rawlins

Gregory Rawlins has been the chief technical officer for our Heathrow (Lake Mary) location since July 2017.  Prior to July 2017, Dr. Rawlins served as our chief staff scientist since 2000 when we acquired Signal Technologies, Inc., a wireless and integrated circuit design engineering company that he founded in 1987 and where he served as chief executive officer.  Dr. Rawlins has received several IEEE awards including Engineer of the Year in 1987, Entrepreneur of the Year in 1995, and Lifetime Achievement Award in Engineering in 2011.  Dr. Rawlins is a named inventor on a number of our core patents.

Former Executive Officers

Prior to our restructuring in August 2018, Mr. John Stuckey served as our Chief Marketing Officer (“CMO”) from July 2017 to August 2018 and our vice president of corporate strategy and business development from July 2004 to July 2017. Prior to July 2004, Mr. Stuckey spent five years at Thomson,

Inc. where he most recently served as director of business development.

Family Relationships

There are no family relationships among our officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Officers, directors and ten percent shareholders are charged by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms received by us and written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during the fiscal year ended December 31, 2018 our executive officers, directors and ten percent shareholders filed all reports required by Section 16(a) of the Exchange Act on a timely basis, except for (i) Form 4 reports filed by Mr. Jeffrey Parker and Mr. Gregory Rawlins on June 8, 2018 which reported the May 31, 2018 vesting of previously granted RSUs; and (ii) Form 4 reports filed by Mr. David Sorrells and Mr. Gregory Rawlins on November 30, 2018 which reported the grant and vesting of RSUs awarded on November 16, 2018 in lieu of salary.

Code of Ethics

The Board has adopted a code of ethics applicable to all of our directors, officers and employees, including our chief executive officer and our chief financial and accounting officer, that is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in reports that we file or submit to the SEC and in our other public communications, compliance with applicable government laws, rules and regulations, prompt internal reporting of violations of the code to an appropriate person designated in the code and accountability for adherence to the code.  A copy of the code of ethics may be found on our website at www.parkervision.com.

Shareholder Nominations

There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

Audit Committee and Financial Expert

Prior to the resizing of our Board in September 2018, we had an audit committee that was comprised of three independent directors as determined in accordance with Nasdaq and our Board had determined that Mr. John Metcalf was an audit committee financial expert within the meaning of the rules and regulations of the SEC and was independent as determined in accordance with current Nasdaq listing standards for audit committee members.  Prior to September 2018, the members of the audit committee were Messrs. Hightower, Metcalf, and der Torossian and Mr. Metcalf served as chairman of the audit committee.

Subsequent to our Board resizing in September 2018 and our delisting from Nasdaq in August 2018, we maintain an audit committee comprised of two independent directors.  Messrs. Lewis Titterton and Paul Rosenbaum serve as the members of our audit committee with Mr. Titterton serving as audit committee chairman.  Our audit committee is governed by a Board-approved charter which, among other things, establishes the audit committee’s membership requirements and its powers and responsibilities.  Our Board has determined that Messrs. Titterton and Rosenbaum are both audit committee financial experts within the meaning of the rules and regulations of the SEC.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table summarizes the total compensation of each of our “named executive officers” as defined in Item 402(m) of Regulation S-K (the “Executives”) for the fiscal years ended December 31, 2018 and 2017. Given the complexity of disclosure requirements concerning executive compensation, and in particular with respect to the standards of financial accounting and reporting related to equity compensation, there is a difference between the compensation that is reported in this table versus that which is actually paid to and received by the Executives. The amounts in the Summary Compensation Table that reflect the full grant date fair value of an equity award, do not necessarily correspond to the actual value that has been realized or will be realized in the future with respect to these awards.

(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other ($)		Total ($)
Jeffrey Parker, CEO	2018	$297,500		$-	$-	$-	$24,000	[5]	$321,500
	2017	325,000		-	198,000	31,012	24,000	[5]	578,012
Cynthia Poehlman, CFO	2018	205,962		-	-	-	-		205,962
	2017	225,000		-	99,000	31,012	750	[6]	355,762
David Sorrells, CTO	2018	252,303	[2]	2,149	-	-	-		254,452
	2017	275,625		1,003	-	31,012	2,535	[6]	310,175
John Stuckey, CMO [3]	2018	175,696		-	-	-	7,692	[3]	183,388
	2017	250,000		-	99,000	31,012	1,263	[6]	381,275
Gregory Rawlins, CTO Heathrow	2018	228,846	[4]	-	-	-	-		228,846
	2017	250,000		-	99,000	27,604	-		376,604

1    The amounts represented in columns (e) and (f) represents the full grant date fair value of equity awards in accordance with ASC 718.  Refer to Note 12 to the consolidated financial statements for the year ended December 31, 2018 included in Item 8 for the assumptions made in the valuation of equity awards.

2   Includes $8,481 which represents the grant-date fair value of restricted stock received by the executive in lieu of salary.

3   Mr. Stuckey’s employment was terminated in August 2018.  The amount reported in column (g) represents amounts paid in connection with termination of executive’s employment, including $7,215 which represents the grant-date fair value of restricted stock received by the executive in lieu of cash.

4   Includes $7,692 which represents the grant-date fair value of restricted stock received by the executive in lieu of salary.

5   Represents an automobile allowance in the amount of $24,000.

6   Represents the dollar value of premiums paid by us for life insurance for the benefit of the executive.

In August 2018, each of our Executives agreed to a 20% reduction in base salary in connection with our planned restructuring.  In addition, in 2018, we elected not to renew term life insurance policies previously provided on behalf of certain of our Executives.  The Executives were provided the option to assume premium payments and ownership of those policies.

We do not have employment agreements with any of our Executives.  We have non-compete arrangements in place with all of our employees, including our Executives, that impose post-termination restrictions on (i) employment or consultation  with competing companies or customers, (ii) recruiting or hiring employees for a competing company, and (iii) soliciting or accepting business from our customers.  We also have a tax-qualified defined contribution 401(k) plan for all of our employees, including our Executives.  We did not make any employer contributions to the 401(k) plan in 2018 or 2017.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information concerning the outstanding equity awards, including unexercised options, unvested stock and equity incentive awards, as of December 31, 2018 for each of our Executives:

	Option Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date
Name	(a)	(b)	(c)	(d)
Jeffrey Parker	60,000	-	28.30	7/16/2019
	20,000	-	1.98	8/15/2024
Cynthia Poehlman	12,500	-	28.30	7/16/2019
	20,000	-	1.98	8/15/2024
David Sorrells	30,000	-	28.30	7/16/2019
	20,000	-	1.98	8/15/2024
John Stuckey	20,000	-	1.98	8/22/2019
Gregory Rawlins	12,500	-	28.30	7/16/2019
	20,000	-	1.98	8/15/2024

Director Compensation

Following our Board restructuring in September 2018, the Board eliminated all cash fees for Board and committee service.   Prior to our restructuring, our standard non-employee director compensation program provided for cash retainers for service on the Board and Board committees.   Committee fees were structured in such a way as to provide distinction between compensation for committee members and chairpersons and between the responsibilities of the various committees.   Each non-employee director was entitled to an annual cash retainer of $37,500.  In addition, non-employee directors who served on the audit committee received an annual cash retainer of $7,500 ($15,000 for the committee chair).  Non-employee directors who served on the compensation committee received an annual cash retainer of $5,000 ($10,000 for the committee chair).  Non-employee directors who served on the nominating and corporate governance committee received an annual cash retainer of $2,500 ($5,000 for the committee chair).

Two of our directors, Messrs. Newman and Rosenbaum, who were appointed in December 2016 waived all cash fees for director and committee service through December 2018 and each received 50,000 share options and 50,000 RSUs.  Twenty percent of the equity awards vested upon grant and the remaining portion of the awards vested in eight equal quarterly increments through December 2018.

Our standard director compensation program generally includes annual equity-based compensation to our non-employee directors in the form of RSUs, nonqualified stock options, or a combination thereof.    Upon completion of the Board restructuring in September 2018, each of the non-employee directors received 125,000 nonqualified share options at an exercise price of $0.60 per share.  The options vest in four equal increments over a one year period.   Director equity compensation awards are forfeited if the director resigns or is removed from the Board for cause prior to the vesting date.

We reimburse our non-employee directors for their reasonable expenses incurred in attending meetings and we encourage participation in relevant educational programs for which we reimburse all or a portion of the costs incurred for these purposes.

Directors who are also our employees are not compensated for serving on our Board.

The following table summarizes the compensation of our current and former non-employee directors for the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($) 1	Stock Awards($)	Option Awards($) 2	Total ($)
(a)	(b)	(c)	(d)	(e)
Frank Newman [3]	-	-	57,621	57,621
Paul Rosenbaum [3]	-	-	57,621	57,621
Robert Sterne [4]	26,667	-	57,621	84,288
Lewis Titterton [5]	-	-	57,621	57,621
Papken der Torossian [6]	36,667	-	-	36,667
William Hightower [6]	33,333	-	-	33,333
John Metcalf [7]	38,333	-	-	38,333
Nam Suh [7]	30,000	-	-	30,000

1   Amount represents fees earned, but unpaid for 2018 annual Board and committee retainers.

2   The amounts represented in column (d) represent the full grant date fair value of share-based awards in accordance with ASC 718.  Refer to Note 12 of the financial statements included in Item 8 for the assumptions made in the valuation of stock awards.

3   At December 31, 2018, Messrs. Newman and Rosenbaum each have an aggregate of 175,000 nonqualified stock options outstanding, of which 81,250 are exercisable.

4   At December 31, 2018, Mr. Sterne has 247,546 nonqualified stock options outstanding, of which 153,796 are exercisable.

5   At December 31, 2018, Mr. Titterton has 125,000 nonqualified stock options outstanding, of which 31,250 are exercisable.

6   At December 31, 2018, Mssrs. der Torossian, and Hightower each has 25,811 nonqualified stock options outstanding and exercisable.

7   At December 31, 2018, Messrs. Metcalf and Suh each has 74,178 nonqualified stock options outstanding and exercisable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table gives information as of December 31, 2018 about shares of our common stock authorized for issuance under all of our equity compensation plans (in thousands, except for per share amounts):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(c)
Equity compensation plans approved by security holders (1)	1,228	$7.09	317
Equity compensation plans not approved by security holders	-	-	-
Total	1,228		317

1   Includes the 2000 Plan, the 2008 Plan and the 2011 Plan.  The types of awards that may be issued under each of these plans is discussed more fully in Note 12 to our consolidated financial statements included in Item 8.

Security Ownership of Certain Beneficial Holders

The following table sets forth certain information as of March 29, 2019 with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group (based upon information furnished by those persons).

As of March 29, 2019, 30,637,591 shares of our common stock were issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class[1]
EXECUTIVE OFFICERS AND DIRECTORS
Jeffrey Parker [10]	607,270	[2]	2.0%
Cynthia Poehlman [10]	82,693	[3]	*
Gregory Rawlins [10]	100,197	[3]	*
David Sorrells [10]	129,291	[4]	*
Frank Newman [10]	165,000	[5]	*
Paul Rosenbaum [10]	815,838	[6]	2.6%
Robert Sterne [10]	233,311	[7]	*
Lewis Titterton [10]	1,180,343	[8]	3.8%
All directors, director nominees and executive officers as a group (8 persons)	3,313,943	[9]	10.4%

* Less than 1%

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

2   Includes 80,000 shares of common stock issuable upon currently exercisable options, 483,324 shares held by Mr. Parker directly, 117,259 shares held by Jeffrey Parker and Deborah Parker Joint Tenants in Common, over which Mr. Parker has shared voting and dispositive power, and 6,687 shares owned of record by Mr. Parker’s child over which he disclaims ownership.

3   Includes 32,500 shares of common stock issuable upon currently exercisable options.

4   Includes 50,000 shares of common stock issuable upon currently exercisable options.

5   Includes 112,500 shares of common stock issuable upon currently exercisable options and excludes 62,500 shares of common stock issuable upon options that may become exercisable in the future.

6   Includes 112,500 shares of common stock issuable upon currently exercisable options and 250,000 shares of common stock issuable upon conversion of convertible notes and excludes 62,500 shares of common stock issuable upon options that may become exercisable in the future.

7   Includes 185,046 shares of common stock issuable upon currently exercisable options and excludes 62,500 shares of common stock issuable upon options that may become exercisable in the future.

8   Includes 62,500 shares of common stock issuable upon currently exercisable options and 250,000 shares of common stock issuable upon conversion of convertible notes and excludes 62,500 shares of common stock issuable upon options that may become exercisable in the future.

9   Includes 667,546 shares of common stock issuable upon currently exercisable options and 500,000 shares of common stock issuable upon conversion of convertible notes held by directors and officers and excludes 250,000 shares of common stock issuable upon options that may become exercisable in the future (see notes 2, 3, 4, 5, 6, 7, and 8 above).

10 The person’s address is 7915 Baymeadows Way, Suite 400, Jacksonville, Florida 32256.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

We paid approximately $30,000 and $30,000 in 2018 and 2017, respectively for patent-related legal services to SKGF, of which Robert Sterne, is a partner.  In addition, we paid approximately $59,000 and $66,000 in 2018 and 2017, respectively for principal and interest on an unsecured note payable to SKGF (the “SKGF Note”).  The SKGF Note was issued in 2016 to convert outstanding unpaid legal fees to an unsecured promissory note.  The SKGF Note was amended in January 2018 and August 2018 to defer principal payments.  The SKGF Note allows for interest at 8% per annum and matures March 31, 2020.   At December 31, 2018, the outstanding balance of the note, including unpaid interest is $836,000.

On September 10, 2018, we sold an aggregate of $400,000 in promissory notes, convertible into shares of our common stock at a fixed conversion price of $0.40 to related parties on the same terms as other convertible notes sold in the same transaction.   Jeffrey Parker, our chief executive officer and chairman of the Board, Paul Rosenbaum, one of our directors since December 2016, and incoming independent director, Lewis Titterton, each purchased a convertible note with a face value of $100,000.  In addition, Stacie Wilf, sister to Jeffrey Parker, purchased a convertible note with a face value of $100,000.

On March 26, 2018 three of our directors purchased an aggregate of 200,000 shares of our common stock in an unregistered sale of equity securities at a purchase price of $0.83 per share, which represented the closing bid price of our common stock on the purchase date.  In February 2017, one of our directors, Mr. Paul Rosenbaum, purchased 80,510 shares of our common stock in an unregistered sale of equity securities at a purchase price of $2.11 per share, which represented the closing bid price of our common stock on the purchase date.

Director Independence

We follow the rules of Nasdaq in determining if a director is independent.  The Board also consults with our counsel to ensure that the Board’s determination is consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors.  Prior to our restructuring, the Board affirmatively determined that Messrs. der Torossian, Hightower, Metcalf, Newman, Rosenbaum, Sterne and Suh were independent directors.  After our restructuring, the Board has affirmatively determined that Messrs.  Newman, Rosenbaum, Sterne and Titterton are independent directors.

Item 14.  Principal Accountant Fees and Services.

The firm of BDO USA, LLP acts as our principal accountants. Prior to April 2018, the firm of PricewaterhouseCoopers LLP acted as our principal accountants (“Prior Accountants”).  The following is a summary of fees paid to the principal accountants and Prior Accountants for services rendered.

Audit Fees.  For the year ended December 31, 2018, the aggregate fees billed by our principal accountants for professional services rendered for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $316,700.  In addition, for the years ended December 31, 2018 and 2017, the aggregate fees billed by our Prior Accountants for professional services rendered in connection with the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $50,000 and $545,000, respectively.

Audit Related Fees.  For the years ended December 31, 2018 and 2017, there were no fees billed for professional services by our principal accountants or Prior Accountants for assurance and related services.

Tax Fees.  For the year ended December 31, 2018, there were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice or tax planning.  For the year ended December 31, 2017, the aggregate fees billed by our Prior Accountants for professional services for tax compliance, tax advice or planning were approximately $4,975.

All Other Fees.  For the year ended December 31, 2018, there were no fees billed for other professional services by our principal accountants. For the year ended December 31, 2017, fees billed by our Prior Accountants for an accounting software license were $900.

All the services discussed above were approved by our audit committee. The audit committee pre-approves the services to be provided by our principal accountants, including the scope of the annual audit and non-audit services to be performed by the principal accountants and the principal accountants’ audit and non-audit fees.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report:

(1) Financial statements:

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2018 and 2017

Consolidated Statements of Shareholders’ Deficit for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements for the years ended December 31, 2018 and 2017

(2) Financial statement schedules:

Not applicable.

(3) Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed March 29, 2016)
3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 14, 2007)
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 18, 2016)
3.4	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed July 13, 2017)
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.5 of Form S-1 filed August 9, 2018)
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K dated October 30, 2018)

3.7

Certificate of Designations of the Preferences, Limitations and Relative Rights of Series E Preferred Stock, dated November 21, 2005 (incorporated by reference from Exhibit 4.02 of Current Report on Form 8-K filed November 22, 2005)

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

10.1	2000 Performance Equity Plan (incorporated by reference from Exhibit 10.11 of Registration Statement No. 333-43452) **
10.2	Form of 2002 Indemnification Agreement for Directors and Officers (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended September 30, 2002) **
10.3	Standard Form of Employee Option Agreement (incorporated by reference from Exhibit 4.11 of Annual Report on Form 10-K for the year ended December 31, 2006) **
10.4	2008 Equity Incentive Plan (Non-Named Executives), as amended (incorporated by reference from Exhibit 4.1 of Form S-8 dated October 24, 2008) **
10.5	2011 Long-Term Incentive Equity Plan, as amended and restated (incorporated by reference from Exhibit 10.1 of Form 8-K dated July 13, 2017)**
10.6	Claims Proceeds Investment Agreement between Registrant and Brickell Key Investments LP (incorporated by reference from Exhibit 10.2 of Quarterly Report on Form 10-Q filed May 16, 2016)
10.7	Warrant Agreement between Registrant and Brickell Key Investments LP (incorporated by reference from Exhibit 10.3 of Quarterly Report on Form 10-Q filed May 16, 2016)
10.8

Amendment to Claims Proceeds Investment Agreement between Registrant and Brickell Key Investments LP (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q filed August 15, 2016)

10.9	Warrant Agreement between Registrant and Brickell Key Investments LP dated May 26, 2016 (incorporated by reference from Exhibit 10.2 of Quarterly Report on Form 10-Q filed August 15, 2016)

10.10

Amendment to Claims Proceeds Investment Agreement between Registrant and Brickell Key Investments LP dated December 28, 2017 (incorporated by reference from Exhibit 10.11 of Annual Report on Form 10-K filed March 29, 2018)

10.11

Amendment to Claims Proceeds Investment Agreement between Registrant and Brickell Key Investments LP dated April 26, 2018 (incorporated by reference from Exhibit 10.21 of Registration Statement on Form S-1 filed August 9, 2018)

10.12

Notice of Exercise of Rights Under Claims Proceeds Investment Agreement between Registrant and Brickell Key Investments LP dated December 20, 2018 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K/A filed December 28, 2018)

10.13	Warrant Agreement between Registrant and Brickell Key Investments LP (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed December 21, 2018)
10.14

Settlement and Patent License Agreement between Registrant and Samsung Electronics Co., Ltd. dated July 15, 2016 (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q filed November 14, 2016)

10.15

At Market Issuance Sales Agreement between Registrant and FBR Capital Markets & Co., dated December 30, 2016 (incorporated by reference from Exhibit 1.01 of Current Report on Form 8-K filed December 30, 2016)

10.16

At Market Issuance Sales Agreement between Registrant and FBR Capital Markets & Co., dated August 14, 2017 (incorporated by reference from Exhibit 1.01 of Current Report on Form 8-K filed August 14, 2017)

10.17	Subscription Agreement between Registrant and a director dated February 21, 2017 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed February 27, 2017)
10.18

Common Stock Purchase Agreement, dated October 17, 2017, between Registrant and Aspire Capital Fund, LLC. (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed October 18, 2017)

10.21

Registration Rights Agreement, dated October 17, 2017, between Registrant and Aspire Capital Fund, LLC. (incorporated by reference from Exhibit 4.1 of Current Report on Form 8-K filed October 18, 2017)

10.22	Form of Subscription Agreement between Registrant and directors dated March 26, 2018 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed March 27, 2018)
10.23	List of Directors for Subscription Agreement dated March 26, 2018 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed March 27, 2018)
10.24	Securities Purchase Agreement between Registrant and Aspire Capital Fund LLC dated July 26, 2018 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed July 30, 2018)
10.25	Form of Warrant Agreement between Registrant and Aspire Capital Fund LLC (incorporated by reference from Exhibit 4.1 of Current Report on Form 8-K filed July 30, 2018)

10.26

Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated September 10, 2018 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed September 11, 2018)

10.27	Form of Convertible Promissory Note dated September 10, 2018 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed September 11, 2018)
10.28

Registration Rights Agreement between Registrant and Holders of Convertible Notes dated September 10, 2018 (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed September 11, 2018)

10.29	List of Holders of Convertible Notes dated September 10, 2018 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed September 11, 2018)
10.30	Patent Security Agreement Between Registrant and Mintz Levin Cohn Ferris Glovsky and Popeo, P.C. (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed September 14, 2018)
10.31	Secured Promissory Note Between Registrant and Mintz Levin Cohn Ferris Glovsky and Popeo, P.C. (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed September 19, 2018)
10.32

Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated September 18, 2018 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed September 18, 2018)

10.33	Form of Convertible Promissory Note dated September 18, 2018 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed September 19, 2018)
10.34

Registration Rights Agreement between Registrant and Holders of Convertible Notes dated September 18, 2018 (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed September 19, 2018)

21.1	Schedule of Subsidiaries (incorporated by reference from Exhibit 21.1 of Annual Report on Form 10-K filed March 28, 2018)
23.1	Consent of BDO USA LLP*
23.2	Consent of PricewaterhouseCoopers LLP*
31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker*
31.2	Rule 13a-14 and 15d-14 Certification of Cynthia L. Poehlman*
32.1	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. Poehlman*
99.1	Earnings Press Release*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*   Filed herewith

** Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2019
PARKERVISION, INC.
By: /s/ Jeffrey L. Parker
Jeffrey L. Parker
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Jeffrey L. Parker	Chief Executive Officer and	April 1, 2019
Jeffrey L. Parker	Chairman of the Board (Principal
Executive Officer)

By: /s/ Cynthia L. Poehlman	Chief Financial Officer (Principal	April 1, 2019
Cynthia L. Poehlman	Financial Officer and Principal
Accounting Officer) and Corporate Secretary

By: /s/ Frank N. Newman	Director	April 1, 2019
Frank N. Newman

By: /s/ Paul A. Rosenbaum	Director	April 1, 2019
Paul A. Rosenbaum

By: /s/ Robert G. Sterne	Director	April 1, 2019
Robert G. Sterne

By: /s/ Lewis H. Titterton	Director	April 1, 2019
Lewis H. Titterton

EXHIBIT INDEX

23.1	Consent of BDO USA LLP
23.2	Consent of PricewaterhouseCoopers LLP
31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker
31.2	Rule 13a-14 and 15d-14 Certification of Cynthia L. Poehlman
32.1	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. Poehlman
99.1	Earnings Press Release

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Definition Extension Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase