Form 10-Q
period 2019-03-31
PARKERVISION INC
filed 2019-05-15
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to____________

Commission file number 000-22904

PARKERVISION, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2971472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

7915 Baymeadows Way, Suite 400

Jacksonville, Florida 32256

(Address of principal executive offices)

(904) 732-6100

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	PRKR	OTCQB
Common Stock Rights		OTCQB

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 10, 2019,  30,637,591 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	March 31,	December 31,
	2019	2018
CURRENT ASSETS:
Cash and cash equivalents	$375	$1,527
Accounts receivable, net	2	2
Finished goods inventories, net	84	98
Prepaid expenses	526	538
Other current assets	10	55
Held for sale assets	56	65
Total current assets	1,053	2,285

Property and equipment, net	115	129
Operating lease right-of-use assets	465	-
Intangible assets, net	3,725	3,902
Other assets, net	16	15
Total assets	$5,374	$6,331

CURRENT LIABILITIES:
Accounts payable	$965	$655
Accrued expenses:
Salaries and wages	83	122
Professional fees	531	493
Statutory court costs	230	115
Other accrued expenses	534	448
Related party note payable, current portion	77	37
Notes payable, current portion	1,600	2,400
Operating lease liabilities, current portion	256	86
Total current liabilities	4,276	4,356

LONG-TERM LIABILITIES:
Secured contingent payment obligation	25,099	25,557
Convertible notes, net	2,093	837
Related party note payable, net of current portion	776	799
Operating lease liabilities, net of current portion	410	91
Other long term liabilities	-	1
Total long-term liabilities	28,378	27,285
Total liabilities	32,654	31,641

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $.01 par value, 75,000 shares authorized, 30,638 and 28,677 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	306	287
Warrants outstanding	1,453	1,810
Additional paid-in capital	365,385	364,885
Accumulated deficit	(394,424)	(392,292)
Total shareholders' deficit	(27,280)	(25,310)
Total liabilities and shareholders' deficit	$5,374	$6,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Product revenue	$10	$77
Cost of sales	(10)	(53)
Gross margin	-	24

Research and development expenses	334	874
Selling, general and administrative expenses	2,156	2,977
Total operating expenses	2,490	3,851

Interest and other income	-	2
Interest expense	(62)	(16)
Change in fair value of secured contingent payment obligation	458	(449)
Total interest and other	396	(463)

Net loss	(2,094)	(4,290)

Other comprehensive loss, net of tax	-	-

Comprehensive loss	$(2,094)	$(4,290)

Basic and diluted net loss per common share	$(0.07)	$(0.19)

Weighted average common shares outstanding	29,186	22,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands)

	Common Stock, Par Value	Warrants Outstanding	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2018	$287	$1,810	$364,885	$(392,292)	$(25,310)
Cumulative effect of change in accounting principle				(38)	(38)
Issuance of common stock upon exercise of warrants	15	(357)	357	-	15
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	4	-	76	-	80
Share-based compensation, net of shares withheld for taxes	-	-	67	-	67
Comprehensive loss for the period	-	-	-	(2,094)	(2,094)
Balance as of March 31, 2019	$306	$1,453	$365,385	$(394,424)	$(27,280)

	Common Stock, Par Value	Warrants Outstanding	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2017	$212	$826	$359,141	$(371,423)	$(11,244)
Issuance of common stock and warrants in public and private offerings, net of issuance costs	25	-	2,227	-	2,252
Share-based compensation, net of shares withheld for taxes	1	-	362	-	363
Comprehensive loss for the period	-	-	-	(4,290)	(4,290)
Balance as of March 31, 2018	$238	$826	$361,730	$(375,713)	$(12,919)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,094)	$(4,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	212	321
Share-based compensation	67	363
Noncash lease expense	98	-
(Gain) loss on changes in fair value of secured contingent payment obligation	(458)	449
Gain on disposal of equipment and other assets	(6)	-
Changes in operating assets and liabilities:
Accounts receivable	-	18
Inventories	14	(199)
Prepaid expenses and other assets	56	195
Accounts payable and accrued expenses	557	(202)
Operating lease liabilities and deferred rent	(119)	(6)
Total adjustments	421	939
Net cash used in operating activities	(1,673)	(3,351)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption of available-for-sale securities	-	20
Proceeds from sale of fixed assets	14	-
Purchases of property and equipment	-	(5)
Payments for patent costs and other intangible assets	(8)	-
Net cash provided by investing activities	6	15

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants in public and private offerings	-	2,252
Net proceeds from exercise of options and warrants	15	-
Net proceeds from debt financings	1,300	-
Principal payments on long-term debt	(800)	-
Net cash provided by financing activities	515	2,252

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,152)	(1,084)

CASH AND CASH EQUIVALENTS, beginning of period	1,527	1,354

CASH AND CASH EQUIVALENTS, end of period	$375	$270

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

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sales of our equity securities and contingent funding arrangements with third-parties to fund our operations, including the cost of litigation.  For the three months ended March 31, 2019, we incurred a net loss of approximately $2.1 million and negative cash flows from operations of approximately $1.7 million.  At March 31, 2019, we had a working capital deficit of approximately $3.2 million and we had an accumulated deficit of approximately $394.4 million.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern within one year following the issue date of these condensed consolidated financial statements.

For the three months ended March 31, 2019, we received aggregate net proceeds of approximately $1.3 million from the sale of convertible promissory notes. At March 31, 2019, we had cash and cash equivalents of approximately $0.4 million.  Our Milo product line has not generated expected revenues to date and the amount and timing of proceeds from our patent enforcement actions, if any, is difficult to predict.  Although we have made significant reductions in our operating costs, we will need additional working capital to fund our operations.

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

3.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2019 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or future years.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

The year-end condensed consolidated balance sheet data was derived from audited financial statements for the year ended December 31, 2018, but does not include all disclosures required by GAAP.  These interim condensed consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”).

The condensed consolidated financial statements include the accounts of ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH, after elimination of all intercompany transactions and accounts.

4.  Accounting Policies

There have been no changes in accounting policies from those stated in our 2018 Annual Report, except as follows:

Adoption of New Accounting Standards

As of January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 842, “Leases.” ASC 842 requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all finance and operating leases with lease terms of more than 12 months and disclose key information about leasing arrangements (see Note 8).   ASC 842 allows for the application of the new standard on the adoption date without restatement of prior comparative periods or a modified retrospective transition method which requires application of the new standard at the beginning of the earliest period presented.  We have elected to use the adoption date as the initial application date without restatement of prior comparative periods.  We also elected the package of practical expedients permitted under the transition guidance which, among other things, does not require us to reassess lease classification.  Upon adoption of ASC 842, we recognized an adjustment to beginning retained earnings of approximately $0.04 million for the cumulative effect of the change in accounting principle. We also recorded a ROU asset of approximately $0.56 million and an increase in our operating lease liabilities of approximately $0.60 million, primarily related to operating leases for our office and warehouse facilities.   Our accounting for finance leases remains substantially unchanged. Adoption of the standard did not materially impact operating results or cash flows.

As of January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  We have no stranded tax effects included in our other comprehensive loss and therefore the adoption of ASU 2018-02 did not impact our consolidated financial statements.

5.  Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive.

We have shares underlying outstanding options, warrants, unvested RSUs and convertible notes that were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.  These common share equivalents at March 31, 2019 and 2018 were as follows (in thousands):

	March 31,
	2019	2018
Options outstanding	1,225	1,009
Warrants outstanding	11,700	420
Unvested RSUs	5	394
Shares underlying convertible notes	7,696	-
	20,626	1,823

6.  Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Prepaid services	$260	$252
Prepaid bonds for German statutory costs	199	199
Prepaid licenses, software tools and support	39	51
Prepaid insurance	11	19
Other prepaid expenses	17	17
	$526	$538

7.  Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Patents and copyrights	$18,359	$18,350
Accumulated amortization	(14,634)	(14,448)
	$3,725	$3,902

8.  Leases

We lease our office and other facilities and certain office equipment under long-term, non-cancelable operating and finance leases.  Some leases include options to purchase, terminate, or extend for one or more years.  These options are included in the lease term when it is reasonably certain that the option will be exercised.   We do not recognize ROU assets and lease liabilities for leases with terms at inception of twelve months or less.

At inception, we determine if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. Some of our lease arrangements contain lease components (e.g. minimum rent payments) and non-lease components (e.g. services).  For certain equipment leases, we account for lease and non-lease components separately based on a relative fair market value basis.  For all other leases, we account for the lease and non-lease components (e.g. common area maintenance) on a combined basis.

Following the adoption of ASC 842 as of January 1, 2019 (see Note 4), operating leases are included in operating lease right-of-use assets and operating lease liabilities on the condensed consolidated balance sheets.  Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term using the implicit rate, when readily available, or our incremental borrowing rate for collateralized debt based on information available at the lease commencement date.   Lease expense for operating leases is generally recognized on a straight-line basis over the lease term and is included in operating expenses on the condensed consolidated statement of comprehensive loss.  For the three months ended March 31, 2019, we recognized operating lease costs of approximately $0.1 million.

Finance leases are included in property, plant, and equipment, other accrued expenses and other long-term liabilities on the consolidated balance sheets.  Finance leases are recorded as an asset and an obligation at an amount equal to the present value of the minimum lease payments during the lease term.  Amortization expense and interest expense associated with finance leases are included in selling, general, and administrative expense and interest expense, respectively, on the consolidated statements of comprehensive loss.  Our finance leases are not material to our consolidated financial statements as of or for the three months ended March 31, 2019.

No new finance or operating leases commenced during the three months ended March 31, 2019.  The following table summarizes the supplemental cash flow information related to leases, including the right-of-use assets recognized upon adoption of the new lease standard (in thousands):

Three Months Ended
March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$144
Right-of-use assets obtained in exchange for operating lease liabilities	563

The following table summarizes other supplemental information related to leases:

Three Months Ended
March 31,
2019
Weighted-average remaining lease term (in years):
Operating leases	1.6
Finance leases	1.0
Weighted average discount rate
Operating leases	10.9%
Finance leases	8.7%

The future maturities of lease liabilities consist of the following as of March 31, 2019 (in thousands):

	Operating Leases	Finance Leases
2019 (remaining)	$268	$1
2020	185	1
2021	176	-
2022	166	-
2023	4	-
Thereafter	-	-
Total undiscounted lease payments	$799	$2
Less: imputed interest	133	-
Present value of lease liabilities	$666	$2

As of December 31, 2018, we had a lease liability of approximately $0.1 million which represented the estimated fair value of remaining lease rental payments for our cease-use facility in Lake Mary, Florida, less estimated sublease rentals, as accounted for under ASC 840, “Leases” which was superseded by ASC 842 as of January 1, 2019.

9. Long-term debt

Notes Payable

Notes payable at March 31, 2019 and December 31, 2018, consisted of the following (in thousands):

	March 31,	December 31,
Description	2019	2018
Note payable to a related party	$853	$836
Secured note payable	1,600	2,400
Total notes payable	2,453	3,236
Less current maturities	1,677	2,437
Long-term note payable	$776	$799

Note Payable to a Related Party

We have an unsecured promissory note payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party, for outstanding unpaid fees for legal services (the “SGKF Note”).   The SKGF Note, as amended in 2018, accrued interest at a rate of 8% per annum and provided for payments of principal and interest of approximately $48,500 per month commencing October 31, 2018 through March 31, 2020.  At December 31, 2018, we were in default on the payment terms of the SKGF Note.  In March 2019, we amended the SKGF Note to provide for a waiver of past payment defaults, a decrease in the interest rate from 8% per annum to 4% per annum, an extension of the maturity date from March 2020 to April 2022, and a modification of payment terms.  This amendment constitutes a troubled debt restructuring and will be accounted for on a prospective basis from the date of the amendment.  At March 31, 2019, we are in compliance with all the terms of the amended SKGF Note.

Secured Note Payable

We have a note payable to Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (“Mintz”) for outstanding, unpaid attorney’s fees and costs associated with our patent enforcement program (the “Mintz Note”).  The Mintz Note is non-interest bearing, except in the event of a default, and is secured by certain of our U.S. and foreign patents.  The Mintz Note accelerates and becomes immediately due and payable in the case of standard events of default and/or in the event of a sale or other transfer of substantially all of our assets or a transfer of more than 50% of our capital stock in one or a series of transactions or through a merger or other similar transaction.  In an event of default, the Mintz Note will accrue interest at a rate of 12% per annum on any outstanding balance until such time that the note is paid in full.  As of December 31, 2018, we were in default on the payment terms of the Mintz Note.  The payment default was cured in January 2019.  On April 1, 2019, Mintz waived past and future payment defaults under the note through at least May 31, 2019, provided that no other event of default occurs.  Mintz also waived acceleration of unpaid principal and interest as well as an increase in the interest rate to the default rate of 12%.  As of March 31, 2019, we are in compliance with all the terms of the Mintz Note.

Convertible Notes

Our convertible notes represent five-year promissory notes that are convertible, at the holders’ option, into shares of our common stock at fixed conversion prices.  The convertible notes bear interest at a stated rate of 8% per annum and interest payments are made on a quarterly basis.  Interest is payable, at our option and subject to certain equity conditions, in either cash, shares of our common stock, or a combination thereof.

We have the option to prepay the notes any time following the one-year anniversary of the issuance of the notes, subject to a premium on the outstanding principal prepayment amount of 25% prior to the two-year anniversary of the note issuance date, 20% prior to the three-year anniversary of the note issuance date, 15% prior to the four-year anniversary of the note issuance date, or 10% thereafter.  The notes provide for events of default that include failure to pay principal or interest when due, breach of any of the representations, warranties, covenants or agreements made by us, events of liquidation or bankruptcy, and a change in control.  In the event of default, the interest rate increases to 12% per annum and the outstanding principal balance of the notes plus all accrued interest due may be declared immediately payable by the holders of a majority of the then outstanding principal balance of the convertible notes.

Convertible notes payable at March 31, 2019 and December 31, 2018 consist of the following (in thousands):

	Fixed	Effective
	Conversion	Interest		March 31,	December 31,
Description	Rate	Rate	Maturity Date	2019	2018
Convertible notes dated September 10, 2018	$0.40	8.3%	September 7, 2023	$700	$800
Convertible note dated September 19, 2018	$0.57	8.3%	September 19, 2023	425	425
Convertible notes dated February/March 2019	$0.25	8.3%	February 28, 2024 to March 13, 2024	1,300	-
Total principal balance				2,425	1,225
Less Unamortized discount				332	388
				$2,093	$837

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair market value, for the three months ended March 31, 2019 and the year ended December 31, 2018 (in thousands):

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Secured contingent payment obligation, beginning of period	$25,557	$15,896
Proceeds from contingent payment obligation	-	4,000
Repayment	-	-
Change in fair value	(458)	5,661
Secured contingent payment obligation, end of period	$25,099	$25,557

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to Brickell under a February 2016 funding agreement, as amended in May 2016, December 2017, April 2018, September 2018 and December 2018.  Under the agreement, as of March 31, 2019, we have received aggregate proceeds of $18.0 million in exchange for Brickell’s right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions.  To date, we have repaid an aggregate of $3.3 million to Brickell from patent enforcement proceeds.

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

Brickell holds a senior security interest in the majority of our assets until such time as the specified minimum return is paid, in which case, the security interest will be released except with respect to the patents and proceeds related to specific legal actions.  The security interest is enforceable by Brickell in the event that we are in default under the agreement which would occur if (i) we fail, after notice, to pay proceeds to Brickell, (ii) we become insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to us, (iii) our creditors commence actions against us (which are not subsequently discharged) that affect our material assets, (iv) we, without Brickell’s consent, incur indebtedness other than immaterial ordinary course indebtedness, or (v) there is an uncured non-compliance of our obligations or misrepresentations under the agreement.   As of March 31, 2019, we are in compliance with our obligations under this agreement.

We have elected to measure our secured contingent payment obligation at fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the condensed consolidated statements of comprehensive loss until the contingency is resolved.  As of March 31, 2019, the fair value of the obligation is estimated to be approximately $25.1 million (see Note 10).

10. Fair Value Measurements

The following tables summarize the fair value of our assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019:
Liabilities:
Secured contingent payment obligation	$25,099	$-	$-	$25,099

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018:
Liabilities:
Secured contingent payment obligation	$25,557	$-	$-	$25,557

The fair value of our secured contingent payment obligation was estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used a risk-adjusted discount rate of 16.27% at March 31, 2019, based on a risk-free rate of 2.27% as adjusted by 8% for credit risk and 6% for litigation inherent risk. At December 31, 2018, we used a risk-adjusted discount rate of approximately 16.5%, based on a two year risk-free rate of approximately 2.5% as adjusted by 8% for credit risk and 6% for litigation inherent risk.   The contingent payment obligation does not have a fixed duration; however, our cash flow projections assume a remaining duration ranging from approximately one to three years with an average duration of 2.6 years.  The cash outflows could potentially range from $0 to $47.1 million through 2021 with a weighted average outflow of approximately $36.2 million.  We evaluate the estimates and assumptions used in determining the fair value of our secured contingent payment obligation each reporting period and make any adjustments prospectively based on those evaluations.   Changes in any of these Level 3 inputs could result in a higher or lower fair value measurement.

11.  Legal Proceedings

From time to time, we are subject to legal proceedings and claims which arise in the ordinary course of our business.  These proceedings include patent enforcement actions initiated by us against others for the infringement of our technologies, as well as proceedings brought by others against us at the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (“PTAB”) and in the Federal Patent Court in Germany in an attempt to invalidate certain of our patent claims.   We have several patent enforcement actions in Germany which has a “loser pay” system whereby the non-prevailing party is responsible for statutory attorney fees and costs.  To the extent a loss is probable and reasonably estimable as of the balance sheet date, the estimated loss is recorded in the accompanying statement of comprehensive loss and included in current liabilities under the heading “statutory court costs” in the consolidated balance sheets.  The accompanying statements of comprehensive losses for the three months ended March 31, 2019 exclude any charges related to probable losses that arose after the date of these financial statements. There is at least a reasonable possibility of an unfavorable outcome in any one or more of our legal proceedings that could result in expenses in the aggregate that could have a material unfavorable impact on our results of operations as more fully discussed below.

ParkerVision v. Qualcomm and HTC (Middle District of Florida)

We have a patent infringement complaint pending in the Middle District of Florida against Qualcomm and Qualcomm Atheros, Inc. (collectively “Qualcomm”), and HTC (HTC Corporation and HTC America, Inc.) (the “Qualcomm Action”) seeking unspecified damages and injunctive relief for infringement of certain of our patents.  Certain of the defendants have filed counterclaims against us for non-infringement and invalidity for all patents in the case.  A claim construction hearing was held in August 2015 but no ruling on claim construction has been issued by the court.  In February 2016, the court granted the parties’ joint motion to stay these proceedings until resolution of proceedings at the International Trade Commission (“ITC”).  In May 2017, the stay of these proceedings was continued pending an appeal of certain PTAB decisions with regard to our U.S. Patent 6,091,940 (“the ‘940 Patent”).  In September 2018, the Federal Circuit issued its decision in the appeal of the ‘940 Patent.  Accordingly, in January 2019, the court lifted the stay.  A trial schedule has not yet been set for this case.

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

ParkerVision v. Apple (Munich, Germany) - the Apple I case

In October 2016, we filed a complaint in Munich District Court against Apple, Inc., Apple Distribution International, and Apple Retail Germany B.V. & Co. KG (collectively “Apple”) seeking damages and injunctive relief for the alleged infringement of the ‘831 Patent (the “Apple I Case”).  In February 2017, we amended our complaint adding the infringement of a second German patent and alleging infringement by Apple devices that incorporate an Intel transceiver chip.  The Munich Regional Court bifurcated the new claims into a second case (see ParkerVision v. Apple - the Apple II case below).   A hearing was held in May 2017 in the Apple I Case.  In June 2017, the court deferred its ruling pending the decision from the German Federal Patent Court in the validity action filed by Qualcomm (see Qualcomm v. ParkerVision below).   In October 2018, we received an unfavorable decision in the nullity case for which we have filed an appeal.  We opted not to post a bond to cover the potential statutory costs in this case. As a result, in March 2019, the district court declared the complaint withdrawn, a decision we opted not to appeal. Accordingly, we are subject to a claim for reimbursement of statutory attorney’s fees and costs of approximately $0.1 million, which is accrued in the accompanying condensed consolidated financial statements as the loss is considered probable as of March 31, 2019.

Qualcomm v. ParkerVision -Federal Patent Court in Germany (as appealed to the German Supreme Court)

In August 2016, Qualcomm filed a validity action in Federal Patent Court in Germany against the ’831 Patent.  The outcome of this validity action impacts our German patent infringement cases against LGE and Apple as discussed above. On October 17, 2018, following an oral hearing, the court ruled that the ‘831 Patent was invalid.  Based on the October 2018 decision from the federal court, we recorded a contingent loss of $0.1 million for the estimated statutory fees and costs in this case as of December 31, 2018.  In January 2019, we appealed this decision to the German Supreme Court.  Dates have not yet been established for the appeal.  If we ultimately do not prevail in this case, we will be subject to an additional claim for reimbursement of statutory attorney fees and costs for the appeal which we estimate to be approximately $0.1 million.  In addition, we may be subject to claims for reimbursement of statutory attorney fees and costs for the LG case that is stayed pending this validity decision.

ParkerVision v. Apple (Munich, Germany)-the Apple II case

The Apple II case seeks damages and injunctive relief for the alleged infringement of the German part of our European patent 1 135 853 (“the ‘853 Patent”).  A preliminary hearing was held in November 2017.  Subsequent to the hearing, the court requested that we supplement certain elements of the infringement claims against Apple devices.  In May 2018, we filed our supplemental briefs as requested by the court.  In October 2018, we also filed a supplemental expert report.  The court appointed an expert in this case and a hearing was held in March 2019 for purposes of providing expert testimony.  The court ruled in April 2019 that Apple does not infringe our ‘853 Patent.  We are currently evaluating our options for appeal of this decision.   We have posted a bond of approximately $0.14 million which is our estimated maximum exposure in this case. The cost of the bond is included in “Prepaid expenses” in the accompanying consolidated balance sheets.

Intel v. ParkerVision (Federal Patent Court in Germany)

In August 2017, Intel filed a nullity action in German Federal Patent Court claiming invalidity of the ‘853 Patent that is the subject of the Apple II case.  If the ‘853 Patent is declared invalid, we may be subject to a claim for reimbursement of statutory attorney fees and costs in this case which we currently estimate will not exceed $0.1 million.  No dates have yet been set in this nullity action, and the accompanying consolidated financial statements do not include any accrual for a loss contingency in this case as a loss is not considered probable.

12. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2018 Annual Report.

The following table presents share-based compensation expense included in our condensed consolidated statements of comprehensive loss for the three months ended March 31, 2019 and 2018, respectively (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development expenses	$5	$65
Selling, general and administrative expenses	62	298
Total share-based compensation expense	$67	$363

13.  Subsequent Events

In April 2019, the district court in Munich, Germany ruled that Apple does not infringe our ‘853 Patent (see Note 11). As a result of this ruling, we may be subject to court fees and other statutory costs of approximately $0.14 million for which we have posted a bond.  In addition, this ruling will result in a change in certain assumptions used in determining the fair value of our secured contingent payment obligation (see Note 10).  We estimate the impact of the change in those assumptions will result in a decrease in the fair value of our secured contingent payment obligation and a corresponding gain from the change in fair value of approximately $0.56 million which will be recognized in future periods.   This ruling had no impact on our consolidated financial statements as of and for the three months ended March 31, 2019.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This quarterly report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations contained in this Item.  When used in this quarterly report and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “expects”, “will likely result”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements.”  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties identified in our annual report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report”) and in this Item 2 of Part I of this quarterly report.  Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on key suppliers, reliance on our intellectual property, the outcome of our intellectual property litigation and the ability to obtain adequate financing in the future.  We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

Recent Developments

Legal Proceedings

In April 2019, the district court in Munich, Germany issued a ruling in the ParkerVision v. Apple II Case that the Apple products do not infringe our ‘853 Patent.  We are currently evaluating our options for appeal. Refer to Note 11 in the condensed consolidated financial statements for a discussion of the background of this and other pending patent litigation.

Convertible Debt

In February and March 2019, we sold an aggregate of $1.3 million in convertible promissory notes to accredited investors.  The notes are convertible, at the option of the holder, into shares of our common stock at a fixed conversion price of $0.25 per share.   The notes pay interest quarterly at a rate of 8% per annum and we may elect to pay such interest in cash or shares, subject to certain equity conditions.  Refer to Note 9 to the consolidated financial statements for a complete discussion of the terms of the notes.

Liquidity and Capital Resources

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sales of our equity securities and contingent funding arrangements with third-parties to fund our operations, including the cost of litigation.

We used cash for operations of approximately $1.7 million and $3.4 million for the three months ended March 31, 2019 and 2018, respectively.  At March 31, 2019, we had a working capital deficit of approximately $3.2 million and we had an accumulated deficit of approximately $394.4 million.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern within one year following the issue date of our condensed consolidated financial statements.

For the three months ended March 31, 2019, we received aggregate net proceeds of approximately $1.3 million from the sale of convertible promissory notes.  These proceeds were used to fund our operations for the three months ended March 31, 2019.

At March 31, 2019, we had cash and cash equivalents of approximately $0.4 million.  Our Milo product line has not generated expected revenues to date and the amount and timing of proceeds from our patent enforcement actions, if any, is difficult to predict.  Although we have made significant reductions in our operating costs, we will need additional working capital to fund our operations and meet our debt repayment obligations.  We are exploring additional financing opportunities for both our short and long-term capital needs.  These financing opportunities may include debt, convertible debt, common or preferred equity offerings, or a combination thereof.  There can be no assurance that we will be able to consummate a financing transaction or that the terms of such financing will be on terms and conditions that are acceptable.

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

Results of Operations for Each of the Three Months Ended March 31, 2019 and 2018

Revenue and Gross Margin

We reported no licensing revenue for the three-month periods ended March 31, 2019 or 2018.  Although we do anticipate licensing revenue and/or settlement gains to result from our licensing and patent enforcement actions, the amount and timing is highly unpredictable and there can be no assurance that we will achieve our anticipated results.

We reported product revenue of approximately $0.01 million and $0.08 million for the three-month periods ended March 31, 2019 and 2018, respectively, from sales of our Milo-branded WiFi products.  Gross margins for the Milo product sales were approximately 0.0% and 31.2%, respectively for the three-month periods.   The decrease in gross margins is a result of price reductions on Milo products in 2019.  Our revenues from Milo products to date have fallen short of our projections, and we have limited resources to deploy toward increasing consumer awareness of our products.  As a result, we expect to sell or otherwise dispose of the Milo product line in the second quarter of 2019.

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

Our research and development expenses decreased approximately $0.5 million, or 61.8%, during the three months ended March 31, 2019 when compared to the same three month period in 2018.  The decrease is primarily the result of a $0.4 million decrease in personnel and related costs as a result of the closure of our engineering design facility in Lake Mary and reductions in engineering executive compensation in the third quarter of 2018.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of executive, director, sales and marketing, and finance and administrative personnel costs, including share-based compensation, and costs incurred for advertising, insurance, shareholder relations and outside legal and professional services, including litigation expenses.

Our selling, general and administrative expenses decreased by approximately $0.8 million, or 27.6%, during the three months ended March 31, 2019 when compared to the same period in 2018.  This is primarily the result of a $0.71 million decrease in personnel and related costs, including a decrease in share-based compensation expense of approximately $0.24 million, a decrease in marketing and other consulting fees of approximately $0.32 million, a decrease in Milo advertising costs of approximately $0.23 million, and a decrease in amortization expense of approximately $0.1 million, somewhat offset by an increase in litigation fees and expenses of approximately $0.78 million.

The decrease in personnel costs for the three month period ended March 31, 2019 is primarily the result of the reduction in personnel and reduced executive compensation as part of restructuring in the third quarter of 2018.   Share-based compensation expense decreased for the three month period during 2019 when compared to the same period in 2018 as a result of lower stock prices and longer vesting periods for new awards when compared to prior year awards.

We also decreased our advertising for Milo products as well as our use of outside professionals for marketing, shareholder relations and business consulting during 2019 as part of our cost reduction measures.  The decrease in our amortization expense is a result of the expiration of a number of our patents in late 2018.

The increase in litigation related fees and expenses for the three months ended March 31, 2019 is primarily the result of fees and expenses incurred to support our German litigation.

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

For the three months ended March 31, 2019, we recorded a decrease in the fair value of our secured contingent payment obligation of approximately $0.5 million compared to an increase in fair value of approximately $0.4 million for the same period in 2018.  The changes in fair value are a result of changes in estimated amounts and timing of projected future cash flows due to increases in funded amounts, passage of time, and changes in the probabilities based on the status of the funded actions.  For example, the adverse ruling in ParkerVision v. Apple II is expected to result in a decrease in the fair value of our secured contingent payment obligation of approximately $0.56 million in the second quarter of 2019 (see Note 13 to our consolidated financial statements).

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of March 31, 2019 we had outstanding warrants to purchase approximately 11.7 million shares of our common stock, including pre-funded warrants to purchase 1.4 million shares of our common stock at an exercise price of $0.01 per share.  The estimated grant date fair value of these warrants of approximately $1.5 million is included in shareholders’ deficit in our condensed consolidated balance sheets.  The outstanding warrants have a weighted average exercise price of $0.45 per share and a weighted average remaining life of approximately 4.5 years.

Contractual Obligations

There have been no material changes from the contractual obligations disclosed in our 2018 Annual Report.

Critical Accounting Policies

Changes to our critical accounting policies from those stated in our 2018 Annual Report are discussed in the section entitled “Adoption of New Accounting Standards” in Note 4 to our unaudited condensed consolidated financial statements included in this quarterly report, which discussion is incorporated herein by reference.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Reference is made to the section entitled “Legal Proceedings” in Note 11 to our unaudited condensed consolidated financial statements included in this quarterly report for a discussion of current legal proceedings, which discussion is incorporated herein by reference.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In February and March 2019, we entered into purchase agreements with accredited investors which provide for the sale of the convertible notes with an aggregate face value of $1.3 million.  The outstanding principal and interest accrued on the notes are convertible at any time and from time to time by the holders into shares of our common stock at a fixed conversion price of $0.25 per share.  Any unconverted, outstanding principal amount is payable in cash on the five-year anniversary of the issuance date of the notes.  The shares underlying the convertible note transactions were registered on a Form S-1 registration statement that was declared effective on April 19, 2019 (File No. 333-230888).

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed March 29, 2016)

3.2	Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 18, 2016)

3.3	Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed July 11, 2017)

3.4	Amendment to the Amended and Restated Articles of Incorporation dated June 12, 2018, effective June 25, 2018 (incorporated by reference from Exhibit 3.5 of Form S-1 filed August 9, 2018)

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

10.1

Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated February 25, 2019 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed March 4, 2019)

10.2	Form of Convertible Promissory Note dated February 28, 2019 (incorporated by reference from Exhibit 10.2 of Current Report on Form 10-K filed March 4, 2019)

10.3	Registration Rights Agreement between Registrant and Holders of Convertible Notes (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K dated March 4, 2019)

10.4	List of Holders of Convertible Notes dated February 28, 2019 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K dated March 4, 2019)

10.5	Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated March 13, 2019 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K dated March 14, 2019)

10.6	Registration Rights Agreement between Registrant and Holders of Convertible Notes (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K dated March 14, 2019)

10.7	Form of Convertible Promissory Note dated March 13, 2019 (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K dated March 14, 2019)

10.8	List of Holders of Convertible Notes dated March 13, 2019 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K dated March 14, 2019)

31.1	Section 302 Certification of Jeffrey L. Parker, CEO*

31.2	Section 302 Certification of Cynthia L. Poehlman, CFO*

32.1	Section 906 Certification*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.
Registrant

May 15, 2019	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 15, 2019	By:	/s/Cynthia L. Poehlman
Cynthia L. Poehlman
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)