Form 10-Q
period 2019-06-30
PARKERVISION INC
filed 2019-08-14
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to____________

Commission file number 000-22904

PARKERVISION, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2971472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

9446 Philips Highway, Suite 5A
 Jacksonville, Florida 32256
(Address of principal executive offices)

(904) 732-6100
(Registrant’s telephone number, including area code)

7915 Baymeadows Way, Suite 400
 Jacksonville, Florida 32256
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

As of August 9, 2019, 31,730,872 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

PARKERVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par value data)

	June 30,	December 31,
	2019	2018
CURRENT ASSETS:
Cash and cash equivalents	$63	$1,527
Accounts receivable, net	1	2
Finished goods inventories, net	58	98
Prepaid expenses	637	538
Other current assets	-	55
Held for sale assets	50	65
Total current assets	809	2,285

Property and equipment, net	96	129
Operating lease right-of-use assets	364	-
Intangible assets, net	3,341	3,902
Other assets, net	16	15
Total assets	$4,626	$6,331

CURRENT LIABILITIES:
Accounts payable	$1,087	$655
Accrued expenses:
Salaries and wages	128	122
Professional fees	597	493
Statutory court costs	424	115
Other accrued expenses	574	448
Related party note payable, current portion	108	37
Notes payable	1,825	2,400
Operating lease liabilities, current portion	264	86
Total current liabilities	5,007	4,356

LONG-TERM LIABILITIES:
Secured contingent payment obligation	24,734	25,557
Convertible notes, net	2,444	837
Related party note payable, net of current portion	754	799
Operating lease liabilities, net of current portion	373	91
Other long term liabilities	-	1
Total long-term liabilities	28,305	27,285
Total liabilities	33,312	31,641

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $.01 par value, 75,000 shares authorized, 31,731 and 28,677 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	317	287
Warrants outstanding	1,453	1,810
Additional paid-in capital	365,530	364,885
Accumulated deficit	(395,986)	(392,292)
Total shareholders' deficit	(28,686)	(25,310)
Total liabilities and shareholders' deficit	$4,626	$6,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
 (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Product revenue	$25	$38	$35	$115
Cost of sales	(25)	(31)	(35)	(84)
Inventory impairment charge	-	(42)	-	(42)
Gross margin	-	(35)	-	(11)

Research and development expenses	-	1,001	334	1,875
Selling, general and administrative expenses	1,851	2,902	4,007	5,879
Total operating expenses	1,851	3,903	4,341	7,754

Interest and other income	-	-	-	2
Interest expense	(76)	(18)	(138)	(34)
Change in fair value of secured contingent payment obligation	365	(538)	823	(987)
Total interest and other	289	(556)	685	(1,019)

Net loss	(1,562)	(4,494)	(3,656)	(8,784)

Other comprehensive loss, net of tax	-	-	-	-

Comprehensive loss	$(1,562)	$(4,494)	$(3,656)	$(8,784)

Basic and diluted net loss per common share	$(0.05)	$(0.18)	$(0.12)	$(0.39)

Weighted average common shares outstanding	30,888	24,564	30,042	22,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(UNAUDITED)
(in thousands)

	Common Stock, Par Value	Warrants Outstanding	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2018	$287	$1,810	$364,885	$(392,292)	$(25,310)
Cumulative effect of change in accounting principle	-	-	-	(38)	(38)
Issuance of common stock upon exercise of warrants	15	(357)	357	-	15
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	4	-	76	-	80
Share-based compensation, net of shares withheld for taxes	-	-	67	-	67
Comprehensive loss for the period	-	-	-	(2,094)	(2,094)
Balance as of March 31, 2019	$306	$1,453	$365,385	$(394,424)	$(27,280)
Issuance of common stock for services	6	-	54	-	60
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	5	-	43	-	48
Share-based compensation, net of shares withheld for taxes	-	-	48	-	48
Comprehensive loss for the period	-	-	-	(1,562)	(1,562)
Balance as of June 30, 2019	$317	$1,453	$365,530	$(395,986)	$(28,686)

	Common Stock, Par Value	Warrants Outstanding	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2017	$212	$826	$359,141	$(371,423)	$(11,244)
Issuance of common stock and warrants in public and private offerings, net of issuance costs	25	-	2,227	-	2,252
Share-based compensation, net of shares withheld for taxes	1	-	362	-	363
Comprehensive loss for the period	-	-	-	(4,290)	(4,290)
Balance as of March 31, 2018	238	826	361,730	(375,713)	(12,919)
Expiration of warrants	-	(491)	491	-	-
Issuance of common stock and warrants in public and private offerings, net of issuance costs	20	-	1,103	-	1,123
Share-based compensation, net of shares withheld for taxes	1	-	347	-	348
Comprehensive loss for the period	-	-	-	(4,494)	(4,494)
Balance as of June 30, 2018	$259	$335	$363,671	$(380,207)	$(15,942)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,562)	$(4,494)	$(3,656)	$(8,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199	312	411	633
Share-based compensation	48	348	115	711
Noncash lease expense	101	-	199	-
(Gain) loss on changes in fair value of secured contingent payment obligation	(365)	538	(823)	987
Loss on disposal of equipment and other assets	221	-	215	-
Inventory impairment charges	-	42	-	42
Changes in operating assets and liabilities:
Accounts receivable	1	(2)	1	16
Finished goods inventories	26	(14)	40	(213)
Prepaid expenses and other assets	(41)	(199)	15	(4)
Accounts payable and accrued expenses	524	701	1,081	499
Operating lease liabilities and deferred rent	(29)	(7)	(148)	(13)
Total adjustments	685	1,719	1,106	2,658
Net cash used in operating activities	(877)	(2,775)	(2,550)	(6,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption of available-for-sale securities	-	6	-	26
Proceeds from sale of fixed assets	9	-	23	-
Purchases of property and equipment	-	-	-	(5)
Payments for patent costs and other intangible assets	(9)	(4)	(17)	(4)
Net cash provided by investing activities	-	2	6	17

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants in public and private offerings	-	1,123	-	3,375
Net proceeds from exercise of options and warrants	-	-	15	-
Net proceeds from debt financings	565	-	1,865	-
Principal payments on long-term debt	-	(21)	(800)	(21)
Proceeds from contingent payment obligation	-	1,500	-	1,500
Net cash provided by financing activities	565	2,602	1,080	4,854

NET DECREASE IN CASH AND CASH EQUIVALENTS	(312)	(171)	(1,464)	(1,255)

CASH AND CASH EQUIVALENTS, beginning of period	375	270	1,527	1,354

CASH AND CASH EQUIVALENTS, end of period	$63	$99	$63	$99

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

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from debt and equity financings to fund our operations, including the cost of litigation. For the six months ended June 30, 2019, we incurred a net loss of approximately $3.7 million and negative cash flows from operations of approximately $2.6 million. At June 30, 2019, we had a working capital deficit of approximately $4.2 million and we had an accumulated deficit of approximately $396.0 million. These circumstances raise substantial doubt about our ability to continue to operate as a going concern within one year following the issue date of these condensed consolidated financial statements.

For the six months ended June 30, 2019, we received aggregate net proceeds of approximately $1.64 million from the sale of convertible promissory notes and $0.23 million for the issuance of short term notes. At June 30, 2019, we had cash and cash equivalents of approximately $0.1 million. Our Milo product line has not generated expected revenues to date and the amount and timing of proceeds from our patent enforcement actions, if any, is difficult to predict. Although we have made significant reductions in our operating costs, we will need additional working capital to fund our operations.

In July 2019, we sold additional convertible notes for aggregate proceeds of $0.75 million (see Note 13).  We are exploring additional financing opportunities for both our short and long-term capital needs. These financing opportunities may include debt, convertible debt, common or preferred equity offerings, additional litigation financing, or a combination thereof. There can be no assurance that we will be able to consummate a financing transaction or that the terms of such financing will be on terms and conditions that are acceptable.

Our ability to meet our liquidity needs for the next twelve months is dependent upon one or more of (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations; and/or (ii) our ability to obtain additional debt or equity financing. We expect that revenue generated from product sales, patent enforcement actions, and technology licenses over the next twelve months may not be sufficient to cover our working capital requirements. In the event we do not generate sufficient revenues to cover our operational costs and contingent repayment obligations, we will be required to use available working capital and/or raise additional working capital through the sale of equity securities or other financing arrangements.

We expect to continue to invest in the support of our patent enforcement and licensing programs. The long-term continuation of our business plan is dependent upon our ability to secure sufficient financing to support our business and our ability to generate revenues and/or patent-related proceeds sufficient to offset expenses and meet our contingent payment obligation and other debt repayment obligations. Failure to generate sufficient revenues, raise additional capital through debt or equity financings or contingent fee arrangements, and/or reduce operating costs will have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

3. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the period ended June 30, 2019 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or future years. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

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

As of January 1, 2019, we adopted ASU 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." The amendments in this update simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions.  We did not previously have awards to nonemployees that would require reassessment and therefore the adoption of ASU 2018-07 did not impact our condensed consolidated financial statements.

5. Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period. Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive.

We have shares underlying outstanding options, warrants, unvested RSUs and convertible notes that were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive. These common share equivalents at June 30, 2019 and 2018 were as follows (in thousands):

	June 30,
	2019	2018
Options outstanding	1,082	1,001
Warrants outstanding	11,700	350
Unvested RSUs	-	322
Shares underlying convertible notes	11,096	-
	23,878	1,673

6. Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	June30,	December 31,
	2019	2018
Prepaid services	$398	$252
Prepaid bonds for German statutory costs	191	199
Prepaid licenses, software tools and support	17	51
Prepaid insurance	14	19
Other prepaid expenses	17	17
	$637	$538

7. Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Patents and copyrights	$17,510	$18,350
Accumulated amortization	(14,169)	(14,448)
	$3,341	$3,902

During the three and six months ended June 30, 2019, we recorded losses due to abandonment of patents and patent applications of approximately $0.2 million.

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

Following the adoption of ASC 842 as of January 1, 2019 (see Note 4), operating leases are included in operating lease right-of-use assets and operating lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term using the implicit rate, when readily available, or our incremental borrowing rate for collateralized debt based on information available at the lease commencement date. Lease expense for operating leases is generally recognized on a straight-line basis over the lease term and is included in operating expenses on the condensed consolidated statement of comprehensive loss. For the three and six months ended June 30, 2019, we recognized operating lease costs of approximately $0.1 million and $0.2 million, respectively.

Finance leases are included in property, plant, and equipment, other accrued expenses and other long-term liabilities on the condensed consolidated balance sheets. Finance leases are recorded as an asset and an obligation at an amount equal to the present value of the minimum lease payments during the lease term. Amortization expense and interest expense associated with finance leases are included in selling, general, and administrative expense and interest expense, respectively, on the condensed consolidated statements of comprehensive loss. Our finance leases are not material to our condensed consolidated financial statements as of or for the three and six months ended June 30, 2019.

No new finance or operating leases commenced during the three or six months ended June 30, 2019. The following table summarizes the supplemental cash flow information related to leases, including the right-of-use assets recognized upon adoption of the new lease standard (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$80	$195
Right-of-use assets obtained in exchange for operating lease liabilities	-	563

The following table summarizes other supplemental information related to leases:

Six Months Ended
June 30,
2019
Weighted-average remaining lease term (in years):
Operating leases	1.3
Finance leases	0.7
Weighted average discount rate:
Operating leases	10.9%
Finance leases	8.7%

The future maturities of lease liabilities consist of the following as of June 30, 2019 (in thousands):

	Operating Leases	Finance Leases
2019 (remaining)	$221	$1
2020	185	1
2021	176	-
2022	166	-
2023	4	-
Thereafter	-	-
Total undiscounted lease payments	$752	$2
Less: imputed interest	115	-
Present value of lease liabilities	$637	$2

As of December 31, 2018, we had a lease liability of approximately $0.1 million which represented the estimated fair value of remaining lease rental payments for our cease-use facility in Lake Mary, Florida, less estimated sublease rentals, as accounted for under ASC 840, “Leases” which was superseded by ASC 842 as of January 1, 2019.

9. Long-term debt

Notes Payable

Notes payable at June 30, 2019 and December 31, 2018, consisted of the following (in thousands):

	June 30,	December 31,
Description	2019	2018
Note payable to a related party	$862	$836
Unsecured short term notes payable	225	-
Secured note payable	1,600	2,400
Total notes payable	2,687	3,236
Less current maturities	1,933	2,437
Long-term note payable	$754	$799

Note Payable to a Related Party
We have an unsecured promissory note payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party, for outstanding unpaid fees for legal services (the “SGKF Note”). The SKGF Note, as amended in 2018, accrued interest at a rate of 8% per annum and provided for payments of principal and interest of approximately $48,500 per month commencing October 31, 2018 through March 31, 2020. At December 31, 2018, we were in default on the payment terms of the SKGF Note. In March 2019, we amended the SKGF Note to provide for a waiver of past payment defaults, a decrease in the interest rate from 8% per annum to 4% per annum, an extension of the maturity date from March 2020 to April 2022, and a modification of payment terms. This amendment constituted a troubled debt restructuring and has been accounted for on a prospective basis from the date of the amendment. As of June 29, 2019, we amended the note to provide for a postponement of past payment defaults and future payments until October 2019. As of June 30, 2019, we were in compliance of all terms of the agreement.

Unsecured Short Term Notes Payable
During the three months ended June 30, 2019, we entered into short-term promissory notes with accredited investors for aggregate proceeds of approximately $0.23 million. The notes are unsecured and bear interest at a rate of 18% per annum. The notes mature at the earlier of ninety (90) days following the issuance date or upon our receipt of additional litigation financing.  In the event of default, the outstanding balance of the notes and any other obligation from the Company to the lenders shall become due immediately without demand or notice. If the payment obligations under the notes are not paid when due, the interest rate increases to 20% per annum and we are obligated to pay all costs of collection, including reasonable attorney fees.

Secured Note Payable
We have a note payable to Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (“Mintz”) for outstanding, unpaid attorney’s fees and costs associated with our patent enforcement program (the “Mintz Note”). The Mintz Note is non-interest bearing, except in the event of a default, and is secured by certain of our U.S. and foreign patents. The Mintz Note accelerates and becomes immediately due and payable in the case of standard events of default and/or in the event of a sale or other transfer of substantially all of our assets or a transfer of more than 50% of our capital stock in one or a series of transactions or through a merger or other similar transaction. In an event of default, the Mintz Note will accrue interest at a rate of 12% per annum on any outstanding balance until such time that the note is paid in full. As of December 31, 2018, we were in default on the payment terms of the Mintz Note. The payment default was cured in January 2019. On April 1, 2019 and again on June 29, 2019, Mintz waived past and future payment defaults under the note through at least August 2019, provided that no other event of default occurs. Mintz also waived acceleration of unpaid principal and interest as well as an increase in the interest rate to the default rate of 12%. As of June 30, 2019, we are in compliance with all the terms of the Mintz Note.

Convertible Notes

Our convertible notes represent five-year promissory notes that are convertible, at the holders’ option, into shares of our common stock at fixed conversion prices. The convertible notes bear interest at a stated rate of 8% per annum and interest payments are made on a quarterly basis. Interest is payable, at our option and subject to certain equity conditions, in either cash, shares of our common stock, or a combination thereof.  To date, all interest payments on the convertible notes have been made in shares of our common stock.

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

Convertible notes payable at June 30, 2019 and December 31, 2018 consist of the following (in thousands):

	Fixed	Effective
	Conversion	Interest		June 30,	December 31,
Description	Rate	Rate	Maturity Date	2019	2018
Convertible notes dated September 10, 2018	$0.40	8.3%	September 7, 2023	$700	$800
Convertible note dated September 19, 2018	$0.57	8.3%	September 19, 2023	425	425
Convertible notes dated February/March 2019	$0.25	8.3%	February 28, 2024 to March 13, 2024	1,300	-
Convertible notes dated June 2019	$0.10	8.3%	June 7, 2024 to June 19, 2024	340	-
Total principal balance				2,765	1,225
Less Unamortized discount				321	388
				$2,444	$837

We have an obligation to file a registration statement for the shares underlying the June 2019 notes by the 75th calendar day following the issuance date of the notes and to cause the registration statement to become effective by the 150th calendar day following the issuance dates. The registration rights agreements provide for liquidated damages upon the occurrence of certain events including failure by us to file the registration statement or cause it to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription amount paid by holders for the notes upon the occurrence of the event, and monthly thereafter, up to a maximum of 6%. Registration statements have previously been filed and declared effective for the September 2018 and February/March 2019 notes.

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair market value, for the six months ended June 30, 2019 and the year ended December 31, 2018 (in thousands):

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Secured contingent payment obligation, beginning of period	$25,557	$15,896
Proceeds from contingent payment obligation	-	4,000
Change in fair value	(823)	5,661
Secured contingent payment obligation, end of period	$24,734	$25,557

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to Brickell Key Investments, LP ("Brickell") under a February 2016 funding agreement, as amended in May 2016, December 2017, April 2018, September 2018 and December 2018. Under the agreement, as of June 30, 2019, we have received aggregate proceeds of $18.0 million in exchange for Brickell’s right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions. To date, we have repaid an aggregate of $3.3 million to Brickell from patent enforcement proceeds.

Brickell is entitled to priority payment of 100% of proceeds received from patent-related actions until such time that Brickell has been repaid in full. After repayment of the funded amount, Brickell is entitled to a portion of remaining proceeds up to a specified minimum return which is determined as a percentage of the funded amount and varies based on the timing of repayment. In addition, Brickell is entitled to a pro rata portion of proceeds from specified legal actions to the extent aggregate proceeds from those actions exceed the specified minimum return.

Brickell holds a senior security interest in the majority of our assets until such time as the specified minimum return is paid, in which case, the security interest will be released except with respect to the patents and proceeds related to specific legal actions. The security interest is enforceable by Brickell in the event that we are in default under the agreement which would occur if (i) we fail, after notice, to pay proceeds to Brickell, (ii) we become insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to us, (iii) our creditors commence actions against us (which are not subsequently discharged) that affect our material assets, (iv) we, without Brickell’s consent, incur indebtedness other than immaterial ordinary course indebtedness, or (v) there is an uncured non-compliance of our obligations or misrepresentations under the agreement. As of June 30, 2019, we are in compliance with our obligations under this agreement.

We have elected to measure our secured contingent payment obligation at fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods. The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the condensed consolidated statements of comprehensive loss until the contingency is resolved. As of June 30, 2019, the fair value of the obligation is estimated to be approximately $24.7 million (see Note 10).

10. Fair Value Measurements

The following tables summarize the fair value of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019:
Liabilities:
Secured contingent payment obligation	$24,734	$-	$-	$24,734

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018:
Liabilities:
Secured contingent payment obligation	$25,557	$-	$-	$25,557

The fair value of our secured contingent payment obligation was estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate. We used a risk-adjusted discount rate of 15.75% at June 30, 2019, based on a risk-free rate of 1.75% as adjusted by 8% for credit risk and 6% for litigation inherent risk. At December 31, 2018, we used a risk-adjusted discount rate of approximately 16.5%, based on a two year risk-free rate of approximately 2.5% as adjusted by 8% for credit risk and 6% for litigation inherent risk.  The contingent payment obligation does not have a fixed duration; however, our cash flow projections assume a remaining duration ranging from approximately one to three years with an average duration of 2.5 years. The cash outflows could potentially range from $0 to $50.2 million through 2021 with a weighted average outflow of approximately $36.3 million. We evaluate the estimates and assumptions used in determining the fair value of our secured contingent payment obligation each reporting period and make any adjustments prospectively based on those evaluations. Changes in any of these Level 3 inputs could result in a higher or lower fair value measurement.

11. Legal Proceedings

From time to time, we are subject to legal proceedings and claims which arise in the ordinary course of our business. These proceedings include patent enforcement actions initiated by us against others for the infringement of our technologies, as well as proceedings brought by others against us at the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (“PTAB”) and in the Federal Patent Court in Germany in an attempt to invalidate certain of our patent claims. We have several patent enforcement actions in Germany which has a “loser pay” system whereby the non-prevailing party is responsible for statutory attorney fees and costs. To the extent a loss is probable and reasonably estimable as of the balance sheet date, the estimated loss is recorded in the accompanying condensed statements of comprehensive loss and included in current liabilities under the heading “statutory court costs” in the condensed consolidated balance sheets. The accompanying condensed statements of comprehensive loss for the three and six months ended June 30, 2019 exclude any charges related to probable losses that arose after the date of these financial statements. There is at least a reasonable possibility of an unfavorable outcome in any one or more of our legal proceedings that could result in expenses in the aggregate that could have a material unfavorable impact on our results of operations as more fully discussed below.

ParkerVision v. Qualcomm and HTC (Middle District of Florida)
We have a patent infringement complaint pending in the Middle District of Florida against Qualcomm and Qualcomm Atheros, Inc. (collectively “Qualcomm”), and HTC (HTC Corporation and HTC America, Inc.) (the “Qualcomm Action”) seeking unspecified damages and injunctive relief for infringement of certain of our patents. Certain of the defendants have filed counterclaims against us for non-infringement and invalidity for all patents in the case. A claim construction hearing was held in August 2015 but no ruling on claim construction has been issued by the court. In February 2016, the court granted the parties’ joint motion to stay these proceedings until resolution of proceedings at the International Trade Commission (“ITC”). In May 2017, the stay of these proceedings was continued pending an appeal of certain PTAB decisions with regard to our U.S. Patent 6,091,940 (“the ‘940 Patent”). In September 2018, the Federal Circuit issued its decision in the appeal of the ‘940 Patent. Accordingly, in January 2019, the court lifted the stay. In July 2019, the court issued an order that granted our proposed selection of patent claims from four asserted patents, including the ‘940 Patent, and denied Qualcomm’s request to limit the claims and patents. The court also agreed that we may elect to pursue accused products that were at issue at the time the case was stayed, as well as new products that were released by Qualcomm during the pendency of the stay.  A case management schedule has been submitted by the parties with a proposed trial date of December 2020.

ParkerVision v. Apple and Qualcomm (Middle District of Florida)
In December 2015, we filed a patent infringement complaint in the Middle District of Florida against Apple, LG, Samsung and Qualcomm alleging infringement of four of our patents. In February 2016, the district court proceedings were stayed pending resolution of the corresponding case filed at the ITC. In July 2016, we entered into a patent license and settlement agreement with Samsung and, as a result, Samsung was dismissed from the district court action. In March 2017, we filed a motion to terminate the ITC proceedings and a corresponding motion to lift the stay in the district court case. This motion was granted in May 2017. In July 2017, we filed a motion to dismiss LG from the district court case (see ParkerVision v. LG below). Also in July 2017, Qualcomm filed a motion to change venue to the southern district of California and Apple filed a motion to dismiss for improper venue. In March 2018, the district court ruled against the Qualcomm and Apple motions. The parties also filed a joint motion in March 2018 to eliminate three of the four patents in the case in order to expedite proceedings leaving our U.S. patent 9,118,528 as the only remaining patent in this case. A claim construction hearing was held on August 31, 2018. In July 2019, the court issued its claim construction order in which the court adopted our proposed claim construction for two of the six terms and the “plain and ordinary meaning” on the remaining terms. In addition, the court denied a motion filed by Apple for summary judgment. A case management schedule has been submitted by the parties with a proposed trial date of August 2020.

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

ParkerVision v. LG Electronics (Munich, Germany)
In June 2016, we filed a complaint in Munich District Court against LG Electronics Deutschland GmbH, a German subsidiary of LG Electronics, Inc. (“LGE”) seeking damages and injunctive relief for the alleged infringement of the German part of our European patent 1 206 831 (“the ‘831 Patent”). A hearing in this case was held in November 2016 at which time the court concluded that certain LGE products using Qualcomm RF circuitry infringe our patent. The final decision in this case was stayed pending resolution of the corresponding nullity, or validity, action filed by Qualcomm in the German Federal Patent Court in Munich (see Qualcomm v. ParkerVision below). In October 2018, we received an unfavorable decision in the nullity case for which we filed an appeal. In July 2019, we withdrew our appeal. As a result, we are subject to a claim for reimbursement of statutory attorney’s fees and costs in this case. We estimate a claim of approximately $0.06 million which we have accrued in the accompanying condensed consolidated financial statements as the loss is considered probable as of June 30, 2019. We have posted a bond to cover this cost which is included in “Prepaid expenses” in the accompanying condensed consolidated balance sheets.

ParkerVision v. Apple (Munich, Germany) - the Apple I case
In October 2016, we filed a complaint in Munich District Court against Apple, Inc., Apple Distribution International, and Apple Retail Germany B.V. & Co. KG (collectively “Apple”) seeking damages and injunctive relief for the alleged infringement of the ‘831 Patent (the “Apple I Case”). In February 2017, we amended our complaint adding the infringement of a second German patent and alleging infringement by Apple devices that incorporate an Intel transceiver chip. The Munich Regional Court bifurcated the new claims into a second case (see ParkerVision v. Apple - the Apple II case below). A hearing was held in May 2017 in the Apple I Case. In June 2017, the court deferred its ruling pending the decision from the German Federal Patent Court in the validity action filed by Qualcomm (see Qualcomm v. ParkerVision below). In October 2018, we received an unfavorable decision in the nullity case for which we filed an appeal which we subsequently withdrew. We opted not to post a bond to cover the potential statutory costs in this case. As a result, in March 2019, the district court declared the complaint withdrawn, a decision we opted not to appeal. Accordingly, we are subject to a claim for reimbursement of statutory attorney’s fees and costs of approximately $0.12 million, which is accrued in the accompanying condensed consolidated financial statements as the loss is considered probable as of June 30, 2019.

Qualcomm v. ParkerVision - Federal Patent Court in Germany (as appealed to the German Supreme Court)
In August 2016, Qualcomm filed a validity action in Federal Patent Court in Germany against the ’831 Patent. The outcome of this validity action impacts our German patent infringement cases against LGE and Apple as discussed above. On October 17, 2018, following an oral hearing, the court ruled that the ‘831 Patent was invalid. Based on the October 2018 decision from the federal court, we recorded a contingent loss of $0.11 million for the estimated statutory fees and costs in this case as of December 31, 2018. In January 2019, we appealed this decision to the German Supreme Court, but withdrew our appeal in July 2019.

ParkerVision v. Apple (Munich, Germany) - the Apple II case
The Apple II case seeks damages and injunctive relief for the alleged infringement of the German part of our European patent 1 135 853 (“the ‘853 Patent”). A preliminary hearing was held in November 2017. Subsequent to the hearing, the court requested that we supplement certain elements of the infringement claims against Apple devices. In May 2018, we filed our supplemental briefs as requested by the court. In October 2018, we also filed a supplemental expert report. The court appointed an expert in this case and a hearing was held in March 2019 for purposes of providing expert testimony. The court ruled in April 2019 that Apple does not infringe our ‘853 Patent. We did not appeal this decision. As a result, we are subject to a claim for reimbursement of statutory attorney’s fees and costs in this case. We estimate a claim of approximately $0.13 million which we have accrued in the accompanying condensed consolidated financial statements as the loss is considered probable as of June 30, 2019. We have posted a bond to cover this cost which is included in “Prepaid expenses” in the accompanying condensed consolidated balance sheets.

Intel v. ParkerVision (Federal Patent Court in Germany)
In August 2017, Intel filed a nullity action in German Federal Patent Court claiming invalidity of the ‘853 Patent that is the subject of the Apple II case. If the ‘853 Patent is declared invalid, we may be subject to a claim for reimbursement of statutory attorney fees and costs in this case which we currently estimate will not exceed $0.1 million. No dates have yet been set in this nullity action, and the accompanying condensed consolidated financial statements do not include any accrual for a loss contingency in this case as a loss is not considered probable.

12. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2018 Annual Report.

The following table presents share-based compensation expense included in our condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development expenses	$-	$50	$5	$115
Selling, general and administrative expenses	48	298	110	596
Total share-based compensation expense	$48	$348	$115	$711

13. Subsequent Events

In July 2019, we sold convertible notes for aggregate proceeds of $0.75 million to accredited investors.  The notes mature five years from the date of issuance. The first tranche of notes with a face value of $0.05 million are convertible, at the holders’ option, into shares of our common stock at a fixed conversion price of $0.10 per share and bear interest at a stated rate of 8% per annum. The second tranche of notes with an aggregate face value of $0.7 million are convertible, at the holders’ option, into shares of our common stock at $0.08 per share and bear interest at a stated rate of 7.5% per annum.  Interest is payable quarterly, and we may elect, subject to certain equity conditions, to pay interest in cash, shares of our common stock, or a combination thereof.  In addition, we issued a warrant for the purchase of 1.8 million shares of our common stock at an exercise price of $0.10 per share to Park Consultants LLC ("Park") as a nonrefundable retainer for services for a period of 18 months valued at approximately $0.2 million.  The warrant is immediately exercisable and expires in July 2024.  Park is providing advisory services with regard to our future business strategies.

In August 2019, our board of directors ("Board") adopted the 2019 Long-Term Incentive Plan (the "2019 Plan") to enable us to offer equity-based compensation to our employees, officers, directors and consultants who have been, are, or will be important to our success.  Subject to authorization of sufficient shares for issuance by our stockholders, 12 million shares will be reserved for issuance under the 2019 Plan.  In addition, the Board approved the grant of two-year nonqualified stock options, with an exercise price of $0.17 per share, vesting in 8 equal quarterly installments commencing September 1, 2019, provided that such options will not be exercisable unless and until we have sufficient authorized unissued shares or treasury shares available for such exercise.  Each of our three non-employee directors were granted an option to purchase 800,000 shares, Jeffrey Parker, our Chief Executive Officer, was granted an option to purchase 6,000,000 shares, Cynthia Poehlman, our Chief Financial Officer, was granted an option to purchase 1,000,000 shares,  Gregory Rawlins, our Chief Technical Officer, was granted an option to purchase 750,000 shares and one additional key employee was granted an option to purchase 400,000 shares.  The aggregate grant-date fair value of the awards, totaling approximately $1.5 million, will be recognized as share-based compensation expense over the two-year life of the awards.

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

Corporate Website

We announce investor information, including news and commentary about our business, financial performance and related matters, SEC filings, notices of investor events, and our press and earnings releases, in the investor relations section of our website (http://www.parkervision.com/investor-relations). Investors and others can receive notifications of new information posted in the investor relations section in real time by signing up for email alerts and/or RSS feeds. Further corporate governance information, including our governance guidelines, board committee charters, and code of conduct, is also available in the investor relations section of our website under the heading “Corporate Governance.” The content of our website is not incorporated by reference into this quarterly report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

We restructured our operations during the third quarter of 2018 in order to reduce operating expenses in light of our limited capital resources. Our primary business strategy is to support the investments we have made in developing and protecting our technologies by focusing on our patent enforcement program. We have made significant investments in developing and protecting our technologies and products, the returns on which are dependent upon the generation of future revenues for realization. We expect to sell or otherwise exit the Milo product operations in the third quarter of 2019 and intend to focus our resources solely on licensing and enforcement of our wireless technologies. During the second quarter of 2019, we ceased all research and development efforts and, where applicable, repurposed resources to support our patent enforcement and Milo sales and support efforts.

Recent Developments

Legal Proceedings
In April 2019, the district court in Munich, Germany issued a ruling in ParkerVision v. Apple II  that the Apple products do not infringe our ‘853 Patent. We have opted not to appeal this decision. In addition, in July 2019, we withdrew our January 2019 appeal to the German Supreme Court in the Qualcomm v. ParkerVision nullity action which will result in dismissal of our infringement cases against Apple (ParkerVision v. Apple I) and LG (ParkerVision v. LG Electronics).  We have accrued approximately $0.4 million for estimated statutory court costs that may be assessed against us in these cases.  Approximately 45% of these estimated losses will be covered by bonds that we have posted in these cases.

In July 2019, the district court for the Middle District of Florida (Orlando division) issued a ruling denying Qualcomm’s request to limit the claims and patents in ParkerVision v. Qualcomm and HTC. The court also agreed that we may elect to pursue accused products that were at issue at the time the case was stayed, as well as new products that were released by Qualcomm during the pendency of the stay.  A trial date of December 2020 has been proposed by the parties.

In July 2019, the district court in the Middle District of Florida (Jacksonville division) issued its claim construction order in ParkerVision v. Apple and Qualcomm which has been pending since an August 31, 2018 claim construction hearing. The court’s claim construction order adopted our proposed construction for two of the six disputed terms and the “plain and ordinary meaning” on the remaining terms. In addition, the court denied Apple’s motion for summary judgement.

Refer to Note 11 in the condensed consolidated financial statements for a discussion of the background of these and other pending patent litigation.

Debt Financings
In February and March 2019, we sold an aggregate of $1.3 million in convertible promissory notes to accredited investors. In June 2019 we sold an additional $0.3 million in convertible promissory notes to accredited investors. The notes are convertible, at the option of the holder, into shares of our common stock at a fixed conversion price of $0.25 per share for the February and March notes and $0.10 per share for the June notes. The notes pay interest quarterly at a rate of 8% per annum and we may elect to pay such interest in cash or shares, subject to certain equity conditions.  In addition, in May and June 2019, we entered into short-term promissory notes with accredited investors for aggregate proceeds of approximately $0.23 million.  The notes are unsecured, bear interest at a rate of 18% per annum, and mature at the earlier of 90 days following the issuance date or upon our receipt of additional litigation financing.  Refer to Note 9 to the condensed consolidated financial statements for a complete discussion of the terms of these financings.

In addition, in July 2019, we sold convertible notes for aggregate proceeds of $0.75 million to accredited investors.  The first tranche of notes with a face value of $0.05 million is convertible, at the holders’ option, into shares of our common stock at a fixed conversion price of $0.10 per share and bear interest at a stated rate of 8% per annum. The second tranche of notes with an aggregate face value of $0.7 million is convertible, at the holders’ option, into shares of our common stock at $0.08 per share and bear interest at a stated rate of 7.5% per annum.

Consulting Agreements
In June 2019, we entered into a consulting agreement with Mark Fisher to act as special advisor to our chief executive officer with regard to our future business strategies.  As consideration for services provided under the six-month term of the agreement, we issued 625,000 shares of common stock, valued at approximately $0.06 million, as a nonrefundable retainer.   In July 2019, we engaged an additional consultant, Park Consultants LLC ("Park"), to act in an advisory capacity over an 18-month term.  As consideration for services, we granted Park a warrant for the purchase of 1.8 million shares of our common stock at an exercise price of $0.10 per share, valued at approximately $0.2 million, as a nonrefundable retainer.  The warrant is immediately exercisable and expires in July 2024.

Share-based Compensation
In August 2019, our board of directors ("Board") adopted the 2019 Long-term Incentive Plan (the "2019 Plan") to enable us to offer equity-based compensation to our employees, officers, directors and consultants who have been, are, or will be important to our success.  Subject to authorization of sufficient shares for issuance by our stockholders, 12 million shares will be reserved for issuance under the 2019 Plan. In addition, the Board authorized the grant of two-year nonqualified stock options, with an exercise price of $0.17 per share, vesting in 8 equal quarterly installments commencing September 1, 2019, provided that such options shall not be exercisable unless or until we have sufficient authorized unissued shares or treasury shares available for such exercise. Each of our three non-employee directors were granted an option to purchase 800,000 shares, Jeffrey Parker, our chief executive officer, was granted an option to purchase 6,000,000 shares, Cynthia Poehlman, our chief financial officer, was granted an option to purchase 1,000,000 shares, Gregory Rawlins, our chief technical officer, was granted an option to purchase 750,000 shares and one additional key employee was granted an option to purchase 400,000 shares.   The aggregate grant-date fair value of the awards, totaling approximately $1.5 million, will be recognized as share-based compensation expense over the two-year life of the awards.

Liquidity and Capital Resources

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from debt and equity financings to fund our operations, including the cost of litigation.  We used cash for operations of approximately $2.6 million and $6.1 million for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, we had a working capital deficit of approximately $4.2 million and we had an accumulated deficit of approximately $396.0 million. These circumstances raise substantial doubt about our ability to continue to operate as a going concern within one year following the issue date of our condensed consolidated financial statements. The $3.5 million decrease in cash used for operations year over year is primarily the result of the restructuring of our operations in the third quarter of 2018 and ongoing cost reduction measures.

For the six months ended June 30, 2019, we received aggregate net proceeds of approximately $1.64 million in proceeds from the sale of convertible promissory notes and $0.23 million for the issuance of short-term notes.  Of these proceeds, $0.15 million was used for retention payments to legal counsel engaged to assist in a wide range of activities that include our past, current and potential future litigation actions. The remaining proceeds were used to fund our operations

At June 30, 2019, we had cash and cash equivalents of approximately $0.1 million. Our Milo product line has not generated expected revenues to date and the amount and timing of proceeds from our patent enforcement actions, if any, is difficult to predict. Although we have made significant reductions in our operating costs, we will need additional working capital to fund our operations and meet our debt repayment obligations.

In July 2019, we sold additional convertible notes for aggregate proceeds of $0.75 million. We are exploring additional financing opportunities for both our short and long-term capital needs. These financing opportunities may include debt, convertible debt, common or preferred equity offerings, additional litigation financing, or a combination thereof. There can be no assurance that we will be able to consummate a financing transaction or that the terms of such financing will be on terms and conditions that are acceptable.

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

Results of Operations for Each of the Three and Six Months Ended June 30, 2019 and 2018

Revenue and Gross Margin
We reported no licensing revenue for the three and six-month periods ended June 30, 2019 or 2018. Although we do anticipate licensing revenue and/or settlement gains to result from our licensing and patent enforcement actions, the amount and timing is highly unpredictable and there can be no assurance that we will achieve our anticipated results.

We reported product revenue of approximately $0.03 million and $0.04 million for the three and six-month periods ended June 30, 2019, respectively, and $0.04 million and $0.12 million for the three and six-month periods ended June 30, 2018, respectively, from sales of our Milo-branded WiFi products. Gross margins for the Milo product sales, before inventory impairment charges, were 0% and 18%, respectively, for the three months ended June 30, 2019 and 2018 and 0% and 27%, respectively, for the six months ended June 30, 2019 and 2018.  The decrease in product margins, before inventory impairment charges, is the result of reduced selling prices.  Our revenues from Milo products to date have fallen short of our projections, and we have limited resources to deploy toward increasing consumer awareness of our products. As a result, we expect to sell or otherwise dispose of the Milo product line in 2019.

Research and Development Expenses
Research and development expenses consist primarily of engineering and related management and support personnel costs; fees for outside engineering design services which we use from time to time to supplement our internal resources; depreciation expense related to our assets used in product development; prototype production and materials costs; software licensing and support costs, which represent the annual licensing and support maintenance for engineering design and other software tools; and rent and other overhead costs. Personnel costs include share-based compensation amounts which have been determined based on the grant date fair value of equity-based awards to our employees and then recorded to expense over the vesting period of the award.  Subsequent to March 31, 2019, we halted all research and development efforts and, where applicable, repurposed prior engineering resources to support our patent enforcement programs or our Milo sales and support.

Our research and development expenses decreased approximately $1.0 million, or 100.0%, during the three months ended June 30, 2019 when compared to the same three-month period in 2018. The decrease is primarily the result of a $0.5 million reduction in personnel costs and a $0.1 million decrease in outside consulting fees as a result of the Milo product cost reduction measures since the third quarter of 2018.  Additionally, research and development expenses decreased approximately $0.2 million due to personnel and related costs being repurposed for selling, general and administrative purposes including litigation support and Milo sales and support.

Our research and development expenses decreased approximately $1.5 million, or 82.2%, during the six months ended June 30, 2019 when compared to the same period in 2018. This decrease is primarily the result of a $0.9 million reduction in personnel costs, including a $0.1 million decrease in share-based compensation expense, and a $0.2 million decrease in consulting fees. Additionally, research and development expenses decreased approximately $0.2 million due to personnel being repurposed for selling, general and administrative purposes including litigation support and Milo sales and support.

The reductions in personnel costs for the three and six month periods is a result of the closure of our Lake Mary design facility in the third quarter of 2018 along with reductions in engineering executive and key employee compensation during that same period.  The reduction in consulting fees for the three and six month periods is the result of cost reduction efforts pertaining to our Milo product operations commencing in the third quarter of 2018.

Selling, General, and Administrative Expenses
Selling, general and administrative expenses consist primarily of executive, director, sales and marketing, and finance and administrative personnel costs, including share-based compensation, and costs incurred for advertising, insurance, shareholder relations and outside legal and professional services, including litigation expenses.

Our selling, general and administrative expenses decreased by approximately $1.1 million, or 36.2%, during the three months ended June 30, 2019 when compared to the same period in 2018. This is primarily the result of a $0.6 million decrease in personnel and related costs, including a decrease in share-based compensation expense of approximately $0.2 million, a decrease in marketing and other business consulting fees of approximately $0.2 million, and decreases in noncash amortization expense, travel costs, board compensation, and Milo product advertising costs of approximately $0.1 million each.  These decreases are partially offset by a loss recognized on the disposal of certain patent assets of approximately $0.2 million.

Our selling, general and administrative expenses decreased by approximately $1.9 million, or 31.8%, during the six months ended June 30, 2019 when compared to the same period in 2018. This is primarily due to a $1.3 million decrease in personnel and related expense, including a decrease in share-based compensation expense of approximately $0.5 million, a decrease in marketing and other consulting fees of approximately $0.5 million, a decrease in noncash amortization expense of approximately $0.2 million,  a decrease in travel costs and board compensation of approximately $0.1 million each, and a decrease in Milo product advertising costs of approximately $0.4 million. These decreases are somewhat offset by a loss on disposal of certain patents of approximately $0.2 million, and an increase in litigation-related fees and expenses of approximately $0.8 million.

The decrease in personnel costs for the three and six-month periods ended June 30, 2019 is primarily the result of the reduction in personnel and executive compensation as part of our recent cost reduction measures, somewhat offset by the repurposing of engineering personnel for litigation support and Milo sales support. Share-based compensation expense decreased for both the three and six month periods during 2019 when compared to the same periods in 2018 as a result of lower stock prices and longer vesting periods for new awards when compared to prior year awards.  The decreases in our marketing consulting fees, travel costs and Milo product advertising for both the three and six month periods is a result of our cost reduction measures that commenced in the third quarter of 2018.

The decrease in noncash amortization expense for the three and six month periods ended June 30, 2019 is the result of the expiration and/or abandonment of a number of our patents and patent applications since the third quarter of 2018.

The decrease in board compensation for the three and six month periods ended June 30, 2019 is a result of our board restructuring in the third quarter of 2018 and the waiver of any cash fees for board or committee service by our nonemployee directors.

The increase in litigation related fees and expenses for the six months ended June 30, 2019 is primarily the result of fees and expenses incurred to support our German litigation, including accruals for statutory court costs as a result of unfavorable court decisions.

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

For the three and six months ended June 30, 2019, we recorded decreases in the fair value of our secured contingent payment obligation of approximately $0.4 million and $0.8 million, respectively compared to increases in fair value of approximately $0.5 million and $1.0 million for the same periods in 2018. The changes in fair value are a result of changes in estimated amounts and timing of projected future cash flows due to increases in funded amounts, passage of time, and changes in the probabilities based on the status of the funded actions.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of June 30, 2019, we had outstanding warrants to purchase approximately 11.7 million shares of our common stock, including pre-funded warrants to purchase 1.4 million shares of our common stock at an exercise price of $0.01 per share. The estimated grant date fair value of these warrants of approximately $1.5 million is included in shareholders’ deficit in our condensed consolidated balance sheets. The outstanding warrants have a weighted average exercise price of $0.45 per share and a weighted average remaining life of approximately 4.2 years.

Contractual Obligations

Changes to our contractual obligations from those included in our 2018 Annual Report are discussed in Note 9 to our unaudited condensed consolidated financial statements included in this quarterly report, which discussion is incorporated herein by reference.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2019.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February and March 2019, we entered into purchase agreements with accredited investors which provide for the sale of convertible notes with an aggregate face value of $1.3 million. The outstanding principal and interest accrued on the notes are convertible at any time and from time to time by the holders into shares of our common stock at a fixed conversion price of $0.25 per share. Any unconverted, outstanding principal amount is payable in cash on the five-year anniversary of the issuance date of the notes. The shares underlying the convertible note transactions were registered on a Form S-1 registration statement that was declared effective on April 19, 2019 (File No. 333-230888).

In June 2019, we entered into purchase agreements with accredited investors which provide for the sale of convertible notes with an aggregate face value of $0.34 million. The outstanding principal and interest accrued on the notes are convertible at any time and from time to time by the holders into shares of our common stock at a fixed conversion price of $0.10 per share. Any unconverted, outstanding principal amount is payable in cash on the five-year anniversary of the issuance date of the notes. We have agreed to file a registration statement on a Form S-1 within 75 days of the issuance date of the notes to register the shares underlying the convertible notes.

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

10.3
Registration Rights Agreement between Registrant and Holders of Convertible Notes dated February 28, 2019 (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed March 4, 2019)

10.4	List of Holders of Convertible Notes dated February 28, 2019 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed March 4, 2019)

10.5	Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated March 13, 2019 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed March 14, 2019)

10.6	Registration Rights Agreement between Registrant and Holders of Convertible Notes dated March 13, 2019 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed March 14, 2019)

10.7	Form of Convertible Promissory Note dated March 13, 2019 (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed March 14, 2019)

10.8	List of Holders of Convertible Notes dated March 13, 2019 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed March 14, 2019)

10.9	Securities Purchase Agreement between Registrant and Mark Fisher filed June 13, 2019 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K dated June 13, 2019)

10.10	Secured Note Agreement dated June 7, 2019 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K dated June 13, 2019)

10.11	Registration Rights Agreement between Registrant and Holder of Convertible Note (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K dated June 13, 2019)

10.12	Security Agreement dated June 7, 2019 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K dated June 13, 2019)

10.13	Consulting Agreement dated June 7, 2019 (incorporated by reference from Exhibit 10.5 of Current Report on Form 8-K dated June 7, 2019)

10.14
Form of Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated June 19, 2019 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed June 25, 2019)

10.15	Form of Convertible Promissory Note dated June 19, 2019 (incorporated by reference from Exhibit 10.2 of Current Report on Form 10-K filed June 25, 2019)

10.16	Form of Registration Rights Agreement between Registrant and Holders of Convertible Notes (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K dated June 25, 2019)

10.17	List of Holders of Convertible Notes dated June 19, 2019 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K dated June 25, 2019)

31.1	Section 302 Certification of Jeffrey L. Parker, CEO*

31.2	Section 302 Certification of Cynthia L. Poehlman, CFO*

32.1	Section 906 Certification*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.
Registrant

August 14, 2019	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 14, 2019	By:	/s/Cynthia L. Poehlman
Cynthia L. Poehlman
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)