Form 10-Q
period 2019-09-30
PARKERVISION INC
filed 2019-11-14
CIK 914139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period September 30, 2019
or

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

As of November 8, 2019, 33,610,994 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

PARKERVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except par value data)

	September 30,	December 31,
	2019	2018
CURRENT ASSETS:
Cash and cash equivalents	$130	$1,527
Accounts receivable, net	-	2
Finished goods inventories, net	21	98
Prepaid expenses	726	538
Other current assets	1	55
Held for sale assets	50	65
Total current assets	928	2,285

Property and equipment, net	84	129
Operating lease right-of-use assets	311	-
Intangible assets, net	3,174	3,902
Other assets, net	16	15
Total assets	$4,513	$6,331

CURRENT LIABILITIES:
Accounts payable	$1,834	$655
Accrued expenses:
Salaries and wages	104	122
Professional fees	571	379
Statutory court costs	363	114
Other accrued expenses	551	563
Related party note payable, current portion	139	37
Unsecured notes payable	225	-
Secured notes payable	1,600	2,400
Operating lease liabilities, current portion	262	86
Total current liabilities	5,649	4,356

LONG-TERM LIABILITIES:
Secured contingent payment obligation	24,802	25,557
Convertible notes, net	2,711	837
Related party note payable, net of current portion	732	799
Operating lease liabilities, net of current portion	339	91
Other long term liabilities	-	1
Total long-term liabilities	28,584	27,285
Total liabilities	34,233	31,641

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $.01 par value, 75,000 shares authorized, 33,509 and 28,677 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	335	287
Warrants outstanding	1,330	1,810
Additional paid-in capital	366,720	364,885
Accumulated deficit	(398,105)	(392,292)
Total shareholders' deficit	(29,720)	(25,310)
Total liabilities and shareholders' deficit	$4,513	$6,331
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Product revenue	$35	$13	$70	$128
Cost of sales	(35)	(12)	(70)	(96)
Inventory impairment charge	-	(975)	-	(1,017)
Gross margin	-	(974)	-	(985)

Research and development expenses	-	685	334	2,560
Selling, general and administrative expenses	1,950	2,522	5,957	8,401
Restructuring charges	-	607	-	607
Total operating expenses	1,950	3,814	6,291	11,568

Interest and other income	3	-	3	2
Interest expense	(104)	(24)	(242)	(58)
Change in fair value of secured contingent payment obligation	(68)	(26)	755	(1,013)
Total interest and other	(169)	(50)	516	(1,069)

Net loss	(2,119)	(4,838)	(5,775)	(13,622)

Other comprehensive loss, net of tax	-	-	-	-

Comprehensive loss	$(2,119)	$(4,838)	$(5,775)	$(13,622)

Basic and diluted net loss per common share	$(0.07)	$(0.19)	$(0.19)	$(0.59)

Weighted average common shares outstanding	32,012	25,997	30,706	23,282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(UNAUDITED)
(in thousands)

	Common Stock, Par Value	Warrants Outstanding	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2018	$287	$1,810	$364,885	$(392,292)	$(25,310)
Cumulative effect of change in accounting principle	-	-	-	(38)	(38)
Issuance of common stock upon exercise of warrants	15	(357)	357	-	15
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	4	-	76	-	80
Share-based compensation, net of shares withheld for taxes	-	-	67	-	67
Comprehensive loss for the period	-	-	-	(2,094)	(2,094)
Balance as of March 31, 2019	306	1,453	365,385	(394,424)	(27,280)
Issuance of common stock for services	6	-	54	-	60
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	5	-	43	-	48
Share-based compensation, net of shares withheld for taxes	-	-	48	-	48
Comprehensive loss for the period	-	-	-	(1,562)	(1,562)
Balance as of June 30, 2019	317	1,453	365,530	(395,986)	(28,686)
Issuance of common stock upon exercise of warrants	14	(303)	303	-	14
Issuance of warrants for services	-	180	-	-	180
Issuance of convertible debt with beneficial conversion feature			550		550
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	4	-	51	-	55
Share-based compensation, net of shares withheld for taxes	-	-	286	-	286
Comprehensive loss for the period	-	-	-	(2,119)	(2,119)
Balance as of September 30, 2019	$335	$1,330	$366,720	$(398,105)	$(29,720)

	Common Stock, Par Value	Warrants Outstanding	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2017	$212	$826	$359,141	$(371,423)	$(11,244)
Issuance of common stock and warrants in public and private offerings, net of issuance costs	25	-	2,227	-	2,252
Share-based compensation, net of shares withheld for taxes	1	-	362	-	363
Comprehensive loss for the period	-	-	-	(4,290)	(4,290)
Balance as of March 31, 2018	238	826	361,730	(375,713)	(12,919)
Expiration of warrants	-	(491)	491	-	-
Issuance of common stock and warrants in public and private offerings, net of issuance costs	20	-	1,103	-	1,123
Share-based compensation, net of shares withheld for taxes	1	-	347	-	348
Comprehensive loss for the period	-	-	-	(4,494)	(4,494)
Balance as of June 30, 2018	259	335	363,671	(380,207)	(15,942)
Issuance of common stock and warrants in public and private offerings, net of issuance costs		1,950	(48)		1,902
Issuance of convertible debt with beneficial conversion feature			442		442
Share-based compensation, net of shares withheld for taxes	3		183		186
Comprehensive loss for the period				(4,838)	(4,838)
Balance as of September 30, 2018	$262	$2,285	$364,248	$(385,045)	$(18,250)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,775)	$(13,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	604	947
Share-based compensation	401	911
Noncash lease expense	252	-
Change in fair value of secured contingent payment obligation	(755)	1,013
Loss on disposal of equipment and other assets	220	356
Inventory impairment charges	-	1,017
Changes in operating assets and liabilities:
Accounts receivable	2	24
Finished goods inventories	77	(217)
Prepaid expenses and other assets	105	(17)
Accounts payable and accrued expenses	1,759	413
Operating lease liabilities and deferred rent	(184)	109
Total adjustments	2,481	4,556
Net cash used in operating activities	(3,294)	(9,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption of available-for-sale securities	-	26
Proceeds from sale of property and equipment	27	4
Purchases of property and equipment	(5)	(5)
Payments for patent costs and other intangible assets	(18)	(6)
Net cash provided by investing activities	4	19

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants in public and private offerings	-	5,277
Net proceeds from exercise of options and warrants	29	-
Net proceeds from debt financings	2,665	2,819
Principal payments on long-term debt	(800)	(121)
Principal payments on finance lease obligation	(1)	(1)
Shares withheld for payment of taxes	-	(14)
Net cash provided by financing activities	1,893	7,960

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,397)	(1,087)

CASH AND CASH EQUIVALENTS, beginning of period	1,527	1,354

CASH AND CASH EQUIVALENTS, end of period	$130	$267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Description of Business

ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH (collectively “ParkerVision”, “we” or the “Company”) is in the business of innovating fundamental wireless technologies and products. We have designed and developed proprietary radio frequency (“RF”) technologies and integrated circuits for use in wireless communication products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States and certain foreign jurisdictions. We believe certain patents protecting our proprietary technologies have been broadly infringed by others, and therefore our primary business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts. We have made significant investments in developing and protecting our technologies and products, the returns on which are dependent upon the generation of future revenues for realization.

We have also designed and developed a distributed WiFi product line for consumers and small businesses marketed under the brand name Milo®. We restructured our operations during the third quarter of 2018 in order to reduce operating expenses in light of our limited capital resources. Accordingly, we significantly reduced our ongoing investment in the Milo product. In early 2019, we ceased our ongoing research and development efforts and, where applicable, repurposed resources to support our patent enforcement and product sales and support efforts. We expect to close the Milo product operations in the fourth quarter of 2019 and further reduce our operating costs.

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

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from debt and equity financings to fund our operations, including the cost of litigation. For the nine months ended September 30, 2019, we incurred a net loss of approximately $5.8 million and negative cash flows from operations of approximately $3.3 million. At September 30, 2019, we had a working capital deficit of approximately $4.7 million and we had an accumulated deficit of approximately $398.1 million. These circumstances raise substantial doubt about our ability to continue to operate as a going concern within one year following the issue date of these condensed consolidated financial statements.

For the nine months ended September 30, 2019, we received aggregate net proceeds of approximately $2.44 million from the sale of convertible promissory notes and $0.23 million for the issuance of short-term notes. At September 30, 2019, we had cash and cash equivalents of approximately $0.1 million. Our Milo product line has not generated expected revenues to date and we expect to discontinue sales of the Milo product in the fourth quarter of 2019. The amount and timing of proceeds from our patent enforcement actions, if any, is difficult to predict. Although we have made significant reductions in our operating costs, we will need additional working capital to fund our operations.

In October 2019, we engaged an additional law firm to support ongoing litigation as well as explore additional patent enforcement actions. This firm will support the litigation on a full contingent basis, including advancement of out-of-pocket costs incurred by us to support litigation efforts. In addition, we are exploring financing opportunities for both our short and long-term capital needs. These financing opportunities may include debt, convertible debt, common or preferred equity offerings, additional litigation financing, or a combination thereof. There can be no assurance that we will be able to consummate a financing transaction or that the terms of such financing will be on terms and conditions that are acceptable.

Our ability to meet our liquidity needs for the next twelve months is dependent upon one or more of (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations; and/or (ii) our ability to obtain additional debt or equity financing. We expect that revenue generated from patent enforcement actions and technology licenses over the next twelve months may not be sufficient to cover our working capital requirements. In the event we do not generate sufficient revenues to cover our operational costs and contingent repayment obligations, we will be required to use available working capital and/or raise additional working capital through the sale of equity securities or other financing arrangements.

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

3. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the period ended September 30, 2019 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or future years. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

The year-end condensed consolidated balance sheet data was derived from the audited consolidated financial statements for the year ended December 31, 2018, but does not include all disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”).

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

As of January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. We have no stranded tax effects included in our other comprehensive loss and therefore the adoption of ASU 2018-02 did not impact our condensed consolidated financial statements.

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

We have shares underlying outstanding options, warrants, unvested restricted stock units (“RSUs”) and convertible notes that were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive. These common share equivalents at September 30, 2019 and 2018 were as follows (in thousands):

	September 30,
	2019	2018
Options outstanding	11,349	1,455
Warrants outstanding	12,150	10,350
Unvested RSUs	-	36
Shares underlying convertible notes	20,846	2,996
	44,345	14,837

6. Prepaid Expenses

Prepaid expenses consist of the following (in thousands):
	September 30,	December 31,
	2019	2018
Prepaid services	$503	$252
Prepaid bonds for German statutory costs	183	199
Prepaid licenses, software tools and support	13	51
Prepaid insurance	11	19
Other prepaid expenses	16	17
	$726	$538

7. Intangible Assets

Intangible assets consist of the following (in thousands):
	September 30,	December 31,
	2019	2018
Patents and copyrights	$17,474	$18,350
Accumulated amortization	(14,300)	(14,448)
	$3,174	$3,902

During the nine months ended September 30, 2019, we recorded losses due to the abandonment of patents and patent applications of approximately $0.2 million.

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

Following the adoption of ASC 842 as of January 1, 2019 (see Note 4), operating leases are included in operating lease right-of-use assets and operating lease liabilities on the condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term using the implicit rate, when readily available, or our incremental borrowing rate for collateralized debt based on information available at the lease commencement date. Lease expense for operating leases is generally recognized on a straight-line basis over the lease term and is included in operating expenses on the condensed consolidated statement of comprehensive loss. For the three and nine months ended September 30, 2019, we recognized operating lease costs of approximately $0.1 million and $0.3 million, respectively.

Finance leases are included in property and equipment and other accrued expenses on the condensed consolidated balance sheets. Finance leases are recorded as an asset and an obligation at an amount equal to the present value of the minimum lease payments during the lease term. Amortization expense and interest expense associated with finance leases are included in selling, general, and administrative expense and interest expense, respectively, on the condensed consolidated statements of comprehensive loss. Our finance leases are not material to our condensed consolidated financial statements as of or for the three and nine months ended September 30, 2019.

No new finance or operating leases commenced during the three or nine months ended September 30, 2019. The following table summarizes the supplemental cash flow information related to leases, including the right-of-use assets recognized upon adoption of the new lease standard (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$60	$252

Right-of-use assets obtained in exchange for operating lease liabilities	-	563

The following table summarizes other supplemental information related to leases:

Nine Months Ended
September 30,
2019
Weighted-average remaining lease term (in years):
Operating leases	2.9
Finance leases	0.5
Weighted average discount rate:
Operating leases	12.0%
Finance leases	8.7%

The future maturities of lease liabilities consist of the following as of September 30, 2019 (in thousands):

	Operating Leases	Finance Leases
2019 (remaining)	$170	$1
2020	185	-
2021	176	-
2022	166	-
2023	4	-
Thereafter	-	-
Total undiscounted lease payments	$701	$1
Less: imputed interest	100	-
Present value of lease liabilities	$601	$1

As of December 31, 2018, we had a lease liability of approximately $0.1 million which represented the estimated fair value of remaining lease rental payments for our cease-use facility in Lake Mary, Florida, less estimated sublease rentals, as accounted for under ASC 840, “Leases” which was superseded by ASC 842 as of January 1, 2019.

9. Long-term debt

Notes Payable

Note Payable to a Related Party
Our note payable to a related party at September 30, 2019 and December 31, 2018, consisted of the following (in thousands):

	September 30,	December 31,
Description	2019	2018
Note payable to a related party	$871	$836
Less current maturities	139	37
Long-term note payable	$732	$799

We have an unsecured promissory note payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party, for outstanding unpaid fees for legal services (the “SGKF Note”). The SKGF Note, as amended in 2018, accrued interest at a rate of 8% per annum and provided for payments of principal and interest of approximately $48,500 per month commencing October 31, 2018 through March 31, 2020. At December 31, 2018, we were in default on the payment terms of the SKGF Note. In March 2019, we amended the SKGF Note to provide for a waiver of past payment defaults, a decrease in the interest rate from 8% per annum to 4% per annum, an extension of the maturity date from March 2020 to April 2022, and a modification of payment terms. This amendment constituted a troubled debt restructuring and has been accounted for on a prospective basis from the date of the amendment. As of June 29, 2019, we amended the note to provide for a postponement of past payment defaults and future payments until October 2019. In October 2019, we further amended the note to provide a continued waiver of any payment defaults and to modify the payment schedule such that repayments of principal and interest commence January 31, 2020 at a rate of $10,000 per month with a final balloon payment due in April 2022. We are currently in compliance with all the terms of the agreement, as amended.

Unsecured Short Term Notes Payable
In May and June 2019, we entered into short-term promissory notes with accredited investors for aggregate proceeds of approximately $0.23 million. The notes are unsecured, accrued interest at a rate of 18% per annum and had an original maturity date at the earlier of ninety (90) days following the issuance date or upon our receipt of additional litigation financing. The maturity date for the notes was extended to December 2019 and the interest rate was increased to 20% per annum. In the event of default, the outstanding balance of the notes and any other obligation from the Company to the lenders shall become due immediately without demand or notice and we are obligated to pay all costs of collection, including reasonable attorney fees.

Secured Note Payable
We have a note payable of $1.6 million to Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (“Mintz”) for outstanding, unpaid attorney’s fees and costs associated with our patent enforcement program (the “Mintz Note”). The Mintz Note is non-interest bearing, except in the event of a default, and is secured by certain of our U.S. and foreign patents. The Mintz Note accelerates and becomes immediately due and payable in the case of standard events of default and/or in the event of a sale or other transfer of substantially all of our assets or a transfer of more than 50% of our capital stock in one or a series of transactions or through a merger or other similar transaction. In an event of default, the Mintz Note will accrue interest at a rate of 12% per annum on any outstanding balance until such time that the note is paid in full. As of December 31, 2018, we were in default on the payment terms of the Mintz Note. The payment default was cured in January 2019. On April 1, 2019, June 29, 2019, and November 14, 2019, Mintz waived past and future payment defaults under the note through November 16, 2019, provided that no other event of default occurs. Mintz also waived acceleration of unpaid principal and interest as well as an increase in the interest rate to the default rate of 12%.

Convertible Notes

Our convertible notes represent five-year promissory notes that are convertible, at the holders’ option, into shares of our common stock at fixed conversion prices. Interest payments are made on a quarterly basis and are payable, at our option and subject to certain equity conditions, in either cash, shares of our common stock, or a combination thereof. To date, all interest payments on the convertible notes have been made in shares of our common stock.

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

Convertible notes payable at September 30, 2019 and December 31, 2018 consist of the following (in thousands):

Description	Fixed Conversion Rate	Stated Interest Rate	Effective Interest Rate	Maturity Date	September 30, 2019	December 31, 2018
Convertible notes dated September 10, 2018	$0.40	8.0%	23.6%	September 7, 2023	$700	$800
Convertible note dated September 19, 2018	$0.57	8.0%	10.2%	September 19, 2023	425	425
Convertible notes dated February/March 2019	$0.25	8.0%	8.0%	February 28, 2024 to March 13, 2024	1,300	-
Convertible notes dated June 2019	$0.10	8.0%	8.0%	June 7, 2024 to June 19, 2024	340	-
Convertible notes dated July 15, 2019	$0.10	8.0%	8.0%	July 15, 2024	50	-
Convertible notes dated July 18, 2019	$0.08	7.5%	46.1%	July 18, 2024	700	-
Convertible notes dated September 13, 2019	$0.10	8.0%	25.9%	September 13, 2024	50	-
Total principal balance					3,565	1,225
Less Unamortized discount					854	388
					$2,711	$837

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair market value, for the nine months ended September 30, 2019 and the year ended December 31, 2018 (in thousands):

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Secured contingent payment obligation, beginning of period	$25,557	$15,896
Proceeds from contingent payment obligation	-	4,000
Change in fair value	(755)	5,661
Secured contingent payment obligation, end of period	$24,802	$25,557

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to Brickell Key Investments, LP ("Brickell") under a February 2016 funding agreement, as amended in May 2016, December 2017, April 2018, September 2018 and December 2018. Under the agreement, as of September 30, 2019, we have received aggregate proceeds of $18.0 million in exchange for Brickell’s right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions. To date, we have repaid an aggregate of $3.3 million to Brickell from patent enforcement proceeds.

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

Brickell holds a senior security interest in the majority of our assets until such time as the specified minimum return is paid, in which case, the security interest will be released except with respect to the patents and proceeds related to specific legal actions. The security interest is enforceable by Brickell in the event that we are in default under the agreement which would occur if (i) we fail, after notice, to pay proceeds to Brickell, (ii) we become insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to us, (iii) our creditors commence actions against us (which are not subsequently discharged) that affect our material assets, (iv) we, without Brickell’s consent, incur indebtedness other than immaterial ordinary course indebtedness, or (v) there is an uncured non-compliance of our obligations or misrepresentations under the agreement. As of September 30, 2019, we are in compliance with our obligations under this agreement.

We have elected to measure our secured contingent payment obligation at fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods. The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the condensed consolidated statements of comprehensive loss until the contingency is resolved. As of September 30, 2019, the fair value of the obligation is estimated to be approximately $24.8 million (see Note 10).

10. Fair Value Measurements

The following tables summarize the fair value of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):
		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019:
Liabilities:
Secured contingent payment obligation	$24,802	$-	$-	$24,802

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018:
Liabilities:
Secured contingent payment obligation	$25,557	$-	$-	$25,557

The fair value of our secured contingent payment obligation was estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate. We used a risk-adjusted discount rate of 15.63% at September 30, 2019, based on a risk-free rate of 1.63% as adjusted by 8% for credit risk and 6% for litigation inherent risk. At December 31, 2018, we used a risk-adjusted discount rate of approximately 16.5%, based on a two year risk-free rate of approximately 2.5% as adjusted by 8% for credit risk and 6% for litigation inherent risk. The contingent payment obligation does not have a fixed duration; however, our cash flow projections assume a remaining duration ranging from approximately one to three years with an average duration of 2.5 years. The cash outflows could potentially range from $0 to $50.1 million through 2021 with a weighted average outflow of approximately $36.2 million. We evaluate the estimates and assumptions used in determining the fair value of our secured contingent payment obligation each reporting period and make any adjustments prospectively based on those evaluations. Changes in any of these Level 3 inputs could result in a higher or lower fair value measurement.

11. Legal Proceedings

From time to time, we are subject to legal proceedings and claims which arise in the ordinary course of our business. These proceedings include patent enforcement actions initiated by us against others for the infringement of our technologies, as well as proceedings brought by others against us at the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (“PTAB”) and in the Federal Patent Court in Germany in an attempt to invalidate certain of our patent claims. We have several patent enforcement actions in Germany, which has a “loser pay” system whereby the non-prevailing party is responsible for statutory attorney fees and costs. To the extent a loss is probable and reasonably estimable as of the balance sheet date, the estimated loss is recorded in the accompanying condensed statements of comprehensive loss and included in current liabilities under the heading “statutory court costs” in the condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, we have accrued an aggregate of $0.36 million and $0.11 million in estimated statutory court fees for our cases in Germany. The accompanying condensed statements of comprehensive loss for the three and nine months ended September 30, 2019 exclude any charges related to probable losses that arose after the date of these financial statements. There is at least a reasonable possibility of an unfavorable outcome in any one or more of our legal proceedings that could result in expenses in the aggregate that could have a material unfavorable impact on our results of operations as more fully discussed below.

ParkerVision v. Qualcomm and HTC (Middle District of Florida)
We have a patent infringement complaint pending in the Middle District of Florida against Qualcomm and Qualcomm Atheros, Inc. (collectively “Qualcomm”), and HTC (HTC Corporation and HTC America, Inc.) (the “Qualcomm Action”) seeking unspecified damages and injunctive relief for infringement of certain of our patents. Certain of the defendants have filed counterclaims against us for non-infringement and invalidity for all patents in the case. A claim construction hearing was held in August 2015 but no ruling on claim construction has been issued by the court. In February 2016, the court granted the parties’ joint motion to stay these proceedings until resolution of proceedings at the International Trade Commission (“ITC”). In May 2017, the stay of these proceedings was continued pending an appeal of certain PTAB decisions with regard to our U.S. Patent 6,091,940 (“the ‘940 Patent”). In September 2018, the Federal Circuit issued its decision in the appeal of the ‘940 Patent. Accordingly, in January 2019, the court lifted the stay. In July 2019, the court issued an order that granted our proposed selection of patent claims from four asserted patents, including the ‘940 Patent, and denied Qualcomm’s request to limit the claims and patents. The court also agreed that we may elect to pursue accused products that were at issue at the time the case was stayed, as well as new products that were released by Qualcomm during the pendency of the stay. A second claim construction hearing was held on November 12, 2019. In addition, the court has approved a case management schedule that includes a jury trial beginning December 1, 2020.

ParkerVision v. Apple and Qualcomm (Middle District of Florida)
In December 2015, we filed a patent infringement complaint in the Middle District of Florida against Apple, LG, Samsung and Qualcomm alleging infringement of four of our patents. In February 2016, the district court proceedings were stayed pending resolution of the corresponding case filed at the ITC. In July 2016, we entered into a patent license and settlement agreement with Samsung and, as a result, Samsung was dismissed from the district court action. In March 2017, we filed a motion to terminate the ITC proceedings and a corresponding motion to lift the stay in the district court case. This motion was granted in May 2017. In July 2017, we filed a motion to dismiss LG from the district court case (see ParkerVision v. LG below). Also in July 2017, Qualcomm filed a motion to change venue to the southern district of California and Apple filed a motion to dismiss for improper venue. In March 2018, the district court ruled against the Qualcomm and Apple motions. The parties also filed a joint motion in March 2018 to eliminate three of the four patents in the case in order to expedite proceedings leaving our U.S. patent 9,118,528 as the only remaining patent in this case. A claim construction hearing was held on August 31, 2018. In July 2019, the court issued its claim construction order in which the court adopted our proposed claim construction for two of the six terms and the “plain and ordinary meaning” on the remaining terms. In addition, the court denied a motion filed by Apple for summary judgment. The court has approved a case management schedule that includes a jury trial beginning November 2, 2020.

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

ParkerVision v. LG Electronics (Munich, Germany)
In June 2016, we filed a complaint in Munich District Court against LG Electronics Deutschland GmbH, a German subsidiary of LG Electronics, Inc. (“LGE”) seeking damages and injunctive relief for the alleged infringement of the German part of our European patent 1 206 831 (“the ‘831 Patent”). A hearing in this case was held in November 2016 at which time the court concluded that certain LGE products using Qualcomm RF circuitry infringe our patent. However, the final decision in this case was stayed pending resolution of the corresponding nullity, or validity, action filed by Qualcomm in the German Federal Patent Court in Munich (see Qualcomm v. ParkerVision below). In October 2018, we received an unfavorable decision in the Qualcomm nullity case for which we filed an appeal. In July 2019, we withdrew our appeal. As a result, our complaint in this case was dismissed, and we are subject to a claim for reimbursement of statutory attorney’s fees and costs in this case which we have accrued in the accompanying condensed consolidated financial statements as of September 30, 2019. We have posted a bond to cover this cost which is included in “Prepaid expenses” in the accompanying condensed consolidated balance sheets.

ParkerVision v. Apple (Munich, Germany) - the Apple I case
In October 2016, we filed a complaint in Munich District Court against Apple, Inc., Apple Distribution International, and Apple Retail Germany B.V. & Co. KG (collectively “Apple”) seeking damages and injunctive relief for the alleged infringement of the ‘831 Patent (the “Apple I Case”). In February 2017, we amended our complaint adding the infringement of a second German patent and alleging infringement by Apple devices that incorporate an Intel transceiver chip. The Munich Regional Court bifurcated the new claims into a second case (see ParkerVision v. Apple - the Apple II case below). A hearing was held in May 2017 in the Apple I Case. In June 2017, the court deferred its ruling pending the decision from the German Federal Patent Court in the validity action filed by Qualcomm (see Qualcomm v. ParkerVision below). In October 2018, we received an unfavorable decision in the Qualcomm nullity case for which we filed an appeal which we subsequently withdrew. We opted not to post a bond to cover the potential statutory costs in this case. As a result, in March 2019, the district court declared the complaint withdrawn, a decision we opted not to appeal. Accordingly, we are subject to a claim for reimbursement of statutory attorney’s fees and costs which is accrued in the accompanying condensed consolidated financial statements as of September 30, 2019.

Qualcomm v. ParkerVision - Federal Patent Court in Germany (as appealed to the German Supreme Court)
In August 2016, Qualcomm filed a validity action in Federal Patent Court in Germany against the ’831 Patent. The outcome of this validity action impacts our German patent infringement cases against LGE and Apple as discussed above. On October 17, 2018, following an oral hearing, the court ruled that the ‘831 Patent was invalid. Based on the October 2018 decision from the federal court, we recorded a contingent loss for the estimated statutory fees and costs in this case as of December 31, 2018. In January 2019, we appealed this decision to the German Supreme Court, but withdrew our appeal in July 2019. As a result, we are subject to statutory fees and costs in this case, which are accrued in the accompanying condensed consolidated financial statements.

ParkerVision v. Apple (Munich, Germany) - the Apple II case
The Apple II case seeks damages and injunctive relief for the alleged infringement of the German part of our European patent 1 135 853 (“the ‘853 Patent”). A preliminary hearing was held in November 2017. Subsequent to the hearing, the court requested that we supplement certain elements of the infringement claims against Apple devices. In May 2018, we filed our supplemental briefs as requested by the court. In October 2018, we also filed a supplemental expert report. The court appointed an expert in this case and a hearing was held in March 2019 for purposes of providing expert testimony. The court ruled in April 2019 that Apple does not infringe our ‘853 Patent. We did not appeal this decision. As a result, we are subject to a claim for reimbursement of statutory attorney’s fees and costs in this case which we have accrued in the accompanying condensed consolidated financial statements as of September 30, 2019. We have posted a bond to cover this cost which is included in “Prepaid expenses” in the accompanying condensed consolidated balance sheets.

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

The following table presents share-based compensation expense included in our condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development expenses	$-	$17	$5	$132
Selling, general and administrative expenses	286	133	396	729
Restructuring expenses	-	50	-	50
Total share-based compensation expense	$286	$200	$401	$911

As of September 30, 2019, there was $1.2 million of total unrecognized compensation cost related to all non-vested share-based compensation awards. The cost is expected to be recognized over a weighted-average period of approximately 2 years.

On August 7, 2019, our Board of Directors (“Board”) adopted the 2019 Long-Term Incentive Plan (the “Plan”) to provide for share-based compensation awards to our employees, officers, directors and consultants. Subject to authorization of an increase in the number of authorized shares by our shareholders, 12,000,000 shares of our common stock will be reserved for issuance under the Plan. On August 7, 2019, our Board also approved the grant of nonqualified stock options for the purchase of an aggregate of 10,550,000 shares of our common stock with an exercise price of $0.17 per share, vesting in 8 equal quarterly increments commencing September 1, 2019, provided that such options will not be exercisable unless and until we have sufficient authorized unissued shares or treasury shares available for such exercise. The option grants were made to executive officers, key employees and non-employee directors and have an aggregate grant date fair value of approximately $1.5 million.

On July 22, 2019, we entered into a consulting agreement with Park Consultants LLC to act as special advisor to the Chief Executive Officer with regard to our future business strategies. As consideration for services to be provided under the eighteen-month term of the consulting agreement, we issued a warrant to purchase up to 1,800,000 shares of our common stock with an exercise price of $0.10 per share in exchange for a nonrefundable retainer for services valued at approximately $180,000. The warrant is exercisable immediately after issuance and expires five years following the issuance date. The value of the warrant was determined using the Black-Scholes method. The warrant is being recognized as consulting expense over the term of the consulting agreement.

On June 7, 2019, we entered into a consulting agreement with Mark Fisher to act as special advisor to the Chief Executive Officer with regard to our future business strategies. As consideration for services to be provided under the six-month term of the consulting agreement, we issued 625,000 shares of common stock in exchange for a nonrefundable retainer for services over the six-month term of the agreement valued at $60,000. The value of the stock issued is being recognized as consulting expense over the term of the agreement.

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

Overview

We are in the business of innovating fundamental wireless technologies and products. We have designed and developed proprietary RF technologies and integrated circuits for use in wireless communication products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the U.S. and certain foreign jurisdictions. We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our primary business plan includes enforcement of our intellectual property rights through patent infringement litigation and licensing efforts. We have made significant investments in developing and protecting our technologies and products, the returns on which are dependent upon the generation of future revenues for realization.

We have also designed and developed a consumer distributed WiFi product line that is marketed under the brand name Milo. We restructured our operations during the third quarter of 2018 in order to reduce operating expenses in light of our limited capital resources. Accordingly, we significantly reduced our ongoing investment in the Milo product. In early 2019, we ceased our ongoing research and development efforts and, where applicable, repurposed resources to support our patent enforcement and product sales and support efforts. We expect to close the Milo product operations in the fourth quarter of 2019 and further reduce our operating costs.

Recent Developments

Legal Proceedings
In April 2019, the district court in Munich, Germany issued a ruling in ParkerVision v. Apple II that the Apple products do not infringe our ‘853 Patent. We have opted not to appeal this decision. In addition, in July 2019, we withdrew our January 2019 appeal to the German Supreme Court in the Qualcomm v. ParkerVision nullity action which resulted in dismissal of our infringement cases against Apple (ParkerVision v. Apple I) and LG (ParkerVision v. LG Electronics). We have accrued an aggregate of approximately $0.36 million for estimated statutory court costs that may be assessed against us in these cases. Approximately 50% of these estimated losses will be covered by bonds that we have posted in these cases. We anticipate the statutory court fees will be payable over the next two quarters.

In July 2019, the district court for the Middle District of Florida (Orlando division) issued a ruling denying Qualcomm’s request to limit the claims and patents in ParkerVision v. Qualcomm and HTC. The court also agreed that we may elect to pursue accused products that were at issue at the time the case was stayed, as well as new products that were released by Qualcomm during the pendency of the stay. A second claim construction hearing in this case was held November 12, 2019 and the jury trial is scheduled to begin on December 1, 2020.

Also in July 2019, the district court in the Middle District of Florida (Jacksonville division) issued its claim construction order in ParkerVision v. Apple and Qualcomm. The court’s claim construction order adopted our proposed construction for two of the six disputed terms and the “plain and ordinary meaning” on the remaining terms. In addition, the court denied Apple’s motion for summary judgement. A jury trial is scheduled to begin on November 2, 2020.

Refer to Note 11 in the condensed consolidated financial statements for a discussion of the background of these and other pending patent litigation.

Debt Financings
During the nine months ended September 30, 2019, we sold an aggregate of $2.4 million in convertible promissory notes to accredited investors. The notes are convertible, at the option of the holder, into shares of our common stock at fixed conversion prices ranging from $0.08 to $0.25 per share and bear interest at rates of 7.5% to 8.0% per annum. We may elect to pay interest in cash or shares, subject to certain equity conditions.

In addition, in May and June 2019, we entered into short-term promissory notes with accredited investors for aggregate proceeds of approximately $0.23 million. The notes accrued interest at a rate of 18% per annum for the first 90 days and 20% thereafter. The notes, as modified, mature in December 2019 or upon our receipt of additional litigation financing, if earlier.

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

Liquidity and Capital Resources

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from debt and equity financings to fund our operations, including the cost of litigation. We used cash for operations of approximately $3.3 million and $9.1 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, we had a working capital deficit of approximately $4.7 million and we had an accumulated deficit of approximately $398.1 million. These circumstances raise substantial doubt about our ability to continue to operate as a going concern within one year following the issue date of our condensed consolidated financial statements. The $5.8 million decrease in cash used for operations year over year is primarily the result of the restructuring of our operations in the third quarter of 2018 and ongoing cost reduction measures.

For the nine months ended September 30, 2019, we received aggregate net proceeds of approximately $2.44 million in proceeds from the sale of convertible promissory notes and $0.23 million for the issuance of short-term notes. Of these proceeds, $0.15 million was used for retention payments to legal counsel engaged to assist in a wide range of activities that include our past, current and potential future litigation actions. The remaining proceeds were used to fund our operations.

At September 30, 2019, we had cash and cash equivalents of approximately $0.1 million. Our Milo product line has not generated expected revenues to date, and we expect to discontinue sales of the Milo product in the fourth quarter of 2019. The amount and timing of proceeds from our patent enforcement actions, if any, is difficult to predict. Although we have made significant reductions in our operating costs, we will need additional working capital to fund our operations and meet our debt repayment obligations.

In October 2019, we engaged an additional law firm to support ongoing litigation as well as explore additional patent enforcement actions. This firm will support the litigation on a full contingent basis, including advancement of out-of-pocket costs incurred by us to support litigation efforts. In addition, we are exploring additional financing opportunities for both our short and long-term capital needs. These financing opportunities may include debt, convertible debt, common or preferred equity offerings, additional litigation financing, or a combination thereof. There can be no assurance that we will be able to consummate a financing transaction or that the terms of such financing will be on terms and conditions that are acceptable.

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

Patent enforcement litigation is costly and time-consuming and the outcome is difficult to predict. We expect to continue to invest in the support of our patent enforcement and licensing programs. We expect that revenue generated from patent enforcement actions and/or technology licenses through 2020, if any, after deduction of payment obligations to Brickell and legal counsel, may not be sufficient to cover our operating expenses. In the event we do not generate revenues, or other patent-related proceeds, sufficient to cover our operational costs and contingent repayment obligation, we will be required to raise additional working capital through the sale of equity securities or other financing arrangements.

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

Results of Operations for Each of the Three and Nine Months Ended September 30, 2019 and 2018

Revenue and Gross Margin
We reported no licensing revenue for the three and nine-month periods ended September 30, 2019 or 2018. Although we do anticipate licensing revenue and/or settlement gains to result from our licensing and patent enforcement actions, the amount and timing is highly unpredictable and there can be no assurance that we will achieve our anticipated results.

We reported product revenue of approximately $0.04 million and $.01 million for the three-month periods ended September 30, 2019 and 2018, respectively, and $0.07 million and $0.13 million for the nine-month periods ended September 30, 2019 and 2018, respectively. Our product revenue is from sales of our Milo-branded WiFi products. The increase in product revenue for the three-month period ended September 30, 2019 is the result of increased advertising spend. On a year over year basis, our product revenue has declined due to overall reductions in sales and marketing for these products following our 2018 restructuring.

The gross margins for the Milo product sales, before inventory impairment charges, were 0% and 8%, respectively, for the three months ended September 30, 2019 and 2018 and 0% and 25%, respectively, for the nine months ended September 30, 2019 and 2018. The decrease in product margins, before inventory impairment charges, is the result of reduced selling prices. We incurred inventory impairment charges of approximately $1.0 million for the three and nine-month periods ended September 30, 2018 in order to reduce our inventories to their estimated net realizable value. Our revenues from Milo products to date have fallen short of our projections, and we have limited resources to deploy toward increasing consumer awareness of our products. As a result, management expects to close the Milo product operations in the fourth quarter of 2019.

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

Our research and development expenses decreased approximately $0.7 million, or 100.0%, during the three months ended September 30, 2019 when compared to the same three-month period in 2018. The decrease is primarily the result of a $0.3 million reduction in personnel costs and a $0.1 million decrease in outside consulting fees. Additionally, research and development expenses decreased approximately $0.2 million due to personnel and related costs being repurposed for selling, general and administrative purposes, including litigation support and Milo sales and support.

Our research and development expenses decreased approximately $2.2 million, or 87.0%, during the nine months ended September 30, 2019 when compared to the same period in 2018. This decrease is primarily the result of a $1.2 million reduction in personnel costs, including a $0.1 million decrease in share-based compensation expense, a $0.3 million decrease in consulting fees, and a $0.1 million decrease in engineering software tools and support. Additionally, research and development expenses decreased approximately $0.4 million due to personnel and related costs being repurposed for selling, general and administrative purposes including litigation support and Milo sales and support.

The reductions in personnel costs for the three and nine month periods is a result of the closure of our Lake Mary design facility in the third quarter of 2018 along with reductions in engineering executive and key employee compensation during that same period. The reduction in consulting fees for the three and nine month periods and reduction in software tools and support for the nine month period is the result of cost reduction efforts pertaining to our Milo product operations and integrated circuit development following our 2018 restructuring.

Selling, General, and Administrative Expenses
Selling, general and administrative expenses consist primarily of executive, director, sales and marketing, internal litigation support, and finance and administrative personnel costs, including share-based compensation, and costs incurred for advertising, insurance, shareholder relations and legal and professional services, including litigation expenses.

Our selling, general and administrative expenses decreased by approximately $0.6 million, or 22.7%, during the three months ended September 30, 2019 when compared to the same period in 2018. This is primarily the result of a $0.2 million decrease in Milo product advertising costs, a $0.1 million decrease in noncash amortization expense, and a $0.2 million decrease in outside legal fees, including litigation-related fees and expenses.

Our selling, general and administrative expenses decreased by approximately $2.4 million, or 29.1%, during the nine months ended September 30, 2019 when compared to the same period in 2018. This is primarily due to a $1.2 million decrease in personnel and related expense, including a decrease in share-based compensation expense of approximately $0.3 million, a decrease in Milo product advertising costs of approximately $0.6 million, a decrease in marketing and other consulting fees of approximately $0.5 million, a decrease in noncash amortization expense of approximately $0.3 million, and a decrease in board compensation of approximately $0.2 million. These decreases are somewhat offset by a loss on disposal of certain patents of approximately $0.2 million and an increase in legal fees, including litigation-related fees and expenses of approximately $0.5 million.

The decreases in product advertising for both the three and nine month periods ended September 30, 2019 and the decrease in marketing and consulting fees for the nine month period are a result of our cost reduction measures that commenced in the third quarter of 2018.

The decrease in board compensation for the nine month period ended September 30, 2019 is a result of our board restructuring in the third quarter of 2018 and the waiver of any cash fees for board or committee service by our nonemployee directors.

The decrease in personnel costs for the nine-month period ended September 30, 2019 is primarily the result of the reduction in personnel and executive compensation as part of our 2018 restructuring, somewhat offset by the repurposing of engineering personnel for litigation support commencing in the second quarter of 2019. Share-based compensation expense decreased for nine month period during 2019 when compared to the same period in 2018 as a result of fewer grants and lower stock prices for new awards when compared to prior year awards.

The decrease in noncash amortization expense for the three and nine month periods ended September 30, 2019 is the result of the expiration and/or abandonment of a number of our patents and patent applications since the third quarter of 2018.

The decrease in legal expenses for the three months ended September 30, 2019 is primarily the result of reduced fees related to German cases as final decisions have been made, as well as an overall decrease in the use of outside firms for corporate legal matters. The increase in legal fees and expenses for the nine months ended September 30, 2019 is primarily the result of fees and expenses incurred in the first quarter of 2019 to support our German litigation, including accruals for statutory court costs as a result of unfavorable court decisions in Germany as well as increased legal fees related to the patent enforcement cases in Florida following the lifting of the stays in those cases in July 2019.

Restructuring Charges

We incurred approximately $0.6 million in restructuring charges during the three months ended September 30, 2018 as a result of one-time termination benefits and costs related to closure of our Lake Mary engineering design facility in August 2018 and cutbacks in our Milo product operations. These cost reduction measures have resulted in significant cost savings in 2019 as discussed above.

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

For the three months ended September 30, 2019, we recorded an increase in the fair value of our secured contingent payment obligation of approximately $0.07 million and a decrease of $0.76 million for the nine months ended September 30, 2019, compared to increases in fair value of approximately $0.03 million and $1.01 million for the same periods in 2018. The changes in fair value are a result of changes in estimated amounts and timing of projected future cash flows due to increases in funded amounts, passage of time, and changes in the probabilities based on the status of the funded actions.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of September 30, 2019, we had outstanding warrants to purchase approximately 12.2 million shares of our common stock. The estimated grant date fair value of these warrants of approximately $1.3 million is included in shareholders’ deficit in our condensed consolidated balance sheets. The outstanding warrants have a weighted average exercise price of $0.44 per share and a weighted average remaining life of approximately 4.1 years.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2019.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 7, 2019, we entered into a consulting agreement with Mark Fisher to act as a special advisor to our chief executive officer with regard to future business strategies. As consideration for services to be provided under the six-month term of the consulting agreement, we issued 625,000 shares of common stock in exchange for a nonrefundable retainer valued at $60,000. The shares were registered on a Form S-1 registration statement that was declared effective on August 28, 2019 (File No. 333-233390).

On July 15, 2019, we entered into a purchase agreement with an accredited investor which provided for the sale of convertible notes with an aggregate face value of $0.05 million. The outstanding principal and interest accrued on the notes are convertible at any time and from time to time by the holders into shares of our common stock at a fixed conversion price of $0.10 per share. Any unconverted, outstanding principal amount is payable in cash on the five-year anniversary of the issuance date of the notes. The shares underlying the convertible notes were registered on a Form S-1 registration statement that was declared effective on August 28, 2019 (File No. 333-233390).

On July 18, 2019, we entered into purchase agreements with accredited investors which provide for the sale of convertible notes with an aggregate face value of $0.7 million. The outstanding principal and interest accrued on the notes are convertible at any time and from time to time by the holders into shares of our common stock at a fixed conversion price of $0.08 per share. Any unconverted, outstanding principal amount is payable in cash on the five-year anniversary of the issuance date of the notes. The shares underlying the convertible notes were registered on a Form S-1 registration statement that was declared effective on August 28, 2019 (File No. 333-233390).

On July 22, 2019, we entered into a consulting agreement with Park Consultants LLC to act as a special advisor to our chief executive officer with regard to future business strategies. As consideration for services to be provided under the eighteen-month term of the consulting agreement, we issued a warrant to purchase up to 1,800,000 shares of our common stock with an exercise price of $0.10 per share in exchange for a nonrefundable retainer for services. The warrants are exercisable immediately after issuance and expire five years following the issuance date. The shares underlying the warrants were registered on a Form S-1 registration statement that was declared effective on August 28, 2019 (File No. 333-233390).

On September 13, 2019, we entered into a purchase agreement with an accredited investor which provides for the sale of a convertible note with an aggregate face value of $0.05 million. The outstanding principal and interest accrued on the note is convertible at any time and from time to time by the holder into shares of our common stock at a fixed conversion price of $0.10 per share. Any unconverted, outstanding principal amount is payable in cash on the five-year anniversary of the issuance date of the notes. We are not obligated to register the shares underlying the note.

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

3.7	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 14, 2007)

10.1	Warrant agreement dated July 22, 2019 (incorporated by reference from exhibit 4.1 of Current Report on Form 8-K filed July 23, 2019)

10.2
Form of Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated July 18, 2019 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed July 23, 2019)

10.3	Form of Convertible Promissory Note dated July 18, 2019 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed July 23, 2019)

10.4	Form of Registration Rights Agreement between Registrant and Holders of Convertible Notes (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed July 23, 2019)

10.5	List of Holders of Convertible Notes dated July 18, 2019 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed July 23, 2019)

10.6	Consulting Agreement dated July 22, 2019 (incorporated by reference from Exhibit 10.5 of Current Report on Form 8-K filed July 23, 2019)

10.7	2019 Long-term Incentive Plan dated August 9, 2019 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed August 9, 2019)

31.1	Section 302 Certification of Jeffrey L. Parker, CEO*

31.2	Section 302 Certification of Cynthia L. Poehlman, CFO*

32.1	Section 906 Certification*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.
Registrant

November 14, 2019	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 14, 2019	By:	/s/Cynthia L. Poehlman
Cynthia L. Poehlman
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)