Form 10-K
period 2019-12-31
PARKERVISION INC
filed 2020-04-14
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from ________to__________

Commission file number 000-22904

PARKERVISION, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida	59-2971472
(State of Incorporation)	(I.R.S. Employer ID No.)

9446 Philips Highway, Suite 5A

Jacksonville, Florida 32256

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (904) 732-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	PRKR	OTCQB
Common Stock Rights		OTCQB

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

Large accelerated filer ( )	Accelerated filer ( )
Non-accelerated filer (X)	Smaller reporting company (X)
Emerging growth company ( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   (  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes (  ) No (X)

As of June 28, 2019, the aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant was approximately $3,069,058 (based upon $0.10 share closing price on that date, as reported by OTCQB).

As of March 30, 2020, 43,102,745 shares of the Issuer's Common Stock were outstanding.

INTRODUCTORY NOTE

Unless the context otherwise requires, in this Annual Report on Form 10-K (“Annual Report”), “we”, “us”, “our” and the “Company” mean ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH.

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements about our future plans, objectives, and expectations under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements include any statement that does not directly relate to any historical or current fact.  When used in this Annual Report and in future filings by the Company with the Securities and Exchange Commission (“SEC”), the words or phrases “will likely result”, “management expects”, “we expect”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify such “forward-looking statements.”  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties set forth in this Annual Report under the heading “Item 1A. Risk Factors” and in our other periodic reports.  Examples of such risks and uncertainties include general economic and business conditions, the outcome of litigation, unexpected changes in technologies and technological advances, reliance on our intellectual property, and the ability to obtain adequate financing in the future. We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

PART I

Item 1.  Business.

We were incorporated under the laws of the state of Florida on August 22, 1989.  We are in the business of innovating fundamental wireless technologies and products.  We have designed and developed proprietary radio frequency (“RF”) technologies and integrated circuits for use in wireless communication products. We also designed, developed and marketed a consumer distributed WiFi product line under the brand name Milo®.

We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore the primary focus of our business plan is now the enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.  We currently have patent enforcement actions ongoing in various U.S. district courts against mobile handset providers and their chip suppliers for the infringement of a number of our RF patents.

We restructured our operations during the third quarter of 2018 in order to reduce operating expenses in light of our limited capital resources.  Accordingly, we significantly reduced our ongoing investment in the Milo product and ceased our integrated circuit development efforts.  In early 2019, we ceased substantially all ongoing research and development efforts and, where applicable, repurposed resources to support our patent enforcement and product sales and support efforts.  We ceased sales of our Milo products in the fourth quarter of 2019.

General Development of Business

Due to a number of factors contributing to a lack of liquidity in 2018, a change in our business plans was required.  Accordingly, in August 2018, we implemented cost reduction measures that included a significant reduction in our workforce, the closure of our engineering design center in Lake Mary, Florida and a reduction in executive and management salaries.  As a result of these measures, we ceased ongoing chip development activities and significantly curtailed our spending for sales and marketing of our Milo product line in order to focus our limited resources on our patent enforcement program. We ceased sales of our Milo products during the fourth quarter of 2019 in order to focus solely on patent enforcement actions.

From a patent enforcement standpoint, we spent much of 2019 supporting our two patent infringement cases against Qualcomm and others that are currently scheduled for jury trials in August and December 2020, respectively.  In addition, during 2019, we declined to appeal adverse decisions on our patent infringement actions in the German courts and, accordingly, we currently have no patent enforcement actions ongoing in Germany.  See “Legal Proceedings” in Note 12 to our consolidated financial statements included in Item 8 for a detailed description of our various patent enforcement actions.

A significant portion of our litigation costs have been funded under a secured contingent payment arrangement with Brickell Key Investments, LP (“Brickell”) and other contingent arrangements with legal counsel.  In 2019, we funded our operations primarily through the issuance of convertible debt.  See “Liquidity and Capital Resources” included in Item 7 for a full discussion of our litigation funding arrangements and our equity and debt financings.

Milo WiFi Products

Our Milo-branded WiFi products were produced and sold from 2017 to 2019.  These products offered a cost-effective networking system to enhance WiFi connectivity by effectively distributing the WiFi signal from existing routers and modems throughout a broader coverage area.  We marketed these products primarily to consumers through Amazon.com and other online outlets, including our own direct-to-consumer online retail site.

Our Milo products did not generate the revenue growth that we anticipated in 2018, in part due to our lack of sufficient financial resources to establish brand recognition and expand sales channels.  Accordingly, as part of our restructuring in August 2018, we made significant reductions in our product sales, marketing, development and operations staff  as well as our expenditures for advertising and other marketing promotions, causing sales to further decline.  In the fourth quarter of 2019, we ceased sales of our Milo products.

The components for the production of our Milo products were generally purchased from third-party suppliers, including contract manufacturers, on a purchase order basis.  To mitigate supply risk, and based on long lead-times and anticipated consumer demand, we built up a significant Milo component and finished product inventory.   As a result, in connection with our restructuring in August 2018, we ceased production and recognized impairment charges against our on-hand inventories.

Our Milo products competed with WiFi networking products offered by companies such as Google, Belkin/Linksys, D-Link, NetGear, Eero (purchased by Amazon), and others.  We also faced competition from service providers who bundle competing networking devices with their service offering.  Although we believe our products were able to compete based on performance, ease-of-installation, price and customer support, our competitors have substantially greater financial resources and brand awareness that we believe were significant factors in the lack of success of our product line.

RF Technologies

Our RF technologies enable highly accurate transmission and reception of RF carriers at low power, thereby enabling extended battery life, and certain size, cost, performance, and packaging advantages.

We believe the most significant hurdle to the licensing and/or sale of our technologies and related products is the widespread use of certain of our technologies in infringing products produced by companies with significantly greater financial, technical and sales and marketing resources.  We believe we can gain adoption and/or secure licensing agreements with unauthorized current users of one or more of our technologies, and therefore compete, based on a solid and defensible patent portfolio and the advantages enabled by our unique circuit architectures.

Patents and Trademarks

We consider our intellectual property, including patents, patent applications, trademarks, and trade secrets to be significant to our business plan.  We have a program to file applications for and obtain patents, copyrights, and trademarks in the U.S. and in selected foreign countries where we believe filing for such protection is appropriate to establish and maintain our proprietary rights in our technology and products.  As of December 31, 2019, we had approximately 130 active U.S. and foreign patents related to our RF technologies.  In addition, we have a number of recently expired patents that we believe continue to have significant economic value as a result of our ability to assert past damages in our patent enforcement actions.  We estimate the economic lives of our patents to be the shorter of fifteen years from issuance or twenty years from the earliest application date.  Our current portfolio of issued patents have expirations ranging from 2020 to 2036.

Employees

As of December 31, 2019, we had 10 full-time and 2 part-time employees.  We also outsource certain specialty services, such as information technology, and utilize contract staff and third-party consultants from time to time to supplement our workforce.  Our employees are not represented by any collective bargaining agreements and we consider our employee relations to be satisfactory.

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

Corporate Website

We announce investor information, including news and commentary about our business, financial performance and related matters, SEC filings, notices of investor events, and our press and earnings releases, in the investor relations section of our website (http://ir.parkervision.com). Additionally, if applicable, we webcast our earnings calls and certain events we participate in or host with members of the investment community in the investor relations section of our website.   Investors and others can receive notifications of new information posted in the investor relations section in real time by signing up for email alerts and/or RSS feeds.  Further corporate governance information, including our governance guidelines, Board committee charters, and code of conduct, is also available in the investor relations section of our website under the heading “Corporate Governance.”  The content of our website is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

We have had significant losses and negative cash flows in every year since inception, and continue to have an accumulated deficit which, at December 31, 2019, was approximately $401.8 million. Our net losses for the years ended December 31, 2019 and 2018 were approximately $9.5 million and $20.9 million, respectively.  Our independent registered public accounting firm has included in their audit opinion on our consolidated financial statements as of and for the year ended December 31, 2019, a statement with respect to substantial doubt about our ability to continue as a going concern.  Note 2 to our consolidated financial statements included in Item 8 includes a discussion regarding our liquidity and our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.  The substantial doubt as to our ability to continue as a going concern may adversely affect our ability to negotiate reasonable terms with our vendors and may adversely affect our ability to raise additional capital in the future.

We have had a history of losses which may ultimately compromise our ability to implement our business plan and continue in operation.

To date, our technologies and products have not produced revenues sufficient to cover our operating costs. We will continue to make expenditures on patent protection and enforcement and general operations in order to continue our current patent enforcement efforts. Those efforts may not produce a successful financial outcome in 2020, or at all.  Without a successful financial outcome from one or more of our patent enforcement efforts, we will not achieve profitability.  Furthermore, our current capital resources are not sufficient to sustain our operations through 2020.  If we are not able to generate sufficient revenues or obtain sufficient capital resources, we will not be able to implement our business plan or meet our current obligations due within the twelve months after the issuance date of our consolidated financial statements and investors will suffer a loss in their investment. This may also result in a change in our business strategies.

We will need to raise substantial additional capital in the future to fund our operations.  Failure to raise such additional capital may prevent us from implementing our business plan as currently formulated.

Because we have had net losses and, to date, have not generated positive cash flow from operations, we have funded our operating losses primarily from the sale of debt and equity securities, including our secured contingent debt obligation.  Our capital resources include cash and cash equivalents of $0.06 million at December 31, 2019 and proceeds of approximately $2.1 million received during the first quarter of 2020 from various debt and equity transactions.   Although we implemented significant cost reduction measures in 2018 and 2019, our business plan will continue to require expenditures for patent protection and enforcement and general operations. For the years ended December 31, 2019 and 2018, we used $3.4 million and $10.3 million, respectively in cash for operations which was funded primarily through the sale of convertible debt and equity securities. Our current capital resources will not be sufficient to meet our working capital needs for the twelve months after the issuance of our consolidated financial statements and we will require additional capital to fund our operations. Additional capital may be in the form of debt securities, the sale of equity securities, including common or preferred stock, additional litigation funding, or a combination thereof. Failure to raise additional capital will have a material adverse impact on our ability to achieve our business objectives.

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

We have $2.3 million in secured and unsecured notes payable and $3.6 million in outstanding principal under convertible notes payable at December 31, 2019 and we have an additional $0.5 million in outstanding principal under convertible notes issued in the first quarter of 2020.  If we fail to comply with the various covenants set forth in each of the notes, including failure to pay principal or interest when due or, under certain notes, consummating a change in control, we could be in default thereunder. Upon an event of default under each of the notes, the interest rate of the notes will increase to 12% per annum and the outstanding principal balance of the notes plus all accrued unpaid interest may be declared immediately payable by the holders. We may not have sufficient available funds to repay the notes upon an event of default, and we cannot provide assurances that we will be able to obtain other financing at terms acceptable to us, or at all.

Our ability to utilize our tax benefits could be substantially limited if we fail to generate sufficient income or if we experience an “ownership change.”

We have cumulative net operating loss carryforwards (“NOLs”) totaling approximately $335.1 million at December 31, 2019, of which $314.8 million is subject to expiration in varying amounts from 2020 to 2037.  Our ability to fully recognize the benefits from those NOLs is dependent upon our ability to generate sufficient income prior to their expiration.  In addition, our NOL carryforwards may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code (“Section 382”).  In general, an ownership change under Section 382 occurs if 5% shareholders increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a relevant lookback period. The sale of additional equity securities may trigger an ownership change under Section 382 which will significantly limit our ability to utilize our tax benefits.  In order to avoid limitations imposed by Section 382, we may be limited in the amount of additional equity securities we are able to sell to raise capital.

Our litigation funding arrangements may impair our ability to obtain future financing and/or generate sufficient cash flows to support our future operations.

We have funded much of our cost of litigation through contingent financing arrangements with Brickell and contingent fee arrangements with legal counsel.  The repayment obligation to Brickell is secured by the majority of our assets until such time that we have repaid a specified minimum return.  Furthermore, our contingent arrangements will result in reductions in the amount of net proceeds retained by us from litigation, licensing and other patent-related activities.  The contingent fees payable to others could exceed half of our future proceeds depending on size and timing of proceeds, among other factors. The long-term continuation of our business plan is dependent upon our ability to secure sufficient financing to support our business, and our ability to generate revenues and/or patent related proceeds sufficient to offset expenses and meet our contingent payment obligation.  Failure to generate revenue or other patent-related proceeds sufficient to repay our contingent obligation may impede our ability to obtain additional financing which will have a material adverse effect on our ability to achieve our long-term business objectives.

Our litigation can be time-consuming, costly and we cannot anticipate the results.

Since 2011, we have spent a significant amount of our financial and management resources to pursue patent infringement litigation against third parties. We believe this litigation, and other litigation matters that we may in the future determine to pursue, will continue to consume management and financial resources for long periods of time. There can be no assurance that our current or future litigation matters will ultimately result in a favorable outcome for us or that our financial resources will not be exhausted before achieving a favorable outcome.   In addition, even if we obtain favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the matter. Unfavorable outcomes could result in exhaustion of our financial resources and could hinder our ability to pursue licensing and/or product opportunities for our technologies in the future.  Failure to achieve favorable outcomes from one or more of our patent enforcement actions will have a material adverse impact on our financial condition, results of operations, cash flows, and business prospects. We have contingent fee arrangements in place with others to reduce our litigation related expenditures; however any litigation-based or other patent-related amounts collected by us will be subject to contingency payments to our legal counsel and other funding parties which will reduce the amount retained by us.

If our patents and intellectual property rights do not provide us with the anticipated market protections, our competitive position, business, and prospects will be impaired.

We rely on our intellectual property rights, including patents and patent applications, to provide competitive advantage and protect us from theft of our intellectual property. We believe that our patents are for entirely new technologies and that our patents are valid, enforceable and valuable. However, third parties have made claims of invalidity with respect to certain of our patents and other similar claims may be brought in the future. For example, the Federal Patent Court in Munich recently invalidated one of our patents that was the subject of infringement cases against LG and Apple in Germany following a nullity claim filed by Qualcomm.  If our patents are shown not to be as broad as currently believed, or are otherwise challenged such that some or all of the protection is lost, we will suffer adverse effects from the loss of competitive advantage and our ability to offer unique products and technologies. As a result, there would be an adverse impact on our financial condition and business prospects. Furthermore, defending against challenges to our patents may give rise to material costs for defense and divert resources away from our other activities.

Our business, results of operations, and financial condition may be impacted by the recent coronavirus (COVID-19) outbreak.

The global spread of COVID-19 has created significant volatility and uncertainty in financial markets.  If such volatility and uncertainty persist, we may be unable to raise additional capital on terms that are acceptable to us, or at all.  Additionally, in response to the pandemic, governments and the private sector have taken a number of drastic measures to contain the spread of COVID-19.  While our employees currently have the ability and are encouraged to work remotely, such measures may have a substantial impact on employee attendance or productivity, which, along with the possibility of employees’ illness, may adversely affect our operations.

In addition, COVID-19 is expected to negatively impact the timing of our current patent infringement actions as a result of office closures, travel restrictions and court closures.  For example, each of our patent infringement cases in Florida have motions pending or granted for the extension of certain court deadlines due to the impact of COVID-19.

Although COVID-19 is currently not material to our results of operations, there is significant uncertainty relating to the potential impact of COVID-19 on our business.  The extent to which COVID-19 impacts our ongoing patent enforcement actions and our ability to obtain financing, as well as our results of operations and financial condition, generally, will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken by governments and private businesses to contain COVID-19 or treat its impact, among others.  If the disruptions posed by COVID-19 continue for an extensive period of time, our business, results of operations, and financial condition may be materially adversely affected.

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

Because of the rapid technological development that regularly occurs in the wireless technology industry, along with shifting user needs and the introduction of competing products and services, we have historically devoted substantial resources to developing and improving our technology and introducing new product offerings.  As a result of our limited financial resources, we have ceased our research and development activities which could result in a loss of future market opportunity which could adversely affect our future revenue potential.

We are highly dependent on Mr. Jeffrey Parker as our chief executive officer.  If his services were lost, it would have an adverse impact on the execution of our business plan.

Because of Mr. Parker’s leadership position in the company, the relationships he has garnered in both the industry in which we operate and the investment community, and the key role he plays in our patent litigation strategies, the loss of his services might be seen as an impediment to the execution of our business plan.  If Mr. Parker was no longer available to the company, investors might experience an adverse impact on their investment.  We maintain $5 million in key-employee life insurance for our benefit for Mr. Parker.

If we are unable to retain key executives and other highly skilled employees, we will not be able to execute our current business plans.

Our business is dependent on having skilled and specialized key executives and other employees to conduct our business activities. The inability to retain these key executives and other specialized employees would have an adverse impact on the technical support activities and the financial reporting and regulatory compliance activities that our business requires.  These activities are instrumental to the successful execution of our business plan.

Any disruptions to our information technology systems or breaches of our network security could interrupt our operations, compromise our reputation, and expose us to litigation, government enforcement actions, and costly response measures and could have a material adverse effect on our business, financial condition and results of operations.

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

At December 31, 2019, we had 34.1 million shares of common stock outstanding and had outstanding options and warrants for the purchase of up to 23.6 million additional shares of common stock, of which approximately 15.6 million were exercisable as of December 31, 2019.  In addition, as described more fully below, holders of convertible notes may elect to receive a substantial number of shares of common stock upon conversion of the notes and we may elect to pay accrued interest on the notes in shares of our common stock.  All of the shares of common stock underlying these securities are or will be registered for sale to the holder or for public resale by the holder.  The amount of common stock reserved for issuance may have an adverse impact on our ability to raise capital and may affect the price and liquidity of our common stock in the public market. In addition, the issuance of these shares of common stock will have a dilutive effect on current stockholders’ ownership.

The conversion of outstanding convertible notes into shares of common stock, and the issuance of common stock by us as payment of accrued interest upon the convertible notes, could materially dilute our current stockholders.

We have aggregate principal of $3.6 million in convertible notes outstanding at December 31, 2019. The notes are convertible into shares of our common stock at fixed conversion prices, which may be less than the market price of our common stock at the time of conversion. If the entire principal is converted into shares of common stock, we would be required to issue an aggregate of up to 20.8 million shares of common stock. In addition, in the first quarter of 2020, we issued an additional aggregate principal amount of $0.5 million in convertible notes which, if converted at the fixed conversion price, would result in the issuance of an additional 3.5 million shares of our common stock.  If we issue all of these shares, the ownership of our current stockholders will be diluted.

Further, we may elect to pay interest on the notes, at our option, in shares of common stock, at a price equal to the then-market price for our common stock.  To date, we have issued approximately 1.9 million shares of common stock as in-kind interest payments on our convertible notes.  We currently do not believe that we will have the financial ability to make payments on the notes in cash when due. Accordingly, we currently intend to make such payments in shares of our common stock to the greatest extent possible. Such interest payments could further dilute our current stockholders.

The price of our common stock may be subject to substantial volatility.

The trading price of our common stock has been and may continue to be volatile. Between January 1, 2018 and December 31, 2019, the reported high and low sales prices for our common stock ranged between $0.06 and $1.25 per share. The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but are not limited to, developments in outstanding litigation, our performance and prospects, general conditions of the markets in which we compete, and economic and financial conditions, and the impact of COVID-19 on global financial markets. Such volatility could materially and adversely affect the market price of our common stock in future periods.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our headquarters are located in a 3,000 square foot leased facility in Jacksonville, Florida.  We have an additional 7,000 square foot leased facility in Lake Mary, Florida that was primarily for engineering design activities.  As a result of our restructuring in August 2018, we have ceased use of the Lake Mary facility and are attempting to sublease the facility for the remaining lease term.  We believe our properties are in good condition and suitable for the conduct of our business.  Refer to Note 8 to our consolidated financial statements included in Item 8 for information regarding our outstanding lease obligations.

Item 3.  Legal Proceedings.

We are a party to a number of patent enforcement actions initiated by us against others for the infringement of our technologies, as well as proceedings brought by others against us in an attempt to invalidate certain of our patent claims.  These patent-related proceedings are more fully described in Note 12 to our consolidated financial statements included in Item 8.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since August 17, 2018, our Common Stock has been listed on the OTCQB, an over-the-counter market, under the ticker symbol “PRKR”.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

Holders

As of March 6, 2020, we had approximately 72 holders of record and we believe there are approximately 7,700 beneficial holders of our common stock.

Dividends

We do not currently pay dividends on our common stock and intend to retain our cash and future earnings, if any, to fund our business plan.  The payment of cash dividends in the future will be dependent upon our revenue and earnings, if any, capital requirements and general financial condition.  The payment of any dividends will be within the discretion of our board of directors.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2019.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are in the business of innovating fundamental wireless technologies and products.  We have designed and developed proprietary RF technologies and integrated circuits for use in wireless communication products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the U.S. and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan primarily consists of enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.  We have also designed and developed a consumer distributed WiFi product line that was marketed under the brand name Milo.

In August 2018, we implemented cost reduction measures that included a significant reduction in our workforce, the closure of our engineering design center in Lake Mary, Florida and a reduction in executive and management salaries in order to reduce our ongoing operating expenses.  As a result of these measures, we ceased ongoing chip development activities and significantly curtailed our spending for development, sales and marketing of our Milo product line in order to focus our limited resources on our patent enforcement program, which requires a significant investment over a lengthy period of time. We ceased sales of our Milo products during the fourth quarter of 2019 in order to focus solely on patent enforcement actions.

We continue to aggressively pursue licensing opportunities with wireless communications companies that make, use or sell chipsets and/or products that incorporate RF.  We believe there are a number of wireless communications companies that can benefit from the use of the RF technologies we have developed, whether through a license or, in certain cases, a joint product venture that may include licensing rights.  Our licensing efforts to date have required  litigation in order to enforce and/or defend our intellectual property rights.  Since 2011, we have been involved in patent infringement litigation against Qualcomm and others for the unauthorized use of our technology.  Refer to Note 12 to our consolidated financial statements included in Item 8 for a complete discussion of our legal proceedings.  We have expended significant resources since 2011 and incurred significant debt for the enforcement and defense of our intellectual property rights.

Liquidity and Capital Resources

At December 31, 2019, we had a working capital deficit of approximately $5.5 million, an increase from our working capital deficit of $2.1 million at December 31, 2018.  We had cash and cash equivalents totaling approximately $0.06 million at December 31, 2019.

We have incurred significant losses from operations and negative cash flows in every year since inception, largely as a result of our significant investments in developing and protecting our intellectual property.  For the year ended December 31, 2019, we incurred a net loss of approximately $9.5 million and had an accumulated deficit of approximately $401.8 million.  Our independent registered public accounting firm has included in their audit report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  See Note 2 to our consolidated financial statements included in Item 8 for a discussion of our liquidity and our ability to continue as a going concern.

Our use of cash for operations has declined 67%, from $10.3 million in 2018 to $3.4 million in 2019.  This decrease in cash usage is primarily the result of decreased operating expenses following a restructuring of our operations in the third quarter of 2018.   Although our cash used for operations declined from 2018 to 2019, so did our receipt of proceeds from the sale of debt and equity securities which we utilize to fund our operations.  We received net proceeds of approximately $3.1 million from equity and debt financings in 2019, compared to $10.6 million received in 2018.  The decline in financing proceeds is largely a result of reduced liquidity in our common stock following our delisting from Nasdaq in August 2018 and declining share price.  In addition, we used $1.2 million in cash to repay outstanding debt obligations in 2019, compared to the use of $0.1 million for debt repayments in 2018.

At December 31, 2019, we had approximately $1.5 million in debt obligations due to be repaid in 2020, a decrease from $2.4 million in current debt obligations at December 31, 2018.  The decrease in our short-term debt repayment obligations is primarily the result of $1.2 million in repayments under a secured promissory note, offset by new borrowings under unsecured short-term notes payable of $0.2 million.  See “Financial Condition” below for a complete discussion of the terms of our notes payable.

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

In the first quarter of 2020, we received net proceeds of approximately $1.6 million from the sale of equity securities and convertible notes and $0.5 million from the exercise of warrants.  In addition, we received $0.6 million in advances from a potential litigation funding party.  These proceeds are being used to fund our ongoing operations, including litigation costs.

A significant portion of our litigation costs in 2018 and 2019 have been funded by contingent payment arrangements with legal counsel and a litigation funding arrangement with Brickell.  Fee discounts offered by legal counsel in exchange for contingent payments upon successful outcome in our litigation are not recognized in expense until such time that the related proceeds on which the contingent fees are   payable are considered probable.  Contingent fees vary based on each firm’s specific fee agreement.

In addition to contingent fee arrangements with legal counsel, since 2016, we have received an aggregate of $18 million in funds from Brickell under a contingent funding arrangement.  We account for our repayment obligation to Brickell as a long-term debt instrument recorded at its estimated fair value.    See “Financial Condition” below for a complete discussion of our obligation to Brickell.    At December 31, 2019, our aggregate repayment obligation to Brickell was recorded at its estimated fair value of $26.7 million.  Brickell is entitled to a  priority prorated payment of at least 55% of proceeds received by us from funded patent-related actions up to a specified minimum return.   Brickell’s minimum return varies based on a number of factors including whether the proceeds are a result of a contingently-funded action, the magnitude, nature and timing of the proceeds received, and the contingent percentage agreed to between the parties.

Although current working capital will not be used to repay these contingent arrangements,  based on our current outstanding legal proceedings, funding arrangements and contingent payment arrangements,  we estimate that 40% to 65% of future proceeds could be payable to others, depending on the proceeding and the nature, size and timing of proceeds, among other factors.

Patent enforcement litigation is costly and time-consuming and the outcome is difficult to predict.  We expect to continue to invest in the support of our patent enforcement and licensing programs.  We expect that revenue generated from patent enforcement actions and/or technology licenses in 2020, if any, after deduction of payment obligations to Brickell and legal counsel, may not be sufficient to cover our operating expenses.  In the event we do not generate revenues, or other patent-related proceeds, sufficient to cover our operational costs and contingent repayment obligation, we will be required to raise additional working capital through the sale of equity securities or other financing arrangements.

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

Financial Condition

Intangible Assets

We consider our intellectual property, including patents, patent applications, trademarks, copyrights and trade secrets to be significant to our business.  Our intangible assets are pledged as security for our secured contingent payment obligation with Brickell and our secured note payable with our litigation counsel.  The net book value of our intangible assets was approximately $2.9 million and $3.9 million as of December 31, 2019 and 2018, respectively.  These assets are amortized using the straight-line method over their estimated period of benefit, generally fifteen to twenty years.  The decrease in the carrying value of our intangible assets is primarily the result of $0.6 million in patent amortization expense recognized in 2019 as our portfolio matures and a $0.4 million loss on abandonment of certain patents and patent applications.  Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists.  As part of our ongoing patent maintenance program, we may, from time to time, abandon a particular patent if we determine fees to maintain the patent exceed its expected recoverability.  For the years ended December 31, 2019 and 2018, we incurred losses of approximately $0.4 million and $0.1 million, respectively, for the write off of specific patent assets. These losses are included in operating expenses in the accompanying consolidated statements of comprehensive loss.

Secured Contingent Payment Obligation

Our secured contingent payment obligation to Brickell was recorded at its estimated fair value of $26.7 million and $25.6 million as of December 31, 2019 and 2018, respectively.   Under the funding agreement, Brickell has a right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions on a priority basis.  Our repayment obligation to Brickell is contingent upon receipt of proceeds from our patents and the amount of our obligation varies based on the magnitude, timing and nature of proceeds received by us.  As a result, we have elected to account for this obligation at its estimated fair value which is subject to significant estimates and assumptions as discussed in “Critical Accounting Policies” below.  The $1.1 million increase in estimated fair value of this repayment obligation in 2019 is primarily the result of (i) increases in the minimum return due to Brickell the longer the obligation remains outstanding and (ii) changes in our estimated probabilities for the timing and amount of future repayments to Brickell.  Refer to Note 10 to our consolidated financial statements included in Item 8 for a discussion of the fair value measurement of our contingent payment obligation.

Brickell is entitled to a priority payment of patent-related proceeds up to at least a specified minimum return which is determined as a percentage of the funded amount and varies based on the timing of repayment.  In addition, Brickell is entitled to a pro rata portion of proceeds from specified legal actions to the extent aggregate proceeds from those actions exceed the specified minimum return.  In the event of a change in control of the Company, Brickell has the right to be paid its return as defined under the agreement based on the transaction price for the change in control event.

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

We received no proceeds from Brickell in 2019.  In 2018, we received aggregate proceeds of $4.0 million from Brickell including proceeds of $2.5 million received in December 2018.  The December 2018 funding was critical to meet our ongoing obligations, particularly with regard to our litigation fees and expenses and therefore, in connection with the transaction, we issued Brickell a warrant to purchase up to 5.0 million shares of our common stock at an exercise price of $0.16 per share.  As the estimated fair value of the payment obligation to Brickell resulting from this additional funding exceeded the $2.5 million in proceeds received, no value was assigned to the warrants.

Notes Payable

As of December 31, 2019, we had approximately $2.3 million in notes payable, including an unsecured promissory note payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party, of approximately $0.9 million, a secured promissory note payable to Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (“Mintz”) of $1.2 million, and short-term bridge loans from accredited investors of approximately $0.2 million.  The short-term bridge loans were repaid in the first quarter of 2020 with shares of our common stock (see Note 18).

Failure to comply with the payment terms of each of these notes constitutes an event of default which, if uncured, will result in the entire unpaid principal balance of the note and any unpaid, accrued interest to become immediately due and payable.  In addition, an event of default results in an increase in the interest rate under the SKGF and Mintz notes to a default rate of 12% per annum. As of December 31, 2019, we are in default of the payment provisions of the secured note payable to Mintz and we are in dispute with Mintz regarding fees billed.  We are actively working with Mintz to resolve the dispute and cure any default.  There can be no assurance that we will be successful in curing our default on the Mintz note.

Deferred Tax Assets and Related Valuation Allowance

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  As of December 31, 2019, we had net deferred tax assets of approximately $96 million, primarily related to our NOL carryforwards, which were fully offset by a valuation allowance due to the uncertainty related to realization of these assets through future taxable income.  In addition, our ability to benefit from our NOL and other tax credit carryforwards could be limited under Section 382 as more fully discussed in Note 11 to our consolidated financial statements included in Item 8.

Results of Operations for Each of the Years Ended December 31, 2019 and 2018

Revenues and Gross Margins

We reported no licensing revenue for the years ended December 31, 2019 or 2018.  Although we do anticipate licensing revenue and/or settlement gains to result from our licensing and patent enforcement actions, the amount and timing is highly unpredictable and there can be no assurance that we will achieve our anticipated results.

We reported product revenue of $0.07 million and $0.14 million for the years ended December 31, 2019 and 2018, respectively, from the sales of our Milo-branded products.  Our product revenue declined due to overall reductions in development, sales and marketing for these products following our 2018 restructuring.

The gross margins on Milo product sales, before inventory impairment charges, were approximately 1% and 24% for the years ended December 31, 2019 and 2018, respectively.  The decrease in gross margin is the result of sales price adjustments in 2019.  Our revenues from Milo products fell short of our projections and we had limited resources to deploy towards increasing consumer awareness of our products.  As a result, we made the decision to discontinue sales of Milo products during the fourth quarter of 2019.  Additionally, during the year ended December 31, 2018, we recorded $1.1 million in impairment charges to reduce excess inventories to their estimated net realizable value.

Research and Development Expenses

Research and development expenses consist primarily of engineering and related management and support personnel costs; fees for outside engineering design services which we use from time to time to supplement our internal resources; depreciation expenses related to certain assets used in product development; prototype production and materials costs for both chips and end-user products; software licensing and support costs, which represent the annual licensing and support maintenance for engineering design and other software tools; and rent and other overhead costs for our engineering design facility.  Personnel costs include share-based compensation which represents the grant date fair value of equity-based awards to our employees which is attributed to expense over the service period of the award.  Subsequent to March 31, 2019, we halted substantially all research and development efforts and, where applicable, repurposed prior engineering resources to support our patent enforcement programs or our Milo sales and support.

Research and development costs were approximately $0.3 million for the year ended December 31, 2019 compared to approximately $2.9 million for the year ended December 31, 2018, representing a decrease of approximately $2.6 million, or 90%.  This decrease is primarily the result of a $1.3 million decrease in personnel and related costs, a $0.3 million decrease in consulting fees, and a $0.1 million decrease in software licensing and support costs.  Additionally, research and development expenses decreased approximately $0.6 million due to personnel and related costs being repurposed for selling, general and administrative purposes including litigation support and Milo sales and support.

The decreases in personnel and software and licensing are a result of the August 2018 restructuring of operations which included a significant workforce reduction, reduction in engineering executive compensation, and closure of the Lake Mary engineering design facility.  The reduction in outside consulting services is the result of cost reduction efforts pertaining to our Milo product operations and integrated circuit development following our 2018 restructuring.

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

Our selling, general and administrative expenses were approximately $7.6 million for the year ended December 31, 2019, as compared to approximately $10.4 million for the year ended December 31, 2018, representing a decrease of approximately $2.8 million or 27%.  This is primarily due to a $0.9 million decrease in personnel and related expense, including a decrease in share-based compensation expense of approximately $0.2 million, a decrease in Milo product advertising costs of approximately $0.6 million, a decrease in marketing and other business consulting and legal fees of approximately $0.7 million, a decrease in noncash amortization expense of approximately $0.4 million, a decrease in board compensation of approximately $0.2 million and a decrease in travel expenses and shareholder relations costs of approximately $0.1 million each.  These decreases are somewhat offset by an increase in losses on disposals of patent and other long-lived assets of approximately $0.3 million.

The decrease in personnel costs is primarily the result of the reduction in personnel and executive compensation as part of our 2018 restructuring, somewhat offset by the repurposing of technical personnel for litigation support commencing in the second quarter of 2019. Share-based compensation expense decreased primarily as a result of lower grant-date fair values on newer awards due to declining stock prices when compared to prior year awards.

The decreases in product advertising and marketing, consulting and legal fees, board compensation, shareholder relations costs and travel expenses are a result of our cost reduction measures that commenced in 2018.    The decrease in noncash amortization expense is the result of the expiration and/or abandonment of a number of our patents and patent applications since the third quarter of 2018.

Restructuring Charges

We incurred approximately $0.7 million in restructuring charges in 2018.  These charges are a result of the implementation of cost reduction measures in August 2018 that included a significant reduction in our workforce, the closure of our engineering design center in Lake Mary, Florida, the cessation of ongoing chip development activities, and a significant reduction in our spending for sales and marketing of our Milo product line.  These measures were undertaken in order to focus our limited resources toward our patent enforcement program which, if successful, has the ability to generate significant licensing and/or settlement revenue.  The restructuring charges were primarily related to one-time termination benefits, the impairment of prepaid assets, and our estimated future lease obligation for our Lake Mary, Florida facility, net of estimated sublease income.  At December 31, 2018, we recorded an estimated lease obligation for our Lake Mary facility of approximately $0.2 million which is net of an estimated $0.4 million in future sublease rental income.  To date, we have not sublet this facility.  We are actively marketing the Lake Mary facility for sublease, however there can be no assurance that our efforts will be successful.  If we are unable to sublet our Lake Mary facility for the rental amount or term that we have estimated, we will incur additional impairment charges related to this lease obligation.

The 2018 cost reduction measures have resulted in significant cost savings in 2019.

Change in Fair Value of Contingent Payment Obligation

Our losses from the changes in fair value of our contingent payment obligation were approximately $1.1 million and $5.7 million for the years ended December 31, 2019 and 2018, respectively.  See “Financial Condition” above for a discussion of our contingent payment obligation and the factors impacting the change in fair value.

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

Secured Contingent Payment Obligation

We have accounted for our secured contingent repayment obligation as long-term debt.  Our repayment obligation is contingent upon the receipt of proceeds from patent enforcement or other patent monetization actions.  We have elected to measure our secured contingent payment obligation at its estimated fair value based on the variable and contingent nature of the repayment provisions. We have determined that the fair value of our secured contingent payment obligation falls within Level 3 in the fair value hierarchy which involves significant estimates and assumptions including projected future patent-related proceeds and the risk-adjusted rate for discounting future cash flows.  Actual results could differ from the estimates made. Changes in fair value, including the component related to imputed interest, are included in the consolidated statements of comprehensive loss under the heading “Change in fair value of contingent payment obligation.”  Refer to Note 10 to our consolidated financial statements included in Item 8 for a discussion of the significant estimates and assumptions used in estimated the fair value of our contingent payment obligation.

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

New Accounting Pronouncements

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

As of January 1, 2019, we adopted ASU 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." The amendments in this update simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. We did not previously have awards to nonemployees that would require reassessment and therefore the adoption of ASU 2018-07 did not impact our consolidated financial statements.

Off-Balance Sheet Transactions

As of December 31, 2019, we had outstanding warrants to purchase 12.2 million shares of our common stock.  The estimated grant date fair value of these warrants of approximately $1.3 million is included in shareholders’ deficit in our consolidated balance sheet for the year ended December 31, 2019.  The outstanding warrants have an average exercise price of $0.44 per share and a weighted average remaining life of approximately 4 years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements
Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (for the year ended December 31, 2019)	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (for the year ended December 31, 2018)	24

FINANCIAL STATEMENTS:
Consolidated Balance Sheets – December 31, 2019 and 2018	25
Consolidated Statements of Comprehensive Loss - for the years ended December 31, 2019 and 2018	26
Consolidated Statements of Shareholders’ Deficit - for the years ended December 31, 2019 and 2018	27
Consolidated Statements of Cash Flows - for the years ended December 31, 2019 and 2018	28
Notes to Consolidated Financial Statements - December 31, 2019 and 2018	29

SUPPLEMENTARY DATA:
Not applicable

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ParkerVision, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of ParkerVision, Inc. (the “Company”) and its subsidiary as of December 31, 2019, and the related consolidated statements of comprehensive loss, shareholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary at December 31, 2019, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As a part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

Emphasis of Matter Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 and Note 9 to the consolidated financial statements, the Company has suffered recurring losses from operations, is in payment default on certain debt, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 and Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to this matter

/s/ MSL, P.A.

We have served as the Company's auditor since 2019.

Fort Lauderdale, Florida

April 14, 2020

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

ParkerVision, Inc.

Jacksonville, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of ParkerVision, Inc. (the “Company”) and its subsidiary as of December 31, 2018, and the related consolidated statements of comprehensive loss, shareholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary at December 31, 2018, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Certified Public Accountants

We served as the Company's auditor in 2018.

Jacksonville, Florida

April 1, 2019

PARKERVISION, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

	2019	2018
CURRENT ASSETS:
Cash and cash equivalents	$57	$1,527
Accounts receivable, net	-	2
Finished goods inventories, net	-	98
Prepaid expenses	505	538
Other current assets	117	55
Held for sale assets	-	65
Total current assets	679	2,285

Property and equipment, net	70	129
Intangible assets, net	2,878	3,902
Operating lease right-of-use assets	283	-
Other assets, net	16	15
Total assets	$3,926	$6,331

CURRENT LIABILITIES:
Accounts payable	$2,328	$655
Accrued expenses:
Salaries and wages	78	122
Professional fees	499	379
Statutory court costs	369	114
Other accrued expenses	1,081	563
Related party note payable, current portion	86	37
Secured note payable, current portion	1,222	2,400
Unsecured notes payable	225	-
Operating lease liabilities, current portion	250	86
Total current liabilities	6,138	4,356

LONG-TERM LIABILITIES:
Secured contingent payment obligation	26,651	25,557
Convertible notes, net	2,733	837
Related party note payable, net of current portion	793	799
Operating lease liabilities, net of current portion	305	91
Other long-term liabilities	403	1
Total long-term liabilities	30,885	27,285
Total liabilities	37,023	31,641

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $.01 par value, 110,000 and 75,000 shares authorized, 34,097 and 28,677 issued and outstanding at December 31, 2019 and 2018, respectively	341	287
Warrants outstanding	1,330	1,810
Additional paid-in capital	367,015	364,885
Accumulated deficit	(401,783)	(392,292)
Total shareholders' deficit	(33,097)	(25,310)
Total liabilities and shareholders' deficit	$3,926	$6,331

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands, except per share amounts)

	2019	2018
Product revenue	$74	$135

Cost of sales - product	73	103
Loss on impairment of inventory	6	1,134
Gross margin	(5)	(1,102)

Research and development expenses	334	2,875
Selling, general, and administrative expenses	7,602	10,427
Restructuring expenses	-	690
Total operating expenses	7,936	13,992

Interest and other income	3	2
Interest and other expense	(421)	(116)
Change in fair value of contingent payment obligation	(1,094)	(5,661)
Total interest and other	(1,512)	(5,775)

Net loss before income tax	(9,453)	(20,869)

Income tax expense	-	-

Net loss	(9,453)	(20,869)

Other comprehensive income, net of tax	-	-

Comprehensive loss	$(9,453)	$(20,869)

Basic and diluted net loss per common share	$(0.30)	$(0.85)

Weighted average common shares outstanding	31,461	24,429

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands)

	Common Stock, Par Value	Warrants Outstanding	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2017	$212	$826	$359,141	$(371,423)	$(11,244)
Issuance of common stock and warrants in public and private offerings, net of issuance costs	45	1,950	3,281	-	5,276
Issuance of common stock upon exercise of warrants	20	(475)	455	-	-
Expiration of warrants	-	(491)	491	-	-
Issuance of convertible debt with beneficial conversion feature	-	-	442	-	442
Issuance of common stock upon conversion and payment of interest in kind on convertible debt	4	-	52	-	56
Share-based compensation, net of shares withheld for taxes	6	-	1,023	-	1,029
Net loss for the year	-	-	-	(20,869)	(20,869)
Balance as of December 31, 2018	287	1,810	364,885	(392,292)	(25,310)
Cumulative effect of change in accounting principle	-	-	-	(38)	(38)
Issuance of common stock upon exercise of warrants	29	(660)	660	-	29
Issuance of common stock and warrants for services	6	180	54	-	240
Issuance of convertible debt with beneficial conversion feature	-	-	550	-	550
Issuance of common stock upon conversion and payment of interest in kind on convertible debt	19	-	277	-	296
Share-based compensation, net of shares withheld for taxes	-	-	589	-	589
Net loss for the year	-	-		(9,453)	(9,453)
Balance as of December 31, 2019	$341	$1,330	$367,015	$(401,783)	$(33,097)

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(in thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,453)	$(20,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	835	1,209
Share-based compensation	589	1,050
Noncash lease expense	280	-
Change in fair value of contingent payment obligation	1,094	5,661
Loss on disposal of equipment and other assets	412	489
Inventory impairment charges	6	1,134
Changes in operating assets and liabilities:
Accounts receivable	2	25
Finished goods inventories	81	(207)
Prepaid expenses and other assets	221	62
Accounts payable and accrued expenses	2,790	1,034
Operating lease liabilities and deferred rent	(230)	115
Total adjustments	6,080	10,572
Net cash used in operating activities	(3,373)	(10,297)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from redemption of available-for-sale securities	-	26
Proceeds from sale of property and equipment	30	50
Purchases of property and equipment	(5)	(5)
Payments for patent costs and other intangible assets	(18)	(16)
Net cash provided by investing activities	7	55

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants in public and private offerings	-	5,276
Net proceeds from exercise of options and warrants	29	-
Net proceeds from debt financings	3,068	5,294
Shares withheld for payment of taxes	-	(21)
Debt repayments	(1,200)	(132)
Principal payments on finance lease obligation	(1)	(2)
Net cash provided by financing activities	1,896	10,415

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,470)	173
CASH AND CASH EQUIVALENTS, beginning of year	1,527	1,354
CASH AND CASH EQUIVALENTS, end of year	$57	$1,527

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4	$39
Cash paid for income taxes	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Payment of interest in kind on convertible notes	$197	$26

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

1. SIGNIFICANT ACCOUNTING POLICIES

ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH (collectively “ParkerVision”, “we” or the “Company”) is in the business of innovating fundamental wireless hardware technologies and products.  We have determined that our business currently operates under a single operating and reportable segment.

We have designed and developed proprietary radio frequency (“RF”) technologies and integrated circuits for use in wireless communication products.  We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others, and therefore the primary focus of our business plan is the enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.  We currently have patent enforcement actions ongoing in various U.S. district courts against mobile handset providers and their chip suppliers for the infringement of a number of our RF patents.  We have made significant investments in developing and protecting our technologies, the returns on which are dependent upon the generation of future revenues for realization.

We also designed, developed and marketed a distributed WiFi product line under the brand name Milo®.  We restructured our operations during the third quarter of 2018 in order to reduce operating expenses in light of our limited capital resources.  Accordingly, we significantly reduced our ongoing investment in the Milo product.  In early 2019, we ceased substantially all ongoing research and development efforts and, where applicable, repurposed resources to support our patent enforcement and product sales and support efforts.  We ceased sales of our Milo products in the fourth quarter of 2019.

Basis of Presentation

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”).  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  The consolidated financial statements include the accounts of ParkerVision, Inc. and our wholly-owned German subsidiary, ParkerVision GmbH, after elimination of all intercompany transactions and accounts.

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

Inventory

Inventory is stated at the lower of actual cost, as determined under the first-in, first-out method, or estimated net realizable value.  We review our inventory for estimated obsolescence or unmarketable inventory and write down inventory for the difference between cost and estimated market value based upon assumptions about future demand.  Future demand is affected by market conditions, technological obsolescence, new products and strategic plans, each of which is subject to change.  Due to the decision to discontinue Milo product sales in the fourth quarter of 2019, a full reserve was recorded against the remaining inventory on hand at December 31, 2019.

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

Secured Contingent Payment Obligation

We have accounted for our secured contingent repayment obligation as long-term debt in accordance with Accounting Standards Codification (“ASC”) 470-10-25, “Sales of Future Revenues or Various other Measures of Income.” Our repayment obligations are contingent upon the receipt of proceeds from patent enforcement and/or patent monetization actions.  We have elected to measure our secured contingent payment obligation at its estimated fair value in accordance with ASC 825, “Financial Instruments” based on the variable and contingent nature of the repayment provisions. We have determined that the fair value of our secured contingent payment obligation falls within Level 3 in the fair value hierarchy which involves significant estimates and assumptions including projected future patent-related proceeds and the risk-adjusted rate for discounting future cash flows (see Note 10).  Actual results could differ from the estimates made. Changes in fair value, including the component related to imputed interest, are included in the accompanying consolidated statements of comprehensive loss under the heading “Change in fair value of contingent payment obligation.”

Leases

In February 2016, the FASB established ASC 842, “Leases” by issuing Accounting Standards Update (“ASU”) 2016-02 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASC 842 was subsequently amended by ASU 2018-01, ASU 2018-10 and ASU 2018-11 which provided practical expedients for adoption of ASC 842.  Under the new guidance, a lessee will be required to recognize assets and liabilities for capital and operating leases with lease terms of more than 12 months.  ASC 842 is effective for interim and annual periods beginning after December 15, 2018.  A modified retrospective transition approach is required for adoption, applying the new standard to all leases existing at the date of initial application.  An entity may choose to use either the effective date or the beginning of the earliest comparative period presented in the financial statements as its date of initial application.

We adopted ASC 842 as of January 1, 2019, and we have elected to use the effective date as the initial application date.  Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and period prior to January 1, 2019.  The new standard provides a number of practical expedients in transition and we elected the package of practical expedients which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and treatment of initial direct costs.  The adoption of this new standard resulted in the recognition of operating lease right-of-use (“ROU”) assets and operating lease liabilities of approximately $0.56 million and $0.60 million, respectively, primarily related to our facilities leases.  Refer to Note 8 for additional disclosures related to our leases.

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

Shipping and Handling Costs

Shipping and handling costs related to product sales for the years ended December 31, 2019 and 2018 were approximately $0.01 million each year.  These costs are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

Advertising Expense

Advertising costs are expensed as incurred.  Advertising expenses of approximately $0.04 million and $0.7 million for the years ended December 31, 2019 and 2018, respectively, are included in selling, general, and administrative expenses in the accompanying consolidated statements of comprehensive loss.

Research and Development Expenses

Research and development costs are expensed as incurred and include salaries and benefits for employees engaged in research and development activities, costs paid to third party contractors, prototype expenses, an allocated portion of facilities costs, maintenance costs for software development tools, and depreciation.

Accounting for Share-Based Compensation

We have various share-based compensation programs which provide for equity awards including stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). We calculate the fair value of employee share-based equity awards on the date of grant and recognize the calculated fair value as compensation expense over the requisite service periods of the related awards.  We estimate the fair value of stock option awards using the Black-Scholes option valuation model.  This valuation model requires the use of highly subjective assumptions and estimates including how long employees will retain their stock options before exercising them and the volatility of our common stock price over the expected life of the equity award.  Such estimates, and the basis for our conclusions regarding such estimates, are outlined in detail in Note 14.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.  We account for forfeitures of share-based awards as they occur.

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

As of January 1, 2019, we adopted ASU 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." The amendments in this update simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. We did not previously have awards to nonemployees that would require reassessment and therefore the adoption of ASU 2018-07 did not impact our consolidated financial statements.

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

As of January 1, 2019, we adopted ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”

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

The number of shares underlying outstanding options, warrants, unvested RSUs, and convertible notes at December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Options outstanding	11,410	1,228
Warrants outstanding	12,150	13,279
Unvested RSUs	-	14
Shares underlying convertible notes	20,846	2,746
	44,406	17,267

These potential shares were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

2. LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements as of and for the year ended December 31, 2019 were prepared assuming we will continue as a going concern, which contemplates that we will continue in operation and will be able to realize our assets and settle our liabilities and commitments in the normal course of business for a period of at least one year from the issuance date of these consolidated financial statements.  These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should we be unable to continue as a going concern.

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sales of our equity and equity-linked securities and our contingent funding arrangements with third-parties to fund our operations, including our litigation costs.  For the year ended December 31, 2019, we incurred a net loss of approximately $9.5 million and negative cash flows from operations of approximately $3.4 million.  At December 31, 2019, we had a working capital deficit of approximately $5.5 million and an accumulated deficit of approximately $401.8 million.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year after the issuance date of these consolidated financial statements.

In 2018, we implemented significant cost reduction measures including cessation of our ongoing chip development activities, reductions in executive and key employee base salaries and curtailment of our spending for sales and marketing of our WiFi product line. We reduced costs further in 2019 with the downsizing of our corporate office facility and additional reductions in personnel and other operating costs. Our business plan is currently focused solely on our patent enforcement and technology licensing objectives.  The timing and amount of proceeds from our patent enforcement actions are difficult to predict and there can be no assurance we will receive any proceeds from these enforcement actions.

Our ability to meet our liquidity needs for the twelve months after the issuance date of these financial statements is dependent upon one or more of (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations and (ii) our ability to raise additional capital from the sale of debt or equity securities or other financing arrangements.  We anticipate that we will continue to invest in patent protection and licensing and enforcement of our wireless technologies.  We expect that revenue generated from patent enforcement actions, and technology licenses over the twelve months after the issuance date of these financial statements, if any, after deduction of payment obligations to our third-party litigation funder and legal counsel, may not be sufficient to cover our operating expenses. In the event we do not generate revenues, or other patent-asset proceeds, sufficient to cover our operational costs and contingent repayment obligation, we will be required to raise additional working capital through the sale of equity securities or other financing arrangements.

During the first quarter of 2020, we received aggregate proceeds from the sale of debt and equity securities of approximately $1.6 million, proceeds from the exercise of outstanding warrants of approximately $0.5 million and advances from a potential litigation funding party of approximately $0.6 million.   In addition, we repaid approximately $0.7 million in short-term debt and other accrued expenses through the use of shares of our common stock.  Despite these funding efforts, our resources are not sufficient to meet our short-term liquidity needs and we will be required to seek additional capital.

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

3. INVENTORIES

Inventories consisted of the following at December 31, 2019 and 2018 (in thousands):

	2019	2018
Raw materials	$-	$139
Work-in-process	-	-
Finished goods	550	941
	550	1,080
Inventory reserves	(550)	(982)
	-	98

During the years ended December 31, 2019 and 2018, we recognized impairment charges to reduce our excess and obsolete inventories to their net realizable values.  The following table provides a reconciliation of our inventory reserves for the years ended December 31, 2019 and 2018, respectively (in thousands):

	2019	2018
Inventory reserves at beginning of year	$982	$-
Impairment charges	6	1,134
Write down of impaired inventories	(438)	(152)
Inventory reserves at end of year	$550	$982

4. PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2019 and 2018 (in thousands):

	2019	2018
Prepaid services	$221	$252
Prepaid bonds for German statutory costs	188	199
Prepaid insurance	62	19
Prepaid licenses, software tools and support	17	51
Other prepaid expenses	17	17
	$505	$538

In 2018, we recorded impairment charges of approximately $0.4 million related to prepaid licenses and production tooling as a result of the restructuring of our operations.  These charges are included in “Restructuring expenses” in the accompanying statements of comprehensive loss (see Note 15).

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, at cost, consisted of the following at December 31, 2019 and 2018 (in thousands):

	2019	2018
Equipment and software, including equipment purchased under capital leases of $6 and $17 at December 31, 2019 and 2018, respectively	$260	$1,555
Leasehold improvements	33	786
Furniture and fixtures	43	182
	336	2,523
Less accumulated depreciation, including accumulated depreciation for equipment purchased under capital leases of $3 and $13 at December 31, 2019 and 2018, respectively	(266)	(2,394)
	$70	$129

Depreciation expense related to property and equipment was approximately $0.04 million and $0.13 million in 2019 and 2018, respectively.  Depreciation expense includes depreciation related to finance leases of approximately $0.001 million and $0.002 million for the periods ended December 31, 2019 and 2018, respectively.  Our finance leases have original terms of one to three years.  The principal payments for these finance leases are reflected as cash outflows from financing activities in the accompanying consolidated statements of cash flows.  Future minimum lease payments under our capital leases that have initial terms in excess of one year are included in “Leases” in Note 8.

In connection with the relocation of our corporate headquarters in July 2019, we disposed of a number of assets that were no longer in use.  For each of the years ended December 31, 2019 and 2018, we recorded a loss on disposal of fixed assets of approximately $0.01 million.

In connection with the closure of our Lake Mary facility in 2018, we reclassified equipment with a net book value of approximately $0.07 million to assets held for sale.  We contracted with a third party for the consignment sale of these assets and completed sales for several assets in 2018 and 2019.  For the year ended December 31, 2019, we recognized a net loss of approximately $0.04 million on the sale and/or impairment of assets held for sale.  For the year ended December 31, 2018, we recognized a gain of approximately $0.01 million on assets held for sale.  The gains and losses on the sale or impairment of held for sale assets is included in selling, general and administrative expenses in the accompanying statements of comprehensive loss.

6. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2019 and 2018 (in thousands):

	2019	2018

Patents and copyrights	$16,612	$18,350
Less accumulated amortization	(13,734)	(14,448)
	$2,878	$3,902

Amortization expense for each of the years ended December 31, 2019 and 2018 was approximately $0.6 million and $1.1 million, respectively.  For the years ended December 31, 2019 and 2018, we recorded losses on the disposal of intangible assets of approximately $0.4 million and $0.1 million, respectively.

Future estimated amortization expense for intangible assets that have remaining unamortized amounts as of December 31, 2019 is as follows (in thousands):

2020	$473
2021	416
2022	373
2023	329
2024	303
2025 and thereafter	984
Total	$2,878

7. ACCRUED LIABILITIES

Other accrued expenses consisted of the following at December 31, 2019 and 2018 (in thousands):

	2019	2018
Advances	$500	$-
Board compensation	413	413
Other accrued expenses	168	150
	$1,081	$563

Advances are amounts received from litigation counsel as advanced reimbursement of out-of-pocket expenses expected to be incurred by us.  Board compensation of $0.4 million at December 31, 2019 and 2018 represents accrued and unpaid board and committee fees from prior periods.  In the first quarter of 2020, current and prior board members agreed to waive unpaid cash fees in exchange for share-based compensation awards with an aggregate grant-date fair value of approximately $0.1 million (see Note 18).

8. LEASES

We lease our office and other facilities and certain office equipment under long-term, non-cancelable operating and finance leases.  Many of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when it is reasonably certain that the option will be exercised.  For leases with terms greater than 12 months, we record the related asset and obligation at the present value of lease payments over the term.  We do not recognize ROU assets and lease liabilities for leases with terms at inception of twelve months or less.

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

Following the adoption of ASC 842 as of January 1, 2019 (see Note 1), operating leases are included in operating lease right-of-use (ROU) assets and operating lease liabilities on the consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term using the implicit interest rate, when readily available, or our incremental borrowing rate for collateralized debt based on information available at the lease commencement date. Lease expense for operating leases is generally recognized on a straight-line basis over the lease term and is included in operating expenses on the consolidated statement of comprehensive loss.  For the year ended December 31, 2019, we recognized operating lease costs of approximately $0.4 million.

Finance leases are included in property and equipment and other accrued expenses on the consolidated balance sheets. Finance leases are recorded as an asset and an obligation at an amount equal to the present value of the minimum lease payments during the lease term. Amortization expense and interest expense associated with finance leases are included in selling, general, and administrative expense and interest expense, respectively, on the consolidated statements of comprehensive loss.  Finance leases are not material to our consolidated financial statements as of or for the year ended December 31, 2019.

No new finance or operating leases commenced during the year ended December 31, 2019.

Supplemental Cash Flow Information

The following table summarizes the supplemental cash flow information related to leases, including the ROU assets recognized upon adoption of the new lease standard (in thousands):

Year Ended
December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$314
Operating cash flows from finance leases	-
Financing cash flows from finance leases	1

Non-cash activity
Right-of-use assets obtained in exchange for operating lease liabilities	563
Assets obtained in exchange for finance lease liabilities	-

Other Information

The table below summarizes other supplemental information related to leases:

December 31,
2019
Weighted-average remaining lease term (in years):
Operating leases	2.7
Finance leases	0.3
Weighted average discount rate
Operating leases (1)	12.0%
Finance leases	8.7%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

Undiscounted Cash Flows

The future maturities of lease liabilities consist of the following as of December 31, 2019 (in thousands):

	Operating Leases	Finance Leases
2020	$295	$1
2021	176	-
2022	166	-
2023	4	-
Thereafter	-	-
Total undiscounted lease payments	641	1
Less: imputed interest	(86)	-
Present value of lease liabilities	555	1
Less: current obligations under leases	(250)	(1)
Long-term lease obligations	$305	$-

Disclosures related to periods prior to adoption of the new lease standard

Lease Commitments

The following table presents a summary of our facilities under non-cancelable lease agreements at December 31, 2018:

Description	Lease Start Date	Lease End Date	Renewal options remaining	Straight line monthly rental payment (in thousands)
Corporate office, Jacksonville, Florida	7/15/2018	7/31/2019	none	$31
Wireless design facility, Lake Mary, Florida	7/1/2017	11/30/2022	2 options to extend for 36 months each	$13
Warehouse and production facility, Jacksonville, Florida	7/1/2017	7/31/2020	none	$2

Deferred rent is amortized to rent expense over the respective lease terms. In addition to sales tax payable on base rental amounts, certain leases obligate us to pay pro-rated annual operating expenses for the properties.  Rent expense for our facilities for the year ended December 31, 2018, was approximately $0.5 million.

Contractual obligations

Future minimum lease payments under all non-cancelable operating leases and capital leases that have initial terms in excess of one year as of December 31, 2018 were as follows (in thousands):

Contractual obligations:	2019	2020	2021 and thereafter	Total
Operating leases	$372	$191	$345	$908
Capital leases	$2	$1	$-	$3

Our contractual obligations as of December 31, 2018 for operating leases include approximately $0.7 million related to our Lake Mary, Florida facility.  We ceased use of this facility in 2018 and at December 31, 2018, we have recorded a lease liability of $0.2 million which reflects the estimated net present value of our Lake Mary lease obligation, net of estimated future sublease rental income (see Note 15).

9. LONG-TERM DEBT

Notes Payable

Note Payable to a Related Party

We have an unsecured promissory note payable of $0.9 million to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party (see Note 16), for outstanding unpaid fees for legal services.  The SKGF note, as amended in 2018, accrued interest at a rate of 8% per annum and provided for payments of principal and interest of approximately $48,500 per month commencing October 31, 2018 through March 31, 2020.  At December 31, 2018, we were in default on the payment terms of the SKGF note. In March 2019, we amended the note to provide for a waiver of past payment defaults, a decrease in the interest rate from 8% per annum to 4% per annum, an extension of the maturity date from March 2020 to April 2022, and a modification of payment terms.  This amendment constituted a troubled debt restructuring and was accounted for on a prospective basis from the date of the amendment. As of June 29, 2019, we amended the note to provide for a postponement of past payment defaults and future payments until October 2019.  In October 2019, we further amended the note to provide a continued waiver of any payment defaults and to modify the payment schedule such that repayments of principal and interest commence January 31, 2020 at a rate of $10,000 per month with a final balloon payment due in April 2022.  We are currently in compliance with all the terms of the note, as amended.  For the years ended December 31, 2019 and 2018, we recognized interest expense of approximately $0.04 million and $0.06 million, respectively, related to this note.

Unsecured Short-Term Notes Payable

In May and June 2019, we entered into short-term promissory notes with accredited investors for aggregate proceeds of approximately $0.23 million. The notes were unsecured, accrued interest at a rate of 18% per annum and had an original maturity date at the earlier of ninety (90) days following the issuance date or upon our receipt of additional litigation financing. Subsequently, the maturity date for the notes was extended to December 2019 and the interest rate was increased to 20% per annum.  In the first quarter of 2020, we issued an aggregate of 1,740,426 shares of our common stock as an in-kind repayment of all outstanding principal and accrued interest on these short-term notes (see Note 18).  Interest expense incurred on these short-term notes for the year-ended December 31, 2019, was approximately $0.03 million.

Secured Note Payable

We have a note payable to Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (“Mintz”) for outstanding, unpaid attorney’s fees and costs associated with our patent enforcement program. The Mintz note is non-interest bearing, except in the event of a default, and is secured by certain of our U.S. and foreign patents. The note, at Mintz’s option, accelerates and becomes immediately due and payable in the case of standard events of default and/or in the event of a sale or other transfer of substantially all of our assets or a transfer of more than 50% of our capital stock in one or a series of transactions or through a merger or other similar transaction. In an event of default, the note will accrue interest at a rate of 12% per annum on any outstanding balance until such time that the note is paid in full.

The Mintz note provided for an initial installment of $0.1 million upon execution and monthly installments of $0.2 million beginning November 2018.  We repaid an aggregate of $1.2 million and $0.1 million in 2019 and 2018, respectively, and therefore failed to meet our payment obligations under the Mintz note.  Mintz waived past and future payment defaults, an increase in the default interest rate to 12% and acceleration of unpaid principal and interest through November 16, 2019, provided that no other event of default occurred.  As of December 31, 2019, we were in payment default under the note, and accordingly, the note balance at December 31, 2019 includes approximately $0.02 million in default interest.    We are in active discussions with Mintz to cure the default and resolve outstanding fees, including approximately $1.6 million included in accounts payable at December 31, 2019, which are currently in dispute.  Currently, Mintz has not requested acceleration of unpaid principal and interest on the note, nor have they waived the outstanding default.  In the first quarter of 2020, we paid Mintz an aggregate of approximately $1.2 million against outstanding amounts owed to them.

At December 31, 2019, the aggregate maturities of our notes payable are as follows (in thousands):

2020	$1,533
2021	90
2022	703
Total	$2,326

The estimated fair value of our notes payable at December 31, 2019 is approximately $2.2 million based on a risk-adjusted discount rate.

Convertible Notes

In 2019 and 2018, we sold five-year convertible promissory notes for aggregate proceeds of approximately $2.4 million and $1.3 million, respectively.  Our convertible notes represent five-year promissory notes that are convertible, at the holders’ option, into shares of our common stock at fixed conversion prices. Interest payments are made on a quarterly basis and are payable, at our option and subject to certain equity conditions, in either cash, shares of our common stock, or a combination thereof. To date, all interest payments on the convertible notes have been made in shares of our common stock.  We have recognized the convertible notes as debt in our consolidated financial statements.  The fixed conversion prices of certain of the notes were below market value of our common stock on the closing date resulting in a beneficial conversion feature with a value of approximately $0.6 million and $0.4 million for the years ended December 31, 2019 and 2018, respectively.  The beneficial conversion feature is recorded as a discount on the convertible notes with a corresponding increase to additional paid in capital.

Convertible notes payable at December 31, 2019 and 2018, consist of the following (in thousands):

	Fixed	Effective
	Conversion	Interest		December 31,
Description	Rate	Rate	Maturity Date	2019	2018
Convertible notes dated September 10, 2018	$0.40	8.3%	September 7, 2023	$700	$800
Convertible notes dated September 19, 2018	$0.57	8.3%	September 19, 2023	425	$425
Convertible notes dated February/March 2019	$0.25	8.0%	February 28, 2024 to March 13, 2024	1,300	-
Convertible notes dated June/July 2019	$0.10	8.0%	June 7, 2024 to July 15, 2024	390	-
Convertible notes dated July 18, 2019	$0.08	46.1%	July 18, 2024	700	-
Convertible notes dated September 13, 2019	$0.10	25.9%	September 13, 2024	50	-
Total principal balance				3,565	1,225
Less unamortized discount				832	388
				$2,733	$837

The July 18, 2019, notes bear interest at a stated rate of 7.5% per annum, while all other notes bear interest at a stated rate of 8% per annum.  Interest is payable quarterly and we may elect to pay interest in either cash, shares of our common stock, or a combination thereof, subject to certain equity conditions.  For the years ended December 31, 2019 and 2018, we recognized interest expense of approximately $0.32 million and $0.05 million, respectively, including approximately $0.1 million and $0.02 million, respectively, related to amortization of the discount and $0.22 million and $0.03 million, respectively, related to the contractual interest which we elected to pay in shares of our common stock.  The unamortized discount on the convertible notes will be amortized over a remaining period of approximately 4.15 years.

The shares underlying the 2018 convertible notes, as well as shares reserved for future in-kind interest payments on the notes, were registered on a registration statement that was declared effective on November 13, 2018 (File No. 333-228184).  The shares underlying the February and March 2019 convertible notes, as well as shares reserved for future in-kind interest payments on the notes, were registered on a registration statement that was declared effective on April 19, 2019 (File No. 333-230888). The shares underlying the June and July 2019 convertible notes, as well as shares reserved for future in-kind interest payments on the notes, were registered on a registration statement that was declared effective on September 11, 2019 (File No. 333-233390).

At the holders’ option, the convertible notes outstanding at December 31, 2019 could be converted into an aggregate of approximately 20.8 million shares of our common stock based on the fixed conversion prices.  An aggregate of $0.1 million in outstanding principal was converted by the holders into 0.25 million shares of our common stock at a fixed conversion price of $0.40 for each of the years ended December 31, 2019 and 2018.

With the exception of the July 2019 notes, we have the option to prepay the notes any time following the one-year anniversary of the issuance of the notes, subject to a premium on the outstanding principal prepayment amount of 25% prior to the two-year anniversary of the note issuance date, 20% prior to the three-year anniversary of the note issuance date, 15% prior to the four-year anniversary of the note issuance date, or 10% thereafter.  The notes provide for events of default that include failure to pay principal or interest when due, breach of any of the representations, warranties, covenants or agreements made by us, events of liquidation or bankruptcy, and a change in control.  In the event of default, the interest rate increases to 12% per annum and the outstanding principal balance of the notes plus all accrued interest due may be declared immediately payable by the holders of a majority of the then outstanding principal balance of the notes.

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation measured at estimated fair market value for the year ended December 31, 2019 and 2018, respectively (in thousands).

	2019	2018
Secured contingent payment obligation, beginning of year	$25,557	$15,896
Proceeds from contingent payment obligation	-	4,000
Change in fair value	1,094	5,661
Secured contingent payment obligation, end of year	$26,651	$25,557

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to Brickell Key Investments, LP (“Brickell”) under a February 2016 funding agreement, as amended from time to time (the “CPIA”).  To date, we have received aggregate proceeds of $18 million, including $4.0 million received in 2018, in exchange for Brickell’s right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions.  No additional proceeds were received from Brickell in 2019.  To date, we have repaid an aggregate of $3.3 million under the CPIA from patent license and settlement proceeds.

In connection with additional proceeds received in December 2018, we issued Brickell a warrant to purchase up to 5.0 million shares of our common stock at an exercise price of $0.16 per share (see Note 13).  As the estimated fair value of the payment obligation to Brickell resulting from this additional funding exceeded the $2.5 million in proceeds received, no value was assigned to the warrants.  The excess of fair value over the proceeds received of approximately $0.8 million was included in the change in fair value of our contingent payment obligation in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2018.

Brickell is entitled to priority payment of 55% to 100% of proceeds received from all patent-related actions until such time that Brickell has been repaid in full.  After repayment of the funded amount, Brickell is entitled to a portion of remaining proceeds up to a specified minimum return which is determined as a percentage of the funded amount and varies based on the timing of repayment.  In addition, Brickell is entitled to a pro rata portion of proceeds from specified legal actions to the extent aggregate proceeds from those actions exceed the specified minimum return.

Brickell holds a senior security interest in the majority of our assets until such time as the specified minimum return is paid, in which case, the security interest will be released except with respect to the patents and proceeds related to specific legal actions.  The security interest is enforceable by Brickell in the event that we are in default under the agreement which would occur if (i) we fail, after notice, to pay proceeds to Brickell, (ii) we become insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to us, (iii) our creditors commence actions against us (which are not subsequently discharged) that affect our material assets, (iv) we, without Brickell’s consent, incur indebtedness other than immaterial ordinary course indebtedness, or (v) there is an uncured non-

compliance of our obligations or misrepresentations under the agreement.  As of December 31, 2019, we are in compliance with our obligations under this agreement.

In addition, in the event of a change in control of the Company, Brickell has the right to be paid its return as defined under the CPIA based on the transaction price for the change in control event.

We have elected to measure our secured contingent payment obligation at fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods (see Note 10).  The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the consolidated statements of comprehensive loss until the contingency is resolved.

Other Liabilities

Other liabilities include $0.4 million received from a third-party litigation funder as an advance against a funding transaction that was under negotiation. Upon the consummation of a financing transaction with the third-party, the upfront payment would be credited against the financing which is expected to be accounted for as a contingent payment obligation at fair value.  If we fail to consummate a funding transaction, we may be obligated to pay, from future patent-related proceeds, an aggregate termination payment equal to five times the upfront payment received.  At December 31, 2019, we believe the carrying value of the liability approximates fair value.

We received an additional $0.6 million in January 2020 from this funder for an aggregate of $1.0 million in upfront payments.  In April 2020, we ceased negotiations with the third-party and, accordingly, we may be obligated to pay a termination fee of up to $5 million from future patent-related proceeds.

10. FAIR VALUE MEASUREMENTS

ASC 820, “Fair Value Measurements” establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The three levels of the fair value hierarchy are as follows:

•	Level 1: Quoted prices for identical assets or liabilities in active markets which we can access
•	Level 2: Observable inputs other than those described in Level 1
•	Level 3: Unobservable inputs

The following table summarizes financial assets and financial liabilities carried at fair value and measured on a recurring basis as of December 31, 2019 and 2018, segregated by classification within the fair value hierarchy (in thousands):

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019:
Liabilities:
Secured contingent payment obligation	$26,651	$-	$-	$26,651

December 31, 2018:
Liabilities:
Secured contingent payment obligation	25,557	-	-	25,557

For the years ended December 31, 2019 and 2018, respectively, we had no transfers of assets or liabilities between the levels of the hierarchy.

In 2016, we recognized a secured contingent payment obligation upon our receipt of proceeds from Brickell for funding of certain patent-related actions.  The fair value of the contingent payment obligation at December 31, 2019 and 2018 was estimated at $26.7 million and $25.6 million, respectively.  These values were calculated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  The contingent payment obligation does not have a fixed duration; however, our cash flow projections assume a duration through 2022.  The assumed cash outflows range from $0 to $58.8 million and the cash flow scenarios have probabilities of 5% to 25%.  We used a risk-adjusted discount rate of approximately 15.6%, based on a two year risk-free rate of approximately 1.6% as adjusted by 8% for credit risk and 6% for litigation inherent risk.  Changes in any of these Level 3 inputs could result in a higher or lower fair value measurement. For example, a decrease in the risk-adjusted discount rate from 15.6% to 8% would result in an increase in the fair value of approximately $3.9 million.  Refer to Note 9 for a reconciliation of our secured contingent payment obligation measured at estimated fair value for the years ended December 31, 2019 and 2018.

11. INCOME TAXES AND TAX STATUS

Our net losses before income taxes for the years ended December 31, 2019 and 2018 are from domestic operations as well as losses from our wholly-owned German subsidiary.  We elected to treat our German subsidiary as a disregarded entity for purposes of income taxes and accordingly, the losses from our German subsidiary has been included in our operating results.

No current or deferred tax provision or benefit was recorded in 2019 or 2018 as a result of current losses and fully deferred tax valuation allowances for all periods.  We have recorded a valuation allowance to state our deferred tax assets at their estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for each of the years ended December 31, 2019 and 2018, respectively are as follows (in thousands):

	2019	2018
Tax benefit at statutory rate	$(1,985)	$(4,382)
State tax benefit	(407)	(897)
Increase in valuation allowance	2,341	5,304
Research and development credit	-	(51)
Other	51	26
	$-	$-

Our deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of our assets and liabilities at December 31, 2019 and 2018 (in thousands):

	2019	2018
Gross deferred tax assets:
Net operating loss carry-forward	$83,865	$84,192
Research and development credit	7,608	7,879
Stock compensation	(28)	1,027
Patents and other	1,479	1,495
Contingent payment obligation	3,119	2,842
Inventories	139	249
Fixed assets	2	25
Accrued liabilities	200	146
Deferred rent and lease liabilities	142	46
Charitable contributions	1	5
Capital loss carry-forward	-	3
Warranty reserve	3	4
	96,530	97,913
Less valuation allowance	(96,320)	(97,816)
	210	97
Gross deferred tax liabilities:
Convertible debt	(210)	(97)
	(210)	(97)
Net deferred tax asset	$-	$-

Approximately $0.2 million, net of tax effect, of unrecognized tax benefit related to the beneficial conversion feature of convertible debt would be recorded as an adjustment to contributed capital rather than a decrease in earnings, if recognized.

At December 31, 2019, we had cumulative net operating loss (“NOL”) carry-forwards for income tax purposes of $335.1 million, of which $314.8 million is subject to expiration in varying amounts from 2020 to 2037.  At December 31, 2019, we also had research and development tax credit carryforwards of $7.6 million, which expire in varying amounts from 2020 through 2038.

Our ability to benefit from the tax credit carry-forwards could be limited under certain provisions of the Internal Revenue Code if there are ownership changes of more than 50%, as defined by Section 382 of the

Internal Revenue Code of 1986 (“Section 382”).  Under Section 382, an ownership change may limit the amount of NOL, capital loss and R&D credit carry-forwards that can be used annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  We conduct a study annually of our ownership changes.  Based on the results of our studies, we have determined that we do not have any ownership changes on or prior to December 31, 2019 which would result in limitations of our NOL, capital loss or R&D credit carry-forwards under Section 382.

Uncertain Tax Positions

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Germany.  We have identified our Federal and Florida tax returns as our only major jurisdictions, as defined.  The periods subject to examination for those returns are the 2000 through 2019 tax years.  The following table provides a reconciliation of our unrecognized tax benefits due to uncertain tax positions for the years ended December 31, 2019 and 2018, respectively (in thousands):

	2019	2018
Unrecognized tax benefits – beginning of year	$927	$927
Unrecognized tax benefits – end of year	$927	$927

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate so long as we maintain a full valuation allowance.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits.  For the years ended December 31, 2019 and 2018, we did not incur any income tax-related interest income, expense or penalties.

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, we are subject to legal proceedings and claims which arise in the ordinary course of our business. These proceedings include patent enforcement actions initiated by us against others for the infringement of our technologies, as well as proceedings brought by others against us at the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (“PTAB”) and in the Federal Patent Court in Germany in an attempt to invalidate certain of our patent claims. We had several patent enforcement actions in Germany, which has a “loser pay” system whereby the non-prevailing party is responsible for statutory attorney fees and costs. To the extent a loss is probable and reasonably estimable as of the balance sheet date, the estimated loss is recorded in the accompanying consolidated statements of comprehensive loss and included in current liabilities under the heading “statutory court costs” in the consolidated balance sheets. As of December 31, 2019 and 2018, we have accrued an aggregate of $0.37 million and $0.11 million, respectively in estimated statutory court costs for our cases in Germany.

ParkerVision v. Qualcomm and HTC (Middle District of Florida)

We have a patent infringement complaint pending in the Middle District of Florida against Qualcomm and Qualcomm Atheros, Inc. (collectively “Qualcomm”), and HTC (HTC Corporation and HTC America, Inc.) (the “Qualcomm Action”) seeking unspecified damages and injunctive relief for infringement of certain of our patents. Certain of the defendants have filed counterclaims against us for non-infringement and invalidity for all patents in the case. The case was filed in May 2014 and stayed in February 2016 pending decisions in other cases, including the appeal of a PTAB proceeding with regard to U.S. patent 6,091,940 (“the ‘940 Patent”) asserted in this case.  In September 2018, the Federal Circuit issued its decision with regard to the ‘940 Patent and, in January 2019, the court lifted the stay in this case.  In July 2019, the court issued an order that granted our proposed selection of patent claims from four asserted patents, including the ‘940 Patent, and denied Qualcomm’s request to limit the claims and patents. The court also agreed that we may elect to pursue accused products that were at issue at the time the case was stayed, as well as new products that were released by Qualcomm during the pendency of the stay.  In September 2019, Qualcomm filed a motion for partial summary judgement in an attempt to exclude certain patents from the case, including the ‘940 Patent.  The court denied this motion in January 2020.  A claim construction hearing was held in this case in August 2015, prior to the stay, and a second claim construction hearing was held in November 2019.  The court has not yet issued its claim construction order.  This case is scheduled for trial beginning December 1, 2020.  On March 16, 2020, in response to the impact of COVID-19, the parties filed a motion requesting a stay of all deadlines and discovery responses for a period of four weeks, or until April 14, 2020, at which time the situation will be assessed as to whether an additional stay or extension of the case schedule is required. The law firm of McKool Smith is representing us in this case on a contingency fee basis.

Qualcomm v. ParkerVision – PTAB

In August 2015, Qualcomm filed an aggregate of ten petitions for Inter Partes Review (“IPR”) with the PTAB seeking to invalidate certain claims related to three of the eleven patents originally asserted in our Qualcomm Action.  The PTAB denied institution of three of the petitions, all of which relate to our U.S. patent 7,039,372 (“the ‘372 Patent”).  We filed a motion to disclaim the challenged claims of U.S. patent 7,966,012 (“the ‘012 Patent”) and, accordingly, the PTAB entered an adverse judgment against us with respect to the one petition pertaining to the ‘012 Patent.  In March 2017, the PTAB issued its decisions on the six outstanding IPRs, all of which relate to the ‘940 Patent.  The PTAB ruled in our favor on three of the six petitions, ruled in Qualcomm’s favor on two of the six petitions and issued a split decision on the claims covered in the sixth petition.  As a result of the PTAB decisions, certain claims of the ‘940 Patent were found to be un-patentable and certain claims were found not to be un-patentable.  In May 2017, we filed a notice of appeal of these decisions with the U.S. Court of Appeals for the Federal Circuit (“CAFC”).  Qualcomm also appealed the decisions that were unfavorable to them.  On September 13, 2018, the CAFC upheld the PTAB ruling with regard to the ‘940 Patent.  As a result of the ruling, we prevailed with regard to the method claims of the ‘940 Patent and Qualcomm prevailed on the apparatus claims.  This matter is now closed although the patents at issue in this proceeding are the subject of the Qualcomm Action discussed above.

ParkerVision v. Apple and Qualcomm (Middle District of Florida)

In December 2015, we filed a patent infringement complaint in the Middle District of Florida against Apple, LG, Samsung and Qualcomm alleging infringement of four of our patents. In February 2016, the district court proceedings were stayed pending resolution of a corresponding case filed at the International Trade Commission (“ITC”). In July 2016, we entered into a patent license and settlement agreement with Samsung and, as a result, Samsung was dismissed from the district court action. In March 2017, we filed a motion to terminate the ITC proceedings and a corresponding motion to lift the stay in the district court case. This motion was granted in May 2017. In July 2017, we filed a motion to dismiss LG from the district court case (see ParkerVision v. LG below).  Also in July 2017, Qualcomm filed a motion to change venue to the southern district of California and Apple filed a motion to dismiss for improper venue. In March 2018, the district court ruled against the Qualcomm and Apple motions. The parties also filed a joint motion in March 2018 to eliminate three of the four patents in the case in order to expedite proceedings leaving our U.S. patent 9,118,528 as the only remaining patent in this case. A claim construction hearing was held on August 31, 2018. In July 2019, the court issued its claim construction order in which the court adopted our proposed claim construction for two of the six terms and the “plain and ordinary meaning” on the remaining terms. In addition, the court denied a motion filed by Apple for summary judgment.  Fact discovery has closed in this case and a jury trial is scheduled to begin in August 2020.   In March 2020, as a result of the impact of COVID-19, the parties filed a motion requesting an extension of certain deadlines in the case. Although currently a request has not been made to change the trial date, the parties plan to file a joint status report in April 2020, at which time the situation will be assessed as to whether additional modifications to the case schedule will be required.

ParkerVision v. LG (District of New Jersey)

In July 2017, we filed a patent infringement complaint in the district of New Jersey against LG for the alleged infringement of the same patents previously asserted against LG in the middle district of Florida (see ParkerVision v. Apple and Qualcomm above).  We elected to dismiss the case in the middle district of Florida and re-file in New Jersey as a result of a Supreme Court ruling regarding proper venue.  In March 2018, the court stayed this case pending a final decision in ParkerVision v. Apple and Qualcomm in the Middle District of Florida. As part of this stay, LG has agreed to be bound by the final claim construction decision in that case.

ParkerVision v. LG Electronics (Munich, Germany)

In June 2016, we filed a complaint in Munich District Court against LG Electronics Deutschland GmbH, a German subsidiary of LG Electronics, Inc. (“LGE”) seeking damages and injunctive relief for the alleged infringement of the German part of our European patent 1 206 831 (“the ‘831 Patent”). A hearing in this case was held in November 2016 at which time the court concluded that certain LGE products using Qualcomm RF circuitry infringe our patent.  The final decision in this case was stayed pending resolution of the corresponding nullity, or validity, action filed by Qualcomm in the German Federal Patent Court in Munich (see Qualcomm v. ParkerVision below).  In October 2018, we received an unfavorable decision in the nullity case for which we filed an appeal.  In July 2019, we withdrew our appeal.  As a result, our complaint in this case was dismissed, and we are subject to a claim reimbursement of statutory attorney’s fees and costs in this case which we have accrued in the accompanying consolidated financial statements as of December 31, 2019.  We have posted a bond to cover this cost which is included in “Prepaid expenses” in the accompanying consolidated balance sheets.

ParkerVision v. Apple (Munich, Germany) - the Apple I case

In October 2016, we filed a complaint in Munich District Court against Apple, Inc., Apple Distribution International, and Apple Retail Germany B.V. & Co. KG (collectively “Apple”) seeking damages and injunctive relief for the alleged infringement of the ‘831 Patent (the “Apple I Case”). In February 2017, we amended our complaint adding the infringement of a second German patent and alleging infringement by Apple devices that incorporate an Intel transceiver chip. The Munich Regional Court bifurcated the new claims into a second case (see ParkerVision v. Apple - the Apple II case below). A hearing was held in May 2017 in the Apple I Case. In June 2017, the court deferred its ruling pending the decision from the German Federal Patent Court in the validity action filed by Qualcomm (see Qualcomm v. ParkerVision below). In October 2018, we received an unfavorable decision in the Qualcomm nullity case for which we filed an appeal which we subsequently withdrew. We opted not to post a bond to cover the potential statutory costs in this case. As a result, in March 2019, the district court declared the complaint withdrawn, a decision we opted not to appeal.  In October 2019, we paid statutory attorney’s fees and costs totaling approximately $0.06 million.  This matter is now closed.

Qualcomm v. ParkerVision – Federal Patent Court in Germany (as appealed to the German Supreme Court)

In August 2016, Qualcomm filed a validity action in Federal Patent Court in Germany against the ’831 Patent. The outcome of this validity action impacts our German patent infringement cases against LGE and Apple as discussed above. On October 17, 2018, following an oral hearing, the court ruled that the ‘831 Patent was invalid. Accordingly, we recorded a contingent loss for the estimated statutory fees and costs in this case as of December 31, 2018. In January 2019, we appealed this decision to the German Supreme Court, but withdrew our appeal in July 2019.  As a result, we are subject to statutory fees and costs in this case, which are accrued in the accompanying consolidated financial statements.

ParkerVision v. Apple (Munich, Germany) – the Apple II case

The Apple II case sought damages and injunctive relief for the alleged infringement of the German part of our European patent 1 135 853 (“the ‘853 Patent”). A preliminary hearing was held in November 2017. Subsequent to the hearing, the court requested that we supplement certain elements of the infringement claims against Apple devices. In May 2018, we filed our supplemental briefs as requested by the court. In October 2018, we also filed a supplemental expert report. The court appointed an expert in this case and a hearing was held in March 2019 for purposes of providing expert testimony. The court ruled in April 2019 that Apple does not infringe our ‘853 Patent. We did not appeal this decision. As a result, we are subject to a claim for reimbursement of statutory attorney’s fees and costs in this case which we have accrued in the accompanying consolidated financial statements as of December 31, 2019. We have posted a bond to cover this cost which is included in “Prepaid expenses” in the accompanying consolidated balance sheets.

Intel v. ParkerVision (Federal Patent Court in Germany)

In August 2017, Intel filed a nullity action in German Federal Patent Court claiming invalidity of the ‘853 Patent that is the subject of the Apple II case. In December 2019, following the adverse decision in the Apple II case, we elected not to proceed with a defense in this case.  In December 2019, the Federal Patent Court determined that we will bear the costs for statutory attorney fees and costs in this case as the non-prevailing party.  Accordingly, we have accrued a contingent loss of statutory fees and costs in the accompanying consolidated financial statements as of December 31, 2019.

ParkerVision v. Intel (Western District of Texas)

In February 2020, we filed a patent infringement complaint in the Western District of Texas against Intel alleging infringement of eight of our patents. The law firm of Goldberg Segalla is representing us in this case on a contingency fee basis.

13. STOCK AUTHORIZATION AND ISSUANCE

Preferred Stock

We have 15 million shares of preferred stock authorized for issuance at the direction of the board of directors (the “Board”).  On November 17, 2005, our Board designated 0.1 million shares of authorized preferred stock as the Series E Preferred Stock in conjunction with its adoption of a Shareholder Protection Rights Agreement.  As of December 31, 2019, we had no outstanding preferred stock.

Common Stock

We have 110 million shares of common stock authorized for issuance.  Our shareholders approved amendments to our articles of incorporation in June and October 2018, increasing the number of authorized shares of common stock to 40 million and 75 million shares, respectively.  In November 2019, our shareholders approved an amendment to our articles of incorporation to increase the number of our authorized shares of common stock from 75 million to 110 million shares.

As of December 31, 2019, we have 23.6 million shares reserved for issuance under outstanding warrants and options, 2.1 million shares reserved for future issuance under equity compensation plans, and 20.8 million and 7.2 million shares reserved for the conversion of principal and the payment of interest in-kind, respectively, under outstanding convertible notes.

Stock and Warrant Issuances – Equity Based Financings

During the year ended December 31, 2019, the only equity-based financings were the sale of convertible notes (see Note 9).  The following table presents a summary of completed equity-based financings for the years ended December 31, 2018 (in thousands, except for per share amounts):

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

Private Placement with Aspire Capital

In July 2018, we entered into a securities purchase agreement (the “PIPE Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”) for the sale of up to $2.0 million of shares of our common stock (or pre-funded warrants) and warrants, in two tranches.  Upon the initial closing, we sold to Aspire Capital (i) a pre-funded warrant to purchase up to 2.5 million shares of our common stock with an exercise price of $0.01 per share (“Pre-Funded Warrant”) and (ii) a warrant to purchase up to 2.5 million shares of our common stock with an exercise price of $0.74 per share (a “Warrant”), for an aggregate purchase price of approximately $1.0 million.  In addition, pursuant to the PIPE Agreement, in September 2018, we sold to Aspire Capital (i) a second Pre-Funded Warrant to purchase up to 2.5 million shares of common stock exercise price of $0.01 per share and (ii) a second Warrant to purchase an additional 2.5 million shares of common stock at an exercise price of $0.74 per share, for an additional aggregate purchase price of approximately $1.0 million.  The aggregate proceeds from the sale of Pre-Funded Warrants and Warrants to Aspire Capital are $1.9 million after deduction of legal fees and registration costs of approximately $0.05 million.  The Warrants and Pre-Funded Warrants expire five years after their respective issuance date and have substantially similar other terms, except (i) for exercise price and (ii) that the Warrants are exercisable on the date that is six months after issuance and the Pre-Funded Warrants are immediately exercisable after issuance.  The shares underlying the Pre-Funded Warrants and Warrants are registered under a registration statement that became effective in September 2018 (Registration No.333-226738).

For the year ended December 31, 2019, we issued approximately 2.9 million shares of our common stock upon exercise of 2.9 million Pre-Funded Warrants and received proceeds totaling approximately $0.03 million.  For the year ended December 31, 2018, we issued approximately 2.0 million shares of our common stock upon cashless exercise of 2.1 million Pre-Funded warrants. As of December 31, 2019, Aspire Capital had 5.0 million in outstanding warrants at an exercise price of $0.74 per share.  In February 2020, we entered into a warrant amendment agreement with Aspire Capital whereby we repriced the outstanding warrants and issued new, replacement warrants (see Note 18).

Director Stock Purchases

On March 26, 2018, three of our directors purchased an aggregate of 0.2 million shares of our common stock in an unregistered sale of equity securities at a purchase price of $0.83 per share.  Director purchases of our common stock were made at or above market price at the date of purchase (see Note 16).

At Market Issuance Sales Agreements

In 2018, we completed the sale of approximately 1.4 million shares of our common stock at an average price of $0.87 per share under an At Market Issuance Sales Agreement (“ATM”) with FBR Capital Markets & Co. (“FBR”).  The shares were registered under a November 2016 shelf registration statement (Registration No. 333-214598).  We had no additional amounts available under the shelf registration statement as of December 31, 2018.

Equity Line Agreement

In October 2017, we entered into a common stock purchase agreement (the “Equity Line Agreement”) with Aspire Capital.  Under the Equity Line Agreement, Aspire Capital committed to purchase up to an aggregate of $20 million in shares of our common stock over the 30-month term of the Equity Line Agreement.  In consideration for entering into the Equity Line Agreement, we issued to Aspire Capital approximately 0.3 million shares of our common stock as a commitment fee.  We filed a registration statement to register the sale of up to 4 million shares of our common stock by Aspire Capital under the Equity Line Agreement. The registration statement was declared effective November 27, 2017 (File No. 333-221250).  As of December 31, 2018, we had issued all of the shares available under the registration statement.   The term of the Equity Line Agreement expires in April 2020 and we do not anticipate registering any additional shares for sale under this agreement.

Stock and Warrant Issuances – Payment for Services

Fisher Consulting

In June 2019, we issued 625,000 shares of our common stock in exchange for a nonrefundable retainer for services under a consulting agreement with Mark Fisher, valued at approximately $60,000.  The value of the retainer was recognized as consulting expense over the six-month term of the agreement.  The shares were registered on a registration statement that was declared effective on September 11, 2019 (File No. 333-233390).

Park Consulting

In July 2019, we issued a warrant to purchase up to 1,800,000 shares of our common stock with an exercise price of $0.10 per share in exchange for a nonrefundable retainer for services under a consulting agreement with Park Consultants, LLC, valued at approximately $180,000.  The warrant is exercisable immediately after issuance and expires five years following the issuance date.  The value of the warrant was determined using the Black-Scholes method.  The value of the warrant is being recognized as consulting expense over the eighteen-month term of the consulting agreement. The shares underlying the warrant were registered on a registration statement that was declared effective on September 11, 2019 (File No. 333-233390).

Warrant Issuance in Connection with Debt Financing

In December 2018, we issued a warrant for the purchase of up to 5.0 million shares of our common stock at $0.16 per share to Brickell in connection with an amendment to the CPIA (see Note 9).  The CPIA is recorded as a liability at its estimated fair value.  At the transaction date, the estimated fair value of the liability to Brickell exceeded the net proceeds received from Brickell.  Accordingly, no value was assigned to the warrants issued in connection with the transaction.  The warrant is immediately exercisable, expires five years from the date of issuance and includes cashless exercise and registration rights.  The shares underlying the warrant were registered on a registration statement that was declared effective on April 19, 2019 (File No. 333-230888).

Common Stock Warrants

As of December 31, 2019 and 2018, we had outstanding warrants for the purchase of up to 12.2 million shares and 13.3 million shares of our common stock, respectively.  The estimated grant date fair value of these warrants of $1.3 million and $1.8 million at December 31, 2019 and 2018, respectively, is included in shareholders’ deficit in our consolidated balance sheets.  As of December 31, 2019, our outstanding warrants have an average exercise price of $0.44 per share and a weighted average remaining life of approximately four years.

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

The rights initially are not exercisable and trade with the common stock of ParkerVision.  In the future, the rights may become exchangeable for shares of Series E Preferred Stock with various provisions that may discourage a takeover bid.  Additionally, the rights have what are known as “flip-in” and “flip-over” provisions that could make any acquisition of us more costly to the potential acquirer.  The rights may separate from the common stock following the acquisition of 15% or more of the outstanding shares of common stock by an acquiring person.  Upon separation, the holder of the rights may exercise their right at an exercise price of $14.50 per right (the “Exercise Price”), subject to adjustment and payable in cash.  Upon payment of the Exercise Price, the holder of the right will receive from us that number of shares of common stock having an aggregate market price equal to twice the Exercise Price, as adjusted.  The Rights Agreement also has a flip over provision allowing the holder to purchase that number of shares of common/voting equity of a successor entity, if we are not the surviving corporation in a business combination, at an aggregate market price equal to twice the Exercise Price.  We have the right to substitute for any of our shares of common stock that we are obligated to issue, shares of Series E Preferred Stock at a ratio of one ten-thousandth of a share of Series E Preferred Stock for each share of common stock.  The Series E Preferred Stock, if and when issued, will have quarterly cumulative dividend rights payable when and as declared by the Board, liquidation, dissolution and winding up preferences, voting rights and will rank junior to other securities of ParkerVision unless otherwise determined by the Board. The rights may be redeemed upon approval of the Board at a redemption price of $0.01.  As of December 31, 2019, there are no Series E preferred shares outstanding.

14. SHARE-BASED COMPENSATION

The following table presents share-based compensation expense included in our consolidated statements of comprehensive loss for the years ended December 31, 2019 and 2018, respectively (in thousands):

	2019	2018
Research and development expense	$5	$169
Selling, general, and administrative expense	584	831
Restructuring expense	-	50
Total share-based compensation expense	$589	$1,050

We did not capitalize any expense related to share-based payments.  As of December 31, 2019, there was $1.1 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

Stock Incentive Plans

2019 Long-Term Incentive Equity Plan

We adopted a long-term incentive equity plan in August 2019 that provides for the grant of stock-based awards to employees, officers, directors and consultants, not to exceed 12.0 million shares of common stock (the “2019 Plan”).   The 2019 Plan provides for benefits in the form of nonqualified stock options, stock appreciation rights, restricted stock awards, and other stock based awards.  Forfeited and expired options under the 2019 Plan become available for reissuance.  The plan provides that non-employee directors may not be granted awards that exceed the lesser of 1.0 million shares or $175,000 in value, calculated based on grant-date fair value.

On August 7, 2019, our Board approved the grant of nonqualified stock options for the purchase of an aggregate of 10,550,000 shares of our common stock with an exercise price of $0.17 per share, vesting in 8 equal quarterly increments commencing September 1, 2019. The option grants were made to executive officers, key employees and non-employee directors and have an aggregate grant date fair value of approximately $1.5 million.  At December 31, 2019, 1,450,000 shares of common stock were available for future grants under the 2019 Plan.

2011 Long-Term Incentive Equity Plan

We adopted a long-term incentive equity plan in September 2011 that, as amended in 2014, 2016 and 2017, provides for the grant of stock-based awards to employees, officers, directors and consultants, not to exceed 3.0 million shares of common stock (the “2011 Plan”).  The 2011 Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and other stock based awards.  Forfeited and expired options under the 2011 Plan become available for reissuance.  The plan provides that no participant may be granted awards in excess of 150,000 shares in any calendar year.  At December 31, 2019, 588,127 shares of common stock were available for future grants under the 2011 Plan.

2008 Equity Incentive Plan

We adopted an equity incentive plan in August 2008 (the “2008 Plan”).  The 2008 Plan provides for the grant of stock-based awards to employees (excluding named executives), directors and consultants, not to exceed 50,000 shares of common stock.  The 2008 Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and other stock based awards.  Forfeited and expired options under the 2008 Plan become available for reissuance.  The plan provides that no participant may be granted awards in excess of 5,000 shares in any calendar year.  At December 31, 2019, 20,473 shares of common stock were available for future grants under the 2008 Plan.

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

Restricted Stock Units

RSUs are issued as incentive compensation to executives, employees, and non-employee directors.  Each RSU represents a right to one share of our common stock, upon vesting.  The RSUs are not entitled to voting rights or dividends, if any, until vested.  RSUs generally vest over a one to three year period for employee awards and a  one year period for non-employee director awards.  The fair value of RSUs is generally based on the closing price of our common stock on the date of grant and is amortized to share-based compensation expense over the estimated life of the award, generally the vesting period.

RSAs and RSUs

The following table presents a summary of RSA and RSU activity under the 2000, 2008, 2011, and 2019 Plans (collectively, the “Stock Plans”) as of December 31, 2019 (shares in thousands):

	Non-vested Shares
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of year	14	$1.98
Granted	-	-
Vested	(11)	1.98
Forfeited	(3)	1.98
Non-vested at end of year	-	$-

The total fair value of RSAs and RSUs vested under the Stock Plans for the year ended December 31, 2019 was $2,000.

Stock Options

Stock options are issued as incentive compensation to executives, employees and non-employee directors.  Stock options are generally granted with exercise prices at or above fair market value of the underlying shares at the date of grant.  The fair value of options granted is estimated using the Black-Scholes option pricing model.  Generally, fair value is determined as of the grant date.  Options for employees, including executives and non-employee directors, are generally granted under the Stock Plans.

The following table presents a summary of option activity under the Stock Plans for the year ended December 31, 2019 (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value ($)
Outstanding at beginning of year	1,228	$7.09
Granted	10,550	0.17
Exercised	-	-
Forfeited	(64)	0.63
Expired	(304)	22.18
Outstanding at end of year	11,410	0.33	4.60	years	$-
Vested at end of year	3,435	$0.68	4.67	years	$-

The weighted average per share fair value of option shares granted during the years ended December 31, 2019 and 2018 was $0.14 and $0.46, respectively.  The total fair value of option shares vested was $0.5 million for each of the years ended December 31, 2019 and 2018.

The fair value of option grants under the Stock Plans for the years ended December 31, 2019 and 2018, respectively, was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2019	2018
Expected option term [1]	5 years	5 to 6 years
Expected volatility factor [2]	119.1%	68.8% to 93.6%
Risk-free interest rate [3]	1.6%	2.6% to 3.0%
Expected annual dividend yield	0%	0%

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

Options by Price Range

The options outstanding at December 31, 2019 under all plans have exercise price ranges, weighted average contractual lives, and weighted average exercise prices as follows (weighted average lives in years and shares in thousands):

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding at December 31, 2019	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable at December 31, 2019	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
$0.171 - $0.60	10,988	$0.19	4.62	3,013	$0.22	4.75
$1.98 - $13.80	411	2.81	4.24	411	2.81	4.24
$38.80 - $45.10	11	43.72	0.83	11	43.72	0.83
	11,410	$0.33	4.60	3,435	$0.68	4.67

Upon exercise of options under all plans, we issue new shares of our common stock.  For shares issued upon exercise of equity awards granted under the Stock Plans, the shares of common stock are registered.  For shares issued upon exercise of non-plan awards, the shares are not registered unless they have been subsequently registered by us on a registration statement.  We had no option exercises for the years ended December 31, 2019 or 2018.

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

On January 1, 2019, we adopted ASC 842 (refer to Note 8, “Leases”) and recognized an operating lease liability of $0.52 million and a right-of-use asset of $0.34 million related to our Lake Mary facility.

16.  RELATED PARTY TRANSACTIONS

We paid approximately $0.02 million and $0.03 million in 2019 and 2018, respectively, for patent-related legal services to SKGF, of which Robert Sterne, one of our directors since September 2006, is a partner.  In addition, we paid approximately $0.06 million in 2018 for principal and interest on the SKGF Note (refer to “Note Payable to a Related Party” included Note 9).  No payments were made in 2019 on the SKGF Note.  The SKGF Note has an outstanding balance, including accrued interest, of approximately $0.9 million at December 31, 2019.

On September 10, 2018, we sold an aggregate of $0.4 million in promissory notes, convertible into shares of our common stock at a fixed conversion price of $0.40 to related parties on the same terms as other convertible notes sold in the same transaction (refer to “Convertible Notes” included in Note 9).  Jeffrey Parker, our chief executive officer and chairman of the Board, and Paul Rosenbaum and Lewis Titterton, two of our non-employee directors, each purchased a convertible note with a face value of $0.1 million.  In addition, Stacie Wilf, sister to Jeffrey Parker,  purchased a convertible note with a face value of $0.1 million.

On March 26, 2018, three of our directors purchased an aggregate of 0.2 million shares of our common stock in an unregistered sale of equity securities at a purchase price of $0.83 per share, which represented the closing bid price of our common stock on the purchase date.  (see Note 13).

17.  CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to a concentration of credit risk principally consist of cash and cash equivalents.  Cash and cash equivalents are primarily held in bank accounts and overnight investments.  At times our cash balances on deposit with banks may exceed the balance insured by the F.D.I.C.

18. SUBSEQUENT EVENTS

Debt and Equity Financings

In January 2020, we sold an aggregate of $0.5 million in convertible notes to accredited investors.  The notes mature five years from the date of issuance and are convertible, at the holders’ option, into shares of our common stock at a fixed conversion price of $0.13 per share.  The notes bear interest at a stated rate of 8% per annum.  Interest is payable quarterly, and we may elect, subject to certain equity conditions, to pay interest in cash, shares of our common stock, or a combination thereof.  We also entered into a registration rights agreement with the investors pursuant to which we will register the shares underlying the notes. We have committed to file the registration statement by the 120th calendar day following the closing date and to cause the registration statement to become effective by the 180th calendar day following the closing date. The registration rights agreement provides for liquidated damages upon the occurrence of certain events including failure by us to file the registration statement or cause it to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription upon the occurrence of the event, and monthly thereafter, up to a maximum of 6%.

Also in January 2020, we received proceeds of approximately $0.2 million from the sale, on a private placement basis, of an aggregate of 1,169,232 shares of our common stock at a price of $0.13 per share, and 166,667 shares (together, the “Shares”) of our common stock at a price of $0.15 per share to accredited investors.  The subscription agreements for the private placement transactions contain customary representations and warranties of the purchaser.  We also entered into a registration rights agreement with the investors pursuant to which we will register the Shares. We have committed to file the registration statement by the 120th calendar day following the closing date and to cause the registration statement to become effective by the 180th calendar day following the closing date. The registration rights agreement provides for liquidated damages upon the occurrence of certain events including failure by us to file the registration statement or cause it to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription upon the occurrence of the event, and monthly thereafter, up to a maximum of 6%.

On February 28, 2020, we entered into a warrant amendment agreement (the “Warrant Amendment Agreement”) with Aspire Capital, with respect to warrants issued in July and September 2018 that are exercisable, collectively, into 5,000,000 shares of   common stock (the “Existing Warrants”).  The Warrant Amendment Agreement provides for a reduction in the exercise price for the Existing Warrants from $0.74 to $0.35 per share and the issuance of a new warrant for the purchase of 5,000,000 shares of common stock at an exercise price of $0.74 per share (the “New Warrant”). The Warrant Amendment Agreement also adds a call provision to the Existing Warrants whereby we may, after December 31, 2020, call for cancellation of all or a portion of the Existing Warrants in exchange for consideration of $0.001 per warrant share.  The call provision is subject to certain conditions, including the continued existence of an effective registration statement for the underlying warrant shares and the availability of sufficient authorized shares to allow for the exercise of the Existing Warrant.  In connection with the Warrant Amendment Agreement, Aspire Capital exercised a portion of the Existing Warrant for the purchase of approximately 1.5 million shares for net proceeds to us of approximately $0.5 million.   We agreed to file a registration statement to register the shares underlying the New Warrant.

In March 2020, we received aggregate proceeds of $0.9 million from the sale, on a private placement basis, of an aggregate of 2,571,432 shares of our common stock at a price of $0.35 per share to accredited investors.  The subscription agreements for the private placement transactions contain customary representations and warranties of the purchaser.  We also entered into a registration rights agreement with the investors pursuant to which we will register the shares. We have committed to file the registration statement by the 60th calendar day following the closing date and to cause the registration statement to become effective by the 120th calendar day following the closing date. The registration rights agreement provides for liquidated damages upon the occurrence of certain events including failure by us to file the registration statement or cause it to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription upon the occurrence of the event, and monthly thereafter, up to a maximum of 6%.

The net proceeds of approximately $2.1 million from the 2020 debt and equity financings will be used to fund our operations, including litigation costs.

Stock Issuance as Repayment of Outstanding Obligations

On January 9, 2020, we issued 214,000 unregistered shares of our common stock as an in-kind payment of approximately $0.028 million in outstanding principal and accrued interest on a June 7, 2019 promissory note with an accredited investor (see “Unsecured Short-term Notes Payable in Note 9).

On January 15, 2020 we issued 500,000 unregistered shares of our common stock as an in-kind payment of approximately $0.075 million in outstanding amounts payable to Stacie Wilf, a related party.

On February 28, 2020, we issued an aggregate of 1,526,426 unregistered shares of our common stock as an in-kind payment of approximately $0.24 million in outstanding principal and accrued interest on a May 15, 2019 promissory note with an accredited investor. (see “Unsecured Short-term Notes Payable in Note 9).

Share Based Compensation Arrangements

On January 14, 2020, the Board granted nonqualified stock options to purchase 218,000 shares at an exercise price of $0.21 and 171,000 RSAs to former directors in settlement of approximately $0.3 million in past Board and committee compensation fees.  The options and RSAs vest immediately upon grant and the options expire five years from the grant date.

On February 9, 2020, the Board approved equity awards under the Company’s 2019 Long Term Incentive Plan (the “2019 Plan”) to executives as consideration for the executives’ voluntary reduction in base salaries since July 2018.  The grants were made to the following individuals in the following amounts: RSUs for 300,000 shares to Jeffrey Parker, the Company’s Chief Executive Officer, RSUs for 150,000 shares to each of David Sorrells and Gregory Rawlins, the Company’s Chief Technical Officers, and an option to purchase 150,000 shares at an exercise price of $0.31 per share to Cynthia Poehlman, the Company’s Chief Financial Officer.  Fifty percent (50%) of the RSUs vest on May 9, 2020 and the remaining RSUs vest in four equal quarterly installments commencing August 9, 2020.  The options vest 50% upon grant with the remainder vesting in four equal quarterly installments commencing May 10, 2020.

In addition, on February 9, 2020, the Board approved equity awards to independent directors under the 2019 Plan for the directors’ continued waiver of all cash fees for board or committee service.  The grants were made to the following directors in the following amounts: RSUs for 150,000 shares to Frank Newman and an option for the purchase of 150,000 shares at an exercise price of $0.31 per share to each of Robert Sterne and Paul Rosenbaum.  The non-employee director awards all vest 50% upon grant with the remaining portion vesting in four equal quarterly installments commencing May 9, 2020.  The Board also awarded an immediately vested option to purchase 100,000 shares at an exercise price of $0.31 per share under the Company’s 2011 Long Term Incentive Equity Plan to Robert Sterne in exchange for Mr. Sterne’s waiver of approximately $0.1 million in accrued and unpaid fees for board and committee service from 2016 to 2018.  Each of the options awarded expire on February 9, 2027.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 10, 2019, we dismissed BDO USA LLP (“BDO”) as our independent registered public accounting firm. The Audit Committee participated in and approved the decision to change our independent registered public accounting firm.

BDO’s audit report on our consolidated financial statements as of and for the year ended December 31, 2018 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that BDO’s report for the year ended December 31, 2018 included an explanatory paragraph regarding our ability to continue as a going concern.

During the year ended December 31, 2018, and through the subsequent interim period through September 10, 2019, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between us and BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to BDO’s satisfaction, would have caused BDO to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no “reportable events” within the meaning if Item 304(a)(1)(v) of Regulation S-K.

The Audit Committee appointed MSL, P.A. (“MSL”) as our independent registered public accounting firm for our year ended December 31, 2019.  During the fiscal years ended December 31, 2018, and through the subsequent interim period through September 10, 2019, neither we nor anyone acting on our behalf consulted with MSL regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report or oral advice was provided to us that MSL concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, “disclosure controls and procedures” are controls and other procedures that are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.  Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2019, our disclosure controls and procedures were effective.

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

Management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

Our Board is divided into three classes with only one class of directors typically being elected in each year and each class serving a three-year term.  In April 2019, Mr. Lewis Titterton resigned from our Board due to family medical issues. Mr. Titterton’s resignation was not due to any disagreement with us on any matter relating to our operations, policies, or practices, financial or otherwise.  Our current directors, including their backgrounds and qualifications are as follows:

Name	Age	Position with the Company
Frank N. Newman	77	Class II Director, Audit Committee Member
Jeffrey L. Parker	63	Class I Director, Chairman of the Board and Chief Executive Officer
Paul A. Rosenbaum	77	Class III Director, Audit Committee Chair
Robert G. Sterne	68	Class III Director

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

Paul A. Rosenbaum

Paul A. Rosenbaum has been a director of ours since December 2016 and a member of our Audit Committee since September 2018.  Mr. Rosenbaum has extensive experience as a director and executive officer for both public and private companies in a number of industries.  Since 1994, Mr. Rosenbaum has served as chief executive of SWR Corporation, a privately-held corporation that designs, sells, and markets specialty industrial chemicals.  In September 2017, Mr. Rosenbaum was appointed to the Board of Commissioners for the Oregon Liquor Control Commission and has served as chairman since March 2018. Since 2009, Mr. Rosenbaum has been a member of the Providence St. Vincent Medical Foundation Council of Trustees, and previously served as president of the Council.  In addition, from September 2000 until June 2009, Mr. Rosenbaum served as chairman and chief executive officer of Rentrak Corporation (“Rentrak”), a Nasdaq publicly traded company that provides transactional media measurement and analytical services to the entertainment and media industry.  From June 2009 until July 2011, Mr. Rosenbaum served in a non-executive capacity as chairman of Rentrack.  From 2007 until 2016, Mr. Rosenbaum served on the Board of Commissioners for the Port of Portland, including as vice chairman from 2012 to 2016.  Mr. Rosenbaum was chief partner in the Rosenbaum Law Center from 1978 to 2000 and served in the Michigan Legislature from 1972 to 1978, during which time he chaired the Michigan House Judiciary Committee, was legal counsel to the Speaker of the House of the state of Michigan and wrote and sponsored the Michigan Administrative Procedures Act. Additionally, Mr. Rosenbaum served on the National Conference of Commissioners on Uniform State Laws, as vice chairman of the Criminal Justice and Consumer Affairs Committee of the National Conference of State Legislatures, and on a committee of the Michigan Supreme Court responsible for reviewing local court rules.  Among other qualifications, Mr. Rosenbaum has extensive experience as a director and executive officer of a publicly held corporation and has relevant insights into operations and our litigation strategies.

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

Information About Our Executive Officers

Our current executive officers are as follows:

Name	Age	Position with the Company
Jeffrey Parker	63	Chairman of the Board and Chief Executive Officer (“CEO”)
Cynthia Poehlman	53	Chief Financial Officer and Corporate Secretary (“CFO”)

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

Former Executive Officers

Messrs. David Sorrells and Gregory Rawlins both served as our Chief Technology Officers (“CTO”) through 2019. In March 2020, given our reduced scope of operations, in particular our research and development activities, our Board determined to eliminate the Chief Technology Officer role.  Both Mr. Sorrells and Mr. Rawlins remain employed by us in technical support roles.

Family Relationships

There are no family relationships among our officers or directors.

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

Audit Committee and Financial Expert

Subsequent to our Board resizing in September 2018, we maintained an audit committee comprised of two independent directors.  Messrs. Lewis Titterton and Paul Rosenbaum served as the members of our audit committee with Mr. Titterton serving as audit committee chairman.  In April 2019, Mr. Titterton resigned from our Board of Directors due to family medical issues.  Since Mr. Titterton’s resignation, Mr. Paul Rosenbaum has served as the chairman of our audit committee, and in April 2020, Mr. Newman stepped into the vacant audit committee position.   Our audit committee is governed by a Board-approved charter which, among other things, establishes the audit committee’s membership requirements and its powers and responsibilities.  Our Board has determined that Mr. Rosenbaum and Mr. Newman are audit committee financial experts within the meaning of the rules and regulations of the SEC.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table summarizes the total compensation of each of our “named executive officers” as defined in Item 402(m) of Regulation S-K (the “Executives”) for the fiscal years ended December 31, 2019 and 2018. Given the complexity of disclosure requirements concerning executive compensation, and in particular with respect to the standards of financial accounting and reporting related to equity compensation, there is a difference between the compensation that is reported in this table versus that which is actually paid to and received by the Executives. The amounts in the Summary Compensation Table that reflect the full grant date fair value of an equity award, do not necessarily correspond to the actual value that has been realized or will be realized in the future with respect to these awards.

(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other ($)		Total ($)
Jeffrey Parker, CEO	2019	$260,000		$-	$-	$845,766	$24,000	[5]	$1,129,766
	2018	297,500		-	-	-	24,000	[5]	321,500
Cynthia Poehlman, CFO	2019	180,000		-	-	140,961	-		320,961
	2018	205,962		-	-	-	-		205,962
David Sorrells, CTO	2019	158,577		-	-	-	-		158,577
	2018	252,303	[2]	2,149	-	-	-		254,452
John Stuckey, CMO [3]	2019	-		-	-	-	-		-
	2018	175,696		-	-	-	7,692	[3]	183,388
Gregory Rawlins, CTO Heathrow	2019	200,000		-	-	105,721	-		305,721
	2018	228,846	[4]	-	-	-	-		228,846

1.

The amounts represented in columns (e) and (f) represents the full grant date fair value of equity awards in accordance with ASC 718.  Refer to Note 14 to the consolidated financial statements for the year ended December 31, 2019 included in Item 8 for the assumptions made in the valuation of equity awards.

2.	Includes $8,481 which represents the grant-date fair value of restricted stock received by the executive in lieu of salary.
3.

Mr. Stuckey’s employment was terminated in August 2018.  The amount reported in column (g) represents amounts paid in connection with termination of executive’s employment, including $7,215 which represents the grant-date fair value of restricted stock received by the executive in lieu of cash.

4.	Includes $7,692 which represents the grant-date fair value of restricted stock received by the executive in lieu of salary.
5.	Represents an automobile allowance in the amount of $24,000.

In August 2018, each of our Executives agreed to a 20% reduction in base salary in connection with our planned restructuring.  Mr. Sorrells agreed to an additional reduction in base salary in March 2019. In consideration of our Executive’s voluntary salary reductions, in February 2020, our Board approved equity awards under our 2019 Long Term Incentive Plan including 300,000 RSUs to Mr. Parker, 150,000 RSUs to each of Messrs. Rawlins and Sorrells and 150,000 share options at an exercise price of $0.31 per share to Ms. Poehlman.  Refer to Note 18 to our consolidated financial statements for the year ended December 31, 2019 included in Item 8 for the terms of the equity awards.

We do not have employment agreements with any of our Executives.  We have non-compete arrangements in place with all of our employees, including our Executives, that impose post-termination restrictions on (i) employment or consultation  with competing companies or customers, (ii) recruiting or hiring employees for a competing company, and (iii) soliciting or accepting business from our customers.  We also have a tax-qualified defined contribution 401(k) plan for all of our employees, including our Executives.  We did not make any employer contributions to the 401(k) plan in 2019 or 2018.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information concerning the outstanding equity awards, including unexercised options, unvested stock and equity incentive awards, as of December 31, 2019 for each of our Executives:

	Option Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date
Name	(a)	(b)	(c)	(d)
Jeffrey Parker	20,000	-	1.98	8/15/2024
	1,500,000	4,500,000	0.17	8/7/2029
Cynthia Poehlman	20,000	-	1.98	8/15/2024
	250,000	750,000	0.17	8/7/2029
David Sorrells	20,000	-	1.98	8/15/2024
Gregory Rawlins	20,000	-	1.98	8/15/2024
	187,500	562,500	0.17	8/7/2029

Director Compensation

Following our Board restructuring in September 2018, the Board eliminated all cash fees for Board and committee service.  Our non-employee directors receive equity compensation, generally annually, in the form of nonqualified stock options or RSUs.  In 2018, each of our non-employee directors received 125,000 nonqualified share options, vesting over a one-year period, with an exercise price of $0.60 per share for and a grant-date fair value of approximately $58,000.  In 2019, each of our non-employee directors received 800,000 nonqualified share options, vesting over a two-year period, with an exercise price of $0.17 per share and a grant-date fair value of approximately $113,000.  Any unvested share-based awards to non-employee directors are forfeited if the director resigns or is removed from the Board for cause.

We reimburse our non-employee directors for their reasonable expenses incurred in attending meetings and we encourage participation in relevant educational programs for which we reimburse all or a portion of the costs incurred for these purposes.

Directors who are also our employees are not compensated for serving on our Board.

The following table summarizes the compensation of our current and former non-employee directors for the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($) 1	Stock Awards($)	Option Awards($) 2	Total ($)
(a)	(b)	(c)	(d)	(e)
Frank Newman [3]	-	-	$112,769	$112,769
Paul Rosenbaum [3]	-	-	112,769	112,769
Robert Sterne [4]	-	-	112,769	112,769

1.	Following our Board restructuring in September 2018, the Board eliminated all cash fees for Board and committee service.
2.

The amounts represented in column (d) represent the full grant date fair value of share-based awards in accordance with ASC 718.  Refer to Note 14 of the consolidated financial statements included in Item 8 for the assumptions made in the valuation of stock awards.

3.	At December 31, 2019, Messrs. Newman and Rosenbaum each have an aggregate of 975,000 nonqualified stock options outstanding, of which 375,000 are exercisable.
4.	At December 31, 2019, Mr. Sterne has 1,029,046 nonqualified stock options outstanding, of which 429,046 are exercisable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table gives information as of December 31, 2019 about shares of our common stock authorized for issuance under all of our equity compensation plans (in thousands, except for per share amounts):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(c)
Equity compensation plans approved by security holders (1)	860	$2.23	609
Equity compensation plans not approved by security holders	10,550	0.17	1,450
Total	11,410		2,059

1.

Includes the 2000 Plan, the 2008 Plan, and the 2011 Plan.   The types of awards that may be issued under each of these plans is discussed more fully in Note 14 to our consolidated financial statements included in Item 8.

Security Ownership of Certain Beneficial Holders

The following table sets forth certain information as of March 23, 2020 with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group (based upon information furnished by those persons).

As of March 30, 2020, 43,102,745 shares of our common stock were issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class[1]
EXECUTIVE OFFICERS AND DIRECTORS
Jeffrey Parker [8]	2,697,270	[2]	5.9%
Cynthia Poehlman [8]	538,943	[3]	1.2%
Frank Newman [8]	621,250	[4]	1.4%
Paul Rosenbaum [8]	1,328,194	[5]	3.0%
Robert Sterne [8]	771,061	[6]	1.8%
All directors, director nominees and executive officers as a group (5 persons)	5,956,718	[7]	12.4%

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

[2]

Includes 2,270,000 shares of common stock issuable upon currently exercisable options,  150,000 RSUs that will vest within 60 days, 153,324 shares held by Mr. Parker directly, 117,259 shares held by Jeffrey Parker and Deborah Parker Joint Tenants in Common, over which Mr. Parker has shared voting and dispositive power, and 6,687 shares owned of record by Mr. Parker’s child over which he disclaims ownership.  Excludes 3,750,000 shares of common stock issuable upon options that may become exercisable in the future and 150,000 shares of common stock underlying unvested RSUs.

[3]	Includes 488,750 shares of common stock issuable upon currently exercisable options and excludes 681,250 shares of common stock issuable upon options that may become exercisable in the future.
[4]

Includes 475,000 shares of common stock issuable upon currently exercisable options and 18,750 RSUs that will vest within 60 days and excludes 500,000 shares of common stock issuable upon options that may become exercisable in the future and 56,250 RSUs that may vest in the future.

[5]

Includes 568,750 shares of common stock issuable upon currently exercisable options and 250,000 shares of common stock issuable upon conversion of convertible notes.  Excludes 556,250 shares of common stock issuable upon options that may become exercisable in the future.

[6]	Includes 722,796 shares of common stock issuable upon currently exercisable options and excludes 556,250 shares of common stock issuable upon options that may become exercisable in the future.
[7]

Includes 4,525,296 shares of common stock issuable upon currently exercisable options, 168,750 RSUs that will vest within 60 days, and 250,000 shares of common stock issuable upon conversion of convertible notes held by directors and officers and excludes 6,043,750 shares of common stock issuable upon options that may become exercisable in the future and 206,250 RSUs that may vest in the future (see notes 2, 3, 4, 5, and 6 above).

[8]	The person’s address is 9446 Philips Highway, Suite 5A, Jacksonville, Florida 32256.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

We paid approximately $22,000 and $30,000 in 2019 and 2018, respectively for patent-related legal services to SKGF, of which Robert Sterne, is a partner.  In addition, we paid approximately $59,000 in 2018 for principal and interest on an unsecured note payable to SKGF.  The note was issued in 2016 to convert outstanding unpaid legal fees to an unsecured promissory note.  The note was amended multiple times in 2018 and 2019 to defer principal payments.  The note, as amended, allows for interest at 4% per annum, monthly installments of $10,000 per month beginning January 2020, with a final balloon payment due on April 30, 2022.  At December 31, 2019, the outstanding balance of the note, including unpaid interest is $879,000.

On September 10, 2018, we sold an aggregate of $400,000 in promissory notes, convertible into shares of our common stock at a fixed conversion price of $0.40 to related parties on the same terms as other convertible notes sold in the same transaction.  Jeffrey Parker, our chief executive officer and chairman of the Board, Paul Rosenbaum and Lewis Titterton,  two of our non-employee directors, each purchased a convertible note with a face value of $100,000.  In addition, Stacie Wilf, sister to Jeffrey Parker, purchased a convertible note with a face value of $100,000.

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

Director Independence

We follow the rules of Nasdaq in determining if a director is independent.  The Board also consults with our counsel to ensure that the Board’s determination is consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors.  The Board has affirmatively determined that Messrs.  Newman, Rosenbaum, and Sterne are independent directors.

Item 14.  Principal Accountant Fees and Services.

The firm of MSL, P.A. acts as our principal accountants.  From April 2018 to September 2019, the firm of BDO USA, LLP acted as our principal accountants (“Prior Accountants”).  The following is a summary of fees paid to the principal accountants and Prior Accountants for services rendered.

Audit Fees.  For the year ended December 31, 2019, the aggregate fees billed by our principal accountants for professional services rendered for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $101,200.  In addition, for the years ended December 31, 2019 and 2018, the aggregate fees billed by our Prior Accountants for professional services rendered in connection with the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $188,700 and $326,700, respectively.

Audit Related Fees.  For the years ended December 31, 2019 and 2018, there were no fees billed for professional services by our principal accountants or Prior Accountants for assurance and related services.

Tax Fees.  For the years ended December 31, 2019 and 2018, there were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice or tax planning.

All Other Fees.  For the years ended December 31, 2019 and 2018, there were no fees billed for other professional services by our principal accountants.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report:

(1) Financial statements:

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019 and 2018

Consolidated Statements of Shareholders’ Deficit for the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

Notes to Consolidated Financial Statements for the years ended December 31, 2019 and 2018

(2) Financial statement schedules:

Not applicable.

(3) Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed March 29, 2016)
3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 14, 2007)
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 18, 2016)
3.4	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed July 13, 2017)
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.5 of Form S-1 filed August 9, 2018)
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed October 30, 2018)
3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed November 15, 2019)
3.8

Certificate of Designations of the Preferences, Limitations and Relative Rights of Series E Preferred Stock, dated November 21, 2005 (incorporated by reference from Exhibit 4.02 of Current Report on Form 8-K filed November 22, 2005)

4.1	Form of common stock certificate (incorporated by reference from Exhibit 4.1 of Annual Report on Form 10-K for the year ended December 31, 2015)

4.2

Shareholder Protection Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference from Exhibit 4.01 of Form 8-K filed November 22, 2005)

4.3

First Amendment to Shareholder Protection Rights Agreement dated as of November 20, 2015 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference from Exhibit 4.1 of Form 8-K filed November 20, 2015)

4.4

Form of Rights Certificate pursuant to First Amendment to Shareholder Protection Rights Agreement dated November 20, 2015 (incorporated by reference from Exhibit 4.2 of Form 8-K filed November 20, 2015)

4.5	Description of Registered Securities *
10.1	2000 Performance Equity Plan (incorporated by reference from Exhibit 10.11 of Registration Statement No. 333-43452, filed August 10, 2000) **
10.2

Form of 2002 Indemnification Agreement for Directors and Officers (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed November 14, 2002) **

10.3	Standard Form of Employee Option Agreement (incorporated by reference from Exhibit 4.11 of Annual Report on Form 10-K for the year ended December 31, 2006, filed March 8, 2007) **
10.4	2008 Equity Incentive Plan (Non-Named Executives), as amended (incorporated by reference from Exhibit 4.1 of Form S-8 filed October 24, 2008) **
10.5	2011 Long-Term Incentive Equity Plan, as amended and restated (incorporated by reference from Exhibit 10.1 of Form 8-K filed July 13, 2017)**
10.6	Claims Proceeds Investment Agreement between Registrant and Brickell Key Investments LP (incorporated by reference from Exhibit 10.2 of Quarterly Report on Form 10-Q filed May 16, 2016)
10.7	Warrant Agreement between Registrant and Brickell Key Investments LP (incorporated by reference from Exhibit 10.3 of Quarterly Report on Form 10-Q filed May 16, 2016)
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

10.35

Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated February 25, 2019 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed March 4, 2019)

10.36	Form of Convertible Promissory Note dated February 28, 2019 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed March 4, 2019)
10.37	Registration Rights Agreement between Registrant and Holders of Convertible Notes (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed March 4, 2019)
10.38	List of Holders of Convertible Notes dated February 28, 2019 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed March 4, 2019)
10.39	Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated March 13, 2019 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed March 14, 2019)
10.40	Registration Rights Agreement between Registrant and Holders of Convertible Notes (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed March 14, 2019)
10.41	Form of Convertible Promissory Note dated March 13, 2019 (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed March 14, 2019)
10.42	List of Holders of Convertible Notes dated March 13, 2019 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed March 14, 2019)
10.43	Securities Purchase Agreement between Registrant and Mark Fisher dated June 7, 2019 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed June 13, 2019)
10.44	Secured Note Agreement dated June 7, 2019 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed June 13, 2019)
10.45	Registration Rights Agreement between Registrant and Holder of Convertible Note (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed June 13, 2019)
10.46	Security Agreement dated June 7, 2019 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed June 13, 2019)
10.47	Consulting Agreement dated June 7, 2019 (incorporated by reference from Exhibit 10.5 of Current Report on Form 8-K filed June 7, 2019)
10.48

Form of Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated June 19, 2019 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed June 25, 2019)

10.49	Form of Convertible Promissory Note dated June 19, 2019 (incorporated by reference from Exhibit 10.2 of Current Report on Form 10-K filed June 25, 2019)
10.50	Form of Registration Rights Agreement between Registrant and Holders of Convertible Notes (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed June 25, 2019)
10.51	List of Holders of Convertible Notes dated June 19, 2019 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed June 25, 2019)
10.52	Warrant agreement dated July 22, 2019 (incorporated by reference from exhibit 4.1 of Current Report on Form 8-K filed July 23, 2019)
10.53

Form of Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated July 18, 2019 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed July 23, 2019)

10.54	Form of Convertible Promissory Note dated July 18, 2019 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed July 23, 2019)
10.55	Form of Registration Rights Agreement between Registrant and Holders of Convertible Notes (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed July 23, 2019)
10.56	List of Holders of Convertible Notes dated July 18, 2019 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed July 23, 2019)

10.57	Consulting Agreement dated July 22, 2019 (incorporated by reference from Exhibit 10.5 of Current Report on Form 8-K filed July 23, 2019)
10.58	2019 Long-term Incentive Plan dated August 9, 2019 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed August 9, 2019)
10.59

Form of Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated January 8, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed January 10, 2020)

10.60	Form of Convertible Promissory Note dated January 8, 2020 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed January 10, 2020)
10.61

Form of Registration Rights Agreement between Registrant and Holders of Convertible Notes dated January 8, 2020 (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed January 10, 2020)

10.62	List of Holders of Convertible Notes dated January 8, 2020 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed January 10, 2020)
10.63	Form of Subscription Agreement between Registrant and Accredited Investors dated January 9, 2020 (incorporated by reference from Exhibit 10.5 of Current Report on Form 8-K filed January 10, 2020)
10.64

Form of Registration Rights Agreement between Registrant and Accredited Investors dated January 9, 2020 (incorporated by reference from Exhibit 10.6 of Current Report on Form 8-K filed January 10, 2020)

10.65	List of Accredited Investors dated January 9, 2020 (incorporated by reference from Exhibit 10.7 of Current Report on Form 8-K filed January 10, 2020)
10.66	Subscription Agreement between Registrant and an Accredited Investor dated January 20, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed January 21, 2020)
10.67	Registration Rights Agreement between Registrant and an Accredited Investor dated January 20, 2020 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed January 21, 2020)
10.68	Warrant Amendment Agreement between Registrant and Aspire Capital Fund, LLC dated February 28, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed March 5, 2020)
10.69	Warrant Agreement between Registrant and Aspire Capital Fund, LLC dated February 28, 2020 (incorporated by reference from Exhibit 4.1 of Current Report on Form 8-K filed March 5, 2020)
10.70	Form of Subscription Agreement between Registrant and Accredited Investors dated March 5, 2020 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed March 5, 2020)
10.71	Form of Registration Rights Agreement between Registrant and Accredited Investors dated March 5, 2020 (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed March 5, 2020)
10.72	Form of Subscription Agreement between Registrant and Accredited Investors dated March 13, 2020*
10.73	Form of Registration Rights Agreement between Registrant and Accredited Investors dated March 13, 2020*
10.74	List of Accredited Investors to March 5, 2020 and March 13, 2020 Subscription Agreements *
21.1	Schedule of Subsidiaries (incorporated by reference from Exhibit 21.1 of Annual Report on Form 10-K filed March 29, 2018)
23.1	Consent of MSL, P.A.*
23.2	Consent of BDO USA LLP*
31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker*

31.2	Rule 13a-14 and 15d-14 Certification of Cynthia L. Poehlman*
32.1	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. Poehlman*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*   Filed herewith

** Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2020
PARKERVISION, INC.
By: /s/ Jeffrey L. Parker
Jeffrey L. Parker
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Jeffrey L. Parker	Chief Executive Officer and	April 14, 2020
Jeffrey L. Parker	Chairman of the Board (Principal
Executive Officer)

By: /s/ Cynthia L. Poehlman	Chief Financial Officer (Principal	April 14, 2020
Cynthia L. Poehlman	Financial Officer and Principal
Accounting Officer) and Corporate Secretary

By: /s/ Frank N. Newman	Director	April 14, 2020
Frank N. Newman

By: /s/ Paul A. Rosenbaum	Director	April 14, 2020
Paul A. Rosenbaum

By: /s/ Robert G. Sterne	Director	April 14, 2020
Robert G. Sterne