Form 10-Q
period 2020-03-31
PARKERVISION INC
filed 2020-05-15
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of May 13,  2020,  44,931,712 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	March 31,	December 31,
	2020	2019
CURRENT ASSETS:
Cash and cash equivalents	$173	$57
Prepaid expenses	627	505
Other current assets	112	117
Total current assets	912	679

Property and equipment, net	62	70
Intangible assets, net	2,711	2,878
Operating lease right-of-use assets	255	283
Other assets, net	16	16
Total assets	$3,956	$3,926

CURRENT LIABILITIES:
Accounts payable	$4,816	$2,328
Accrued expenses:
Salaries and wages	55	78
Professional fees	240	499
Statutory court costs	359	369
Other accrued expenses	552	1,081
Related party note payable, current portion	97	86
Secured note payable, current portion	24	1,222
Unsecured notes payable	-	225
Operating lease liabilities, current portion	201	250
Total current liabilities	6,344	6,138

LONG-TERM LIABILITIES:
Secured contingent payment obligation	27,465	26,651
Convertible notes, net	2,951	2,733
Related party note payable, net of current portion	771	793
Unsecured contingent payment obligation	2,429	-
Operating lease liabilities, net of current portion	271	305
Other long-term liabilities	-	403
Total long-term liabilities	33,887	30,885
Total liabilities	40,231	37,023

SHAREHOLDERS' DEFICIT:
Common stock, $.01 par value, 110,000 shares authorized, 43,103 and 34,097 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	431	341
Additional paid-in capital	372,998	368,345
Accumulated deficit	(409,704)	(401,783)
Total shareholders' deficit	(36,275)	(33,097)
Total liabilities and shareholders' deficit	$3,956	$3,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Product revenue	$-	$10
Cost of sales	-	(10)
Gross margin	-	-

Research and development expenses	-	334
Selling, general and administrative expenses	5,495	2,156
Total operating expenses	5,495	2,490

Interest and other income	-	-
Interest expense	(186)	(62)
Change in fair value of contingent payment obligations	(2,240)	458
Total interest and other	(2,426)	396

Net loss	(7,921)	(2,094)

Other comprehensive loss, net of tax	-	-

Comprehensive loss	$(7,921)	$(2,094)

Basic and diluted net loss per common share	$(0.21)	$(0.07)

Weighted average common shares outstanding	38,329	29,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands)

	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2019	$341	$368,345	$(401,783)	$(33,097)
Issuance of common stock and warrants in public and private offerings, net of issuance costs	39	2,811	-	2,850
Issuance of common stock upon exercise of warrants	14	487	-	501
Issuance of common stock and warrants for services	5	219	-	224
Issuance of convertible debt with beneficial conversion feature	-	173	-	173
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	7	187	-	194
Issuance of common stock upon conversion of short-term loans and payables	22	318	-	340
Share-based compensation, net of shares withheld for taxes	3	458	-	461
Comprehensive loss for the period	-	-	(7,921)	(7,921)
Balance as of March 31, 2020	$431	$372,998	$(409,704)	$(36,275)

	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2018	$287	$366,695	$(392,292)	$(25,310)
Cumulative effect of change in accounting principle	-	-	(38)	(38)
Issuance of common stock upon exercise of warrants	15	-	-	15
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	4	76	-	80
Share-based compensation, net of shares withheld for taxes	-	67	-	67
Comprehensive loss for the period	-	-	(2,094)	(2,094)
Balance as of March 31, 2019	$306	$366,838	$(394,424)	$(27,280)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,921)	$(2,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208	212
Share-based compensation	461	67
Noncash lease expense	28	98
Loss (gain) on changes in fair value of contingent payment obligations	2,240	(458)
Loss (gain) on disposal of equipment and other assets	33	(6)
Warrant expense	1,775	-
Changes in operating assets and liabilities:
Inventories	-	14
Prepaid expenses and other assets	107	56
Accounts payable and accrued expenses	1,851	557
Operating lease liabilities	(83)	(119)
Total adjustments	6,620	421
Net cash used in operating activities	(1,301)	(1,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	-	14
Payments for patent costs and other intangible assets	-	(8)
Net cash provided by investing activities	-	6

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants in public and private offerings	1,075	-
Net proceeds from exercise of options and warrants	501	15
Net proceeds from debt financings	1,050	1,300
Principal payments on notes payable	(1,209)	(800)
Net cash provided by financing activities	1,417	515

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	116	(1,152)

CASH AND CASH EQUIVALENTS, beginning of period	57	1,527

CASH AND CASH EQUIVALENTS, end of period	$173	$375

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

We have designed and developed proprietary radio frequency (“RF”) technologies and integrated circuits for use in wireless communication products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions. We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore the primary focus of our business plan is the enforcement of our intellectual property rights through patent infringement litigation and licensing efforts. We currently have patent enforcement actions ongoing in various U.S. district courts against mobile handset providers and their chip suppliers for the infringement of a number of our RF patents.  We have made significant investments in developing and protecting our technologies, the returns on which are dependent upon the generation of future revenues for realization.

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

2.  Liquidity and Going Concern

Our accompanying condensed consolidated financial statements were prepared assuming we would continue as a going concern, which contemplates that we will continue in operation for the foreseeable future and will be able to realize assets and settle liabilities and commitments in the normal course of business for a period of at least one year from the issuance date of these condensed consolidated financial statements.  These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should we be unable to continue as a going concern.

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sales of our equity securities and contingent funding arrangements with third-parties to fund our operations, including the cost of litigation.  For the three months ended March 31, 2020, we incurred a net loss of approximately $7.9 million and negative cash flows from operations of approximately $1.3 million.  At March 31, 2020, we had cash and cash equivalents of approximately $0.2 million, a working capital deficit of approximately $5.4 million and an accumulated deficit of approximately $409.7 million.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these condensed consolidated financial statements.

For the three months ended March 31, 2020, we received aggregate net proceeds from the sale of debt and equity securities of approximately $1.5 million, proceeds from the exercise of outstanding warrants of approximately $0.5 million and advances from a potential litigation funding party of approximately $0.6 million.  In addition, we repaid approximately $0.7 million in short-term debt and other accrued expenses through the use of shares of our common stock.  Despite these funding efforts, our resources are not sufficient to meet our short-term liquidity needs and we will be required to seek additional capital.

Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations and (ii) our ability to obtain additional debt or equity financing.  We expect that revenue generated from patent enforcement actions and technology licenses over the next twelve months may not be sufficient to cover our working capital requirements.  In the event we do not generate revenues, or other patent-related proceeds, sufficient to cover our operational costs and contingent repayment obligations, we will be required to use available working capital and/or raise additional working capital through the sale of equity securities or other financing arrangements.

In April 2020, we received aggregate net proceeds of $0.5 million from the sale of equity securities with contingent payment rights to our patent enforcement proceeds, if any (see Note 13).  We are exploring additional financing opportunities for both our short and long-term capital needs.  These financing opportunities may include debt, convertible debt, common or preferred equity offerings, or a combination thereof.  There can be no assurance that we will be able to consummate a financing transaction or that the terms of such financing will be on terms and conditions that are acceptable.

As a result of the impact of COVID-19 on our operations, we applied for a loan under the Paycheck Protection Program.  In May 2020, our loan was approved and we received proceeds of approximately $0.2 million which will be used to offset the costs of payroll, employee health benefits and other approved costs (see Note 13).

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

3.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31,  2020 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three months ended March 31,  2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or future years.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

The year-end condensed consolidated balance sheet data was derived from audited financial statements for the year ended December 31, 2019, but does not include all disclosures required by GAAP.  These interim condensed consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”).

The condensed consolidated financial statements include the accounts of ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH, after elimination of all intercompany transactions and accounts.

4.  Accounting Policies

There have been no changes in accounting policies from those stated in our 2019 Annual Report.  We do not expect any newly effective accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.

5.  Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive.

We have shares underlying outstanding options, warrants, unvested RSUs and convertible notes that were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.  These common share equivalents at March 31, 2020 and 2019 were as follows (in thousands):

	March 31,
	2020	2019
Options outstanding	12,176	1,225
Warrants outstanding	15,920	11,700
Unvested RSUs	750	5
Shares underlying convertible notes	23,807	7,696
	52,653	20,626

6.  Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Prepaid services	$344	$221
Prepaid bonds for German statutory costs	184	188
Prepaid licenses, software tools and support	25	17
Prepaid insurance	58	62
Other prepaid expenses	16	17
	$627	$505

Prepaid services include approximately $0.3 million and $0.1 million of consulting services paid in shares of stock or warrants to purchase shares of stock in the future at March 31, 2020, and December 31, 2019, respectively.

7.  Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Patents and copyrights	$15,878	$16,612
Accumulated amortization	(13,167)	(13,734)
	$2,711	$2,878

8. Long-term debt

Notes Payable

Note Payable to a Related Party

We have an unsecured promissory note payable of $0.9 million to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party, for outstanding unpaid fees for legal services.  The SKGF note, as amended, accrues interest at a rate of 4% per annum, requires repayments of principal and interest at a rate of $10,000 per month with a final balloon payment due in April 2022.  We are currently in compliance with all the terms of the note, as amended.

Unsecured Short-Term Notes Payable

In May and June 2019, we entered into unsecured short-term promissory notes with accredited investors for aggregate proceeds of approximately $0.23 million. The notes, as amended, accrued interest at a rate of 20% per annum.  During the three months ended March 31, 2020, we issued an aggregate of 1,740,426 shares of our common stock as an in-kind repayment of all outstanding principal and accrued interest on these short-term notes.

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

We have been in default on the payment terms of the note since November 17, 2019, and accordingly, have accrued interest at the default rate of 12% per annum.  Currently, Mintz has not requested acceleration of unpaid principal and interest on the note, nor have they waived the outstanding default. During the three months ended March 31, 2020, we made payments to Mintz of $1.2 million which we applied to outstanding principal and interest on the Mintz note, leaving an outstanding balance at March 31, 2020 of approximately $0.02 million.  Mintz disputes our application of payments against principal and interest on the note rather than against the $2.9 million in billed and unpaid fees and expenses payable to Mintz included in accounts payable at March 31, 2020.  The unpaid fees and expenses payable to Mintz at March 31, 2020 exclude approximately $3.6 million in fees billed by Mintz that are in excess of agreed-upon fee caps.  We consider the excess fees to be a loss contingency that is not probable as of issuance date of these condensed consolidated financial statements and, accordingly, we have not recognized these excess fees in expense for the three-month period ended March 31, 2020.   We are in active discussions with Mintz to resolve our outstanding fee dispute.

Convertible Notes

Our convertible notes represent five-year promissory notes that are convertible, at the holders’ option, into shares of our common stock at fixed conversion prices.  The notes bear interest at a stated rate of 8% per annum, except for the July 18, 2019 notes which bear interest at a stated rate of 7.5% per annum.  Interest is payable quarterly, and we may elect to pay interest in either cash, shares of our common stock, or a combination thereof, subject to certain equity conditions.  To date, all interest payments on the convertible notes have been made in shares of our common stock, including payments of $0.07 million during the three months ended March 31, 2020.

We have the option to prepay the majority of the notes any time following the one-year anniversary of the issuance of the notes, subject to a premium on the outstanding principal prepayment amount of 25% prior to the two-year anniversary of the note issuance date, 20% prior to the three-year anniversary of the note issuance date, 15% prior to the four-year anniversary of the note issuance date, or 10% thereafter.  Notes with a principal balance of $0.13 million were converted, at the option of the holder, into shares of our common stock during the three months ended March 31, 2020.

Convertible notes payable at March 31, 2020 and December 31, 2019 consist of the following (in thousands):

	Fixed	Effective		Principal Outstanding as of
	Conversion	Interest		March 31,	December 31,
Description	Rate	Rate	Maturity Date	2020	2019
Convertible notes dated September 10, 2018	$0.40	23.4%	September 7, 2023	$600	$700
Convertible note dated September 19, 2018	$0.57	10.2%	September 19, 2023	425	425
Convertible notes dated February/March 2019	$0.25	8.0%	February 28, 2024 to March 13, 2024	1,300	1,300
Convertible notes dated June/July 2019	$0.10	8.0%	June 7, 2024 to July 15, 2024	365	390
Convertible notes dated July 18, 2019	$0.08	46.1%	July 18, 2024	700	700
Convertible notes dated September 13, 2019	$0.10	25.9%	September 13, 2024	50	50
Convertible notes dated January 8, 2020	$0.13	20.3%	January 8, 2024	450	-
Total principal balance				3,890	3,565
Less Unamortized discount				939	832
				$2,951	$2,733

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair market value, for the three months ended March 31, 2020 and the year ended December 31, 2019 (in thousands):

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Secured contingent payment obligation, beginning of period	$26,651	$25,557
Change in fair value	814	1,094
Secured contingent payment obligation, end of period	$27,465	$26,651

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to Brickell Key Investments, LP (“Brickell”) under a February 2016 funding agreement, as amended.    Brickell is entitled to priority payment of 55% to 100% of proceeds received from all patent-related actions until such time that Brickell has been repaid in full.  After repayment of the funded amount, which is $14.7 million as of March 31, 2020, Brickell is entitled to a portion of remaining proceeds up to a specified minimum return which is determined as a percentage of the funded amount and varies based on the timing of repayment.  In addition, Brickell is entitled to a pro rata portion of proceeds from specified legal actions to the extent aggregate proceeds from those actions exceed the specified minimum return.  As of March 31, 2020, we are in compliance with our obligations under this agreement.

We have elected to measure our secured contingent payment obligation at fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the condensed consolidated statements of comprehensive loss until the contingency is resolved (see Note 9).

Unsecured Contingent Payment Obligation

The following table provides a reconciliation of our unsecured contingent payment obligation, measured at estimated fair market value, for the three months ended March 31, 2020 and the year ended December 31, 2019 (in thousands):

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Unsecured contingent payment obligation, beginning of period	$-	$-
Reclassification of other liabilities	1,003	-
Change in fair value	1,426	-
Unsecured contingent payment obligation, end of period	$2,429	$-

Our unsecured contingent payment obligation represents the estimated fair value of a termination fee payable to a third-party funder from future patent-related proceeds as a result of our failure to enter into a funding transaction by March 31, 2020.   We received aggregate advances of $1.0 million under a letter agreement with a third-party funder, of which $0.6 million was advanced during the three-month period ended March 31, 2020.  Based on the terms of the letter agreement, if a final funding arrangement was not executed by March 31, 2020, we would be obligated to pay, from future patent-related proceeds, an aggregate termination payment equal to five times the upfront payment received, or $5.0 million.  We did not reach an agreement as of March 31, 2020, and formally terminated negotiations in April 2020.  Accordingly, we will be required to pay the third-party funder a $5.0 million termination payment out of our future patent-related proceeds, if any.

We have elected to measure this unsecured contingent payment obligation at fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The unsecured contingent payment obligation will be remeasured to fair value at each reporting period with changes recorded in the condensed consolidated statements of comprehensive loss until the contingency is resolved (see Note 9).

Advances under the letter agreement of $0.4 million as of December 31, 2019, were recorded in other long-term liabilities.  At March 31, 2020, the $0.4 million, along with the additional $0.6 million in advances received in January 2020, were reclassified from other long-term liabilities to a long-term unsecured contingent payment obligation.

9. Fair Value Measurements

The following tables summarize the fair value of our assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020:
Liabilities:
Secured contingent payment obligation	$27,465	$-	$-	$27,465
Unsecured contingent payment obligation	2,429	-	-	2,429

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019:
Liabilities:
Secured contingent payment obligation	$26,651	$-	$-	$26,651

The fair values of both our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-

related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used a risk-adjusted discount rate of 14.29% at March 31, 2020, based on a risk-free rate of 0.29% as adjusted by 8% for credit risk and 6% for litigation inherent risk.  The secured and unsecured contingent payment obligations do not have a fixed duration; however, our cash flow projections assume a remaining duration ranging from approximately one to three years with an average duration of 2.3 years.  The cash outflows could potentially range from $0 to $58.8 million and $0 to $5.0 million through 2023 with a weighted average outflow of approximately $37.0 million and $3.3 million for the secured and unsecured contingent payment obligations, respectively.  We evaluate the estimates and assumptions used in determining the fair value of our contingent payment obligations each reporting period and make any adjustments prospectively based on those evaluations.   Changes in any of these Level 3 inputs could result in a higher or lower fair value measurement.

10.  Legal Proceedings

From time to time, we are subject to legal proceedings and claims which arise in the ordinary course of our business. These proceedings include patent enforcement actions initiated by us against others for the infringement of our technologies, as well as proceedings brought by others against us at the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (“PTAB”) and in the Federal Patent Court in Germany in an attempt to invalidate certain of our patent claims. We had several patent enforcement actions in Germany, which has a “loser pay” system whereby the non-prevailing party is responsible for statutory attorney fees and costs. To the extent a loss is probable and reasonably estimable as of the balance sheet date, the estimated loss is recorded in the accompanying condensed consolidated statements of comprehensive loss and included in current liabilities under the heading “statutory court costs” in the condensed consolidated balance sheets. As of March 31, 2020, and December 31, 2019, we have accrued an aggregate of $0.36 million and $0.37 million, respectively, in estimated statutory court costs for our cases in Germany.

ParkerVision v. Qualcomm and HTC (Middle District of Florida)

We have a patent infringement complaint pending in the Middle District of Florida against Qualcomm and Qualcomm Atheros, Inc. (collectively “Qualcomm”), and HTC (HTC Corporation and HTC America, Inc.) (the “Qualcomm Action”) seeking unspecified damages and injunctive relief for infringement of certain of our patents. The defendants have filed counterclaims against us for non-infringement and invalidity for all patents in the case. The case was filed in May 2014 and stayed in February 2016 pending decisions in other cases, including the appeal of a PTAB proceeding with regard to U.S. patent 6,091,940 (“the ‘940 Patent”) asserted in this case.  In September 2018, the Federal Circuit issued its decision with regard to the ‘940 Patent and, in January 2019, the court lifted the stay in this case.  In July 2019, the court issued an order that granted our proposed selection of patent claims from four asserted patents, including the ‘940 Patent, and denied Qualcomm’s request to limit the claims and patents. The court also agreed that we may elect to pursue accused products that were at issue at the time the case was stayed, as well as new products that were released by Qualcomm during the pendency of the stay.  In September 2019, Qualcomm filed a motion for partial summary judgement in an attempt to exclude certain patents from the case, including the ‘940 Patent.  The court denied this motion in January 2020.  A claim construction hearing was held in this case in August 2015, prior to the stay, and a second claim construction hearing was held in November 2019.  In April 2020, the court issued its claim construction order in which the court adopted our proposed construction for seven of the ten disputed terms and adopted slightly modified versions of our proposed construction for the remaining terms.  This case is scheduled for trial beginning December 1, 2020.  On March 16, 2020, in response to the impact of COVID-19, the parties filed a motion requesting a stay of all deadlines and discovery responses for a period of four weeks, or until April 14, 2020.  On April 14, 2020, the parties filed a status report requesting a continued stay of deadlines in the case through May 29, 2020.  The law firm of McKool Smith is representing us in this case on a contingency fee basis.

ParkerVision v. Apple and Qualcomm (Middle District of Florida)

In December 2015, we filed a patent infringement complaint in the Middle District of Florida against Apple, LG, Samsung and Qualcomm alleging infringement of four of our patents. In February 2016, the district court proceedings were stayed pending resolution of a corresponding case filed at the International Trade Commission (“ITC”). In July 2016, we entered into a patent license and settlement agreement with Samsung and, as a result, Samsung was dismissed from the district court action. In March 2017, we filed a motion to terminate the ITC proceedings and a corresponding motion to lift the stay in the district court case. This motion was granted in May 2017. In July 2017, we filed a motion to dismiss LG from the district court case (see ParkerVision v. LG below).  Also in July 2017, Qualcomm filed a motion to change venue to the southern district of California, and Apple filed a motion to dismiss for improper venue. In March 2018, the district court ruled against the Qualcomm and Apple motions. The parties also filed a joint motion in March 2018 to eliminate three of the four patents in the case in order to expedite proceedings leaving our U.S. patent 9,118,528 as the only remaining patent in this case. A claim construction hearing was held on August 31, 2018. In July 2019, the court issued its claim construction order in which the court adopted our proposed claim construction for two of the six terms and the “plain and ordinary meaning” on the remaining terms. In addition, the court denied a motion filed by Apple for summary judgment.  Fact discovery has closed in this case and a jury trial was scheduled to begin in August 2020.   In March 2020, as a result of the impact of COVID-19, the parties filed a motion requesting an extension of certain deadlines in the case. In April 2020, the court stayed this proceeding pending the outcome of ParkerVision v. Qualcomm and HTC.

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

ParkerVision v. LG Electronics (Munich, Germany)

In June 2016, we filed a complaint in Munich District Court against LG Electronics Deutschland GmbH, a German subsidiary of LG Electronics, Inc. (“LGE”) seeking damages and injunctive relief for the alleged infringement of the German part of our European patent 1 206 831 (“the ‘831 Patent”). In November 2016, the court concluded that certain LGE products using Qualcomm RF circuitry infringe our patent.  The final decision in this case was stayed pending resolution of the corresponding nullity, or validity, action filed by Qualcomm in the German Federal Patent Court in Munich (see Qualcomm v. ParkerVision below).  In October 2018, we received an unfavorable decision in the nullity case.   As a result, our infringement complaint in this case was dismissed, and we are subject to a claim reimbursement of statutory attorney’s fees and costs in this case which are accrued in the accompanying condensed consolidated financial statements as of March 31, 2020 and December 31, 2019.  We have posted a bond to cover this cost which is included in “Prepaid expenses” in the accompanying condensed consolidated balance sheets. In April 2020, the court fixed the amounts due for statutory attorney’s fees and costs, and we have requested a release of the bond funds which will fully cover this cost.

Qualcomm v. ParkerVision – Federal Patent Court in Germany (as appealed to the German Supreme Court)

In August 2016, Qualcomm filed a validity action in Federal Patent Court in Germany against the ’831 Patent. The outcome of this validity action impacts our German patent infringement cases against LGE and Apple as discussed above. On October 17, 2018, following an oral hearing, the court ruled that the ‘831 Patent was invalid.    In January 2019, we appealed this decision to the German Supreme Court, but withdrew our appeal in July 2019.  We are subject to statutory fees and costs in this case, which are accrued in the accompanying condensed consolidated financial statements as of March 31, 2020 and December 31, 2019.

ParkerVision v. Apple (Munich, Germany) – the Apple II case

The Apple II case sought damages and injunctive relief for the alleged infringement of the German part of our European patent 1 135 853 (“the ‘853 Patent”).  The court ruled in April 2019 that Apple does not infringe our ‘853 Patent. We did not appeal this decision. As a result, we are subject to a claim for reimbursement of statutory attorney’s fees and costs in this case which we have accrued in the accompanying condensed consolidated financial statements as of March 31, 2020 and December 31, 2019. We have posted a bond to cover this cost which is included in “Prepaid expenses” in the accompanying condensed consolidated balance sheets.

Intel v. ParkerVision (Federal Patent Court in Germany)

In August 2017, Intel filed a nullity action in German Federal Patent Court claiming invalidity of the ‘853 Patent that is the subject of the Apple II case.  In December 2019, following the adverse decision in the Apple II case, we elected not to proceed with a defense in this case.  In December 2019, the Federal Patent Court determined that we will bear the costs for statutory attorney fees and costs in this case as the non-prevailing party.  Accordingly, we have accrued a contingent loss of statutory fees and costs in the accompanying condensed consolidated financial statements as of March 31, 2020 and December 31, 2019.

ParkerVision v. Intel (Western District of Texas)

In February 2020, we filed a patent infringement complaint in the Western District of Texas against Intel alleging infringement of eight of our patents. The complaint was amended in May 2020 to add two additional patents.  The law firm of Goldberg Segalla is representing us in this case on a contingency fee basis.

11. Stock Issuance

Stock and Warrant Issuances – Equity Based Financings

Private Placements with Accredited Investors

In January 2020, we entered into securities purchase agreements with accredited investors for an aggregate of 1,169,232 shares of our common stock at a price of $0.13 per share and 166,667 shares of our common stock at $0.15 per share for aggregate proceeds of approximately $0.2 million.  In March 2020, we entered into securities purchase agreements with accredited investors for an aggregate of 2,571,432 shares of our common stock at a price of $0.35 per share for aggregate proceeds of $0.9 million.  The shares were registered for resale on a registration statement that was declared effective on April 28, 2020 (File No. 333-237762).  The securities purchase agreements for the March 2020 transaction were amended on May 1, 2020 (see Note 13).

Warrant Amendment with Aspire Capital

On February 28, 2020, we entered into a warrant amendment agreement (the “Warrant Amendment Agreement”) with Aspire Capital Fund, LLC (“Aspire”), with respect to warrants issued in July and

September 2018 (the “2018 Warrants”) that are exercisable, collectively, into 5,000,000 shares of our common stock.   The Warrant Amendment Agreement provided for a reduction in the exercise price for the 2018 Warrants from $0.74 to $0.35 per share and the issuance of a new warrant for the purchase of 5,000,000 shares of our common stock at an exercise price of $0.74 per share (“New Aspire Warrant”).   The New Aspire Warrant expires February 28, 2025 and is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock and also upon any distributions of assets to our stockholders.  The New Aspire Warrant contains provisions that prohibit exercise if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holder of the New Aspire Warrant may increase (up to 19.99%) or decrease this percentage by providing at least 61 days’ prior notice to the Company. In the event of certain corporate transactions, the holder of the New Aspire Warrant will be entitled to receive, upon exercise of such New Aspire Warrant, the kind and amount of securities, cash or other property that the holder would have received had they exercised the New Aspire Warrant immediately prior to such transaction. The New Aspire Warrant does not contain voting rights or any of the other rights or privileges as a holder of our common stock.

The Warrant Amendment Agreement added a call provision to the 2018 Warrants whereby we may, after December 31, 2020, call for cancellation of all or any portion of the 2018 Warrants for which an exercise notice has not yet been received, in exchange for consideration equal to $0.001 per warrant share and subject to certain conditions, including the continued existence of an effective registration statement for the underlying shares of common stock and the availability of sufficient authorized shares to allow for the exercise of the 2018 Warrants.  All other terms of the 2018 Warrants remained unchanged, including the original expiration dates of July and September 2023.  In connection with the Warrant Amendment Agreement, Aspire exercised 1,430,000 shares of the 2018 Warrants for aggregate proceeds to us of $0.5 million.  We recognized $1.78 million of non-cash warrant expense in connection with the Warrant Amendment Agreement based on the difference between the Black-Scholes value of the warrants immediately before and after the amendment.  The shares underlying the New Aspire Warrant were registered for resale on a registration statement that was declared effective on April 28, 2020 (File No. 333-237762).  The shares underlying the 2018 Warrants are currently registered for resale pursuant to a registration statement on Form S-1 (File No. 333-226738).

Stock and Warrant Issuances – Payment for Services

Chelsea Investor Relations

On February 10, 2020, we entered into a business consulting and retention agreement with Chelsea Investor Relations (“Chelsea”) to provide business advisory services to us.  As consideration for services to be provided under the 24-month term of the consulting agreement, we issued 500,000 shares of unregistered common stock in exchange for a nonrefundable retainer for services valued at approximately $0.15 million.    The value of the stock issued is being recognized as consulting expense over the term of the agreement. The shares were registered for resale on a registration statement that was declared effective on April 28, 2020 (File No. 333-237762).

Tailwinds

On March 16, 2020, we entered into an agreement with Tailwinds Research Group LLC (“Tailwinds”) to provide digital marketing services to us.  As consideration for services to be provided under the twelve-month term of the agreement, we issued warrants for the purchase up to 200,000 shares of our common stock with an exercise price of $1.00 per share in exchange for a nonrefundable retainer for services, valued using the Black-Scholes method, at approximately $0.06 million.  The value of the warrants is being recognized to expense over the term of the agreement.  The Tailwinds warrants are exercisable immediately after issuance, expire March 16, 2023, and are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock.  The shares underlying the warrant were registered for resale on a registration statement that was declared effective on April 28, 2020 (File No. 333-237762).

Common Stock Warrants

As of March 31, 2020, we had outstanding warrants for the purchase of up to 15.9 million shares of our common stock.  The estimated grant date fair value of these warrants of $2.7 million is included in Additional Paid-in Capital in our condensed consolidated balance sheets.  As of March 31, 2020, our outstanding warrants have an average exercise price of $0.43 per share and a weighted average remaining life of approximately 3.4 years.

12. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2019 Annual Report.

The following table presents share-based compensation expense included in our condensed consolidated statements of comprehensive loss for the three months ended March 31,  2020 and 2019, respectively (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development expenses	$-	$5
Selling, general and administrative expenses	461	62
Total share-based compensation expense	$461	$67

As of March 31, 2020, there was $1.1 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  The cost is expected to be recognized over a weighted-average period of approximately 1 year.

On January 14, 2020, the Board granted nonqualified stock options to purchase 218,000 shares at an exercise price of $0.21 and 171,000 restricted shares awards (“RSAs”) to former directors in settlement of approximately $0.3 million in past Board and committee compensation fees.  The options and RSAs vest immediately upon grant and the options expire five years from the grant date.

On February 9, 2020, the Board approved an aggregate of equity awards under the Company’s 2019 Long Term Incentive Plan (the “2019 Plan”) to executives and other key employees. The awards included 675,000 restricted share units (“RSUs”) and 150,000 nonqualified stock options at an exercise price of $0.33 per share.  Fifty percent (50%)  of the RSUs vest on May 9, 2020 and the remaining RSUs vest in four equal quarterly installments commencing August 9, 2020.  The options vest 50% upon grant with the remainder vesting in four equal quarterly installments commencing May 10, 2020.

In addition, on February 9, 2020, the Board approved equity awards to independent directors under the 2019 Plan for the directors’ continued waiver of all cash fees for board or committee service.  The awards included 150,000 RSUs and 300,000 nonqualified stock options at an exercise price of $0.33 per share. The non-employee director awards vest 50% upon grant with the remaining portion vesting in four equal quarterly installments commencing May 9, 2020.  The Board also awarded an immediately vested option to purchase 100,000 shares at an exercise price of $0.33 per share under the Company’s 2011 Long Term Incentive Equity Plan to Robert Sterne in exchange for Mr. Sterne’s waiver of approximately $0.1 million in accrued and unpaid fees for board and committee service from 2016 to 2018.  Each of the options awarded expire on February 9, 2027.

13.  Subsequent Events

On April 29, 2020, we sold an aggregate of 1,428,577 shares of our common stock at a price of $0.35 per share for aggregate proceeds of $0.5 million in a private placement transaction with accredited investors.  The purchase agreements also provide the investors with a contingent payment right whereby we will pay each investor an allocated portion of our share of proceeds from patent-related actions, after taking into account fees and expenses payable to law firms representing the Company and amounts payable to Brickell, up to an aggregate of $0.5 million.

We entered into registration rights agreements with the investors pursuant to which we will register the shares.  We have committed to file the registration statement by the 60th calendar day following the closing date and to cause the registration statement to become effective by the 150th calendar day following the closing date. The registration rights agreements provide for liquidated damages upon the occurrence of certain events including failure by us to file the registration statement or cause it to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription upon the occurrence of the event, and monthly thereafter, up to a maximum of 6%.

In addition, on May 1, 2020, we amended the securities purchase agreements for the March 2020 transaction in order to add a contingent payment right whereby we will pay each investor an allocated portion of our share of proceeds from patent-related actions, after taking into account fees and expenses payable to law firms representing the Company and amounts payable to Brickell, up to an aggregate of $0.9 million.

In May 2020, we received approximately $0.2 million in proceeds from an approved loan under the Paychecks Protection Program.  Interest will accrue on outstanding principal balance at a rate of 1%, computed on a simple interest basis.  The loan principal and accrued interest will be eligible for forgiveness provided that (i) we use the loan proceeds exclusively for allowed costs including payroll, employee group health benefits, rent and utilities and (ii) employee and compensation levels are maintained.  If the loan is not forgiven, we will be required to make monthly repayments of approximately $8,000 per month commencing November 1, 2020 and the loan will mature on May 3, 2022, at which time any unpaid principal and accrued interest will be due and payable.

In May 2020, we filed a patent infringement complaint in U.S. district court in the Central District of California against Technology Group Corp, a Chinese company, and its U.S. subsidiary, TTE Technology, Inc. (collectively “TCL”) alleging infringement of nine of our patents. TCL products included in the action incorporate modules that contain certain Wi-Fi chips manufactured by Realtek Semiconductor Corporation, a Taiwanese IC provider. The law firm of Goldberg Segalla is representing us in this case on a contingency fee basis.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This quarterly report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations contained in this Item.  When used in this quarterly report and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “expects”, “will likely result”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements.”  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties identified in our annual report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”) and in this Item 2 of Part I of this quarterly report.  Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on key suppliers, reliance on our intellectual property, the outcome of our intellectual property litigation and the ability to obtain adequate financing in the future.  We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

Overview

We have designed and developed proprietary radio frequency (“RF”) technologies and integrated circuits for use in wireless communication products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions. We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore the primary focus of our business plan is the enforcement of our intellectual property rights through patent infringement litigation and licensing efforts. We currently have patent enforcement actions ongoing in various U.S. district courts against mobile handset providers and their chip suppliers for the infringement of a number of our RF patents.  We have made significant investments in developing and protecting our technologies, the returns on which are dependent upon the generation of future revenues for realization.

Recent Developments

Impact of COVID-19

Many states, including Florida, have been under a stay-at-home order since mid-March 2020 in an effort to contain the spread of COVID-19.  While our employees currently have the ability and are encouraged to work remotely, school closures and other stay-at-home measures have an impact on employee productivity and attendance.  In addition, we have experienced delays in certain deadlines in our patent infringement litigation as a result of court closures, travel bans and stay-at-home measures in Florida as well as other states in which we have ongoing litigation and states in which the defendants to our patent infringement actions have personnel and facilities.  In addition, the current economic environment as a result of COVID-19 makes access to debt and equity capital more challenging.

In May 2020, we received approximately $0.2 million in proceeds from an approved loan under the Paychecks Protection Program.  Interest will accrue on outstanding principal balance at a rate of 1%, computed on a simple interest basis.  The loan principal and accrued interest will be eligible for forgiveness provided that (i) we use the loan proceeds exclusively for allowed costs including payroll, employee group health benefits, rent and utilities and (ii) employee and compensation levels are maintained.  If the loan is not forgiven, we will be required to make monthly repayments of approximately $8,000 per month commencing November 1, 2020 and the loan will mature on May 3, 2022, at which time any unpaid principal and accrued interest will be due and payable.

Legal Proceedings

In April 2020, the district court in the Middle District of Florida (Orlando division) issued its claim construction order in Parkervision v. Qualcomm and HTC whereby the court adopted the majority of our proposed claim construction language for the disputed terms.   This court currently has a stay in place for all scheduled discovery and deadlines in response to COVID-19.  The stay is expected to last at least through May 29, 2020.

In addition, the district court in the Middle District of Florida (Jacksonville division) ruled to stay the ParkerVision v. Qualcomm and Apple action, in response to a joint motion filed by us and Apple requesting a stay of this action pending the resolution of the case in the Orlando division against Qualcomm and HTC. This case had originally been scheduled for trial commencing in August 2020 but was under an administrative stay due to the impact of COVID-19.

In May 2020, we amended our complaint in ParkerVision v. Intel in Texas to add two patents to the case that was originally filed in February 2020.   We also filed an action against Chinese TCL Technology Group Corp and its U.S. subsidiary TTE Technology, Inc. (collectively “TCL”) in U.S. district court in the Central District of California alleging infringement of nine of our patents.  TCL products included in the action incorporate modules that contain certain Wi-Fi chips manufactured by Realtek Semiconductor Corporation, a Taiwanese IC provider.  The law firm of Goldberg Segalla is representing us on a contingency fee basis in both the Intel and TCL cases.

Equity Financing

In April 2020, we received aggregate net proceeds of $0.5 million from the sale of equity securities with contingent payment rights.  The contingent payment rights entitle the investors to an allocated portion of our share of proceeds from patent-related actions, after taking into account fees and expenses payable to law firms representing us and amounts payable to Brickell, up to an aggregate of $0.5 million.   Additionally, on May 1, 2020, we entered into an amendment to certain March 2020 securities purchase agreements to add a contingent payment right for the investors, up to an aggregate of $0.9 million.

Liquidity and Capital Resources

We have incurred significant losses from operations and negative operating cash flows in every year since inception, largely as a result of our significant investments in developing and protecting our intellectual property, and have utilized the proceeds from the sales of our equity securities and contingent funding arrangements with third-parties to fund our operations, including the cost of litigation.

We used cash for operations of approximately $1.3 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively.  At March 31, 2020, we had cash and cash equivalents of $0.2 million, a working capital deficit of approximately $5.4 million, and an accumulated deficit of approximately $409.7 million.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern within one year following the issue date of our condensed consolidated financial statements.

For the three months ended March 31, 2020, we received aggregate net proceeds from the sale of debt and equity securities of approximately $1.5 million, proceeds from the exercise of outstanding warrants of approximately $0.5 million and advances from a potential litigation funding party of approximately $0.6 million.  In addition, we repaid approximately $0.7 million in short-term debt and other accrued expenses through the use of shares of our common stock.  Despite these funding efforts, our resources are not sufficient to meet our short-term liquidity needs and we will be required to seek additional capital.

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

Our ability to meet our short-term liquidity needs, including our debt repayment obligations, is dependent upon (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations to Brickell, legal counsel, and other investors; and (ii) our ability to raise additional capital from the sale of equity securities or other financing arrangements.

Patent enforcement litigation is costly and time-consuming and the outcome is difficult to predict.   We expect to continue to invest in the support of our patent enforcement and licensing programs.  We expect that revenue generated from patent enforcement actions and/or technology licenses in 2020, if any, after deduction of payment obligations to Brickell, legal counsel, and other investors, may not be sufficient to cover our operating expenses.  In the event we do not generate revenues, or other patent-related proceeds, sufficient to cover our operational costs and contingent repayment obligation, we will be required to raise additional working capital through the sale of equity securities or other financing arrangements.

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

Results of Operations for Each of the Three Months Ended March 31, 2020 and 2019

Revenue and Gross Margin

We reported no licensing revenue for the three-month periods ended March 31, 2020 or 2019.  Although we do anticipate licensing revenue and/or settlement gains to result from our licensing and patent enforcement actions, the amount and timing is highly unpredictable and there can be no assurance that we will achieve our anticipated results.

Due to our ceasing the sales of Milo products in the fourth quarter of 2019, we reported no product revenue for the three-month period ended March 31, 2020.  We reported approximately $0.01 million for the three-month period ended March 31, 2019, from sales of our Milo-branded WiFi products.

Research and Development Expenses

Subsequent to March 31, 2019, we halted substantially all research and development efforts and, where applicable, repurposed prior engineering resources to support our patent enforcement programs or our Milo sales and support. Research and development expenses for the three-month period ended March 31, 2019 consist primarily of engineering and related management and support personnel costs; software licensing and support costs, which represent the annual licensing and support maintenance for engineering design and other software tools; and an allocated portion of rent and other overhead costs for our facilities.  Personnel costs include share-based compensation which represents the grant date fair value of equity-based awards to our employees which is attributed to expense over the service period of the award.

Our research and development expenses decreased by approximately $0.3 million, or 100.0%, during the three months ended March 31, 2020 when compared to the same three-month period in 2019.  The decrease is primarily the result of a $0.1 million reduction in personnel costs. Additionally, research and development expenses decreased by approximately $0.2 million due to personnel and related costs being repurposed for selling, general and administrative purposes, including litigation support and Milo sales and support.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of litigation fees and expenses, executive, board, sales and marketing, and finance and administrative personnel costs, including share-based compensation, and costs incurred for advertising, insurance, outside accounting and legal professional fees, shareholder relations and noncash expenses including amortization and compensation expense in connection with equity offerings.

Our selling, general and administrative expenses increased by approximately $3.3 million, or 155%, during the three months ended March 31, 2020 when compared to the same period in 2019.  This is primarily the result of a  $1.6 million increase in litigation fees and expenses, the recognition of warrant expense of approximately $1.8 million, and an increase in share-based compensation of $0.3 million, somewhat offset by a decrease in Board compensation of $0.3 million.

Litigation-related fees and expenses were $2.7 million during the three months ended March 31, 2020, compared with $1.1 million during the three months ended March 31, 2019.  The increase in litigation related fees and expenses for the three months ended March 31, 2020 is primarily the result of increased activity during the first quarter of 2020 for the Middle District of Florida (Jacksonville division) case in ParkerVision v. Apple and Qualcomm for depositions and expert reports.  Litigation-related fees and expenses incurred during the first quarter of 2019 primarily related to our litigation in Germany which concluded in 2019.

We incurred a noncash charge to warrant expense during the three months ended March 31, 2020 in connection with a warrant amendment agreement with Aspire Capital whereby we repriced 5,000,000 existing warrants from $0.74 to $0.35 and issued 5,000,000 replacement warrants at $0.74.  The expense represents the increase in the estimated fair value, using the Black-Scholes method, of the Aspire warrants immediately before and after the amendment.

The increase in share-based compensation is due to executive and Board equity awards in August 2019 and January and February 2020.  This increase is offset by a decrease in Board compensation expense due to the settlement of previously accrued Board fees in exchange for equity-based awards during the first quarter of 2020.

Change in Fair Value of Contingent Payment Obligations

We have elected to measure our secured and unsecured contingent payment obligations at fair value which is based on significant unobservable inputs.  We estimated the fair value of our secured contingent payment obligations using an income approach based on the estimated present value of projected future cash outflows using a risk-adjusted discount rate.  Increases or decreases in the significant unobservable inputs could result in significant increases or decreases in fair value.

For the three months ended March 31, 2020, we recorded an increase in the fair value of our secured contingent payment obligation of approximately $0.8 million, compared to a decrease of approximately $0.5 million for same period in 2019.  Generally, changes in fair value are a result of changes in estimated amounts and timing of projected future cash flows due to increases in funded amounts, passage of time, and changes in the probabilities based on the status of the funded actions.  The change in fair value of our secured contingent payment obligation during the three months ended March 31, 2020 is primarily due to a sharp decrease in the risk free interest rate used to discount projected future cash outflows.

For the three months ended March 31, 2020, we also recorded a $1.4 million increase in the fair value of an unsecured contingent payment obligation.  This contingent payment obligation is the result of a failed financing arrangement whereby we received $1.0 million in advance payments against a contingent funding arrangement.  Upon the failure to consummate that funding agreement by March 31, 2020, we are obligated to repay up to $5.0 million as a termination fee, from future patent-related proceeds.  As this repayment obligation is dependent upon our receipt of future proceeds, we elected to account for this obligation at its estimated fair value.  The increase in fair value of $1.4 million reflects the initial fair value measure of this liability based on projected future cash flows and probabilities based on the status of our patent infringement actions.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of March 31, 2020 we had outstanding warrants to purchase approximately 15.9 million shares of our common stock.  The estimated grant date fair value of these warrants of approximately $2.7 million is included in shareholders’ deficit in our condensed consolidated balance sheets.  The outstanding warrants have a weighted average exercise price of $0.43 per share and a weighted average remaining life of approximately 3.4 years.

Critical Accounting Policies

There have been no changes in accounting policies from those stated in our 2019 Annual Report.  We do not expect any newly effective accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Reference is made to the section entitled “Legal Proceedings” in Note 10 to our unaudited condensed consolidated financial statements included in this quarterly report for a discussion of current legal proceedings, which discussion is incorporated herein by reference.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2020, we sold an aggregate of 857,146 shares of our common stock at a purchase price of $0.35 per share in a private placement transaction with accredited investors for aggregate proceeds of approximately $300,000.  The shares sold were exempt from registration under Section 4(a)(2) of the Securities Act and were registered for resale on a Form S-1 registration statement that was declared effective on April 28, 2020 (File No. 333-237762).

We issued 500,000 shares of our common stock in February 2020 as payment of a retainer valued at approximately $150,000 for services provided under a 24-month consulting agreement with Chelsea Investor Relations (“Chelsea”).  The shares issued were exempt from registration under Section 4(a)(2) of the Securities Act and were registered for resale on a Form S-1 registration statement that was declared effective on April 28, 2020 (File No. 333-237762).

On March 16, 2020, we issued Tailwinds Research Group LLC (“Tailwinds”) a warrant for the purchase of up to 200,000 shares of our common stock at an exercise price of $1.00 per share in connection with a digital marketing services agreement.  The Tailwinds warrant expires three years from date of issuance.  The shares underlying the Tailwinds warrant were registered for resale on a Form S-1 registration statement that was declared effective on April 28, 2020 (File No. 333-237762).

ITEM 3.  Defaults Upon Senior Securities.

We have a note in the principal amount of $0.02 million payable to Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (“Mintz”) for outstanding, unpaid attorney’s fees and costs associated with our patent enforcement program.  We have been in payment default on the note since November 17, 2019, and accordingly, have accrued interest at the default rate of 12% per annum. Currently, Mintz has not requested acceleration of unpaid principal and interest on the note, nor have they waived the outstanding default. During the three months ended March 31, 2020, we made payments to Mintz of $1.2 million which we applied to outstanding principal and interest on the Mintz note, leaving an outstanding balance at March 31, 2020 of approximately $0.02 million. Mintz disputes our application of payments against principal and interest on the note rather than against the $2.9 million in outstanding billed and unpaid fees and expenses payable to Mintz that are included in our accounts payable at March 31, 2020.  We are in active discussions with Mintz to resolve our outstanding fee dispute.  Our total arrearage on the secured note as of May 15, 2020 is $0.02 million which includes default interest.

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

ParkerVision, Inc.
Registrant

May 15, 2020	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 15, 2020	By:	/s/Cynthia L. Poehlman
Cynthia L. Poehlman
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)