Form 10-Q
period 2020-06-30
PARKERVISION INC
filed 2020-08-14
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of August  12,  2020,  49,812,954 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	June 30,	December 31,
	2020	2019
CURRENT ASSETS:
Cash and cash equivalents	$543	$57
Prepaid expenses	569	505
Other current assets	25	117
Total current assets	1,137	679

Operating lease right-of-use assets	14	283
Intangible assets, net	2,447	2,878
Other assets, net	74	86
Total assets	$3,672	$3,926

CURRENT LIABILITIES:
Accounts payable	$4,284	$2,328
Accrued expenses:
Salaries and wages	87	78
Professional fees	165	499
Statutory court costs	327	369
Other accrued expenses	492	1,081
Related party note payable, current portion	98	86
Secured note payable, current portion	24	1,222
Unsecured notes payable	64	225
Operating lease liabilities, current portion	165	250
Total current liabilities	5,706	6,138

LONG-TERM LIABILITIES:
Secured contingent payment obligation	28,685	26,651
Convertible notes, net	2,979	2,733
Related party note payable, net of current portion	748	793
Unsecured contingent payment obligations	3,522	-
Operating lease liabilities, net of current portion	236	305
Other long-term liabilities	130	403
Total long-term liabilities	36,300	30,885
Total liabilities	42,006	37,023

SHAREHOLDERS' DEFICIT:
Common stock, $.01 par value, 110,000 shares authorized, 49,097 and 34,097 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	491	341
Additional paid-in capital	374,464	368,345
Accumulated deficit	(413,289)	(401,783)
Total shareholders' deficit	(38,334)	(33,097)
Total liabilities and shareholders' deficit	$3,672	$3,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Product revenue	$-	$25	$-	$35
Cost of sales	-	(25)	-	(35)
Gross margin	-	-	-	-

Research and development expenses	-	-	-	334
Selling, general and administrative expenses	2,328	1,851	7,823	4,007
Total operating expenses	2,328	1,851	7,823	4,341

Interest expense	(115)	(76)	(301)	(138)
Change in fair value of contingent payment obligations	(1,142)	365	(3,382)	823
Total interest and other	(1,257)	289	(3,683)	685

Net loss	(3,585)	(1,562)	(11,506)	(3,656)

Other comprehensive loss, net of tax	-	-	-	-

Comprehensive loss	$(3,585)	$(1,562)	$(11,506)	$(3,656)

Basic and diluted net loss per common share	$(0.08)	$(0.05)	$(0.27)	$(0.12)

Weighted average common shares outstanding	45,393	30,888	41,861	30,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands)

	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2019	$341	$368,345	$(401,783)	$(33,097)
Issuance of common stock and warrants in private offerings, net of issuance costs and initial fair value of contingent payment rights	39	2,811	-	2,850
Issuance of common stock upon exercise of warrants	14	487	-	501
Issuance of common stock and warrants for services	5	219	-	224
Issuance of convertible debt with beneficial conversion feature	-	173	-	173
Issuance of common stock upon conversion of and payment of interest-in-kind on convertible debt	7	187	-	194
Issuance of common stock upon conversion of short-term loans and payables	22	318	-	340
Share-based compensation, net of shares withheld for taxes	3	458	-	461
Comprehensive loss for the period	-	-	(7,921)	(7,921)
Balance as of March 31, 2020	$431	$372,998	$(409,704)	$(36,275)
Issuance of common stock and warrants in private offerings, net of issuance costs and initial fair value of contingent payment rights	43	725	-	768
Issuance of common stock upon exercise of warrants	11	363	-	374
Issuance of common stock and warrants for services	1	13	-	14
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	1	66	-	67
Share-based compensation, net of shares withheld for taxes	4	299	-	303
Comprehensive loss for the period	-	-	(3,585)	(3,585)
Balance as of June 30, 2020	$491	$374,464	$(413,289)	$(38,334)

	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2018	$287	$366,695	$(392,292)	$(25,310)
Cumulative effect of change in accounting principle	-	-	(38)	(38)
Issuance of common stock upon exercise of warrants	15	-	-	15
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	4	76	-	80
Share-based compensation, net of shares withheld for taxes	-	67	-	67
Comprehensive loss for the period	-	-	(2,094)	(2,094)
Balance as of March 31, 2019	306	366,838	(394,424)	(27,280)
Issuance of common stock and warrants in public and private offerings, net of issuance costs	6	54	-	60
Issuance of common stock upon exercise of warrants	-	-	-	-
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	5	43	-	48
Share-based compensation, net of shares withheld for taxes	-	48	-	48
Comprehensive loss for the period	-	-	(1,562)	(1,562)
Balance as of June 30, 2019	$317	$366,983	$(395,986)	$(28,686)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,506)	$(3,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	358	411
Share-based compensation	764	115
Noncash lease expense	57	199
Loss (gain) on changes in fair value of contingent payment obligations	3,382	(823)
Loss on disposal/impairment of equipment and other assets	394	215
Noncash expense for amendment of equity-related agreements	2,211	-
Changes in operating assets and liabilities:
Accounts receivable	-	1
Inventories	-	40
Prepaid expenses and other assets	266	15
Accounts payable and accrued expenses	1,251	1,081
Operating lease liabilities	(154)	(148)
Total adjustments	8,529	1,106
Net cash used in operating activities	(2,977)	(2,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	23
Purchases of property and equipment	(3)	-
Payments for patent costs and other intangible assets	-	(17)
Net cash (used in) provided by investing activities	(3)	6

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, including contingent payment rights, in private offerings	2,578	-
Net proceeds from exercise of options and warrants	875	15
Net proceeds from debt financings	1,244	1,865
Principal payments on long-term debt	(1,231)	(800)
Net cash provided by financing activities	3,466	1,080

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	486	(1,464)

CASH AND CASH EQUIVALENTS, beginning of period	57	1,527

CASH AND CASH EQUIVALENTS, end of period	$543	$63

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

We have designed and developed proprietary radio frequency (“RF”) technologies and integrated circuits for use in wireless communication products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions. We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore the primary focus of our business plan is the enforcement of our intellectual property rights through patent infringement litigation and licensing efforts. We currently have patent enforcement actions ongoing in various U.S. district courts against mobile handset and smart television providers  and, in certain cases, their chip suppliers for the infringement of several of our RF patents.  We have made significant investments in developing and protecting our technologies, the returns on which are dependent upon the generation of future revenues for realization.

We also designed, developed and marketed a distributed WiFi product line under the brand name Milo®.  We restructured our operations in 2018 to reduce operating expenses in light of our limited capital resources.  Accordingly, we significantly reduced our ongoing investment in the Milo products.  In early 2019, we ceased substantially all ongoing research and development efforts and, where applicable, repurposed resources to support our patent enforcement and product sales and support efforts.  We ceased sales of our Milo products in the fourth quarter of 2019 and are currently focused exclusively on our patent enforcement litigation and licensing efforts.

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

We have incurred significant losses from operations and negative cash flows from operations in every year since inception and have utilized the proceeds from the sales of debt and equity securities and contingent funding arrangements with third-parties to fund our operations, including the cost of litigation.  For the six months ended June 30, 2020, we incurred a net loss of approximately $11.5 million and negative cash flows from operations of approximately $3.0 million.  At June 30, 2020, we had cash and cash equivalents of approximately $0.5 million, a working capital deficit of approximately $4.6 million and an accumulated deficit of approximately $413.3 million.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these condensed consolidated financial statements.

For the six months ended June 30, 2020, we received aggregate net proceeds from debt and equity financings of approximately $3.8 million and proceeds from the exercise of outstanding warrants of approximately $0.9 million.  In addition, we repaid approximately $0.7 million in short-term debt and other accrued expenses through the use of shares of our common stock.  Despite these funding efforts, our resources are not sufficient to meet our short-term liquidity needs and we will be required to seek additional capital.

Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations and (ii) our ability to obtain additional debt or equity financing.  We expect that proceeds received by us from patent enforcement actions and technology licenses over the next twelve months may not be sufficient to cover our working capital requirements.  In the event we do not generate revenues, or other patent-related proceeds, sufficient to cover our operational costs and contingent repayment obligations, we will be required to raise additional working capital through the sale of equity securities or other financing arrangements.

In July, we received aggregate net proceeds of $0.2 million from the sale of equity securities with contingent payment rights to our patent enforcement proceeds, if any.  We are exploring additional financing opportunities for both our short and long-term capital needs.  These financing opportunities may include debt, convertible debt, common or preferred equity offerings, or a combination thereof.  There can be no assurance that we will be able to consummate a financing transaction or that the terms of such financing will be on terms and conditions that are acceptable.

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

3.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the period ended June 30,  2020 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three and six months ended June 30,  2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or future years.  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

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

We have shares underlying outstanding options, warrants, unvested RSUs and convertible notes that were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.  These common share equivalents at June 30, 2020 and 2019 were as follows (in thousands):

	June 30,
	2020	2019
Options outstanding	12,248	1,082
Warrants outstanding	14,850	11,700
Unvested RSUs	394	-
Shares underlying convertible notes	23,807	11,096
	51,299	23,878

6.  Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Prepaid services	$284	$221
Prepaid bonds for German statutory costs	188	188
Prepaid insurance	59	62
Prepaid licenses, software tools and support	21	17
Other prepaid expenses	17	17
	$569	$505

Prepaid services include approximately $0.2 million and $0.1 million of consulting services paid in shares of stock or warrants to purchase shares of stock in the future at June 30, 2020, and December 31, 2019, respectively.

7.  Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Patents and copyrights	$15,310	$16,612
Accumulated amortization	(12,863)	(13,734)
	$2,447	$2,878

8. Operating Lease Right-of-Use Assets

For the six months ended June 30, 2020, we recognized an impairment loss of approximately $0.2 million on the right-of-use asset related to our Lake Mary office lease.  We ceased use of this facility in 2018 as part of our restructuring of operation.  The value of our right-of-use asset included estimated future sublease income.  Due to a number of factors, including the high vacancy rate of the building in which the space is located and the current COVID-19 environment, we determined securing a sublease for the space would be unlikely.  Accordingly, we recognized an impairment loss, which represented the remaining carrying value of the asset as of June 30, 2020.   The impairment is included in selling, general, and administrative expenses in our condensed consolidated statements of comprehensive loss.

9. Debt

Notes Payable

Related Party Note Payable

We have an unsecured promissory note of approximately $0.8 million payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party, for outstanding unpaid fees for legal services.  The SKGF note, as amended, accrues interest at a rate of 4% per annum, requires repayments of principal and interest at a rate of $10,000 per month with a final balloon payment due in April 2022.  We are currently in compliance with all the terms of the note, as amended.

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

We have been in default on the payment terms of the note since November 17, 2019, and accordingly, have accrued interest at the default rate of 12% per annum.  Currently, Mintz has not requested acceleration of unpaid principal and interest on the note, nor have they waived the outstanding default. During the six months ended June 30, 2020, we made payments to Mintz of $1.2 million, which we applied to outstanding principal and interest on the Mintz note, leaving an outstanding balance, including accrued default interest, at June 30, 2020 of approximately $0.02 million.  Mintz disputes our application of payments against principal and interest on the note rather than against the $3.1 million in billed and unpaid fees and expenses payable to Mintz included in accounts payable at June 30, 2020.  The unpaid fees and expenses payable to Mintz at June 30, 2020 exclude approximately $3.6 million in fees billed by

Mintz that are in excess of agreed-upon fee caps.  We consider the excess fees to be a loss contingency that is not probable as of the issuance date of these condensed consolidated financial statements and, accordingly, we have not recognized these excess fees in expense for the period ended June 30, 2020.   We are in discussions with Mintz to resolve our outstanding fee dispute with regard to amounts billed and payable as well as any success fees payable on potential future proceeds.

Unsecured Notes Payable

Unsecured notes payable at June 30, 2020 represents the current portion of our Paycheck Protection Program loan, as described more fully below.  Unsecured notes payable at December 31, 2019 represents the outstanding principal balance of unsecured short-term promissory notes with accredited investors for aggregate proceeds of approximately $0.23 million. The notes, as amended, accrued interest at a rate of 20% per annum.  During the six months ended June 30, 2020, we issued an aggregate of 1,740,426 shares of our common stock as an in-kind repayment of all outstanding principal and accrued interest on these short-term notes.

Paycheck Protection Program Loan

In May 2020, we received approximately $0.2 million in proceeds from an approved loan under the Paycheck Protection Program.  Interest will accrue on outstanding principal balance at a rate of 1%, computed on a simple interest basis.  The loan principal and accrued interest will be eligible for forgiveness provided that (i) we use the loan proceeds exclusively for allowed costs including payroll, employee group health benefits, rent and utilities and (ii) employee and compensation levels are maintained.  If the loan is not forgiven, we will be required to make monthly repayments of approximately $8,000 per month commencing November 1, 2020 and the loan will mature on May 3, 2022, at which time any unpaid principal and accrued interest will be due and payable.  The current and noncurrent portions of this loan are included in the captions “Unsecured notes payable” and “Other long-term liabilities” in the condensed consolidated balance sheet as of June 30, 2020.

Convertible Notes

Our convertible notes represent five-year promissory notes that are convertible, at the holders’ option, into shares of our common stock at fixed conversion prices.  The notes bear interest at a stated rate of 8% per annum, except for the July 18, 2019 notes which bear interest at a stated rate of 7.5% per annum.  Interest is payable quarterly, and we may elect to pay interest in either cash, shares of our common stock, or a combination thereof, subject to certain equity conditions.  To date, all interest payments on the convertible notes have been made in shares of our common stock, including payments of $0.14 million during the six months ended June 30, 2020.

We have the option to prepay the majority of the notes any time following the one-year anniversary of the issuance of the notes, subject to a premium on the outstanding principal prepayment amount of 25% prior to the two-year anniversary of the note issuance date, 20% prior to the three-year anniversary of the note issuance date, 15% prior to the four-year anniversary of the note issuance date, or 10% thereafter.  We do not have a prepayment option with regard to the July 18, 2019 notes or the January 8, 2020 notes.

Notes with a principal balance of $0.13 million were converted, at the option of the holder, into shares of our common stock during the six month period ended June 30, 2020.

Convertible notes payable at June 30, 2020 and December 31, 2019 consist of the following (in thousands):

	Fixed	Effective		Principal Outstanding as of
	Conversion	Interest		June 30,	December 31,
Description	Rate	Rate	Maturity Date	2020	2019
Convertible notes dated September 10, 2018	$0.40	23.4%	September 7, 2023	$600	$700
Convertible note dated September 19, 2018	$0.57	10.2%	September 19, 2023	425	425
Convertible notes dated February/March 2019	$0.25	8.0%	February 28, 2024 to March 13, 2024	1,300	1,300
Convertible notes dated June/July 2019	$0.10	8.0%	June 7, 2024 to July 15, 2024	365	390
Convertible notes dated July 18, 2019	$0.08	46.1%	July 18, 2024	700	700
Convertible notes dated September 13, 2019	$0.10	25.9%	September 13, 2024	50	50
Convertible notes dated January 8, 2020	$0.13	20.3%	January 8, 2025	450	-
Total principal balance				3,890	3,565
Less Unamortized discount				911	832
				$2,979	$2,733

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair market value, for the six months ended June 30, 2020 and the year ended December 31, 2019 (in thousands):

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Secured contingent payment obligation, beginning of period	$26,651	$25,557
Change in fair value	2,034	1,094
Secured contingent payment obligation, end of period	$28,685	$26,651

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to Brickell Key Investments, LP (“Brickell”) under a February 2016 funding agreement, as amended.    Brickell is entitled to priority payment of 55% to 100% of proceeds received from all patent-related actions until such time that Brickell has been repaid in full.  After repayment of the funded amount, which is $14.7 million as of June 30, 2020, Brickell is entitled to a portion of remaining proceeds up to a specified minimum return which is determined as a percentage of the funded amount and varies based on the timing of repayment.  In addition, Brickell is entitled to a pro rata portion of proceeds from specified legal actions to the extent aggregate proceeds from those actions exceed the specified minimum return.  As of June 30, 2020, we are in compliance with our obligations under this agreement.

We have elected to measure our secured contingent payment obligation at fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the condensed consolidated statements of comprehensive loss until the contingency is resolved (see Note 10).

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair market value, for the six months ended June 30, 2020 and the year ended December 31, 2019 (in thousands):

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Unsecured contingent payment obligations, beginning of period	$-	$-
Reclassification of other liabilities	1,003	-
Proceeds from sale of contingent payment rights	735	-
Initial fair market value of modification	436	-
Change in fair value	1,348	-
Unsecured contingent payment obligations, end of period	$3,522	$-

Our unsecured contingent payment obligations represent amounts payable to others from future patent-related proceeds including (i) a termination fee due to a litigation funder (“Termination Fee”) and (ii) contingent payment rights issued to accredited investors in connection with equity financings (“CPRs”). We have elected to measure these unsecured contingent payment obligations at their estimated fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The unsecured contingent payment obligations will be remeasured to fair value at each reporting period with changes recorded in the condensed consolidated statements of comprehensive loss until the contingency is resolved (see Note 10).

The Termination Fee is a result of $1.0 million received as advances under a letter agreement with a third-party funder.  Based on the terms of the letter agreement, if a final funding arrangement was not executed by March 31, 2020, we would be obligated to pay, from future patent-related proceeds, an aggregate termination payment equal to five times the upfront payment received, or $5.0 million.  We did not reach an agreement as of March 31, 2020 and formally terminated negotiations in April 2020.  Advances under the letter agreement included $0.4 million as of December 31, 2019, and $0.6 million advanced in January 2020.  The advances, which were initially recorded in other long-term liabilities, were reclassified to unsecured contingent payment obligations at March 31, 2020 when the Termination Fee obligation was incurred.  As of June 30, 2020, the estimated fair value of unsecured contingent payment obligations related to the Termination Fee is $2.4 million.

The CPRs represent the estimated fair value of rights provided to accredited investors who purchased shares of our common stock between March and June 2020 (see Note 12).   During the six months ended June 30, 2020, we received proceeds of $1.5 million from the sale of common stock with contingent payment rights, of which $0.7 million was allocated to the CPRs.  In addition, on May 1, 2020, we granted CPRs to purchasers of $0.9 million of our common stock in March 2020, resulting in a charge to expense of $0.4 million for the initial estimated fair value of the CPRs.  The terms of the CPRs provide that we will pay each investor an allocated portion of our net proceeds from patent-related actions, after taking into account fees and expenses payable to law firms representing us and amounts payable to Brickell.  The investors’ allocated portion of net proceeds will be determined by multiplying the net proceeds recovered by us (up to $10 million) by the quotient of such investors’ subscription amount divided by $10 million, up to an amount equal to each investor’s subscription amount, or an aggregate of $2.4 million.  As of June 30, 2020, the estimated fair value of unsecured contingent payment obligations related to the CPRs is $1.1 million.

10. Fair Value Measurements

The following tables summarize the fair value of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020:
Liabilities:
Secured contingent payment obligation	$28,685	$-	$-	$28,685
Unsecured contingent payment obligations	3,522	-	-	3,522

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019:
Liabilities:
Secured contingent payment obligation	$26,651	$-	$-	$26,651

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used a risk-adjusted discount rate of 14.18% at June 30, 2020, based on a risk-free rate of 0.18% as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at June 30, 2020, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$0.0	$39.3	$58.5	$0.0	$4.8	$7.4
Duration (in years)	1.0	2.4	3.0	1.0	2.4	3.0
Estimated probabilities	0%	13%	30%	2%	22%	38%

We evaluate the estimates and assumptions used in determining the fair value of our contingent payment obligations each reporting period and make any adjustments prospectively based on those evaluations.   Changes in any of these Level 3 inputs could result in a significantly higher or lower fair value measurement.

11.  Legal Proceedings

From time to time, we are subject to legal proceedings and claims which arise in the ordinary course of our business. These proceedings include patent enforcement actions initiated by us against others for the infringement of our technologies, as well as proceedings brought by others against us at the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (“PTAB”) and in the Federal Patent Court in Germany in an attempt to invalidate certain of our patent claims. We had several patent enforcement actions in Germany, which has a “loser pay” system whereby the non-prevailing party is responsible for statutory attorney fees and costs. To the extent a loss is probable and reasonably estimable as of the balance sheet date, the estimated loss is recorded in the accompanying condensed consolidated statements of comprehensive loss and included in current liabilities under the heading “statutory court costs” in the condensed consolidated balance sheets. As of June 30, 2020, and December 31, 2019, we have accrued an aggregate of $0.33 million and $0.37 million, respectively, in estimated statutory court costs for our cases in Germany.

ParkerVision v. Qualcomm and HTC (Middle District of Florida)

We have a patent infringement complaint pending in the Middle District of Florida against Qualcomm and Qualcomm Atheros, Inc. (collectively “Qualcomm”), and HTC (HTC Corporation and HTC America, Inc.) (the “Qualcomm Action”) seeking unspecified damages and injunctive relief for infringement of certain of our patents. The defendants have filed counterclaims against us for non-infringement and invalidity for all patents in the case. The case was filed in May 2014 and stayed in February 2016 pending decisions in other cases, including the appeal of a PTAB proceeding with regard to U.S. patent 6,091,940 (“the ‘940 Patent”) asserted in this case.  In September 2018, the Federal Circuit issued its decision with regard to the ‘940 Patent and, in January 2019, the court lifted the stay in this case.  In July 2019, the court issued an order that granted our proposed selection of patent claims from four asserted patents, including the ‘940 Patent, and denied Qualcomm’s request to limit the claims and patents. The court also agreed that we may elect to pursue accused products that were at issue at the time the case was stayed, as well as new products that were released by Qualcomm during the pendency of the stay.  In September 2019, Qualcomm filed a motion for partial summary judgement in an attempt to exclude certain patents from the case, including the ‘940 Patent.  The court denied this motion in January 2020.  A claim construction hearing was held in this case in August 2015, prior to the stay, and a second claim construction hearing was held in November 2019.  In April 2020, the court issued its claim construction order in which the court adopted our proposed construction for seven of the ten disputed terms and adopted slightly modified versions of our proposed construction for the remaining terms.  This case was scheduled for trial beginning December 1, 2020; however, in March 2020, in response to the impact of COVID-19, the court stayed all deadlines and discovery responses in the case.   In June 2020, the court lifted the temporary stay and issued a new scheduling order moving a number of deadlines, including a change in the trial commencement date to May 3, 2021.  Discovery and depositions in this case are currently underway.  The law firm of McKool Smith is representing us in this case on a contingency fee basis.

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

ParkerVision v. LG (District of New Jersey)

In July 2017, we filed a patent infringement complaint in the New Jersey against LG for the alleged infringement of the same patents previously asserted against LG in Florida (see ParkerVision v. Apple and Qualcomm above).  We elected to dismiss the case in Florida and re-file in New Jersey as a result of a Supreme Court ruling regarding proper venue.  In March 2018, the court stayed this case pending a final decision in ParkerVision v. Apple and Qualcomm in the Middle District of Florida. As part of this stay, LG has agreed to be bound by the final claim construction decision in that case.

ParkerVision v. LG Electronics (Munich, Germany)

In June 2016, we filed a complaint in Munich District Court against LG Electronics Deutschland GmbH, a German subsidiary of LG Electronics, Inc. (“LGE”) seeking damages and injunctive relief for the alleged infringement of the German part of our European patent 1 206 831 (“the ‘831 Patent”). In November 2016, the court concluded that certain LGE products using Qualcomm RF circuitry infringe our patent.  The final decision in this case was stayed pending resolution of the corresponding nullity, or validity, action filed by Qualcomm in the German Federal Patent Court in Munich (see Qualcomm v. ParkerVision below).  In October 2018, we received an unfavorable decision in the nullity case.   As a result, our infringement complaint in this case was dismissed.  As the non-prevailing party, we are subject to claims for reimbursement of statutory attorney’s fees and costs in this case which are accrued in the accompanying condensed consolidated financial statements as of June 30, 2020 and December 31, 2019.  We have posted a bond to cover this cost which is included in “Prepaid expenses” in the accompanying condensed consolidated balance sheets. In April 2020, the court fixed the amounts due for statutory attorney’s fees and costs, and we have requested a release of the bond funds which will fully cover this cost.

Qualcomm v. ParkerVision – Federal Patent Court in Germany (as appealed to the German Supreme Court)

In August 2016, Qualcomm filed a validity action in Federal Patent Court in Germany against the ’831 Patent. The outcome of this validity action impacts our German patent infringement cases against LGE and Apple as discussed above. On October 17, 2018, following an oral hearing, the court ruled that the ‘831 Patent was invalid.    In January 2019, we appealed this decision to the German Supreme Court, but withdrew our appeal in July 2019.  As the non-prevailing party, we are subject to claims for reimbursement of statutory fees and costs in this case, which are accrued in the accompanying condensed consolidated financial statements as of June 30, 2020 and December 31, 2019.

ParkerVision v. Apple (Munich, Germany) – the Apple II case

The Apple II case sought damages and injunctive relief for the alleged infringement of the German part of our European patent 1 135 853 (“the ‘853 Patent”).  The court ruled in April 2019 that Apple does not infringe our ‘853 Patent. We did not appeal this decision. As the non-prevailing party, we are subject to claims for reimbursement of statutory attorney’s fees and costs in this case which we have accrued in the accompanying condensed consolidated financial statements as of June 30, 2020 and December 31, 2019. We have posted a bond to cover this cost which is included in “Prepaid expenses” in the accompanying condensed consolidated balance sheets.

Intel v. ParkerVision (Federal Patent Court in Germany)

In August 2017, Intel filed a nullity action in German Federal Patent Court claiming invalidity of the ‘853 Patent that is the subject of the Apple II case.  In December 2019, following the adverse decision in the Apple II case, we elected not to proceed with a defense in this case.  As the non-prevailing party, we are subject to claims for reimbursement of statutory attorney fees and costs in this case which we have accrued in the accompanying condensed consolidated financial statements as of June 30, 2020 and December 31, 2019.

ParkerVision v. Intel (Western District of Texas)

In February 2020, we filed a patent infringement complaint in the Western District of Texas against Intel alleging infringement of eight of our patents. The complaint was amended in May 2020 to add two additional patents. In June 2020, we requested that one of the patents be dropped from this case and filed a second case in the Western District of Texas that included this dismissed patent (see ParkerVision v. Intel II below).  Intel’s response to our complaint was filed in June 2020 denying infringement and claiming invalidity of the patents.  Intel has also filed a motion to transfer venue which has not yet been ruled on by the court.  The Markman, or claim construction hearing, is currently scheduled for January 22, 2021 and the case is scheduled for trial beginning February 7, 2022.    The law firm of Goldberg Segalla is representing us in this case on a contingency fee basis.

ParkerVision v. Intel II (Western District of Texas)

In June 2020, to reduce the number of claims in ParkerVision v. Intel,  we filed a second patent infringement complaint in the Western District of Texas against Intel that included a single patent that was dismissed from the original case.   In July 2020, we amended our complaint adding two more patents to the case.  No dates have yet been set in this case.    The law firm of Goldberg Segalla is representing us in this case on a contingency fee basis.

ParkerVision v. TCL Technology Group Corp (Central District of California)

In May 2020, we filed a patent infringement complaint against Technology Group Corp, a Chinese company, and its U.S. subsidiary, TTE Technology, Inc. (collectively “TCL”) in the Central District of California alleging infringement of nine of our patents. TCL products included in the action incorporate modules that contain certain Wi-Fi chips manufactured by Realtek Semiconductor Corporation, a Taiwanese IC provider.  TCL’s response to our complaint is due October 9, 2020.  The law firm of Goldberg Segalla is representing us in this case on a contingency fee basis.

12. Stock Issuance

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

The securities purchase agreements for the March 2020 transaction were amended on May 1, 2020,  in order to add a contingent payment right whereby we will pay each investor an allocated portion of our share of proceeds from patent-related actions, after taking into account fees and expenses payable to law firms representing the Company and amounts payable to Brickell, up to an amount equal to the investors’ aggregate subscription amount, or $0.9 million.   This amendment resulted in the recognition of $0.4 million in expense to recognize the initial fair value of the contingent payment right (see “unsecured contingent payment obligations” in Note 9).

During the three months ended June 30, 2020, we entered into securities purchase agreements with accredited investors for an aggregate of 4,365,296 shares of our common stock at a price of $0.35 per share for aggregate proceeds of $1.5 million.  The securities purchase agreements include contingent payment rights.   Approximately $0.7 million of the proceeds were allocated to unsecured contingent payment obligations based on the initial fair value estimate of the CPRs (see Note 9).  We entered into registration rights agreements with the investors pursuant to which we will register the shares.  We have committed to file the registration statement by August 21, 2020 and to cause the registration statement to become effective by the 150th calendar day following the closing date. The registration rights agreements provide for liquidated damages upon the occurrence of certain events including failure by us to file the registration statement or cause it to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription upon the occurrence of the event, and monthly thereafter, up to a maximum of 6%, or approximately $0.1 million.

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

The Warrant Amendment Agreement added a call provision to the 2018 Warrants whereby we may, after December 31, 2020, call for cancellation of all or any portion of the 2018 Warrants for which an exercise notice has not yet been received, in exchange for consideration equal to $0.001 per warrant share and subject to certain conditions, including the continued existence of an effective registration statement for the underlying shares of common stock and the availability of sufficient authorized shares to allow for the exercise of the 2018 Warrants.  All other terms of the 2018 Warrants remained unchanged, including the original expiration dates of July and September 2023.  In connection with the Warrant Amendment Agreement, Aspire exercised 1,430,000 shares of the 2018 Warrants for aggregate proceeds to us of $0.5 million.  An additional 1,070,000 shares of the 2018 Warrants were exercised during the three months ended June 30, 2020 for aggregate proceeds to us of $0.38 million.  We recognized $1.78 million of non-cash warrant expense in connection with the Warrant Amendment Agreement based on the difference between the Black-Scholes value of the warrants immediately before and after the amendment.  The shares underlying the New Aspire Warrant were registered for resale on a registration statement that was declared effective on April 28, 2020 (File No. 333-237762).  The shares underlying the 2018 Warrants are currently registered for resale pursuant to a registration statement on Form S-1 (File No. 333-226738).

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

On June 8, 2020, we entered into an agreement with a third party to provide media advisory services.  As consideration for services to be provided under the term of the agreement, which extends through December 31, 2020, we issued 30,000 shares of unregistered common stock for a nonrefundable retainer for services valued at approximately $0.01 million.  The value of the stock issued is being recognized as a consulting expense over the term of the agreement.  We are not obligated to register the shares for resale.

Common Stock Warrants

As of June 30, 2020, we had outstanding warrants for the purchase of up to 14.9 million shares of our common stock.  The estimated grant date fair value of these warrants of $2.3 million is included in Additional Paid-in Capital in our condensed consolidated balance sheets.  As of June 30, 2020, our outstanding warrants have an average exercise price of $0.43 per share and a weighted average remaining life of approximately 3.4 years.

13. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2019 Annual Report.

The following table presents share-based compensation expense included in our condensed consolidated statements of comprehensive loss for the three months ended June 30,  2020 and 2019, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development expenses	$-	$-	$-	$5
Selling, general and administrative expenses	303	48	764	110
Total share-based compensation expense	$303	$48	$764	$115

As of June 30, 2020, there was $0.8 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  The cost is expected to be recognized over a weighted-average period of approximately 1 year.

On January 14, 2020, the Board granted nonqualified stock options to purchase 218,000 shares at an exercise price of $0.21 and 171,000 restricted shares awards (“RSAs”) to former directors in settlement of approximately $0.3 million in past Board and committee compensation fees.  The options and RSAs vest immediately upon grant and the options expire five years from the grant date.

On February 9, 2020, the Board approved awards under the Company’s 2019 Long Term Incentive Plan (the “2019 Plan”) to executives and other key employees. The awards included 675,000 restricted share units (“RSUs”) and 150,000 nonqualified stock options at an exercise price of $0.33 per share.  Fifty percent (50%)  of the RSUs vest on May 9, 2020 and the remaining RSUs vest in four equal quarterly installments commencing August 9, 2020.  The options vest 50% upon grant with the remainder vesting in four equal quarterly installments commencing May 10, 2020.

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

Non-Employee Compensation

On June 7, 2020, we extended our 2019 business consulting and retention agreement with Mark Fisher to provide business advisory services to us through 2020.  As consideration for services to be provided under the 12-month term of the consulting agreement, we issued a restricted stock award (RSA) of 20,000 shares of common stock through the 2019 Long Term Incentive Plan in exchange for a nonrefundable retainer for services valued at approximately $0.01 million.  The value of the shares issued was recognized as share-based compensation at the time of issuance.

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

Overview

We have designed and developed proprietary radio frequency (“RF”) technologies and integrated circuits for use in wireless communication products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions. We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore the primary focus of our business plan is the enforcement of our intellectual property rights through patent infringement litigation and licensing efforts. We currently have patent enforcement actions ongoing in various U.S. district courts against providers of mobile handsets and smart televisions and, in certain cases, their chip suppliers for the infringement of several of our RF patents.  We have made significant investments in developing and protecting our technologies, the returns on which are dependent upon the generation of future revenues for realization.

Recent Developments

Impact of COVID-19

Many states, including Florida, have been under a stay-at-home order since mid-March 2020 in an effort to contain the spread of COVID-19.  While our employees currently have the ability and are encouraged to work remotely, school closures and other stay-at-home measures have an impact on employee productivity and attendance and limit our ability to successfully sublease office space that is not in use.  In addition, we have experienced delays in certain deadlines in our patent infringement litigation as a result of court closures, travel bans and stay-at-home measures in Florida as well as other states in which we have ongoing litigation and states in which the defendants to our patent infringement actions have personnel and facilities.  In addition, the current economic environment as a result of COVID-19 makes access to debt and equity capital more challenging.

In May 2020, we received approximately $0.2 million in proceeds from an approved loan under the Paycheck Protection Program.  Interest will accrue on outstanding principal balance at a rate of 1%, computed on a simple interest basis.  The loan principal and accrued interest will be eligible for forgiveness provided that (i) we use the loan proceeds exclusively for allowed costs including payroll, employee group health benefits, rent and utilities and (ii) employee and compensation levels are maintained.  We believe we will be eligible for forgiveness of all, or a substantial portion of, the loan.  If the loan is not forgiven, we will be required to make monthly repayments of approximately $8,000 per month commencing November 1, 2020 and the loan will mature on May 3, 2022, at which time any unpaid principal and accrued interest will be due and payable.

Legal Proceedings

In April 2020, the district court in the Middle District of Florida (Orlando division) issued its claim construction order in Parkervision v. Qualcomm and HTC whereby the court adopted the majority of our proposed claim construction language for the disputed terms.   In June 2020, the court lifted the temporary stay in place due to COVID-19 and discovery is underway.  The trial date in the case has been moved from December 2020 to May 2021 as a result of the COVID-19 delays.

In addition, in April 2020, the district court in the Middle District of Florida (Jacksonville division) ruled to stay the ParkerVision v. Qualcomm and Apple action pending the resolution of the case in the Orlando division against Qualcomm and HTC. This case had originally been scheduled for trial commencing in August 2020 but was under an administrative stay due to the impact of COVID-19.

In 2020, we filed two separate complaints against Intel in the Western District of Texas alleging infringement of an aggregate of 12 of our patents.  We also filed an action against Chinese TCL Technology Group Corp and its U.S. subsidiary TTE Technology, Inc. (collectively “TCL”) in U.S. district court in the Central District of California alleging infringement of nine of our patents.  The law firm of Goldberg Segalla is representing us on a contingency fee basis in the Intel and TCL cases.

Sale of Stock with Contingent Payment Rights

From April to June 2020, we received an aggregate of $1.5 million from the sale of equity securities with contingent payment rights.  In July, we received aggregate net proceeds of $0.2 million from additional sales of equity securities with contingent payment rights.  The contingent payment rights entitle the investors to an allocated portion of our share of proceeds from patent-related actions, after taking into account fees and expenses payable to law firms representing us and amounts payable to Brickell.

Liquidity and Capital Resources

We have incurred significant losses from operations and negative operating cash flows in every year since inception, largely as a result of our significant investments in developing and protecting our intellectual property, and have utilized the proceeds from sales of debt and equity securities and contingent funding arrangements with third-parties to fund our operations, including the cost of litigation.

At June 30, 2020, we had cash and cash equivalents of $0.5 million, a working capital deficit of approximately $4.6 million, and an accumulated deficit of approximately $413.3 million.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern within one year following the issue date of our condensed consolidated financial statements.

We used cash for operations of approximately $3.0 million and $2.6 million for the six months ended June 30, 2020 and 2019, respectively.  The increase in cash used for operations from 2019 to 2020 is primarily due to increases in payments of out-of-pocket expenses for ongoing litigation that were not covered under existing contingent fee arrangements.  For the six months ended June 30, 2020, we received aggregate net proceeds from the sale of debt and equity securities, including the exercise of outstanding warrants, of approximately $4.7 million compared to approximately $1.9 million in proceeds received for the six months ended June 30, 2019.  We repaid approximately $1.2 million and $0.8 million, respectively in debt obligations during the six months ended June 30, 2020 and 2019.  In addition, we repaid approximately $0.7 million in short-term debt and other accrued expenses with the use of shares of our common stock during the six months ended June 30, 2020.  Despite our recent funding efforts, our resources are not sufficient to meet our short-term liquidity needs and we will be required to seek additional capital.

In July 2020, we received aggregate proceeds from the sale of equity securities and unsecured contingent payment rights of approximately $0.2 million.  In addition, we are exploring additional financing opportunities for both our short and long-term capital needs.  These financing opportunities may include debt, convertible debt, common or preferred equity offerings, or a combination thereof.  There can be no assurance that we will be able to consummate a financing transaction or that the terms of such financing will be on terms and conditions that are acceptable.

At June 30, 2020, we had approximately $0.2 million in debt obligations to be paid within twelve months, a decrease of $1.3 million in current debt obligations at December 31, 2019.  The decrease in our short-term debt repayment obligations is primarily the result of $1.2 million in repayments under secured and unsecured promissory notes and $0.2 million in repayments of short-term notes with shares of our common stock, somewhat offset by approximately $0.1 million increase in short-term repayment obligations from our Paycheck Protection Program loan received in 2020.

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

Results of Operations for Each of the Three Months Ended June 30, 2020 and 2019

Revenue and Gross Margin

We reported no licensing revenue for the three or six-month periods ended June 30, 2020 or 2019.  Although we do anticipate licensing revenue and/or settlement gains to result from our licensing and patent enforcement actions, the amount and timing is highly unpredictable and there can be no assurance that we will achieve our anticipated results.

Due to our ceasing the sales of Milo products in the fourth quarter of 2019, we reported no product revenue for the three or six-month periods ended June 30, 2020.  We reported approximately $0.03 and $0.04 million for the three and six-month periods ended June 30, 2019, from sales of our Milo-branded WiFi products.

Research and Development Expenses

Subsequent to March 31, 2019, we halted substantially all research and development efforts and, where applicable, repurposed prior engineering resources to support our patent enforcement programs for our Milo sales and support. Research and development expenses for the six-month period ended June 30, 2019 consist primarily of engineering and related management and support personnel costs; software licensing and support costs, which represent the annual licensing and support maintenance for engineering design and other software tools; and an allocated portion of rent and other overhead costs for our facilities.  Personnel costs include share-based compensation which represents the grant date fair value of equity-based awards to our employees which is attributed to expense over the service period of the award.

Our research and development expenses decreased by approximately $0.3 million, or 100.0%, during the six months ended June 30, 2020 when compared to the same six-month period in 2019.  The decrease is primarily the result of $0.2 million in personnel and related costs being repurposed for selling, general and administrative purposes, including litigation support and Milo sales and support as well as a $0.1 million reduction in research and development personnel costs.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of litigation fees and expenses, personnel and related costs, including share-based compensation, for executive, board, finance and accounting and technical support for our patent enforcement program, and costs incurred for insurance, outside accounting and legal professional fees, shareholder relations and noncash expenses including amortization and expense recognized in connection with contract amendments.

Our selling, general and administrative expenses increased by approximately $0.5 million, or 26%, during the three months ended June 30, 2020 when compared to the same period in 2019.  This is primarily the result of the recognition of $0.4 million of expense associated with an amendment to our March 2020 equity transactions, a $0.3 million increase in share-based compensation, and impairment of the right-of -use asset associated with the Lake Mary lease of $0.2 million.  These increases are partially offset by decreases in litigation expenses, rent expense, amortization and losses recognized upon abandonment of intangible assets of $0.1 million each.

Our selling, general and administrative expenses increased by approximately $3.8 million, or 95%, during the six months ended June 30, 2020 when compared to the same period in 2019. This is primarily due to a $1.5 million increase in litigation expenses, a $0.6 million increase in share-based compensation expense, recognition of $0.4 million of expense associated with an amendment to our March 2020 equity transactions, recognition of $1.8 million of expense associated with amendments to warrant agreements, and impairment of the right of use asset associated with our Lake Mary lease of $0.2 million.  These increases are somewhat offset by decreases in Board compensation of $0.3 million and decreases in rent and amortization of $0.1 million each.

Litigation-related fees and expenses were $0.3 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively.  This decrease in litigation fees and expenses is primarily the result of the conclusion of our German litigation actions in 2019.  Litigation-related fees and expenses were $3.0 million and $1.5 million for the six months ended June 30, 2020 and 2019, respectively.  This increase is primarily the result of increased activity during the first quarter of 2020 for the Middle District of Florida (Jacksonville division) case in ParkerVision v. Apple and Qualcomm for depositions and expert reports, somewhat offset by a decrease in fees and expenses related to our German actions.

During the three and six months ended June 30, 2020, we incurred a noncash charge of $0.4 million to recognize the estimated fair value of a contingent payment right associated with a May 2020 amendment to our March 2020 equity transactions   The contingent payment right entitles each investor in the March 2020 equity transactions to receive an allocated portion of our share of proceeds from patent-related actions, after taking into account fees and expenses payable to law firms representing us and amounts payable to Brickell, up to an aggregate of $0.9 million.

During the six months ended June 30, 2020, we also recognized a noncash charge of $1.8 million to recognize the estimated fair value of a warrant amendment agreement with Aspire Capital.  Under the amendment, we repriced 5 million existing warrants from $0.74 to $0.35 and issued 5 million replacement warrants at $0.74.  The expense represents the increase in the estimated fair value, using the Black-Scholes method, of the Aspire warrants immediately before and after the amendment.

The increase in share-based compensation for the three and six month periods is primarily due to executive and Board equity awards granted in August 2019 and the first quarter of 2020.  This increase is somewhat offset by a decrease in Board compensation expense due to the settlement of previously accrued Board fees in exchange for equity-based awards during the first quarter of 2020.

We recognized impairment of the right-of-use asset associated with our Lake Mary lease during the second quarter of 2020 based on a reduction in our estimated future sublease income, largely as a result of the impact of COVID-19.   The decrease in rent expense for the three and six months ended June 30, 2020 is due to a down-sizing of our corporate headquarters in July 2019.  The decrease in amortization for the three and six months ended June 30, 2020 is due to the expiration or disposal of a number of patents during 2019 and 2020.

Change in Fair Value of Contingent Payment Obligations

We have elected to measure our secured and unsecured contingent payment obligations at fair value which is based on significant unobservable inputs.  We estimated the fair value of our secured contingent payment obligations using a probability-weighted income approach based on the estimated present value of projected future cash outflows using a risk-adjusted discount rate.  Increases or decreases in the significant unobservable inputs could result in significant increases or decreases in fair value.

For the three and six months ended June 30, 2020, we recorded an increase in the fair value of our secured and unsecured contingent payment obligations of approximately $1.1 million and $3.4 million, respectively, compared to a decrease of approximately $0.4 million and $0.8 million for the same periods in 2019.  Generally, changes in fair value are a result of changes in estimated amounts and timing of projected future cash flows due to increases in funded amounts, passage of time, and changes in the probabilities based on the status of the funded actions.  In addition, in 2020, increases in fair value resulted from the sharp decrease in the risk-free interest rate used in the calculation of discounted projected future cash flows.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of June 30, 2020, we had outstanding warrants to purchase approximately 14.9 million shares of our common stock.  The estimated grant date fair value of these warrants of approximately $2.3 million is included in shareholders’ deficit in our condensed consolidated balance sheets.  The outstanding warrants have a weighted average exercise price of $0.43 per share and a weighted average remaining life of approximately 3.4 years.

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

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2020.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2020, we issued 30,000 shares of our common stock as payment of a retainer valued at approximately $14,000 for services provided under a consulting agreement with a third-party.  The shares issued were exempt from registration under Section 4(a)(2) of the Securities Act.  We are not obligated to register the shares for resale under the terms of the agreement.

ITEM 3.  Defaults Upon Senior Securities.

We have a note in the principal amount of $0.02 million payable to Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (“Mintz”) for outstanding, unpaid attorney’s fees and costs associated with our patent enforcement program.  We have been in payment default on the note since November 17, 2019, and accordingly, have accrued interest at the default rate of 12% per annum. Currently, Mintz has not requested acceleration of unpaid principal and interest on the note, nor have they waived the outstanding default. During the six months ended June 30, 2020, we made payments to Mintz of $1.2 million which we applied to outstanding principal and interest on the Mintz note, leaving an outstanding balance at June 30, 2020 of approximately $0.02 million. Mintz disputes our application of payments against principal and interest on the note rather than against the $3.1 million in outstanding billed and unpaid fees and expenses payable to Mintz that are included in our accounts payable at June 30, 2020.  We are in active discussions with Mintz to resolve our outstanding fee dispute.  Our total arrearage on the secured note as of August 14, 2020 is $0.02 million which includes default interest.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

Exhibit Number	Description of Exhibit
10.1	Form of Subscription Agreement between Registrant and Accredited Investors dated April 29, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed May 5, 2020)

10.2	Form of Registration Rights Agreement between Registrant and Accredited Investors dated April 29, 2020 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed May 5, 2020)

10.3	List of Accredited Investors to April 29, 2020 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed May 5, 2020)

10.4

Amendment to March 2020 Form of Subscription Agreement between Registrant and Accredited Investors dated April 29, 2020 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed May 5, 2020)

10.5	Form of Subscription Agreement between Registrant and Accredited Investors dated May 22, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed May 29, 2020)

10.6	Form of Registration Rights Agreement between Registrant and Accredited Investors dated May 22, 2020 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed May 29, 2020)

10.7	List of Accredited Investors to May 22, 2020 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed May 29, 2020)

10.8	Form of Subscription Agreement between Registrant and Accredited Investors dated June 8, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed June 12, 2020)

10.9	Form of Registration Rights Agreement between Registrant and Accredited Investors dated June 8, 2020 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed June 12, 2020)

10.10	List of Accredited Investors to June 8, 2020 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed June 12, 2020)

10.11	Form of Subscription Agreement between Registrant and Accredited Investors dated June 29, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed July 6, 2020)

10.12	Form of Registration Rights Agreement between Registrant and Accredited Investors dated June 29, 2020 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed July 6, 2020)

10.13	List of Accredited Investors to June 29, 2020 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed July 6, 2020)

31.1	Section 302 Certification of Jeffrey L. Parker, CEO*

31.2	Section 302 Certification of Cynthia L. Poehlman, CFO*

32.1	Section 906 Certification*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.
Registrant

August 14, 2020	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 14, 2020	By:	/s/Cynthia L. Poehlman
Cynthia L. Poehlman
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)