Form 10-Q
period 2020-09-30
PARKERVISION INC
filed 2020-11-16
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

4446-1A Hendricks Avenue,  Suite 354

Jacksonville,  Florida 32207

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of November 12,  2020,  52,878,723 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	September 30,	December 31,
	2020	2019
CURRENT ASSETS:
Cash and cash equivalents	$147	$57
Prepaid expenses	660	505
Other current assets	8	117
Total current assets	815	679

Operating lease right-of-use assets	11	283
Intangible assets, net	2,326	2,878
Other assets, net	68	86
Total assets	$3,220	$3,926

CURRENT LIABILITIES:
Accounts payable	$4,321	$2,328
Accrued expenses:
Salaries and wages	39	78
Professional fees	145	499
Statutory court costs	237	369
Other accrued expenses	549	1,081
Related party note payable, current portion	99	86
Secured note payable, current portion	25	1,222
Unsecured notes payable	40	225
Operating lease liabilities, current portion	183	250
Total current liabilities	5,638	6,138

LONG-TERM LIABILITIES:
Secured contingent payment obligation	28,788	26,651
Convertible notes, net	3,010	2,733
Related party note payable, net of current portion	726	793
Unsecured contingent payment obligations	3,773	-
Operating lease liabilities, net of current portion	198	305
Other long-term liabilities	154	403
Total long-term liabilities	36,649	30,885
Total liabilities	42,287	37,023

SHAREHOLDERS' DEFICIT:
Common stock, $.01 par value, 140,000 and 110,000 shares authorized, 51,960 and 34,097 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	520	341
Additional paid-in capital	375,370	368,345
Accumulated deficit	(414,957)	(401,783)
Total shareholders' deficit	(39,067)	(33,097)
Total liabilities and shareholders' deficit	$3,220	$3,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Product revenue	$-	$35	$-	$70
Cost of sales	-	(35)	-	(70)
Gross margin	-	-	-	-

Research and development expenses	-	-	-	334
Selling, general and administrative expenses	1,445	1,950	9,268	5,957
Total operating expenses	1,445	1,950	9,268	6,291

Interest and other income	1	3	1	3
Interest expense	(119)	(104)	(420)	(242)
Change in fair value of contingent payment obligations	(105)	(68)	(3,487)	755
Total interest and other	(223)	(169)	(3,906)	516

Net loss	(1,668)	(2,119)	(13,174)	(5,775)

Other comprehensive loss, net of tax	-	-	-	-

Comprehensive loss	$(1,668)	$(2,119)	$(13,174)	$(5,775)

Basic and diluted net loss per common share	$(0.03)	$(0.07)	$(0.29)	$(0.19)

Weighted average common shares outstanding	50,530	32,012	44,772	30,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands)

	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2019	$341	$368,345	$(401,783)	$(33,097)
Issuance of common stock and warrants in private offerings, net of issuance costs and initial fair value of contingent payment rights	39	2,811	-	2,850
Issuance of common stock upon exercise of warrants	14	487	-	501
Issuance of common stock and warrants for services	5	219	-	224
Issuance of convertible debt with beneficial conversion feature	-	173	-	173
Issuance of common stock upon conversion of and payment of interest-in-kind on convertible debt	7	187	-	194
Issuance of common stock upon conversion of short-term loans and payables	22	318	-	340
Share-based compensation, net of shares withheld for taxes	3	458	-	461
Comprehensive loss for the period	-	-	(7,921)	(7,921)
Balance as of March 31, 2020	$431	$372,998	$(409,704)	$(36,275)
Issuance of common stock and warrants in private offerings, net of issuance costs and initial fair value of contingent payment rights	43	725	-	768
Issuance of common stock upon exercise of warrants	11	363	-	374
Issuance of common stock and warrants for services	1	13	-	14
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	1	66	-	67
Share-based compensation, net of shares withheld for taxes	4	299	-	303
Comprehensive loss for the period	-	-	(3,585)	(3,585)
Balance as of June 30, 2020	491	374,464	(413,289)	(38,334)
Issuance of common stock and warrants in private offerings, net of issuance costs and initial fair value of contingent payment rights	15	215	-	230
Issuance of common stock upon exercise of warrants	10	340	-	350
Issuance of common stock and warrants for services	1	25	-	26
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	2	87	-	89
Share-based compensation, net of shares withheld for taxes	1	239	-	240
Comprehensive loss for the period	-	-	(1,668)	(1,668)
Balance as of September 30, 2020	$520	$375,370	$(414,957)	$(39,067)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2018	$287	$366,695	$(392,292)	$(25,310)
Cumulative effect of change in accounting principle	-	-	(38)	(38)
Issuance of common stock upon exercise of warrants	15	-	-	15
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	4	76	-	80
Share-based compensation, net of shares withheld for taxes	-	67	-	67
Comprehensive loss for the period	-	-	(2,094)	(2,094)
Balance as of March 31, 2019	306	366,838	(394,424)	(27,280)
Issuance of common stock for services	6	54	-	60
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	5	43	-	48
Share-based compensation, net of shares withheld for taxes	-	48	-	48
Comprehensive loss for the period	-	-	(1,562)	(1,562)
Balance as of June 30, 2019	317	366,983	(395,986)	(28,686)
Issuance of common stock and warrants in public and private offerings, net of issuance costs	-	180	-	180
Issuance of common stock upon exercise of warrants	14	-	-	14
Issuance of convertible debt with beneficial conversion feature	-	550	-	550
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	4	51	-	55
Share-based compensation, net of shares withheld for taxes	-	286	-	286
Comprehensive loss for the period	-	-	(2,119)	(2,119)
Balance as of September 30, 2019	$335	$368,050	$(398,105)	$(29,720)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,174)	$(5,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	497	604
Share-based compensation	1,004	401
Noncash lease expense	60	252
Loss (gain) on changes in fair value of contingent payment obligations	3,487	(755)
Loss on disposal/impairment of equipment and other assets	413	220
Noncash expense for amendment of equity-related agreements	2,211	-
Changes in operating assets and liabilities:
Accounts receivable	-	2
Inventories	-	77
Prepaid expenses and other assets	192	105
Accounts payable and accrued expenses	1,302	1,759
Operating lease liabilities	(174)	(184)
Total adjustments	8,992	2,481
Net cash used in operating activities	(4,182)	(3,294)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	27
Purchases of property and equipment	(3)	(5)
Payments for patent costs and other intangible assets	-	(18)
Net cash (used in) provided by investing activities	(3)	4

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, including contingent payment rights, in private offerings	3,057	-
Net proceeds from exercise of options and warrants	1,225	29
Net proceeds from debt financings	1,244	2,665
Principal payments on long-term debt	(1,251)	(800)
Principal payments on capital lease obligation	-	(1)
Net cash provided by financing activities	4,275	1,893

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	90	(1,397)

CASH AND CASH EQUIVALENTS, beginning of period	57	1,527

CASH AND CASH EQUIVALENTS, end of period	$147	$130

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

We have designed and developed proprietary radio frequency (“RF”) technologies and integrated circuits for use in wireless communication products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions. We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore the primary focus of our business plan is the enforcement of our intellectual property rights through patent infringement litigation and licensing efforts. We currently have patent enforcement actions ongoing in various U.S. district courts against providers of mobile handsets and providers of smart televisions and other WiFi products and, in certain cases, their chip suppliers for the infringement of several of our RF patents.  We have made significant investments in developing and protecting our technologies, the returns on which are dependent upon the generation of future revenues for realization.

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

We have incurred significant losses from operations and negative cash flows from operations in every year since inception and have utilized the proceeds from the sales of debt and equity securities and contingent funding arrangements with third parties to fund our operations, including the cost of litigation.  For the nine months ended September 30, 2020, we incurred a net loss of approximately $13.2 million and negative cash flows from operations of approximately $4.2 million.  At September 30, 2020, we had cash and cash equivalents of approximately $0.1 million, a working capital deficit of approximately $4.8 million and an accumulated deficit of approximately $415.0 million.  Additionally, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay  borrowings and legal fees and expenses under our contingent funding arrangements.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these condensed consolidated financial statements.

For the nine months ended September 30, 2020, we received aggregate net proceeds from debt and equity financings of approximately $4.3 million and proceeds from the exercise of outstanding warrants of approximately $1.2 million.  In addition, we repaid approximately $0.7 million in short-term debt and other accrued expenses through the use of shares of our common stock.  Despite these funding efforts, our resources are not sufficient to meet our short-term liquidity needs and we will be required to seek additional capital.

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

We are exploring additional financing opportunities for both our short and long-term capital needs.  These financing opportunities may include debt, convertible debt, contingent payment rights, common or preferred equity offerings, or a combination thereof.  There can be no assurance that we will be able to consummate a financing transaction or that the terms of such financing will be on terms and conditions that are acceptable.

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

3.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the period ended September 30, 2020 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

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

4.  Accounting Policies

There have been no changes in accounting policies from those stated in our 2019 Annual Report.  We do not expect any newly effective accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective, other than as described below.

In August 2020, the FASB issued ASU 2020-06 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity."  This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP.  Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features.  The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception.  The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2020.   We are evaluating the impact of ASU 2020-06 on our consolidated financial statements.

5.  Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive.

We have shares underlying outstanding options, warrants, unvested RSUs and convertible notes that were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.  These common share equivalents at September 30, 2020 and 2019 were as follows (in thousands):

	September 30,
	2020	2019
Options outstanding	12,248	11,349
Warrants outstanding	13,850	12,150
Unvested RSUs	291	-
Shares underlying convertible notes	23,807	20,846
	50,196	44,345

6.  Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Prepaid services	$453	$221
Prepaid bonds for German statutory costs	136	188
Prepaid insurance	44	62
Prepaid licenses, software tools and support	11	17
Other prepaid expenses	16	17
	$660	$505

Prepaid services include approximately $0.2 million and $0.1 million of consulting services paid in shares of stock or warrants to purchase shares of stock in the future at September 30, 2020, and December 31, 2019, respectively.

7.  Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Patents and copyrights	$15,184	$16,612
Accumulated amortization	(12,858)	(13,734)
	$2,326	$2,878

8. Operating Lease Right-of-Use Assets

For the nine months ended September 30, 2020, we recognized an impairment loss of approximately $0.2 million on the right-of-use asset related to our Lake Mary office lease.  We ceased use of this facility in 2018 as part of our restructuring of operation.  The value of our right-of-use asset included estimated future sublease income.  Due to a number of factors, including the high vacancy rate of the building in which the space is located and the current COVID-19 environment, we determined securing a sublease for the space would be unlikely.  Accordingly,  in 2020, we recognized an impairment loss, which represented

the remaining carrying value of the asset.   The impairment is included in selling, general, and administrative expenses in our condensed consolidated statements of comprehensive loss.

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

We have been in default on the payment terms of the note since November 17, 2019, and accordingly, have accrued interest at the default rate of 12% per annum.  Currently, Mintz has not requested acceleration of unpaid principal and interest on the note, nor have they waived the outstanding default. During the nine months ended September 30, 2020, we made payments to Mintz of $1.2 million, which we applied to outstanding principal and interest on the Mintz note, leaving an outstanding balance, including accrued default interest, at September 30, 2020 of approximately $0.02 million.  Mintz disputes our application of payments against principal and interest on the note rather than against the $3.1 million in billed and unpaid fees and expenses payable to Mintz included in accounts payable at September 30, 2020.  The unpaid fees and expenses payable to Mintz at September 30, 2020 exclude approximately $3.6 million in fees billed by Mintz that are in excess of agreed-upon fee caps.  We consider the excess fees to be a loss contingency that is not probable as of the issuance date of these condensed consolidated financial statements and, accordingly, we have not recognized these excess fees in expense for the period ended September 30, 2020.   We are in discussions with Mintz to resolve our outstanding fee dispute with regard to amounts billed and payable as well as any success fees payable on potential future proceeds.

Unsecured Notes Payable

Unsecured notes payable at September 30, 2020 represents the current portion of our Paycheck Protection Program loan, as described more fully below.  Unsecured notes payable at December 31, 2019 represents the outstanding principal balance of unsecured short-term promissory notes with accredited investors for aggregate proceeds of approximately $0.23 million. The short-term promissory notes, as amended, accrued interest at a rate of 20% per annum.  During the nine months ended September 30, 2020, we issued an aggregate of 1,740,426 shares of our common stock as an in-kind repayment of all outstanding principal and accrued interest on these short-term notes.

Paycheck Protection Program Loan

In May 2020, we received approximately $0.2 million in proceeds from an approved loan under the Paycheck Protection Program.  Interest will accrue on outstanding principal balance at a rate of 1%, computed on a simple interest basis.  The loan principal and accrued interest will be eligible for forgiveness provided that (i) we used the loan proceeds exclusively for allowed costs including payroll, employee group health benefits, rent and utilities and (ii) employee and compensation levels were maintained during the coverage period.  If the loan is not forgiven, we will be required to make monthly repayments of approximately $8,000 per month commencing May 1, 2021 and the loan will mature on May 3, 2022, at which time any unpaid principal and accrued interest will be due and payable.  The current and noncurrent portions of this loan are included in the captions “Unsecured notes payable” and “Other long-term liabilities” in the condensed consolidated balance sheet as of September 30, 2020.

Convertible Notes

Our convertible notes represent five-year promissory notes that are convertible, at the holders’ option, into shares of our common stock at fixed conversion prices.  The notes bear interest at a stated rate of 8% per annum, except for the July 18, 2019 notes which bear interest at a stated rate of 7.5% per annum.  Interest is payable quarterly, and we may elect to pay interest in either cash, shares of our common stock, or a combination thereof, subject to certain equity conditions.  To date, all interest payments on the convertible notes have been made in shares of our common stock, including payments of $0.22 million during the nine months ended September 30, 2020.

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

Notes with a principal balance of $0.13 million were converted, at the option of the holder, into shares of our common stock during the nine-month period ended September 30, 2020.

Convertible notes payable at September 30, 2020 and December 31, 2019 consist of the following (in thousands):

	Fixed	Effective		Principal Outstanding as of
	Conversion	Interest		September 30,	December 31,
Description	Rate	Rate [1]	Maturity Date	2020	2019
Convertible notes dated September 10, 2018	$0.40	23.4%	September 7, 2023	$600	$700
Convertible note dated September 19, 2018	$0.57	10.2%	September 19, 2023	425	425
Convertible notes dated February/March 2019	$0.25	8.0%	February 28, 2024 to March 13, 2024	1,300	1,300
Convertible notes dated June/July 2019	$0.10	8.0%	June 7, 2024 to July 15, 2024	365	390
Convertible notes dated July 18, 2019	$0.08	46.1%	July 18, 2024	700	700
Convertible notes dated September 13, 2019	$0.10	25.9%	September 13, 2024	50	50
Convertible notes dated January 8, 2020	$0.13	20.3%	January 8, 2025	450	-
Total principal balance				3,890	3,565
Less Unamortized discount				880	832
				$3,010	$2,733

1  Notes with an effective interest rate in excess of 8% represent notes that were issued with a beneficial conversion feature meaning that the conversion price of the note was below the market price of our common stock at closing. The value of the beneficial conversion feature is recognized as a discount on the note with a corresponding credit to additional paid in capital at inception.  The note discount is amortized over the five-year term of the note.

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair market value, for the nine months ended September 30, 2020 and the year ended December 31, 2019 (in thousands):

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Secured contingent payment obligation, beginning of period	$26,651	$25,557
Change in fair value	2,137	1,094
Secured contingent payment obligation, end of period	$28,788	$26,651

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to Brickell Key Investments, LP (“Brickell”) under a February 2016 funding agreement, as amended.    Brickell is entitled to priority payment of 55% to 100% of proceeds received from all patent-related actions until such time that Brickell has been repaid in full.  After repayment of the funded amount, which is $14.7 million as of September 30, 2020, Brickell is entitled to a portion of remaining proceeds up to a specified minimum return which is determined as a percentage of the funded amount and varies based on the timing of repayment and the origin of the proceeds.  In addition, Brickell is entitled to a pro rata portion of proceeds from specified legal actions to the extent aggregate proceeds from those actions exceed the specified minimum return.  The range of potential proceeds payable to Brickell is discussed more fully in Note 10.   As of September 30, 2020, we are in compliance with our obligations under this agreement.

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

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair market value, for the nine months ended September 30, 2020 and the year ended December 31, 2019 (in thousands):

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Unsecured contingent payment obligations, beginning of period	$-	$-
Reclassification of other liabilities	1,003	-
Proceeds from sale of contingent payment rights	984	-
Initial fair market value of modification	436	-
Change in fair value	1,350	-
Unsecured contingent payment obligations, end of period	$3,773	$-

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

The Termination Fee is a result of $1.0 million received as advances under a letter agreement with a third-party funder.  Based on the terms of the letter agreement, if a final funding arrangement was not executed by March 31, 2020, we would be obligated to pay, from future patent-related proceeds, an aggregate termination payment equal to five times the upfront payment received, or $5.0 million.  We did not reach an agreement as of March 31, 2020 and formally terminated negotiations in April 2020.  Advances under the letter agreement included $0.4 million as of December 31, 2019, and $0.6 million advanced in January 2020.  The advances, which were initially recorded in other long-term liabilities, were reclassified to unsecured contingent payment obligations at March 31, 2020 when the Termination Fee obligation was incurred.  As of September 30, 2020, the estimated fair value of unsecured contingent payment obligations related to the Termination Fee is $2.4 million.

The CPRs represent the estimated fair value of rights provided to accredited investors who purchased shares of our common stock between March and August 2020 (see Note 12).   During the nine months

ended September 30, 2020, we received proceeds of $2.1 million from the sale of common stock with contingent payment rights, of which approximately $1.0 million was allocated to the CPRs.  In addition, on May 1, 2020, we granted CPRs to investors who purchased $0.9 million of our common stock in March 2020, resulting in a charge to expense of $0.4 million for the initial estimated fair value of the CPRs.  The terms of the CPRs provide that we will pay each investor an allocated portion of our net proceeds from patent-related actions, after taking into account fees and expenses payable to law firms representing us and amounts payable to Brickell.  The investors’ allocated portion of net proceeds will be determined by multiplying the net proceeds recovered by us (up to $10 million) by the quotient of such investors’ subscription amount divided by $10 million, up to an amount equal to each investor’s subscription amount, or an aggregate of $3.0 million.  As of September 30, 2020, the estimated fair value of our unsecured contingent payment obligations related to the CPRs is $1.4 million.

10. Fair Value Measurements

The following tables summarize the fair value of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020:
Liabilities:
Secured contingent payment obligation	$28,788	$-	$-	$28,788
Unsecured contingent payment obligations	3,773	-	-	3,773

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019:
Liabilities:
Secured contingent payment obligation	$26,651	$-	$-	$26,651

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used a risk-adjusted discount rate of 14.15% at September 30, 2020, based on a risk-free rate of 0.15% as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at September 30, 2020, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$0.0	$39.3	$58.5	$0.0	$5.1	$8.0
Duration (in years)	1.0	2.4	3.0	1.0	2.4	3.0
Estimated probabilities	0%	13%	30%	2%	22%	38%

We evaluate the estimates and assumptions used in determining the fair value of our contingent payment obligations each reporting period and make any adjustments prospectively based on those evaluations.   Changes in any of these Level 3 inputs could result in a significantly higher or lower fair value measurement.

11.  Legal Proceedings

From time to time, we are subject to legal proceedings and claims which arise in the ordinary course of our business. These proceedings include patent enforcement actions initiated by us against others for the infringement of our technologies, as well as proceedings brought by others against us at the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (“PTAB”) and in the Federal Patent Court in Germany in an attempt to invalidate certain of our patent claims. We had several patent enforcement actions in Germany, which has a “loser pay” system whereby the non-prevailing party is responsible for statutory attorney fees and costs. To the extent a loss is probable and reasonably estimable as of the balance sheet date, the estimated loss is recorded in the accompanying condensed consolidated statements of comprehensive loss and included in current liabilities under the heading “statutory court costs” in the condensed consolidated balance sheets. As of September 30, 2020, and December 31, 2019, we have accrued an aggregate of $0.24 million and $0.37 million, respectively, in estimated statutory court costs for our cases in Germany.

United States Proceedings

ParkerVision v. Qualcomm (Middle District of Florida)

We have a patent infringement complaint pending in the Middle District of Florida against Qualcomm and Qualcomm Atheros, Inc. (collectively “Qualcomm”) seeking approximately $1.3 billion in damages for infringement of four of our patents (the “Qualcomm Action”).   HTC (HTC Corporation and HTC America, Inc.) was also a defendant in this case but we voluntarily dismissed our claims against HTC and HTC dismissed their related counter-claims against us in October 2020.   Qualcomm has pending counterclaims against us for non-infringement and invalidity for all patents in the case.  The case was filed in May 2014 and stayed in February 2016 pending decisions in other cases, including the appeal of a PTAB proceeding with regard to U.S. patent 6,091,940 (“the ‘940 Patent”) asserted in this case.  In March 2017, the PTAB ruled in our favor on three of the six petitions (the method claims), ruled in Qualcomm’s favor on two of the six petitions (the apparatus claims) and issued a split decision on the claims covered in the sixth petition.  In September 2018, the Federal Circuit upheld the PTAB’s decision with regard to the ‘940 Patent and, in January 2019, the court lifted the stay in this case.  In July 2019, the court issued an order that granted our proposed selection of patent claims from four asserted patents, including the ‘940 Patent, and denied Qualcomm’s request to limit the claims and patents. The court also agreed that we may elect to pursue accused products that were at issue at the time the case was stayed, as well as new products that were released by Qualcomm during the pendency of the stay.  In September 2019, Qualcomm filed a motion for partial summary judgement in an attempt to exclude certain patents from the case, including the ‘940 Patent.  The court denied this motion in January 2020.  In April 2020, the court issued its claim construction order in which the court adopted our proposed construction for seven of the ten disputed terms and adopted slightly modified versions of our proposed construction for the remaining terms.  In October 2020, our damages expert submitted a report concluding that $1.3 billion is the reasonable royalty owed by Qualcomm for its unauthorized use of our technology, excluding additional amounts requested by us for interest and enhanced damages for willful infringement.  Ultimately, these amounts will be determined by the court. Discovery is expected to close in December 2020 and a trial is scheduled to commence on May 3, 2021.  The law firm of McKool Smith is representing us in this case on a contingency fee basis.

ParkerVision v. Apple and Qualcomm (Middle District of Florida)

In December 2015, we filed a patent infringement complaint in the Middle District of Florida against Apple, LG, Samsung and Qualcomm alleging infringement of four of our patents. In February 2016, the district court proceedings were stayed pending resolution of a corresponding case filed at the International Trade Commission (“ITC”). In July 2016, we entered into a patent license and settlement agreement with Samsung and, as a result, Samsung was dismissed from the district court action. In March 2017, we filed a motion to terminate the ITC proceedings and a corresponding motion to lift the stay in the district court case. This motion was granted in May 2017. In July 2017, we filed a motion to dismiss LG from the district court case (see ParkerVision v. LG below).  Also in July 2017, Qualcomm filed a motion to change venue to the southern district of California, and Apple filed a motion to dismiss for improper venue. In March 2018, the district court ruled against the Qualcomm and Apple motions. The parties also filed a joint motion in March 2018 to eliminate three of the four patents in the case in order to expedite proceedings leaving our U.S. patent 9,118,528 as the only remaining patent in this case. A claim construction hearing was held on August 31, 2018. In July 2019, the court issued its claim construction order in which the court adopted our proposed claim construction for two of the six terms and the “plain and ordinary meaning” on the remaining terms. In addition, the court denied a motion filed by Apple for summary judgment.  Fact discovery has closed in this case and a jury trial was scheduled to begin in August 2020.   In March 2020, as a result of the impact of COVID-19, the parties filed a motion requesting an extension of certain deadlines in the case. In April 2020, the court stayed this proceeding pending the outcome of the Qualcomm Action.  The law firm of Mintz Levin is representing us in this case on a partial contingency fee basis.

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

Intel II below).  Intel’s response to our complaint was filed in June 2020 denying infringement and claiming invalidity of the patents.  Intel has also filed a motion to transfer venue which has not yet been ruled on by the court.  The claim construction hearing is currently scheduled for January 22, 2021 and the case is scheduled for trial beginning February 7, 2022.   The law firm of Goldberg Segalla is representing us in this case on a contingency fee basis.

Intel v. ParkerVision (PTAB)

Intel filed petitions for Inter Partes Review (IPR) against U.S. patent 7,539,474  (“the ‘474 Patent”) and U.S. patent 7,110,444 (“the ‘444 Patent”), both of which are patents asserted in ParkerVision v. Intel.    Our preliminary responses to the petitions are due late in the fourth quarter of 2020 following which the PTAB will make its decision as to whether to institute or dismiss the review proceedings.

ParkerVision v. Intel II (Western District of Texas)

In June 2020, to reduce the number of claims in ParkerVision v. Intel,  we filed a second patent infringement complaint in the Western District of Texas against Intel that included a single patent that we voluntarily dismissed from the original case.   In July 2020, we amended our complaint adding two more patents to the case.  The claim construction hearing is currently scheduled for February 25, 2021 and the case is scheduled for trial beginning March 17, 2022.  The law firm of Goldberg Segalla is representing us in this case on a contingency fee basis.

ParkerVision v. TCL (Central District of California)

In May 2020, we filed a patent infringement complaint against TCL Technology Group Corp, a Chinese company, and its U.S. subsidiary, TTE Technology, Inc. in the Central District of California alleging infringement of ten of our patents. In October 2020, we voluntarily dismissed this case without prejudice and filed a corresponding complaint in the Western District of Texas (see below).

ParkerVision v. TCL (Western District of Texas)

In October 2020, we filed a patent infringement complaint against TCL Industries Holdings Co., Ltd, a Chinese company, TCL Electronics Holdings Ltd., Shenzhen TCL New Technology Co., Ltd, TCL King Electrical Appliances (Huizhou) Co., Ltd., TCL Moka Int’l Ltd. and TCL Moka Manufacturing S.A. DE C.V. (collectively “TCL”) in the Western District of Texas alleging infringement of ten of our patents. TCL products included in the action incorporate modules that contain certain Wi-Fi chips manufactured by Realtek. The law firm of Goldberg Segalla is representing us in this case on a contingency fee basis.

ParkerVision v. Hisense (Western District of Texas)

In September 2020, we filed a patent infringement complaint against Hisense Co., Ltd. and Hisense Visual Technology Co., Ltd (collectively “Hisense”), a Chinese company, in the Western District of Texas alleging infringement of ten of our patents. Hisense products included in the action incorporate modules that contain certain Wi-Fi chips manufactured by Realtek and MediaTek. The law firm of Goldberg Segalla is representing us in this case on a contingency fee basis.

ParkerVision v. Buffalo (Western District of Texas)

In October 2020, we filed a patent infringement complaint against Buffalo Inc., a Japanese company, (“Buffalo”), in the Western District of Texas alleging infringement of ten of our patents. Buffalo products included in the action incorporate modules that contain certain Wi-Fi chips manufactured by Realtek and MediaTek. The law firm of Goldberg Segalla is representing us in this case on a contingency fee basis.

ParkerVision v.Zyxel (Western District of Texas)

In October 2020, we filed a patent infringement complaint against Zyxel Communications Corporation, a Chinese multinational electronics company headquartered in Taiwan, (“Zyxel”), in the Western District of Texas alleging infringement of ten of our patents. Zyxel products included in the action incorporate modules that contain certain Wi-Fi chips manufactured by Realtek and MediaTek. The law firm of Goldberg Segalla is representing us in this case on a contingency fee basis.

The cases filed against Zyxel, Buffalo, Hisense, and TCL in the Western District of Texas all assert the same ten patents.

German Proceedings

ParkerVision v. LG Electronics (Munich, Germany)

In June 2016, we filed a complaint in Munich District Court against LG Electronics Deutschland GmbH, a German subsidiary of LG Electronics, Inc. (“LGE”) seeking damages and injunctive relief for the alleged infringement of the German part of our European patent 1 206 831 (“the ‘831 Patent”). In November 2016, the court concluded that certain LGE products using Qualcomm RF circuitry infringe our patent.  However, the final decision in this case was stayed pending resolution of the corresponding nullity, or validity, action filed by Qualcomm in the German Federal Patent Court in Munich (see Qualcomm v. ParkerVision below).  In October 2018, we received an unfavorable decision in the nullity case.   As a result, our infringement complaint in this case was dismissed.  As the non-prevailing party, we were subject to claims for reimbursement of statutory attorney’s fees and costs in this case which were covered in full by a bond we posted in this case.

Qualcomm v. ParkerVision – Federal Patent Court in Germany (as appealed to the German Supreme Court)

In August 2016, Qualcomm filed a validity action in Federal Patent Court in Germany against the ’831 Patent. The outcome of this validity action impacts our German patent infringement cases against LGE and Apple as discussed above. On October 17, 2018, following an oral hearing, the court ruled that the ‘831 Patent was invalid.    In January 2019, we appealed this decision to the German Supreme Court, but withdrew our appeal in July 2019.  As the non-prevailing party, we are subject to claims for reimbursement of statutory fees and costs in this case, which are accrued in the accompanying condensed consolidated financial statements as of September 30, 2020 and December 31, 2019.

ParkerVision v. Apple (Munich, Germany) – the Apple II case

The Apple II case sought damages and injunctive relief for the alleged infringement of the German part of our European patent 1 135 853 (“the ‘853 Patent”).  The court ruled in April 2019 that Apple does not infringe our ‘853 Patent. We did not appeal this decision. As the non-prevailing party, we are subject to claims for reimbursement of statutory attorney’s fees and costs in this case which we have accrued in the accompanying condensed consolidated financial statements as of September 30, 2020 and December 31, 2019. We have posted a bond to cover this cost which is included in “Prepaid expenses” in the accompanying condensed consolidated balance sheets. We have requested a release of the bond which is expected to fully cover the costs in this case.

Intel v. ParkerVision (Federal Patent Court in Germany)

In August 2017, Intel filed a nullity action in German Federal Patent Court claiming invalidity of the ‘853 Patent that is the subject of the Apple II case.  In December 2019, following the adverse decision in the Apple II case, we elected not to proceed with a defense in this case.  As the non-prevailing party, we were subject to claims for reimbursement of statutory attorney fees and costs in this case which were accrued in the accompanying condensed consolidated financial statements as of December 31, 2019 and which were fully paid in September 2020.

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

During the nine months ended September 30, 2020, we entered into securities purchase agreements with accredited investors for an aggregate of 5,871,584 shares of our common stock at a price of $0.35 per share for aggregate proceeds of $2.1 million.  The securities purchase agreements include contingent payment rights.  Approximately $1.0 million of the proceeds were allocated to unsecured contingent payment obligations based on the initial fair value estimate of the CPRs (see Note 9).  The shares were registered for resale on a registration statement that was declared effective on September 2, 2020 (File No. 333-248242).

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

The Warrant Amendment Agreement added a call provision to the 2018 Warrants whereby we may, after December 31, 2020, call for cancellation of all or any portion of the 2018 Warrants for which an exercise notice has not yet been received, in exchange for consideration equal to $0.001 per warrant share and subject to certain conditions, including the continued existence of an effective registration statement for the underlying shares of common stock and the availability of sufficient authorized shares to allow for the exercise of the 2018 Warrants.  All other terms of the 2018 Warrants remained unchanged, including the original expiration dates of July and September 2023.  In connection with the Warrant Amendment Agreement, Aspire exercised 1,430,000 shares of the 2018 Warrants for aggregate proceeds to us of $0.5 million.  An additional 1,070,000 shares of the 2018 Warrants were exercised during the nine months ended September 30, 2020 for aggregate proceeds to us of $0.38 million.  We recognized $1.78 million of non-cash warrant expense in connection with the Warrant Amendment Agreement based on the difference between the Black-Scholes value of the warrants immediately before and after the amendment.  The shares underlying the New Aspire Warrant were registered for resale on a registration statement that was declared effective on April 28, 2020 (File No. 333-237762).  The shares underlying the 2018 Warrants are currently registered for resale pursuant to a registration statement on Form S-1 (File No. 333-226738).

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

On March 16, 2020, we entered into an agreement with Tailwinds Research Group LLC (“Tailwinds”) to provide digital marketing services to us.  As consideration for services to be provided under the twelve-month term of the agreement, we issued warrants for the purchase up to 200,000 shares of our common stock with an exercise price of $1.00 per share in exchange for a nonrefundable retainer for services, valued using the Black-Scholes method, at approximately $0.06 million.  The value of the warrants is being recognized as expense over the term of the agreement.  The Tailwinds warrants are exercisable immediately after issuance, expire March 16, 2023, and are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock.  The shares underlying the warrant were registered for resale on a registration statement that was declared effective on April 28, 2020 (File No. 333-237762).

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

In July 2020, we issued 50,000 shares of our unregistered common stock, valued at approximately $0.03 million, as compensation for shareholder awareness services provided by a third party during the second quarter of  2020.  The agreement provides for future issuances of 50,000 shares for up to three successive three-month periods over the term of the agreement, unless the services are terminated in accordance with the agreement.  In October 2020, we issued an additional 50,000 shares of our unregistered common stock, valued at approximately $0.02 million, as compensation for services provided by this third party during the third quarter of 2020.

Common Stock Warrants

As of September 30, 2020, we had outstanding warrants for the purchase of up to 13.9 million shares of our common stock.  The estimated grant date fair value of these warrants of $2.0 million is included in Additional Paid-in Capital in our condensed consolidated balance sheets.  As of September 30, 2020, our outstanding warrants have an average exercise price of $0.44 per share and a weighted average remaining life of approximately 3.3 years.

13. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2019 Annual Report.

The following table presents share-based compensation expense included in our condensed consolidated statements of comprehensive loss for the three and nine months ended September 30,  2020 and 2019, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development expenses	$-	$-	$-	$5
Selling, general and administrative expenses	240	286	1,004	396
Total share-based compensation expense	$240	$286	$1,004	$401

As of September 30, 2020, there was $0.6 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  The cost is expected to be recognized over a weighted-average period of approximately 1 year.

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

Overview

We have designed and developed proprietary radio frequency (“RF”) technologies and integrated circuits for use in wireless communication products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions. We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore the primary focus of our business plan is the enforcement of our intellectual property rights through patent infringement litigation and licensing efforts. We currently have patent enforcement actions ongoing in various U.S. district courts against providers of mobile handsets and providers of smart televisions and other WiFi products and, in certain cases, their chip suppliers, for the infringement of several of our RF patents.  We have made significant investments in developing and protecting our technologies, the returns on which are dependent upon the generation of future revenues for realization.

Recent Developments

Impact of COVID-19

Many states, including Florida, have been under stay-at-home orders since mid-March 2020 in an effort to contain the spread of COVID-19.  While our employees currently have the ability and are encouraged to work remotely, school closures and other stay-at-home measures have an impact on employee productivity and attendance.  In addition, we have experienced delays in certain deadlines in our patent infringement litigation as a result of court closures, travel bans and stay-at-home measures in Florida as well as other states in which we have ongoing litigation and states in which the defendants to our patent infringement actions have personnel and facilities.  In addition, the current economic environment as a result of COVID-19 makes access to debt and equity capital more challenging.

In May 2020, we received approximately $0.2 million in proceeds from an approved loan under the Paycheck Protection Program.  Interest will accrue on outstanding principal balance at a rate of 1%, computed on a simple interest basis.  The loan principal and accrued interest will be eligible for forgiveness provided that (i) we used the loan proceeds exclusively for allowed costs including payroll, employee group health benefits, rent and utilities and (ii) employee and compensation levels were maintained during the covered period.  We believe we will be eligible for forgiveness of all, or a substantial portion of, the loan.  If the loan is not forgiven, we will be required to make monthly repayments of approximately $8,000 per month commencing May 1, 2021 and the loan will mature on May 3, 2022, at which time any unpaid principal and accrued interest will be due and payable.

Legal Proceedings

Since June 2020, we have filed an aggregate of six patent infringement cases in the Western District of Texas against alleged infringers of certain of our patents.  Two cases were filed against Intel and Intel subsequently filed IPR actions against two of the asserted patents. The PTAB has not yet ruled whether to institute a review or dismiss the petitions.  The remaining four cases were filed against foreign corporations who manufacture and sell televisions and other devices that incorporate chips manufactured by Realtek and/or MediaTek.  The law firm of Goldberg Segalla is representing us on a contingency basis in all of these cases.

In October 2020, our damages expert in ParkerVision v. Qualcomm submitted a report concluding that $1.3 billion is the reasonable royalty owed by Qualcomm for their unauthorized use of our technology.  The damages amount, along with any additional amounts for interest and enhanced damages for willful infringement will ultimately be determined by the court.  Expert discovery concludes in December 2020 and the jury trial commences May 3, 2021in Florida.

Sale of Stock with Contingent Payment Rights

From March to September 2020, we received an aggregate of $3.0 million from the sale of equity securities with contingent payment rights.  The contingent payment rights entitle the investors to an allocated portion of our share of proceeds from patent-related actions, after taking into account fees and expenses payable to law firms representing us and amounts payable to Brickell.

Amendment to Articles of Incorporation

On August 31, 2020, our shareholders approved an amendment to our amended and restated articles of incorporation to increase the number of authorized shares of common stock from 110 million to 140 million. We filed the amendment with the Department of State of the State of Florida on September 2, 2020 and the amendment became effective on September 4, 2020.

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

At September 30, 2020, we had cash and cash equivalents of $0.1 million, a working capital deficit of approximately $4.8 million, and an accumulated deficit of approximately $415.0 million.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern within one year following the issue date of our condensed consolidated financial statements.

We used cash for operations of approximately $4.2 million and $3.3 million for the nine months ended September 30, 2020 and 2019, respectively.  The increase in cash used for operations from 2019 to 2020 is primarily due to increases in payments of out-of-pocket expenses for ongoing litigation that were not covered under existing contingent fee arrangements.  For the nine months ended September 30, 2020, we received aggregate net proceeds from the sale of debt and equity securities, including the exercise of outstanding warrants, of approximately $5.5 million compared to approximately $2.7 million in proceeds received for the nine months ended September 30, 2019.  We repaid approximately $1.3 million and $0.8 million, respectively in debt obligations during the nine months ended September 30, 2020 and 2019.  In addition, we repaid approximately $0.7 million in short-term debt and other accrued expenses with the use of shares of our common stock during the nine months ended September 30, 2020.  Despite our recent funding efforts, our resources are not sufficient to meet our short-term liquidity needs and we will be required to seek additional capital.

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

At September 30, 2020, we had approximately $0.2 million in debt obligations to be paid within twelve months, a decrease of $1.3 million in current debt obligations at December 31, 2019.  The decrease in our short-term debt repayment obligations is primarily the result of $1.2 million in repayments under secured and unsecured promissory notes and $0.2 million in repayments of short-term notes with shares of our common stock.

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

Results of Operations for Each of the Three and Nine Months Ended September 30, 2020 and 2019

Revenue and Gross Margin

We reported no licensing revenue for the three or nine-month periods ended September 30, 2020 or 2019.  Although we do anticipate licensing revenue and/or settlement gains to result from our licensing and patent enforcement actions, the amount and timing is highly unpredictable and there can be no assurance that we will achieve our anticipated results.

Due to our ceasing the sales of Milo products in the fourth quarter of 2019, we reported no product revenue for the three or nine-month periods ended September 30, 2020.  We reported approximately $0.03 and $0.07 million for the three and nine-month periods ended September 30, 2019, from sales of our Milo-branded WiFi products.

Research and Development Expenses

Subsequent to March 31, 2019, we halted substantially all research and development efforts and, where applicable, repurposed prior engineering resources to support our patent enforcement programs for our Milo sales and support. Research and development expenses for the nine-month period ended September 30, 2019 consist primarily of engineering and related management and support personnel costs; software licensing and support costs, which represent the annual licensing and support maintenance for engineering design and other software tools; and an allocated portion of rent and other overhead costs for our facilities.  Personnel costs include share-based compensation which represents the grant date fair value of equity-based awards to our employees which is attributed to expense over the service period of the award.

Our research and development expenses decreased by approximately $0.3 million, or 100.0%, during the nine months ended September 30, 2020 when compared to the same nine-month period in 2019.  The decrease is primarily the result of $0.2 million in personnel and related costs being repurposed for selling, general and administrative purposes, including litigation support and Milo sales and support as well as a $0.1 million reduction in research and development personnel costs.

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

Our selling, general and administrative expenses decreased by approximately $0.5 million, or 26%, during the three months ended September 30, 2020 when compared to the same period in 2019.  This is primarily due to a $0.2 million decrease in litigation expenses resulting from the stay in the Qualcomm and Apple infringement case in Florida, a $0.2 million decrease in personnel costs resulting from personnel changes and attrition, a $0.1 million decrease in rental and other overhead expenses primarily as a result of the down-sizing of our corporate headquarters in July 2019, and a $0.1 million decrease in accounting and other professional fees primarily as a result of a change in accounting firms.

Our selling, general and administrative expenses increased by approximately $3.3 million, or 56%, during the nine months ended September 30, 2020 when compared to the same period in 2019.   This increase is primarily the result of the recognition of $2.2 million in noncash expenses recognized upon amendment of equity-related agreements, a $1.3 million increase in litigation expenses primarily related to preparation of the infringement case against Qualcomm and Apple in Florida in early 2020, and a $0.5 million increase in share-based compensation due to executive and Board equity awards granted in August 2019 and the first quarter of 2020.  These increases were somewhat offset by a decrease of $0.3 million in board compensation expenses due to the reversal of prior board compensation expense upon the settlement of previously accrued board fees in exchange for equity based awards in 2020 and a decrease of $0.2 million in rent and related overhead due to the down-sizing of our corporate headquarters in July 2019.

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

For the nine months ended September 30, 2020, we recorded an increase in the fair value of our secured and unsecured contingent payment obligations of approximately $3.5 million, compared to a decrease of approximately $0.8 million for the nine months ended September 30, 2019.  Generally, changes in fair value are a result of changes in estimated amounts and timing of projected future cash flows due to increases in funded amounts, passage of time, and changes in the probabilities based on the status of the funded actions.  In addition, in 2020, increases in fair value resulted from the sharp decrease in the risk-free interest rate used in the calculation as a result of the Federal Reserve lowering rates to stimulate economic activity amidst the COVID-19 pandemic.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of September 30, 2020, we had outstanding warrants to purchase approximately 13.9 million shares of our common stock.  The estimated grant date fair value of these warrants of approximately $2.0 million is included in shareholders’ deficit in our condensed consolidated balance sheets.  The outstanding warrants have a weighted average exercise price of $0.44 per share and a weighted average remaining life of approximately 3.3 years.

Critical Accounting Policies

There have been no changes in accounting policies from those stated in our 2019 Annual Report.  We do not expect any newly effective accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective, other than those described in Note 4 of the interim condensed consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2020.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 24 ,2020, we entered into securities purchase agreements with accredited investors for the sale of 498,572 shares of our common stock at a price of $0.35 per share.  The securities purchase agreements included contingent payment rights.  The shares issued were exempt from registration under Section 4(a)(2) of the Securities Act.  We subsequently registered the shares for resale on a registration statement that was declared effective on September 2, 2020 (File No. 333-248242).

In July 2020, we issued 50,000 shares of our common stock as payment for services under a third-party agreement, valued at approximately $25,000.  The shares issued were exempt from registration under Section 4(a)(2) of the Securities Act.  We are not obligated to register the shares for resale under the terms of the agreement.

ITEM 3.  Defaults Upon Senior Securities.

We have a note in the principal amount of $0.02 million payable to Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (“Mintz”) for outstanding, unpaid attorney’s fees and costs associated with our patent enforcement program.  We have been in payment default on the note since November 17, 2019, and accordingly, have accrued interest at the default rate of 12% per annum. Currently, Mintz has not requested acceleration of unpaid principal and interest on the note, nor have they waived the outstanding default. During the nine months ended September 30, 2020, we made payments to Mintz of $1.2 million which we applied to outstanding principal and interest on the Mintz note, leaving an outstanding balance at September 30, 2020 of approximately $0.02 million. Mintz disputes our application of payments against principal and interest on the note rather than against the $3.1 million in outstanding billed and unpaid fees and expenses payable to Mintz that are included in our accounts payable at September 30, 2020.  We are in active discussions with Mintz to resolve our outstanding fee dispute.  Our total arrearage on the secured note as of November 6, 2020 is $0.02 million which includes default interest.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed September 4, 2020)

10.1	Form of Subscription Agreement between Registrant and Accredited Investors dated August 19, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed August 21, 2020)

10.2

Form of Registration Rights Agreement between Registrant and Accredited Investors dated August 19, 2020 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed August 21, 2020)

10.3	List of Accredited Investors to August 19, 2020 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed August 21, 2020)

31.1	Section 302 Certification of Jeffrey L. Parker, CEO*

31.2	Section 302 Certification of Cynthia L. Poehlman, CFO*

32.1	Section 906 Certification*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.
Registrant

November 16, 2020	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 16, 2020	By:	/s/Cynthia L. Poehlman
Cynthia L. Poehlman
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)