Form 10-K
period 2020-12-31
PARKERVISION INC
filed 2021-03-31
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from ________to__________

Commission file number 000-22904

PARKERVISION, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida	59-2971472
(State of Incorporation)	(I.R.S. Employer ID No.)

4446-1A Hendricks Avenue,  Suite 354,

Jacksonville,  Florida 32207

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
Emerging growth company ( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   (  )

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit reports.   (   )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes (  ) No (X)

As of June 30,  2020, the aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant was approximately $23,474,499 (based upon $0.49 share last sale price on that date, as reported by OTCQB).

As of March 30, 2021,  69,886,849 shares of the Issuer's Common Stock were outstanding.

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

We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore the primary focus of our business plan is the enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.  We currently have patent enforcement actions ongoing in various U.S. district courts against mobile handset providers and providers of smart televisions and other WiFi products and, in certain cases, their chip suppliers for the infringement of several of our RF patents.  We have made significant investments in developing and protecting our technologies, the returns on which are dependent upon the generation of future revenues for realization.

In 2018, we restructured our operations to reduce operating expenses in light of our limited capital resources.  As part of that restructuring, we made significant reductions in our investment in the development and marketing of a consumer distributed WiFi product line marketed under the brand name Milo®.  In early 2019, we ceased substantially all ongoing research and development efforts and, where applicable, repurposed resources to support our patent enforcement and product sales and support efforts. We ceased sales of our Milo products in the fourth quarter of 2019 and are currently focused exclusively on our patent enforcement litigation and licensing efforts.

We spent much of 2020 supporting our two patent infringement cases against Qualcomm and others that were scheduled for jury trials in Florida in 2020.  As a result of the COVID-19 pandemic, in 2020, one of those trials was rescheduled for mid-year 2021 and the second was stayed pending the outcome of the first case.  In addition, in 2020, we filed a number of cases in Texas against alleged infringers of our patented technologies.  See “Legal Proceedings” in Note 12 to our consolidated financial statements included in Item 8 for a detailed description of our various patent enforcement actions.

A significant portion of our litigation costs have been funded under a secured contingent payment arrangement with Brickell Key Investments, LP (“Brickell”), contingent arrangements with legal counsel, and various debt and equity financings.  See “Liquidity and Capital Resources” included in Item 7 for a full discussion of our litigation funding arrangements and our equity and debt financings.

Products

We produced and sold consumer WiFi products, under the tradename Milo, from 2017 to 2019.  These products offered a cost-effective networking system to enhance WiFi connectivity by effectively distributing the WiFi signal from existing routers and modems throughout a broader coverage area.  We marketed these products primarily to consumers through Amazon.com and other online outlets, including our own direct-to-consumer online retail site.  We ceased sales of these WiFi products in 2019.

RF Technologies

Our RF technologies enable highly accurate transmission and reception of RF carriers at low power, thereby enabling extended battery life, and certain size, cost, performance, and packaging advantages.

We believe the most significant hurdle to the licensing and/or sale of our technologies and related products is the widespread use of certain of our technologies in infringing products produced by companies with significantly greater financial, technical, sales, and marketing resources.  We believe we can gain adoption and/or secure licensing agreements with unauthorized current users of one or more of our technologies, and therefore compete, based on a solid and defensible patent portfolio and the advantages enabled by our unique circuit architectures.

Patents and Trademarks

We consider our intellectual property, including patents, patent applications, trademarks, and trade secrets to be significant to our business plan.  We have a program to file applications for and obtain patents, copyrights, and trademarks in the U.S. and in selected foreign countries where we believe filing for such protection is appropriate to establish and maintain our proprietary rights in our technology and products.  As of December 31, 2020, we had approximately 86 active U.S. and foreign patents related to our RF technologies.  In addition, we have a number of recently expired patents that we believe continue to have significant economic value as a result of our ability to assert past damages in our patent enforcement actions.  We estimate the economic lives of our patents to be the shorter of fifteen years from issuance or twenty years from the earliest application date.  Our current portfolio of issued patents have expirations ranging from 2021 to 2036.

Employees

As of December 31, 2020, we had seven full-time and two part-time employees.  We also outsource certain specialty services, such as information technology, and utilize contract staff and third-party consultants from time to time to supplement our workforce.  Our employees are not represented by any collective bargaining agreements and we consider our employee relations to be satisfactory.

We have taken measures to protect our workforce in response to the COVID-19 pandemic, including optional remote worksites for all of our employees beginning in April 2020.  Our management, with the oversight of our board of directors, monitors the hiring, retention and management of our employees.

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

Financial and Operating Risks

Our financial condition raises substantial doubt as to our ability to continue as a going concern.

We have had significant losses and negative cash flows in every year since inception, and continue to have an accumulated deficit which, at December 31, 2020, was approximately $421.4 million. Our net losses for the years ended December 31, 2020 and 2019 were approximately $19.6 million and $9.5 million, respectively.  Our independent registered public accounting firm has included in their audit opinion on our consolidated financial statements as of and for the year ended December 31, 2020, a statement with respect to substantial doubt about our ability to continue as a going concern.  Note 2 to our consolidated financial statements included in Item 8 includes a discussion regarding our liquidity and our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.  The substantial doubt as to our ability to continue as a going concern may adversely affect our ability to negotiate reasonable terms with our vendors and may adversely affect our ability to raise additional capital in the future.

We have had a history of losses which may ultimately compromise our ability to implement our business plan and continue in operation.

To date, our technologies and products have not produced revenues sufficient to cover our operating costs. We will continue to make expenditures on patent protection and enforcement and general operations in order to continue our current patent enforcement and licensing efforts. Those efforts may not produce a successful financial outcome in 2021, or at all.  Without a successful financial outcome from one or more of our patent enforcement and licensing efforts, we will not achieve profitability.  Furthermore, our current capital resources may not be sufficient to sustain our operations through 2021.  If we are not able to generate sufficient revenues or obtain sufficient capital resources, we may not be able to implement our business plan or meet our current obligations due within the twelve months after the issuance date of our consolidated financial statements and investors will suffer a loss in their investment. This may also result in a change in our business strategies.

We will need to raise substantial additional capital in the future to fund our operations.  Failure to raise such additional capital may prevent us from implementing our business plan as currently formulated.

Because we have had net losses and, to date, have not generated positive cash flow from operations, we have funded our operating losses primarily from the sale of debt and equity securities, including our secured contingent debt obligation.  Our capital resources include cash and cash equivalents of $1.6 million at December 31, 2020 and proceeds of approximately $5.6 million received during the first quarter of 2021 from various debt and equity transactions, including the exercise of options and warrants.  Although we implemented significant cost reduction measures in 2019 and 2020, our business plan will continue to require expenditures for patent protection and enforcement and general operations. For the years ended December 31, 2020 and 2019, we used $4.8 million and $3.4 million, respectively in cash for operations which was funded primarily through the sale of convertible debt and equity securities. In addition, we used $3.0 million of the proceeds received during the first quarter of 2021 to repay outstanding obligations to one of our litigation firms.  Our current capital resources may not be sufficient to meet our working capital needs for the twelve months after the issuance of our consolidated financial statements and we may require additional capital to fund our operations. Additional capital may be in the form of debt securities, the sale of equity securities, including common or preferred stock, additional litigation funding, or a combination thereof. Failure to raise additional capital may have a material adverse impact on our ability to achieve our business objectives.

Raising additional capital by issuing debt securities or additional equity securities may result in dilution and/or impose covenants or restrictions that create operational limitations or other obligations.

We may require additional capital to fund our operations and meet our current obligations due within the twelve months after the issuance date of our consolidated financial statements.  Financing, if any, may be in the form of debt or sales of equity securities, including common or preferred stock.  Debt instruments or the sale of preferred stock may result in the imposition of operational limitations and other covenants and payment obligations, any of which may be burdensome to us and may have a material adverse impact on our ability to implement our business plan as currently formulated.  The sale of equity securities, including common or preferred stock, may result in dilution to the current stockholders’ ownership and may be limited by the number of shares we have authorized and available for issuance.

We may be obligated to repay outstanding notes at a premium upon the occurrence of an event of default.

We have $1.0 million in secured and unsecured notes payable and $3.9 million in outstanding principal under convertible notes payable at December 31, 2020.  If we fail to comply with the various covenants set forth in each of the notes, including failure to pay principal or interest when due or, under certain notes, consummating a change in control, we could be in default thereunder. Upon an event of default under each of the notes, the interest rate of the notes will increase to 12% per annum and the outstanding principal balance of the notes plus all accrued unpaid interest may be declared immediately payable by the holders. We may not have sufficient available funds to repay the notes upon an event of default, and we cannot provide assurances that we will be able to obtain other financing at terms acceptable to us, or at all.

Our ability to utilize our tax benefits could be substantially limited if we fail to generate sufficient income or if we experience an “ownership change.”

We have cumulative net operating loss carryforwards (“NOLs”) totaling approximately $323.2 million at December 31, 2020, of which $294.1 million is subject to expiration in varying amounts from 2021 to 2037.  Our ability to fully recognize the benefits from those NOLs is dependent upon our ability to generate sufficient income prior to their expiration.  In addition, our NOL carryforwards may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code (“Section 382”).  In general, an ownership change under Section 382 occurs if 5% shareholders increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a relevant lookback period. We have sold a significant number of equity securities over the relevant lookback period which increases the risk of triggering an ownership change under Section 382 from the  future sale of additional equity securities.  An ownership change under Section 382 will significantly limit our ability to utilize our tax benefits.

Our litigation funding arrangements may impair our ability to obtain future financing and/or generate sufficient cash flows to support our future operations.

We have funded much of our cost of litigation through contingent financing arrangements with Brickell and others and contingent fee arrangements with legal counsel.  The repayment obligation to Brickell is secured by the majority of our assets until such time that we have repaid a specified minimum return.  Furthermore, our contingent arrangements will result in reductions in the amount of net proceeds retained by us from litigation, licensing and other patent-related activities.  The contingent fees payable to legal counsel, Brickell and others will consume all of our initial future proceeds up to specified limits and could exceed half of our proceeds thereafter depending on size and timing of proceeds, among other factors. The long-term continuation of our business plan is dependent upon our ability to secure sufficient financing to support our business, and our ability to generate revenues and/or patent related proceeds sufficient to offset expenses and meet our contingent payment obligations.  Failure to generate revenue or other patent-related proceeds sufficient to repay our contingent obligations may impede our ability to obtain additional financing which will have a material adverse effect on our ability to achieve our long-term business objectives.

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

In addition, COVID-19 has negatively impacted the timing of our current patent infringement actions as a result of office closures, travel restrictions and court closures.  For example, our patent infringement trial in Orlando, Florida has been delayed twice due to the impact of COVID-19.  It is possible that further delays in our cases could occur.

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

Because of Mr. Parker’s leadership position in the company, the relationships he has garnered in both the industry in which we operate and the investment community and the key role he plays in our patent litigation strategies, the loss of his services might be seen as an impediment to the execution of our business plan.  If Mr. Parker was no longer available to the company, investors might experience an adverse impact on their investment.  We maintain $5 million in key-employee life insurance for our benefit for Mr. Parker.

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

Risks Relating to our Common Stock

Our outstanding options and warrants may affect the market price and liquidity of the common stock.

At December 31, 2020, we had 58.6 million shares of common stock outstanding and had outstanding options and warrants for the purchase of up to 25.1 million additional shares of common stock, of which approximately 22.3 million were exercisable as of December 31, 2020.  In addition, as described more fully below, holders of convertible notes may elect to receive a substantial number of shares of common stock upon conversion of the notes and we may elect to pay accrued interest on the notes in shares of our common stock.  All of the shares of common stock underlying these securities are or will be registered for sale to the holder or for public resale by the holder.  The amount of common stock reserved for issuance may have an adverse impact on our ability to raise capital and may affect the price and liquidity of our common stock in the public market. In addition, the issuance of these shares of common stock will have a dilutive effect on current stockholders’ ownership.

The conversion of outstanding convertible notes into shares of common stock, and the issuance of common stock by us as payment of accrued interest upon the convertible notes, could materially dilute our current stockholders.

We have an aggregate principal amount of $3.9 million in convertible notes outstanding at December 31, 2020. The notes are convertible into shares of our common stock at fixed conversion prices, which may be less than the market price of our common stock at the time of conversion. If the entire principal were converted into shares of common stock, we would be required to issue an aggregate of up to 23.6 million shares of common stock. If we issue all of these shares, the ownership of our current stockholders will be diluted.

Further, we may elect to pay interest on the notes, at our option, in shares of common stock, at a price equal to the then-market price for our common stock.  To date, we have issued approximately 2.5 million shares of common stock as in-kind interest payments on our convertible notes.  We currently do not believe that we will have the financial ability to make payments on the notes in cash when due. Accordingly, we currently intend to make such payments in shares of our common stock to the greatest extent possible. Such interest payments could further dilute our current stockholders.

The price of our common stock may be subject to substantial volatility.

The trading price of our common stock has been and may continue to be volatile. Between January 1, 2019 and March 19, 2021, the reported high and low sales prices for our common stock ranged between $0.06 and $1.91 per share. The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but are not limited to, developments in outstanding litigation, our performance and prospects, general conditions of the markets in which we compete, and economic and financial conditions, and the impact of COVID-19 on global financial markets. Such volatility could materially and adversely affect the market price of our common stock in future periods.

Our common stock is quoted on OTCQB, an over-the-counter market. There can be no assurance that our common stock will continue to trade on the OTCQB or on another over-the-counter market or securities exchange.

Our common stock began trading on the OTCQB, an over-the-counter market, in August 2018 immediately following delisting from Nasdaq, under the symbol “PRKR”. The over-the-counter market is a significantly more limited market than a nationally-recognized securities exchange such as Nasdaq, and the quotation of our common stock on the over-the-counter market has resulted in a less liquid market available for existing and potential stockholders to trade shares of our common stock. Securities traded in the over-the-counter market generally have less liquidity due to factors such as the reduced number of investors that will consider investing in the securities, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. We are also subject to additional compliance requirements under applicable state laws relating to the issuance of our securities. This could have a long-term adverse effect on our ability to raise capital, which ultimately could adversely affect the market price of our common stock.  We cannot provide any assurances as to if or when we will be in a position to relist our common stock on a nationally-recognized securities exchange.

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

On November 17, 2005, as amended on November 20, 2015 and November 20, 2020, our board of directors adopted a shareholder protection rights plan which called for the issuance, on November 29, 2005, as a dividend, of rights to acquire fractional shares of preferred stock.  The rights are attached to the shares of common stock and transfer with them.  In the future, the rights may become exchangeable for shares of preferred stock with various provisions that may discourage a takeover bid.  Additionally, the rights have what are known as “flip-in” and “flip-over” provisions that could make any acquisition of the company more costly.  The principal objective of the plan is to cause someone interested in acquiring the company to negotiate with the board of directors rather than launch an unsolicited bid.  This plan may limit, prevent, or discourage a takeover offer that some shareholders may find more advantageous than a negotiated transaction.  A negotiated transaction may not be in the best interests of the shareholders.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Until the expiration of our lease in October 2020, our headquarters were located in a 3,000 square foot leased facility in Jacksonville, Florida.    Beginning in November 2020, we reverted to remote worksites for all of our employees in light of the pandemic.  We believe a remote work environment is currently suitable for the conduct of our business.  We have an additional 7,000 square foot leased facility in Lake Mary, Florida that was primarily for engineering design activities.  We have ceased use of the Lake Mary facility and are attempting to sublease the facility for the remaining lease term.  Refer to Note 8 to our consolidated financial statements included in Item 8 for information regarding our outstanding lease obligations.

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

Holders

As of March 8, 2021, we had approximately 109 holders of record and we believe there are approximately 7,200 beneficial holders of our common stock.

Dividends

We do not currently pay dividends on our common stock and intend to retain our cash and future earnings, if any, to fund our business plan.  The payment of cash dividends in the future will be dependent upon our revenue and earnings, if any, capital requirements and general financial condition.  The payment of any dividends will be within the discretion of our board of directors.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2020.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are in the business of innovating fundamental wireless technologies and products.  We have designed and developed proprietary RF technologies and integrated circuits for use in wireless communication products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the U.S. and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan primarily consists of enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.  We currently have patent enforcement actions ongoing in various U.S. district courts against providers of mobile handsets, smart televisions and other WiFi products and, in certain cases, their chip suppliers for the infringement of a number of our RF patents.  We have made significant investments in developing and protecting our technologies, the returns on which are dependent upon the generation of future revenues for realization.

In 2018, we restructured our operations to reduce operating expenses.  As part of that restructuring, we made significant reductions in our investment in the development and marketing of a consumer distributed WiFi product line marketed under the brand name Milo®.  Our cost reduction measures included the closure of our engineering design center in Lake Mary, Florida and a reduction in executive and management salaries.  In early 2019, we ceased substantially all ongoing research and development efforts and, where applicable, repurposed resources to support our patent enforcement and product sales and support efforts. We ceased sales of our Milo products in the fourth quarter of 2019 and are currently focused exclusively on our patent enforcement litigation and licensing efforts.

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

Recent Developments

Equity and Debt Financings

In January 2021, we received aggregate proceeds of approximately $1.0 million from the sale of common stock to accredited investors at a price of $0.35 per share.  The securities purchase agreements include contingent payment rights identical to the unsecured contingent payment obligations incurred in 2020 (see “Contingent Payment Obligations” included under Financial Condition).  Approximately $0.4 million in proceeds for this transaction was received as of December 31, 2020 and recorded as an accrued liability until the consummation of the transaction.    We entered into registration rights agreements with the investors pursuant to which we will register the shares.  We have committed to file the registration statement by April 15, 2021 and to cause the registration statement to become effective by June 30, 2021. The registration rights agreements provide for liquidated damages upon the occurrence of certain events including failure by us to file the registration statement or cause it to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription upon the occurrence of the event, and monthly thereafter, up to a maximum of 6%, or approximately $0.06 million.

In March 2021, we received aggregate proceeds of approximately $4.2 million from the sale of common stock and warrants to accredited investors at a price of $1.29 per share of common stock.   The warrants have an exercise price of $1.75 and expire in March 2026.  We entered into registration rights agreements with the investors pursuant to which we will register the shares.  We have committed to file the registration statement within 30 days and to cause the registration statement to become effective within 90 days. The registration rights agreements provide for liquidated damages upon the occurrence of certain events including failure by us to file the registration statement or cause it to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription upon the occurrence of the event, and monthly thereafter, up to a maximum of 6%, or approximately $0.25 million.  The majority of the proceeds from this transaction were used to satisfy our obligations to Mintz (see “Mintz Agreement” below).

Share Based Compensation Arrangements

On January 11, 2021, the Board amended the 2019 Long-Term Incentive Plan to increase the number of shares of common stock reserved for issuance under the 2019 Plan from 12 million to 27 million shares.

The Board also approved grants, under the 2019 Plan, of two-year options, with an exercise price of $0.54 per share, vesting in 8 equal quarterly installments commencing on March 31, 2021 and expiring on

January 11, 2026. The grants under the 2019 Plan included an option to purchase 8,000,000 shares granted to Jeffrey Parker, an option to purchase 1,000,000 shares granted to Cynthia French, an option to purchase 380,000 shares to each of the three non-employee directors, and options to purchase an aggregate of 2,900,000 shares granted to other key employees.

On January 25, 2021, we amended our business consulting and retention agreement with Chelsea to increase the compensation for services over the remaining term and to extend the term of the agreement through February 2024.  As consideration for the amended agreement, we issued 500,000 shares of unregistered common stock in exchange for a nonrefundable retainer for services valued at approximately $0.33 million.  The value of the stock issued is being recognized as consulting expense over the term of the agreement.

On March 9, 2021, we granted approximately 32,000 shares under our 2019 Long-Term Incentive Plan to a consultant for business communications services over a one-year term valued at approximately $0.05 million.

Warrant and Option Exercises

During the three months ended March 31, 2021, we received aggregate proceeds of $0.  4 million from the exercise of outstanding options and warrants at an average exercise price of $0.16 per share.

Mintz Agreement

As of December 31, 2020, we had approximately $3.1 million in accounts payable to Mintz and an outstanding balance of approximately $0.03 million on a secured note payable to Mintz for legal fees and expenses.  In addition, we had approximately $3.6 million in disputed legal fees and expenses billed by Mintz that we treated as a loss contingency that was not probable as of December 31, 2020 and 2019 and accordingly, for which we recognized no expense in the consolidated financial statements.  In March 2021, we entered into an agreement with Mintz to satisfy our outstanding obligations and reduce any future contingency fees payable to Mintz.  On March 29, 2021, we paid Mintz a lump-sum payment of $3.0 million in satisfaction of our outstanding obligations to Mintz including the Mintz note, our accounts payable to Mintz, and all disputed and unrecorded billings.  Mintz waived all past defaults on the Mintz note and agreed to a significant reduction in future success fees payable to Mintz from patent-related proceeds.

Legal Proceedings

On March 26, 2021, the district court in the Middle District of Florida, Orlando Division, issued an order that, among other things, postponed our trial date in ParkerVision v. Qualcomm citing backlog due to the pandemic as a factor.  A new trial date has not yet been set but is unlikely to be scheduled prior to November or December 2021 according to the court.

Liquidity and Capital Resources

We have incurred significant losses from operations and negative cash flows in every year since inception, largely as a result of our significant investments in developing and protecting our intellectual property.  For the year ended December 31, 2020, we incurred a net loss of approximately $19.6 million and negative cash flows from operations of approximately $4.8 million.  At December 31, 2020, we had a working capital deficit of approximately $3.8 million and an accumulated deficit of approximately $421.4 million.  Our independent registered public accounting firm has included in their audit report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  See Note 2 to our consolidated financial statements included in Item 8 for a discussion of our liquidity and our ability to continue as a going concern.

Our working capital deficit is primarily the result of approximately $4.1 million in accounts payable related to outstanding litigation fees and expenses.  Our working capital improved by $1.7 million from 2019 to 2020, primarily as the result of the increase in our cash and cash equivalents from debt and equity financings. Our use of cash for operations increased 42%, from $3.4 million in 2019 to $4.8 million in 2020.  This increase is primarily the result of increased legal expenses associated with our patent enforcement efforts.  Our operations in 2020 were primarily funded through approximately $6.0 million in proceeds from debt and equity financings, as well as $1.6 million received from the exercise of warrants.  Comparatively, we received net proceeds of approximately $3.1 million from debt financings in 2019.  We used $1.3 million and $1.2 million in cash to repay outstanding debt obligations in 2020 and 2019, respectively. These debt repayments were primarily related to a secured note payable with Mintz which had an outstanding balance of $0.03 million at December 31, 2020 and was repaid in full in the first quarter of 2021.

At December 31, 2020, we had approximately $0.19 million in current debt obligations, including $0.07 million related to a Paycheck Protection Program loan, which we believe will be forgiven, based on the program criteria.  This represents a decrease of $1.3 million from our current debt obligations at December 31, 2019.  The decrease in our current debt repayment obligations is primarily the result of $1.2 million in repayments made on the Mintz note in 2020.

We had cash and cash equivalents of approximately $1.6 million at December 31, 2020.  We received an additional $5.6 million in proceeds from debt and equity financings and warrant and option exercises in the first quarter of 2021, of which $3.0 million was used to settle outstanding accounts and notes payable for litigation costs.  Our remaining capital resources will be used to fund our current obligations and ongoing operating costs; however these resources may not be sufficient to meet our liquidity needs for the next twelve months and we may be required to seek additional capital.

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

Significant portions of our litigation costs to date have been funded by contingent payment arrangements with legal counsel.  Fee discounts offered by legal counsel in exchange for contingent payments upon successful outcome in our litigation are not recognized in expense until such time that the related proceeds on which the contingent fees are payable are considered probable.  Contingent fees vary based on each firm’s specific fee agreement.  We currently have contingent fee arrangements in place for all of our active cases.

In addition to contingent fee arrangements with legal counsel, we have a contingent repayment obligation to Brickell that was recorded at its estimated fair value of $33.1 million at December 31, 2020.  Brickell is entitled to a  priority, prorated payment of up to 100% of proceeds received by us from funded patent-related actions up to a specified minimum return.  Brickell’s minimum return is determined as a multiple of the outstanding funded amount that increases over time.  The estimated minimum return due to Brickell if repaid in full at December 31, 2020 is approximately $42 million, an increase of approximately $3 million, or 8%, from the minimum return that would have been due to Brickell as of December 31, 2019.  In addition, in 2020 we incurred unsecured contingent payment obligations in connection with various financings.  These unsecured contingent payment obligations are recorded at an aggregate estimated fair value of $5.2 million, with a maximum payment obligation of $9.7 million at December 31, 2020.

Although current working capital will not be used to repay our contingent arrangements,  based on our current outstanding legal proceedings, funding arrangements and contingent payment arrangements,  we estimate that up to 100% of our initial future proceeds will be used to repay contingent payment arrangements until Brickell’s minimum return has been met.  After repayment of Brickell’s minimum return, we estimate that 45% to 65% of estimated future proceeds from current actions could be payable to others, depending on the proceeding and the nature, amount and timing of proceeds, among other factors.

Patent enforcement litigation is costly and time-consuming and the outcome is difficult to predict.  We expect to continue to invest in the support of our patent enforcement and licensing programs.  We expect that revenue generated from patent enforcement actions and/or technology licenses in 2021, if any, after deduction of payment obligations to Brickell and legal counsel, may not be sufficient to cover our operating expenses.  In the event we do not generate revenues, or other patent-related proceeds, sufficient to cover our operational costs and contingent repayment obligation, we will be required to raise additional working capital through the sale of equity securities or other financing arrangements.

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

Financial Condition

Intangible Assets

We consider our intellectual property, including patents, patent applications, trademarks, copyrights and trade secrets to be significant to our business.  Our intangible assets are pledged as security for our secured contingent payment obligation with Brickell and our secured note payable with our litigation counsel.  The net book value of our intangible assets was approximately $2.2 million and $2.9 million as of December 31, 2020 and 2019, respectively.  These assets are amortized using the straight-line method over their estimated period of benefit, generally fifteen to twenty years.  The decrease in the carrying value of our intangible assets is primarily the result of $0.4 million in patent amortization expense recognized in 2020 as our portfolio matures and a $0.3 million loss on abandonment of certain patents and patent applications.  Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists.  As part of our ongoing patent maintenance program, we may, from time to time, abandon a particular patent if we determine fees to maintain the patent exceed its expected recoverability.  For the years ended December 31, 2020 and 2019, we incurred losses of approximately $0.3 million and $0.4 million, respectively, for the write-off of specific patent assets. These losses are included in operating expenses in the accompanying consolidated statements of comprehensive loss.

Contingent Payment Obligations

We have a secured and unsecured contingent payment obligations recorded at an aggregate estimated fair value of $38.3 million and $26.7 million as of December 31, 2020 and 2019, respectively.  These repayment obligations are contingent upon receipt of proceeds from patent enforcement and other patent monetization actions.  As a result, we have elected to account for these contingent payment obligations at their estimated fair values which are subject to significant estimates and assumptions as discussed in “Critical Accounting Policies” below.     Refer to Note 10 to our consolidated financial statements

included in Item 8 for a discussion of the fair value measurement of our contingent payment obligation.

Our secured contingent payment obligation is payable to Brickell under a 2016 funding agreement, as amended from time to time.   Brickell has a right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions on a priority basis.  The amount of our obligation varies based on the magnitude, timing and nature of proceeds received by us.

In addition, in 2020, we incurred unsecured contingent payment obligations in connection with various funding arrangements.  The contingent payment obligations are payable from our share of patent-related proceeds after satisfaction of our obligation to Brickell and payment of contingent fees to legal counsel.

The  $11.6 million increase in estimated fair value of our contingent payment obligations from 2019 to 2020 is the result of $3.2 million in new unsecured payment obligations incurred and an $8.4 million increase in the estimated fair value of the contingent obligations.  See “Change in Fair Value of Contingent Obligations” below for a discussion of the increase in fair value.

Notes Payable

As of December 31, 2020, we had approximately $1.0 million in notes payable, including an unsecured promissory note payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party, of approximately $0.8 million, a secured promissory note payable to Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (“Mintz”) of $0.03 million, and a loan from the Paycheck Protection Program (PPP) of approximately $0.2 million.   Failure to comply with the payment terms of each of these notes constitutes an event of default which, if uncured, will result in the entire unpaid principal balance of the note and any unpaid, accrued interest to become immediately due and payable.  In addition, an event of default results in an increase in the interest rate under the SKGF and Mintz notes to a default rate of 12% per annum. We were in default on the payment provisions of the Mintz note since November 2019 and, accordingly, accrued interest at the default rate.  In March 2021, we settled our outstanding obligations with Mintz (as more fully discussed in “Recent Developments”) and Mintz waived all past defaults on the note which has been paid in full.  In addition, in March 2021, we started the application process for forgiveness of the PPP loan.  Based on the PPP loan forgiveness criteria, we anticipate that we will qualify for forgiveness of the entire principal amount of this loan.

Deferred Tax Assets and Related Valuation Allowance

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  As of December 31, 2020, we had net deferred tax assets of approximately $94 million, primarily related to our NOL carryforwards, which were fully offset by a valuation allowance due to the uncertainty related to realization of these assets through future taxable income.  In addition, our ability to benefit from our NOL and other tax credit carryforwards could be limited under Section 382 as more fully discussed in Note 11 to our consolidated financial statements included in Item 8.

Results of Operations for Each of the Years Ended December 31, 2020 and 2019

Revenues and Gross Margins

We reported no licensing revenue for the years ended December 31, 2020 or 2019.  Although we do anticipate licensing revenue and/or settlement gains to result from our licensing and patent enforcement actions, the amount and timing is highly unpredictable and there can be no assurance that we will achieve our anticipated results.

We reported no product revenue during the year ended December 31, 2020 and minimal product revenue for the year ended December 31, 2019, from the sales of our Milo-branded products.  We discontinued sales of Milo products in the fourth quarter of 2019 and recognized an impairment charge for our remaining inventory, resulting in negative gross margins on our product sales.

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

The  $0.3 million decrease in research and development expenses from 2019 to 2020 is primarily the result of $0.2 million in personnel and related costs being repurposed for selling, general and administrative purposes, including litigation support and Milo sales and support as well as a $0.1 million reduction in research and development personnel costs.

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

Our selling, general and administrative expenses were approximately $10.7 million for the year ended December 31, 2020, as compared to approximately $7.6 million for the year ended December 31, 2019, representing an increase of approximately $3.1 million or 41%.  This increase is primarily due to the recognition of $2.2 million in noncash charges upon amendment of equity-related agreements.  In addition, we had a $1.3 million increase in litigation expenses primarily related to preparation of the infringement case against Qualcomm and Apple in Florida in early 2020 and a $0.6 million increase in share-based compensation due to executive and Board equity awards granted in August 2019 and the first quarter of 2020.  These increases were somewhat offset by a decrease of $0.3 million in board compensation expenses due to the reversal of prior board compensation expense upon the settlement of previously accrued board fees in exchange for equity based awards in 2020, a decrease of $0.2 million in rent and related overhead due to the down-sizing of our corporate headquarters in July 2019, and a decrease in depreciation and amortization of $0.3 million resulting from lower cost bases of fixed assets and patents following disposals during 2019 and 2020.

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

For the year ended December 31, 2020, we recorded an increase in the fair value of our secured and unsecured contingent payment obligations of approximately $8.4 million.  The change in fair value estimates are a result of changes in estimated amounts and timing of projected future cash flows primarily due to the passage of time and changes in the probabilities of future cash outflows based on the status of the funded actions.  In addition, in 2020, increases in fair value resulted from the sharp decrease in the risk-free interest rate used in the calculation as a result of the Federal Reserve lowering rates to stimulate economic activity amidst the COVID-19 pandemic.

Critical Accounting Policies

We believe that the following are critical accounting policies and estimates that significantly impact the preparation of our consolidated financial statements:

Contingent Payment Obligations

We have accounted for our secured and unsecured contingent payment obligations as long-term debt.  Our repayment obligations are contingent upon the receipt of proceeds from patent enforcement or other patent monetization actions.  We have elected to measure our contingent payment obligations at their estimated fair values based on the variable and contingent nature of the repayment provisions. We have determined that the fair value of our secured and unsecured contingent payment obligations falls within Level 3 in the fair value hierarchy, which involves significant estimates and assumptions including projected future patent-related proceeds and the risk-adjusted rate for discounting future cash flows.  Actual results could differ from the estimates made. Changes in fair value, including the component related to imputed interest, are included in the consolidated statements of comprehensive loss under the heading “Change in fair value of contingent payment obligations.”  Refer to Note 10 to our consolidated financial statements included in Item 8 for a discussion of the significant estimates and assumptions used in estimated the fair value of our contingent payment obligations.

Accounting for Share-Based Compensation

We calculate the fair value of share-based equity awards to employees, including restricted stock, stock options and restricted stock units (“RSUs”), on the date of grant and recognize the calculated fair value as compensation expense over the requisite service periods of the related awards. The fair value of stock option awards is determined using the Black-Scholes option valuation model that requires the use of highly subjective assumptions and estimates including how long employees will retain their stock options before exercising them and the volatility of our common stock price over the expected life of the equity award.  Changes in these subjective assumptions can materially affect the estimate of fair value of share-based compensation and consequently, the related amount recognized as expense in the consolidated statements of comprehensive loss.

New Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity."  This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP.   Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception.  The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2021 for accelerated filers and for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, for smaller reporting companies.  Early adoption is permitted for fiscal years beginning after December 15, 2020.  The ASU provides for a modified retrospective method of adoption whereby the guidance is applied to transactions outstanding at the beginning of the fiscal year of adoption with the cumulative effect of the change being recorded as an adjustment to beginning retained earnings. We plan to adopt ASU 2020-06 as of January 1, 2021.  Adoption of ASU 2020-06 will result in an increase to our long-term debt of approximately $0.8 million, a decrease in additional paid-in-capital of approximately $1.1 million and an adjustment to our beginning retained deficit of $0.3 million resulting from the elimination of the previously recognized beneficial conversion feature as a debt discount.

Off-Balance Sheet Transactions

As of December 31, 2020, we had outstanding warrants to purchase 12.9 million shares of our common stock.  The estimated grant date fair value of these warrants of approximately $1.7 million is included in shareholders’ deficit in our consolidated balance sheet for the year ended December 31, 2020.  The outstanding warrants have an average exercise price of $0.45 per share and a weighted average remaining life of approximately 3 years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements
Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (for the years ended December 31, 2020 and 2019)	24

FINANCIAL STATEMENTS:
Consolidated Balance Sheets – December 31, 2020 and 2019	26
Consolidated Statements of Comprehensive Loss - for the years ended December 31, 2020 and 2019	27
Consolidated Statements of Shareholders’ Deficit - for the years ended December 31, 2020 and 2019	28
Consolidated Statements of Cash Flows - for the years ended December 31, 2020 and 2019	29
Notes to Consolidated Financial Statements - December 31, 2020 and 2019	30

SUPPLEMENTARY DATA:
Not applicable

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ParkerVision, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ParkerVision, Inc. (the “Company”) and its subsidiary as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive loss, shareholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As a part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

Emphasis of Matter Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to this matter.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of fair value of contingent payment obligations

As disclosed in Note 1 of the Company’s consolidated financial statements, the Company accounts for their secured and unsecured contingent payment obligations as long-term debt. Their payment obligations are contingent upon the receipt of proceeds from patent enforcement and/or patent monetization actions.  The Company has elected to measure their contingent payment obligations at their estimated fair values.  The Company recorded the fair value of their contingent payment obligations at approximately $38,279,000 as of December 31, 2020.

Auditing management’s estimate of the fair value of their contingent payment obligations involved subjective evaluation and high degree of auditor judgement due to significant assumptions involved in estimating the receipt of proceeds from patent enforcement and/or patent monetization actions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  We obtained an understanding and evaluated the design of internal controls that address the risks of material misstatement relating to recording the contingent payment obligations at fair value.  We tested the accuracy and completeness of the underlying data used in calculating the fair value.  We evaluated management’s ability to accurately estimate the assumptions used to develop the fair value of the contingent payment obligations.  We also involved an independent legal firm to assist in evaluating the reasonableness of the assumptions of future litigation outcomes used by the Company in estimating the receipt of proceeds from patent enforcement and/or patent monetization actions.

/s/ MSL, P.A.

We have served as the Company’s auditor since 2019.

Fort Lauderdale, Florida

March 31, 2021

PARKERVISION, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 AND 2019

	2020	2019
CURRENT ASSETS:
Cash and cash equivalents	$1,627	$57
Prepaid expenses	599	505
Other current assets	8	117
Total current assets	2,234	679

Property and equipment, net	30	70
Intangible assets, net	2,170	2,878
Operating lease right-of-use assets	10	283
Other assets, net	12	16
Total assets	$4,456	$3,926

CURRENT LIABILITIES:
Accounts payable	$4,318	$2,328
Accrued expenses:
Salaries and wages	19	78
Professional fees	128	499
Statutory court costs	251	369
Other accrued expenses	936	1,081
Related party note payable, current portion	100	86
Secured note payable, current portion	26	1,222
Unsecured notes payable	65	225
Operating lease liabilities, current portion	146	250
Total current liabilities	5,989	6,138

LONG-TERM LIABILITIES:
Secured contingent payment obligation	33,057	26,651
Unsecured contingent payment obligations	5,222	-
Convertible notes, net	3,018	2,733
Related party note payable, net of current portion	703	793
Operating lease liabilities, net of current portion	159	305
Other long-term liabilities	129	403
Total long-term liabilities	42,288	30,885
Total liabilities	48,277	37,023

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $.01 par value, 140,000 and 110,000 shares authorized, 58,591 and 34,097 issued and outstanding at December 31, 2020 and 2019, respectively	586	341
Additional paid-in capital	376,954	368,345
Accumulated deficit	(421,361)	(401,783)
Total shareholders' deficit	(43,821)	(33,097)
Total liabilities and shareholders' deficit	$4,456	$3,926

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands, except per share amounts)

	2020	2019
Product revenue	$-	$74

Cost of sales - product	-	73
Loss on impairment of inventory	-	6
Gross margin	-	(5)

Research and development expenses	-	334
Selling, general, and administrative expenses	10,664	7,602
Total operating expenses	10,664	7,936

Interest and other income	-	3
Interest and other expense	(547)	(421)
Change in fair value of contingent payment obligations	(8,367)	(1,094)
Total interest and other	(8,914)	(1,512)

Net loss before income tax	(19,578)	(9,453)

Income tax expense	-	-

Net loss	(19,578)	(9,453)

Other comprehensive income, net of tax	-	-

Comprehensive loss	$(19,578)	$(9,453)

Basic and diluted net loss per common share	$(0.42)	$(0.30)

Weighted average common shares outstanding	47,019	31,461

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands)

	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2018	$287	366,695	(392,292)	(25,310)
Cumulative effect of change in accounting principle	-	-	(38)	(38)
Issuance of common stock upon exercise of warrants	29	-	-	29
Issuance of common stock and warrants for services	6	234	-	240
Issuance of convertible debt with beneficial conversion feature	-	550	-	550
Issuance of common stock upon conversion and payment of interest in kind on convertible debt	19	277	-	296
Share-based compensation, net of shares withheld for taxes	-	589	-	589
Net loss for the year	-	-	(9,453)	(9,453)
Balance as of December 31, 2019	341	368,345	(401,783)	(33,097)
Issuance of common stock and warrants in private offerings, net of issuance costs	148	4,618		4,766
Issuance of common stock upon exercise of warrants	45	1,530	-	1,575
Issuance of common stock and warrants for services	7	297	-	304
Issuance of convertible debt with beneficial conversion feature	-	173	-	173
Issuance of common stock upon conversion and payment of interest in kind on convertible debt	15	437	-	452
Issuance of common stock upon conversion of short-term loans and payables	22	318	-	340
Share-based compensation, net of shares withheld for taxes	8	1,236	-	1,244
Net loss for the year	-	-	(19,578)	(19,578)
Balance as of December 31, 2020	$586	$376,954	$(421,361)	$(43,821)

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,578)	$(9,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	632	835
Share-based compensation	1,244	589
Noncash lease expense	61	280
Change in fair value of contingent payment obligation	8,367	1,094
Loss on disposal/impairment of equipment and other assets	487	412
Noncash expense for amendment of equity-related agreements	2,211	-
Inventory impairment charges	-	6
Changes in operating assets and liabilities:
Accounts receivable	-	2
Finished goods inventories	-	81
Prepaid expenses and other assets	292	221
Accounts payable and accrued expenses	1,757	2,790
Operating lease liabilities	(250)	(230)
Total adjustments	14,801	6,080
Net cash used in operating activities	(4,777)	(3,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	2	30
Purchases of property and equipment	(3)	(5)
Payments for patent costs and other intangible assets	-	(18)
Net cash (used in)/provided by investing activities	(1)	7

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and contingent payment rights in private offerings	4,801	-
Net proceeds from exercise of warrants	1,575	29
Net proceeds from debt financings	1,244	3,068
Debt repayments	(1,272)	(1,200)
Principal payments on finance lease obligation	-	(1)
Net cash provided by financing activities	6,348	1,896

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,570	(1,470)
CASH AND CASH EQUIVALENTS, beginning of year	57	1,527
CASH AND CASH EQUIVALENTS, end of year	$1,627	$57

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$61	$4
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 and 2019

1. SIGNIFICANT ACCOUNTING POLICIES

ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH (collectively “ParkerVision”, “we” or the “Company”) is in the business of innovating fundamental wireless hardware technologies and products.  We have determined that our business currently operates under a single operating and reportable segment.

We have designed and developed proprietary radio frequency (“RF”) technologies and integrated circuits for use in wireless communication products.  We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others, and therefore the primary focus of our business plan is the enforcement of our intellectual property rights through patent infringement litigation and licensing efforts.  We currently have patent enforcement actions ongoing in various U.S. district courts against providers of mobile handsets, smart televisions and other WiFi products and, in certain cases, their chip suppliers for the infringement of a number of our RF patents.  We have made significant investments in developing and protecting our technologies, the returns on which are dependent upon the generation of future revenues for realization.

In 2018, we restructured our operations to reduce operating expenses.  As part of that restructuring, we made significant reductions in our investment in the development and marketing of a consumer distributed WiFi product line marketed under the brand name Milo®.  In early 2019, we ceased substantially all ongoing research and development efforts and, where applicable, repurposed resources to support our patent enforcement and product sales and support efforts. We ceased sales of our Milo products in the fourth quarter of 2019 and are currently focused exclusively on our patent enforcement litigation and licensing efforts.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The more significant estimates made by us include projected future cash flows and risk-adjusted discount rates for estimating the fair value of our contingent payment obligations, the volatility and estimated lives of share-based awards used in the estimate of the fair market value of share-based compensation, the assessment of recoverability of long-lived assets, the amortization periods for intangible and long-lived assets, and the valuation allowance for deferred taxes.  Actual results could differ from the estimates made.  We periodically evaluate estimates used in the preparation of the financial statements for continued reasonableness.  Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

Cash and Cash Equivalents

We consider cash and cash equivalents to include cash on hand, interest-bearing deposits, overnight repurchase agreements and investments with original maturities of three months or less when purchased.

Inventory

Inventory is stated at the lower of actual cost, as determined under the first-in, first-out method, or estimated net realizable value.  We review our inventory for estimated obsolescence or unmarketable inventory and write down inventory for the difference between cost and estimated market value based upon assumptions about future demand.  Future demand is affected by market conditions, technological obsolescence, new products and strategic plans, each of which is subject to change.  Due to the decision to discontinue Milo product sales in the fourth quarter of 2019, a full reserve was recorded against the remaining inventory on hand at December 31, 2019.  All remaining inventory was disposed of during the year ended December 31, 2020.

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

Intangible Assets

We capitalize outside legal costs and agency filing fees incurred in connection with securing the rights to our intellectual property.  Patents, copyrights and other intangible assets are amortized using the straight-line method over their estimated period of benefit.  We estimate the economic lives of our patents and copyrights to be fifteen to twenty years.  Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists.  As part of our ongoing patent maintenance program, we will, from time to time, abandon a particular patent if we determine fees to maintain the patent exceed its expected recoverability. The cost and accumulated amortization of abandoned intangible assets are removed from their respective accounts, and any resulting net loss is recognized in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

Contingent Payment Obligations

We have accounted for our secured and unsecured contingent payment obligations as long-term debt in accordance with Accounting Standards Codification (“ASC”) 470-10-25, “Sales of Future Revenues or Various other Measures of Income.” Our payment obligations are contingent upon the receipt of proceeds from patent enforcement and/or patent monetization actions.  We have elected to measure our contingent payment obligations at their estimated fair values in accordance with ASC 825, “Financial Instruments” based on the variable and contingent nature of the repayment provisions. We have determined that the fair value of our secured and unsecured contingent payment obligations falls within Level 3 in the fair value hierarchy, which involves significant estimates, and assumptions including projected future patent-related proceeds and the risk-adjusted rate for discounting future cash flows (see Note 10).  Actual results could differ from the estimates made. Changes in fair value, including the component related to imputed interest, are included in the accompanying consolidated statements of comprehensive loss under the heading “Change in fair value of contingent payment obligations.”

Leases

We adopted ASC 842, “Leases” as of January 1, 2019 which requires the recognition of lease right-of-use (“ROU”) assets and lease liabilities on our consolidated balance sheets for finance and operating leases with initial lease terms of more than 12 months. We elected to use the effective date as the initial application date.  ASC 842 provides a number of practical expedients in transition and we elected the package of practical expedients which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and treatment of initial direct costs.  The adoption of this new standard resulted in the recognition of operating lease ROU assets and operating lease liabilities of approximately $0.56 million and $0.60 million, respectively, primarily related to our facilities leases.  Refer to Note 8 for additional disclosures related to our leases.

At inception of a lease, we determine if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. Some of our lease arrangements contain lease components (e.g. minimum rent payments) and non-lease components (e.g. services). For certain equipment leases, we account for lease and non-lease components separately based on a relative fair market value basis. For all other leases, we account for the lease and non-lease components (e.g. common area maintenance) on a combined basis.

For operating leases with terms greater than 12 months, we record the ROU asset and lease obligation at the present value of lease payments over the term using the implicit interest rate, when readily available, or our incremental borrowing rate for collateralized debt based on information available at the lease commencement date.  Certain of our leases include rental escalation clauses, renewal options and/or termination options that are factored into our determination of lease payments when it is reasonably certain that the option will be exercised.  We do not recognize ROU assets and lease liabilities for leases with terms at inception of twelve months or less.

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

Convertible Debt

We have issued debt that is convertible, at the holder’s option, into shares of our common stock at fixed conversion prices.  Certain of the convertible notes were issued with conversion prices that were below market value of our common stock on the closing date resulting in a beneficial conversion feature which we recorded to equity with a corresponding discount to the debt.  The discount is amortized over the life of the notes as interest expense.

In August 2020, the Financial Accounting Standards Board issued ASU 2020-06 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity."  This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP.  Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features.  The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception.  The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas.  The ASU is effective for fiscal years beginning after December 15, 2021 for accelerated filers and for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, for smaller reporting companies.  Early adoption is permitted for fiscal years beginning after December 15, 2020.  The ASU provides for a modified retrospective method of adoption whereby the guidance is applied to transactions outstanding at the beginning of the fiscal year of adoption with the cumulative effect of the change being recorded as an adjustment to beginning retained earnings.

We plan to adopt ASU 2020-06, using the modified retrospective method, as of January 1, 2021.  Adoption of ASU 2020-06 will result in an increase to our long-term debt of approximately $0.8 million, a decrease in additional paid-in-capital of approximately $1.1 million, and an adjustment to our beginning retained deficit of $0.3 million resulting from the elimination of the previously recognized beneficial conversion feature as a debt discount.

Revenue Recognition

We account for revenue under ASC 606, “Revenue from Contracts with Customers” which implements a common revenue standard that clarifies the principles for recognizing revenue.  This revenue recognition model provides a five-step analysis in determining when and how revenue is recognized.

We expect to derive future revenue from licensing of our intellectual property and settlements from patent infringement disputes.  The timing of revenue recognition and the amount of revenue recognized depends upon a variety of factors, including the specific terms of each arrangement and the nature of our deliverables and obligations.  In general, we recognize revenue when the performance obligations to our customers have been met.  The consideration received from patent license and settlement agreements is allocated to the various elements of the arrangement to the extent the revenue recognition differs between the elements of the arrangement.  Elements related to past and future royalties as well as elements related to settlement will be recorded as revenue in our consolidated statements of comprehensive loss when our performance obligations related to each element have been met.

For the year ended December 31, 2019, we recognized revenue from the sale of products.  For product sales, the performance obligation is generally met at the time product is delivered to the customer.  Estimated product returns are deducted from revenue and recorded as a liability.  Revenue from the sale of our products includes shipping and handling charged to the customer.  Product revenue is recorded net of sales tax collected from customers, discounts, and actual and estimated future returns.

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

As of January 1, 2019, we adopted ASU 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." The amendments in this update simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. At the time of adoption, we did not have any awards to nonemployees that would require reassessment and therefore the adoption of ASU 2018-07 did not impact our consolidated financial statements.

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

The number of shares underlying outstanding options, warrants, unvested RSUs, and convertible notes at December 31, 2020 and 2019 were as follows (in thousands):

	2020	2019
Options outstanding	12,240	11,410
Warrants outstanding	12,850	12,150
Unvested RSUs	187	-
Shares underlying convertible notes	23,557	20,846
	48,834	44,406

These potential shares were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

2. LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements as of and for the year ended December 31, 2020 were prepared assuming we will continue as a going concern, which contemplates that we will continue in operation and will be able to realize our assets and settle our liabilities and commitments in the normal course of business for a period of at least one year from the issuance date of these consolidated financial statements.  These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should we be unable to continue as a going concern.

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sales of our equity and equity-linked securities and our contingent funding arrangements with third-parties to fund our operations, including our litigation costs.  For the year ended December 31, 2020, we incurred a net loss of approximately $19.6 million and negative cash flows from operations of approximately $4.8 million.  At December 31, 2020, we had a working capital deficit of approximately $3.8 million and an accumulated deficit of approximately $421.4 million.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year after the issuance date of these consolidated financial statements.

We had cash and cash equivalents of approximately $1.6 million at December 31, 2020.  We received an additional $5.6 million in proceeds from debt and equity financings and warrant and option exercises in the first quarter of 2021, of which $3.0 million was used to settle outstanding accounts and notes payable for litigation costs (see Note 17).  Our remaining capital resources will be used to fund our current obligations and ongoing operating costs; however these resources may not be sufficient to meet our liquidity needs for the next twelve months and we may be required to seek additional capital.

Our business plan is currently focused solely on our patent enforcement and technology licensing objectives.  The timing and amount of proceeds from our patent enforcement actions are difficult to predict and there can be no assurance we will receive any proceeds from these enforcement actions.

Our ability to meet our liquidity needs for the twelve months after the issuance date of these financial statements is dependent upon one or more of (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations and (ii) our ability to raise additional capital from the sale of debt or equity securities or other financing arrangements.  We anticipate that we will continue to invest in patent protection, licensing, and enforcement of our wireless technologies.  We expect that revenue generated from patent enforcement actions, and technology licenses over the twelve months after the issuance date of these financial statements, if any, after deduction of payment obligations to our third-party litigation funder and legal counsel, may not be sufficient to cover our operating expenses. In the event we do not generate revenues, or other patent-asset proceeds, sufficient to cover our operational costs and contingent repayment obligation, we will be required to raise additional working capital through the sale of equity securities or other financing arrangements.

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

3. INVENTORIES

As of December 31, 2019, we had $0.55 million in finished goods inventories that were fully offset by an inventory reserve.  All of our remaining inventories were disposed of in 2020.

The following table provides a reconciliation of our inventory reserves for the years ended December 31, 2020 and 2019, respectively (in thousands):

	2020	2019
Inventory reserves at beginning of year	$550	$982
Impairment charges	-	6
Write down of impaired inventories	-	(438)
Disposal of inventory	(550)	-
Inventory reserves at end of year	$-	$550

4. PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2020 and 2019 (in thousands):

	2020	2019
Prepaid services	$408	$221
Prepaid bonds for German statutory costs	142	188
Prepaid insurance	21	62
Prepaid licenses, software tools and support	11	17
Other prepaid expenses	17	17
	$599	$505

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, at cost, consisted of the following at December 31, 2020 and 2019 (in thousands):

	2020	2019
Equipment and software	$218	$260
Leasehold improvements	19	33
Furniture and fixtures	30	43
	267	336
Less accumulated depreciation	(237)	(266)
	$30	$70

Depreciation expense related to property and equipment was approximately $0.03 million and $0.04 million in 2020 and 2019, respectively.

In connection with the relocation of our corporate headquarters in July 2019 and October 2020, we disposed of a number of assets that were no longer in use.  For the years ended December 31, 2020 and 2019, we recorded a loss on disposal of fixed assets of approximately $0.02 million and $0.01 million, respectively.

In connection with the closure of our Lake Mary facility in 2018, we reclassified equipment with a net book value of approximately $0.07 million to assets held for sale.  We contracted with a third party for the consignment sale of these assets and completed sales for several assets in 2019.  For the year ended December 31, 2019, we recognized a net loss of approximately $0.04 million on the sale and/or impairment of assets held for sale.  The gains and losses on the sale or impairment of held for sale assets is included in selling, general and administrative expenses in the accompanying statements of comprehensive loss.

6. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2020 and 2019 (in thousands):

	2020	2019

Patents and copyrights	$14,948	$16,612
Less accumulated amortization	(12,778)	(13,734)
	$2,170	$2,878

Amortization expense for each of the years ended December 31, 2020 and 2019 was approximately $0.4 million and $0.6 million, respectively.  For the years ended December 31, 2020 and 2019, we recorded losses on the disposal of intangible assets of approximately $0.3 million and $0.4 million, respectively.

Future estimated amortization expense for intangible assets that have remaining unamortized amounts as of December 31, 2020 is as follows (in thousands):

2021	$358
2022	321
2023	283
2024	270
2025	231
2026 and thereafter	707
Total	$2,170

7. ACCRUED LIABILITIES

Other accrued expenses consisted of the following at December 31, 2020 and 2019 (in thousands):

	2020	2019
Advances	$882	$500
Board compensation	-	413
Other accrued expenses	54	168
	$936	$1,081

Advances include amounts received from litigation counsel as advanced reimbursement of out-of-pocket expenses expected to be incurred by us and, at December 31, 2020, includes approximately $0.4 million received from investors for the purchase of equity securities in a January 2021 transaction (see Note 17).

Board compensation of $0.4 million at December 31, 2019 represents accrued and unpaid board fees from prior periods.  In 2020, current and prior board members agreed to accept share-based compensation awards with an aggregate grant-date fair value of approximately $0.1 million as partial payment for the outstanding fees and waived the remaining unpaid fees.

8. LEASES

We lease our office and other facilities and certain office equipment under long-term, non-cancelable operating and finance leases.  No new finance or operating leases commenced during the years ended December 31, 2020 or 2019.  During the year ended December 31, 2020, we recognized an impairment loss of approximately $0.2 million on the ROU asset related to our Lake Mary office lease.  We ceased use of this facility in 2018 as part of a restructuring of our operations.  The value of our ROU asset included estimated future sublease income.  Due to a number of factors, including the high vacancy rate of the building in which the space is located and the current COVID-19 environment, we determined securing a sublease for the space would be unlikely.  The impairment loss recognized in 2020 represented the remaining carrying value of the asset and is included in selling, general, and administrative expenses in our consolidated statements of comprehensive loss.

Lease expense for operating leases is generally recognized on a straight-line basis over the lease term and is included in operating expenses on the consolidated statement of comprehensive loss.  We recognized operating lease costs of $0.1 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively.

Supplemental Cash Flow Information

The following table summarizes the supplemental cash flow information related to leases, including the ROU assets recognized upon adoption of the new lease standard (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$315	$314
Operating cash flows from finance leases	-	-
Financing cash flows from finance leases	-	1

Non-cash activity
Right-of-use assets obtained in exchange for operating lease liabilities	-	563
Assets obtained in exchange for finance lease liabilities	-	-

Other Information

The table below summarizes other supplemental information related to leases:

	December 31,	December 31,
	2020	2019
Weighted-average remaining lease term (in years):
Operating leases	1.7	2.7
Finance leases	-	0.3
Weighted average discount rate
Operating leases (1)	12.1%	12.0%
Finance leases	-	8.7%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

Undiscounted Cash Flows

The future maturities of lease liabilities consist of the following as of December 31, 2020 (in thousands):

	Operating Leases	Finance Leases
2021	$175	$-
2022	166	-
2023	4	-
Thereafter	-	-
Total undiscounted lease payments	345	-
Less: imputed interest	(40)	-
Present value of lease liabilities	305	-
Less: current obligations under leases	(146)	-
Long-term lease obligations	$159	$-

9. LONG-TERM DEBT

Notes Payable

Note Payable to a Related Party

We have an unsecured promissory note payable of $0.8 million to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party (see Note 15), for outstanding unpaid fees for legal services.  The note, as amended, accrues interest at 4% per annum and provides for monthly payments of principal and interest of $10,000 with a final balloon payment of approximately $0.68 million due at the maturity date of April 30, 2022.   We are currently in compliance with all the terms of the note, as amended.  For the years ended December 31, 2020 and 2019, we recognized interest expense of approximately $0.03 million and $0.04 million, respectively, related to this note.

Unsecured Notes Payable

Unsecured notes payable at December 31, 2020 represents the current portion of our Paycheck Protection Program loan, as described more fully below.  Unsecured notes payable at December 31, 2019 represents the outstanding principal balance of unsecured short-term promissory notes with accredited investors. The short-term promissory notes, as amended, accrued interest at a rate of 20% per annum.  During the year ended December 31, 2020, we issued an aggregate of 1,740,426 shares of our common stock as an in-kind repayment of the $0.23 million in outstanding principal and $0.04 million of accrued interest on these short-term notes.  For the years ended December 31, 2020 and 2019, we recognized interest expense of approximately $0.01 million and $0.03 million, respectively, related to these short-term notes.

Paycheck Protection Program Loan

In May 2020, we received approximately $0.2 million in proceeds from an approved loan under the Paycheck Protection Program.  Interest accrues on the outstanding principal balance at a rate of 1%, computed on a simple interest basis.  The loan principal and accrued interest are expected to be eligible for forgiveness in accordance with the loan provisions.  Payments of principal and interest are deferred until the date a decision on an application for forgiveness is made.  If no application is submitted, we will be required to make monthly repayments of approximately $8,000 per month commencing May 1, 2021 and the loan will mature on May 3, 2022, at which time any unpaid principal and accrued interest will be due and payable.  We began the application process for loan forgiveness in March 2021.  The estimated current and noncurrent portions of this loan are included in the captions “Unsecured notes payable” and “Other long-term liabilities” in the consolidated balance sheet as of December 31, 2020.

Other long-term liabilities at December 31, 2019 represents an advance payment from a potential litigation funder.  This liability was reclassified as an unsecured contingent payment obligation in 2020 (see “unsecured contingent payment obligation” below).

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

We were in default on the payment terms of the note at December 31, 2019, and accordingly, we accrued interest at the default rate of 12% per annum.  During the year ended December 31, 2020, we repaid $1.2 million of outstanding principal and interest on the Mintz note, leaving an outstanding balance of accrued default interest, at December 31, 2020 of approximately $0.03 million.  In March 2021, we settled our outstanding obligations with Mintz (see Note 17) and Mintz waived all past defaults on the note which has been paid in full.

At December 31, 2020, the aggregate maturities of our notes payable are as follows (in thousands):

2021	$191
2022	832
Total	$1,023

The estimated fair value of our notes payable at December 31, 2020 is approximately $0.9 million based on a risk-adjusted discount rate.

Convertible Notes

Our convertible notes represent five-year promissory notes that are convertible, at the holders’ option, into shares of our common stock at fixed conversion prices. Interest payments are made on a quarterly basis and are payable, at our option and subject to certain equity conditions, in either cash, shares of our common stock, or a combination thereof. To date, all interest payments on the convertible notes have been made in shares of our common stock.  We have recognized the convertible notes as debt in our consolidated financial statements.  The fixed conversion prices of certain of the notes were below the market value of our common stock on the closing date resulting in the recognition of a beneficial conversion feature that is recorded as a discount on the convertible notes with a corresponding increase to additional paid in capital.

Convertible notes payable at December 31, 2020 and 2019, consist of the following (in thousands):

	Fixed	Effective
	Conversion	Interest		December 31,
Description	Rate	Rate 1	Maturity Date	2020	2019
Convertible notes dated September 10, 2018	$0.40	23.4%	September 7, 2023	$600	$700
Convertible notes dated September 19, 2018	$0.57	10.2%	September 19, 2023	425	425
Convertible notes dated February/March 2019	$0.25	8.0%	February 28, 2024 to March 13, 2024	1,300	1,300
Convertible notes dated June/July 2019	$0.10	8.0%	June 7, 2024 to July 15, 2024	340	390
Convertible notes dated July 18, 2019	$0.08	46.1%	July 18, 2024	700	700
Convertible notes dated September 13, 2019	$0.10	25.9%	September 13, 2024	50	50
Convertible notes dated January 8, 2020	$0.13	20.3%	January 8, 2025	450	-
Total principal balance				3,865	3,565
Less unamortized discount				847	832
				$3,018	$2,733

1  The effective interest rate differs from the stated rate of interest on the notes as a result of beneficial conversion features recognized as discounts on the debt.

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

For the years ended December 31, 2020 and 2019, we sold five-year convertible promissory notes with an aggregate face value of $0.45 million and $2.44 million, respectively and recorded debt discounts in an amount equal to the beneficial conversion features on these notes of approximately $0.17 million and $0.55 million, respectively.  For the year ended December 31, 2020, convertible notes with a face value of $0.15 million were converted by the holders into 750,000 shares of our common stock at an average conversion price of $0.20.    For the year ended December 31, 2019, convertible notes with a face value of $0.1 million were converted by the holders into 250,000 shares of our common stock at a fixed conversion price of $0.40.    At the holders’ option, subject to ownership limitations, the convertible notes outstanding at December 31, 2020 could be converted into an aggregate of approximately 23.6 million shares of our common stock based on the fixed conversion prices.

For the years ended December 31, 2020 and 2019, we recognized interest expense of approximately $0.47 million and $0.32 million, respectively, including approximately $0.17 million and $0.12 million, respectively, related to amortization of the discount and $0.3 million and $0.2 million, respectively, related to the contractual interest which we elected to pay in shares of our common stock.  For the years ended December 31, 2020 and 2019, we issued approximately 710,000 and 1,600,000 shares of our common stock, respectively, as interest-in-kind payments on our convertible notes.  The unamortized discount on the convertible notes will be eliminated upon our adoption of ASU 2020-06 as of January 1, 2021 (see Note 1).

All of the shares underlying our convertible notes, including shares reserved for future in-kind interest payments on the notes, have been registered for resale.

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation measured at estimated fair market value for the years ended December 31, 2020 and 2019, respectively (in thousands).

	2020	2019
Secured contingent payment obligation, beginning of year	$26,651	$25,557
Change in fair value	6,406	1,094
Secured contingent payment obligation, end of year	$33,057	$26,651

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to Brickell Key Investments, LP (“Brickell”) under a February 2016 funding agreement, as amended from time to time (the “CPIA”).  To date, we have received aggregate proceeds of $18 million in exchange for Brickell’s right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions.  No proceeds were received from Brickell in 2019 or 2020.  To date, we have repaid an aggregate of $3.3 million under the CPIA from patent license and settlement proceeds.

Brickell is entitled to priority payment of 55% to 100% of proceeds received from all patent-related actions until such time that Brickell has been paid its minimum return.  The minimum return is determined as a multiple of the funded amount that increases over time.  The estimated minimum return due to Brickell was approximately $42 million and $39 million as of December 31, 2020 and 2019, respectively.  In addition, Brickell is entitled to a pro rata portion of proceeds from specified legal actions to the extent aggregate proceeds from those actions exceed the minimum return.

Brickell holds a senior security interest in the majority of our assets until such time as the specified minimum return is paid, in which case, the security interest will be released except with respect to the patents and proceeds related to specific legal actions.  The security interest is enforceable by Brickell in the event that we are in default under the agreement which would occur if (i) we fail, after notice, to pay proceeds to Brickell, (ii) we become insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to us, (iii) our creditors commence actions against us (which are not subsequently discharged) that affect our material assets, (iv) we, without Brickell’s consent, incur indebtedness other than immaterial ordinary course indebtedness, or (v) there is an uncured non-

compliance of our obligations or misrepresentations under the agreement.  As of December 31, 2020, we are in compliance with our obligations under this agreement.

In addition, in the event of a change in control of the Company, Brickell has the right to be paid its return as defined under the CPIA based on the transaction price for the change in control event.

We have elected to measure our secured contingent payment obligation at its estimated fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods (see Note 10).  The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the consolidated statements of comprehensive loss until the contingency is resolved.

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair market value, for the years ended December 31, 2020 and 2019, respectively (in thousands):

	2020	2019
Unsecured contingent payment obligations, beginning of period	$-	$-
Reclassification of other liabilities	1,003	-
Issuance of contingent payment rights	2,258	-
Change in fair value	1,961	-
Unsecured contingent payment obligations, end of period	$5,222	$-

Our unsecured contingent payment obligations represent amounts payable to others from future patent-related proceeds including (i) a termination fee due to a litigation funder (“Termination Fee”) and (ii) contingent payment rights (“CPRs”) issued to accredited investors primarily in connection with equity financings. We have elected to measure these unsecured contingent payment obligations at their estimated fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The unsecured contingent payment obligations will be remeasured to fair value at each reporting period with changes recorded in the consolidated statements of comprehensive loss until the contingency is resolved (see Note 10).

The Termination Fee is a result of advances received under a letter agreement with a third-party funder of $0.4 million in 2019 and $0.6 million in 2020.  Based on the terms of the letter agreement, if a final funding arrangement was not executed by March 31, 2020, we would be obligated to pay, from future patent-related proceeds, an aggregate termination payment equal to five times the advances received, or approximately $5.0 million.  We did not consummate a funding agreement and accordingly the advances, which were initially recorded in other long-term liabilities, were reclassified to unsecured contingent payment obligations at March 31, 2020, when the Termination Fee obligation was incurred.  As of December 31, 2020, the estimated fair value of unsecured contingent payment obligations related to the Termination Fee is $2.7 million.

The CPRs represent the estimated fair value of rights provided to accredited investors who purchased shares of our common stock and the fair value of a right issued to a third-party in connection with a service agreement during the year ended December 31, 2020 (see Note 13).  During the year ended December 31, 2020, we received aggregate proceeds of $3.8 million from the sale of common stock with contingent payment rights, of which approximately $1.8 million was allocated to the CPRs.  In addition, on May 1, 2020, we amended certain March 2020 equity purchase agreements with accredited investors for the purchase of $0.9 million in common stock to add CPRs.  This amendment resulted in a charge to expense of $0.4 million for the initial estimated fair value of the CPRs.  The terms of the CPRs provide that we will pay each investor an allocated portion of our net proceeds from patent-related actions, after taking into account fees and expenses payable to law firms representing us and amounts payable to Brickell.  The investors’ allocated portion of net proceeds will be determined by multiplying the net proceeds recovered by us (up to $10 million) by the quotient of such investors’ subscription amount divided by $10 million, up to an amount equal to each investor’s subscription amount, or an aggregate of $4.7 million.  As of December 31, 2020, the estimated fair value of our unsecured contingent payment obligations related to the CPRs is $2.5 million.

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

The following table summarizes financial assets and financial liabilities carried at fair value and measured on a recurring basis as of December 31, 2020 and 2019, segregated by classification within the fair value hierarchy (in thousands):

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020:
Liabilities:
Secured contingent payment obligation	$33,057	$-	$-	$33,057
Unsecured contingent payment obligations	5,222	-	-	5,222

December 31, 2019:
Liabilities:
Secured contingent payment obligation	26,651	-	-	26,651

For the years ended December 31, 2020 and 2019, respectively, we had no transfers of assets or liabilities between the levels of the hierarchy.

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used a risk-adjusted discount rate of 14.15% at December 31, 2020, based on a risk-free rate of 0.15% as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at December 31, 2020, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$0.0	$46.1	$70.2	$0.0	$7.3	$9.7
Duration (in years)	1.0	2.5	3.5	1.0	2.5	3.5
Estimated probabilities	5%	23%	25%	25%	25%	25%

We evaluate the estimates and assumptions used in determining the fair value of our contingent payment obligations each reporting period and make any adjustments prospectively based on those evaluations.  Changes in any of these Level 3 inputs could result in a significantly higher or lower fair value measurement

11. INCOME TAXES AND TAX STATUS

Our net losses before income taxes for the years ended December 31, 2020 and 2019 are from domestic operations as well as losses from our wholly-owned German subsidiary.  We elected to treat our German subsidiary as a disregarded entity for purposes of income taxes and accordingly, the losses from our German subsidiary have been included in our operating results.

No current or deferred tax provision or benefit was recorded in 2020 or 2019 as a result of current losses and fully deferred tax valuation allowances for all periods.  We have recorded a valuation allowance to state our deferred tax assets at their estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for each of the years ended December 31, 2020 and 2019, respectively are as follows (in thousands):

	2020	2019
Tax benefit at statutory rate	$(4,111)	$(1,985)
State tax benefit	(842)	(407)
Increase in valuation allowance	4,307	2,341
Other	646	51
	$-	$-

Our deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of our assets and liabilities at December 31, 2020 and 2019 (in thousands):

	2020	2019
Gross deferred tax assets:
Net operating loss carry-forward	$80,848	$83,865
Research and development credit carry-forward	6,603	7,608
Stock compensation	122	(28)
Patents and other	1,466	1,479
Contingent payment obligations	5,235	3,119
Inventories	-	139
Fixed assets	54	3
Accrued liabilities	64	200
Lease liabilities	77	142
Other	-	3
	94,469	96,530
Less valuation allowance	(94,245)	(96,320)
	224	210
Gross deferred tax liabilities:
Convertible debt	(224)	(210)
	(224)	(210)
Net deferred tax asset	$-	$-

Approximately $0.2 million, net of tax effect, of unrecognized tax benefit related to the beneficial conversion feature of convertible debt would be recorded as an adjustment to contributed capital rather than a decrease in earnings, if recognized.

At December 31, 2020, we had cumulative net operating loss (“NOL”) carry-forwards for income tax purposes of $323.2 million, of which $294.1 million is subject to expiration in varying amounts from 2021 to 2037.  At December 31, 2020, we also had research and development tax credit carryforwards of $6.6 million, which expire in varying amounts from 2021 through 2038.

Our ability to benefit from the tax credit carry-forwards could be limited under certain provisions of the Internal Revenue Code if there are ownership changes of more than 50%, as defined by Section 382 of the Internal Revenue Code of 1986 (“Section 382”).  Under Section 382, an ownership change may limit the amount of NOL, capital loss and R&D credit carry-forwards that can be used annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  We conduct a study annually of our ownership changes.  Based on the results of our studies, we have determined that we do not have any ownership changes on or prior to December 31, 2020 which would result in limitations of our NOL, capital loss or R&D credit carry-forwards under Section 382.

Uncertain Tax Positions

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Germany.  We have identified our Federal and Florida tax returns as our only major jurisdictions, as defined.  The periods subject to examination for those returns are the 2001 through 2020 tax years.  The following table provides a reconciliation of our unrecognized tax benefits due to uncertain tax positions for the years ended December 31, 2020 and 2019, respectively (in thousands):

	2020	2019
Unrecognized tax benefits – beginning of year	$927	$927
Unrecognized tax benefits – end of year	$927	$927

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate so long as we maintain a full valuation allowance.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits.  For the years ended December 31, 2020 and 2019, we did not incur any income tax-related interest income, expense or penalties.

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

We had several patent enforcement actions in Germany in which we did not prevail.  Germany has a “loser pay” system whereby the non-prevailing party is responsible for statutory attorney fees and costs.  All of our German actions were concluded in 2019.  We have recorded an estimated loss for statutory attorney fees and costs in current liabilities under the heading “statutory court costs” in the consolidated balance sheets. As of December 31, 2020 and 2019, we have accrued an aggregate of $0.25 million and $0.37 million, respectively, for our concluded cases in Germany.  We also have a bond posted in Germany that upon release will satisfy $0.14 million of these accrued costs.  The bond is recorded in prepaid expenses (see Note 4).

ParkerVision v. Qualcomm (Middle District of Florida)

We have a patent infringement complaint pending in the Middle District of Florida against Qualcomm and Qualcomm Atheros, Inc. (collectively “Qualcomm”) seeking approximately $1.3 billion in damages for infringement of four of our patents (the “Qualcomm Action”).  HTC Corporation and HTC America, Inc. (collectively “HTC”) were also defendants in this case but we voluntarily dismissed our claims against HTC and HTC dismissed their related counter-claims against us in October 2020.  Qualcomm has pending counterclaims against us for non-infringement and invalidity for all patents in the case.  The case was filed in May 2014 and stayed in February 2016 pending decisions in other cases, including the appeal of a PTAB proceeding with regard to U.S. patent 6,091,940 (“the ‘940 Patent”) asserted in this case.  In March 2017, the PTAB ruled in our favor on three of the six petitions (the method claims), ruled in Qualcomm’s favor on two of the six petitions (the apparatus claims) and issued a split decision on the claims covered in the sixth petition.  In September 2018, the Federal Circuit upheld the PTAB’s decision with regard to the ‘940 Patent and, in January 2019, the court lifted the stay in this case.  In July 2019, the court issued an order that granted our proposed selection of patent claims from four asserted patents, including the ‘940 Patent, and denied Qualcomm’s request to limit the claims and patents. The court also agreed that we may elect to pursue accused products that were at issue at the time the case was stayed, as well as new products that were released by Qualcomm during the pendency of the stay.  In September 2019, Qualcomm filed a motion for partial summary judgement in an attempt to exclude certain patents from the case, including the ‘940 Patent.  The court denied this motion in January 2020.  In April 2020, the court issued its claim construction order in which the court adopted our proposed construction for seven of the ten disputed terms and adopted slightly modified versions of our proposed construction for the remaining terms.  Due to the impact of COVID-19, a number of the scheduled deadlines in this case were moved including the trial commencement date which was rescheduled from December 2020 to May 2021.  We are seeking $1.3 billion in royalties owed to us by Qualcomm for its unauthorized use of our technology, based on a report submitted by our damages expert in this case in October 2020.  Such amount excludes additional amounts requested by us for interest and enhanced damages for willful infringement.  Ultimately, the amount of damages, if any, will be determined by the court.  Discovery was expected to close in December 2020; however, the court allowed us to designate a substitute expert due to medical issues with one of our experts in the case.  Accordingly, the close of discovery was delayed until January 2021.  As a result of these delays, the court rescheduled the trial commencement date from May 3, 2021 to July 6, 2021.  Fact and expert discovery in this case are closed, expert reports have been submitted, and summary judgement and Daubert briefings have been completed by the parties.  In March 2021, the court granted Qualcomm’s motion to strike certain of our 2020 infringement contentions.  A number of outstanding motions are pending decisions by the court.  On March 26, 2021, the court further delayed the trial date citing backlog due to the pandemic, among other factors.  A new trial date has not yet been set although the court indicated the case was unlikely to be tried before November or December 2021.  We are represented in this case on a full contingency fee basis.

ParkerVision v. Apple and Qualcomm (Middle District of Florida)

In December 2015, we filed a patent infringement complaint in the Middle District of Florida against Apple, LG, Samsung and Qualcomm alleging infringement of four of our patents. In February 2016, the district court proceedings were stayed pending resolution of a corresponding case filed at the International Trade Commission (“ITC”). In July 2016, we entered into a patent license and settlement agreement with Samsung and, as a result, Samsung was dismissed from the district court action. In March 2017, we filed a motion to terminate the ITC proceedings and a corresponding motion to lift the stay in the district court case. This motion was granted in May 2017. In July 2017, we filed a motion to dismiss LG from the district court case and re-filed our claims against LG in the District of New Jersey (see ParkerVision v. LG below).  Also in July 2017, Qualcomm filed a motion to change venue to the Southern District of California, and Apple filed a motion to dismiss for improper venue. In March 2018, the district court ruled against the Qualcomm and Apple motions. The parties also filed a joint motion in March 2018 to eliminate three of the four patents in the case in order to expedite proceedings leaving our U.S. patent 9,118,528 as the only remaining patent in this case. A claim construction hearing was held on August 31, 2018. In July 2019, the court issued its claim construction order in which the court adopted our proposed claim construction for two of the six terms and the “plain and ordinary meaning” on the remaining terms. In addition, the court denied a motion filed by Apple for summary judgment.  Fact discovery has closed in this case and a jury trial was scheduled to begin in August 2020.  In March 2020, as a result of the impact of COVID-19, the parties filed a motion requesting an extension of certain deadlines in the case. In April 2020, the court stayed this proceeding pending the outcome of the Qualcomm Action.  We are represented in this case on a limited success fee basis.

ParkerVision v. LG (District of New Jersey)

In July 2017, we filed a patent infringement complaint in the District of New Jersey against LG for the alleged infringement of the same patents previously asserted against LG in the Middle District of Florida (see ParkerVision v. Apple and Qualcomm above).  We elected to dismiss the case in the Middle District of Florida and re-file in New Jersey as a result of a Supreme Court ruling regarding proper venue.  In March 2018, the court stayed this case pending a final decision in ParkerVision v. Apple and Qualcomm in the Middle District of Florida. As part of this stay, LG has agreed to be bound by the final claim construction decision in that case.  We are represented in this case on a limited success fee basis.

ParkerVision v. Intel (Western District of Texas)

In February 2020, we filed a patent infringement complaint in the Western District of Texas against Intel alleging infringement of eight of our patents.  The complaint was amended in May 2020 to add two additional patents.  In June 2020, we requested that one of the patents be dropped from this case and filed a second case in the Western District of Texas that included this dismissed patent (see ParkerVision v. Intel II below).  Intel’s response to our complaint was filed in June 2020 denying infringement and claiming invalidity of the patents.  Intel also filed a motion to transfer venue which the court denied in January 2021.  The court issued its claim construction ruling in January 2021 in which the majority of the claims were decided in our favor.  The case is scheduled for trial beginning February 7, 2022.  We are represented in this case on a full contingency fee basis.

Intel v. ParkerVision (PTAB)

Intel filed petitions for Inter Partes Review (IPR) against U.S. patent 7,539,474 (“the ‘474 Patent”),  U.S. patent 7,110,444 (“the ‘444 Patent”) and U.S. patent 8,190,108 (“the ‘108 patent”),  all of which are patents asserted in ParkerVision v. Intel.  In January 2021, the PTAB issued its decision to institute IPR proceeding for the ‘444 Patent and the ‘474 Patent.  Our response to the instituted IPRs is due in April 2021.  The PTAB has not yet issued a decision for the ‘108 Patent.

ParkerVision v. Intel II (Western District of Texas)

In June 2020, to reduce the number of claims in ParkerVision v. Intel, we filed a second patent infringement complaint in the Western District of Texas against Intel that included a single patent that we voluntarily dismissed from the original case.  In July 2020, we amended our complaint adding two more patents to the case.  The claim construction hearing is expected to be scheduled after May 2021 and the case is currently scheduled for trial beginning March 17, 2022.  We are represented in this case on a full contingency fee basis.

ParkerVision filed a number of additional patent cases in the Western District of Texas including cases against (i) TCL Industries Holdings Co., Ltd, a Chinese company, TCL Electronics Holdings Ltd., Shenzhen TCL New Technology Co., Ltd, TCL King Electrical Appliances (Huizhou) Co., Ltd., TCL Moka Int’l Ltd. and TCL Moka Manufacturing S.A. DE C.V. (collectively “TCL”), (ii) Hisense Co., Ltd. and Hisense Visual Technology Co., Ltd (collectively “Hisense”), a Chinese company, (iii) Buffalo Inc., a Japanese company (“Buffalo”)and (iv) Zyxel Communications Corporation, a Chinese multinational electronics company headquartered in Taiwan, (“Zyxel”).  Each case alleges infringement of the same ten patents by products that incorporate modules containing certain Wi-Fi chips manufactured by Realtek and/or MediaTek.  Each of the defendants have filed responses denying infringement and claiming invalidity of the patents, among other defenses.   We are represented in each of these cases on a full contingency fee basis.

13. STOCK AUTHORIZATION AND ISSUANCE

Preferred Stock

We have 15 million shares of preferred stock authorized for issuance at the direction of our board of directors (the “Board”).  On November 17, 2005, our Board designated 0.1 million shares of authorized preferred stock as the Series E Preferred Stock in conjunction with its adoption of a Shareholder Protection Rights Agreement.  As of December 31, 2020, we had no outstanding preferred stock.

Common Stock

We have 140 million shares of common stock authorized for issuance as of December 31, 2020.  Our shareholders approved amendments to our articles of incorporation in November 2019 increasing the number of our authorized shares of common stock from 75 million to 110 million shares and in July 2020 increasing the number of our authorized shares of common stock from 110 million to 140 million shares.

As of December 31, 2020, we have 25.3 million shares reserved for issuance under outstanding warrants,  options, and RSUs and 23.6 million shares reserved for issuance upon conversion of our outstanding convertible notes.  In addition, we have 0.2 million shares reserved for future issuance under equity compensation plans and 7.5 million shares reserved for the payment of interest in-kind on our convertible notes.

Stock and Warrant Issuances – Equity Based Financings

During the year ended December 31, 2019, we did not issue any stock or warrants in financing transactions.  The following table presents a summary of completed equity-based financing transactions for the year ended December 31, 2020 (in thousands, except for per share amounts):

Date	Transaction	# of Common Shares/ Units Sold	Average Price per Share/Unit	# of Warrants Issued (in 000’s)	Average Exercise Price per Warrant	Net Proceeds (1)
January 2020	Private placement of common stock	1,335	$0.13	-	-	$177
February 2020	Warrant amendment	-	-	5,000	$0.74	$-
March 2020	Private placement of common stock, amended to add CPR	2,571	$0.35	-	-	$900
April 2020 to December 2020	Private placement of common stock with CPRs	10,858	$0.35	-	-	$3,724

(1)	After deduction of applicable offering costs.

Private Placements

In January 2020, we entered into securities purchase agreements with accredited investors for an aggregate of 1,169,232 shares of our common stock at a price of $0.13 per share and 166,667 shares of our common stock at $0.15 per share for aggregate proceeds of approximately $0.2 million.

In March 2020, we entered into securities purchase agreements with accredited investors for an aggregate of 2,571,432 shares of our common stock at a price of $0.35 per share for aggregate proceeds of $0.9 million.   The securities purchase agreements for the March 2020 transactions were amended on May 1, 2020,  in order to add a contingent payment right whereby we will pay each investor an allocated portion of our share of proceeds from patent-related actions, after taking into account fees and expenses payable to law firms representing the Company and amounts payable to Brickell, up to an amount equal to the investors’ aggregate subscription amount, or $0.9 million (see “unsecured contingent payment obligations” in Note 9). The shares were registered for resale on a registration statement that was declared effective on April 28, 2020 (File No. 333-237762).

From April to December 2020, we entered into securities purchase agreements with accredited investors for an aggregate of 10,857,876 shares of our common stock at a price of $0.35 per share for aggregate proceeds of $3.8 million.  The securities purchase agreements include contingent payment rights.    Approximately $1.8 million of the proceeds were allocated to unsecured contingent payment obligations based on the initial fair value estimate of the CPRs (see Note 9).  The shares sold from April to August, totaling 5,871,584 shares, were registered for resale on a registration statement that was declared effective on September 2, 2020 (File No. 333-248242).

For the shares sold subsequent to August 2020, we entered into registration rights agreements with the investors pursuant to which we will register the shares.  We have committed to file the registration statement by April 15, 2021 and to cause the registration statement to become effective by June 30, 2021. The registration rights agreements provide for liquidated damages upon the occurrence of certain events including failure by us to file the registration statement or cause it to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription upon the occurrence of the event, and monthly thereafter, up to a maximum of 6%, or approximately $0.1 million.

Warrant Amendment

On February 28, 2020, we entered into a warrant amendment agreement (the “Warrant Amendment Agreement”) with Aspire Capital Fund, LLC (“Aspire”), with respect to warrants issued in July and September 2018 (the “2018 Warrants”) that are exercisable, collectively, into 5,000,000 shares of our common stock.  The Warrant Amendment Agreement provided for a reduction in the exercise price for the 2018 Warrants from $0.74 to $0.35 per share and the issuance of a new warrant for the purchase of 5,000,000 shares of our common stock at an exercise price of $0.74 per share (“New Aspire Warrant”).  The New Aspire Warrant expires February 28, 2025 and is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock and upon any distributions of assets to our stockholders.  The New Aspire Warrant contains provisions that prohibit exercise if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to such exercise. The holder of the New Aspire Warrant may increase (up to 19.99%) or decrease this percentage by providing at least 61 days’ prior notice to the Company. In the event of certain corporate transactions, the holder of the New Aspire Warrant will be entitled to receive, upon exercise of such New Aspire Warrant, the kind and amount of securities, cash or other property that the holder would have received had they exercised the New Aspire Warrant immediately prior to such transaction. The New Aspire Warrant does not contain voting rights or any of the other rights or privileges as a holder of our common stock.

We recognized $1.78 million of non-cash warrant expense in connection with the Warrant Amendment Agreement based on the difference between the Black-Scholes value of the warrants immediately before and after the amendment.  The Warrant Amendment Agreement added a call provision to the 2018 Warrants whereby we may, after December 31, 2020, call for cancellation of all or any portion of the 2018 Warrants for which an exercise notice has not yet been received, in exchange for consideration equal to $0.001 per warrant share and subject to certain conditions.  All other terms of the 2018 Warrants remained unchanged, including the original expiration dates of July and September 2023.   The shares underlying the New Aspire Warrant were registered for resale on a registration statement that was declared effective on April 28, 2020 (File No. 333-237762).  The shares underlying the 2018 Warrants are currently registered for resale pursuant to a registration statement on Form S-1 (File No. 333-226738).

In connection with the Warrant Amendment Agreement, Aspire exercised 1,430,000 shares of the 2018 Warrants for aggregate proceeds to us of $0.5 million.  An additional 3,070,000 shares of the 2018 Warrants were exercised during the year ended December 31, 2020 for aggregate additional proceeds to us of approximately $1.1 million.  We did not exercise the call provision and the Aspire exercised the remaining 2018 Warrants in January 2021 (see Note 17).

Stock and Warrant Issuances – Payment for Services

On February 10, 2020, we entered into a business consulting and retention agreement with Chelsea Investor Relations (“Chelsea”) to provide business advisory services to us.  As consideration for services to be provided under the 24-month term of the consulting agreement, we issued 500,000 shares of unregistered common stock in exchange for a nonrefundable retainer for services valued at approximately $0.15 million.  The value of the stock issued is being recognized as consulting expense over the term of the agreement. The shares were registered for resale on a registration statement that was declared effective on April 28, 2020 (File No. 333-237762).  The agreement was amended in January 2021 (see Note 17).

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

On June 8, 2020, we entered into an agreement with a third party to provide media advisory services.  As consideration for services provided under the term of the agreement, which extended through December 31, 2020, we issued 30,000 shares of unregistered common stock for a nonrefundable retainer for services valued at approximately $0.01 million.  The value of the stock issued was recognized as a consulting expense over the term of the agreement.  We are not obligated to register the shares for resale.

On October 30, 2020, we entered into a consulting services agreement with a third-party to provide shareholder relations services.  As consideration for services provided under the twelve-month term of the agreement, we issued 70,000 shares of unregistered common stock for a non-refundable retainer for services valued at approximately $0.02 million.  The agreement included a CPR to receive up to $0.02 million from patent-related proceeds.  The CPR was recorded as debt at its estimated fair value of approximately $0.1 million (see “unsecured contingent payment obligations” in Note 9).

During the year ended December 31, 2020, we issued an aggregate of 100,000 shares of our unregistered common stock, valued at approximately $0.05 million, as compensation for shareholder awareness services provided by a third party.  The agreement provides for future issuances of 50,000 shares for up to two successive three-month periods over the term of the agreement, unless the services are terminated in accordance with the agreement.  In January 2021, we issued 50,000 shares valued at approximately $0.03 million as the third quarterly payment under this agreement.

Common Stock Warrants

As of December 31, 2020 and 2019, we had outstanding warrants for the purchase of up to 12.9 million shares and 12.2 million shares of our common stock, respectively.  The estimated grant date fair value of these warrants of $1.7 million and $1.3 million at December 31, 2020 and 2019, respectively, is included in shareholders’ deficit in our consolidated balance sheets.  As of December 31, 2020, our outstanding warrants have an average exercise price of $0.45 per share and a weighted average remaining life of approximately three years.

Shareholder Protection Rights Agreement

On November 20, 2020, we adopted a second amendment to our Shareholder Protection Rights Agreement (“Rights Agreement”) dated November 21, 2005, as amended.  The amendment extends the expiration date of the Rights Agreement from November 20, 2020 to November 20, 2023 and decreases the exercise price of the rights from $14.50 to $8.54.

The Rights Agreement provided for the issuance, on November 29, 2005, as a dividend, rights to acquire fractional shares of Series E Preferred Stock.  We did not assign any value to the dividend, as the value of these rights is not believed to be objectively determinable.  The principal objective of the Rights Agreement is to cause someone interested in acquiring us to negotiate with our Board rather than launch an unsolicited or hostile bid.  The Rights Agreement subjects a potential acquirer to substantial voting and economic dilution.  Each share of common stock issued by ParkerVision will include an attached right.

The rights initially are not exercisable and trade with the common stock of ParkerVision.  In the future, the rights may become exchangeable for shares of Series E Preferred Stock with various provisions that may discourage a takeover bid.  Additionally, the rights have what are known as “flip-in” and “flip-over” provisions that could make any acquisition of us more costly to the potential acquirer.  The rights may separate from the common stock following the acquisition of 15% or more of the outstanding shares of common stock by an acquiring person.  Upon separation, the holder of the rights may exercise their right at an exercise price of $8.54 per right (the “Exercise Price”), subject to adjustment and payable in cash.  Upon payment of the Exercise Price, the holder of the right will receive from us that number of shares of common stock having an aggregate market price equal to twice the Exercise Price, as adjusted.  The Rights Agreement also has a flip over provision allowing the holder to purchase that number of shares of common/voting equity of a successor entity, if we are not the surviving corporation in a business combination, at an aggregate market price equal to twice the Exercise Price.  We have the right to substitute for any of our shares of common stock that we are obligated to issue, shares of Series E Preferred Stock at a ratio of one ten-thousandth of a share of Series E Preferred Stock for each share of common stock.  The Series E Preferred Stock, if and when issued, will have quarterly cumulative dividend rights payable when and as declared by the Board, liquidation, dissolution and winding up preferences, voting rights and will rank junior to other securities of ParkerVision unless otherwise determined by the Board. The rights may be redeemed upon approval of the Board at a redemption price of $0.01.  As of December 31, 2020, there are no Series E preferred shares outstanding.

14. SHARE-BASED COMPENSATION

The following table presents share-based compensation expense included in our consolidated statements of comprehensive loss for the years ended December 31, 2020 and 2019, respectively (in thousands):

	2020	2019
Research and development expense	$-	$5
Selling, general, and administrative expense	1,244	584
Total share-based compensation expense	$1,244	$589

We did not capitalize any expense related to share-based payments.  As of December 31, 2020, there was $0.36 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted-average period of approximately 0.5 years.

Stock Incentive Plans

2019 Long-Term Incentive Equity Plan

We adopted a long-term incentive equity plan in August 2019 that provides for the grant of stock-based awards to employees, officers, directors and consultants, not to exceed 12.0 million shares of common stock (the “2019 Plan”).  The 2019 Plan provides for benefits in the form of nonqualified stock options, stock appreciation rights, restricted stock awards, and other stock based awards.  Forfeited and expired options under the 2019 Plan become available for reissuance.  The plan provides that non-employee directors may not be granted awards that exceed the lesser of 1.0 million shares or $175,000 in value, calculated based on grant-date fair value.   At December 31, 2020,  155,000 shares of common stock were available for future grants under the 2019 Plan. The 2019 Plan was amended in January 2021 (see Note 17).

2011 Long-Term Incentive Equity Plan

We adopted a long-term incentive equity plan in September 2011 that, as amended in 2014, 2016 and 2017, provides for the grant of stock-based awards to employees, officers, directors and consultants, not to exceed 3.0 million shares of common stock (the “2011 Plan”).  The 2011 Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and other stock based awards.  Forfeited and expired options under the 2011 Plan become available for reissuance.  The plan provides that no participant may be granted awards in excess of 150,000 shares in any calendar year.  At December 31, 2020,  25,627 shares of common stock were available for future grants under the 2011 Plan.

2008 Equity Incentive Plan

We adopted an equity incentive plan in August 2008 (the “2008 Plan”).  The 2008 Plan provides for the grant of stock-based awards to employees (excluding named executives), directors and consultants, not to exceed 50,000 shares of common stock.  The 2008 Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and other stock based awards.  Forfeited and expired options under the 2008 Plan become available for reissuance.  The plan provides that no participant may be granted awards in excess of 5,000 shares in any calendar year.  At December 31, 2020,  20,473 shares of common stock were available for future grants under the 2008 Plan.

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

RSAs and RSUs

The following table presents a summary of RSA and RSU activity under the 2000, 2008, 2011, and 2019 Plans (collectively, the “Stock Plans”) as of December 31, 2020 (shares in thousands):

	Non-vested Shares
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of year	-	$-
Granted	1,016	0.31
Vested	(829)	0.31
Forfeited	-	-
Non-vested at end of year	187	$0.33

The total fair value of RSAs and RSUs vested under the Stock Plans for the year ended December 31, 2020 was approximately $0.3 million.

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

The following table presents a summary of option activity under the Stock Plans for the year ended December 31, 2020 (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value ($)
Outstanding at beginning of year	11,410	$0.33
Granted	843	0.31
Exercised	-	-
Forfeited/Expired	(13)	38.86
Outstanding at end of year	12,240	0.28	5.5	years	$3,401
Vested at end of year	9,490	$0.31	5.5	years	$2,578

The weighted average per share fair value of options granted during the years ended December 31, 2020 and 2019 was $0.27 and $0.14, respectively.  The total fair value of option shares vested was $0.9 million and $0.5 million for the year ended December 31, 2020 and 2019, respectively.

The fair value of option grants under the Stock Plans for the years ended December 31, 2020 and 2019, respectively, was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2020	2019
Expected option term [1]	5 years	5 years
Expected volatility factor [2]	127.4% to 135.3%	119.1%
Risk-free interest rate [3]	0.33% to 1.63%	1.6%
Expected annual dividend yield	0%	0%

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

Options by Price Range

The options outstanding at December 31, 2020 under all plans have exercise price ranges, weighted average contractual lives, and weighted average exercise prices as follows (weighted average lives in years and shares in thousands):

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding at December 31, 2020	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable at December 31, 2020	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
$0.171 - $0.33	11,318	$0.18	5.6	8,624	$0.18	5.6
$0.50 - $0.60	513	0.59	5.0	457	0.60	4.8
$1.98 - $2.13	381	2.02	3.4	381	2.02	3.4
$13.80	28	13.80	0.5	28	13.80	0.5
	12,240	$0.28	5.5	9,490	$0.31	5.5

Upon exercise of options under all plans, we issue new shares of our common stock.  For shares issued upon exercise of equity awards granted under the Stock Plans, the shares of common stock are registered.  For shares issued upon exercise of non-plan awards, the shares are not registered unless they have been subsequently registered by us on a registration statement.  We had no option exercises for the years ended December 31, 2020 or 2019.

15.  RELATED PARTY TRANSACTIONS

We paid approximately $0.01 million and $0.02 million in 2020 and 2019, respectively, for patent-related legal services to SKGF, of which Robert Sterne, one of our directors since September 2006, is a partner.  In addition, we paid approximately $0.1 million in 2020 for principal and interest on the SKGF Note (refer to “Note Payable to a Related Party” included Note 9).  No payments were made in 2019 on the

SKGF Note.  The SKGF Note has an outstanding balance, including accrued interest, of approximately $0.8 million at December 31, 2020.

In January 2020, we issued 500,000 in unregistered shares of our common stock as an in-kind payment of approximately $0.08 million in outstanding amounts payable to Stacie Wilf, sister to Jeffrey Parker.

16.  CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to a concentration of credit risk principally consist of cash and cash equivalents.  Cash and cash equivalents are primarily held in bank accounts and overnight investments.  At times our cash balances on deposit with banks may exceed the balance insured by the F.D.I.C.

17. SUBSEQUENT EVENTS

Equity and Debt Financings

In January 2021, we consummated the sale, on a private placement basis, of 2,976,430 shares of our common stock at a price of $0.35 per share to accredited investors for aggregate proceeds of approximately $1.0 million.  The securities purchase agreements include contingent payment rights identical to the CPRs issued in 2020 (see “unsecured contingent payment obligations” at Note 9).  Approximately $0.4 million in proceeds for this transaction was received as of December 31, 2020 and recorded as an accrued liability until the consummation of the transaction (see Note 7).    We entered into registration rights agreements with the investors pursuant to which we will register the shares.  We have committed to file the registration statement by April 15, 2021 and to cause the registration statement to become effective by June 30, 2021. The registration rights agreements provide for liquidated damages upon the occurrence of certain events including failure by us to file the registration statement or cause it to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription upon the occurrence of the event, and monthly thereafter, up to a maximum of 6%, or approximately $0.06 million.

In March 2021, we consummated the sale, on a private placement basis of 3,230,942 shares of our common stock and 1,619,289 warrants at a price of $1.29 per common share to accredited investors for aggregate proceeds of approximately $4.2 million.  The warrants have an exercise price of $1.75 per share and expire in March 2026.  We entered into registration rights agreements with the investors pursuant to which we will register the shares.  We have committed to file the registration statement within 30 days and to cause the registration statement to become effective within 90 days. The registration rights agreements provide for liquidated damages upon the occurrence of certain events including failure by us to file the registration statement or cause it to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription upon the occurrence of the event, and monthly thereafter, up to a maximum of 6%, or approximately $0.25 million.  The majority of the proceeds from this transaction were used to satisfy our obligations to Mintz (see “Mintz Agreement” below).

Share Based Compensation Arrangements

On January 11, 2021, the Board amended the 2019 Long-Term Incentive Plan to increase the number of shares of common stock reserved for issuance under the 2019 Plan from 12 million to 27 million shares.

The Board also approved grants, under the 2019 Plan, of two-year options, with an exercise price of $0.54 per share, vesting in 8 equal quarterly installments commencing on March 31, 2021 and expiring on January 11, 2026. The grants under the 2019 Plan included an option to purchase 8,000,000 shares granted to Jeffrey Parker, an option to purchase 1,000,000 shares granted to Cynthia French, an option to purchase 380,000 shares to each of the three non-employee directors, and options to purchase an aggregate of 2,900,000 shares granted to other key employees.

On January 25, 2021, we amended our business consulting and retention agreement with Chelsea to increase the compensation for services over the remaining term and to extend the term of the agreement through February 2024.  As consideration for the amended agreement, we issued 500,000 shares of unregistered common stock in exchange for a nonrefundable retainer for services valued at approximately $0.33 million.  The value of the stock issued is being recognized as consulting expense over the term of the agreement.

On March 9, 2021, we granted approximately 32,000 shares under our 2019 Long-Term Incentive Plan to a consultant for business communications services over a one-year term valued at approximately $0.05 million.

Warrant and Option Exercises

During the three months ended March 31, 2021, we received aggregate proceeds of $0.  4 million from the exercise of outstanding options and warrants at an average exercise price of $0.16 per share.

Mintz Agreement

As of December 31, 2020, we had approximately $3.1 million in accounts payable to Mintz and an outstanding balance of approximately $0.03 million on a secured note payable to Mintz for legal fees and expenses.  In addition, we had approximately $3.6 million in disputed legal fees and expenses billed by Mintz that we treated as a loss contingency that was not probable as of December 31, 2020 and 2019 and accordingly, for which we recognized no expense in the consolidated financial statements.  In March 2021, we entered into an agreement with Mintz to satisfy our outstanding obligations and reduce any future contingency fees payable to Mintz.  On March 29, 2021, we paid Mintz a lump-sum payment of $3.0 million in satisfaction of our outstanding obligations to Mintz including the Mintz note, our accounts payable to Mintz, and all disputed and unrecorded billings.  Mintz waived all past defaults on the Mintz note and agreed to a significant reduction in future success fees payable to Mintz from patent-related proceeds.

Legal Proceedings

On March 26, 2021, the district court in the Middle District of Florida, Orlando Division, issued an order that, among other things, postponed our trial date in ParkerVision v. Qualcomm citing backlog due to the pandemic as a factor.  A new trial date has not yet been set but is unlikely to be scheduled prior to November or December 2021 according to the court.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, “disclosure controls and procedures” are controls and other procedures that are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.  Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective.

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

Management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

In accordance with and satisfaction of the requirements of Form 8-K, we include the following disclosure:

On March 29, 2021, we entered into securities purchase agreements (the “Purchase Agreements”) with the accredited investors identified on Exhibit 10.87 hereof (the “Investors”) for the sale of an aggregate of 3,230,942 shares of  common stock, $0.01 par value (“Shares”) and 1,619,289 warrants (“Warrants) at a price of $1.29 per Share for aggregate proceeds of $4.2 million.   The Warrants are exercisable for a period of five years at an exercise price of $1.75 per share.  The Purchase Agreements also contain customary representations and warranties of the Investors. Proceeds of $3.0 million were used to satisfy outstanding obligations with one of our litigation firms, including a reduction in future success fees owed to that firm.  The remaining proceeds will be used for general working capital purposes.

We entered into registration rights agreements (the “Registration Rights Agreement”) with the Investors pursuant to which we will register the Shares and Warrant shares.   We have committed to file the registration statement within 30 days and to cause the registration statement to become effective within 60 days (or, 90 days in the case of a review by the Commission).  The Registration Rights Agreement provides for liquidated damages upon the occurrence of certain events including our failure to file the registration statement or cause it to become effective by the deadlines set forth above.  The amount of the liquidated damages is 1.0% of the aggregate subscription upon the occurrence of the event, and monthly thereafter, up to a maximum of 6%.

The Shares and Warrants were offered and sold to the Investors on a private placement basis under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

The foregoing summaries of the Purchase Agreement, the Registration Rights Agreement and the Warrants are qualified in their entirety by reference to the full text of the agreements, which are attached as Exhibits 10.84, 10.85 and 10.86 hereto and are incorporated herein by reference.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

Our Board is divided into three classes with only one class of directors typically being elected in each year and each class serving a three-year term.  Our current directors, including their backgrounds and qualifications are as follows:

Name	Age	Position with the Company
Frank N. Newman	78	Class II Director, Audit Committee Member
Jeffrey L. Parker	64	Class I Director, Chairman of the Board and Chief Executive Officer
Paul A. Rosenbaum	78	Class III Director, Audit Committee Chair
Robert G. Sterne	69	Class III Director

Frank N. Newman

Frank Newman has been a director of ours since December 2016.  Mr. Newman has been the chief executive officer and co-founder of PathGuard, Inc. (or its predecessors), a company offering hardware-based cybersecurity, since 2015.  From 2011 until December 2018, Mr. Newman served as chairman of Promontory Financial Group China Ltd., an advisory group for financial institutions and corporations in China.  From 2005 to 2010, he served as chairman and chief executive officer of Shenzhen Development Bank, a national bank in China.  Prior to 2005, Mr. Newman served as chairman, president, and chief executive officer of Bankers Trust and chief financial officer of Bank of America and Wells Fargo Bank.  Mr. Newman served as Deputy Secretary of the U.S. Treasury from 1994 to 1995 and as Under Secretary of Domestic Finance from 1993 to 1994.  He has authored two books and several articles on economic matters, published in the U.S., mainland China, and Hong Kong.  Mr. Newman has served as director of Aspirational Consumer Lifestyle Corp (NYSE: ASPL), a special purpose acquisition company, since September 2020.  He also serves as audit committee chair and a member of the compensation committee for ASPL.  Mr. Newman has previously served as a director for major public companies in the U.S., United Kingdom, and China, and as a member of the Board of Trustees of Carnegie Hall. He earned his BA, magna cum laude, in economics at Harvard.  Mr. Newman brings a substantial knowledge of international banking and business relationships to the Board.  His financial background adds an important expertise to the Board with regard to financing future business opportunities.

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

Information About Our Executive Officers

Our current executive officers are as follows:

Name	Age	Position with the Company
Jeffrey Parker	64	Chairman of the Board and Chief Executive Officer (“CEO”)
Cynthia French	54	Chief Financial Officer and Corporate Secretary (“CFO”)

The background for Mr. Jeffrey Parker is included above under the heading “Directors”.

Cynthia French (formerly Poehlman)

Cynthia French has been our chief financial officer since June 2004 and our corporate secretary since August 2007.  From March 1994 to June 2004, Ms. French was our controller and our chief accounting officer.  Ms. French has been a certified public accountant in the state of Florida since 1989.

Former Executive Officers

Messrs. David Sorrells and Gregory Rawlins both served as our Chief Technology Officers (“CTO”) through March 2020, at which time, given our reduced scope of operations, in particular our research and development activities, our Board determined to eliminate the Chief Technology Officer role.  Both Mr. Sorrells and Mr. Rawlins remain employed by us in technical support roles.

Family Relationships

There are no family relationships among our officers or directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC.  Based solely upon a review of such forms and written representations received by the Company from certain reporting persons, we believe that during the year ended December 31, 2020 all Section 16(a) filing requirements were complied with in a timely manner, with the following exception: Messrs. Parker and Newman each inadvertently failed to timely file one Form 4 report disclosing the November 9, 2020 acquisition of shares of our common stock upon vesting of an RSU award.  The relevant Form 4 reports were filed on February 10, 2021.

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

Audit Committee and Financial Expert

Messrs. Paul Rosenbaum and Frank Newman serve as the members of our audit committee.  Our audit committee is governed by a Board-approved charter which, among other things, establishes the audit committee’s membership requirements and its powers and responsibilities.  Our Board has determined that Mr. Rosenbaum and Mr. Newman are audit committee financial experts within the meaning of the rules and regulations of the SEC.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table summarizes the total compensation of each of our “named executive officers” as defined in Item 402(m) of Regulation S-K (the “Executives”) for the fiscal years ended December 31, 2020 and 2019. Given the complexity of disclosure requirements concerning executive compensation, and in particular with respect to the standards of financial accounting and reporting related to equity compensation, there is a difference between the compensation that is reported in this table versus that which is actually paid to and received by the Executives. The amounts in the Summary Compensation Table that reflect the full grant date fair value of an equity award, do not necessarily correspond to the actual value that has been realized or will be realized in the future with respect to these awards.

(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other ($)		Total ($)
Jeffrey Parker, CEO	2020	$270,000	$-	$99,000	$-	$24,923	[2]	$393,923
	2019	260,000	-	-	845,766	24,000	[2]	1,129,766
Cynthia French, CFO	2020	186,923	-	-	42,750	-		229,673
	2019	180,000	-	-	140,961	-		320,961
David Sorrells, Former CTO	2020	176,150	-	49,500	-	-		225,650
	2019	158,577	-	-	-	-		158,577
Gregory Rawlins, Former CTO Heathrow	2020	207,692	-	49,500	-	-		257,192
	2019	200,000	-	-	105,721	-		305,721

1.	There were 27 biweekly pay periods in 2020 compared to 26 in 2019 resulting in an increase in reported base salaries.

2.

The amounts represented in columns (e) and (f) represents the full grant date fair value of equity awards in accordance with ASC 718.  Refer to Note 14 to the consolidated financial statements for the year ended December 31, 2020 included in Item 8 for the assumptions made in the valuation of equity awards.

3.	Represents an automobile allowance in the amount of $24,000, paid biweekly. The additional amount in 2020 is the result of 27 pay periods in 2020 compared to 26 in 2019.

In February 2020, our Board approved equity awards under our 2019 Long Term Incentive Plan including 300,000 RSUs to Mr. Parker, 150,000 RSUs to each of Messrs. Rawlins and Sorrells and 150,000 share options at an exercise price of $0.33 per share to Ms. French.  These awards vest over five quarters through May 2021.  These awards were, in part, in consideration of continuing voluntary salary reductions by our Executives.

We do not have employment agreements with any of our Executives.  We have non-compete arrangements in place with all of our employees, including our Executives, that impose post-termination restrictions on (i) employment or consultation  with competing companies or customers, (ii) recruiting or hiring employees for a competing company, and (iii) soliciting or accepting business from our customers.  We also have a tax-qualified defined contribution 401(k) plan for all of our employees, including our Executives.  We did not make any employer contributions to the 401(k) plan in 2020 or 2019.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information concerning the outstanding equity awards, including unexercised options, unvested stock and equity incentive awards, as of December 31, 2020 for each of our Executives:

	Option Awards						Stock Awards
	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)		Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market Value of shares or units of stock that have not vested ($)(1)
Name	(a)		(b)	(c)		(d)	(e)		(f)
Jeffrey Parker	20,000	1	-		1.98	8/15/2024	75,000	4	$36,000
	4,500,000	2	1,500,000	2	0.17	8/7/2026	-		-
Cynthia French	20,000	1	-		1.98	8/15/2024	-		-
	750,000	2	250,000	2	0.17	8/7/2026
	131,250	3	18,750	3	0.33	2/9/2027	-		-
David Sorrells	20,000	1	-		1.98	8/15/2024	37,500	4	$18,000
Gregory Rawlins	20,000	1	-		1.98	8/15/2024	37,500	4	$18,000
	562,500	2	187,500	2	0.17	8/7/2026	-		-

[1]	Options vested over four equal quarterly periods from August 31, 2017 to May 31, 2018.
[2]	Options vest over eight equal quarterly periods from September 1, 2019 to June 1, 2021.
[3]	Options vested 50% on grant date and the remaining 50% over four equal quarterly periods beginning May 9, 2020.
[4]	Unvested RSUs vest 50% on February 9, 2021 and 50% on May 9, 2021.

Director Compensation

Since September 2018, the Board compensation program has consisted exclusively of equity-based compensation, generally awarded annually, in the form of nonqualified stock options, RSUs, or a combination thereof.  Unvested director equity compensation awards are forfeited if the director resigns or is removed from the Board for cause prior to the vesting date.  Nonqualified stock options generally expire seven year from grant date.

In February 2020, our non-employee directors were awarded, at their option, either 150,000 nonqualified stock options at an exercise price of $0.33 per share or an RSU for 150,000 shares.  Messrs. Rosenbaum and Sterne opted to receive options, each with a grant-date fair value of approximately $43,000.  Mr. Newman opted to receive a RSU with a grant date fair value of approximately $50,000.  Each of the awards vest 50% upon grant with the remaining portion vesting in four equal quarterly installments from

May 2020 through February 2021.  In addition, in February 2020, Mr. Sterne was awarded an immediately vested nonqualified stock option for the purchase of 100,000 shares at $0.33 per share, with an estimated grant-date fair value of approximately $29,000, as partial payment of accrued and unpaid fees for board and committee service prior to 2019.  Mr. Sterne waived approximately $70,000 in additional accrued and unpaid fees.

We reimburse our non-employee directors for their reasonable expenses incurred in attending meetings and we encourage participation in relevant educational programs for which we reimburse all or a portion of the costs incurred for these purposes.

Directors who are also our employees are not compensated for serving on our Board.

The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2020.

Name	Stock Awards($) 1	Option Awards($) 1	Total ($)
(a)	(b)	(c)	(d)
Frank Newman [2]	$49,500	$-	$49,500
Paul Rosenbaum [3]	-	42,750	42,750
Robert Sterne [4]	-	71,250	71,250

1.

The amounts represented in columns (b) and (c) represent the full grant date fair value of share-based awards in accordance with ASC 718.  Refer to Note 14 of the consolidated financial statements included in Item 8 for the assumptions made in the valuation of stock awards.

2.	At December 31, 2020, Mr. Newman has an aggregate of 18,750 unvested RSUs and 975,000 nonqualified stock options outstanding, of which 775,000 are exercisable.
3.	At December 31, 2020, Mr. Rosenbaum has an aggregate of 1,125,000 nonqualified stock options outstanding, of which 906,250 are exercisable.
4.	At December 31, 2020, Mr. Sterne has 1,277,270 nonqualified stock options outstanding, of which 1,058,520 are exercisable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table gives information as of December 31, 2020 about shares of our common stock authorized for issuance under all of our equity compensation plans (in thousands, except for per share amounts):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(c)
Equity compensation plans approved by security holders [1,3]	1,240	$1.24	46
Equity compensation plans not approved by security holders [2,3]	11,187	0.18	155
Total	12,427		201

1.	Includes the 2000 Plan, the 2008 Plan, and the 2011 Plan.
2.	Includes the 2019 Plan.
3.	The types of awards that may be issued under each of these plans is discussed more fully in Note 14 to our consolidated financial statements included in Item 8.

Security Ownership of Certain Beneficial Holders

The following table sets forth certain information as of March 19, 2021 with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group (based upon information furnished by those persons).

As of March 19, 2021, 66,347,539 shares of our common stock were issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class[1]
>5% HOLDERS (EXCLUDING EXECUTIVE OFFICERS AND DIRECTORS)
GEM Partners, LP	7,010,080	[2]	9.99%
Thomas Staz Revocable Trust	4,015,429	[3]	6.05%

EXECUTIVE OFFICERS AND DIRECTORS
Jeffrey Parker [10]	3,315,583	[4]	4.78%
Cynthia French [10]	1,220,193	[5]	1.81%
Frank Newman [10]	1,125,000	[6]	1.67%
Paul Rosenbaum [10]	1,850,602	[7]	2.73%
Robert Sterne [10]	1,273,035	[8]	1.88%
All directors and executive officers as a group (5 persons)	8,784,413	[9]	11.87%

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

[2]

GEM Investment Advisors, LLC (“GEM Advisors”) is the general partner of GEM Partners LP (“GEM”) and Flat Rock Partners LP (“FlatRock”).  Mr. Daniel Lewis is the controlling person of GEM Advisors.  GEM Advisors and Mr. Lewis have shared voting and dispositive power.  Beneficial ownership includes (i) 4,899 shares held by FlatRock, (ii) 6,600 shares held by Mr. Lewis, (iii) 3,181,658 shares held by GEM, and (iv) 3,091,103 shares underlying convertible notes held by GEM, but excludes 6,685,000 shares underlying convertible notes held by GEM that are not convertible within 60 days due to exercise limitations. The principal business address of GEM Advisors, FlatRock, and Mr. Lewis is 100 State Street, Suite 2B, Teaneck, NJ 07666.  Information derived from a Schedule 13G/A filed by GEM Advisors on March 9, 2021.

[3]

Thomas Staz is the trustee of the Thomas Staz Revocable Trust. The principal business address of the Thomas Staz Revocable Trust is 1221 Brickell Avenue, Suite 2660, Miami, Florida 33131.  Information provided by beneficial holder on February 22, 2021.

[4]

Includes 2,970,000 shares of common stock issuable upon currently exercisable options, 190,824 shares held by Mr. Parker directly, 117,259 shares held by Jeffrey Parker and Deborah Parker Joint Tenants in Common, over which Mr. Parker has shared voting and dispositive power, and 37,500 RSUs subject to vest within 60 days.  Excludes 7,750,000 shares of common stock issuable upon options that may become exercisable in the future.

[5]	Includes 1,170,000 shares of common stock issuable upon currently exercisable options and excludes 1,000,000 shares of common stock issuable upon options that may become exercisable in the future.
[6]	Includes 922,500 shares of common stock issuable upon currently exercisable options and excludes 432,500 shares of common stock issuable upon options that may become exercisable in the future.
[7]

Includes 1,072,500 shares of common stock issuable upon currently exercisable options and 250,000 shares of common stock issuable upon conversion of convertible notes.  Excludes 432,500 shares of common stock issuable upon options that may become exercisable in the future.
[8]	Includes 1,224,770 shares of common stock issuable upon currently exercisable options and excludes 432,500 shares of common stock issuable upon options that may become exercisable in the future.
[9]

Includes 7,359,770 shares of common stock issuable upon currently exercisable options, 37,500 RSUs subject to vest within 60 days, and 250,000 shares of common stock issuable upon conversion of convertible notes held by directors and officers and excludes 10,047,500 shares of common stock issuable upon options that may become exercisable in the future (see notes 4, 5, 6, 7 and 8 above).

[10]	The person’s address is 4446-1A Hendricks Avenue, Suite 354, Jacksonville, Florida 32207.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

We paid approximately $11,000 and $22,000 in 2020 and 2019, respectively for patent-related legal services to SKGF, of which Robert Sterne, is a partner.  In addition, we paid approximately $110,000 in 2020 for principal and interest on an unsecured note payable to SKGF.  The note was issued in 2016 to convert outstanding unpaid legal fees to an unsecured promissory note.  The note was amended multiple times in 2018 and 2019 to defer principal payments.  The note, as amended, allows for interest at 4% per annum, monthly installments of $10,000 per month beginning January 2020, with a final balloon payment due on April 30, 2022.  At December 31, 2020, the outstanding balance of the note, including unpaid interest is approximately $803,000.

In January 2020, we issued 500,000 in unregistered shares of our common stock as an in-kind payment of approximately $0.08 million in outstanding amounts payable to Stacie Wilf, sister to Jeffrey Parker.

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

Audit Fees.  For the years ended December 31, 2020 and 2019, the aggregate fees billed by our principal accountants for professional services rendered for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $148,300 and $101,200, respectively.  In addition, for the years ended December 31, 2020 and 2019, the aggregate fees billed by our Prior Accountants for professional services rendered in connection with the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $70,000 and $188,700, respectively.

Audit Related Fees.  For the years ended December 31, 2020 and 2019, there were no fees billed for professional services by our principal accountants or Prior Accountants for assurance and related services.

Tax Fees.  For the years ended December 31, 2020 and 2019, there were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice or tax planning.

All Other Fees.  For the years ended December 31, 2020 and 2019, there were no fees billed for other professional services by our principal accountants.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report:

(1) Financial statements:

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2020 and 2019

Consolidated Statements of Shareholders’ Deficit for the years ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

Notes to Consolidated Financial Statements for the years ended December 31, 2020 and 2019

(2) Financial statement schedules:

Not applicable.

(3) Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed March 29, 2016)
3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 14, 2007)
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 18, 2016)
3.4	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed July 13, 2017)
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.5 of Form S-1 filed August 9, 2018)
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed October 30, 2018)
3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed November 15, 2019)
3.8	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed September 4, 2020)
3.9

Certificate of Designations of the Preferences, Limitations and Relative Rights of Series E Preferred Stock, dated November 21, 2005 (incorporated by reference from Exhibit 4.02 of Current Report on Form 8-K filed November 22, 2005)

4.1	Form of common stock certificate (incorporated by reference from Exhibit 4.1 of Annual Report on Form 10-K for the year ended December 31, 2015)
4.2

Shareholder Protection Rights Agreement between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference from Exhibit 4.01 of Form 8-K filed November 22, 2005)

4.3

First Amendment to Shareholder Protection Rights Agreement dated as of November 20, 2015 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference from Exhibit 4.1 of Form 8-K filed November 23, 2015)

4.5

Second Amendment to Shareholder Protection Rights Agreement dated as of November 20, 2020 between the Registrant and American Stock Transfer and Trust Company, as Rights Agent (incorporated by reference from Exhibit 4.1 of Form 8-K filed November 20, 2020)

4.6

Form of Rights Certificate pursuant to Second Amendment to Shareholder Protection Rights Agreement dated November 20, 2020 (incorporated by reference from Exhibit 4.2 of Form 8-K filed November 23, 2020)

4.7	Description of Registered Securities *
10.1

Form of 2002 Indemnification Agreement for Directors and Officers (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed November 14, 2002) **

10.2	Standard Form of Employee Option Agreement (incorporated by reference from Exhibit 10.1 of Form 8-K filed January 13, 2021)
10.3	2008 Equity Incentive Plan (Non-Named Executives), as amended (incorporated by reference from Exhibit 4.1 of Form S-8 filed October 24, 2008) **
10.4	2011 Long-Term Incentive Equity Plan, as amended and restated (incorporated by reference from Exhibit 10.1 of Form 8-K filed July 13, 2017)**
10.5	Claims Proceeds Investment Agreement between Registrant and Brickell Key Investments LP (incorporated by reference from Exhibit 10.2 of Quarterly Report on Form 10-Q filed May 16, 2016)
10.6

Amendment to Claims Proceeds Investment Agreement between Registrant and Brickell Key Investments LP (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q filed August 15, 2016)

10.7	Warrant Agreement between Registrant and Brickell Key Investments LP dated May 26, 2016 (incorporated by reference from Exhibit 10.2 of Quarterly Report on Form 10-Q filed August 15, 2016)
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

10.10

Notice of Exercise of Rights Under Claims Proceeds Investment Agreement between Registrant and Brickell Key Investments LP dated December 20, 2018 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K/A filed December 28, 2018)

10.11	Warrant Agreement between Registrant and Brickell Key Investments LP (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed December 21, 2018)
10.12

Settlement and Patent License Agreement between Registrant and Samsung Electronics Co., Ltd. dated July 15, 2016 (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q filed November 14, 2016)

10.13	Securities Purchase Agreement between Registrant and Aspire Capital Fund LLC dated July 26, 2018 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed July 30, 2018)

10.14	Form of Warrant Agreement between Registrant and Aspire Capital Fund LLC (incorporated by reference from Exhibit 4.1 of Current Report on Form 8-K filed July 30, 2018)
10.15

Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated September 10, 2018 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed September 11, 2018)

10.16	Form of Convertible Promissory Note dated September 10, 2018 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed September 11, 2018)
10.17	List of Holders of Convertible Notes dated September 10, 2018 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed September 11, 2018)
10.18	Patent Security Agreement Between Registrant and Mintz Levin Cohn Ferris Glovsky and Popeo, P.C. (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed September 14, 2018)
10.19	Secured Promissory Note Between Registrant and Mintz Levin Cohn Ferris Glovsky and Popeo, P.C. (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed September 19, 2018)
10.20

Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated September 18, 2018 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed September 18, 2018)

10.21	Form of Convertible Promissory Note dated September 18, 2018 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed September 19, 2018)
10.22

Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated February 25, 2019 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed March 4, 2019)

10.23	Form of Convertible Promissory Note dated February 28, 2019 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed March 4, 2019)
10.24	List of Holders of Convertible Notes dated February 28, 2019 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed March 4, 2019)
10.25	Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated March 13, 2019 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed March 14, 2019)
10.26	Form of Convertible Promissory Note dated March 13, 2019 (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed March 14, 2019)
10.27	List of Holders of Convertible Notes dated March 13, 2019 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed March 14, 2019)
10.28	Securities Purchase Agreement between Registrant and Mark Fisher dated June 7, 2019 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed June 13, 2019)
10.29	Secured Note Agreement dated June 7, 2019 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed June 13, 2019)
10.30	Security Agreement dated June 7, 2019 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed June 13, 2019)
10.31

Form of Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated June 19, 2019 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed June 25, 2019)

10.32	Form of Convertible Promissory Note dated June 19, 2019 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed June 25, 2019)
10.33	List of Holders of Convertible Notes dated June 19, 2019 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed June 25, 2019)
10.34	Warrant agreement dated July 22, 2019 (incorporated by reference from exhibit 4.1 of Current Report on Form 8-K filed July 23, 2019)

10.35

Form of Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated July 18, 2019 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed July 23, 2019)

10.36	Form of Convertible Promissory Note dated July 18, 2019 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed July 23, 2019)
10.37	List of Holders of Convertible Notes dated July 18, 2019 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed July 23, 2019)
10.38	Consulting Agreement dated July 22, 2019 (incorporated by reference from Exhibit 10.5 of Current Report on Form 8-K filed July 23, 2019)
10.39	2019 Long-term Incentive Plan dated August 9, 2019, as amended *
10.40

Form of Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated January 8, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed January 10, 2020)

10.41	Form of Convertible Promissory Note dated January 8, 2020 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed January 10, 2020)
10.42

Form of Registration Rights Agreement between Registrant and Holders of Convertible Notes dated January 8, 2020 (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed January 10, 2020)

10.43	List of Holders of Convertible Notes dated January 8, 2020 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed January 10, 2020)
10.44	Form of Subscription Agreement between Registrant and Accredited Investors dated January 9, 2020 (incorporated by reference from Exhibit 10.5 of Current Report on Form 8-K filed January 10, 2020)
10.45

Form of Registration Rights Agreement between Registrant and Accredited Investors dated January 9, 2020 (incorporated by reference from Exhibit 10.6 of Current Report on Form 8-K filed January 10, 2020)

10.46	List of Accredited Investors dated January 9, 2020 (incorporated by reference from Exhibit 10.7 of Current Report on Form 8-K filed January 10, 2020)
10.47	Subscription Agreement between Registrant and an Accredited Investor dated January 20, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed January 21, 2020)
10.48	Registration Rights Agreement between Registrant and an Accredited Investor dated January 20, 2020 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed January 21, 2020)
10.49	Warrant Amendment Agreement between Registrant and Aspire Capital Fund, LLC dated February 28, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed March 5, 2020)
10.50	Warrant Agreement between Registrant and Aspire Capital Fund, LLC dated February 28, 2020 (incorporated by reference from Exhibit 4.1 of Current Report on Form 8-K filed March 5, 2020)
10.51	Form of Subscription Agreement between Registrant and Accredited Investors dated March 5, 2020 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed March 5, 2020)
10.52	Form of Registration Rights Agreement between Registrant and Accredited Investors dated March 5, 2020 (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed March 5, 2020)
10.53	Form of Subscription Agreement between Registrant and Accredited Investors dated March 13, 2020 (incorporated by reference from Exhibit 10.72 of Annual Report on Form 10-K filed April 14, 2020)

10.54	Form of Registration Rights Agreement between Registrant and Accredited Investors dated March 13, 2020 (incorporated by reference from Exhibit 10.73 of Annual Report on Form 10-K filed April 14, 2020)
10.55	List of Accredited Investors to March 5, 2020 and March 13, 2020 Subscription Agreements (incorporated by reference from Exhibit 10.74 of Annual Report on Form 10-K filed April 14, 2020)
10.56	Form of Subscription Agreement between Registrant and Accredited Investors dated April 29, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed May 5, 2020)
10.57	Form of Registration Rights Agreement between Registrant and Accredited Investors dated April 29, 2020 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed May 5, 2020)
10.58	List of Accredited Investors to April 29, 2020 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed May 5, 2020)
10.59	Amendment to Subscription Agreement between Registrant and Accredited Investors dated May 1, 2020 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed May 5, 2020)
10.60	Form of Subscription Agreement between Registrant and Accredited Investors dated May 22, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed May 29, 2020)
10.61	Form of Registration Rights Agreement between Registrant and Accredited Investors dated May 22, 2020 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed May 29, 2020)
10.62	List of Accredited Investors to May 22, 2020 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed May 29, 2020)
10.63	Form of Subscription Agreement between Registrant and Accredited Investors dated June 8, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed June 12, 2020)
10.64	Form of Registration Rights Agreement between Registrant and Accredited Investors dated June 8, 2020 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed June 12, 2020)
10.65	List of Accredited Investors to June 8, 2020 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed June 12, 2020)
10.66	Form of Subscription Agreement between Registrant and Accredited Investors dated June 29, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed July 6, 2020)
10.67	Form of Registration Rights Agreement between Registrant and Accredited Investors dated June 29, 2020 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed July 6, 2020)
10.68	List of Accredited Investors to June 29, 2020 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed July 6, 2020)
10.69	Form of Subscription Agreement between Registrant and Accredited Investors dated August 19, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed August 21, 2020)
10.70

Form of Registration Rights Agreement between Registrant and Accredited Investors dated August 19, 2020 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed August 21, 2020)

10.71	List of Accredited Investors to August 19, 2020 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed August 21, 2020)

10.72	Form of Subscription Agreement between Registrant and Accredited Investors dated November 17, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed November 23, 2020)
10.73

Form of Registration Rights Agreement between Registrant and Accredited Investors dated November 17, 2020 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed November 23, 2020)

10.74	List of Accredited Investors to November 17, 2020 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed November 23, 2020)
10.75	Form of Subscription Agreement between Registrant and Accredited Investors dated December 11, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed November 23, 2020)
10.76

Form of Registration Rights Agreement between Registrant and Accredited Investors dated December 11, 2020 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed November 23, 2020)

10.77	List of Accredited Investors to December 11, 2020 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed December 14, 2020)
10.78	Form of Subscription Agreement between Registrant and Accredited Investors dated December 21, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed November 23, 2020)
10.79

Form of Registration Rights Agreement between Registrant and Accredited Investors dated December 21, 2020 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed November 23, 2020)

10.80	List of Accredited Investors to December 21, 2020 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed December 23, 2020)
10.81	Form of Subscription Agreement between Registrant and Accredited Investors dated January 5, 2021 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed November 23, 2020)
10.82

Form of Registration Rights Agreement between Registrant and Accredited Investors dated January 5, 2021 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed November 23, 2020)

10.83	List of Accredited Investors to January 5, 2021 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed January 5, 2021)
10.84	Form of Subscription Agreement between Registrant and Accredited Investors dated March 29, 2021 *
10.85	Form of Registration Rights Agreement between Registrant and Accredited Investors dated March 29, 2021 *
10.86	Form of Warrant Agreement between Registrant and Accredited Investors dated March 29, 2021 *
10.87	List of Accredited Investors to March 29, 2021 Subscription Agreement *
21.1	Schedule of Subsidiaries (incorporated by reference from Exhibit 21.1 of Annual Report on Form 10-K filed March 29, 2018)
23.1	Consent of MSL, P.A.*
31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker*
31.2	Rule 13a-14 and 15d-14 Certification of Cynthia L. French*
32.1	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. French*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*   Filed herewith

** Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2021
PARKERVISION, INC.
By: /s/ Jeffrey L. Parker
Jeffrey L. Parker
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Jeffrey L. Parker	Chief Executive Officer and	March 31, 2021
Jeffrey L. Parker	Chairman of the Board (Principal
Executive Officer)

By: /s/ Cynthia L. French	Chief Financial Officer (Principal	March 31, 2021
Cynthia L. French	Financial Officer and Principal
Accounting Officer) and Corporate Secretary

By: /s/ Frank N. Newman	Director	March 31, 2021
Frank N. Newman

By: /s/ Paul A. Rosenbaum	Director	March 31, 2021
Paul A. Rosenbaum

By: /s/ Robert G. Sterne	Director	March 31, 2021
Robert G. Sterne