Form 10-Q
period 2021-03-31
PARKERVISION INC
filed 2021-05-17
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021,  72,238,730 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	March 31,	December 31,
	2021	2020
CURRENT ASSETS:
Cash and cash equivalents	$2,247	$1,627
Prepaid expenses	682	599
Other current assets	13	8
Total current assets	2,942	2,234

Property and equipment, net	27	30
Intangible assets, net	2,077	2,170
Operating lease right-of-use assets	10	10
Other assets, net	12	12
Total assets	$5,068	$4,456

CURRENT LIABILITIES:
Accounts payable	$849	$4,318
Accrued expenses:
Salaries and wages	41	19
Professional fees	130	128
Statutory court costs	109	251
Other accrued expenses	476	936
Related party note payable, current portion	101	100
Secured note payable, current portion	-	26
Unsecured notes payable, current portion	90	65
Operating lease liabilities, current portion	152	146
Total current liabilities	1,948	5,989

LONG-TERM LIABILITIES:
Secured contingent payment obligation	33,458	33,057
Unsecured contingent payment obligations	5,383	5,222
Convertible notes, net	3,465	3,018
Related party note payable, net of current portion	680	703
Operating lease liabilities, net of current portion	119	159
Unsecured notes payable	104	129
Total long-term liabilities	43,209	42,288
Total liabilities	45,157	48,277

SHAREHOLDERS' DEFICIT:
Common stock, $.01 par value, 140,000 shares authorized, 69,887 and 58,591 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	699	586
Additional paid-in capital	382,761	376,954
Accumulated deficit	(423,549)	(421,361)
Total shareholders' deficit	(40,089)	(43,821)
Total liabilities and shareholders' deficit	$5,068	$4,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Product revenue	$-	$-
Cost of sales	-	-
Gross margin	-	-

Selling, general and administrative expenses	2,280	5,495
Total operating expenses	2,280	5,495

Interest expense	(37)	(186)
Change in fair value of contingent payment obligations	(150)	(2,240)
Total interest and other	(187)	(2,426)

Net loss	(2,467)	(7,921)

Other comprehensive loss, net of tax	-	-

Comprehensive loss	$(2,467)	$(7,921)

Basic and diluted net loss per common share	$(0.04)	$(0.21)

Weighted average common shares outstanding	63,695	38,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands)

	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2020	$586	$376,954	$(421,361)	$(43,821)
Cumulative effect of change in accounting principle	-	(1,126)	279	(847)
Issuance of common stock and warrants in public and private offerings, net of issuance costs	62	4,734	-	4,796
Issuance of common stock upon exercise of options and warrants	27	397	-	424
Issuance of common stock and warrants for services	6	391	-	397
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	17	459	-	476
Share-based compensation, net of shares withheld for taxes	1	952	-	953
Comprehensive loss for the period	-	-	(2,467)	(2,467)
Balance as of March 31, 2021	$699	$382,761	$(423,549)	$(40,089)

	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2019	$341	$368,345	$(401,783)	$(33,097)
Issuance of common stock and warrants in public and private offerings, net of issuance costs	39	2,811	-	2,850
Issuance of common stock upon exercise of warrants	14	487	-	501
Issuance of common stock and warrants for services	5	219	-	224
Issuance of convertible debt with beneficial conversion feature	-	173	-	173
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	7	187	-	194
Issuance of common stock upon conversion of short-term loans and payables	22	318	-	340
Share-based compensation, net of shares withheld for taxes	3	458	-	461
Comprehensive loss for the period	-	-	(7,921)	(7,921)
Balance as of March 31, 2020	$431	$372,998	$(409,704)	$(36,275)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,467)	$(7,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97	208
Share-based compensation	953	461
Noncash lease expense	-	28
Loss on changes in fair value of contingent payment obligations	150	2,240
Loss on disposal of equipment and other assets	-	33
Warrant expense	-	1,775
Changes in operating assets and liabilities:
Prepaid expenses and other assets	282	107
Accounts payable and accrued expenses	(3,970)	1,851
Operating lease liabilities	(34)	(83)
Total adjustments	(2,522)	6,620
Net cash used in operating activities	(4,989)	(1,301)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1)	-
Net cash used in investing activities	(1)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, contingent payment rights and warrants in public and private offerings	5,208	1,075
Net proceeds from exercise of options and warrants	424	501
Net proceeds from debt financings	-	1,050
Principal payments on notes payable	(22)	(1,209)
Net cash provided by financing activities	5,610	1,417

NET INCREASE IN CASH AND CASH EQUIVALENTS	620	116

CASH AND CASH EQUIVALENTS, beginning of period	1,627	57

CASH AND CASH EQUIVALENTS, end of period	$2,247	$173

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

We have designed and developed proprietary radio frequency (“RF”) technologies and integrated circuits for use in wireless communication products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions. We believe certain patents protecting our proprietary technologies have been broadly infringed by others, and therefore the primary focus of our business plan is the enforcement of our intellectual property rights through patent infringement litigation and licensing efforts. We currently have patent enforcement actions ongoing in various U.S. district courts against providers of mobile handsets,  smart televisions and other WiFi products and, in certain cases, their chip suppliers for the infringement of a number of our RF patents.  We have made significant investments in developing and protecting our technologies.

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

We have incurred significant losses from operations and negative cash flows from operations in every year since inception and have utilized the proceeds from the sales of debt and equity securities and contingent funding arrangements with third parties to fund our operations, including the cost of litigation.  For the three months ended March 31,  2021, we incurred a net loss of approximately $2.5 million and negative cash flows from operations of approximately $5.0 million.  At March 31,  2021, we had cash and cash equivalents of approximately $2.2 million and an accumulated deficit of approximately $423.5 million.  Additionally, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these condensed consolidated financial statements.

For the three months ended March 31,  2021, we received aggregate net proceeds from equity financings of approximately $5.2 million and proceeds from the exercise of outstanding options and warrants of approximately $0.4 million.    We used a significant portion of these proceeds to pay current obligations resulting in a reduction in our accounts payable and accrued expenses of approximately $4.0 million for the three months ended March 31, 2021.  Our current capital resources may not be sufficient to meet our short-term liquidity needs and we may be required to seek additional capital.

Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations, (ii) our ability to control operating costs, and/or (iii) our ability to obtain additional debt or equity financing, if needed.  We expect that proceeds received by us from patent enforcement actions and technology licenses over the next twelve months may not be sufficient to cover our working capital requirements.  In the event we do not generate revenues, or other patent-related proceeds, sufficient to cover our operational costs and contingent repayment obligations, we will be required to raise additional working capital through the sale of equity securities or other financing arrangements.

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

3.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the period ended March 31,  2021 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three months ended March 31,  2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

The year-end condensed consolidated balance sheet data was derived from audited financial statements for the year ended December 31, 2020.  Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements.  These interim condensed consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”).

The condensed consolidated financial statements include the accounts of ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH, after elimination of all intercompany transactions and accounts.

4.  Accounting Policies

There have been no changes in accounting policies from those stated in our 2020 Annual Report, other than as described below.  We do not expect any newly effective accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.

We adopted Accounting Standards Update (“ASU”) 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” as of January 1, 2021.  ASU 2020-06 simplifies accounting for convertible instruments, eliminating separation accounting for certain embedded conversion features.   We used the modified retrospective method of adoption which allows for application of the guidance to transactions outstanding at the beginning of the fiscal year of adoption with the cumulative effect of the change being recorded as an adjustment to beginning retained earnings.  Our adoption of ASU 2020-06 resulted in an increase to our long-term debt of approximately $0.8 million, a decrease in additional paid-in-capital of approximately $1.1 million, and an adjustment to our beginning accumulated deficit of $0.3 million resulting from the elimination of the previously recognized beneficial conversion feature as a debt discount.

5.  Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive.

We have shares underlying outstanding options, warrants, unvested restricted stock units (“RSUs”) and convertible notes that were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.  These common share equivalents at March 31,  2021 and 2020 were as follows (in thousands):

	March 31,
	2021	2020
Options outstanding	24,875	12,176
Warrants outstanding	12,169	15,920
Unvested RSUs	85	750
Shares underlying convertible notes	21,957	23,807
	59,086	52,653

6.  Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid services	$470	$408
Prepaid bonds for German statutory costs	136	142
Prepaid licenses, software tools and support	24	21
Prepaid insurance	31	11
Other prepaid expenses	21	17
	$682	$599

Prepaid services include approximately $0.4 million and $0.1 million of consulting services paid in shares of stock or warrants to purchase shares of stock in the future at March 31,  2021 and December 31, 2020, respectively.

7.  Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Patents and copyrights	$14,948	$14,948
Accumulated amortization	(12,871)	(12,778)
	$2,077	$2,170

8. Debt

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

Secured Note Payable

Our secured note payable as of December 31, 2020 represented default interest accrued related to a note payable to Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C (“Mintz”) for outstanding fees and expenses.  Additionally, as of December 31, 2020, we had approximately $3.1 million in accounts payable to Mintz for outstanding fees and expenses.  We  also had approximately $3.6 million in disputed legal fees and expenses billed by Mintz that we treated as a loss contingency that was not probable as of December 31, 2020 and accordingly, for which we recognized no expense in the consolidated financial statements.   On March 29, 2021, we entered into an agreement with Mintz to satisfy our outstanding obligations to Mintz.  Under the terms of the agreement, (i) Mintz waived all past defaults on the note resulting in a reversal of previously accrued interest, (ii) we paid Mintz a lump-sum payment of $3.0 million in satisfaction of all outstanding obligations including our accounts payable to Mintz and all disputed and unrecorded billings, and (iii) Mintz agreed to a significant reduction in future success fees that might be payable to Mintz from patent-related proceeds.

Unsecured Notes Payable

Unsecured notes payable at March 31,  2021 represents a  Paycheck Protection Program loan of approximately $0.2 million received in May 2020.  The loan is eligible for forgiveness provided that (i) we used the loan proceeds exclusively for allowed costs including payroll, employee group health benefits, rent and utilities and (ii) employee and compensation levels were maintained during the coverage period.  If the loan is not forgiven, it will accrue interest at a rate of 1%, computed on a simple interest basis, and we will be required to make monthly repayments of approximately $8,000 per month commencing on the later of May 1, 2021, or, in the event an application for forgiveness is submitted, such date that a determination is made on the forgiveness application.  The loan will mature on May 3, 2022, at which time any unpaid principal and accrued interest will be due and payable.  We applied for loan forgiveness in April 2021 and believe we meet the criteria for forgiveness of the loan in full.  Currently, a determination of loan forgiveness has not yet been made.

Convertible Notes

Our convertible notes represent five-year promissory notes that are convertible, at the holders’ option, into shares of our common stock at fixed conversion prices.  Interest payments are made on a quarterly basis and are payable, at our option, subject to certain equity conditions, in either cash, shares of our common stock, or a combination thereof.  To date, all interest payments on the convertible notes have been made in shares of our common stock.   We have recognized the convertible notes as debt in our condensed consolidated financial statements.  The fixed conversion prices of certain of the notes were below the market value of our common stock on the closing date resulting in the recognition of a beneficial conversion feature that was recorded as a discount on the convertible notes at the note inception date, with a corresponding increase to additional paid in capital.   Upon our adoption of ASU 2020-06 on January 1, 2021, the beneficial conversion feature was eliminated, resulting in an increase of $0.8 million to convertible debt and a cumulative adjustment to beginning accumulated deficit of $0.3 million, representing the discount amortization recognized prior to adoption of the new standard (see Note 4).

We have the option to prepay the majority of the notes, subject to a premium on the outstanding principal prepayment amount of 25% prior to the two-year anniversary of the note issuance date, 20% prior to the three-year anniversary of the note issuance date, 15% prior to the four-year anniversary of the note issuance date, or 10% thereafter.  The notes provide for events of default that include failure to pay principal or interest when due, breach of any of the representations, warranties, covenants or agreements made by us, events of liquidation or bankruptcy, and a change in control.  In the event of default, the interest rate increases to 12% per annum  and the outstanding principal balance of the notes plus all accrued interest due may be declared immediately payable by the holders of a majority of the then outstanding principal balance of the notes.

Convertible notes payable at March 31,  2021 and December 31, 2020 consist of the following (in thousands):

	Fixed			Principal Outstanding as of
	Conversion	Interest		March 31,	December 31,
Description	Rate	Rate	Maturity Date	2021	2020
Convertible notes dated September 10, 2018	$0.40	8.0%	September 7, 2023	$600	$600
Convertible note dated September 19, 2018	$0.57	8.0%	September 19, 2023	425	425
Convertible notes dated February/March 2019	$0.25	8.0%	February 28, 2024 to March 13, 2024	900	1,300
Convertible notes dated June/July 2019	$0.10	8.0%	June 7, 2024 to July 15, 2024	340	340
Convertible notes dated July 18, 2019	$0.08	7.5%	July 18, 2024	700	700
Convertible notes dated September 13, 2019	$0.10	8.0%	September 13, 2024	50	50
Convertible notes dated January 8, 2020	$0.13	8.0%	January 8, 2024	450	450
Total principal balance				3,465	3,865
Less unamortized discount				-	847
				$3,465	$3,018

For the three months ended March 31, 2021, convertible notes with a face value of $0.4 million were converted, at the option of the holder, into 1,600,000 shares of our common stock and we recognized interest expense of approximately $0.07 million related to the contractual interest which we elected to pay

in shares of our common stock.   For the three months ended March 31, 2021, we issued approximately 98,000 shares of our common stock as interest-in-kind payments on our convertible notes.

At March 31, 2021, we estimate our convertible notes have an aggregate fair value of approximately $2.7 million and would be categorized within Level 2 of the fair value hierarchy.

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair market value, for the three months ended March 31,  2021 and the year ended December 31, 2020 (in thousands):

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Secured contingent payment obligation, beginning of period	$33,057	$26,651
Change in fair value	401	6,406
Secured contingent payment obligation, end of period	$33,458	$33,057

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to Brickell Key Investments, LP (“Brickell”) under a February 2016 funding agreement, as amended.  Brickell is entitled to priority payments of 55% to 100% of proceeds received from all patent-related actions until such time that Brickell has been repaid its minimum return.  The minimum return is determined as a multiple of the funded amount that increases over time.  The estimated minimum return due to Brickell was approximately $43.1 million and $42.0 million as of March 31, 2021 and December 31, 2020, respectively.  In addition, Brickell is entitled to a pro rata portion of proceeds from specified legal actions to the extent aggregate proceeds from those actions exceed the minimum return.  The range of potential proceeds payable to Brickell is discussed more fully in Note 9.   As of March 31,  2021, we are in compliance with our obligations under this agreement.

We have elected to measure our secured contingent payment obligation at its estimated fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods (see Note 9).  The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the condensed consolidated statements of comprehensive loss until the contingency is resolved.

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair market value, for the three months ended March 31,  2021 and the year ended December 31, 2020 (in thousands):

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Unsecured contingent payment obligations, beginning of period	$5,222	$-
Reclassification of other liabilities	-	1,003
Issuance of contingent payment rights	412	2,258
Change in fair value	(251)	1,961
Unsecured contingent payment obligations, end of period	$5,383	$5,222

Our unsecured contingent payment obligations represent amounts payable to others from future patent-related proceeds including (i) a termination fee due to a litigation funder and (ii) contingent payment rights issued to accredited investors in connection with equity financings (“CPRs”). We have elected to measure these unsecured contingent payment obligations at their estimated fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The unsecured contingent payment obligations will be remeasured to fair value at each reporting period with changes recorded in the condensed consolidated statements of comprehensive loss until the contingency is resolved (see Note 9).   During the three months ended March 31,  2021, we received proceeds of $1.0 million from the sale of common stock with CPRs, of which approximately $0.4 million was allocated to the CPRs.  Our aggregate maximum obligation under the unsecured contingent payment obligations is $10.8 million as of March 31, 2021.

9. Fair Value Measurements

The following tables summarize the fair value of our assets and liabilities measured at fair value on a recurring basis as of March 31,  2021 and December 31, 2020 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021:
Liabilities:
Secured contingent payment obligation	$33,458	$-	$-	$33,458
Unsecured contingent payment obligations	5,383	-	-	5,383

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020:
Liabilities:
Secured contingent payment obligation	$33,057	$-	$-	$33,057
Unsecured contingent payment obligations	5,222	-	-	5,222

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used a risk-adjusted discount rate of 14.26% at March 31,  2021, based on a risk-free rate of 0.26% as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at March 31,  2021, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$0.0	$50.5	$78.2	$$0.0	$$8.1	$$10.8
Duration (in years)	1.0	2.8	3.8	1.5	2.8	3.8
Estimated probabilities	5%	23%	25%	25%	25%	25%

We evaluate the estimates and assumptions used in determining the fair value of our contingent payment obligations each reporting period and make any adjustments prospectively based on those evaluations.   Changes in any of these Level 3 inputs could result in a significantly higher or lower fair value measurement.

10.  Legal Proceedings

From time to time, we are subject to legal proceedings and claims which arise in the ordinary course of our business. These proceedings include patent enforcement actions initiated by us against others for the infringement of our technologies, as well as proceedings brought by others against us, including proceedings at the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (“PTAB”).

As of March 31, 2021, and December 31, 2020, we have accrued an aggregate of $0.11 million and $0.25 million, respectively, for actual and estimated costs assessed on cases in Germany in which we did not prevail.  We also have a bond posted in Germany with a value of $0.14 million that upon release is expected to fully satisfy these accrued costs.  The bond is recorded in prepaid expenses (see Note 6).  In  May 2021, the bond was released and statutory court costs were paid in full.

ParkerVision v. Qualcomm (Middle District of Florida)

We have a patent infringement complaint pending in the Middle District of Florida against Qualcomm Incorporated and Qualcomm Atheros, Inc. (collectively “Qualcomm”) seeking approximately $1.3 billion in damages for infringement of four of our patents (the “Qualcomm Action”).  HTC Corporation and HTC America, Inc. (collectively “HTC”) were also defendants in this case but we voluntarily dismissed our claims against HTC and HTC dismissed their related counter-claims against us in October 2020.  Qualcomm has pending counterclaims against us for non-infringement and invalidity for all patents in the case.  The case was filed in May 2014 and stayed in February 2016 pending decisions in other cases, including the appeal of a PTAB proceeding with regard to U.S. patent 6,091,940 (“the ‘940 Patent”) asserted in this case.  In March 2017, the PTAB ruled in our favor on three of the six petitions (the method claims), ruled in Qualcomm’s favor on two of the six petitions (the apparatus claims) and issued a split decision on the claims covered in the sixth petition.  In September 2018, the Federal Circuit upheld the PTAB’s decision with regard to the ‘940 Patent and, in January 2019, the court lifted the stay in this case.  In July 2019, the court issued an order that granted our proposed selection of patent claims from four asserted patents, including the ‘940 Patent, and denied Qualcomm’s request to limit the claims and patents. The court also agreed that we may elect to pursue accused products that were at issue at the time the case was stayed, as well as new products that were released by Qualcomm during the pendency of the stay.  In September 2019, Qualcomm filed a motion for partial summary judgement in an attempt to exclude certain patents from the case, including the ‘940 Patent.  The court denied this motion in January 2020.  In April 2020, the court issued its claim construction order in which the court adopted our proposed construction for seven of the ten disputed terms and adopted slightly modified versions of our proposed construction for the remaining terms.  Due to the impact of COVID-19, a number of the scheduled deadlines in this case were moved including the trial commencement date which was rescheduled from December 2020 to May 2021.  We are seeking $1.3 billion in royalties owed to us by Qualcomm for its unauthorized use of our technology, based on a report submitted by our damages expert in this case in October 2020.  Such amount excludes additional amounts requested by us for interest and enhanced damages for willful infringement.  Ultimately, the amount of damages, if any, will be determined by the court.  Discovery was expected to close in December 2020; however, the court allowed us to designate a substitute expert due to medical issues with one of our experts in the case.  Accordingly, the close of discovery was delayed until January 2021.  As a result of these delays, the court rescheduled the trial commencement date from May 3, 2021 to July 6, 2021.  Fact and expert discovery in this case are closed, expert reports have been submitted, and summary judgement and Daubert briefings have been completed by the parties.  In March 2021, the court granted Qualcomm’s motion to strike certain of our 2020 infringement contentions.  A number of outstanding motions are pending decisions by the court.  On March 26, 2021, the court further delayed the trial date citing backlog due to the pandemic, among other factors.  A new trial date has not yet been set although the court indicated the case was unlikely to be tried before November or December 2021.  We are represented in this case on a full contingency fee basis.

ParkerVision v. Apple and Qualcomm (Middle District of Florida)

In December 2015, we filed a patent infringement complaint in the Middle District of Florida against Apple Inc. (“Apple”), LG Electronics, Inc., LG Electronics U.S.A., Inc. and LG Electronics MobileComm U.S.A., Inc. (collectively “LG”), Samsung Electronics Co. Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America LLC, and Samsung Semiconductor, Inc. (collectively “Samsung”), and Qualcomm alleging infringement of four of our patents. In February 2016, the district court proceedings were stayed pending resolution of a corresponding case filed at the International Trade Commission (“ITC”). In July 2016, we entered into a patent license and settlement agreement with Samsung and, as a result, Samsung was dismissed from the district court action. In March 2017, we filed a motion to terminate the ITC proceedings and a corresponding motion to lift the stay in the district court case. This motion was granted in May 2017. In July 2017, we filed a motion to dismiss LG from the district court case and re-filed our claims against LG in the District of New Jersey (see ParkerVision v. LG below).  Also in July 2017, Qualcomm filed a motion to change venue to the Southern District of California, and Apple filed a motion to dismiss for improper venue. In March 2018, the district court ruled against the Qualcomm and Apple motions. The parties also filed a joint motion in March 2018 to eliminate three of the four patents in the case in order to expedite proceedings leaving our U.S. patent 9,118,528 as the only remaining patent in this case. A claim construction hearing was held on August 31, 2018. In July 2019, the court issued its claim construction order in which the court adopted our proposed claim construction for two of the six terms and the “plain and ordinary meaning” on the remaining terms. In addition, the court denied a motion filed by Apple for summary judgment.  Fact discovery has closed in this case and a jury trial was scheduled to begin in August 2020.  In March 2020, as a result of the impact of COVID-19, the parties filed a motion requesting an extension of certain deadlines in the case. In April 2020, the court stayed this proceeding pending the outcome of the Qualcomm Action.  We are represented in this case on a limited success fee basis.

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

ParkerVision v. Intel (Western District of Texas)

In February 2020, we filed a patent infringement complaint in the Western District of Texas against Intel Corporation (“Intel”) alleging infringement of eight of our patents. The complaint was amended in May 2020 to add two additional patents.  In June 2020, we requested that one of the patents be dropped from this case and filed a second case in the Western District of Texas that included this dismissed patent (see ParkerVision v. Intel II below).  Intel’s response to our complaint was filed in June 2020 denying infringement and claiming invalidity of the patents.  Intel has also filed a motion to transfer venue which has not yet been ruled on by the court.  The court issued its claim construction ruling in January 2021 in which the majority of the claims were decided in our favor.  The case is scheduled for trial beginning February 7, 2022.  We are represented in this case on a full contingency basis.

Intel v. ParkerVision (PTAB)

Intel filed petitions for Inter Partes Review (“IPR”) against U.S. patent 7,539,474 (“the ‘474 Patent”), U.S. patent 7,110,444 (“the ‘444 Patent”) and U.S. patent 8,190,108 (“the ‘108 Patent”), all of which are patents asserted in ParkerVision v. Intel.   In January 2021, the PTAB issued its decision to institute IPR proceedings for the ‘444 Patent and the ‘474 Patent.  Our response to the instituted IPRs was submitted in April 2021.  The PTAB has not yet issued a decision for the ‘108 Patent.

ParkerVision v. Intel II (Western District of Texas)

In June 2020, to reduce the number of claims in ParkerVision v. Intel,  we filed a second patent infringement complaint in the Western District of Texas against Intel that included a single patent that we voluntarily dismissed from the original case.   In July 2020, we amended our complaint adding two more patents to the case.  The claim construction hearing is expected to be scheduled after May 2021 and the case is scheduled for trial beginning March 17, 2022.  We are represented in this case on a full contingency fee basis.

ParkerVision filed a number of additional patent cases in the Western District of Texas including cases against (i) TCL Industries Holdings Co., Ltd, a Chinese company, TCL Electronics Holdings Ltd., Shenzhen TCL New Technology Co., Ltd, TCL King Electrical Appliances (Huizhou) Co., Ltd., TCL Moka Int’l Ltd. and TCL Moka Manufacturing S.A. DE C.V. (collectively “TCL”), (ii) Hisense Co., Ltd. and Hisense Visual Technology Co., Ltd (collectively “Hisense”), a Chinese company, (iii) Buffalo Inc., a Japanese company (“Buffalo”)and (iv) Zyxel Communications Corporation, a Chinese multinational electronics company headquartered in Taiwan, (“Zyxel”).  Each case alleges infringement of the same ten patents by products that incorporate modules containing certain Wi-Fi chips manufactured by Realtek and/or MediaTek.  Each of the defendants have filed responses denying infringement and claiming invalidity of the patents, among other defenses.  The court has set Markman hearings in these cases for October 2021 and estimated trial dates for December 2022.  We are represented in each of these cases on a full contingency fee basis.

11. Stock Issuance

Stock and Warrant Issuances – Equity Based Financings

Private Placements with Accredited Investors

In January 2021, we entered into securities purchase agreements with accredited investors for the sale of an aggregate of 2,976,430 shares of our common stock at a price of $0.35 per share for aggregate proceeds of $1.0 million.  The securities purchase agreements include CPRs.  Approximately $0.4 million of the proceeds were allocated to unsecured contingent payment obligations based on the initial fair value estimate of the CPRs (see Note 8).  The shares were registered for resale on a registration statement that was declared effective on April 26, 2021 (File No. 333-255217).

In March 2021, we entered into securities purchase agreements with accredited investors for the sale of 3,230,942 shares of our common stock and 1,619,289 warrants at a price of $1.29 per common share for aggregate proceeds of approximately $4.2 million.  The warrants have an exercise price of $1.75 per share and expire in March 2026.  The shares, including the shares underlying the warrants, were registered for resale on a registration statement that was declared effective on April 26, 2021 (File No. 333-255217).  We used $3.0 million of the proceeds from this transaction to satisfy our obligations to Mintz (see Note 8).

Stock Issuances – Payment for Services

In January 2021, we amended our business consulting and retention agreement with Chelsea Investor Relations to increase the compensation for services over the remaining term and to extend the term of the agreement through February 2024.  As consideration for the amended agreement, we issued 500,000 shares of unregistered common stock in exchange for a nonrefundable retainer for services valued at approximately $0.33 million.  The value of the stock issued is being recognized as consulting expense over the term of the agreement.  The shares were registered for resale on a registration statement that was declared effective on April 26, 2021 (File No. 333-255217).

In January 2021, we also issued 50,000 shares of our unregistered common stock, valued at approximately $0.03 million, as compensation for three months of shareholder awareness services provided by a third party.  In April 2021, we issued this third party an additional 50,000 shares of our unregistered common stock, valued at approximately $0.07 million as compensation for services over the remaining term of the agreement.

Common Stock Warrants

As of March 31, 2021, we had outstanding warrants for the purchase of up to 12.2 million shares of our common stock.  The estimated grant date fair value of these warrants of $3.1 million is included in additional paid-in capital in our condensed consolidated balance sheets.  As of March 31, 2021, our outstanding warrants have an average exercise price of $0.68 per share and a weighted average remaining life of approximately 3.4 years.

12. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2020 Annual Report.

The following table presents share-based compensation expense included in our condensed consolidated statements of comprehensive loss for the three months ended March 31,  2021 and 2020, respectively (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Selling, general and administrative expenses	$953	$461
Total share-based compensation expense	$953	$461

As of March 31,  2021, there was $5.3 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  The cost is expected to be recognized over a weighted-average remaining life of approximately 2 years.

During the three months ended March 31, 2021,  our board of directors (“Board”) amended our 2019 Long-Term Incentive Plan (“the 2019 Plan”) to increase the number of shares of common stock reserved for issuance under the 2019 Plan from 12 million to 27 million shares.    The Board also approved awards under the 2019 Plan of 11.9 million nonqualified stock options to executives and other key employees and an aggregate of 1.1 million nonqualified stock options to non-employee directors.  The options are exercisable at $0.54 per share, vest in eight equal quarterly installments commencing March 31, 2021, and expire on January 11, 2026.

Non-Employee Compensation

On March 9, 2021, we granted approximately 32,000 shares under our 2019 Plan to a consultant for business communications services over a one-year term valued at approximately $0.05 million.  The value of the shares issued will be recognized as consulting expense over the term of the agreement.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This quarterly report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations contained in this Item.  When used in this quarterly report and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “expects”, “will likely result”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements.”  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made.  Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties identified in our annual report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report”) and in this Item 2 of Part I of this quarterly report.  Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on key suppliers, reliance on our intellectual property, the outcome of our intellectual property litigation and the ability to obtain adequate financing in the future.  We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

Corporate Website

We announce investor information, including news and commentary about our business, financial performance and related matters, SEC filings, notices of investor events, and our press and earnings releases, in the investor relations section of our website (http://ir.parkervision.com). Additionally, if applicable, we webcast our earnings calls and certain events we participate in or host with members of the investment community in the investor relations section of our website.   Investors and others can receive notifications of new information posted in the investor relations section in real time by signing up for email alerts and/or RSS feeds.  Further corporate governance information, including our governance guidelines, board of directors (“Board”) committee charters, and code of conduct, is also available in the investor relations section of our website under the heading “Corporate Governance.”  The content of our website is not incorporated by reference into this Quarterly Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

For the three months ended March 31, 2021, we incurred a net loss of approximately $2.5 million and negative cash flows from operations of approximately $5.0 million.  At March 31,  2021, we had cash and cash equivalents of approximately $2.2 million and an accumulated deficit of approximately $423.6 million.  Additionally, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of our condensed consolidated financial statements.

We used cash for operations of approximately $5.0 million and $1.3 million for the three months ended March 31,  2021 and 2020, respectively.  The increase in cash used for operations from 2020 to 2021 is primarily due to the use of approximately $4.0 million in cash for the reduction of accounts payables and accrued expenses during the three months ended March 31, 2021, as compared to a $1.9 million increase in accounts payable and accrued expenses during the three months ended March 31, 2020.   This increase in use of cash is somewhat offset by a reduction in cash-based operating costs from 2020 to 2021.  For the three months ended March 31,  2021, we received aggregate net proceeds from the sale of debt and equity securities, including the exercise of outstanding options and warrants, of approximately $5.6 million compared to approximately $2.6 million in proceeds received for the three months ended March 31,  2020.  We repaid approximately $0.02 million and $1.2 million, respectively in debt obligations during the three months ended March 31,  2021 and 2020.

Our current capital resources may not be sufficient to meet our short-term liquidity needs and we may be required to seek additional capital.  Our ability to meet our short-term liquidity needs, including our debt repayment obligations, is dependent upon (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations to third-party litigation funders, legal counsel, and other investors;  (ii) our ability to control operating costs, and (iii) our ability to raise additional capital from the sale of debt or equity securities or other financing arrangements, if needed.

Patent enforcement litigation is costly and time-consuming and the outcome is difficult to predict.   We expect to continue to invest in the support of our patent enforcement and licensing programs.  We expect that revenue generated from patent enforcement actions and/or technology licenses in 2021, if any, after deduction of payment obligations to third-party litigation funders, legal counsel, and other investors, may not be sufficient to cover our operating expenses.  In the event we do not generate revenues, or other patent-related proceeds, sufficient to cover our operational costs and contingent repayment obligations, we will be required to raise additional working capital through the sale of equity securities or other financing arrangements.

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

Financial Condition

We had working capital of approximately $1.0 million at March 31, 2021, compared to a working capital deficit of approximately $3.8 million at December 31, 2020, an increase of approximately $4.8 million.  This increase in working capital is primarily the result of a $4.0 million decrease in accounts payable and accrued expenses during the three months ended March 31, 2021, including a $3.0 million payment to a law firm in settlement of outstanding fees and expenses and a reduction in potential success fees payable to the firm from future patent-related proceeds.  The decrease in accounts payable and accrued expenses was funded by proceeds from the issuance of debt and equity securities.

Results of Operations for Each of the Three Months Ended March 31,  2021 and 2020

Revenue and Gross Margin

We reported no licensing revenue for the three-month periods ended March 31,  2021 or 2020.  Although we do anticipate licensing revenue and/or settlement gains to result from our licensing and patent enforcement actions, the amount and timing is highly unpredictable and there can be no assurance that we will achieve our anticipated results.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of litigation fees and expenses, personnel and related costs, including share-based compensation, for executive, Board, finance and accounting and technical support personnel for our patent enforcement program, and costs incurred for insurance, outside accounting and legal professional fees, shareholder relations and noncash expenses including amortization and expense recognized in connection with contract amendments.

Our selling, general and administrative expenses decreased by approximately $3.2 million, or 58%, during the three months ended March 31,  2021 when compared to the same period in 2020.  This is primarily due to a $2.2 million decrease in litigation expenses resulting from the stay in the Qualcomm and Apple infringement case in Florida and a $1.8 million decrease in warrant expense associated with a warrant amendment in February 2020.  These decreases are partially offset by a  $0.5 million increase in  share-based compensation.

The increase in our share-based compensation is the result of share-based compensation expense attributed to nonqualified stock options awarded to executives, key employees and nonemployee directors in January 2021 as more fully discussed in Note 12 to our condensed consolidated financial statements.   As of March 31, 2021, we had $5.3 million of total unrecognized compensation cost related to all non-vested share-based compensation awards that is expected to be recognized over a period of approximately 2 years.

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

For the three months ended March 31, 2021, we recorded an aggregate increase in the fair value of our secured and unsecured contingent payment obligations of approximately $0.2 million, compared to an increase of approximately $2.2 million for the three months ended March 31, 2020.  The change in fair value for the three months ended March 31, 2020 included a $1.4 million increase in the fair value of unsecured payment obligations resulting from a termination fee due on a failed litigation funding arrangement incurred in March 2020.  In addition, the change in fair value for the three months ended March 31, 2020 was impacted by the sharp decrease in the risk free interest rate used to discount projected future cash flows as a result of the Federal Reserve lowering rates to stimulate economic activity amidst the COVID-19 pandemic.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of March 31, 2021, we had outstanding warrants to purchase approximately 12.2 million shares of our common stock.  The estimated grant date fair value of these warrants of approximately $3.1 million is included in shareholders’ deficit in our condensed consolidated balance sheets.  The outstanding warrants have a weighted average exercise price of $0.68 per share and a weighted average remaining life of approximately 3.4 years.

Critical Accounting Policies

There have been no changes in accounting policies from those stated in our 2020 Annual Report, except as described in Note 4 of the interim condensed consolidated financial statements.  We do not expect any newly effective accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2021.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2021, we sold an aggregate of 2,976,430 shares of our common stock at a price of $0.35 per share in a private placement transaction with accredited investors for aggregate proceeds of $1.0 million.  The securities purchase agreements include contingent payment rights.  The shares sold were exempt from registration under Section 4(a)(2) of the Securities Act and were registered for resale on a Form S-1 registration statement that was declared effective on April 26, 2021 (File No. 333-255217).  The proceeds were used for working capital and general corporate purposes.

In January 2021, we issued 500,000 shares of our common stock as payment of a retainer valued at $325,000 in connection with an amendment to a business consulting and retention agreement with Chelsea Investor Relations.  The shares issued were exempt from registration under Section 4(a)(2) of the Securities Act and were registered for resale on a Form S-1 registration statement that was declared effective on April 26, 2021 (File No. 333-255217).).

In January 2021, we also issued 50,000 shares of our unregistered common stock, valued at approximately $0.03 million, as compensation for three months of shareholder awareness services provided by a third party.  The shares issued were exempt from registration under Section 4(a)(2) of the Securities Act.  We have no obligation to register the shares.

In March 2021, we sold an aggregate of 3,230,942 shares of our common stock and 1,619,289 warrants to purchase shares of our common stock at a price of $1.29 per common share in a private placement transaction with accredited investors for aggregate proceeds of approximately $4.2 million.  The warrants are exercisable at a price of $1.75 per share and expire in March 2026. Upon cash exercise of the warrants, we will receive additional proceeds of approximately $2.8 million.  The shares sold were exempt from registration under Section 4(a)(2) of the Securities Act and the shares, including the shares underlying the warrants, were registered for resale on a Form S-1 registration statement that was declared effective on April 26, 2021 (File No. 333-255217).  We used $3.0 million of the proceeds from this transaction in settlement of outstanding obligations to litigation counsel (see Note 8 to our condensed consolidated financial statements). The remaining proceeds, including any future proceeds received upon exercise of the warrants, will be used for working capital and general corporate purposes.

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

ParkerVision, Inc.
Registrant

May 17, 2021	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 17, 2021	By:	/s/Cynthia L. French
Cynthia L. French
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)