Form 10-Q
period 2021-06-30
PARKERVISION INC
filed 2021-08-13
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, 74,007,485 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	June 30,	December 31,
	2021	2020
CURRENT ASSETS:
Cash and cash equivalents	$1,487	$1,627
Prepaid expenses	636	599
Other current assets	62	8
Total current assets	2,185	2,234

Operating lease right-of-use assets	9	10
Intangible assets, net	1,974	2,170
Property, equipment and other assets, net	37	42
Total assets	$4,205	$4,456

CURRENT LIABILITIES:
Accounts payable	$564	$4,318
Accrued expenses:
Salaries and wages	97	19
Professional fees	44	128
Statutory court costs	-	251
Other accrued expenses	475	936
Related party note payable, current portion	758	100
Secured note payable, current portion	-	26
Unsecured notes payable	-	65
Operating lease liabilities, current portion	158	146
Total current liabilities	2,096	5,989

LONG-TERM LIABILITIES:
Secured contingent payment obligation	35,762	33,057
Convertible notes	3,465	3,018
Related party note payable, net of current portion	-	703
Unsecured contingent payment obligations	5,753	5,222
Operating lease liabilities, net of current portion	78	159
Other long-term liabilities	-	129
Total long-term liabilities	45,058	42,288
Total liabilities	47,154	48,277

SHAREHOLDERS' DEFICIT:
Common stock, $0.01 par value, 140,000 shares authorized, 72,663 and 58,591 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	727	586
Additional paid-in capital	384,279	376,954
Accumulated deficit	(427,955)	(421,361)
Total shareholders' deficit	(42,949)	(43,821)
Total liabilities and shareholders' deficit	$4,205	$4,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-

Selling, general and administrative expenses	1,848	2,328	4,128	7,823
Total operating expenses	1,848	2,328	4,128	7,823

Other income	194	-	194	-
Interest expense	(78)	(115)	(115)	(301)
Change in fair value of contingent payment obligations	(2,674)	(1,142)	(2,824)	(3,382)
Total interest and other	(2,558)	(1,257)	(2,745)	(3,683)

Net loss	(4,406)	(3,585)	(6,873)	(11,506)

Other comprehensive loss, net of tax	-	-	-	-

Comprehensive loss	$(4,406)	$(3,585)	$(6,873)	$(11,506)

Basic and diluted net loss per common share	$(0.06)	$(0.08)	$(0.10)	$(0.27)

Weighted average common shares outstanding	71,933	45,393	67,836	41,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands)

	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2020	$586	$376,954	$(421,361)	$(43,821)
Cumulative effect of change in accounting principle		(1,126)	279	(847)
Issuance of common stock and warrants in private offerings, net of issuance costs and initial fair value of contingent payment rights	62	4,734	-	4,796
Issuance of common stock upon exercise of options and warrants	27	397	-	424
Issuance of common stock and warrants for services	6	391	-	397
Issuance of common stock upon conversion of and payment of interest-in-kind on convertible debt	17	459	-	476
Share-based compensation, net of shares withheld for taxes	1	952	-	953
Comprehensive loss for the period	-	-	(2,467)	(2,467)
Balance as of March 31, 2021	$699	$382,761	$(423,549)	$(40,089)
Issuance of common stock and warrants in private offerings, net of issuance costs and initial fair value of contingent payment rights	-	(22)	-	(22)
Issuance of common stock upon exercise of options and warrants	25	373	-	398
Issuance of common stock and warrants for services	1	230	-	231
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	1	68	-	69
Share-based compensation, net of shares withheld for taxes	1	869	-	870
Comprehensive loss for the period	-	-	(4,406)	(4,406)
Balance as of June 30, 2021	$727	$384,279	$(427,955)	$(42,949)

	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2019	$341	$368,345	$(401,783)	$(33,097)
Issuance of common stock and warrants in public and private offerings, net of issuance costs and initial fair value of contingent payment rights	39	2,811	-	2,850
Issuance of common stock upon exercise of warrants	14	487	-	501
Issuance of common stock and warrants for services	5	219	-	224
Issuance of convertible debt with beneficial conversion feature	-	173	-	173
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	7	187	-	194
Issuance of common stock upon conversion of short-term loans and payables	22	318	-	340
Share-based compensation, net of shares withheld for taxes	3	458	-	461
Comprehensive loss for the period	-	-	(7,921)	(7,921)
Balance as of March 31, 2020	431	372,998	(409,704)	(36,275)
Issuance of common stock and warrants in private offerings, net of issuance costs and initial fair value of contingent payment rights	43	725	-	768
Issuance of common stock upon exercise of warrants	11	363	-	374
Issuance of common stock and warrants for services	1	13	-	14
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	1	66	-	67
Share-based compensation, net of shares withheld for taxes	4	299	-	303
Comprehensive loss for the period	-	-	(3,585)	(3,585)
Balance as of June 30, 2020	$491	$374,464	$(413,289)	$(38,334)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,873)	$(11,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	191	358
Share-based compensation	1,823	764
Noncash lease expense	1	57
Loss on changes in fair value of contingent payment obligations	2,824	3,382
Loss on disposal/impairment of equipment and other assets	12	394
Loan forgiveness	(194)	-
Noncash expense for amendment of equity-related agreements	-	2,211
Changes in operating assets and liabilities:
Prepaid expenses and other assets	441	266
Accounts payable and accrued expenses	(4,257)	1,251
Operating lease liabilities	(69)	(154)
Total adjustments	772	8,529
Net cash used in operating activities	(6,101)	(2,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2)	(3)
Net cash used in investing activities	(2)	(3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, including contingent payment rights, in private offerings	5,186	2,578
Net proceeds from exercise of options and warrants	822	875
Net proceeds from debt financings	-	1,244
Principal payments on long-term debt	(45)	(1,231)
Net cash provided by financing activities	5,963	3,466

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(140)	486

CASH AND CASH EQUIVALENTS, beginning of period	1,627	57

CASH AND CASH EQUIVALENTS, end of period	$1,487	$543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business

ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH (collectively “ParkerVision”, “we” or the “Company”), is in the business of innovating fundamental wireless technologies and products.

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

We have incurred significant losses from operations and negative cash flows from operations in every year since inception and have utilized the proceeds from the sales of debt and equity securities and contingent funding arrangements with third parties to fund our operations, including the cost of litigation. For the six months ended June 30, 2021, we incurred a net loss of approximately $6.9 million and negative cash flows from operations of approximately $6.1 million. At June 30, 2021, we had cash and cash equivalents of approximately $1.5 million, working capital of approximately $0.1 million, and an accumulated deficit of approximately $428.0 million. Additionally, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements. These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these condensed consolidated financial statements.

For the six months ended June 30, 2021, we received aggregate net proceeds from debt and equity financings of approximately $5.2 million and proceeds from the exercise of outstanding options and warrants of approximately $0.8 million. We used a significant portion of these proceeds to pay current obligations resulting in a reduction in our accounts payable and accrued expenses of approximately $4.3 million for the six months ended June 30, 2021. Our current capital resources may not be sufficient to meet our short-term liquidity needs and we may be required to seek additional capital.

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

3. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the period ended June 30, 2021 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or future years. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

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

We have shares underlying outstanding options, warrants, unvested restricted stock units (“RSUs”) and convertible notes that were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive. These common share equivalents at June 30, 2021 and 2020 were as follows (in thousands):

	June 30,
	2021	2020
Options outstanding	24,425	12,248
Warrants outstanding	9,819	14,850
Unvested RSUs	-	394
Shares underlying convertible notes	21,957	23,807
	56,201	51,299

6. Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid services	$561	$408
Prepaid bonds for German statutory costs	-	142
Prepaid insurance	41	21
Prepaid licenses, software tools and support	30	11
Other prepaid expenses	4	17
	$636	$599

Prepaid services at June 30, 2021 and December 31, 2020 include approximately $0.5 million and $0.1 million, respectively of consulting services paid in shares of stock or warrants to purchase shares of stock in the future.

7. Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Patents and copyrights	$14,826	$14,948
Accumulated amortization	(12,852)	(12,778)
	$1,974	$2,170

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

Unsecured Notes Payable

Unsecured notes payable at December 31, 2020 represented a Paycheck Protection Program loan of approximately $0.2 million received in May 2020. The loan was eligible for forgiveness provided that (i) we used the loan proceeds exclusively for allowed costs including payroll, employee group health benefits, rent and utilities and (ii) employee and compensation levels were maintained during the coverage period. We applied for loan forgiveness in April 2021 and the loan was forgiven in June 2021. The forgiveness of the loan was recognized as income and is included in “Other income” in the accompanying condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2021.

Convertible Notes

Our convertible notes represent 5-year promissory notes that are convertible, at the holders’ option, into shares of our common stock at fixed conversion prices. Interest payments are made on a quarterly basis and are payable, at our option, subject to certain equity conditions, in either cash, shares of our common stock, or a combination thereof. To date, all interest payments on the convertible notes have been made in shares of our common stock. We have recognized the convertible notes as debt in our condensed consolidated financial statements. The fixed conversion prices of certain of the notes were below the market value of our common stock on the closing date resulting in the recognition of a beneficial conversion feature that was recorded as a discount on the convertible notes at the note inception date, with a corresponding increase to additional paid in capital. Upon our adoption of ASU 2020-06 on January 1, 2021, the beneficial conversion feature was eliminated, resulting in an increase of $0.8 million to convertible debt and a cumulative adjustment to beginning accumulated deficit of $0.3 million, representing the discount amortization recognized prior to adoption of the new standard (see Note 4).

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

Convertible notes payable at June 30, 2021 and December 31, 2020 consist of the following (in thousands):

	Fixed			Principal Outstanding as of
	Conversion	Interest		June 30,	December 31,
Description	Rate	Rate	Maturity Date	2021	2020
Convertible notes dated September 10, 2018	$0.40	8.0%	September 7, 2023	$600	$600
Convertible note dated September 19, 2018	$0.57	8.0%	September 19, 2023	425	425
Convertible notes dated February/March 2019	$0.25	8.0%	February 28, 2024 to March 13, 2024	900	1,300
Convertible notes dated June/July 2019	$0.10	8.0%	June 7, 2024 to July 15, 2024	340	340
Convertible notes dated July 18, 2019	$0.08	7.5%	July 18, 2024	700	700
Convertible notes dated September 13, 2019	$0.10	8.0%	September 13, 2024	50	50
Convertible notes dated January 8, 2020	$0.13	8.0%	January 8, 2025	450	450
Total principal balance				3,465	3,865
Less Unamortized discount				-	847
				$3,465	$3,018

For the six months ended June 30, 2021, convertible notes with a face value of $0.4 million were converted, at the option of the holder, into 1,600,000 shares of our common stock and we recognized interest expense of approximately $0.14 million related to the contractual interest which we elected to pay in shares of our common stock. For the six months ended June 30, 2021, we issued approximately 155,000 shares of our common stock as interest-in-kind payments on our convertible notes.

At June 30, 2021, we estimate our convertible notes have an aggregate fair value of approximately $2.8 million and would be categorized within Level 2 of the fair value hierarchy.

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair market value, for the six months ended June 30, 2021 and the year ended December 31, 2020 (in thousands):

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Secured contingent payment obligation, beginning of period	$33,057	$26,651
Change in fair value	2,705	6,406
Secured contingent payment obligation, end of period	$35,762	$33,057

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to Brickell Key Investments, LP (“Brickell”) under a February 2016 funding agreement, as amended. Brickell is entitled to priority payments of 55% to 100% of proceeds received from all patent-related actions until such time that Brickell has been repaid its minimum return. The minimum return is determined as a multiple of the funded amount that increases over time. The estimated minimum return due to Brickell was approximately $45.6 million and $42.0 million as of June 30, 2021 and December 31, 2020, respectively. In addition, Brickell is entitled to a pro rata portion of proceeds from specified legal actions to the extent aggregate proceeds from those actions exceed the minimum return. The range of potential proceeds payable to Brickell is discussed more fully in Note 9. As of June 30, 2021, we are in compliance with our obligations under this agreement.

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

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair market value, for the six months ended June 30, 2021 and the year ended December 31, 2020 (in thousands):

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Unsecured contingent payment obligations, beginning of period	$5,222	$-
Reclassification of other liabilities	-	1,003
Issuance of contingent payment rights	412	2,258
Change in fair value	119	1,961
Unsecured contingent payment obligations, end of period	$5,753	$5,222

Our unsecured contingent payment obligations represent amounts payable to others from future patent-related proceeds including (i) a termination fee due to a litigation funder and (ii) contingent payment rights issued to accredited investors in connection with equity financings (“CPRs”). We have elected to measure these unsecured contingent payment obligations at their estimated fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods. The unsecured contingent payment obligations will be remeasured to fair value at each reporting period with changes recorded in the condensed consolidated statements of comprehensive loss until the contingency is resolved (see Note 9). During the six months ended June 30, 2021, we received proceeds of $1.0 million from the sale of common stock with CPRs, of which approximately $0.4 million was allocated to the CPRs. Our aggregate maximum obligation under the unsecured contingent payment obligations is $10.8 million as of June 30, 2021.

9. Fair Value Measurements

The following tables summarize the fair value of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021:
Liabilities:
Secured contingent payment obligation	$35,762	$-	$-	$35,762
Unsecured contingent payment obligations	5,753	-	-	5,753

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020:
Liabilities:
Secured contingent payment obligation	$33,057	$-	$-	$33,057
Unsecured contingent payment obligations	$5,222	$-	$-	$5,222

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate. We used a risk-adjusted discount rate of 14.36% at June 30, 2021, based on a risk-free rate of 0.36% as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at June 30, 2021, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$0.0	$50.5	$78.2	$0.0	$8.1	$10.8
Duration (in years)	0.5	2.5	3.5	1.5	2.5	3.5
Estimated probabilities	0%	23%	25%	25%	25%	25%

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

The majority of our litigation, including our PTAB proceedings, is being paid for through contingency fee arrangements with our litigation counsel as well as third-party litigation financing. In general, litigation counsel is entitled to recoup on a priority basis, from litigation proceeds, any out-of-pocket expenses incurred. Following reimbursement of out-of-pocket expenses, litigation counsel is generally entitled to a percentage of remaining proceeds based on the terms of the specific arrangement between us, counsel and our third-party litigation funder.

We were liable for costs assessed on infringement and validity cases in Germany in which we did not prevail. A portion of this liability was covered by bonds posted in Germany. As of June 30, 2021, our bonds have been fully released and all outstanding statutory court costs have been satisfied in full. We have no remaining litigation or related liabilities in Germany.

ParkerVision v. Qualcomm (Middle District of Florida)

We have a patent infringement complaint pending in the Middle District of Florida against Qualcomm Incorporated and Qualcomm Atheros, Inc. (collectively “Qualcomm”) seeking approximately $1.3 billion in damages for infringement of four of our patents (the “Qualcomm Action”).  HTC Corporation and HTC America, Inc. (collectively “HTC”) were also defendants in this case but we voluntarily dismissed our claims against HTC and HTC dismissed their related counter-claims against us in October 2020.  Qualcomm has pending counterclaims against us for non-infringement and invalidity for all patents in the case.  The case was filed in May 2014 and stayed in February 2016 pending decisions in other cases, including the appeal of a PTAB proceeding with regard to U.S. patent 6,091,940 (“the ‘940 Patent”) asserted in this case.  In March 2017, the PTAB ruled in our favor on three of the six petitions (the method claims), ruled in Qualcomm’s favor on two of the six petitions (the apparatus claims) and issued a split decision on the claims covered in the sixth petition.  In September 2018, the Federal Circuit upheld the PTAB’s decision with regard to the ‘940 Patent and, in January 2019, the court lifted the stay in this case.  In July 2019, the court issued an order that granted our proposed selection of patent claims from four asserted patents, including the ‘940 Patent, and denied Qualcomm’s request to limit the claims and patents. The court also agreed that we may elect to pursue accused products that were at issue at the time the case was stayed, as well as new products that were released by Qualcomm during the pendency of the stay.  In September 2019, Qualcomm filed a motion for partial summary judgement in an attempt to exclude certain patents from the case, including the ‘940 Patent.  The court denied this motion in January 2020.  In April 2020, the court issued its claim construction order in which the court adopted our proposed construction for seven of the ten disputed terms and adopted slightly modified versions of our proposed construction for the remaining terms.  Due to the impact of COVID-19, a number of the scheduled deadlines in this case were moved including the trial commencement date which was rescheduled from December 2020 to May 2021.  We are seeking $1.3 billion in royalties owed to us by Qualcomm for its unauthorized use of our technology, based on a report submitted by our damages expert in this case in October 2020.  Such amount excludes additional amounts requested by us for interest and enhanced damages for willful infringement.  Ultimately, the amount of damages, if any, will be determined by a jury and the court.  Discovery was expected to close in December 2020; however, the court allowed us to designate a substitute expert due to medical issues with one of our experts in the case.  Accordingly, the close of discovery was delayed approximately one month until January 2021.  As a result of these delays, the court rescheduled the trial commencement date from May 3, 2021 to July 6, 2021.  In March 2021, the court further delayed the trial date citing backlog due to the pandemic, among other factors.  A new trial date has not yet been set although the court indicated the case was unlikely to be tried before November or December 2021.  Fact and expert discovery in this case are closed, expert reports have been submitted, and summary judgement and Daubert briefings have been completed by the parties.  Joint pre-trial statements were submitted in May 2021. In March 2021, the court granted Qualcomm’s motion to strike certain of our 2020 infringement contentions.  We filed a motion to clarify the court’s order and in July 2021, based on the court’s response to our motion to clarify, we filed a joint motion for entry of a judgement of non-infringement of our Patent No. 7,865,177 (“the ‘177 Patent”), subject to appeal.  A number of outstanding motions are pending decisions by the court.

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

ParkerVision v. LG (District of New Jersey)

In July 2017, we filed a patent infringement complaint in the District of New Jersey against LG for the alleged infringement of the same four patents previously asserted against LG in Florida (see ParkerVision v. Apple and Qualcomm above). We elected to dismiss the case in Florida and re-file in New Jersey as a result of a Supreme Court ruling regarding proper venue. In March 2018, the court stayed this case pending a final decision in ParkerVision v. Apple and Qualcomm in the Middle District of Florida. As part of this stay, LG has agreed to be bound by the final claim construction decision in that case.

ParkerVision v. Intel (Western District of Texas)

In February 2020, we filed a patent infringement complaint in the Western District of Texas against Intel Corporation (“Intel”) alleging infringement of eight of our patents. The complaint was amended in May 2020 to add two additional patents. In June 2020, we requested that one of the patents be dropped from this case and filed a second case in the Western District of Texas that included this dismissed patent (see ParkerVision v. Intel II below). Intel’s response to our complaint was filed in June 2020 denying infringement and claiming invalidity of the patents. Intel has also filed a motion to transfer venue which was denied by the court. The court issued its claim construction ruling in January 2021 in which the majority of the claims were decided in our favor. The case was scheduled for trial beginning February 7, 2022. In April 2021, we filed an amended complaint to include additional Intel chips and products, including Wi-Fi devices to the complaint. The court suggested that, given the number of patents at issue, the case would be separated into two trials and, as a result of the added products, the first trial date will be scheduled in June 2022. Based on discussions with the court, we anticipate the second trial date will be scheduled to begin a few months following the first trial.

ParkerVision v. Intel II (Western District of Texas)

In June 2020, to reduce the number of claims in ParkerVision v. Intel, we filed a second patent infringement complaint in the Western District of Texas against Intel that included one patent that we voluntarily dismissed from the original case. In July 2020, we amended our complaint adding two more patents to the case. In May 2021, we further amended our complaint to include additional Intel chips and products, including Wi-Fi devices. Two claim construction hearings were held and in July 2021, the court issued its claim construction order in which the majority of the claim terms were construed in our favor. Based on communications with the Court, the parties submitted a case schedules setting forth a final pretrial conference for October 2022 and thereafter expect the trial to commence in November 2022.

Intel v. ParkerVision (PTAB)

Intel filed petitions for Inter Partes Review (“IPR”) against U.S. patent 7,539,474 (“the ‘474 Patent”), U.S. patent 7,110,444 (“the ‘444 Patent”) and U.S. patent 8,190,108 (“the ‘108 Patent”), all of which are patents asserted in our infringement cases against Intel. In January 2021, the PTAB issued its decision to institute IPR proceedings for the ‘444 Patent and the ‘474 Patent. Our responses to the instituted IPRs have been submitted and our expert has been deposed. In July 2021, the PTAB issued its decision to institute IPR proceedings for the ‘108 Patent.

Additional Patent Infringement Cases

ParkerVision filed a number of additional patent cases in the Western District of Texas in September and October 2020 including cases against (i) TCL Industries Holdings Co., Ltd, a Chinese company, TCL Electronics Holdings Ltd., Shenzhen TCL New Technology Co., Ltd, TCL King Electrical Appliances (Huizhou) Co., Ltd., TCL Moka Int’l Ltd. and TCL Moka Manufacturing S.A. DE C.V. (collectively “TCL”), (ii) Hisense Co., Ltd. and Hisense Visual Technology Co., Ltd (collectively “Hisense”), a

Chinese company, (iii) Buffalo Inc., a Japanese company (“Buffalo”) and (iv) Zyxel Communications Corporation, a Chinese multinational electronics company headquartered in Taiwan, (“Zyxel”).  Each case alleges infringement of the same ten patents by products that incorporate modules containing certain Wi-Fi chips manufactured by Realtek and/or MediaTek.  Each of the defendants have filed responses denying infringement and claiming invalidity of the patents, among other defenses. The court has set Markman hearings in these cases for October 2021 and estimated trial dates for December 2022.  In May 2021, we entered into a patent licensing and settlement agreement with Buffalo and anticipate dismissal of our claims against Buffalo once the parties meet the performance obligations under the agreement. The parties have not fully satisfied their respective performance obligations under the agreement as of June 30, 2021, therefore, no revenue has yet been recognized from the contract. In May 2021, we also filed a patent infringement case against LG Electronics, a South Korean company, in the Western District of Texas alleging infringement of the same ten patents.

TCL, et. al. v. ParkerVision (PTAB)

In May 2021, TCL, along with Hisense and Zyxel, filed petitions for Inter Partes Review (“IPR”) against U.S. patent 7,292,835 (“the ‘835 Patent”) and the ‘444 Patent, both of which are asserted in the infringement cases against these parties in the Western District of Texas.

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

In January 2021, we also issued 50,000 shares of our unregistered common stock, valued at approximately $0.03 million, as compensation for three months of shareholder awareness services provided by a third party.  In April 2021, we issued this third party an additional 50,000 shares of our unregistered common stock, valued at approximately $0.07 million as compensation for services over the remaining term of the agreement. In June 2021, we issued an additional 100,000 shares of our unregistered common stock, valued at approximately $0.12 million, to this same third-party as a retainer for services over a one-year term through May 31, 2022. The value of the shares issued will be recognized as consulting expense over the term of the agreement.

In April 2021, we issued 35,000 shares of our unregistered common stock to a consultant for services over a six-month term valued at approximately $0.04 million. The value of the shares issued will be recognized as consulting expense over the term of the agreement.

Common Stock Warrants

As of June 30, 2021, we had outstanding warrants for the purchase of up to 9.8 million shares of our common stock. The estimated grant date fair value of these warrants of $2.8 million is included in additional paid-in capital in our condensed consolidated balance sheets. As of June 30, 2021, our outstanding warrants have an average exercise price of $0.73 per share and a weighted average remaining life of approximately 3.4 years.

12. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2020 Annual Report.

The following table presents share-based compensation expense included in our condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Selling, general and administrative expenses	$870	$303	$1,823	$764
Total share-based compensation expense	$870	$303	$1,823	$764

As of June 30, 2021, there was $4.5 million of total unrecognized compensation cost related to all non-vested share-based compensation awards. The cost is expected to be recognized over a weighted-average remaining life of approximately 1.5 years.

During the six months ended June 30, 2021, our board of directors (“Board”) amended our 2019 Long-Term Incentive Plan (“the 2019 Plan”) to increase the number of shares of common stock reserved for issuance under the 2019 Plan from 12 million to 27 million shares. The Board also approved awards under the 2019 Plan of 11.9 million nonqualified stock options to executives and other key employees and an aggregate of 1.1 million nonqualified stock options to non-employee directors. The options are exercisable at $0.54 per share, vest in eight equal quarterly installments commencing March 31, 2021, and expire on January 11, 2026.

Non-Employee Compensation

On March 9, 2021, we granted approximately 32,000 shares under our 2019 Plan to a consultant for business communications services over a 1-year term valued at approximately $0.05 million. The value of the shares issued will be recognized as consulting expense over the term of the agreement.

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

For the six months ended June 30, 2021, we incurred a net loss of approximately $6.9 million, and negative cash flows from operations of approximately $6.1 million. At June 30, 2021, we had cash and cash equivalents of approximately $1.5 million, working capital of approximately $0.1 million, and an accumulated deficit of approximately $428.0 million. Additionally, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements. These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of our condensed consolidated financial statements.

We used cash for operations of approximately $6.1 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively. The increase in cash used for operations from 2020 to 2021 is primarily due to the use of approximately $4.3 million in cash for the reduction of accounts payables and accrued expenses during the six months ended June 30, 2021, as compared to a $1.3 million increase in accounts payable and accrued expenses during the six months ended June 30, 2020. This increase in use of cash is somewhat offset by a reduction in cash-based operating costs from 2020 to 2021. For the six months ended June 30, 2021, we received aggregate net proceeds from the sale of debt and equity securities, including the exercise of outstanding options and warrants, of approximately $6.0 million compared to approximately $4.7 million in proceeds received for the six months ended June 30, 2020. We repaid approximately $0.05 million and $1.2 million, respectively in debt obligations during the six months ended June 30, 2021 and 2020.

Patent enforcement litigation is costly and time-consuming and the outcome is difficult to predict. We expect to continue to invest in the support of our patent enforcement and licensing programs. Furthermore, we expect that revenue generated from patent enforcement actions and/or technology licenses in 2021, if any, after deduction of payment obligations to third-party litigation funders, legal counsel, and other investors, will not be sufficient to cover our operating expenses. Therefore, our current capital resources are not sufficient to meet our short-term liquidity needs and we may be required to seek additional capital.

Our ability to meet both our short-term and long-term liquidity needs, including our debt repayment obligations, is dependent upon (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations to third-party litigation funders, legal counsel, and other investors; (ii) our ability to control operating costs, and (iii) our ability to raise additional capital from the sale of debt or equity securities or other financing arrangements, if needed. Failure to generate sufficient revenues, raise additional capital through debt or equity financings or contingent fee arrangements, and/or reduce operating costs will have a material adverse effect on our ability to meet our long-term liquidity needs and our ability to achieve our intended long-term business objectives.

Financial Condition

We had working capital of approximately $0.1 million at June 30, 2021, compared to a working capital deficit of approximately $3.8 million at December 31, 2020, an increase of approximately $3.9 million. This increase in working capital is primarily the result of a $4.5 million decrease in accounts payable and accrued expenses, somewhat offset by a $0.6 million increase in the current portion of long-term notes payable during the six months ended June 30, 2021. The decrease in accounts payable and accrued expenses included a $3.0 million payment to a law firm in settlement of outstanding fees and expenses and a reduction in potential success fees payable to the firm from future patent-related proceeds. The increase in the current portion of long-term debt is primarily the result of a balloon payment on our related-party note that is payable in April 2022.

Our long-term liabilities increased approximately $2.8 million during the six months ended June 30, 2021, primarily as a result of the $2.8 million increase in the estimated fair value of our secured and unsecured contingent payment obligations.

Results of Operations for Each of the Three and Six Months Ended June 30, 2021 and 2020

Revenue and Gross Margin

We reported no licensing revenue for the three or six-month periods ended June 30, 2021 or 2020. In May 2021, we entered into a patent licensing and settlement agreement with Buffalo, Inc. (“Buffalo”) and anticipate dismissal of our claims against Buffalo once the parties meet the performance obligations under the agreement. The parties have not fully satisfied their respective performance obligations under the agreement as of June 30, 2021, therefore, no revenue has yet been recognized from the contract. We expect that the revenue from this agreement, when recognized, will be fully offset against out-of-pocket expenses incurred under our contingent fee agreements and therefore will not impact our cash flows. Although we do anticipate revenue to result from this and other licensing and patent enforcement actions, the amount and timing is highly unpredictable and there can be no assurance that we will achieve our anticipated results.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of litigation fees and expenses, personnel and related costs, including share-based compensation, for executive, Board, finance and accounting and technical support personnel for our patent enforcement program, and costs incurred for insurance and outside professional fees for accounting, legal and business consulting services.

Our selling, general and administrative expenses decreased by approximately $0.48 million, or 20%, during the three months ended June 30, 2021 when compared to the same period in 2020. This is primarily the result of noncash charges in 2020 of $0.44 million associated with an amendment to our March 2020 equity transactions and $0.21 million for impairment of the right-of-use asset associated with the Lake Mary lease, along with a $0.18 million decrease in litigation-related fees and expenses and a $0.14 million decrease in losses incurred on asset disposals for the three months ended June 30, 2021 when compared to the same period in 2020. These decreases were partially offset by a $0.57 million increase in share-based compensation for the comparable periods.

Our selling, general and administrative expenses decreased by approximately $3.7 million, or 47%, during the six months ended June 30, 2021 when compared to the same period in 2020. This decrease results, in part, from a number of one-time, noncash charges in 2020 including $1.78 million associated with an amendment to certain warrant agreements, $0.44 million from an amendment to our March 2020 equity transactions and $0.21 million for impairment of the right-of-use asset associated with our Lake Mary lease. In addition, we experienced a $2.4 million decrease in litigation fees and expenses for the six months ended June 30, 2021 when compared to the same period in 2020. This decrease was partially offset by a $1.1 million increase in share-based compensation for the comparable periods.

The increase in our share-based compensation for both the three and six month periods ended June 30, 2021 is the result of share-based compensation expense attributed to nonqualified stock options awarded to executives, key employees and nonemployee directors in January 2021 as more fully discussed in Note 12 to our condensed consolidated financial statements. As of June 30, 2021, we had $4.5 million of total unrecognized compensation cost related to all non-vested share-based compensation awards that is expected to be recognized over a period of approximately 1.5 years.

The decrease in litigation fees and expenses for the six month period ended June 30, 2021 is primarily the result of a stay in our patent infringement action against Qualcomm and Apple in Florida in April 2020.

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

For the six months ended June 30, 2021, we recorded an aggregate increase in the fair value of our secured and unsecured contingent payment obligations of approximately $2.8 million, compared to an increase of approximately $3.4 million for the six months ended June 30, 2020. The change in fair value for the six months ended June 30, 2020 included a $1.4 million increase in the fair value of unsecured payment obligations resulting from a termination fee due on a failed litigation funding arrangement incurred in March 2020.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of June 30, 2021, we had outstanding warrants to purchase approximately 9.8 million shares of our common stock. The estimated grant date fair value of these warrants of approximately $2.8 million is included in shareholders’ deficit in our condensed consolidated balance sheets. The outstanding warrants have a weighted average exercise price of $0.73 per share and a weighted average remaining life of approximately 3.4 years.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in

Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2021.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We issued 50,000 shares of our unregistered common stock in January 2021, 50,000 shares in April 2021 and 100,000 shares in June 2021 as eighteen months of compensation for shareholder awareness services provided by a third party.  The shares in the aggregate were valued at approximately $0.2 million. The shares issued were exempt from registration under Section 4(a)(2) of the Securities Act. We have no obligation to register the shares.

In April 2021, we issued 35,000 shares of our unregistered common stock to a consultant for services over a six-month term valued at approximately $0.04 million. The shares issued were exempt from registration under Section 4(a)(2) of the Securities Act. We have no obligation to register the shares.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1	Section 302 Certification of Jeffrey L. Parker, CEO*

31.2	Section 302 Certification of Cynthia L. Poehlman, CFO*

32.1	Section 906 Certification*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.
Registrant

August 13, 2021	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 13, 2021	By:	/s/Cynthia L. French
Cynthia L. French
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)