Form 10-Q
period 2021-09-30
PARKERVISION INC
filed 2021-11-15
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, 75,189,175 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	September 30,	December 31,
	2021	2020
CURRENT ASSETS:
Cash and cash equivalents	$760	$1,627
Prepaid expenses	707	599
Other current assets	18	8
Total current assets	1,485	2,234

Operating lease right-of-use assets	8	10
Intangible assets, net	1,887	2,170
Property, equipment and other assets, net	21	42
Total assets	$3,401	$4,456

CURRENT LIABILITIES:
Accounts payable	$589	$4,318
Accrued expenses:
Salaries and wages	58	19
Professional fees	103	128
Statutory court costs	-	251
Other accrued expenses	483	936
Related party note payable, current portion	103	100
Secured note payable, current portion	-	26
Unsecured notes payable	-	65
Operating lease liabilities, current portion	164	146
Total current liabilities	1,500	5,989

LONG-TERM LIABILITIES:
Secured contingent payment obligation	35,940	33,057
Convertible notes	3,015	3,018
Related party note payable, net of current portion	633	703
Unsecured contingent payment obligations	5,747	5,222
Operating lease liabilities, net of current portion	34	159
Other long-term liabilities	1	129
Total long-term liabilities	45,370	42,288
Total liabilities	46,870	48,277

SHAREHOLDERS' DEFICIT:
Common stock, $0.01 par value, 150,000 and 140,000 shares authorized, 74,743 and 58,591 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	747	586
Additional paid-in capital	385,843	376,954
Accumulated deficit	(430,059)	(421,361)
Total shareholders' deficit	(43,469)	(43,821)
Total liabilities and shareholders' deficit	$3,401	$4,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Licensing revenue	$144	$-	$144	$-
Cost of sales	(1)	-	(1)	-
Gross margin	143	-	143	-

Selling, general and administrative expenses	2,024	1,445	6,152	9,268
Total operating expenses	2,024	1,445	6,152	9,268

Other income	19	1	213	1
Interest expense	(70)	(119)	(185)	(420)
Change in fair value of contingent payment obligations	(172)	(105)	(2,996)	(3,487)
Total interest and other	(223)	(223)	(2,968)	(3,906)

Net loss	(2,104)	(1,668)	(8,977)	(13,174)

Other comprehensive loss, net of tax	-	-	-	-

Comprehensive loss	$(2,104)	$(1,668)	$(8,977)	$(13,174)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.13)	$(0.29)

Weighted average common shares outstanding	73,868	50,530	69,869	44,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total shareholders' deficit, beginning balances	$(42,949)	$(38,334)	$(43,821)	$(33,097)

Common stock
Beginning balances	727	491	586	341
Issuance of common stock and warrants in public and private offerings, net of issuance costs and initial fair value of contingent payment rights	-	15	62	97
Issuance of common stock upon exercise of options and warrants	6	10	58	35
Issuance of common stock and warrants for services	2	1	9	7
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	12	2	30	10
Issuance of common stock upon conversion of short-term loans and payables	-	-	-	22
Share-based compensation, net of shares withheld for taxes	-	1	2	8
Ending balances	747	520	747	520

Additional paid-in capital
Beginning balances	384,279	374,464	376,954	368,345
Cumulative effect of change in accounting principle	-	-	(1,126)	-
Issuance of common stock and warrants in public and private offerings, net of issuance costs and initial fair value of contingent payment rights	-	215	4,712	3,751
Issuance of common stock upon exercise of options and warrants	108	340	878	1,190
Issuance of common stock and warrants for services	208	25	829	257
Issuance of convertible debt with beneficial conversion feature	-	-	-	173
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	502	87	1,029	340
Issuance of common stock upon conversion of short-term loans and payables	-	-	-	318
Share-based compensation, net of shares withheld for taxes	746	239	2,567	996
Ending balances	385,843	375,370	385,843	375,370

Accumulated deficit
Beginning balances	(427,955)	(413,289)	(421,361)	(401,783)
Cumulative effect of change in accounting principle	-	-	279	-
Comprehensive loss for the period	(2,104)	(1,668)	(8,977)	(13,174)
Ending balances	(430,059)	(414,957)	(430,059)	(414,957)

Total shareholders' deficit, ending balances	$(43,469)	$(39,067)	$(43,469)	$(39,067)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,977)	$(13,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	281	497
Share-based compensation	2,569	1,004
Noncash lease expense	2	60
Loss on changes in fair value of contingent payment obligations	2,996	3,487
Loss on disposal/impairment of equipment and intangible assets	25	413
Loan forgiveness	(194)	-
Noncash expense for amendment of equity-related agreements	-	2,211
Changes in operating assets and liabilities:
Prepaid expenses and other assets	624	192
Accounts payable and accrued expenses	(4,139)	1,302
Operating lease liabilities	(107)	(174)
Total adjustments	2,057	8,992
Net cash used in operating activities	(6,920)	(4,182)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2)	(3)
Net cash used in investing activities	(2)	(3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, including contingent payment rights, in private offerings	5,186	3,057
Net proceeds from exercise of options and warrants	936	1,225
Net proceeds from debt financings	-	1,244
Principal payments on long-term debt	(67)	(1,251)
Net cash provided by financing activities	6,055	4,275

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(867)	90

CASH AND CASH EQUIVALENTS, beginning of period	1,627	57

CASH AND CASH EQUIVALENTS, end of period	$760	$147

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

We have designed and developed proprietary radio frequency (“RF”) technologies and integrated circuits and license those technologies to others for use in wireless communication products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions. We believe certain patents protecting our proprietary technologies have been broadly infringed by others, and therefore the primary focus of our business plan is the enforcement of our intellectual property rights through patent infringement litigation and licensing efforts. We currently have patent enforcement actions ongoing in various U.S. district courts against providers of mobile handsets, smart televisions and other WiFi products and, in certain cases, their chip suppliers for the infringement of a number of our RF patents. We have made significant investments in developing and protecting our technologies.

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

We have incurred significant losses from operations and negative cash flows from operations in every year since inception and have utilized the proceeds from the sales of debt and equity securities and contingent funding arrangements with third parties to fund our operations, including the cost of litigation. For the nine months ended September 30, 2021, we incurred a net loss of approximately $9.0 million and negative cash flows from operations of approximately $6.9 million. At September 30, 2021, we had cash and cash equivalents of approximately $0.8 million and an accumulated deficit of approximately $430.1 million. Additionally, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements. These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these condensed consolidated financial statements.

For the nine months ended September 30, 2021, we received aggregate net proceeds from debt and equity financings of approximately $5.2 million and proceeds from the exercise of outstanding options and warrants of approximately $0.9 million. We used a significant portion of these proceeds to pay current obligations resulting in a reduction in our accounts payable and accrued expenses of approximately $4.1 million for the nine months ended September 30, 2021. Our current capital resources are not sufficient to meet our short-term liquidity needs and we will be required to seek additional capital.

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

3. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the period ended September 30, 2021 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or future years. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

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

5. Revenue

We have an active monitoring and enforcement program with respect to our intellectual property rights that includes seeking appropriate compensation from third parties that utilize or have utilized our intellectual property without a license. As a result, we may receive payments as part of a settlement or in the form of court-awarded damages for a patent infringement dispute. We recognize such payments as revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.”

During the three and nine months ended September 30, 2021, we recognized approximately $0.14 million in revenue from licensing and settlement agreements with third parties for their use of our technologies. Our performance obligations were satisfied, and therefore revenue recognized, upon receipt of proceeds and subsequent dismissal of all patent enforcement actions between the parties.

6. Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period. Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive.

We have shares underlying outstanding options, warrants, unvested restricted stock units (“RSUs”) and convertible notes that were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive. These common share equivalents at September 30, 2021 and 2020 were as follows (in thousands):

	September 30,
	2021	2020
Options outstanding	23,724	12,248
Warrants outstanding	9,819	13,850
Unvested RSUs	-	291
Shares underlying convertible notes	20,757	23,807
	54,300	50,196

7. Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid services	$640	$408
Prepaid bonds for German statutory costs	-	142
Prepaid insurance	32	21
Prepaid licenses, software tools and support	19	11
Other prepaid expenses	16	17
	$707	$599

Prepaid services at September 30, 2021 and December 31, 2020 include approximately $0.6 million and $0.1 million, respectively of consulting services paid in shares of stock or warrants to purchase shares of stock in the future.

8. Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Patents and copyrights	$14,826	$14,948
Accumulated amortization	(12,939)	(12,778)
	$1,887	$2,170

9. Leases

During the nine months ended September 30, 2021, we entered into a sublease agreement related to our Lake Mary office space. The sublease is accounted for as an operating lease and is for the remaining term of our original lease, through November 2022. Rental income recognized of $0.02 million for the three and nine months ended September 30, 2021, is included in “Other income” in the accompanying condensed consolidated statements of comprehensive loss.

10. Debt

Notes Payable

Related Party Note Payable

We have an unsecured promissory note of approximately $0.7 million payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party, for outstanding unpaid fees for legal services. Subsequent to September 30, 2021, SKGF agreed to amend the note in order to extend the final balloon payment due under the note from April 2022 to April 2023. The SKGF note, as amended, will continue to accrue interest at a rate of 4% per annum, requires repayments of principal and interest at a rate of $10,000 per month and will extend the final balloon payment into April 2023. We are currently in compliance with all the terms of the note.

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

Unsecured Notes Payable

Unsecured notes payable at December 31, 2020 represented a Paycheck Protection Program loan of approximately $0.2 million received in May 2020. The loan was eligible for forgiveness provided that (i) we used the loan proceeds exclusively for allowed costs including payroll, employee group health benefits, rent and utilities and (ii) employee and compensation levels were maintained during the coverage period. We applied for loan forgiveness in April 2021 and the loan was forgiven in June 2021. The forgiveness of the loan was recognized as income and is included in “Other income” in the accompanying condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2021.

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

Convertible notes payable at September 30, 2021 and December 31, 2020 consist of the following (in thousands):

	Fixed			Principal Outstanding as of
	Conversion	Interest		September 30,	December 31,
Description	Rate	Rate	Maturity Date	2021	2020
Convertible notes dated September 10, 2018	$0.40	8.0%	September 7, 2023	$200	$600
Convertible note dated September 19, 2018	$0.57	8.0%	September 19, 2023	425	425
Convertible notes dated February/March 2019	$0.25	8.0%	February 28, 2024 to March 13, 2024	850	1,300
Convertible notes dated June/July 2019	$0.10	8.0%	June 7, 2024 to July 15, 2024	340	340
Convertible notes dated July 18, 2019	$0.08	7.5%	July 18, 2024	700	700
Convertible notes dated September 13, 2019	$0.10	8.0%	September 13, 2024	50	50
Convertible notes dated January 8, 2020	$0.13	8.0%	January 8, 2025	450	450
Total principal balance				3,015	3,865
Less Unamortized discount				-	847
				$3,015	$3,018

For the nine months ended September 30, 2021, convertible notes with a face value of $0.85 million were converted, at the option of the holders, into 2,800,000 shares of our common stock and we recognized interest expense of approximately $0.2 million related to the contractual interest which we elected to pay in shares of our common stock. For the nine months ended September 30, 2021, we issued approximately 215,000 shares of our common stock as interest-in-kind payments on our convertible notes.

At September 30, 2021, we estimate our convertible notes have an aggregate fair value of approximately $2.4 million and would be categorized within Level 2 of the fair value hierarchy.

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair market value, for the nine months ended September 30, 2021 and the year ended December 31, 2020 (in thousands):

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Secured contingent payment obligation, beginning of period	$33,057	$26,651
Change in fair value	2,883	6,406
Secured contingent payment obligation, end of period	$35,940	$33,057

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to Brickell Key Investments, LP (“Brickell”) under a February 2016 funding agreement, as amended. Brickell is entitled to priority payments of 55% to 100% of proceeds received from all patent-related actions until such time that Brickell has been repaid its minimum return. The minimum return is determined as a multiple of the funded amount that increases over time. The estimated minimum return due to Brickell was approximately $47.2 million and $42.0 million as of September 30, 2021 and

December 31, 2020, respectively. In addition, Brickell is entitled to a pro rata portion of proceeds from specified legal actions to the extent aggregate proceeds from those actions exceed the minimum return. The range of potential proceeds payable to Brickell is discussed more fully in Note 11. As of September 30, 2021, we are in compliance with our obligations under this agreement.

We have elected to measure our secured contingent payment obligation at its estimated fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods (see Note 11). The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the condensed consolidated statements of comprehensive loss until the contingency is resolved.

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair market value, for the nine months ended September 30, 2021 and the year ended December 31, 2020 (in thousands):

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Unsecured contingent payment obligations, beginning of period	$5,222	$-
Reclassification of other liabilities	-	1,003
Issuance of contingent payment rights	412	2,258
Change in fair value	113	1,961
Unsecured contingent payment obligations, end of period	$5,747	$5,222

Our unsecured contingent payment obligations represent amounts payable to others from future patent-related proceeds including (i) a termination fee due to a litigation funder and (ii) contingent payment rights issued to accredited investors in connection with equity financings (“CPRs”). We have elected to measure these unsecured contingent payment obligations at their estimated fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods. The unsecured contingent payment obligations will be remeasured to fair value at each reporting period with changes recorded in the condensed consolidated statements of comprehensive loss until the contingency is resolved (see Note 11). During the nine months ended September 30, 2021, we received proceeds of $1.0 million from the sale of common stock with CPRs, of which approximately $0.4 million was allocated to the CPRs. Our aggregate maximum obligation under the unsecured contingent payment obligations is $10.8 million as of September 30, 2021.

11. Fair Value Measurements

The following tables summarize the fair value of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021:
Liabilities:
Secured contingent payment obligation	$35,940	$-	$-	$35,940
Unsecured contingent payment obligations	5,747	-	-	5,747

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020:
Liabilities:
Secured contingent payment obligation	$33,057	$-	$-	$33,057
Unsecured contingent payment obligations	$5,222	$-	$-	$5,222

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate. We used a risk-adjusted discount rate of 14.41% at September 30, 2021, based on a risk-free rate of 0.41% as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at September 30, 2021, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$0.0	$50.2	$76.8	$0.0	$8.1	$10.8
Duration (in years)	0.3	2.5	3.3	1.3	2.5	3.3
Estimated probabilities	0%	21%	25%	25%	25%	25%

We evaluate the estimates and assumptions used in determining the fair value of our contingent payment obligations each reporting period and make any adjustments prospectively based on those evaluations. Changes in any of these Level 3 inputs could result in a significantly higher or lower fair value measurement.

12. Legal Proceedings

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

We were liable for costs assessed on infringement and validity cases in Germany in which we did not prevail. A portion of this liability was covered by bonds posted in Germany. As of September 30, 2021, our bonds have been fully released and all outstanding statutory court costs have been satisfied in full. We have no remaining litigation or related liabilities in Germany.

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

ParkerVision v. Intel (Western District of Texas)

In February 2020, we filed a patent infringement complaint in the Western District of Texas against Intel Corporation (“Intel”) alleging infringement of eight of our patents. The complaint was amended in May 2020 to add two additional patents. In June 2020, we requested that one of the patents be dropped from this case and filed a second case in the Western District of Texas that included this dismissed patent (see ParkerVision v. Intel II below). Intel’s response to our complaint was filed in June 2020 denying infringement and claiming invalidity of the patents. Intel has also filed a motion to transfer venue which was denied by the court. The court issued its claim construction ruling in January 2021 in which the majority of the claims were decided in our favor. The case was scheduled for trial beginning February 7, 2022. In April 2021, we filed an amended complaint to include additional Intel chips and products, including Wi-Fi devices to the complaint. The court suggested that, given the number of patents at issue, the case would be separated into two trials and, as a result of the added products, the first trial date will be scheduled in June 2022. Based on discussions with the court, we anticipate the second trial date will be scheduled to begin several months following the first trial.

ParkerVision v. Intel II (Western District of Texas)

In June 2020, to reduce the number of claims in ParkerVision v. Intel, we filed a second patent infringement complaint in the Western District of Texas against Intel that included one patent that we voluntarily dismissed from the original case. In July 2020, we amended our complaint adding two more patents to the case. In May 2021, we further amended our complaint to include additional Intel chips and products, including Wi-Fi devices. Two claim construction hearings were held and in July 2021, the court issued its claim construction order in which the majority of the claim terms were construed in our favor. Based on communications with the Court, the parties submitted a case schedule setting forth a final pretrial conference for October 2022, however this date may change dependent upon the timing of the second trial in the Intel I case discussed above.

Intel v. ParkerVision (PTAB)

Intel filed petitions for Inter Partes Review (“IPR”) against U.S. patent 7,539,474 (“the ‘474 Patent”), U.S. patent 7,110,444 (“the ‘444 Patent”) and U.S. patent 8,190,108 (“the ‘108 Patent”), all of which are patents asserted in our infringement cases against Intel. In January 2021, the PTAB issued its decision to institute IPR proceedings for the ‘444 Patent and the ‘474 Patent. An oral hearing was held on November 1, 2021 and final decisions from the PTAB on the ‘474 Patent and the ‘444 Patent are expected by late January 2022.

In July 2021, the PTAB issued its decision to institute IPR proceedings for the ‘108 Patent. We filed our response to this petition in October 2021 and an oral hearing is scheduled for April 2022. A final decision from the PTAB with respect to the ‘108 Patent is expected by July 2022.

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

In September 2021, we dismissed the cases against Buffalo and Zyxel following satisfaction of the parties’ obligations under settlement and license agreements entered into in May 2021 and September 2021, respectively. The court held a Markman hearing on October 27, 2021 for the remaining defendants, Hisense and TCL, and issued its claim construction recommendations on October 29, 2021, in which nearly all of the claim terms were decided in our favor. The Hisense and TCL cases are expected to have a trial date in December 2022.

In May 2021, we also filed a patent infringement case against LG Electronics, a South Korean company, in the Western District of Texas alleging infringement of the same ten patents.

TCL, et. al. v. ParkerVision (PTAB)

In May 2021, TCL, along with Hisense, filed petitions for Inter Partes Review (“IPR”) against U.S. patent 7,292,835 (“the ‘835 Patent”) and the ‘444 Patent, both of which are asserted in the infringement cases against these parties in the Western District of Texas. An institution decision is expected from the PTAB in late November 2021.

13. Stock Authorization and Issuance

Stock Authorization

On September 28, 2021, our shareholders approved an amendment to our amended and restated articles of incorporation to increase our authorized common shares from 140 million to 150 million.

Stock and Warrant Issuances – Equity Based Financings

Private Placements with Accredited Investors

In January 2021, we entered into securities purchase agreements with accredited investors for the sale of an aggregate of 2,976,430 shares of our common stock at a price of $0.35 per share for aggregate proceeds of $1.0 million. The securities purchase agreements include CPRs. Approximately $0.4 million of the proceeds were allocated to unsecured contingent payment obligations based on the initial fair value estimate of the CPRs (see Note 10). The shares were registered for resale on a registration statement that was declared effective on April 26, 2021 (File No. 333-255217).

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

We used $3.0 million of the proceeds from this transaction to satisfy our obligations to Mintz (see Note 10).

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

In addition, from time to time, we issue restricted stock awards under our approved equity plans to third party consultants as share-based compensation. See “Non-Employee Compensation” in Note 14.

Common Stock Warrants

As of September 30, 2021, we had outstanding warrants for the purchase of up to 9.8 million shares of our common stock. The estimated grant date fair value of these warrants of $2.8 million is included in additional paid-in capital in our condensed consolidated balance sheets. As of September 30, 2021, our outstanding warrants have an average exercise price of $0.73 per share and a weighted average remaining life of approximately 3.2 years.

14. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2020 Annual Report.

For the three and nine months ended September 30, 2021, we recognized share-based compensation expense of approximately $0.75 million and $2.57 million, respectively. Share-based compensation is included in selling, general and administrative expenses in the accompanying condensed, consolidated statements of comprehensive loss.

As of September 30, 2021, there was $3.7 million of total unrecognized compensation cost related to all non-vested share-based compensation awards. The cost is expected to be recognized over a weighted-average remaining life of approximately 1.25 years.

During the nine months ended September 30, 2021, our board of directors (“Board”) amended our 2019 Long-Term Incentive Plan (“the 2019 Plan”) to increase the number of shares of common stock reserved for issuance under the 2019 Plan from 12 million to 27 million shares. The Board also approved awards under the 2019 Plan of 11.9 million nonqualified stock options to executives and other key employees and an aggregate of 1.1 million nonqualified stock options to non-employee directors. The options are exercisable at $0.54 per share, vest in eight equal quarterly installments commencing March 31, 2021, and expire on January 11, 2026.

Non-Employee Compensation

On March 9, 2021, we granted approximately 32,000 shares under our 2019 Plan to a consultant for business communications services over a 1-year term valued at approximately $0.05 million. On August 10, 2021, we granted 150,000 shares under our 2019 Plan to a consultant for services over a 1-year term valued at approximately $0.2 million. The value of the shares issued will be recognized as consulting expense over the terms of the agreements.

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

Overview

We have invented and developed proprietary radio frequency (“RF”) technologies and integrated circuits and license those technologies to third parties for use in wireless communication products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions. We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore the primary focus of our business plan is the enforcement of our intellectual property rights through patent infringement litigation and licensing efforts. We currently have patent enforcement actions ongoing in various U.S. district courts against providers of mobile handsets and providers of smart televisions and other WiFi products and, in certain cases, their chip suppliers, for the infringement of several of our RF patents. We have made significant investments in developing and protecting our technologies, the returns on which are dependent upon the generation of future revenues for realization.

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

For the nine months ended September 30, 2021, we incurred a net loss of approximately $9.0 million, and negative cash flows from operations of approximately $6.9 million. At September 30, 2021, we had cash and cash equivalents of approximately $0.8 million and an accumulated deficit of approximately $430.1 million. Additionally, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements. These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of our condensed consolidated financial statements.

We used cash for operations of approximately $6.9 million and $4.2 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in cash used for operations from 2020 to 2021 is primarily due to the use of approximately $4.1 million in cash for the reduction of accounts payables and accrued expenses during the nine months ended September 30, 2021, as compared to a $1.3 million increase in accounts payable and accrued expenses during the nine months ended September 30, 2020. This increase in use of cash is somewhat offset by a reduction in cash-based operating costs from 2020 to 2021. For the nine months ended September 30, 2021, we received aggregate net proceeds from the sale of debt and equity securities, including the exercise of outstanding options and warrants, of approximately $6.1 million compared to approximately $5.5 million in proceeds received for the nine months ended September 30, 2020. We repaid approximately $0.07 million and $1.3 million, respectively in debt obligations during the nine months ended September 30, 2021 and 2020.

Patent enforcement litigation is costly and time-consuming and the outcome is difficult to predict. We expect to continue to invest in the support of our patent enforcement and licensing programs. All proceeds from litigation during the nine months ended September 30, 2021, were used to pay out-of-pocket legal expenses incurred by our counsel. Furthermore, we expect that revenue generated from patent enforcement actions and/or technology licenses in the remainder of 2021, if any, after deduction of payment obligations to third-party litigation funders, legal counsel, and other investors, will not be sufficient to cover our operating expenses. Therefore, our current capital resources are not sufficient to meet our short-term liquidity needs and we will be required to seek additional capital.

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

Financial Condition

Our working capital increased approximately $3.8 million from December 31, 2020 to September 30, 2021. This increase in working capital is primarily the result of a $4.4 million decrease in accounts payable and accrued expenses, somewhat offset by a $0.9 million decrease in cash on hand at September 30, 2021 when compared to December 31, 2020. The decrease in accounts payable and accrued expenses included a $3.0 million payment to a law firm in settlement of outstanding fees and expenses and a reduction in potential success fees payable to the firm from future patent-related proceeds.

Our long-term liabilities increased approximately $3.1 million during the nine months ended September 30, 2021, primarily as a result of the $3.0 million increase in the estimated fair value of our secured and unsecured contingent payment obligations.

Results of Operations for Each of the Three and Nine Months Ended September 30, 2021 and 2020

Revenue

Licensing revenue was $0.14 million for the three and nine months ended September 30, 2021. We reported no licensing revenue for the three or nine-month periods ended September 30, 2020. We entered into patent licensing and settlement agreements with Buffalo, Inc. (“Buffalo”) and Zyxel Communications Corporation (“Zyxel”) in May 2021 and September 2021, respectively. We recognized revenue from these contracts during the three months ended September 30, 2021 when the parties performance obligations were met. The revenue from these agreements was fully offset against out-of-pocket expenses, included in selling, general and administrative expenses, incurred under our contingent fee agreements and therefore did not impact our cash flows. Although we do anticipate additional revenue to result from our licensing agreements and patent enforcement actions, the amount and timing is highly unpredictable and there can be no assurance that we will achieve our anticipated results.

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

Our selling, general and administrative expenses increased by approximately $0.6 million, or 40%, during the three months ended September 30, 2021 when compared to the same period in 2020. This is primarily the result of a $0.5 million increase in share-based compensation for the comparable periods.

Our selling, general and administrative expenses decreased by approximately $3.1 million, or 34%, during the nine months ended September 30, 2021 when compared to the same period in 2020. This decrease results, in part, from a number of one-time, noncash charges in 2020 including $1.8 million associated with an amendment to certain warrant agreements, $0.4 million from an amendment to our March 2020 equity transactions and $0.2 million for impairment of the right-of-use asset associated with our Lake Mary lease. In addition, our litigation fees and expenses decreased by approximately $2.3 million as a result of the stay in the Qualcomm case in Jacksonville, Florida. These decreases were partially offset by a $1.6 million increase in share-based compensation for the comparable periods.

The increase in our share-based compensation for both the three and nine-month periods ended September 30, 2021 is the result of share-based compensation expense attributed to nonqualified stock options awarded to executives, key employees and nonemployee directors in January 2021 as more fully discussed in Note 14 to our condensed consolidated financial statements. As of September 30, 2021, we had $3.7 million of total unrecognized compensation cost related to all non-vested share-based compensation awards that is expected to be recognized over a period of approximately 1.25 years.

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

For the nine months ended September 30, 2021, we recorded an aggregate increase in the fair value of our secured and unsecured contingent payment obligations of approximately $3.0 million, compared to an increase of approximately $3.5 million for the nine months ended September 30, 2020. The change in fair value for the nine months ended September 30, 2020 included a $1.4 million increase in the fair value of unsecured payment obligations resulting from a termination fee due on a failed litigation funding arrangement incurred in March 2020.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of September 30, 2021, we had outstanding warrants to purchase approximately 9.8 million shares of our common stock. The estimated grant date fair value of these warrants of approximately $2.8 million is included in shareholders’ deficit in our condensed consolidated balance sheets. The outstanding warrants have a weighted average exercise price of $0.73 per share and a weighted average remaining life of approximately 3.2 years.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2021.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed September 30, 2021)

31.1	Section 302 Certification of Jeffrey L. Parker, CEO*

31.2	Section 302 Certification of Cynthia L. French, CFO*

32.1	Section 906 Certification*

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.
Registrant

November 15, 2021	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 15, 2021	By:	/s/Cynthia L. French
Cynthia L. French
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)