Form 10-K
period 2021-12-31
PARKERVISION INC
filed 2022-03-29
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant was approximately $101,605,881 (based upon $1.42 share last sale price on that date, as reported by OTCQB).

As of March 15, 2022, 77,766,448 shares of the Issuer's Common Stock were outstanding.

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

We spent the majority of 2021 supporting our current patent enforcement actions. We have two patent enforcement cases pending against Qualcomm in the Middle District of Florida. Both cases experienced trial delays in 2020 and 2021 as a result of the COVID-19 pandemic. We are currently awaiting a trial date in the first of these cases, which is expected to be scheduled in 2022 pending the court’s rulings on a few outstanding pre-trial motions. The second case which is pending against Qualcomm and Apple has been stayed pending the outcome of the first case.

In 2021, we entered into two patent settlement and licensing agreements as a result of patent enforcement actions initiated in the Western District of Texas in 2020. We have additional enforcement actions ongoing in Texas including against Intel Corporation (“Intel”) which is scheduled for trial in 2022. See “Legal Proceedings” in Note 12 to our consolidated financial statements included in Item 8 for a detailed description of our various patent enforcement actions.

A significant portion of our litigation costs have been funded under a secured contingent payment arrangement with Brickell Key Investments, LP (“Brickell”), contingent arrangements with legal counsel, and various debt and equity financings. See “Liquidity and Capital Resources” included in Item 7 for a full discussion of our litigation funding arrangements and our equity and debt financings.

Products and Licenses

During 2021, we did not offer any products for sale, but rather focused exclusively on our patent enforcement and licensing efforts. This resulted in two licensees of our technologies in 2021 including Buffalo, Inc. (“Buffalo”) and Zyxel Communications Corporation (“Zyxel”). Each of these licenses resulted from a settlement and patent license agreement following initiation of patent enforcement actions by us. See “Revenue” in Note 3 to our consolidated financial statements included in Item 8 for additional details.

RF Technologies

Our RF technologies enable highly accurate transmission and reception of RF carriers at low power, thereby enabling extended battery life, and certain size, cost, performance, and packaging advantages.

We believe the most significant hurdle to the licensing and/or sale of our technologies and related products is the widespread use of certain of our technologies in infringing products produced by companies with significantly greater financial, technical, sales, and marketing resources. We believe we can secure licensing agreements with unauthorized current users of one or more of our technologies, and therefore compete, based on a solid and defensible patent portfolio and the advantages enabled by our unique patent-protected technologies.

Patents and Trademarks

We consider our intellectual property, including patents, patent applications, trademarks, and trade secrets to be significant to our business plan. We have a program to file applications for and obtain patents, copyrights, and trademarks in the U.S. and in selected foreign countries where we believe filing for such protection is appropriate to establish and maintain our proprietary rights in our technology and products. As of December 31, 2021, we had approximately 81 active U.S. and foreign patents related to our RF technologies. In addition, we have a number of recently expired patents that we believe continue to have significant economic value as a result of our ability to assert past damages in our patent enforcement actions. We estimate the economic lives of our patents to be the shorter of fifteen years from issuance or twenty years from the earliest application date. Our current portfolio of issued patents have expirations ranging from 2022 to 2036.

Employees

As of December 31, 2021, we had seven full-time employees and one part-time employee. We also outsource certain specialty services, such as information technology, and utilize contract staff and third-party consultants from time to time to supplement our workforce. Our employees are not represented by any collective bargaining agreements and we consider our employee relations to be satisfactory.

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

We have had significant losses and negative cash flows in every year since inception, and continue to have an accumulated deficit which, at December 31, 2021, was approximately $433.4 million. Our net losses for the years ended December 31, 2021 and 2020 were approximately $12.3 million and $19.6 million, respectively. Our independent registered public accounting firm has included in their audit opinion on our consolidated financial statements as of and for the year ended December 31, 2021, a statement with respect to substantial doubt about our ability to continue as a going concern. Note 2 to our consolidated financial statements included in Item 8 includes a discussion regarding our liquidity and our ability to continue as a going concern. Our consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements. The substantial doubt as to our ability to continue as a going concern may adversely affect our ability to negotiate reasonable terms with our vendors and may adversely affect our ability to raise additional capital in the future.

We have had a history of losses which may ultimately compromise our ability to implement our business plan and continue in operation.

To date, our technologies and products have not produced revenues sufficient to cover our operating costs. We will continue to make expenditures on patent protection and enforcement and general operations in order to continue our current patent enforcement and licensing efforts. Those efforts may not produce a successful financial outcome in 2022, or at all. Without a successful financial outcome from one or more of our patent enforcement and licensing efforts, we will not achieve profitability. Furthermore, our current capital resources are not sufficient to sustain our operations through 2022. If we are not able to generate sufficient revenues or obtain sufficient capital resources, we may not be able to implement our business plan or meet our current obligations due within the twelve months after the issuance date of our consolidated financial statements and investors will suffer a loss in their investment. This may also result in a change in our business strategies.

We will need to raise substantial additional capital in the future to fund our operations. Failure to raise such additional capital may prevent us from implementing our business plan as currently formulated.

Because we have had net losses and, to date, have not generated positive cash flow from operations, we have funded our operating losses primarily from the sale of debt and equity securities, including our secured and unsecured contingent debt obligations. Our capital resources include cash and cash equivalents of $1.0 million at December 31, 2021. Our business plan will continue to require expenditures for patent protection and enforcement and general operations. For the years ended December 31, 2021 and 2020, we used $7.7 million and $4.8 million, respectively in cash for operations which was funded primarily through the sale of convertible debt and equity securities. Our current capital resources will not be sufficient to meet our working capital needs for the twelve months after the issuance of our consolidated financial statements and we will require additional capital to fund our operations. Additional capital may be in the form of debt securities, the sale of equity securities, including common or preferred stock, additional litigation funding, or a combination thereof. Failure to raise additional capital may have a material adverse impact on our ability to achieve our business objectives.

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

We have $2.9 million in outstanding principal under convertible notes at December 31, 2021. If we fail to comply with the various covenants set forth in each of the notes, including failure to pay principal or interest when due or, under certain notes, consummating a change in control, we could be in default thereunder. Upon an event of default under each of the notes, the interest rate of the notes will increase to 12% per annum and the outstanding principal balance of the notes plus all accrued unpaid interest may be declared immediately payable by the holders. We may not have sufficient available funds to repay the notes upon an event of default, and we cannot provide assurances that we will be able to obtain other financing at terms acceptable to us, or at all.

Our ability to utilize our tax benefits could be substantially limited if we fail to generate sufficient income or if we experience an “ownership change.”

We have cumulative net operating loss carryforwards (“NOLs”) totaling approximately $313.2 million at December 31, 2021, of which $276.6 million is subject to expiration in varying amounts from 2022 to 2037. Our ability to fully recognize the benefits from those NOLs is dependent upon our ability to generate sufficient income prior to their expiration. In addition, our NOL carryforwards may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code (“Section 382”). In general, an ownership change under Section 382 occurs if 5% shareholders increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a relevant lookback period. We have sold a significant number of equity securities over the relevant lookback period which increases the risk of triggering an ownership change under Section 382 from the future sale of additional equity securities. An ownership change under Section 382 will significantly limit our ability to utilize our tax benefits.

Our litigation funding arrangements may impair our ability to obtain future financing and/or generate sufficient cash flows to support our future operations.

We have funded much of our cost of litigation through contingent financing arrangements with Brickell Key Investments LP (“Brickell”) and others and contingent fee arrangements with legal counsel. The repayment obligation to Brickell is secured by the majority of our assets until such time that we have repaid a specified minimum return. Furthermore, our contingent arrangements will result in reductions in the amount of net proceeds retained by us from litigation, licensing and other patent-related activities. The contingent fees payable to legal counsel, Brickell and others will consume all of our initial future proceeds up to specified limits and could exceed half of our proceeds thereafter depending on size and timing of proceeds, among other factors. The long-term continuation of our business plan is dependent upon our ability to secure sufficient financing to support our business, and our ability to generate revenues and/or patent related proceeds sufficient to offset expenses and meet our contingent payment obligations. Failure to generate revenue or other patent-related proceeds sufficient to repay our contingent obligations may impede our ability to obtain additional financing which will have a material adverse effect on our ability to achieve our long-term business objectives.

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

We rely on our intellectual property rights, including patents and patent applications, to provide competitive advantage and protect us from theft of our intellectual property. We believe that our patents are for entirely new technologies and that our patents are valid, enforceable and valuable. However, third parties have made claims of invalidity with respect to certain of our patents and other similar claims may be brought in the future. For example, in 2019, the Federal Patent Court in Munich invalidated one of our patents that was the subject of infringement cases against LG and Apple in Germany following a nullity action filed by Qualcomm. If our patents are shown not to be as broad as currently believed or are otherwise challenged such that some or all of the protection is lost, we will suffer adverse effects from the loss of competitive advantage and our ability to offer unique products and technologies. As a result, there would be an adverse impact on our financial condition and business prospects. Furthermore, defending against challenges to our patents may give rise to material costs for defense and divert resources away from our other activities.

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

If we are unable to retain key highly skilled employees, we will not be able to execute our current business plans.

Our business is dependent on having skilled and specialized key employees to conduct our business activities. The inability to retain these key employees would have an adverse impact on the technical support activities and the financial reporting and regulatory compliance activities that our business requires. These activities are instrumental to the successful execution of our business plan.

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

At December 31, 2021, we had 77.0 million shares of common stock outstanding and had outstanding options and warrants for the purchase of up to 33.6 million additional shares of common stock, of which approximately 27.0 million were exercisable as of December 31, 2021. In addition, as described more fully below, holders of convertible notes may elect to receive a substantial number of shares of common stock upon conversion of the notes and we may elect to pay accrued interest on the notes in shares of our common stock. All of the shares of common stock underlying these securities are currently registered for sale to the holder or for public resale by the holder. The amount of common stock reserved for issuance may have an adverse impact on our ability to raise capital and may affect the price and liquidity of our common stock in the public market. In addition, the issuance of these shares of common stock will have a dilutive effect on current stockholders’ ownership.

The conversion of outstanding convertible notes into shares of common stock, and the issuance of common stock by us as payment of accrued interest upon the convertible notes, could materially dilute our current stockholders.

We have an aggregate principal amount of $2.9 million in convertible notes outstanding at December 31, 2021. The notes are convertible into shares of our common stock at fixed conversion prices, which may be less than the market price of our common stock at the time of conversion. If the entire principal were converted into shares of common stock, we would be required to issue an aggregate of up to 20.2 million shares of common stock. If we issue all of these shares, the ownership of our current stockholders will be diluted.

Further, we may elect to pay interest on the notes, at our option, in shares of common stock, at a price equal to the then-market price for our common stock. As of December 31, 2021, we have issued approximately 2.7 million shares of common stock as in-kind interest payments on our convertible notes. We currently do not believe that we will have the financial ability to make payments on the notes in cash when due. Accordingly, we currently intend to make such payments in shares of our common stock to the greatest extent possible. Such interest payments could further dilute our current stockholders.

The price of our common stock may be subject to substantial volatility.

The trading price of our common stock has been and may continue to be volatile. Between January 1, 2020 and March 15, 2022, the reported high and low sales prices for our common stock ranged between $0.15 and $1.91 per share. The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control. These factors include, but are not limited to, developments in outstanding litigation, our performance and prospects, general conditions of the markets in which we compete, economic and financial conditions, and the impact of COVID-19 on global financial markets. Such volatility could materially and adversely affect the market price of our common stock in future periods.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Until the expiration of our lease in October 2020, our headquarters were located in a 3,000 square foot leased facility in Jacksonville, Florida. Beginning in November 2020, we reverted to remote worksites for all of our employees in light of the pandemic. We believe a remote work environment is currently suitable for the conduct of our business. We have an additional 7,000 square foot leased facility in Lake Mary, Florida that was primarily for engineering design activities. We have ceased use of the Lake Mary facility and secured a sublease tenant in 2021 for the duration of the lease term through November 2022. Refer to Note 8 to our consolidated financial statements included in Item 8 for information regarding our outstanding lease obligations.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is listed on the OTCQB, an over-the-counter market, under the ticker symbol “PRKR”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

Holders

As of March 15, 2022, we had approximately 83 holders of record and we believe there are approximately 7,200 beneficial holders of our common stock.

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

Purchases of Equity Securities by Issuer and Affiliated Purchasers

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2021.

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are in the business of innovating fundamental wireless technologies and products. We have designed and developed proprietary RF technologies and integrated circuits based on those technologies, and we license our technologies to others for use in wireless communication products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the U.S. and certain foreign jurisdictions. We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan primarily consists of enforcement of our intellectual property rights through patent infringement litigation and licensing efforts. We currently have patent enforcement actions ongoing in various U.S. district courts against providers of mobile handsets, smart televisions and other WiFi products and, in certain cases, their chip suppliers for the infringement of a number of our RF patents. We have made significant investments in developing and protecting our technologies, the returns on which are dependent upon the generation of future revenues for realization.

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

Recent Developments

On March 22, 2022, the United States District Court in the Middle District of Florida (Orlando Division) issued an order granting Qualcomm’s motion for summary judgment ruling that Qualcomm does not infringe the three patents that are the subject of our infringement case against them. This ruling, which is a final determination of the district court, follows a March 9, 2022 order granting a Qualcomm motion to strike and exclude the opinions of our experts regarding the alleged infringement and validity issues. We intend to appeal both of these decisions. Refer to ParkerVision v. Qualcomm (Middle District of Florida) included in Note 12 to our consolidated financial statements included in Item 8 for a complete discussion of these legal proceedings.

In February 2022, our two patent infringement cases against Intel in the Western District of Texas were reconfigured whereby the first case would assert an aggregate of six patents against Intel cellular products and the second case would assert the same six patents along with a seventh patent against Intel WiFi and Bluetooth products. As a result of the restructuring of the cases, the trial date for the first Intel case was moved from June 2022 to October 24, 2022. In March 2022, as a result of discovery delays, the trial date was moved to a start date of December 5, 2022. The second case against Intel is currently scheduled for trial commencing in May 2023, however that date may change in lieu of the revised schedule in the first Intel case. Refer to ParkerVision v. Intel (Western District of Texas) and ParkerVision v. Intel II (Western District of Texas) included in Note 12 to our consolidated financial statements included in Item 8 for a complete discussion of these legal proceedings.

In January 2022, the Patent Trial and Appeal Board (“PTAB”) issued its final decisions on two Inter Partes Reviews (“IPRs”) filed by Intel against two of the patents asserted in the ParkerVision v. Intel infringement cases. The PTAB ruled in our favor with respect to the seven challenged claims of one of the two patents and ruled in Intel’s favor with respect to the one challenged claim of the second patent. We have one additional IPR filed by Intel against a patent asserted in our second case, and the PTAB is expected to issue its final decision in July 2022. Refer to Intel v. ParkerVision (PTAB) included in Note 12 to our consolidated financial statements included in Item 8 for a complete discussion of these IPR proceedings.

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

For the year ended December 31, 2021, we incurred a net loss of approximately $12.3 million and negative cash flows from operations of approximately $7.7 million. At December 31, 2021, we had cash and cash equivalents of approximately $1.0 million and an accumulated deficit of approximately $433.4 million. Additionally, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings, legal fees and litigation expenses under our contingent funding arrangements. Our independent registered public accounting firm has included in their audit report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. See Note 2 to our consolidated financial statements included in Item 8 for a discussion of our liquidity and our ability to continue as a going concern.

We used cash for operations of approximately $7.7 million and $4.8 million for the years ended December 31, 2021 and 2020, respectively. The increase in cash used for operations from 2020 to 2021 is primarily due to the use of approximately $3.9 million in cash for the reduction of accounts payable and accrued expenses during the year ended December 31, 2021, as compared to a $1.8 million increase in accounts payable and accrued expenses during the year ended December 31, 2020. Our accounts payable decreased $3.6 million from December 31, 2020 to December 31, 2021 primarily as result of a $3.0 million payment to a law firm in settlement of our outstanding fees and expenses and in exchange for an agreed-upon reduction in potential success fees payable to the firm from future patent-related proceeds. This increase in use of cash from 2020 to 2021 was somewhat offset by a reduction in cash-based operating costs from 2020 to 2021, largely as a result of decreased litigation fees and expenses. As a result of the decrease in our current liabilities from 2020 to 2021, our working capital improved by approximately $3.7 million.

For the year ended December 31, 2021, we received aggregate net proceeds from the sale of debt and equity securities, including the exercise of outstanding options and warrants, of approximately $7.2 million compared to approximately $7.6 million in proceeds received for the year ended December 31, 2020. We repaid approximately $0.1 million and $1.3 million, respectively in debt obligations during the years ended December 31, 2021 and 2020.

Our ability to meet our short-term liquidity needs, including our debt repayment obligations, is dependent upon one or more of (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations to Brickell and legal counsel; and/or (ii) our ability to raise additional capital from the sale of debt or equity securities or other financing arrangements.

Significant portions of our litigation costs to date have been funded by contingent payment arrangements with legal counsel. Fee discounts offered by legal counsel in exchange for contingent payments upon successful outcome in our litigation are not recognized in expense until such time that the related proceeds on which the contingent fees are payable are considered probable. Contingent fees vary based on each firm’s specific fee agreement. We currently have contingent fee arrangements in place for all of our active cases. In addition to our contingent fee agreements with legal counsel, we have secured and unsecured contingent payment obligations to litigation funders that have priority payments due from patent-related proceeds as discussed more fully under “Financial Condition-Contingent Payment Obligations” below.

Although current working capital will not be used to repay our contingent arrangements, based on our current outstanding legal proceedings, funding arrangements and contingent payment arrangements, we estimate that up to 100% of our initial future proceeds will be used to repay contingent payment arrangements until the minimum return under our secured contingent payment obligation has been met. After repayment of minimum returns on litigation financing, we estimate that 45% to 68% of remaining future proceeds from current actions could be payable to others, depending on the proceeding and the nature, amount and timing of proceeds, among other factors.

Patent enforcement litigation is costly and time-consuming and the outcome is difficult to predict. We expect to continue to invest in the support of our patent enforcement and licensing programs. We expect that revenue generated from patent enforcement actions and/or technology licenses in 2022, if any, after deduction of contingent payment obligations, may not be sufficient to cover our operating expenses. In the event we do not generate revenues, or other patent-related proceeds, sufficient to cover our operational costs and contingent repayment obligations, we will be required to raise additional working capital through the sale of debt or equity securities or other financing arrangements.

The long-term continuation of our business plan is dependent upon our ability to secure sufficient financing to support our business, and our ability to generate revenues and/or patent-related proceeds sufficient to offset expenses and meet our contingent payment obligations and other long-term debt repayment obligations. Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or reduce operating costs could have a material adverse effect on our ability to meet our short and long-term liquidity needs and achieve our intended long-term business objectives.

Financial Condition

Intangible Assets

We consider our intellectual property, including patents, patent applications, trademarks, copyrights and trade secrets to be significant to our business. Our intangible assets are pledged as security for our secured contingent payment obligation with Brickell. The net book value of our intangible assets was approximately $1.8 million and $2.2 million as of December 31, 2021 and 2020, respectively. These assets are amortized using the straight-line method over their estimated period of benefit, generally fifteen to twenty years. The decrease in the carrying value of our intangible assets is primarily the result of $0.4 million in patent amortization expense recognized in 2021. Management evaluates the recoverability of intangible assets periodically and takes into account events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists. As part of our ongoing patent maintenance program, we may, from time to time, abandon a particular patent if we determine fees to maintain the patent exceed its expected recoverability. For the years ended December 31, 2021 and 2020, we incurred losses of approximately $0.03 million and $0.3 million, respectively, for the write-off of specific patent assets. These losses are included in operating expenses in the accompanying consolidated statements of comprehensive loss.

Contingent Payment Obligations

We have secured and unsecured contingent payment obligations recorded at an aggregate estimated fair value of $43.1 million and $38.3 million as of December 31, 2021 and 2020, respectively. These repayment obligations are contingent upon receipt of proceeds from patent enforcement and other patent monetization actions. As a result, we have elected to account for these contingent payment obligations at their estimated fair values which are subject to significant estimates and assumptions as discussed in “Critical Accounting Policies” below. Refer to Note 10 to our consolidated financial statements included in Item 8 for a discussion of the fair value measurement of our contingent payment obligation.

Our secured contingent payment obligation is payable to Brickell as a result of $18 million in borrowings under a 2016 funding agreement, as amended from time to time. We have repaid Brickell an aggregate of $3.3 million to date under this agreement. The contingent payment obligation to Brickell is recorded at its estimated fair market value of $37.4 million at December 31, 2021, an increase of $4.3 million or 13% from the estimated fair market value at December 31, 2020. Brickell is entitled to a priority, prorated payment of up to 100% of proceeds received by us from funded patent-related actions up to a specified minimum return. Brickell’s minimum return is determined as a multiple of the outstanding funded amount that increases over time. The estimated aggregate minimum return due to Brickell if repaid in full at December 31, 2021 is approximately $48.8 million, an increase of approximately $6.8 million, or 16%, from the minimum return that would have been due to Brickell as of December 31, 2020.

In addition, in 2020 and 2021, we incurred unsecured contingent payment obligations in connection with various funding arrangements. These contingent payment obligations are payable from our share of patent-related proceeds after satisfaction of our obligation to Brickell and payment of contingent fees to legal counsel. These unsecured contingent payment obligations are recorded at an aggregate estimated fair value of $5.7 million at December 31, 2021, representing an increase of $0.5 million from the estimated fair market value at December 31, 2020. This increase is primarily the result of $0.4 million in new unsecured contingent payment obligations incurred in 2021. The maximum payment obligation for our unsecured contingent payment obligations is $10.8 million at December 31, 2021.

See “Change in Fair Value of Contingent Obligations” included in “Results of Operations” below for a discussion of the increase in the estimated fair value of our secured and unsecured contingent payment obligations.

Note Payable

As of December 31, 2021, we have a $0.7 million unsecured note payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party. We are obligated to make principal and interest payments totaling $0.12 million in 2022 under this note. The remaining outstanding balance of the note is subject to payment in full by April 30, 2023. Failure to comply with the payment terms of this note constitutes an event of default which, if uncured, will result in the entire unpaid principal balance of the note and any unpaid, accrued interest to become immediately due and payable. In addition, an event of default results in an increase in the interest rate under the notes to a default rate of 12% per annum. Notes payable are discussed more fully in Note 9 to our consolidated financial statements included in Item 8.

Convertible Notes

As of December 31, 2021, we have $2.9 million in notes that are convertible, at the holders’ option, into shares of our common stock at fixed conversion prices ranging from $0.08 to $0.57 per share. These notes mature at varying dates from September 2023 to January 2025. The majority of the notes bear interest at a stated rate of 8%, payable quarterly. We have the option, subject to certain conditions, to pay the quarterly interest in-kind with shares of our common stock based on market price at the interest payment date. To date, all of the interest payments under these convertible notes have been paid in-kind and we anticipate that future payments of interest will also be paid in-kind. The notes provide for events of default that include failure to pay principal or interest when due, breach of any of the representations made by us, events of liquidation or bankruptcy, and a change in control. In the event of default, the interest rate increases to 12% per annum and the outstanding principal balance of the notes plus all accrued interest due may be declared immediately payable by the holders of a majority of the then-outstanding notes. Our convertible notes payable are more fully discussed in Note 9 to our consolidated financial statements included in Item 8.

Deferred Tax Assets and Related Valuation Allowance

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized. As of December 31, 2021, we had net deferred tax assets of approximately $93 million, primarily related to our NOL carryforwards, which were fully offset by a valuation allowance due to the uncertainty related to realization of these assets through future taxable income. In addition, our ability to benefit from our NOL and other tax credit carryforwards could be limited under Section 382 as more fully discussed in “Risk Factors” and in Note 11 to our consolidated financial statements included in Item 8.

Results of Operations for Each of the Years Ended December 31, 2021 and 2020

Revenues and Gross Margins

Licensing revenue was $0.14 million for the year ended December 31, 2021. We reported no licensing revenue for the year ended December 31, 2020. We entered into patent licensing and settlement agreements with Buffalo and Zyxel in May 2021 and September 2021, respectively. We recognized revenue from these contracts during the year ended December 31, 2021 when the parties’ performance obligations were met. Cost of sales related to the licensing revenue consists of amortization expense related to the patents covered under the license agreements.

Our licensing proceeds were fully offset against out-of-pocket expenses recognized under our contingent fee agreement with counsel and therefore did not impact our cash flows. These out-of-pocket expenses are included in selling, general and administrative expenses.

Although we do anticipate additional revenue to result from our licensing and patent enforcement actions, the amount and timing is highly unpredictable and there can be no assurance that we will achieve our anticipated results.

We reported no product revenue during the years ended December 31, 2021 or 2020.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of executive, director, technical support, and finance and administrative personnel costs, including share-based compensation, costs incurred for insurance, shareholder relations and outside legal and professional services, including litigation expenses, and amortization and maintenance expenses related to our patent assets.

Our selling, general and administrative expenses were approximately $8.1 million for the year ended December 31, 2021, as compared to approximately $10.7 million for the year ended December 31, 2020, representing a decrease of approximately $2.6 million or 24%. This decrease results, in part, from a number of one-time, noncash charges in 2020 including $1.8 million associated with an amendment to a warrant agreement, $0.4 million from an amendment to our March 2020 equity transactions, and $0.2 million for impairment of the right-of-use asset associated with our Lake Mary lease. In addition, our litigation fees and expenses decreased by approximately $2.3 million as a result of the stay in the Qualcomm case in Jacksonville, Florida. These decreases were partially offset by a $2.1 million increase in share-based compensation attributed to nonqualified stock options awarded to executives, key employees, and nonemployee directors in January 2021 as more fully discussed in Note 14 to our consolidated financial statements included in Item 8.

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

For the year ended December 31, 2021, we recorded an increase in the fair value of our secured and unsecured contingent payment obligations of approximately $4.4 million.  The majority of the change in fair value is attributable to an increase in the estimated fair value of the secured contingent obligation with Brickell as a result of changes in estimated amounts and timing of projected future cash flows.

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

New Accounting Pronouncements

We adopted Accounting Standards Update (“ASU”) 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" as of January 1, 2021. ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP.   Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception.  The ASU also simplifies the diluted earnings per share calculation in certain areas. For smaller reporting companies, the ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2020.  The ASU provides for a modified retrospective method of adoption whereby the guidance is applied to transactions outstanding at the beginning of the fiscal year of adoption with the cumulative effect of the change being recorded as an adjustment to beginning retained earnings. Adoption of ASU 2020-06 resulted in an increase to our long-term debt of approximately $0.8 million, a decrease in additional paid-in-capital of approximately $1.1 million and an adjustment to our beginning accumulated deficit of $0.3 million resulting from the elimination of the previously recognized beneficial conversion feature as a debt discount.

Off-Balance Sheet Transactions

As of December 31, 2021, we had outstanding warrants to purchase 10.3 million shares of our common stock. The estimated grant date fair value of these warrants of approximately $3.2 million is included in shareholders’ deficit in our consolidated balance sheet for the year ended December 31, 2021. The outstanding warrants have an average exercise price of $0.75 per share and a weighted average remaining life of approximately 3 years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements
Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (for the years ended December 31, 2021 and 2020) (PCAOB ID: 569)	22

FINANCIAL STATEMENTS:
Consolidated Balance Sheets – December 31, 2021 and 2020	24
Consolidated Statements of Comprehensive Loss - for the years ended December 31, 2021 and 2020	25
Consolidated Statements of Shareholders’ Deficit - for the years ended December 31, 2021 and 2020	26
Consolidated Statements of Cash Flows - for the years ended December 31, 2021 and 2020	27
Notes to Consolidated Financial Statements - December 31, 2021 and 2020	28

SUPPLEMENTARY DATA:
Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ParkerVision, Inc.

Jacksonville, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ParkerVision, Inc. (the “Company”) and its subsidiary as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive loss, shareholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Estimation of Fair Value of Contingent Payment Obligations

As disclosed in Note 1 of the Company’s consolidated financial statements, the Company accounts for their secured and unsecured contingent payment obligations as long-term debt. Their payment obligations are contingent upon the receipt of proceeds from patent enforcement and/or patent monetization actions. The Company has elected to measure their contingent payment obligations at their estimated fair values. The Company recorded the fair value of their contingent payment obligations at approximately $43,063,000 as of December 31, 2021.

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

Fort Lauderdale, Florida

March 29, 2022

PARKERVISION, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 AND 2020

(in thousands)

	2021	2020
CURRENT ASSETS:
Cash and cash equivalents	$1,030	$1,627
Prepaid expenses	574	599
Other current assets	25	8
Total current assets	1,629	2,234

Property and equipment, net	7	30
Intangible assets, net	1,785	2,170
Operating lease right-of-use assets	7	10
Other assets, net	12	12
Total assets	$3,440	$4,456

CURRENT LIABILITIES:
Accounts payable	$706	$4,318
Accrued expenses:
Salaries and wages	27	19
Professional fees	109	128
Statutory court costs	-	251
Other accrued expenses	555	936
Related party note payable, current portion	94	100
Secured note payable, current portion	-	26
Unsecured notes payable	-	65
Operating lease liabilities, current portion	155	146
Total current liabilities	1,646	5,989

LONG-TERM LIABILITIES:
Secured contingent payment obligation	37,372	33,057
Unsecured contingent payment obligations	5,691	5,222
Convertible notes, net	2,895	3,018
Related party note payable, net of current portion	609	703
Operating lease liabilities, net of current portion	4	159
Other long-term liabilities	-	129
Total long-term liabilities	46,571	42,288
Total liabilities	48,217	48,277

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.01 par value, 150,000 and 140,000 shares authorized, 76,992 and 58,591 issued and outstanding at December 31, 2021 and 2020, respectively	770	586
Additional paid-in capital	387,865	376,954
Accumulated deficit	(433,412)	(421,361)
Total shareholders' deficit	(44,777)	(43,821)
Total liabilities and shareholders' deficit	$3,440	$4,456

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands, except per share amounts)

	2021	2020
Licensing revenue	$144	$-
Cost of sales	(5)	-
Gross margin	139	-

Selling, general, and administrative expenses	8,088	10,664
Total operating expenses	8,088	10,664

Interest and other income	242	-
Interest and other expense	(251)	(547)
Change in fair value of contingent payment obligations	(4,372)	(8,367)
Total interest and other	(4,381)	(8,914)

Net loss before income tax	(12,330)	(19,578)

Income tax expense	-	-

Net loss	(12,330)	(19,578)

Other comprehensive income, net of tax	-	-

Comprehensive loss	$(12,330)	$(19,578)

Basic and diluted net loss per common share	$(0.17)	$(0.42)

Weighted average common shares outstanding	71,299	47,019

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands)

	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2019	$341	368,345	(401,783)	(33,097)
Issuance of common stock and warrants in public and private offerings, net of issuance costs and initial fair value of contingent payment rights	148	4,618		4,766
Issuance of common stock upon exercise of warrants	45	1,530	-	1,575
Issuance of common stock and warrants for services	7	297	-	304
Issuance of convertible debt with beneficial conversion feature	-	173	-	173
Issuance of common stock upon conversion and payment of interest in kind on convertible debt	15	437	-	452
Issuance of common stock upon conversion of short-term loans and payables	22	318	-	340
Share-based compensation, net of shares withheld for taxes	8	1,236	-	1,244
Net loss for the year	-	-	(19,578)	(19,578)
Balance as of December 31, 2020	586	376,954	(421,361)	(43,821)
Cumulative effect of change in accounting principle	-	(1,126)	279	(847)
Issuance of common stock and warrants in public and private offerings, net of issuance costs and initial fair value of contingent payment rights	73	5,701		5,774
Issuance of common stock upon exercise of options and warrants	63	959	-	1,022
Issuance of common stock and warrants for services	9	863	-	872
Issuance of common stock upon conversion and payment of interest in kind on convertible debt	37	1,201	-	1,238
Share-based compensation, net of shares withheld for taxes	2	3,313	-	3,315
Net loss for the year	-	-	(12,330)	(12,330)
Balance as of December 31, 2021	$770	$387,865	$(433,412)	$(44,777)

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(in thousands)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,330)	$(19,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	368	632
Share-based compensation	3,315	1,244
Noncash lease expense	3	61
Change in fair value of contingent payment obligations	4,372	8,367
Loss on disposal/impairment of equipment and other assets	43	487
Loan forgiveness	(194)	-
Noncash expense for amendment of equity-related agreements	-	2,211
Changes in operating assets and liabilities:
Prepaid expenses and other assets	784	292
Accounts payable and accrued expenses	(3,917)	1,757
Operating lease liabilities	(146)	(250)
Total adjustments	4,628	14,801
Net cash used in operating activities	(7,702)	(4,777)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	2
Purchases of property and equipment	(3)	(3)
Net cash used in investing activities	(3)	(1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, including contingent payment rights, in private offerings	6,186	4,801
Net proceeds from exercise of options and warrants	1,022	1,575
Net proceeds from debt financings	-	1,244
Debt repayments	(100)	(1,272)
Net cash provided by financing activities	7,108	6,348

NET CHANGE IN CASH AND CASH EQUIVALENTS	(597)	1,570
CASH AND CASH EQUIVALENTS, beginning of year	1,627	57
CASH AND CASH EQUIVALENTS, end of year	$1,030	$1,627

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$17	$61
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

1. SIGNIFICANT ACCOUNTING POLICIES

ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH (collectively “ParkerVision”, “we” or the “Company”) is in the business of innovating fundamental wireless hardware technologies and products. We have determined that our business currently operates under a single operating and reportable segment.

We have designed and developed proprietary radio frequency (“RF”) technologies and integrated circuits based on those technologies, and we license our technologies to others for use in wireless communication products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions. We believe certain patents protecting our proprietary technologies have been broadly infringed by others, and therefore the primary focus of our business plan is the enforcement of our intellectual property rights through patent infringement litigation and licensing efforts. We currently have patent enforcement actions ongoing in various U.S. district courts against providers of mobile handsets, smart televisions and other WiFi products and, in certain cases, their chip suppliers for the infringement of a number of our RF patents. We have made significant investments in developing and protecting our technologies, the returns on which are dependent upon the generation of future revenues for realization.

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

Leases

We have accounted for our finance and operating leases in accordance with ASC 842, “Leases” which requires the recognition of lease right-of-use (“ROU”) assets and lease liabilities on our consolidated balance sheets for finance and operating leases with initial lease terms of more than 12 months. At inception of a lease, we determine if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. Some of our lease arrangements contain lease components (e.g. minimum rent payments) and non-lease components (e.g. services). For certain equipment leases, we account for lease and non-lease components separately based on a relative fair market value basis. For all other leases, we account for the lease and non-lease components (e.g. common area maintenance) on a combined basis.

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

Refer to Note 8 for additional disclosures related to our leases.

Convertible Debt

We have issued debt that is convertible, at the holder’s option, into shares of our common stock at fixed conversion prices. Certain of the convertible notes were issued with conversion prices that were below market value of our common stock on the closing date resulting in a beneficial conversion feature which we recorded to equity with a corresponding discount to the debt that was amortized over the life of the notes as interest expense.

Effective January 1, 2021, we adopted Accounting Standards Update (“ASU”) 2020-06 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity."  This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP.  Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features.  The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception.  The ASU also simplifies the diluted earnings per share calculation in certain areas.  For smaller reporting companies, the ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2020.  The ASU provides for a modified retrospective method of adoption whereby the guidance is applied to transactions outstanding at the beginning of the fiscal year of adoption with the cumulative effect of the change being recorded as an adjustment to beginning retained earnings.

Adoption of ASU 2020-06 resulted in an increase to our long-term debt of approximately $0.8 million, a decrease in additional paid-in-capital of approximately $1.1 million, and an adjustment to our beginning accumulated deficit of $0.3 million resulting from the elimination of the previously recognized beneficial conversion feature as a debt discount.

Revenue Recognition

We account for revenue under ASC 606, “Revenue from Contracts with Customers” which implements a common revenue standard that clarifies the principles for recognizing revenue. This revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. These steps include (1) identifying the contract with the customer, (2) identifying the performance obligations, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue as the entity satisfies the performance obligation(s).

Our revenue is derived from patent licensing and settlement agreements. We have an active monitoring and enforcement program with respect to our intellectual property rights that includes seeking appropriate compensation from third parties that utilize or have utilized our intellectual property without a license. As a result, we may receive payments as part of a settlement or in the form of court-awarded damages for a patent infringement dispute. The timing and amount of revenue recognized from each licensee depend upon a variety of factors, including the specific terms of each agreement and the nature of the deliverables and obligations. Such agreements are often complex and may include multiple performance obligations. These agreements can include performance obligations related to the settlement of past patent infringement liabilities, royalties on future covered products sold by licensees, access to a portfolio of technology as it exists at a point in time, and/or promises to provide technology updates to the portfolio during the term of the license.

Refer to Note 3 for additional disclosures related to our revenue.

Cost of Sales

Cost of sales includes amortization of intangible assets directly linked with revenue generating licensing activities. Amortization expense for intangible assets that are not directly related to revenue generating licensing activities are included in selling, general, and administrative expenses in our consolidated statements of comprehensive loss.

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

The number of shares underlying outstanding options, warrants, unvested RSUs, and convertible notes at December 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Options outstanding	23,215	12,240
Warrants outstanding	10,346	12,850
Unvested RSUs	-	187
Shares underlying convertible notes	20,157	23,557
	53,718	48,834

These potential shares were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

2. LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements as of and for the year ended December 31, 2021 were prepared assuming we will continue as a going concern, which contemplates that we will continue in operation and will be able to realize our assets and settle our liabilities and commitments in the normal course of business for a period of at least one year from the issuance date of these consolidated financial statements. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should we be unable to continue as a going concern.

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sales of our equity and equity-linked securities and our contingent funding arrangements with third-parties to fund our operations, including our litigation costs. For the year ended December 31, 2021, we incurred a net loss of approximately $12.3 million and negative cash flows from operations of approximately $7.7 million. At December 31, 2021, we had an accumulated deficit of approximately $433.4 million. These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year after the issuance date of these consolidated financial statements.

We had cash and cash equivalents of approximately $1.0 million at December 31, 2021. Our remaining capital resources will be used to fund our current obligations and ongoing operating costs; however these resources will not be sufficient to meet our liquidity needs for the next twelve months and we will be required to seek additional capital.

Our business plan is currently focused solely on our patent enforcement and technology licensing objectives. The timing and amount of proceeds from our patent enforcement actions are difficult to predict and there can be no assurance we will receive any proceeds from these enforcement actions. Refer to Note 12 for a complete discussion of our patent enforcement proceedings.

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

3. REVENUE

During the year ended December 31, 2021, we recognized $0.14 million of revenue derived from contracts with two licensees. The contracts provide access to specified patented technologies as they exist at a point in time and we have no obligation to provide any future updates. The consideration received by us was negotiated as part of a settlement of patent litigation where no prior license agreement existed. The performance obligations were satisfied upon our dismissal of patent enforcement actions with each licensee which was contingent upon our receipt of the negotiated and agreed-upon lump-sum payments from the licensees. The contracts included no variable consideration. All consideration received was recorded to licensing revenue as there were no other material components of the contracts. No contract assets or liabilities exist as of December 31, 2021.

We recognized no revenue during the year ended December 31, 2020.

4. PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020
Prepaid services	$523	$408
Prepaid bonds for German statutory costs	-	142
Prepaid insurance	23	21
Prepaid licenses, software tools and support	16	11
Other prepaid expenses	12	17
	$574	$599

Prepaid services at December 31, 2021 and 2020 include approximately $0.5 million and $0.1 million, respectively, of consulting services paid in shares of stock or warrants to purchase shares of stock in the future.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, at cost, consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020
Equipment and software	$221	$218
Leasehold improvements	19	19
Furniture and fixtures	-	30
	240	267
Less accumulated depreciation	(233)	(237)
	$7	$30

Depreciation expense related to property and equipment was approximately $0.01 million and $0.03 million in 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, we recorded a loss on disposal of fixed assets of approximately $0.01 million and $0.02 million, respectively.

6. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020

Patents and copyrights	$14,755	$14,948
Less accumulated amortization	(12,970)	(12,778)
	$1,785	$2,170

Amortization expense for the years ended December 31, 2021 and 2020 was approximately $0.35 million and $0.45 million, respectively. For the years ended December 31, 2021 and 2020, we recorded losses on the disposal of intangible assets of approximately $0.03 million and $0.3 million, respectively.

Future estimated amortization expense for intangible assets that have remaining unamortized amounts as of December 31, 2021 is as follows (in thousands):

2022	$309
2023	278
2024	265
2025	226
2026	155
2027 and thereafter	552
Total	$1,785

7. ACCRUED LIABILITIES

Other accrued expenses consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020
Advances	$500	$882
Other accrued expenses	55	54
	$555	$936

Advances include amounts received from litigation counsel as advanced reimbursement of out-of-pocket expenses expected to be incurred by us and, at December 31, 2020, includes approximately $0.4 million received from investors for the purchase of equity securities in a January 2021 transaction (see Note 13).

8. LEASES

We lease our office and other facilities and certain office equipment under long-term, non-cancelable operating leases. No new finance or operating leases commenced during the years ended December 31, 2021 or 2020 except with respect to a sublease agreement for our Lake Mary facility in 2021 as discussed more fully below.

During the year ended December 31, 2020, we recognized an impairment loss of approximately $0.2 million on the ROU asset related to our Lake Mary office lease.  We ceased use of this facility in 2018 as part of a restructuring of our operations.  The original value of our ROU asset included estimated future sublease income.  Due to a number of factors, including the high vacancy rate of the building in which the space is located and the pandemic, we determined securing a sublease for the space would be unlikely.  The impairment loss recognized in 2020 represented the remaining carrying value of the asset and is included in selling, general, and administrative expenses in our consolidated statements of comprehensive loss. During the year ended December 31, 2021, we entered into a sublease agreement for this facility for the remaining term of our original lease, through November 2022. The sublease is accounted for as an operating lease.

Lease expense for operating leases is generally recognized on a straight-line basis over the lease term and is included in operating expenses on the consolidated statement of comprehensive loss. We recognized operating lease costs of $0.04 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.  Rental income recognized of $0.05 million for the year ended December 31, 2021, is included in “Interest and other income” in the accompanying consolidated statements of comprehensive loss.

Supplemental Cash Flow Information

The following table summarizes the supplemental cash flow information related to leases (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$181	$315

Cash received for amounts included in the measurement of sublease assets:
Operating cash flows from operating subleases	44	-

Other Information

The table below summarizes other supplemental information related to leases:

	December 31,	December 31,
	2021	2020
Weighted-average remaining lease term (in years):
Operating leases	0.9	1.7
Operating subleases	0.9	-
Weighted average discount rate
Operating leases (1)	12.2%	12.1%

(1)Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

Undiscounted Cash Flows

The future maturities of lease liabilities and sublease receivables consist of the following as of December 31, 2021 (in thousands):

	Operating Leases	Operating Subleases
2022	$166	$(120)
2023	4	-
Thereafter	-	-
Total undiscounted lease payments (receipts)	170	(120)
Less: imputed interest	(11)	-
Present value of lease liabilities (receivables)	159	(120)
Less: current portion	(155)	120
Long-term lease obligations	$4	$-

9. LONG-TERM DEBT

Notes Payable

Note Payable to a Related Party

We have an unsecured promissory note payable of $0.7 million to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party (see Note 15), for outstanding unpaid fees for legal services. The note, as amended, accrues interest at 4% per annum and provides for monthly payments of principal and interest of $10,000 with a final balloon payment of approximately $0.59 million due at the maturity date of April 30, 2023. We are currently in compliance with all the terms of the note, as amended. For each of the years ended December 31, 2021 and 2020, we recognized interest expense of approximately $0.03 million related to this note.

Unsecured Notes Payable

Unsecured notes payable at December 31, 2020 represents the current portion of our Paycheck Protection Program loan. In May 2020, we received approximately $0.2 million in proceeds from an approved loan under the Paycheck Protection Program.  The loan was eligible for forgiveness provided that (i) we used the loan proceeds exclusively for allowed costs including payroll, employee group health benefits, rent and utilities and (ii) employee and compensation levels were maintained during the coverage period. We applied for loan forgiveness in April 2021 and the loan was forgiven in June 2021. The forgiveness of the loan was recognized as income and is included in “Interest and other income” in the accompanying consolidated statements of comprehensive loss for the year ended December 31, 2021.

Secured Note Payable

Our secured note payable as of December 31, 2020 represented default interest accrued related to a note payable to Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C. (“Mintz”) for outstanding fees and expenses. Additionally, as of December 31, 2020, we had approximately $3.1 million in accounts payable to Mintz for outstanding fees and expenses. We also had approximately $3.6 million in disputed legal fees and expenses billed by Mintz that we treated as a loss contingency that was not probable as of December 31, 2020 and accordingly, for which we recognized no expense in the consolidated financial statements. On March 29, 2021, we entered into an agreement with Mintz to satisfy our outstanding obligations to Mintz. Under the terms of the agreement, (i) Mintz waived all past defaults on the note resulting in a reversal of previously accrued interest, (ii) we paid Mintz a lump-sum payment of $3.0 million in satisfaction of all outstanding obligations including our accounts payable to Mintz and all disputed and unrecorded billings, and (iii) Mintz agreed to a significant reduction in future success fees that might be payable to Mintz from future patent-related proceeds.

At December 31, 2021, the aggregate maturities of our notes payable are as follows (in thousands):

2022	$94
2023	609
Total	$703

The estimated fair value of our notes payable at December 31, 2021 is approximately $0.63 million based on a risk-adjusted discount rate.

Convertible Notes

Our convertible notes represent five-year promissory notes that are convertible, at the holders’ option, into shares of our common stock at fixed conversion prices. Interest payments are made on a quarterly basis and are payable, at our option and subject to certain equity conditions, in either cash, shares of our common stock, or a combination thereof. The number of shares issued for interest is determined by dividing the interest payment amount by the closing price of our common stock on the trading day immediately prior to the scheduled interest payment date.

To date, all interest payments on the convertible notes have been made in shares of our common stock. We have recognized the convertible notes as debt in our consolidated financial statements. The fixed conversion prices of certain of the notes were below the market value of our common stock on the closing date resulting in the recognition of a beneficial conversion feature that was recorded as a discount on the convertible notes with a corresponding increase to additional paid in capital. Upon our adoption of ASU 2020-06 on January 1, 2021, the previously recognized beneficial conversion feature was eliminated resulting in an increase in convertible notes of $0.8 million (see Note 1).

Convertible notes payable at December 31, 2021 and 2020, consist of the following (in thousands):

	Fixed
	Conversion	Interest		December 31,
Description	Rate	Rate	Maturity Date	2021	2020
Convertible notes dated September 10, 2018	$0.40	8.0%	September 10, 2023	$200	$600
Convertible notes dated September 19, 2018	$0.57	8.0%	September 19, 2023	425	425
Convertible notes dated February/March 2019	$0.25	8.0%	February 28, 2024 to March 13, 2024	750	1,300
Convertible notes dated June/July 2019	$0.10	8.0%	June 7, 2024 to July 15, 2024	320	340
Convertible notes dated July 18, 2019	$0.08	7.5%	July 18, 2024	700	700
Convertible notes dated September 13, 2019	$0.10	8.0%	September 13, 2024	50	50
Convertible notes dated January 8, 2020	$0.13	8.0%	January 8, 2025 1	450	450
Total principal balance				2,895	3,865
Less unamortized discount				-	847
				$2,895	$3,018

1 The maturity date may be extended by one-year increments for up to an additional five years at the holder’s option at a reduced interest rate of 2%.

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

For the year ended December 31, 2021, convertible notes with a face value of $0.97 million were converted by the holders into 3.4 million shares of our common stock at an average conversion price of $0.29. For the year ended December 31, 2020, convertible notes with a face value of $0.15 million were converted by the holders into 0.75 million shares of our common stock at an average conversion price of $0.20. At the holders’ option, subject to ownership limitations, the convertible notes outstanding at December 31, 2021 could be converted into an aggregate of approximately 20.2 million shares of our common stock based on the fixed conversion prices.

For the years ended December 31, 2021 and 2020, we recognized interest expense of approximately $0.26 million and $0.47 million, respectively. Interest expense for the year ended December 31, 2020 included approximately $0.17 million related to amortization of the discount that was subsequently eliminated upon our adoption of ASU 2020-06. We have elected to pay contractual interest in shares of our common stock. For the years ended December 31, 2021 and 2020, we issued approximately 272,000 and 710,000 shares of our common stock, respectively, as interest-in-kind payments on our convertible notes.

All of the shares underlying our convertible notes, including shares reserved for future in-kind interest payments on the notes, have been registered for resale.

At December 31, 2021, we estimate our convertible notes have an aggregate fair value of approximately $2.3 million and would be categorized within Level 2 of the fair value hierarchy.

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation measured at estimated fair market value for the years ended December 31, 2021 and 2020, respectively (in thousands).

	2021	2020
Secured contingent payment obligation, beginning of year	$33,057	$26,651
Change in fair value	4,315	6,406
Secured contingent payment obligation, end of year	$37,372	$33,057

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to Brickell Key Investments, LP (“Brickell”) under a February 2016 funding agreement, as amended from time to time (the “CPIA”). To date, we have received aggregate proceeds of $18 million in exchange for Brickell’s right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions. No proceeds were received from Brickell in 2020 or 2021. To date, we have repaid an aggregate of $3.3 million under the CPIA from patent license and settlement proceeds.

Brickell is entitled to priority payment of 100% of proceeds received by us, after reimbursement of out-of-pocket expenses and legal contingent fees, from all patent-related actions until such time that Brickell has been paid its minimum return. The minimum return is determined as a multiple of the funded amount that increases over time. The estimated minimum return due to Brickell was approximately $48.8 million and $42 million as of December 31, 2021 and 2020, respectively. In addition, Brickell is entitled to a pro rata portion of proceeds from specified legal actions to the extent aggregate proceeds from those actions exceed the minimum return.

Brickell holds a senior security interest in the majority of our assets until such time as the specified minimum return is paid, in which case, the security interest will be released except with respect to the patents and proceeds related to specific legal actions. The security interest is enforceable by Brickell in the event that we are in default under the agreement which would occur if (i) we fail, after notice, to pay proceeds to Brickell, (ii) we become insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to us, (iii) our creditors commence actions against us (which are not subsequently discharged) that affect our material assets, (iv) we, without Brickell’s consent, incur indebtedness other than immaterial ordinary course indebtedness, or (v) there is an uncured non-compliance of our obligations or misrepresentations under the agreement. As of December 31, 2021, we are in compliance with our obligations under this agreement.

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

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair market value, for the years ended December 31, 2021 and 2020, respectively (in thousands):

	2021	2020
Unsecured contingent payment obligations, beginning of period	$5,222	$-
Reclassification of other liabilities	-	1,003
Issuance of contingent payment rights	412	2,258
Change in fair value	57	1,961
Unsecured contingent payment obligations, end of period	$5,691	$5,222

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

The Termination Fee is a result of advances received under a letter agreement with a third-party funder of $0.4 million in 2019 and $0.6 million in 2020.  Based on the terms of the letter agreement, if a final funding arrangement was not executed by March 31, 2020, we would be obligated to pay, from future patent-related proceeds, an aggregate termination payment equal to five times the advances received, or approximately $5.0 million.  We did not consummate a funding agreement and accordingly the advances were recorded as an unsecured contingent payment obligation at March 31, 2020, when the Termination Fee obligation was incurred.  As of December 31, 2021, the estimated fair value of unsecured contingent payment obligations related to the Termination Fee is $2.6 million.

The CPRs represent the estimated fair value of rights provided to accredited investors who purchased shares of our common stock in 2020 and 2021 and the fair value of a right issued to a third-party in connection with a service agreement during the year ended December 31, 2020 (see Note 13).  During the years ended December 31, 2021 and 2020, we received aggregate proceeds of $1.1 million and $3.8 million, respectively from the sale of common stock with contingent payment rights, of which approximately $0.4 million and $1.8 million, respectively was allocated to the CPRs.  In addition, on May 1, 2020, we amended certain March 2020 equity purchase agreements with accredited investors for the purchase of $0.9 million in common stock to add CPRs. This amendment resulted in a charge to expense of $0.4 million for the initial estimated fair value of the CPRs.  The terms of the CPRs provide that we will pay each investor an allocated portion of our net proceeds from patent-related actions, after taking into account fees and expenses payable to law firms representing us and amounts payable to Brickell.  The investors’ allocated portion of net proceeds will be determined by multiplying the net proceeds recovered by us (up to $10 million) by the quotient of such investors’ subscription amount divided by $10 million, up to an amount equal to each investor’s subscription amount, or an aggregate of $5.8 million.  As of December 31, 2021, the estimated fair value of our unsecured contingent payment obligations related to the CPRs is $3.1 million.

10. FAIR VALUE MEASUREMENTS

ASC 820, “Fair Value Measurements” establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The three levels of the fair value hierarchy are as follows:

•Level 1: Quoted prices for identical assets or liabilities in active markets which we can access

•Level 2: Observable inputs other than those described in Level 1

•Level 3: Unobservable inputs

The following table summarizes financial assets and financial liabilities carried at fair value and measured on a recurring basis as of December 31, 2021 and 2020, segregated by classification within the fair value hierarchy (in thousands):

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021:
Liabilities:
Secured contingent payment obligation	$37,372	$-	$-	$37,372
Unsecured contingent payment obligations	5,691	-	-	5,691

December 31, 2020:
Liabilities:
Secured contingent payment obligation	33,057	-	-	33,057
Unsecured contingent payment obligations	5,222	-	-	5,222

For the years ended December 31, 2021 and 2020, respectively, we had no transfers of assets or liabilities between the levels of the hierarchy.

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used a risk-adjusted discount rate of 14.85% at December 31, 2021, based on a risk-free rate of 0.85% as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at December 31, 2021, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$0.0	$51.8	$79.6	$0.0	$8.1	$10.8
Duration (in years)	0.5	2.3	3.5	1.5	2.5	3.5
Estimated probabilities	7%	23%	25%	25%	25%	25%

We evaluate the estimates and assumptions used in determining the fair value of our contingent payment obligations each reporting period and make any adjustments prospectively based on those evaluations.  Changes in any of these Level 3 inputs could result in a significantly higher or lower fair value measurement

11. INCOME TAXES AND TAX STATUS

Our net losses before income taxes for the years ended December 31, 2021 and 2020 are from domestic operations as well as losses from our wholly-owned German subsidiary. We elected to treat our German subsidiary as a disregarded entity for purposes of income taxes and accordingly, the losses from our German subsidiary have been included in our operating results.

No current or deferred tax provision or benefit was recorded in 2021 or 2020 as a result of current losses and fully deferred tax valuation allowances for all periods. We have recorded a valuation allowance to state our deferred tax assets at their estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for each of the years ended December 31, 2021 and 2020, respectively are as follows (in thousands):

	2021	2020
Tax benefit at statutory rate	$(2,589)	$(4,111)
State tax benefit	(530)	(842)
Increase in valuation allowance	3,368	4,307
Other	(249)	646
	$-	$-

Our deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of our assets and liabilities at December 31, 2021 and 2020 (in thousands):

	2021	2020
Gross deferred tax assets:
Net operating loss carry-forward	$78,600	$80,848
Research and development credit carry-forward	6,028	6,603
Stock compensation	356	122
Patents and other	1,470	1,466
Contingent payment obligations	6,341	5,235
Fixed assets	53	54
Accrued liabilities	-	64
Lease liabilities	38	77
	92,886	94,469
Less valuation allowance	(92,886)	(94,245)
	-	224
Gross deferred tax liabilities:
Convertible debt	-	(224)
	-	(224)
Net deferred tax asset	$-	$-

Upon adoption of ASU 2020-06 on January 1, 2021 (see “Convertible Notes” in Note 9), the difference between the financial accounting and tax bases, net of tax effect, of unrecognized tax benefit related to the beneficial conversion feature of convertible debt was eliminated.

At December 31, 2021, we had cumulative net operating loss (“NOL”) carry-forwards for income tax purposes of $313.2 million, of which $276.6 million is subject to expiration in varying amounts from 2022 to 2037. At December 31, 2021, we also had research and development tax credit carryforwards of $6.0 million, which expire in varying amounts from 2022 through 2038.

Our ability to benefit from the tax credit carry-forwards could be limited under certain provisions of the Internal Revenue Code if there are ownership changes of more than 50%, as defined by Section 382 of the Internal Revenue Code of 1986 (“Section 382”). Under Section 382, an ownership change may limit the amount of NOL, capital loss and R&D credit carry-forwards that can be used annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  We conduct a study annually of our ownership changes. Based on the results of our studies, we have determined that we do not have any ownership changes on or prior to December 31, 2021 which would result in limitations of our NOL, capital loss or R&D credit carry-forwards under Section 382.

Uncertain Tax Positions

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Germany.  We have identified our Federal and Florida tax returns as our only major jurisdictions, as defined.  The periods subject to examination for those returns are the 2002 through 2021 tax years.  The following table provides a reconciliation of our unrecognized tax benefits due to uncertain tax positions for the years ended December 31, 2021 and 2020, respectively (in thousands):

	2021	2020
Unrecognized tax benefits – beginning of year	$927	$927
Reduction as a result of lapse of statute of limitations	(274)	-
Unrecognized tax benefits – end of year	$653	$927

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate so long as we maintain a full valuation allowance.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits.  For the years ended December 31, 2021 and 2020, we did not incur any income tax-related interest income, expense or penalties.

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

We were liable for costs assessed on infringement and validity cases in Germany in which we did not prevail. A portion of this liability was covered by bonds posted in Germany. As of December 31, 2021, our bonds have been fully released and all outstanding statutory court costs have been satisfied in full. We have no remaining litigation or related liabilities in Germany.

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

In April 2020, the court issued its claim construction order in which the court adopted our proposed construction for seven of the ten disputed terms and adopted slightly modified versions of our proposed construction for the remaining terms.  Due to the impact of COVID-19, a number of the scheduled deadlines in this case were moved including the trial commencement date which was rescheduled from December 2020 to May 2021. In October 2020, our damages expert submitted a report supporting our damages ask of $1.3 billion for Qualcomm’s unauthorized use of our technology. Such amount excludes additional amounts requested by us for interest and enhanced damages for willful infringement.  Ultimately, the amount of damages, if any, will be determined by the court.  Discovery was expected to close in December 2020; however, the court allowed us to designate a substitute expert due to medical issues with one of our experts in the case. Accordingly, the close of discovery was delayed until January 2021.  As a result of these delays, the court rescheduled the trial commencement date from May 3, 2021 to July 6, 2021.

In March 2021, the court further delayed the trial date citing backlog due to the pandemic, among other factors.  A new trial date has not yet been set.  Fact and expert discovery in this case are closed, expert reports have been submitted, and summary judgement and Daubert briefings have been completed by the parties.  Joint pre-trial statements were submitted in May 2021. In March 2021, the court granted Qualcomm’s motion to strike certain of our 2020 infringement contentions.  We filed a motion to clarify the court’s order and in July 2021, based on the court’s response to our motion to clarify, we filed a joint motion for entry of a judgement of non-infringement of our Patent No. 7,865,177 (“the ‘177 Patent”), subject to appeal.  A number of outstanding motions are pending decisions by the court.  In January 2022, the court held a hearing to allow the parties to present their respective positions on three outstanding motions. The court indicated that upon its ruling on these motions, a pre-trial conference will be scheduled and a trial date set. On March 9, 2022, the court ruled with respect to one of these motions granting Qualcomm’s motion to strike and exclude opinions regarding the alleged infringement and validity issues. This court order prevents the presentation of infringement and validity opinions by both of our experts at trial. In addition, on March 22, 2022, the court issued an order granting Qualcomm’s motion for summary judgment ruling that Qualcomm does not infringe the remaining three patents in this case. This is a final judgment and the next step is an appeal of both the March 22, 2022 and the March 9, 2022 rulings (see Note 17). We are represented in this case on a full contingency fee basis.

ParkerVision v. Apple and Qualcomm (Middle District of Florida)

In December 2015, we filed a patent infringement complaint in the Middle District of Florida against Apple, LG, Samsung and Qualcomm alleging infringement of four of our patents. In February 2016, the district court proceedings were stayed pending resolution of a corresponding case filed at the International Trade Commission (“ITC”). In July 2016, we entered into a patent license and settlement agreement with Samsung and, as a result, Samsung was dismissed from the district court action. In March 2017, we filed a motion to terminate the ITC proceedings and a corresponding motion to lift the stay in the district court case. This motion was granted in May 2017. In July 2017, we filed a motion to dismiss LG from the district court case and re-filed our claims against LG in the District of New Jersey (see ParkerVision v. LG below).  Also in July 2017, Qualcomm filed a motion to change venue to the Southern District of California, and Apple filed a motion to dismiss for improper venue. In March 2018, the district court ruled against the Qualcomm and Apple motions. The parties also filed a joint motion in March 2018 to eliminate three of the four patents in the case in order to expedite proceedings leaving our U.S. patent 9,118,528 as the only remaining patent in this case. A claim construction hearing was held on August 31, 2018. In July 2019, the court issued its claim construction order in which the court adopted our proposed claim construction for two of the six disputed terms and the “plain and ordinary meaning” on the remaining terms. In addition, the court denied a motion filed by Apple for summary judgment.  Fact discovery has closed in this case and a jury trial was scheduled to begin in August 2020.  In March 2020, as a result of the impact of COVID-19, the parties filed a motion requesting an extension of certain deadlines in the case. In April 2020, the court stayed this proceeding pending the outcome of the Qualcomm Action.

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

ParkerVision v. Intel (Western District of Texas)

In February 2020, we filed a patent infringement complaint in the Western District of Texas against Intel Corporation (“Intel”) alleging infringement of eight of our patents. The complaint was amended in May 2020 to add two additional patents. In June 2020, we requested that one of the patents be dropped from this case and filed a second case in the Western District of Texas that included this dismissed patent (see ParkerVision v. Intel II below). Intel’s response to our complaint was filed in June 2020 denying infringement and claiming invalidity of the patents. Intel also filed a motion to transfer venue which the court denied. In July 2020 and September 2020, Intel filed IPR petitions against two of the patents in this case and in January 2021, the PTAB instituted proceedings with regard to these two petitions (see Intel v. ParkerVision (PTAB) below).

The court issued its claim construction ruling in January 2021 in which the majority of the disputed claim terms were decided in our favor. The case was scheduled for trial beginning February 7, 2022. In April 2021, we filed an amended complaint to include additional Intel chips and products, including WiFi devices, to the complaint. The court suggested that, given the number of patents at issue, the case would be separated into two trials and, as a result of the added products, the first trial date was moved to June 2022.

In January 2022, the PTAB issued its ruling on the IPRs (see Intel v. ParkerVision (PTAB) below). In February 2022, the parties filed a joint motion with respect to both Intel cases whereby the first case would be narrowed to six total patents asserted against Intel cellular products. These same six patents would be also asserted in the second Intel case, along with one additional patent from the second case, against Intel WiFi and Bluetooth products. As a result of the restructuring of the two cases, the trial date was moved to October 2022. In March 2022, due to discovery delays, the court agreed to move the trial commencement date to December 5, 2022. Discovery is ongoing in this case. We are represented in this case on a full contingency fee basis.

ParkerVision v. Intel II (Western District of Texas)

In June 2020, to reduce the number of claims in ParkerVision v. Intel, we filed a second patent infringement complaint in the Western District of Texas against Intel that included a single patent that we voluntarily dismissed from the original case.  In July 2020, we amended our complaint adding two more patents to the case.  Intel responded to the complaint denying infringement and claiming invalidity of the patents.

In January 2021, Intel filed a petition for IPR against one of the patents in this case and in July 2021, the PTAB instituted proceedings with regard to this petition (see Intel v. ParkerVision (PTAB) below). We filed an amended complaint in 2021 adding Intel WiFi and Bluetooth products to the case. Two claim construction hearings were held in June 2021 and July 2021 and the court’s claim construction ruling was largely decided in our favor.  The case was scheduled for trial in October 2022. In February 2022, the parties filed a joint motion which provided that the Intel II case would assert the same six patents from the first Intel case, provided none of the patents were invalidated in the first case, as well as one additional patent, depending on the outcome of the pending IPR proceeding. As a result of the restructuring of the cases, the trial date for this case is rescheduled for May 2023 although this date may change in lieu of the schedule changes in the first Intel case.  We are represented in this case on a full contingency fee basis.

Additional Patent Infringement Cases – Western District of Texas

ParkerVision filed a number of additional patent cases in the Western District of Texas in September and October 2020 including cases against (i) TCL Industries Holdings Co., Ltd, a Chinese company, TCL Electronics Holdings Ltd., Shenzhen TCL New Technology Co., Ltd, TCL King Electrical Appliances (Huizhou) Co., Ltd., TCL Moka Int’l Ltd. and TCL Moka Manufacturing S.A. DE C.V. (collectively “TCL”), (ii) Hisense Co., Ltd. and Hisense Visual Technology Co., Ltd (collectively “Hisense”), a Chinese company, (iii) Buffalo Inc., a Japanese company (“Buffalo”) and (iv) Zyxel Communications Corporation, a Chinese multinational electronics company headquartered in Taiwan, (“Zyxel”).  Each case alleges infringement of the same ten patents by products that incorporate modules containing certain WiFi chips manufactured by Realtek and/or MediaTek.  Each of the defendants have filed responses denying infringement and claiming invalidity of the patents, among other defenses.

In May 2021, we filed a patent infringement case against LG Electronics (“LGE”), a South Korean company, in the Western District of Texas alleging infringement of the same ten patents. A second action was filed against Hisense in June 2021 in the Western District of Texas for infringement of two additional patents. In September 2021, we dismissed the cases against Buffalo and Zyxel following satisfaction of the parties’ obligations under settlement and license agreements entered into in May 2021 and September 2021, respectively.

In May 2021, TCL and Hisense filed petitions for IPR against two of the ten patents asserted against them, including U.S. Patent 7,110,444 (“the ‘444 Patent”) which was challenged by Intel (see TCL, et. al. v. ParkerVision (PTAB) below). In December 2021, LGE filed nearly identical petitions for IPR against the same two patents along with a joinder motion requesting to join the existing petitions.

The court held a combined Markman hearing on October 27, 2021 for the cases against Hisense and TCL. The court issued its claim construction recommendations on October 29, 2021, in which nearly all of the claim terms were decided in our favor. The Hisense and TCL cases currently have a trial date scheduled for December 12, 2022. The LGE case currently has a claim construction hearing scheduled for April 25, 2022 and a trial scheduled to commence on April 24, 2023. We are represented in each of these cases on a full contingency fee basis.

Intel v. ParkerVision (PTAB)

Intel filed petitions for Inter Partes Review (IPR) against U.S. patent 7,539,474 (“the ‘474 Patent”), and the ‘444 Patent which were both asserted in ParkerVision v. Intel. Intel also filed a petition for IPR against U.S. patent 8,190,108 (“the ‘108 patent”) which is asserted in ParkerVision v. Intel II.  In January 2021, the PTAB issued its decision to institute IPR proceedings for the ‘444 Patent and the ‘474 Patent. An oral hearing was held on November 1, 2021 and final decisions from the PTAB on the ‘474 Patent and the ‘444 Patent were issued in January 2022. The PTAB ruled against us with respect to the single challenged claim of the ‘444 Patent and ruled in our favor with respect to the seven challenged claims of the ‘474 Patent. The ‘444 Patent has subsequently been excluded from the narrowed claims asserted in ParkerVision v. Intel.

In July 2021, the PTAB issued its decision to institute IPR proceedings for the ‘108 Patent. We filed our response to this petition in October 2021 and an oral hearing is scheduled for April 2022. A final decision from the PTAB with respect to the ‘108 Patent is expected by July 2022. Depending on the PTAB’s ruling with respect to the ‘108 Patent, we have the option to include or exclude this patent from the patents being asserted in the Intel II case.

TCL, et. al. v. ParkerVision (PTAB)

In May 2021, TCL, along with Hisense, filed petitions for Inter Partes Review (“IPR”) against U.S. patent 7,292,835 (“the ‘835 Patent”) and the ‘444 Patent, both of which are asserted in the infringement cases against these parties in the Western District of Texas. In November 2021, the PTAB issued its decision to implement IPR proceedings for these two patents. In December 2021, LGE filed nearly identical petitions against the same two patents along with a joinder motion requesting to join the existing petitions filed by TCL and Hisense. Oral hearings are scheduled for these IPRs in September 2022 with a final decision expected in November 2022.

13. STOCK AUTHORIZATION AND ISSUANCE

Preferred Stock

We have 15 million shares of preferred stock authorized for issuance at the direction of our board of directors (the “Board”). On November 17, 2005, our Board designated 0.1 million shares of authorized preferred stock as the Series E Preferred Stock in conjunction with its adoption of a Shareholder Protection Rights Agreement. As of December 31, 2021, we had no outstanding preferred stock.

Common Stock

We have 150 million shares of common stock authorized for issuance as of December 31, 2021. Our shareholders approved amendments to our articles of incorporation in July 2020 increasing the number of our authorized shares of common stock from 110 million to 140 million shares and in September 2021 increasing the number of our authorized shares of common stock from 140 million to 150 million shares.

As of December 31, 2021, we have 33.6 million shares reserved for issuance under outstanding warrants and options and 20.2 million shares reserved for issuance upon conversion of our outstanding convertible notes. In addition, we have 2.0 million shares reserved for future issuance under equity compensation plans and 3.2 million shares reserved for future issuance upon payment of interest in-kind on our convertible notes.

Stock and Warrant Issuances – Equity Based Financings

The following table presents a summary of completed equity-based financing transactions for the years ended December 31, 2020 and 2021 (in thousands, except for per share amounts):

The following table presents a summary of completed equity-based financing transactions for the years ended December 31, 2020 and 2021 (in thousands, except for per share amounts):

Date	Transaction	# of Common Shares/ Units Sold	Average Price per Share/ Unit	# of Warrants Issued (in 000’s)	Average Exercise Price per Warrant	Net Proceeds (1)
January 2020	Private placement of common stock	1,335	$0.13	-	-	$177
February 2020	Warrant amendment	-	-	5,000	$0.74	$-
March 2020	Private placement of common stock, amended to add CPR	2,571	$0.35	-	-	$900
April 2020 to December 2020	Private placement of common stock with CPRs	10,858	$0.35	-	-	$3,724
January 2021	Private placement of common stock with CPRs	2,976	$0.35	-	-	$1,040
March 2021	Private placement of common stock with warrants	3,231	$1.29	1,619	$1.75	$4,156
December 2021	Private placement of common stock with warrants	1,053	$0.95	526	$1.00	$1,000

(1)After deduction of applicable offering costs. Net proceeds are inclusive of the value of the CPRs that are classified as long-term debt (see Note 9).

Private Placements

In January 2020, we entered into securities purchase agreements with accredited investors for an aggregate of 1,169,232 shares of our common stock at a price of $0.13 per share and 166,667 shares of our common stock at $0.15 per share for aggregate proceeds of approximately $0.2 million.

In March 2020, we entered into securities purchase agreements with accredited investors for an aggregate of 2,571,432 shares of our common stock at a price of $0.35 per share for aggregate proceeds of $0.9 million.   The securities purchase agreements for the March 2020 transactions were amended on May 1, 2020,  in order to add a contingent payment right whereby we will pay each investor an allocated portion of our share of proceeds from patent-related actions, after taking into account fees and expenses payable to law firms representing us and amounts payable to Brickell, up to an amount equal to the investors’ aggregate subscription amount, or $0.9 million (see “Unsecured Contingent Payment Obligations” in Note 9). The shares were registered for resale on a registration statement that was declared effective on April 28, 2020 (File No. 333-237762).

From April to December 2020, we entered into securities purchase agreements with accredited investors for an aggregate of 10,857,876 shares of our common stock at a price of $0.35 per share for aggregate proceeds of $3.8 million.  The securities purchase agreements include contingent payment rights. Approximately $1.8 million of the proceeds were allocated to unsecured contingent payment obligations based on the initial fair value estimate of the CPRs (see “Unsecured Contingent Payment Obligations” in Note 9).  The shares sold from April to August, totaling 5,871,584 shares, were registered for resale on a registration statement that was declared effective on September 2, 2020 (File No. 333-248242). The shares sold from August to December, totaling 4,986,292 shares, were registered for resale on a registration statement that was declared effective on April 26, 2021 (File No. 333-255217).

In January 2021, we entered into securities purchase agreements with accredited investors for the sale of an aggregate of 2,976,430 shares of our common stock at a price of $0.35 per share for aggregate proceeds of $1.0 million. The securities purchase agreements include contingent payment rights. Approximately $0.4 million of the proceeds were allocated to unsecured contingent payment obligations based on the initial fair value estimate of the CPRs (see “Unsecured Contingent Payment Obligations” in Note 9). The shares were registered for resale on a registration statement that was declared effective on April 26, 2021 (File No. 333-255217).

In March 2021, we entered into securities purchase agreements with accredited investors for the sale of 3,230,942 shares of our common stock and 1,619,289 warrants at a price of $1.29 per common share for aggregate proceeds of approximately $4.2 million. The warrants have an exercise price of $1.75 per share and expire in March 2026. The shares, including the shares underlying the warrants, were registered for resale on a registration statement that was declared effective on April 26, 2021 (File No. 333-255217). We used $3.0 million of the proceeds from this transaction to satisfy our obligations to Mintz (see “Secured Note Payable” in Note 9).

In December 2021, we entered into a securities purchase agreement with an accredited investor for the sale of 1,052,631 shares of our common stock and 526,315 warrants at a price of $0.95 per common share for aggregate proceeds of $1.0 million. The warrants have an exercise price of $1.00 per share and expire in December 2026. The shares, including the shares underlying the warrants, were registered for resale on a registration statement that was declared effective on January 24, 2022 (File No. 333-262147).

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

We recognized $1.78 million of non-cash warrant expense in connection with the Warrant Amendment Agreement based on the difference between the Black-Scholes value of the warrants immediately before and after the amendment.  The Warrant Amendment Agreement added a call provision to the 2018 Warrants whereby we could, after December 31, 2020, call for cancellation of all or any portion of the 2018 Warrants for which an exercise notice has not yet been received, in exchange for consideration equal to $0.001 per warrant share and subject to certain conditions.  All other terms of the 2018 Warrants remained unchanged, including the original expiration dates of July and September 2023.   The shares underlying the New Aspire Warrant were registered for resale on a registration statement that was declared effective on April 28, 2020 (File No. 333-237762).  The shares underlying the 2018 Warrants are currently registered for resale pursuant to a registration statement on Form S-1 (File No. 333-226738).

Upon execution of the Warrant Amendment Agreement, Aspire exercised 1,430,000 shares of the 2018 Warrants for aggregate proceeds to us of $0.5 million.  For the years ended December 31, 2021 and 2020, Aspire exercised 500,000 and 3,070,000 shares of the 2018 Warrants for aggregate additional proceeds to us of approximately $0.2 and $1.1 million, respectively.

Stock and Warrant Issuances – Payment for Services

On February 10, 2020, we entered into a business consulting and retention agreement with Chelsea Investor Relations (“Chelsea”) to provide business advisory services to us.  As consideration for services to be provided under the 24-month term of the consulting agreement, we issued 500,000 shares of unregistered common stock in exchange for a nonrefundable retainer for services valued at approximately $0.15 million.  The value of the stock issued is being recognized as consulting expense over the term of the agreement. The shares were registered for resale on a registration statement that was declared effective on April 28, 2020 (File No. 333-237762). In January 2021, we amended the agreement with Chelsea to increase the compensation for services over the remaining term and to extend the term of the agreement through February 2024.  As consideration for the amended agreement, we issued 500,000 shares of unregistered common stock in exchange for a nonrefundable retainer for services valued at approximately $0.33 million.  The value of the stock issued is being recognized as consulting expense over the term of the agreement. The shares were registered for resale on a registration statement that was declared effective on April 26, 2021 (File No. 333-255217).

On March 16, 2020, we entered into an agreement with Tailwinds Research Group LLC (“Tailwinds”) to provide digital marketing services to us.  As consideration for services to be provided under the twelve-month term of the agreement, we issued warrants for the purchase up to 200,000 shares of our common stock with an exercise price of $1.00 per share in exchange for a nonrefundable retainer for services, valued using the Black-Scholes method, at approximately $0.06 million.  The value of the warrants was recognized as expense over the twelve-month term of the agreement.  The Tailwinds warrants are exercisable immediately after issuance, expire March 16, 2023, and are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock.  The shares underlying the warrant were registered for resale on a registration statement that was declared effective on April 28, 2020 (File No. 333-237762).

On May 22, 2020, we entered into an agreement with Intro-Act to provide research and shareholder relations services. As consideration for services under the agreement, we issued 50,000 shares of unregistered common stock on each of July 14, 2020, October 30, 2020, January 12, 2021 and April 6, 2021 with an aggregate value of approximately $0.05 million for the year ended December 31, 2020 and $0.1 million for the year ended December 31, 2021. In June 2021, we extended our agreement with Intro-Act and issued 100,000 shares of unregistered common stock valued at approximately $0.12 million as consideration for services to be provided over the twelve-month extended term of the agreement. The value of the shares will be recognized as consulting expense over the term of the agreement. We are not obligated to register the shares for resale.

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

On October 30, 2020, we entered into a consulting services agreement with a third-party to provide shareholder relations services. As consideration for services provided under the twelve-month term of the agreement, we issued 70,000 shares of unregistered common stock for a non-refundable retainer for services valued at approximately $0.02 million. The agreement included a CPR to receive up to $0.02 million from patent-related proceeds. The CPR was recorded as debt at its estimated fair value of approximately $0.1 million (see “Unsecured Contingent Payment Obligations” in Note 9). In April 2021, we amended the consulting services agreement and extended the term through December 31, 2021. We issued 35,000 shares of our unregistered common stock valued at approximately $0.04 million as compensation over the remaining term of the agreement. The value of the shares issued were recognized as consulting expense over the term of the agreement.

In addition, from time to time, we issue restricted stock awards under our approved equity plans to third party consultants as share-based compensation. During the year ended December 31, 2021, we issued 217,143 RSAs valued at $0.3 million under our 2019 long-term incentive equity plan to nonemployees as compensation under consulting agreements (see Note 14).

Common Stock Warrants

As of December 31, 2021 and 2020, we had outstanding warrants for the purchase of up to 10.3 million shares and 12.9 million shares of our common stock, respectively. The estimated grant date fair value of these warrants of $3.2 million and $1.7 million at December 31, 2021 and 2020, respectively, is included in shareholders’ deficit in our consolidated balance sheets. As of December 31, 2021, our outstanding warrants have an average exercise price of $0.75 per share and a weighted average remaining life of approximately three years.

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

The rights initially are not exercisable and trade with the common stock of ParkerVision. In the future, the rights may become exchangeable for shares of Series E Preferred Stock with various provisions that may discourage a takeover bid. Additionally, the rights have what are known as “flip-in” and “flip-over” provisions that could make any acquisition of us more costly to the potential acquirer. The rights may separate from the common stock following the acquisition of 15% or more of the outstanding shares of common stock by an acquiring person. Upon separation, the holder of the rights may exercise their right at an exercise price of $8.54 per right (the “Exercise Price”), subject to adjustment and payable in cash. Upon payment of the Exercise Price, the holder of the right will receive from us that number of shares of common stock having an aggregate market price equal to twice the Exercise Price, as adjusted. The Rights Agreement also has a flip over provision allowing the holder to purchase that number of shares of common/voting equity of a successor entity, if we are not the surviving corporation in a business combination, at an aggregate market price equal to twice the Exercise Price. We have the right to substitute for any of our shares of common stock that we are obligated to issue, shares of Series E Preferred Stock at a ratio of one ten-thousandth of a share of Series E Preferred Stock for each share of common stock. The Series E Preferred Stock, if and when issued, will have quarterly cumulative dividend rights payable when and as declared by the Board, liquidation, dissolution and winding up preferences, voting rights and will rank junior to other securities of ParkerVision unless otherwise determined by the Board. The rights may be redeemed upon approval of the Board at a redemption price of $0.01. As of December 31, 2021, there are no Series E preferred shares outstanding.

14. SHARE-BASED COMPENSATION

For the years ended December 31, 2021 and 2020 we recognized share-based compensation expense of approximately $3.3 million and $1.2 million, respectively. Share-based compensation is included in selling, general, and administrative expenses in our consolidated statements of comprehensive loss. From time to time, we issue fully vested share-based compensation awards to third parties as prepaid retainers for services over a specified period. The cost of these awards is recorded as a prepaid asset and expensed to selling, general and administrative expense over the service period (see Note 4).

As of December 31, 2021, there was $3.0 million of total unrecognized compensation cost related to all non-vested share-based compensation awards. That cost is expected to be recognized over a weighted-average period of approximately 1.0 year.

Stock Incentive Plans

2019 Long-Term Incentive Equity Plan

We adopted a long-term incentive equity plan in August 2019 that provides for the grant of stock-based awards to employees, officers, directors and consultants, not to exceed 12.0 million shares of common stock (the “2019 Plan”). The 2019 Plan provides for benefits in the form of nonqualified stock options, stock appreciation rights, restricted stock awards, and other stock based awards. Forfeited and expired options under the 2019 Plan become available for reissuance. The plan provides that non-employee directors may not be granted awards that exceed the lesser of 1.0 million shares or $175,000 in value, calculated based on grant-date fair value. In January 2021, the Board amended the 2019 Plan to increase the number of shares of common stock reserved for issuance under the 2019 Plan from 12 million to 27 million shares. At December 31, 2021, 1,897,857 shares of common stock were available for future grants under the 2019 Plan.

2011 Long-Term Incentive Equity Plan

We adopted a long-term incentive equity plan in September 2011 that, as amended in 2014, 2016 and 2017, provides for the grant of stock-based awards to employees, officers, directors and consultants, not to exceed 3.0 million shares of common stock (the “2011 Plan”). The 2011 Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and other stock based awards. Forfeited and expired options under the 2011 Plan become available for reissuance. The plan provides that no participant may be granted awards in excess of 150,000 shares in any calendar year. At December 31, 2021, 61,302 shares of common stock were available for future grants under the 2011 Plan.

2008 Equity Incentive Plan

We adopted an equity incentive plan in August 2008 (the “2008 Plan”). The 2008 Plan provides for the grant of stock-based awards to employees (excluding named executives), directors and consultants, not to exceed 50,000 shares of common stock. The 2008 Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and other stock based awards. Forfeited and expired options under the 2008 Plan become available for reissuance. The plan provides that no participant may be granted awards in excess of 5,000 shares in any calendar year. At December 31, 2021, 20,473 shares of common stock were available for future grants under the 2008 Plan.

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

RSAs and RSUs

The following table presents a summary of RSA and RSU activity under the 2008, 2011, and 2019 Plans (collectively, the “Stock Plans”) as of December 31, 2021 (shares in thousands):

	Non-vested Shares
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of year	187	$0.33
Granted	217	1.34
Vested	(404)	0.87
Forfeited	-	-
Non-vested at end of year	-	$-

The awards granted under the Stock Plans in 2021 were all RSAs awarded to non-employees as compensation in connection with consulting agreements.

The total fair value of RSAs and RSUs vested under the Stock Plans for the year ended December 31, 2021 was approximately $0.6 million.

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

The following table presents a summary of option activity under the Stock Plans for the year ended December 31, 2021 (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term		Aggregate Intrinsic Value ($)
Outstanding at beginning of year	12,240	$0.28
Granted	13,040	0.54
Exercised	(2,029)	0.17
Forfeited/Expired	(36)	11.18
Outstanding at end of year	23,215	0.42	4.2	years	$11,988
Vested at end of year	16,676	$0.37	4.3	years	$9,503

In January 2021, the Board awarded 11.9 million nonqualified stock options to executives and other key employees and an aggregate of 1.1 million nonqualified stock options to non-employee directors under the 2019 Plan. The options are exercisable at $0.54 per share, vest in eight equal quarterly installments commencing March 31, 2021, and expire on January 11, 2026.

The weighted average per share fair value of options granted during the years ended December 31, 2021 and 2020 was $0.46 and $0.27, respectively. The total fair value of option shares vested was $3.4 million and $0.9 million for the year ended December 31, 2021 and 2020, respectively.

The fair value of option grants under the Stock Plans for the years ended December 31, 2021 and 2020, respectively, was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2021	2020
Expected option term [1]	4 years	5 years
Expected volatility factor [2]	141.1%	127.4% to 135.3%
Risk-free interest rate [3]	0.36%	0.33% to 1.63%
Expected annual dividend yield	0%	0%

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

Options by Price Range

The options outstanding at December 31, 2021 under all plans have exercise price ranges, weighted average contractual lives, and weighted average exercise prices as follows (weighted average lives in years and shares in thousands):

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding at December 31, 2021	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable at December 31, 2021	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
$0.171 - $0.33	9,289	$0.18	4.6	9,289	$0.18	4.6
$0.50 - $0.75	13,553	0.54	4.0	7,014	0.54	4.0
$1.98 - $2.97	373	2.02	2.5	373	2.02	2.5
	23,215	$0.42	4.2	16,676	$0.37	4.3

We issue new shares of our common stock upon exercise of options or vesting of RSUs or RSAs under the Stock Plans. The shares underlying the Stock Plans are registered. Cash received from option exercises for the year ended December 31, 2021, was $0.3 million. We had no option exercises for the year ended December 31, 2020.

15. RELATED PARTY TRANSACTIONS

We paid approximately $0.1 million and $0.01 million in 2021 and 2020, respectively, for patent-related legal services to SKGF, of which Robert Sterne, one of our directors since September 2006, is a partner. In addition, we paid approximately $0.1 million in both 2021 and 2020 for principal and interest on the SKGF Note (refer to “Note Payable to a Related Party” included in Note 9). The SKGF Note has an outstanding balance, including accrued interest, of approximately $0.7 million at December 31, 2021.

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

17. SUBSEQUENT EVENTS

On March 22, 2022, the United States District Court in the Middle District of Florida (Orlando Division) issued an order granting Qualcomm’s motion for summary judgment ruling that Qualcomm does not infringe the three patents that are the subject of our infringement case against them. This ruling, which is a final determination of the district court, follows a March 9, 2022 order granting a Qualcomm motion to strike and exclude the opinions of our experts regarding the alleged infringement and validity issues. We intend to appeal both of these decisions. See ParkerVision v. Qualcomm (Middle District of Florida) included in Note 12 for a complete discussion of these legal proceedings.

In February 2022, our two patent infringement cases against Intel in the Western District of Texas were reconfigured whereby the first case would assert an aggregate of six patents against Intel cellular products and the second case would assert the same six patents along with a seventh patent against Intel WiFi and Bluetooth products. As a result of the restructuring of the cases, the trial date for the first Intel case was moved from June 2022 to October 24, 2022. In March 2022, as a result of discovery delays, the trial date was moved to a start date of December 5, 2022. The second case against Intel is currently scheduled for trial commencing in May 2023, however that date may change in lieu of the revised schedule in the first Intel case. See ParkerVision v. Intel (Western District of Texas) and ParkerVision v. Intel II (Western District of Texas) included in Note 12 for a complete discussion of these legal proceedings.

In January 2022, the Patent Trial and Appeal Board (“PTAB”) issued its final decisions on two Inter Partes Reviews (“IPRs”) filed by Intel against two of the patents asserted in the ParkerVision v. Intel infringement cases. The PTAB ruled in our favor with respect to the seven challenged claims of one of the two patents and ruled in Intel’s favor with respect to the one challenged claim of the second patent. We have one additional IPR filed by Intel against a patent asserted in our second case, and the PTAB is expected to issue its final decision in July 2022. Refer to Intel v. ParkerVision (PTAB) included in Note 12 for a complete discussion of these IPR proceedings.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, “disclosure controls and procedures” are controls and other procedures that are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures. Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on such evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective.

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

Management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

In accordance with and satisfaction of the requirements of Form 8-K, we include the following disclosure:

On March 29, 2022, we issued a press release announcing our results of operations and financial condition for the year ended December 31, 2021.  The press release is attached hereto as Exhibit 99.1. The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any disclosure document of the Registrant, except as shall be expressly set forth by specific reference in such document.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevents Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our Board is divided into three classes with only one class of directors typically being elected in each year and each class serving a three-year term. Our current directors, including their backgrounds and qualifications are as follows:

Name	Age	Position with the Company
Frank N. Newman	79	Class II Director, Audit Committee Member
Jeffrey L. Parker	65	Class I Director, Chairman of the Board and Chief Executive Officer
Paul A. Rosenbaum	79	Class III Director, Audit Committee Chair
Robert G. Sterne	70	Class III Director

Frank N. Newman

Frank Newman has been a director of ours since December 2016 and a member of our audit committee since April 2020. Mr. Newman has been the chief executive officer and co-founder of PathGuard, Inc. (or its predecessors), a company offering hardware-based cybersecurity, since 2015. From 2011 until December 2018, Mr. Newman served as chairman of Promontory Financial Group China Ltd., an advisory group for financial institutions and corporations in China. From 2005 to 2010, he served as chairman and chief executive officer of Shenzhen Development Bank, a national bank in China. Prior to 2005, Mr. Newman served as chairman, president, and chief executive officer of Bankers Trust and chief financial officer of Bank of America and Wells Fargo Bank. Mr. Newman served as Deputy Secretary of the U.S. Treasury from 1994 to 1995 and as Under Secretary of Domestic Finance from 1993 to 1994. He has authored two books and several articles on economic matters, published in the U.S., mainland China, and Hong Kong. Mr. Newman has served as director of Aspirational Consumer Lifestyle Corp (NYSE: ASPL), a special purpose acquisition company, since September 2020. He also serves as audit committee chair and a member of the compensation committee for ASPL. Mr. Newman has previously served as a director for major public companies in the U.S., United Kingdom, and China, and as a member of the Board of Trustees of Carnegie Hall. He earned his BA, magna cum laude, in economics at Harvard. Mr. Newman brings a substantial knowledge of international banking and business relationships to the Board. His financial background adds an important expertise to the Board with regard to financing future business opportunities.

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

Information About Our Executive Officers

Our current executive officers are as follows:

Name	Age	Position with the Company
Jeffrey Parker	65	Chairman of the Board and Chief Executive Officer (“CEO”)
Cynthia French	55	Chief Financial Officer and Corporate Secretary (“CFO”)

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms and written representations received by the Company from certain reporting persons, we believe that during the year ended December 31, 2021 all Section 16(a) filing requirements were complied with in a timely manner.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the total compensation of each of our “named executive officers” as defined in Item 402(m) of Regulation S-K (the “Executives”) for the fiscal years ended December 31, 2021 and 2020. Given the complexity of disclosure requirements concerning executive compensation, and in particular with respect to the standards of financial accounting and reporting related to equity compensation, there is a difference between the compensation that is reported in this table versus that which is actually paid to and received by the Executives. The amounts in the Summary Compensation Table that reflect the full grant date fair value of an equity award, do not necessarily correspond to the actual value that has been realized or will be realized in the future with respect to these awards.

(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other ($)		Total ($)
Jeffrey Parker, CEO	2021	$260,000		$-	$-	$3,640,000	$24,000	[3]	$3,924,000
	2020	270,000	[1]	-	99,000	-	24,923	[3]	393,923
Cynthia French, CFO	2021	180,000		-	-	455,000	-		635,000
	2020	186,923	[1]	-	-	42,750	-		229,673
David Sorrells, Former CTO [4]	2020	176,150		-	49,500	-	-		225,650
Gregory Rawlins, Former CTO Heathrow [4]	2020	207,692		-	49,500	-	-		257,192

1.There were 27 biweekly pay periods in 2020 compared to 26 in 2021 resulting in an decrease in reported base salaries.

2.The amounts represented in columns (e) and (f) represents the full grant date fair value of equity awards in accordance with ASC 718. Refer to Note 14 to the consolidated financial statements for the year ended December 31, 2021 included in Item 8 for the assumptions made in the valuation of equity awards.

3.Represents an automobile allowance in the amount of $24,000, paid biweekly. The additional amount in 2020 is the result of 27 pay periods in 2020 compared to 26 in 2021.

4.The CTO roles were eliminated in March 2020 by our Board.

In February 2020, our Board approved equity awards under our 2019 Long Term Incentive Plan (the “2019 Plan”) including 300,000 RSUs to Mr. Parker, 150,000 RSUs to each of Messrs. Rawlins and Sorrells and 150,000 share options at an exercise price of $0.33 per share to Ms. French. These awards vest over five quarters through May 2021. These awards were, in part, in consideration of continuing voluntary salary reductions by our Executives.

In January 2021, the Board approved equity awards under the 2019 Plan including nonqualified stock options for the purchase of up to 8,000,000 shares at an exercise price of $0.54 per share to Mr. Parker and nonqualified stock options for the purchase of up to 1,000,000 shares at an exercise price of $0.54 to Ms. French. These options vest over eight equal quarterly increments commencing March 31, 2021 and expiring on January 11, 2026. These awards were awarded as long-term incentive to our executives and took into consideration the longevity of their tenure with us, the continuation of their base compensation at a 20% reduced pay rate since 2018 and in recognition of the key role each holds in the organization.

We do not have employment agreements with any of our Executives. We have non-compete arrangements in place with all of our employees, including our Executives, that impose post-termination restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company, and (iii) soliciting or accepting business from our customers. We also have a tax-qualified defined contribution 401(k) plan for all of our employees, including our Executives. We did not make any employer contributions to the 401(k) plan in 2021 or 2020.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information concerning the outstanding equity awards, including unexercised options, unvested stock and equity incentive awards, as of December 31, 2021 for each of our Executives:

	Option Awards
	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)		Option Expiration Date
Name	(a)		(b)	(c)		(d)
Jeffrey Parker	20,000	[1]	-		1.98	8/15/2024
	2,680,000	[2,5]	-		0.17	8/7/2026
	4,000,000	[3]	4,000,000	[3]	0.54	1/11/2026
Cynthia French	20,000	[1]	-		1.98	8/15/2024
	877,150	[2]	-		0.17	8/7/2026
	150,000	[4]	-		0.33	2/9/2027
	500,000	[3]	500,000	[3]	0.54	1/11/2026

1Options vested over four equal quarterly periods from August 31, 2017 to May 31, 2018.

2Options vested over eight equal quarterly periods from September 1, 2019 to June 1, 2021.

3Options vest over eight equal quarterly periods beginning March 31, 2021

4Options vested 50% on grant date and the remaining 50% over four equal quarterly periods from May 9, 2020 to May 9, 2021

5Number of securities underlying exercisable options is net of 3.3 million share options gifted for no consideration by Mr. Parker in January 2021.

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

In January 2021, each of our non-employee directors were awarded 380,000 nonqualified stock options at an exercise price of $0.54 per share. These options vest over eight equal quarterly increments commencing March 31, 2021 and expiring on January 11, 2026.

We reimburse our non-employee directors for their reasonable expenses incurred in attending meetings where applicable and we encourage participation in relevant educational programs for which we reimburse all or a portion of the costs incurred for these purposes.

Directors who are also our employees are not compensated for serving on our Board. Information regarding compensation otherwise received by our directors who are also named executive officers is provided under “Executive Compensation.”

The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2021.

Name	Stock Awards($)	Option Awards($) 1	Total ($)
(a)	(b)	(c)	(d)
Frank Newman [2]	$-	$172,900	$172,900
Paul Rosenbaum [3]	-	172,900	172,900
Robert Sterne [4]	-	172,900	172,900

1.The amounts represented in columns (b) and (c) represent the full grant date fair value of share-based awards in accordance with ASC 718.  Refer to Note 14 of the consolidated financial statements included in Item 8 for the assumptions made in the valuation of stock awards.

2.At December 31, 2021, Mr. Newman has an aggregate of 1,355,000 nonqualified stock options outstanding, of which 1,165,000 are exercisable.

3.At December 31, 2021, Mr. Rosenbaum has an aggregate of 1,505,000 nonqualified stock options outstanding, of which 1,315,000 are exercisable.

4.At December 31, 2021, Mr. Sterne has 1,651,735 nonqualified stock options outstanding, of which 1,461,735 are exercisable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table gives information as of December 31, 2021 about shares of our common stock authorized for issuance under all of our equity compensation plans (in thousands, except for per share amounts):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders [1,3]	1,204	$0.94	82
Equity compensation plans not approved by security holders [2,3]	22,011	0.39	1,898
Total	23,215		1,980

1.Includes the 2008 Plan and the 2011 Plan.

2.Includes the 2019 Plan.

3.The types of awards that may be issued under each of these plans is discussed more fully in Note 14 to our consolidated financial statements included in Item 8.

Security Ownership of Certain Beneficial Holders

The following table sets forth certain information as of March 15, 2022 with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group (based upon information furnished by those persons).

As of March 15, 2022, 77,766,448 shares of our common stock were issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class[1]
>5% HOLDERS (EXCLUDING EXECUTIVE OFFICERS AND DIRECTORS)
GEM Partners, LP	8,156,616	[2]	9.99%
Thomas Staz Revocable Trust	4,017,169	[3]	5.17%

EXECUTIVE OFFICERS AND DIRECTORS
Jeffrey Parker [10]	7,990,583	[4]	9.35%
Cynthia French [10]	1,690,743	[5]	2.13%
Frank Newman [10]	1,395,600	[6]	1.77%
Paul Rosenbaum [10]	2,039,884	[7]	2.57%
Robert Sterne [10]	1,557,500	[8]	1.96%
All directors and executive officers as a group (5 persons)	14,674,310	[9]	16.05%

1Percentage is calculated based on all outstanding shares of common stock plus, for each person or group, any shares of common stock that the person or the group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. Unless otherwise indicated, each person or group has sole voting and dispositive power over all such shares of common stock.

2GEM Investment Advisors, LLC (“GEM Advisors”) is the general partner of GEM Partners LP (“GEM”) and Flat Rock Partners LP (“FlatRock”). Mr. Daniel Lewis is the controlling person of GEM Advisors. GEM Advisors and Mr. Lewis have shared voting and dispositive power. Beneficial ownership includes (i) 4,899 shares held by FlatRock, (ii) 6,600 shares held by Mr. Lewis, (iii) 4,272,796 shares held by GEM, and (iv) 3,886,923 shares underlying convertible notes held by GEM. Excludes 5,440,000 shares underlying convertible notes held by GEM that are not convertible within 60 days due to exercise limitations. The principal business address of GEM Advisors, FlatRock, and Mr. Lewis is 100 State Street, Suite 2B, Teaneck, NJ 07666. Information derived from a Schedule 13G/A filed by GEM Advisors on March 9, 2021.

3Thomas Staz is the trustee of the Thomas Staz Revocable Trust. The principal business address of the Thomas Staz Revocable Trust is 1221 Brickell Avenue, Suite 2660, Miami, Florida 33131. Information derived from a Schedule 13D filed by Thomas Staz Revocable Trust on April 7, 2021.

4Includes 7,680,000 shares of common stock issuable upon currently exercisable options, 193,324 shares held by Mr. Parker directly, and 117,259 shares held by Jeffrey Parker and Deborah Parker Joint Tenants in Common, over which Mr. Parker has shared voting and dispositive power. Excludes 3,000,000 shares of common stock issuable upon options that may become exercisable in the future.

5Includes 1,665,550 shares of common stock issuable upon currently exercisable options and excludes 375,000 shares of common stock issuable upon options that may become exercisable in the future.

6Includes 1,212,500 shares of common stock issuable upon currently exercisable options and excludes 142,500 shares of common stock issuable upon options that may become exercisable in the future.

7Includes 1,362,500 shares of common stock issuable upon currently exercisable options and 250,000 shares of common stock issuable upon conversion of convertible notes. Excludes 142,500 shares of common stock issuable upon options that may become exercisable in the future.

8Includes 1,509,235 shares of common stock issuable upon currently exercisable options and excludes 142,500 shares of common stock issuable upon options that may become exercisable in the future.

9Includes 13,429,785 shares of common stock issuable upon currently exercisable options and 250,000 shares of common stock issuable upon conversion of convertible notes held by directors and officers and excludes 3,802,500 shares of common stock issuable upon options that may become exercisable in the future (see notes 4, 5, 6, 7 and 8 above).

10The person’s address is 4446-1A Hendricks Avenue, Suite 354, Jacksonville, Florida 32207.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

We paid approximately $97,000 and $11,000 in 2021 and 2020, respectively for patent-related legal services to SKGF, of which Robert Sterne is a partner. In addition, we paid approximately $130,000 and $110,000 in 2021 and 2020, respectively, for principal and interest on an unsecured note payable to SKGF. The note was issued in 2016 to convert outstanding unpaid legal fees to an unsecured promissory note. The note has been amended multiple times to defer principal payments. The note, as amended, allows for interest at 4% per annum, monthly installments of $10,000 per month beginning January 2020, with a final balloon payment due on April 30, 2023. At December 31, 2021, the outstanding balance of the note, including unpaid interest is approximately $703,000.

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

Audit Fees. For the years ended December 31, 2021 and 2020, the aggregate fees billed by our principal accountants for professional services rendered for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $120,000 and $148,300, respectively. In addition, for the year ended December 31, 2020, the aggregate fees billed by our Prior Accountants for professional services rendered in connection with services provided in connection with regulatory filings were approximately $70,000.

Audit Related Fees. For the years ended December 31, 2021 and 2020, there were no fees billed for professional services by our principal accountants or Prior Accountants for assurance and related services.

Tax Fees. For the years ended December 31, 2021 and 2020, there were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice or tax planning.

All Other Fees. For the years ended December 31, 2021 and 2020, there were no fees billed for other professional services by our principal accountants.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report:

(1) Financial statements:

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2021 and 2020

Consolidated Statements of Shareholders’ Deficit for the years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

Notes to Consolidated Financial Statements for the years ended December 31, 2021 and 2020

(2) Financial statement schedules:

Not applicable.

(3) Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed March 29, 2016)
3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 14, 2007)
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 18, 2016)
3.4	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed July 13, 2017)
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.5 of Form S-1 filed August 9, 2018)
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed October 30, 2018)
3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed November 15, 2019)
3.8	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed September 4, 2020)
3.9	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed September 30, 2021)
3.10

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

10.9

Notice of Exercise of Rights Under Claims Proceeds Investment Agreement between Registrant and Brickell Key Investments LP dated December 20, 2018 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K/A filed December 28, 2018)

10.10	Warrant Agreement between Registrant and Brickell Key Investments LP (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed December 21, 2018)
10.11	Form of Convertible Promissory Note dated September 10, 2018 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed September 11, 2018)
10.12	List of Holders of Convertible Notes dated September 10, 2018 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed September 11, 2018)
10.13

Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated September 18, 2018 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed September 18, 2018)

10.14	Form of Convertible Promissory Note dated September 18, 2018 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed September 19, 2018)

10.15

Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated February 25, 2019 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed March 4, 2019)

10.16	Form of Convertible Promissory Note dated February 28, 2019 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed March 4, 2019)
10.17	List of Holders of Convertible Notes dated February 28, 2019 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed March 4, 2019)
10.18	Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated March 13, 2019 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed March 14, 2019)
10.19	Form of Convertible Promissory Note dated March 13, 2019 (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed March 14, 2019)
10.20	List of Holders of Convertible Notes dated March 13, 2019 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed March 14, 2019)
10.21	Securities Purchase Agreement between Registrant and Mark Fisher dated June 7, 2019 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed June 13, 2019)
10.22	Secured Convertible Note Agreement dated June 7, 2019 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed June 13, 2019)
10.23	Security Agreement dated June 7, 2019 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed June 13, 2019)
10.24

Form of Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated June 19, 2019 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed June 25, 2019)

10.25	Form of Convertible Promissory Note dated June 19, 2019 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed June 25, 2019)
10.26	List of Holders of Convertible Notes dated June 19, 2019 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed June 25, 2019)
10.27

Form of Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated July 18, 2019 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed July 23, 2019)

10.28	Form of Convertible Promissory Note dated July 18, 2019 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed July 23, 2019)
10.29	List of Holders of Convertible Notes dated July 18, 2019 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed July 23, 2019)
10.30	2019 Long-term Incentive Plan dated August 9, 2019, as amended (incorporated by reference from Exhibit 10.39 of Annual Report on Form 10-K filed March 31, 2021) **
10.31

Form of Securities Purchase Agreement between Registrant and Holders of Convertible Notes dated January 8, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed January 10, 2020)

10.32	Form of Convertible Promissory Note dated January 8, 2020 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed January 10, 2020)
10.33	List of Holders of Convertible Notes dated January 8, 2020 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed January 10, 2020)
10.34	Warrant Agreement between Registrant and Aspire Capital Fund, LLC dated February 28, 2020 (incorporated by reference from Exhibit 4.1 of Current Report on Form 8-K filed March 5, 2020)
10.35	Form of Subscription Agreement between Registrant and Accredited Investors dated March 5, 2020 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed March 5, 2020)
10.36	Form of Subscription Agreement between Registrant and Accredited Investors dated March 13, 2020 (incorporated by reference from Exhibit 10.72 of Annual Report on Form 10-K filed April 14, 2020)

10.37	List of Accredited Investors to March 5, 2020 and March 13, 2020 Subscription Agreements (incorporated by reference from Exhibit 10.74 of Annual Report on Form 10-K filed April 14, 2020)
10.38	Form of Subscription Agreement between Registrant and Accredited Investors dated April 29, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed May 5, 2020)
10.39	List of Accredited Investors to April 29, 2020 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed May 5, 2020)
10.40	Amendment to Subscription Agreement between Registrant and Accredited Investors dated May 1, 2020 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed May 5, 2020)
10.41	Form of Subscription Agreement between Registrant and Accredited Investors dated May 22, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed May 29, 2020)
10.42	List of Accredited Investors to May 22, 2020 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed May 29, 2020)
10.43	Form of Subscription Agreement between Registrant and Accredited Investors dated June 8, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed June 12, 2020)
10.44	List of Accredited Investors to June 8, 2020 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed June 12, 2020)
10.45	Form of Subscription Agreement between Registrant and Accredited Investors dated June 29, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed July 6, 2020)
10.46	List of Accredited Investors to June 29, 2020 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed July 6, 2020)
10.47	Form of Subscription Agreement between Registrant and Accredited Investors dated August 19, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed August 21, 2020)
10.48	List of Accredited Investors to August 19, 2020 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed August 21, 2020)
10.49	Form of Subscription Agreement between Registrant and Accredited Investors dated November 17, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed November 23, 2020)
10.50	List of Accredited Investors to November 17, 2020 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed November 23, 2020)
10.51	Form of Subscription Agreement between Registrant and Accredited Investors dated December 11, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed November 23, 2020)
10.52	List of Accredited Investors to December 11, 2020 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed December 14, 2020)
10.53	Form of Subscription Agreement between Registrant and Accredited Investors dated December 21, 2020 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed November 23, 2020)
10.54	List of Accredited Investors to December 21, 2020 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed December 23, 2020)
10.55	Form of Subscription Agreement between Registrant and Accredited Investors dated January 5, 2021 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed November 23, 2020)

10.56

Form of Registration Rights Agreement between Registrant and Accredited Investors dated January 5, 2021 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed November 23, 2020)

10.57	List of Accredited Investors to January 5, 2021 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed January 5, 2021)
10.58	Form of Subscription Agreement between Registrant and Accredited Investors dated March 29, 2021 (incorporated by reference from Exhibit 10.84 of Annual Report on Form 10-K filed March 31, 2021)
10.59	Form of Registration Rights Agreement between Registrant and Accredited Investors dated March 29, 2021 (incorporated by reference from Exhibit 10.85 of Annual Report on Form 10-K filed March 31, 2021)
10.60	Form of Warrant Agreement between Registrant and Accredited Investors dated March 29, 2021 (incorporated by reference from Exhibit 10.86 of Annual Report on Form 10-K filed March 31, 2021)
10.61	List of Accredited Investors to March 29, 2021 Subscription Agreement (incorporated by reference from Exhibit 10.87 of Annual Report on Form 10-K filed March 31, 2021)*
10.62

Form of Securities Purchase Agreement between Registrant and Accredited Investor dated December 14, 2021 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed December 16, 2021)

10.63

Form of Registration Rights Agreement between Registrant and Accredited Investor dated December 14, 2021 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed December 16, 2021)

10.64	Form of Warrant Agreement between Registrant and Accredited Investor dated December 14, 2021 (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed December 16, 2021)
21.1	Schedule of Subsidiaries (incorporated by reference from Exhibit 21.1 of Annual Report on Form 10-K filed March 29, 2018)
23.1	Consent of MSL, P.A. *
31.1	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker *
31.2	Rule 13a-14 and 15d-14 Certification of Cynthia L. French *
32.1	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. French *
99.1	Earnings Press Release *

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith

** Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2022
PARKERVISION, INC.
By: /s/ Jeffrey L. Parker
Jeffrey L. Parker
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Jeffrey L. Parker	Chief Executive Officer and	March 29, 2022
Jeffrey L. Parker	Chairman of the Board (Principal
Executive Officer)

By: /s/ Cynthia L. French	Chief Financial Officer (Principal	March 29, 2022
Cynthia L. French	Financial Officer and Principal
Accounting Officer) and Corporate Secretary

By: /s/ Frank N. Newman	Director	March 29, 2022
Frank N. Newman

By: /s/ Paul A. Rosenbaum	Director	March 29, 2022
Paul A. Rosenbaum

By: /s/ Robert G. Sterne	Director	March 29, 2022
Robert G. Sterne