Form 10-Q
period 2022-03-31
PARKERVISION INC
filed 2022-05-11
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
None

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

As of May 6, 2022, 77,935,740 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	March 31,	December 31,
	2022	2021
CURRENT ASSETS:
Cash and cash equivalents	$198	$1,030
Prepaid expenses	463	574
Other current assets	26	25
Total current assets	687	1,629

Intangible assets, net	1,696	1,785
Operating lease right-of-use assets	7	7
Other assets, net	17	19
Total assets	$2,407	$3,440

CURRENT LIABILITIES:
Accounts payable	$944	$706
Accrued expenses:
Salaries and wages	43	27
Professional fees	56	109
Other accrued expenses	488	555
Related party note payable, current portion	94	94
Operating lease liabilities, current portion	116	155
Total current liabilities	1,741	1,646

LONG-TERM LIABILITIES:
Secured contingent payment obligation	36,212	37,372
Unsecured contingent payment obligations	4,549	5,691
Convertible notes	2,870	2,895
Related party note payable, net of current portion	585	609
Operating lease liabilities, net of current portion	3	4
Total long-term liabilities	44,219	46,571
Total liabilities	45,960	48,217

SHAREHOLDERS' DEFICIT:
Common stock, $0.01 par value, 150,000 shares authorized, 77,814 and 76,992 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	778	770
Additional paid-in capital	388,749	387,865
Accumulated deficit	(433,080)	(433,412)
Total shareholders' deficit	(43,553)	(44,777)
Total liabilities and shareholders' deficit	$2,407	$3,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Licensing revenue	$-	$-
Cost of sales	(3)	-
Gross margin	(3)	-

Selling, general and administrative expenses	1,933	2,280
Total operating expenses	1,933	2,280

Other income	28	-
Interest expense	(62)	(37)
Change in fair value of contingent payment obligations	2,302	(150)
Total other income (loss), net	2,268	(187)

Net income (loss)	332	(2,467)

Other comprehensive income, net of tax	-	-

Comprehensive income (loss)	$332	$(2,467)

Earnings (loss) per common share:
Basic	$0.00	$(0.04)
Diluted	$0.00	$(0.04)

Weighted average common shares outstanding:
Basic	77,553	63,695
Diluted	106,859	63,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Total shareholders' deficit, beginning balances	$(44,777)	$(43,821)

Common stock
Beginning balances	770	586
Issuance of common stock and warrants in public and private offerings, net of issuance costs and initial fair value of contingent payment rights	-	62
Issuance of common stock upon exercise of options and warrants	5	27
Issuance of common stock and warrants for services	-	6
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	3	17
Share-based compensation, net of shares withheld for taxes	-	1
Ending balances	778	699

Additional paid-in capital
Beginning balances	387,865	376,954
Cumulative effect of change in accounting principle	-	(1,126)
Issuance of common stock and warrants in public and private offerings, net of issuance costs and initial fair value of contingent payment rights	(18)	4,734
Issuance of common stock upon exercise of options and warrants	77	397
Issuance of common stock and warrants for services	-	391
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	79	459
Share-based compensation, net of shares withheld for taxes	746	952
Ending balances	388,749	382,761

Accumulated deficit
Beginning balances	(433,412)	(421,361)
Cumulative effect of change in accounting principle	-	279
Comprehensive income (loss) for the period	332	(2,467)
Ending balances	(433,080)	(423,549)

Total shareholders' deficit, ending balances	$(43,553)	$(40,089)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$332	$(2,467)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	83	97
Share-based compensation	746	953
(Gain) loss on changes in fair value of contingent payment obligations	(2,302)	150
Loss on disposal of assets	8	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	110	282
Accounts payable and accrued expenses	191	(3,970)
Operating lease liabilities	(40)	(34)
Total adjustments	(1,204)	(2,522)
Net cash used in operating activities	(872)	(4,989)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(1)
Net cash used in investing activities	-	(1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from issuance of common stock, contingent payment rights and warrants in public and private offerings	(18)	5,208
Net proceeds from exercise of options and warrants	82	424
Principal payments on notes payable	(24)	(22)
Net cash provided by financing activities	40	5,610

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(832)	620

CASH AND CASH EQUIVALENTS, beginning of period	1,030	1,627

CASH AND CASH EQUIVALENTS, end of period	$198	$2,247

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

We have incurred significant losses from operations and negative cash flows from operations in every year since inception and have utilized the proceeds from the sales of debt and equity securities and contingent funding arrangements with third parties to fund our operations, including the cost of litigation. For the three months ended March 31, 2022, we recognized net income of approximately $0.3 million and incurred negative cash flows from operations of approximately $0.9 million. At March 31, 2022, we had cash and cash equivalents of approximately $0.2 million and an accumulated deficit of approximately $433.1 million. Additionally, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements. These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these condensed consolidated financial statements.

In May 2022, we received proceeds of $0.3 million from the sale of convertible notes (see Note 14). Our current capital resources, including the proceeds from the May 2022 transaction, are not sufficient to meet our liquidity needs for the next twelve months and we will be required to seek additional capital.

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

3. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the period ended March 31, 2022 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or future years. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

The year-end condensed consolidated balance sheet data was derived from audited financial statements for the year ended December 31, 2021. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Annual Report”).

The condensed consolidated financial statements include the accounts of ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH, after elimination of all intercompany transactions and accounts.

4. Accounting Policies

There have been no changes in accounting policies from those stated in our 2021 Annual Report. We do not expect any newly effective accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.

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

No revenue was recognized during the three-month periods ended March 31, 2022 or 2021.

6. Earnings (Loss) per Common Share

Basic earnings (loss) per common share is determined based on the weighted-average number of common shares outstanding during each period.

The dilutive effect of outstanding options and warrants is calculated using the treasury stock method. The dilutive effect of shares underlying convertible notes was calculated using the if-converted method.

The following table shows the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2022 and 2021 (net income and shares in thousands):

	March 31,
	2022	2021
Numerator:
Net income (loss)	$332	$(2,467)
Effect of dilutive securities	56	-
Net income (loss) adjusted for dilutive effect	$388	$(2,467)

Denominator:
Weighted-average basic shares outstanding	77,553	63,695
Effect of dilutive securities	29,306	-
Weighted-average diluted shares	106,859	63,695

Basic earnings (loss) per share	$0.00	$(0.04)
Diluted earnings (loss) per share	$0.00	$(0.04)

Diluted earnings (loss) per common share for the three months ended March 31, 2022 excludes options and warrants that are anti-dilutive. For the three months ended March 31, 2021, all shares underlying outstanding options, warrants, unvested restricted stock units (“RSUs”) and convertible notes were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive. The anti-dilutive common share equivalents at March 31, 2022 and 2021 were as follows (in thousands):

	March 31,
	2022	2021
Options outstanding	373	24,875
Warrants outstanding	7,346	12,169
Unvested RSUs	-	85
Shares underlying convertible notes	-	21,957
	7,719	59,086

7. Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid services	$400	$523
Prepaid insurance	30	16
Prepaid licenses, software tools and support	23	23
Other prepaid expenses	10	12
	$463	$574

Prepaid services at March 31, 2022 and December 31, 2021 include approximately $0.4 million and $0.5 million, respectively of consulting services paid in shares of stock or warrants to purchase shares of stock in the future.

8. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Patents and copyrights	$14,683	$14,755
Accumulated amortization	(12,987)	(12,970)
	$1,696	$1,785

9. Debt

Notes Payable

Related Party Note Payable

We have an unsecured promissory note of approximately $0.7 million payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party, for outstanding unpaid fees for legal services. The note, as amended, accrues interest at a rate of 4% per annum and provides for monthly payments of principal and interest of $10,000 with a final balloon payment of approximately $0.59 million due at the maturity date of April 30, 2023. We are currently in compliance with all the terms of the note.

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

Convertible notes payable at March 31, 2022 and December 31, 2021 consist of the following (in thousands):

	Fixed			Principal Outstanding as of
	Conversion	Interest		March 31,	December 31,
Description	Rate	Rate	Maturity Date	2022	2021
Convertible notes dated September 10, 2018	$0.40	8.0%	September 10, 2023	$200	$200
Convertible note dated September 19, 2018	$0.57	8.0%	September 19, 2023	425	425
Convertible notes dated February/March 2019	$0.25	8.0%	February 28, 2024 to March 13, 2024	750	750
Convertible notes dated June/July 2019	$0.10	8.0%	June 7, 2024 to July 15, 2024	295	320
Convertible notes dated July 18, 2019	$0.08	7.5%	July 18, 2024	700	700
Convertible notes dated September 13, 2019	$0.10	8.0%	September 13, 2024	50	50
Convertible notes dated January 8, 2020	$0.13	8.0%	January 8, 2025 [1]	450	450
Total principal balance				$2,870	$2,895

1The maturity date may be extended by one-year increments for up to an additional five years at the holders’ option at a reduced interest rate of 2%.

For the three months ended March 31, 2022, convertible notes with a face value of $0.03 million were converted, at the option of the holders, into 250,000 shares of our common stock and we recognized interest expense of approximately $0.06 million related to the contractual interest which we elected to pay in shares of our common stock. For the three months ended March 31, 2022, we issued approximately 92,000 shares of our common stock as interest-in-kind payments on our convertible notes.

At March 31, 2022, we estimate our convertible notes have an aggregate fair value of approximately $2.3 million and would be categorized within Level 2 of the fair value hierarchy.

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair market value, for the three months ended March 31, 2022 and the year ended December 31, 2021 (in thousands):

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Secured contingent payment obligation, beginning of period	$37,372	$33,057
Change in fair value	(1,160)	4,315
Secured contingent payment obligation, end of period	$36,212	$37,372

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to Brickell Key Investments, LP (“Brickell”) under a February 2016 funding agreement, as amended. Brickell is entitled to priority payments of 52% to 100% of proceeds received from all patent-related actions until such time that Brickell has been repaid its minimum return. The minimum return is determined as a multiple of the funded amount that increases over time. The estimated minimum return due to Brickell was approximately $50.5 million and $48.8 million as of March 31, 2022 and December 31, 2021, respectively. In addition, Brickell is entitled to a pro rata portion of proceeds from specified legal actions to the extent aggregate proceeds from those actions exceed the minimum return. The range of potential proceeds payable to Brickell is discussed more fully in Note 10. As of March 31, 2022, we are in compliance with our obligations under this agreement.

We have elected to measure our secured contingent payment obligation at its estimated fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods (see Note 10). The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the condensed consolidated statements of comprehensive income (loss) until the contingency is resolved.

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair market value, for the three months ended March 31, 2022 and the year ended December 31, 2021 (in thousands):

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Unsecured contingent payment obligations, beginning of period	$5,691	$5,222
Issuance of contingent payment rights	-	412
Change in fair value	(1,142)	57
Unsecured contingent payment obligations, end of period	$4,549	$5,691

Our unsecured contingent payment obligations represent amounts payable to others from future patent-related proceeds including (i) a termination fee due to a litigation funder and (ii) contingent payment rights issued to accredited investors in connection with equity financings (“CPRs”). We have elected to measure these unsecured contingent payment obligations at their estimated fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods. The unsecured contingent payment obligations will be remeasured to fair value at each reporting period with changes recorded in the condensed consolidated statements of comprehensive income (loss) until the contingency is resolved (see Note 10).

10. Fair Value Measurements

The following tables summarize the fair value of our assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022:
Liabilities:
Secured contingent payment obligation	$36,212	$-	$-	$36,212
Unsecured contingent payment obligations	4,549	-	-	4,549

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021:
Liabilities:
Secured contingent payment obligation	$37,372	$-	$-	$37,372
Unsecured contingent payment obligations	5,691	-	-	5,691

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate. We used a risk-adjusted discount rate of 16.36% at March 31, 2022, based on a risk-free rate of 2.36% as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at

March 31, 2022, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$0.0	59.4	88.4	$0.0	$7.5	$10.8
Duration (in years)	1.5	2.9	3.5	1.5	3.0	3.5
Estimated probabilities	5%	17%	35%	5%	18%	35%

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

ParkerVision v. Qualcomm (Middle District of Florida-Orlando Division)

We have filed a notice of appeal of a summary judgment decision issued in March 2022 by the Middle District of Florida in our patent infringement complaint against Qualcomm Incorporated and Qualcomm Atheros, Inc. (collectively “Qualcomm”).  The patent infringement case was filed in the Middle District of Florida in May 2014. The case was stayed in February 2016 pending decisions in other cases, including the appeal of a PTAB proceeding with regard to U.S. patent 6,091,940 (“the ‘940 Patent”) asserted in this case.  In March 2017, the PTAB ruled in our favor on three of the six petitions (the method claims), ruled in Qualcomm’s favor on two of the six petitions (the apparatus claims) and issued a split decision on the claims covered in the sixth petition.  In September 2018, the Federal Circuit upheld the PTAB’s decision with regard to the ‘940 Patent and, in January 2019, the court lifted the stay in this case.  In July 2019, the court issued an order that granted our proposed selection of patent claims from four asserted patents, including the ‘940 Patent, and denied Qualcomm’s request to limit the claims and patents. The court also agreed that we may elect to pursue accused products that were at issue at the time the case was stayed, as well as new products that were released by Qualcomm during the pendency of the stay.  In September 2019, Qualcomm filed a motion for partial summary judgment in an attempt to exclude certain patents from the case, including the ‘940 Patent.  The court denied this motion in January 2020.

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

In March 2021, the court further delayed the trial date citing backlog due to the pandemic, among other factors.  A new trial date was not set and the court indicated the case was unlikely to be tried before November or December 2021.  Fact and expert discovery has been completed, expert reports have been submitted, and summary judgment and Daubert briefings were submitted by the parties.  Joint pre-trial statements were submitted in May 2021. In March 2021, the court granted Qualcomm’s motion to strike certain of our 2020 infringement contentions.  As a result of this ruling, in July 2021, we filed a joint motion for entry of a judgment of non-infringement of our Patent No. 7,865,177 (“the ‘177 Patent”), subject to appeal.

In January 2022, the court held a hearing to allow the parties to present their respective positions on three outstanding motions. The court indicated that upon its ruling on these motions, a pre-trial conference would be scheduled and a trial date set. On March 9, 2022, the court ruled with respect to one of these motions granting Qualcomm’s motion to strike and exclude opinions regarding the alleged infringement and validity issues. This court order precluded the presentation of infringement and validity opinions by both of our experts at trial. On March 22, 2022, the court issued an order granting Qualcomm’s motion for summary judgment ruling that Qualcomm does not infringe the remaining three patents in this case. On April 20, 2022, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. As a result of the court’s summary judgment motion in favor of Qualcomm, Qualcomm has the right to petition the court for its fees and costs. The court has granted a Qualcomm motion to delay such a petition until 30 days following the appellate court’s decision. We are represented in this case on a full contingency fee basis.

ParkerVision v. Apple and Qualcomm (Middle District of Florida-Jacksonville Division)

In December 2015, we filed a patent infringement complaint in the Middle District of Florida against Apple Inc. (“Apple”), LG Electronics, Inc., LG Electronics U.S.A., Inc. and LG Electronics MobileComm U.S.A., Inc. (collectively “LG”), Samsung Electronics Co. Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America LLC, and Samsung Semiconductor, Inc. (collectively “Samsung”), and Qualcomm alleging infringement of four of our patents. In February 2016, the district court proceedings were stayed pending resolution of a corresponding case filed at the International Trade Commission (“ITC”). In July 2016, we entered into a patent license and settlement agreement with Samsung and, as a result, Samsung was dismissed from the district court action. In March 2017, we filed a motion to terminate the ITC proceedings and a corresponding motion to lift the stay in the district court case. This motion was granted in May 2017. In July 2017, we filed a motion to dismiss LG from the district court case and re-filed our claims against LG in the District of New Jersey (see ParkerVision v. LG below).  Also in July 2017, Qualcomm filed a motion to change venue to the Southern District of California, and Apple filed a motion to dismiss for improper venue. In March 2018, the district court ruled against the Qualcomm and Apple motions. The parties also filed a joint motion in March 2018 to eliminate three of the four patents in the case in order to expedite proceedings leaving our U.S. patent 9,118,528 as the only remaining patent in this case. A claim construction hearing was held on August 31, 2018. In July 2019, the court issued its claim construction order in which the court adopted our proposed claim construction for two of the six terms and the “plain and ordinary meaning” on the remaining terms. In addition, the court denied a motion filed by Apple for summary judgment.  Fact discovery has closed in this case and a jury trial was scheduled to begin in August 2020.  In March 2020, as a result of the impact of COVID-19, the parties filed a motion requesting an extension of certain deadlines in the case.  In April 2020, the court stayed this proceeding pending the outcome of the infringement case against Qualcomm in the Orlando Division of the Middle District of Florida, which is currently pending an appeal.

ParkerVision v. LG (District of New Jersey)

In July 2017, we filed a patent infringement complaint in the District of New Jersey against LG for the alleged infringement of the same four patents previously asserted against LG in the Middle District of Florida (see ParkerVision v. Apple and Qualcomm above). We elected to dismiss the case in the Middle District of Florida and re-file in New Jersey as a result of a Supreme Court ruling regarding proper venue. In March 2018, the court stayed this case pending a final decision in ParkerVision v. Apple and Qualcomm in the Middle District of Florida. As part of this stay, LG has agreed to be bound by the final claim construction decision in that case.

ParkerVision v. Intel (Western District of Texas)

In February 2020, we filed a patent infringement complaint in the Western District of Texas against Intel Corporation (“Intel”) alleging infringement of eight of our patents. The complaint was amended in May 2020 to add two additional patents. In June 2020, we requested that one of the patents be dropped from this case and filed a second case in the Western District of Texas that included this dismissed patent (see ParkerVision v. Intel II below). Intel’s response to our complaint was filed in June 2020 denying infringement and claiming invalidity of the patents. Intel also filed a motion to transfer venue which was denied by the court. In July 2020 and September 2020, Intel filed petitions for Inter Partes Review (“IPR”) against two of the patents in this case and in January 2021, the PTAB instituted proceedings with regard to these two petitions (see Intel v. ParkerVision (PTAB) below).

The court issued its claim construction ruling in January 2021 in which the majority of the claims were decided in our favor. The case was scheduled for trial beginning February 7, 2022. In April 2021, we filed an amended complaint to include additional Intel chips and products, including WiFi devices, to the complaint. The court suggested that, given the number of patents at issue, the case would be separated into two trials and, as a result of the added products, the first trial date was scheduled for June 2022.

In January 2022, the PTAB issued its ruling on the IPRs (see Intel v. ParkerVision (PTAB) below). In February 2022, the parties filed a joint motion with respect to both Intel cases whereby the first case would be narrowed to six total patents asserted against Intel cellular products. These same six patents would be also asserted in the second Intel case, along with one additional patent from the second case, against Intel WiFi and Bluetooth products. As a result of the restructuring of the two cases, the trial date was moved to October 2022. In March 2022, due to discovery delays, the court agreed to move the trial commencement date to December 5, 2022. Discovery is ongoing in this case. In March 2022, Intel filed a motion requesting further claim construction which we have opposed. The court has not yet ruled on this motion. In May 2022, we filed a motion to amend our complaint to add willful infringement based on information obtained during discovery. We are represented in this case on a full contingency fee basis.

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

In January 2021, Intel filed a petition for IPR against one of the patents in this case and in July 2021, the PTAB instituted proceedings with regard to this petition (see Intel v. ParkerVision (PTAB) below). We filed an amended complaint in 2021 adding Intel WiFi and Bluetooth products to the case. Two claim construction hearings were held in June 2021 and July 2021 and the court’s claim construction ruling was largely decided in our favor. The case was scheduled for trial in October 2022. In February 2022, the parties filed a joint motion which provided that the Intel II case would assert the same six patents from the first Intel case, provided none of the patents were invalidated in the first case, as well as one additional patent, depending on the outcome of the pending IPR proceeding. As a result of the restructuring of the cases, we anticipate the trial will be scheduled for this case in the fall of 2023. We are represented in this case on a full contingency fee basis.

Intel v. ParkerVision (PTAB)

Intel filed IPR petitions against U.S. patent 7,539,474 (“the ‘474 Patent”) and U.S. patent 7,110,444 (“the ‘444 Patent”) which were both asserted in ParkerVision v. Intel. Intel also filed a petition for IPR against U.S. patent 8,190,108 (“the ‘108 Patent”),which is asserted in ParkerVision v. Intel II. In January 2021, the PTAB issued its decision to institute IPR proceedings for the ‘444 Patent and the ‘474 Patent. An oral hearing was held on November 1, 2021 and final decisions from the PTAB on the ‘474 Patent and the ‘444 Patent were issued in January 2022. The PTAB ruled against us with respect to the single challenged claim of the ’444 Patent and ruled in our favor with respect to the seven challenged claims of the ‘474 Patent. The ‘444 Patent has subsequently been excluded from the narrowed claims asserted in ParkerVision v. Intel.

In July 2021, the PTAB issued its decision to institute IPR proceedings for the ‘108 Patent. We filed our response to this petition in October 2021 and an oral hearing was held on April 26, 2022. A final decision from the PTAB with respect to the ‘108 Patent is expected by July 2022. Depending on the PTAB’s ruling with respect to the ‘108 Patent, we have the option to include or exclude this patent from the patents being asserted in the Intel II case.

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

In May 2021, TCL and Hisense filed petitions for IPR against two of the ten patents asserted against them, including the ‘444 Patent which was challenged by Intel (see TCL, et. al. v. ParkerVision (PTAB) below). In December 2021, LGE filed nearly identical petitions for IPR against the same two patents along with a joinder motion requesting to join the existing petitions.

The court held a combined Markman hearing on October 27, 2021 for the cases against Hisense and TCL. The court issued its claim construction recommendations on October 29, 2021, in which nearly all of the claim terms were decided in our favor. The Hisense and TCL cases currently have a trial date scheduled for December 12, 2022. A claim construction hearing for the LGE case is scheduled for May 2022, with a trial scheduled to commence on April 24, 2023. We are represented in each of these cases on a full contingency fee basis.

TCL, et. al. v. ParkerVision (PTAB)

In May 2021, TCL, along with Hisense, filed petitions for IPR against U.S. patent 7,292,835 (“the ‘835 Patent”) and the ‘444 Patent, both of which are asserted in the infringement cases against these parties in the Western District of Texas. In November 2021, the PTAB issued its decision to implement IPR proceedings for these two patents. In December 2021, LGE filed nearly identical petitions against the same two patents along with a joinder motion requesting to join the existing petitions filed by TCL and Hisense. In April 2022, the PTAB granted LGE’s joinder motion. Oral hearings are scheduled for these IPRs in September 2022 with a final decision expected in November 2022.

12. Stock Authorization and Issuance

Common Stock Warrants

As of March 31, 2022, we had outstanding warrants for the purchase of up to 10.3 million shares of our common stock. The estimated grant date fair value of these warrants of $3.2 million is included in additional paid-in capital in our condensed consolidated balance sheets. As of March 31, 2022, our outstanding warrants have an average exercise price of $0.75 per share and a weighted average remaining life of approximately 2.8 years.

13. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2021 Annual Report.

For the three months ended March 31, 2022 and 2021, we recognized share-based compensation expense of approximately $0.75 million and $0.95 million, respectively. Share-based compensation is included in selling, general and administrative expenses in the accompanying condensed, consolidated statements of comprehensive income (loss).

As of March 31, 2022, there was $2.2 million of total unrecognized compensation cost related to all non-vested share-based compensation awards. The cost is expected to be recognized over a weighted-average remaining life of approximately 0.75 years.

14. Subsequent Events

On May 10, 2022, we received proceeds of $0.3 million from the sale of convertible notes to accredited investors, including Paul Rosenbaum, one of our directors. The notes mature five years from the date of issuance and are convertible, at the holders’ option, into shares of our common stock at a fixed conversion price of $0.13 per share. The notes bear interest at a stated rate of 8% per annum. Interest is payable quarterly, and we may elect, subject to certain equity conditions, to pay interest in cash, shares of our common stock, or a combination thereof. We also entered into a registration rights agreement with the investors pursuant to which we will register the shares underlying the notes. We have committed to file the registration statement by the 90th calendar day following the closing date and to cause the registration statement to become effective by the 120th calendar day following the closing date. The registration rights agreement provides for liquidated damages upon the occurrence of certain events, including failure by us to file the registration statement or cause it to become effective by the deadlines set forth above. The amount of liquidated damages is 1.0% of the aggregate subscription upon the occurrence of the event, and monthly thereafter, up to a maximum of 6%, or $0.02 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public. This quarterly report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations contained in this Item. When used in this quarterly report and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “expects”, “will likely result”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements.” Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties identified in our annual report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”) and in this Item 2 of Part I of this quarterly report. Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on key suppliers, reliance on our intellectual property, the outcome of our intellectual property litigation and the ability to obtain adequate financing in the future. We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

Recent Events

Legal Proceedings

On March 9, 2022, the U.S. District Court in the Middle District of Florida granted a Qualcomm motion to strike and exclude opinions regarding alleged infringement and validity issues in ParkerVision v. Qualcomm. This court order precluded the presentation of infringement and validity opinions by both of our experts at trial. On March 22, 2022, the same court issued an order granting Qualcomm’s motion for summary judgment ruling that Qualcomm does not infringe the three patents in the case. On April 20, 2022, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. As a result of the court’s summary judgment motion in favor of Qualcomm, Qualcomm has the right to petition the court for its fees and costs. The court has granted a Qualcomm motion to delay such a petition until 30 days following the appellate court’s decision.

In May 2022, we filed a motion to amend our complaint in ParkerVision v. Intel to add willful infringement based on information obtained in discovery.

Sale of Convertible Notes

On May 10, 2022, we received proceeds of $0.3 million from the sale of five-year convertible notes to accredited investors, including Paul Rosenbaum, one of our directors. The notes bear interest at a stated rate of 8% per annum. Interest is payable quarterly, and we may elect, subject to certain equity conditions, to pay interest in cash, shares of our common stock, or a combination thereof. We also entered into a registration rights agreement with the investors pursuant to which we will register the shares underlying the notes.

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

For the three months ended March 31, 2022, we recognized net income of approximately $0.3 million and incurred negative cash flows from operations of approximately $0.9 million. At March 31, 2022, we had cash and cash equivalents of approximately $0.2 million and an accumulated deficit of approximately $433.1 million. Additionally, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements. These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of our condensed consolidated financial statements.

We used cash for operations of approximately $0.9 million and $5.0 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in cash used for operations from 2021 to 2022 is primarily due to the use of approximately $4.0 million in cash for the reduction of accounts payables and accrued expenses during the three months ended March 31, 2021, as compared to a $0.2 million increase in accounts payable and accrued expenses during the three months ended March 31, 2022. For the three months ended March 31, 2022, we received aggregate net proceeds from the sale of debt and equity securities, including the exercise of outstanding options and warrants, of approximately $0.1 million compared to approximately $5.6 million in proceeds received for the three months ended March 31, 2021. We repaid approximately $0.02 million in debt obligations during each of the three months ended March 31, 2022 and 2021.

Patent enforcement litigation is costly and time-consuming and the outcome is difficult to predict. We expect to continue to invest in the support of our patent enforcement and licensing programs. Furthermore, we expect that revenue generated from patent enforcement actions and/or technology licenses in the remainder of 2022, if any, after deduction of payment obligations to third-party litigation funders, legal counsel, and other investors, may not be sufficient to cover our operating expenses.

Our current capital resources, including $0.3 million in proceeds received from the sale of convertible notes in May 2022, are not sufficient to meet our liquidity needs for the next twelve months and we will be required to seek additional capital.

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

Financial Condition

Our working capital decreased approximately $1.0 million from December 31, 2021 to March 31, 2022. This decrease in working capital is primarily the result of cash used in operations during the three months ended March 31, 2022.

Our long-term liabilities decreased approximately $2.4 million during the three months ended March 31, 2022, primarily as a result of the $2.3 million decrease in the estimated fair value of our secured and unsecured contingent payment obligations.

Results of Operations for Each of the Three Months Ended March 31, 2022 and 2021

Revenue

We reported no licensing revenue for the three-month periods ended March 31, 2022 or 2021. Cost of sales consists of amortization expense related to the patents covered under license agreements reached during the year ended December 31, 2021. Although we do anticipate additional revenue to result from our licensing agreements and patent enforcement actions, the amount and timing is highly unpredictable and there can be no assurance that we will achieve our anticipated results.

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

Our selling, general and administrative expenses decreased by approximately $0.3 million, or 13%, during the three months ended March 31, 2022 when compared to the same period in 2021. This is primarily the result of a $0.2 million decrease in share-based compensation for the comparable periods and a $0.1 million decrease in litigation fees and expenses.

The decrease in our share-based compensation for the three-month period ended March 31, 2022 is the result of share-based compensation expense attributed to restricted stock units and nonqualified stock options awarded to executives, key employees and nonemployee directors in 2019 and 2020 being fully recognized as of December 31, 2021. As of March 31, 2022, we had $2.2 million of total unrecognized compensation cost related to all non-vested share-based compensation awards that is expected to be recognized over a period of approximately 0.75 years.

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

For the three months ended March 31, 2022, we recorded an aggregate decrease in the fair value of our secured and unsecured contingent payment obligations of approximately $2.3 million, compared to an increase of approximately $0.2 million for the three months ended March 31, 2021. The change in fair value for the three months ended March 31, 2022 was impacted by a sharp increase in the risk-free interest rate used in the calculation as a result of the Federal Reserve ending bond purchases and signaling it would implement multiple rate increases during 2022, resulting in a $1.8 million decrease in the fair value of our secured and unsecured contingent payment obligations. The remaining decrease is a result of changes in the estimated amounts and timing of projected future cash flows due to changes in probabilities and time frames based on changes in the status of patent infringement actions.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of March 31, 2022, we had outstanding warrants to purchase approximately 10.3 million shares of our common stock. The estimated grant date fair value of these warrants of approximately $3.2 million is included in shareholders’ deficit in our condensed consolidated balance sheets. The outstanding warrants have a weighted average exercise price of $0.75 per share and a weighted average remaining life of approximately 2.8 years.

Critical Accounting Policies

There have been no changes in accounting policies from those stated in our 2021 Annual Report. We do not expect any newly effective accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).   Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2022.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

On May 10, 2022, we entered into a securities purchase agreement (the “Purchase Agreement”) with accredited investors (the “Holders”) which provides for the sale of unsecured convertible promissory notes (the “Notes”) with an aggregate face value of $300,000, including a Note with a face value of $100,000 sold to one of our directors, Paul Rosenbaum.

The Notes are convertible at any time and from time to time by the Holders into shares of our common stock at a fixed conversion price of $0.13 per share. Any unconverted, outstanding principal amount of the Notes is payable on May 10, 2027. The $300,000 proceeds from the sale of the Notes will be used to fund our operations.

Interest accrues at a rate of 8% per annum on the Notes, and is payable quarterly either in cash, shares of common stock, or a combination thereof at our option, subject to certain equity conditions, on the 15th of July, October, January, and April of each year during the term of the Notes, following the registration of the underlying securities.

The Notes provide for events of default that include (i) failure to pay principal or interest when due, (ii) any breach of any of the representations, warranties, covenants or agreements made by us in the Purchase Agreement, (iii) events of liquidation or bankruptcy, and (iv) a change in control. In the event of default, the interest rate increases to 12% per annum and the outstanding principal balance of the Notes plus all accrued interest due may be declared immediately payable by the holders of a majority of the outstanding principal balance of the Notes.

We also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Holders pursuant to which we will register the shares of common stock underlying the Notes. We have committed to file the registration statement by the 90th calendar day following the issuance date of the Notes and to cause the registration statement to become effective by the 120th calendar day following the issuance date. The Registration Rights Agreement provides for liquidated damages upon the occurrence of certain events including failure by the Company to file the registration statement or cause it to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription amount paid by the Holders for the Notes upon the occurrence of the event, and monthly thereafter, up to a maximum of 6%.

The Notes were offered and sold solely to accredited investors on a private placement basis under Section 4(a)2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

The foregoing summaries of the Notes, the Purchase Agreements, the Registration Rights Agreement and the list of accredited investors are qualified in their entirety by reference to the full text of the agreements, which are attached as part of Exhibits 10.1 through 10.4 hereto and are incorporated herein by reference.

On May 11, 2022, we issued a press release announcing our financial condition and results of operations for the three months ended March 31, 2022. The press release is attached hereto as Exhibit 99.1.

The foregoing information, including the exhibits related thereto, is furnished in response to Items 1.01, 2.02, and 3.02 of Form 8-K and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any disclosure document of the Registrant, except as shall be expressly set forth by specific reference in such document.

ITEM 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1	Form of Convertible Note *

10.2	Form of Securities Purchase Agreement *

10.3	Form of Registration Rights Agreement *

10.4	List of Accredited Investors *

31.1	Section 302 Certification of Jeffrey L. Parker, CEO *

31.2	Section 302 Certification of Cynthia L. French, CFO *

32.1	Section 906 Certification **

99.1	Earnings Press Release *

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.
Registrant

May 11, 2022	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 11, 2022	By:	/s/Cynthia L. French
Cynthia L. French
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)