Form 10-Q
period 2022-06-30
PARKERVISION INC
filed 2022-08-09
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, 78,587,349 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	June 30,	December 31,
	2022	2021
CURRENT ASSETS:
Cash and cash equivalents	$846	$1,030
Prepaid expenses	370	574
Other current assets	16	25
Total current assets	1,232	1,629

Intangible assets, net	1,562	1,785
Operating lease right-of-use assets	6	7
Other assets, net	20	19
Total assets	$2,820	$3,440

CURRENT LIABILITIES:
Accounts payable	$919	$706
Accrued expenses:
Salaries and wages	19	27
Professional fees	54	109
Other accrued expenses	502	555
Related party note payable, current portion	657	94
Operating lease liabilities, current portion	76	155
Total current liabilities	2,227	1,646

LONG-TERM LIABILITIES:
Secured contingent payment obligation	38,612	37,372
Unsecured contingent payment obligations	4,848	5,691
Convertible notes	4,280	2,895
Related party note payable, net of current portion	-	609
Operating lease liabilities, net of current portion	2	4
Total long-term liabilities	47,742	46,571
Total liabilities	49,969	48,217

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.01 par value, 150,000 shares authorized, 78,166 and 76,992 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	782	770
Additional paid-in capital	389,547	387,865
Accumulated deficit	(437,478)	(433,412)
Total shareholders' deficit	(47,149)	(44,777)
Total liabilities and shareholders' deficit	$2,820	$3,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$-	$-	$-	$-
Cost of sales	(3)	-	(6)	-
Gross margin	(3)	-	(6)	-

Selling, general and administrative expenses	1,652	1,848	3,585	4,128
Total operating expenses	1,652	1,848	3,585	4,128

Other income	28	194	56	194
Interest expense	(72)	(78)	(134)	(115)
Change in fair value of contingent payment obligations	(2,699)	(2,674)	(397)	(2,824)
Total interest and other	(2,743)	(2,558)	(475)	(2,745)

Net loss	(4,398)	(4,406)	(4,066)	(6,873)

Other comprehensive income, net of tax	-	-	-	-

Comprehensive loss	$(4,398)	$(4,406)	$(4,066)	$(6,873)

Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.05)	$(0.10)

Weighted average common shares outstanding	77,970	71,933	77,763	67,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total shareholders' deficit, beginning balances	$(43,553)	$(40,089)	$(44,777)	$(43,821)

Common stock
Beginning balances	778	699	770	586
Issuance of common stock and warrants in public and private offerings, net of issuance costs and initial fair value of contingent payment rights	-	-	-	62
Issuance of common stock upon exercise of options and warrants	-	25	5	52
Issuance of common stock and warrants for services	-	1	-	7
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	4	1	7	18
Share-based compensation, net of shares withheld for taxes	-	1	-	2
Ending balances	782	727	782	727

Additional paid-in capital
Beginning balances	388,749	382,761	387,865	376,954
Cumulative effect of change in accounting principle	-	-	-	(1,126)
Issuance of common stock and warrants in public and private offerings, net of issuance costs and initial fair value of contingent payment rights	-	(22)	(18)	4,712
Issuance of common stock upon exercise of options and warrants	1	373	78	770
Issuance of common stock and warrants for services	-	230	-	621
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	52	68	131	527
Share-based compensation, net of shares withheld for taxes	745	869	1,491	1,821
Ending balances	389,547	384,279	389,547	384,279

Accumulated deficit
Beginning balances	(433,080)	(423,549)	(433,412)	(421,361)
Cumulative effect of change in accounting principle	-	-	-	279
Comprehensive loss for the period	(4,398)	(4,406)	(4,066)	(6,873)
Ending balances	(437,478)	(427,955)	(437,478)	(427,955)

Total shareholders' deficit, ending balances	$(47,149)	$(42,949)	$(47,149)	$(42,949)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,066)	$(6,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163	192
Share-based compensation	1,491	1,823
Loss on changes in fair value of contingent payment obligations	397	2,824
Loss on disposal/impairment of equipment and other assets	64	12
Loan forgiveness	-	(194)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	213	441
Accounts payable and accrued expenses	210	(4,257)
Operating lease liabilities	(81)	(69)
Total adjustments	2,457	772
Net cash used in operating activities	(1,609)	(6,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4)	(2)
Net cash used in investing activities	(4)	(2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from issuance of common stock, including contingent payment rights, in private offerings	(18)	5,186
Net proceeds from exercise of options and warrants	83	822
Net proceeds from debt financings	1,410	-
Principal payments on long-term debt	(46)	(45)
Net cash provided by financing activities	1,429	5,963

NET DECREASE IN CASH AND CASH EQUIVALENTS	(184)	(140)

CASH AND CASH EQUIVALENTS, beginning of period	1,030	1,627

CASH AND CASH EQUIVALENTS, end of period	$846	$1,487

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

We have designed and developed proprietary radio frequency (“RF”) technologies and integrated circuits and license those technologies to others for use in wireless communication products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions. We believe certain patents protecting our proprietary technologies have been broadly infringed by others, and therefore the primary focus of our business plan is the enforcement of our intellectual property rights through patent infringement litigation and licensing efforts. We currently have patent enforcement actions ongoing in various U.S. district courts against providers of mobile handsets, smart televisions and other WiFi products and, in certain cases, their semiconductor suppliers for the infringement of a number of our RF patents. We have made significant investments in developing and protecting our technologies.

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

We have incurred significant losses from operations and negative cash flows from operations in every year since inception and have utilized the proceeds from the sales of debt and equity securities and contingent funding arrangements with third parties to fund our operations, including the cost of litigation. For the six months ended June 30, 2022, we incurred a net loss of approximately $4.1 million and incurred negative cash flows from operations of approximately $1.6 million. At June 30, 2022, we had cash and cash equivalents of approximately $0.8 million and an accumulated deficit of approximately $437.5 million. Additionally, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements. These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these condensed consolidated financial statements.

For the six months ended June 30, 2022, we received aggregate net proceeds from debt financings of approximately $1.4 million. We received an additional $0.3 million in net proceeds from debt financings in August 2022.

Our current capital resources are not sufficient to meet our liquidity needs for the next twelve months and we will be required to seek additional capital. Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations, (ii) our ability to control operating costs, and/or (iii) our ability to obtain additional debt or equity financing. We expect that proceeds received by us from patent enforcement actions and technology licenses over the next twelve months may not alone be sufficient to cover our working capital requirements.

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

3. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the period ended June 30, 2022 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Operating results for the six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or future years. All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

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

No revenue was recognized during the three or six-month periods ended June 30, 2022 or 2021.

6. Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period. Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive.

We have shares underlying outstanding options, warrants, and convertible notes that were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive. These common share equivalents at June 30, 2022 and 2021 were as follows (in thousands):

	June 30,
	2022	2021
Options outstanding	22,730	24,425
Warrants outstanding	10,346	9,819
Shares underlying convertible notes	30,753	21,957
	63,829	56,201

7. Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid services	$290	$523
Prepaid insurance	40	16
Prepaid licenses, software tools and support	33	23
Other prepaid expenses	7	12
	$370	$574

Prepaid services at June 30, 2022 and December 31, 2021 include approximately $0.3 million and $0.5 million, respectively of consulting services paid in shares of stock or warrants to purchase shares of stock in the future.

8. Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Patents and copyrights	$14,518	$14,755
Accumulated amortization	(12,956)	(12,970)
	$1,562	$1,785

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

For the six months ended June 30, 2022, convertible notes with a face value of $0.03 million were converted, at the option of the holders, into 250,000 shares of our common stock and we recognized interest expense of approximately $0.12 million related to the contractual interest which we elected to pay in shares of our common stock. For the six months ended June 30, 2022, we issued approximately 439,000 shares of our common stock as interest-in-kind payments on our convertible notes.

In May and June 2022, we issued 5-year convertible notes with an aggregate face value of $1.4 million to accredited investors. The notes have a conversion price of $0.13 per share. We also entered into registration rights agreements with the investors pursuant to which we will register the shares underlying the notes. We have committed to file the registration statement by August 11, 2022 and to cause the registration statement to become effective by the 120th calendar day following the closing date. The registration rights agreement provides for liquidated damages upon the occurrence of certain events, including failure by us to file the registration statement or cause it to become effective by the deadlines set forth above. The amount of liquidated damages is 1.0% of the aggregate subscription upon the occurrence of the event, and monthly thereafter, up to a maximum of 6%, or $0.08 million.

Convertible notes payable at June 30, 2022 and December 31, 2021 consist of the following (in thousands):

	Fixed			Principal Outstanding as of
	Conversion	Interest		June 30,	December 31,
Description	Rate	Rate	Maturity Date	2022	2021
Convertible notes dated September 10, 2018	$0.40	8.0%	September 7, 2023	$200	$200
Convertible note dated September 19, 2018	$0.57	8.0%	September 19, 2023	425	425
Convertible notes dated February/March 2019	$0.25	8.0%	February 28, 2024 to March 13, 2024	750	750
Convertible notes dated June/July 2019	$0.10	8.0%	June 7, 2024 to July 15, 2024	295	320
Convertible notes dated July 18, 2019	$0.08	7.5%	July 18, 2024	700	700
Convertible notes dated September 13, 2019	$0.10	8.0%	September 13, 2024	50	50
Convertible notes dated January 8, 2020	$0.13	8.0%	January 8, 2025 [1]	450	450
Convertible notes dated May/June 2022	$0.13	8.0%	May 10, 2027 to June 30, 2027	1,410	-
Total principal balance				$4,280	$2,895

1The maturity date may be extended by one-year increments for up to an additional five years at the holders’ option at a reduced interest rate of 2%.

At June 30, 2022, we estimate our convertible notes have an aggregate fair value of approximately $3.1 million and would be categorized within Level 2 of the fair value hierarchy.

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair market value, for the six months ended June 30, 2022 and the year ended December 31, 2021 (in thousands):

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Secured contingent payment obligation, beginning of period	$37,372	$33,057
Change in fair value	1,240	4,315
Secured contingent payment obligation, end of period	$38,612	$37,372

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to Brickell Key Investments, LP (“Brickell”) under a February 2016 funding agreement, as amended. Brickell is entitled to priority payments of 100% of proceeds received by us from all patent-related actions, after deduction of legal contingent fees, until such time that Brickell has been repaid its remaining principal of approximately $14.7 million. Thereafter, Brickell is entitled to a significant portion of remaining proceeds received from all patent-related actions until such time that Brickell has been repaid its minimum return. The minimum return is determined as a multiple of the funded amount that increases over time. The estimated minimum return due to Brickell was approximately $52.5 million and $48.8 million as of June 30, 2022 and December 31, 2021, respectively. In addition, Brickell may be entitled to a pro rata portion of proceeds from specified legal actions to the extent aggregate proceeds from those actions exceed the minimum return. The range of potential proceeds payable to Brickell is discussed more fully in Note 10. As of June 30, 2022, we are in compliance with our obligations under this agreement.

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

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair market value, for the six months ended June 30, 2022 and the year ended December 31, 2021 (in thousands):

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Unsecured contingent payment obligations, beginning of period	$5,691	$5,222
Issuance of contingent payment rights	-	412
Change in fair value	(843)	57
Unsecured contingent payment obligations, end of period	$4,848	$5,691

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

10. Fair Value Measurements

The following tables summarize the fair value of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022:
Liabilities:
Secured contingent payment obligation	$38,612	$-	$-	$38,612
Unsecured contingent payment obligations	4,848	-	-	4,848

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021:
Liabilities:
Secured contingent payment obligation	$37,372	$-	$-	$37,372
Unsecured contingent payment obligations	$5,691	$-	$-	$5,691

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate. We used a risk-adjusted discount rate of 16.96% at June 30, 2022, based on a risk-free rate of 2.96% as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at June 30, 2022, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$0.0	$59.4	$88.4	$0.0	$7.5	$10.8
Duration (in years)	1.0	2.7	3.0	1.0	2.7	3.0
Estimated probabilities	5%	17%	35%	5%	18%	35%

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

ParkerVision v. Qualcomm (Middle District of Florida-Orlando Division)

We have filed a notice of appeal of a summary judgment decision issued in March 2022 by the Middle District of Florida in our patent infringement complaint against Qualcomm Incorporated and Qualcomm Atheros, Inc. (collectively “Qualcomm”). We expect to file our opening briefs with the appellate court in August 2022. The patent infringement case was filed in the Middle District of Florida in May 2014. The case was stayed in February 2016 pending decisions in other cases, including the appeal of a PTAB proceeding with regard to U.S. patent 6,091,940 (“the ‘940 Patent”) asserted in this case.  In March 2017, the PTAB ruled in our favor on three of the six petitions (the method claims), ruled in Qualcomm’s favor on two of the six petitions (the apparatus claims) and issued a split decision on the claims covered in the sixth petition.  In September 2018, the Federal Circuit upheld the PTAB’s decision with regard to the ‘940 Patent and, in January 2019, the court lifted the stay in this case.  In July 2019, the court issued an order that granted our proposed selection of patent claims from four asserted patents, including the ‘940 Patent, and denied Qualcomm’s request to limit the claims and patents. The court also agreed that we may elect to pursue accused products that were at issue at the time the case was stayed, as well as new products that were released by Qualcomm during the pendency of the stay.  In September 2019, Qualcomm filed a motion for partial summary judgment in an attempt to exclude certain patents from the case, including the ‘940 Patent.  The court denied this motion in January 2020.

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

In March 2021, the court further delayed the trial date citing backlog due to the pandemic, among other factors.  A new trial date was not set and the court indicated the case was unlikely to be tried before November or December 2021.  Fact and expert discovery was completed, expert reports were submitted, and summary judgment and Daubert briefings were submitted by the parties.  Joint pre-trial statements were submitted in May 2021. In March 2021, the court granted Qualcomm’s motion to strike certain of our 2020 infringement contentions.  As a result of this ruling, in July 2021, we filed a joint motion for entry of a judgment of non-infringement of our Patent No. 7,865,177 (“the ‘177 Patent”), subject to appeal.

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

The court issued its claim construction ruling in January 2021 in which the majority of the claims were decided in our favor. The case was scheduled for trial beginning February 7, 2022. In April 2021, we filed an amended complaint to include additional Intel semiconductors and products, including WiFi devices, to the complaint. The court suggested that, given the number of patents at issue, the case would be separated into two trials and, as a result of the added products, the first trial date was scheduled for June 2022.

In January 2022, the PTAB issued its ruling on the IPRs (see Intel v. ParkerVision (PTAB) below). In February 2022, the parties filed a joint motion with respect to both Intel cases whereby the first case would be narrowed to six total patents asserted against Intel cellular products. These same six patents would be also asserted in the second Intel case, along with one additional patent from the second case, against Intel WiFi and Bluetooth products. As a result of the restructuring of the two cases, the trial date was moved to October 2022. In March 2022, due to discovery delays, the court agreed to move the trial commencement date to December 5, 2022. In March 2022, Intel filed a motion requesting further claim construction which we have opposed. The court has not yet ruled on this motion. In May 2022, we filed a motion to amend our complaint to add willful infringement based on information obtained during discovery. The court granted this motion in June 2022 and we filed an amended complaint. As a result of additional discovery allowed by the court, the trial date was rescheduled from December 5, 2022 to February 6, 2023. We are represented in this case on a full contingency fee basis.

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

In July 2021, the PTAB issued its decision to institute IPR proceedings for the ‘108 Patent. We filed our response to this petition in October 2021 and an oral hearing was held on April 26, 2022. A final decision from the PTAB was issued in June 2022 in which the PTAB ruled against us with respect to all of the challenged claims of the ‘108 Patent. We have the option to include or exclude this patent from the patents being asserted in the Intel II case.

Additional Patent Infringement Cases – Western District of Texas

ParkerVision filed a number of additional patent cases in the Western District of Texas in September and October 2020 including cases against (i) TCL Industries Holdings Co., Ltd, a Chinese company, TCL Electronics Holdings Ltd., Shenzhen TCL New Technology Co., Ltd, TCL King Electrical Appliances (Huizhou) Co., Ltd., TCL Moka Int’l Ltd. and TCL Moka Manufacturing S.A. DE C.V. (collectively “TCL”), (ii) Hisense Co., Ltd. and Hisense Visual Technology Co., Ltd (collectively “Hisense”), a Chinese company, (iii) Buffalo Inc., a Japanese company (“Buffalo”) and (iv) Zyxel Communications Corporation, a Chinese multinational electronics company headquartered in Taiwan, (“Zyxel”).  Each case alleges infringement of the same ten patents by products that incorporate modules containing certain WiFi semiconductors manufactured by Realtek and/or MediaTek.  Each of the defendants have filed responses denying infringement and claiming invalidity of the patents, among other defenses.

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

The court held a combined Markman hearing on October 27, 2021 for the cases against Hisense and TCL. The court issued its claim construction recommendations on October 29, 2021, in which nearly all of the claim terms were decided in our favor. The Hisense and TCL cases currently have a trial date scheduled for February 2023, although this may change as a result of the shift in the Intel trial date discussed above.

In June 2022, the court issued its claim construction order for the LGE case, following a May 2022 claim construction hearing, in which nearly all of the claim terms were decided in our favor. The LGE trial is currently scheduled to commence on April 24, 2023. We are represented in each of these cases on a full contingency fee basis.

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

12. Stock Authorization and Issuance

Common Stock Warrants

As of June 30, 2022, we had outstanding warrants for the purchase of up to 10.3 million shares of our common stock. The estimated grant date fair value of these warrants of $3.2 million is included in additional paid-in capital in our condensed consolidated balance sheets. As of June 30, 2022, our outstanding warrants have an average exercise price of $0.75 per share and a weighted average remaining life of approximately 2.5 years.

13. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2021 Annual Report.

For the six months ended June 30, 2022 and 2021, we recognized share-based compensation expense of approximately $1.5 million and $1.8 million, respectively. Share-based compensation is included in selling, general and administrative expenses in the accompanying condensed, consolidated statements of comprehensive loss. As of June 30, 2022, there was $1.5 million of total unrecognized compensation cost related to all non-vested share-based compensation awards. The cost is expected to be recognized over a weighted-average remaining life of approximately 0.5 years.

14. Related Party Transactions

On May 10, 2022, we sold an aggregate of $0.1 million in promissory notes, convertible into shares of our common stock at a fixed conversion price of $0.13 per share to Paul Rosenbaum, one of our directors, on the same terms as other convertible notes sold in the transaction (see Note 9).

15. Subsequent Events

On August 3, 2022, we received proceeds of $0.3 million from the sale of convertible notes to accredited investors. The notes have the same terms as the convertible notes issued in May and June 2022 (see Note 9).

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

Overview

We have invented and developed proprietary radio frequency (“RF”) technologies and integrated circuits and license those technologies to third parties for use in wireless communication products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions. We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore the primary focus of our business plan is the enforcement of our intellectual property rights through patent infringement litigation and licensing efforts. We currently have patent enforcement actions ongoing in various U.S. district courts against providers of mobile handsets and providers of smart televisions and other WiFi products and, in certain cases, their semiconductor suppliers, for the infringement of several of our RF patents. We have made significant investments in developing and protecting our technologies, the returns on which are dependent upon the generation of future revenues for realization.

Recent Events

Legal Proceedings

On March 9, 2022, the U.S. District Court in the Middle District of Florida granted a Qualcomm motion to strike and exclude opinions regarding alleged infringement and validity issues in ParkerVision v. Qualcomm. This court order precluded the presentation of infringement and validity opinions by both of our experts at trial. On March 22, 2022, the same court issued an order granting Qualcomm’s motion for summary judgment ruling that Qualcomm does not infringe the three patents in the case. We filed a notice of appeal to the United States Court of Appeals for the Federal Circuit and expect to file our initial appellate brief in August 2022. As a result of the court’s summary judgment motion in favor of Qualcomm, Qualcomm has the right to petition the court for its fees and costs. The court has granted a Qualcomm motion to delay such a petition until 30 days following the appellate court’s decision.

In June 2022, the U.S. District Court in the Western District of Texas granted our motion to amend our complaint in ParkerVision v. Intel to add willful infringement based on information obtained in discovery. In August 2022, an amended trial schedule was ordered moving the trial commencement date from December 5, 2022 to February 6, 2023 in order to accommodate time needed for additional discovery and related items.

Sale of Convertible Notes

In May, June and August 2022, we received proceeds of approximately $1.7 million from the sale of five-year convertible notes to accredited investors, including a $0.1 million note to one of our directors. The notes bear interest at a stated rate of 8% per annum. Interest is payable quarterly, and we may elect, subject to certain equity conditions, to pay interest in cash, shares of our common stock, or a combination thereof. We also entered into a registration rights agreement with the investors pursuant to which we will register the shares underlying the notes.

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

For the six months ended June 30, 2022, we incurred a net loss of approximately $4.1 million and incurred negative cash flows from operations of approximately $1.6 million. At June 30, 2022, we had cash and cash equivalents of approximately $0.8 million and an accumulated deficit of approximately $437.5 million. Additionally, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements. These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of our condensed consolidated financial statements.

We used cash for operations of approximately $1.6 million and $6.1 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in cash used for operations from 2021 to 2022 is primarily due to the use of approximately $4.3 million in cash for the reduction of accounts payables and accrued expenses during the six months ended June 30, 2021, as compared to a $0.2 million increase in accounts payable and accrued expenses during the six months ended June 30, 2022. For the six months ended June 30, 2022, we received aggregate net proceeds from the sale of debt and equity securities, including the exercise of outstanding options and warrants, of approximately $1.5 million compared to approximately $6.0 million in proceeds received for the six months ended June 30, 2021. We repaid approximately $0.05 million in debt obligations during each of the six months ended June 30, 2022 and 2021.

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

Financial Condition

Our working capital decreased approximately $1.0 million from December 31, 2021 to June 30, 2022. This decrease in working capital is primarily the result of cash used in operations during the six months ended June 30, 2022 and the reclassification of a related party note from long-term to current liabilities based on the maturity date of the note.

Our long-term liabilities increased approximately $1.2 million during the six months ended June 30, 2022, as a result of the issuance of $1.4 million of convertible notes and a $0.4 million increase in the fair value of our contingent payment obligations, partially offset by a $0.6 million reclassification of a related-party note from long-term to current liabilities based on the maturity date of the note.

Results of Operations for Each of the Three and Six Months Ended June 30, 2022 and 2021

Revenue and Cost of Sales

We reported no licensing revenue for the three or six-month periods ended June 30, 2022 or 2021. Cost of sales consists of amortization expense related to the patents covered under license agreements reached during the year ended December 31, 2021. Although we do anticipate additional revenue to result from our licensing agreements and patent enforcement actions, the amount and timing is highly unpredictable and there can be no assurance that we will achieve our anticipated results.

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

Our selling, general and administrative expenses decreased by approximately $0.2 million, or 11%, during the three months ended June 30, 2022 when compared to the same period in 2021. This is primarily the result of a $0.1 million decrease in share-based compensation for the comparable periods and a $0.1 million decrease in litigation fees and expenses.

Our selling, general and administrative expenses decreased by approximately $0.5 million, or 13%, during the six months ended June 30, 2021 when compared to the same period in 2021. This is primarily the result of a $0.3 million decrease in share-based compensation for the comparable periods and a $0.2 million decrease in litigation fees and expenses.

The decrease in our share-based compensation for the three and six-month periods ended June 30, 2022 is the result of share-based compensation expense attributed to restricted stock units and nonqualified stock options awarded to executives, key employees and nonemployee directors in 2019 and 2020 being fully recognized as of December 31, 2021. As of June 30, 2022, we had $1.5 million of total unrecognized compensation cost related to all non-vested share-based compensation awards that is expected to be recognized over a period of approximately 0.5 years.

The decrease in litigation fees and expenses is the result of a reduction in fees incurred by litigation counsel not covered by contingency arrangements.

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

For the six months ended June 30, 2022, we recorded an aggregate increase in the fair value of our secured and unsecured contingent payment obligations of approximately $0.4 million, compared to an increase of approximately $2.8 million for the six months ended June 30, 2021. The change in fair value for the six months ended June 30, 2022 was impacted by a sharp increase in the risk-free interest rate used in the calculation as a result of the Federal Reserve ending bond purchases and signaling it would implement multiple rate increases during 2022, resulting in a $2.3 million decrease in the fair value of our secured and unsecured contingent payment obligations. The decrease resulting from the interest rate changes is offset by changes in the estimated amounts and timing of projected future cash flows due to changes in probabilities and time frames based on changes in the status of patent infringement actions.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of June 30, 2022, we had outstanding warrants to purchase approximately 10.3 million shares of our common stock. The estimated grant date fair value of these warrants of approximately $3.2 million is included in shareholders’ deficit in our condensed consolidated balance sheets. The outstanding warrants have a weighted average exercise price of $0.75 per share and a weighted average remaining life of approximately 2.5 years.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2022.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 10, June 2, and June 30, 2022, we entered into purchase agreements with accredited investors which provided for the sale of convertible notes with an aggregate face value of $1.41 million. The outstanding principal and interest accrued on the notes are convertible at any time and from time to time by the holders into shares of our common stock at a fixed conversion price of $0.13 per share. Any unconverted, outstanding principal amount is payable in cash on the five-year anniversary of the issuance date of the notes. We have agreed to file a registration statement on a Form S-1 by August 11, 2022 to register the shares underlying the convertible notes.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

On August 3, 2022, we entered into a securities purchase agreement (the “Purchase Agreement”) with accredited investors (the “Holders”) which provides for the sale of unsecured convertible promissory notes (the “Notes”) with an aggregate face value of $257,500.

The Notes are convertible at any time and from time to time by the Holders into shares of our common stock at a fixed conversion price of $0.13 per share. Any unconverted, outstanding principal amount of the Notes is payable on August 3, 2027. The proceeds from the sale of the Notes will be used to fund our operations.

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

We also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Holders pursuant to which we will register the shares of common stock underlying the Notes. We have committed to file the registration statement by August 11, 2022, and to cause the registration statement to become effective by the 120th calendar day following the issuance date of the Notes. The Registration Rights Agreement provides for liquidated damages upon the occurrence of certain events including failure by the Company to file the registration statement or cause it to become effective by the deadlines set forth above. The amount of the liquidated damages is 1.0% of the aggregate subscription amount paid by the Holders for the Notes upon the occurrence of the event, and monthly thereafter, up to a maximum of 6%.

The Notes were offered and sold solely to accredited investors on a private placement basis under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

The foregoing summaries of the Notes, the Purchase Agreement, the Registration Rights Agreement and the list of accredited investors are qualified in their entirety by reference to the full text of the agreements, which are attached as part of Exhibits 10.1, 10.2, 10.3, and 10.6 hereto and are incorporated herein by reference.

On August 9, 2022, we issued a press release announcing our financial condition and results of operations for the three and six months ended June 30, 2022. The press release is attached hereto as Exhibit 99.1.

The foregoing information, including the exhibit related thereto, is furnished in response to Items 1.01, 2.02, and 3.02 of Form 8-K and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any disclosure document of the Registrant, except as shall be expressly set forth by specific reference in such document.

ITEM 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1	Form of Securities Purchase Agreement between Registrant and Holders of Convertible Notes (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed June 2, 2022)

10.2	Form of Convertible Note (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed June 2, 2022)

10.3	Form of Registration Rights Agreement between Registrant and Holders of Convertible Notes (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed June 2, 2022)

10.4	List of Holders of Convertible Notes dated June 2, 2022 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed June 2, 2022)

10.5	List of Holders of Convertible Notes dated June 30, 2022 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed July 1, 2022)

10.6	List of Holders of Convertible Notes dated August 3, 2022 *

31.1	Section 302 Certification of Jeffrey L. Parker, CEO *

31.2	Section 302 Certification of Cynthia L. French, CFO *

32.1	Section 906 Certification **

99.1	Earnings Press Release *

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.
Registrant

August 9, 2022	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 9, 2022	By:	/s/Cynthia L. French
Cynthia L. French
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)