Form 10-Q
period 2022-09-30
PARKERVISION INC
filed 2022-11-14
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, 79,097,545 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	September 30, 2022	December 31, 2021
CURRENT ASSETS:
Cash and cash equivalents	$333	$1,030
Prepaid expenses	284	574
Other current assets	14	25
Total current assets	631	1,629

Intangible assets, net	1,490	1,785
Operating lease right-of-use assets	5	7
Other assets, net	18	19
Total assets	$2,144	$3,440

CURRENT LIABILITIES:
Accounts payable	$828	$706
Accrued expenses:
Salaries and wages	47	27
Professional fees	106	109
Other accrued expenses	507	555
Related party note payable, current portion	127	94
Convertible notes, current portion	625	-
Operating lease liabilities, current portion	33	155
Total current liabilities	2,273	1,646

LONG-TERM LIABILITIES:
Secured contingent payment obligation	37,435	37,372
Unsecured contingent payment obligations	4,680	5,691
Convertible notes, net of current portion	3,913	2,895
Related party note payable, net of current portion	506	609
Operating lease liabilities, net of current portion	1	4
Total long-term liabilities	46,535	46,571
Total liabilities	48,808	48,217

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.01 par value, 175,000 and 150,000 shares authorized, 78,756 and 76,992 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	788	770
Additional paid-in capital	390,428	387,865
Accumulated deficit	(437,880)	(433,412)
Total shareholders' deficit	(46,664)	(44,777)
Total liabilities and shareholders' deficit	$2,144	$3,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$-	$144	$-	$144
Cost of sales	(2)	(1)	(8)	(1)
Gross margin	(2)	143	(8)	143

Selling, general and administrative expenses	1,678	2,024	5,263	6,152
Total operating expenses	1,678	2,024	5,263	6,152

Other income	28	19	84	213
Interest expense	(95)	(70)	(229)	(185)
Change in fair value of contingent payment obligations	1,345	(172)	948	(2,996)
Total interest and other	1,278	(223)	803	(2,968)

Net loss	(402)	(2,104)	(4,468)	(8,977)

Other comprehensive income, net of tax	-	-	-	-

Comprehensive loss	$(402)	$(2,104)	$(4,468)	$(8,977)

Basic and diluted net loss per common share	$(0.01)	$(0.03)	$(0.06)	$(0.13)

Weighted average common shares outstanding	78,542	73,868	78,025	69,869

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total shareholders' deficit, beginning balances	$(47,149)	$(42,949)	$(44,777)	$(43,821)

Common stock
Beginning balances	782	727	770	586
Issuance of common stock and warrants in public and private offerings, net of issuance costs and initial fair value of contingent payment rights	-	-	-	62
Issuance of common stock upon exercise of options and warrants	-	6	5	58
Issuance of common stock and warrants for services	2	2	2	9
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	3	12	10	30
Share-based compensation, net of shares withheld for taxes	1	-	1	2
Ending balances	788	747	788	747

Additional paid-in capital
Beginning balances	389,547	384,279	387,865	376,954
Cumulative effect of change in accounting principle	-	-	-	(1,126)
Issuance of common stock and warrants in public and private offerings, net of issuance costs and initial fair value of contingent payment rights	-	-	(18)	4,712
Issuance of common stock upon exercise of options and warrants	-	108	78	878
Issuance of common stock and warrants for services	24	208	24	829
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	54	502	185	1,029
Share-based compensation, net of shares withheld for taxes	803	746	2,294	2,567
Ending balances	390,428	385,843	390,428	385,843

Accumulated deficit
Beginning balances	(437,478)	(427,955)	(433,412)	(421,361)
Cumulative effect of change in accounting principle	-	-	-	279
Comprehensive loss for the period	(402)	(2,104)	(4,468)	(8,977)
Ending balances	(437,880)	(430,059)	(437,880)	(430,059)

Total shareholders' deficit, ending balances	$(46,664)	$(43,469)	$(46,664)	$(43,469)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,468)	$(8,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	238	283
Share-based compensation	2,295	2,569
(Gain) loss on changes in fair value of contingent payment obligations	(948)	2,996
Loss on disposal/impairment of equipment and other assets	64	25
Loan forgiveness	-	(194)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	327	624
Accounts payable and accrued expenses	261	(4,139)
Operating lease liabilities	(125)	(107)
Total adjustments	2,112	2,057
Net cash used in operating activities	(2,356)	(6,920)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4)	(2)
Net cash used in investing activities	(4)	(2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) proceeds from issuance of common stock, including contingent payment rights, in private offerings	(18)	5,186
Net proceeds from exercise of options and warrants	83	936
Net proceeds from debt financings	1,668	-
Principal payments on long-term debt	(70)	(67)
Net cash provided by financing activities	1,663	6,055

NET DECREASE IN CASH AND CASH EQUIVALENTS	(697)	(867)

CASH AND CASH EQUIVALENTS, beginning of period	1,030	1,627

CASH AND CASH EQUIVALENTS, end of period	$333	$760

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

We have incurred significant losses from operations and negative cash flows from operations in every year since inception and have utilized the proceeds from the sales of debt and equity securities and contingent funding arrangements with third parties to fund our operations, including the cost of litigation.  For the nine months ended September 30, 2022, we incurred a net loss of approximately $4.5 million and incurred negative cash flows from operations of approximately $2.4 million. At September 30, 2022, we had cash and cash equivalents of approximately $0.3 million and an accumulated deficit of approximately $437.9 million.  Additionally, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these condensed consolidated financial statements.

For the nine months ended September 30, 2022, we received aggregate net proceeds from debt financings of approximately $1.7 million.

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

3. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the period ended September 30, 2022 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

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

No revenue was recognized during the three or nine-month periods ended September 30, 2022.  During the three and nine months ended September 30, 2021, we recognized approximately $0.14 million in revenue from licensing and settlement agreements with third parties for their use of our technologies. Our performance obligations were satisfied, and therefore revenue recognized, upon receipt of proceeds and subsequent dismissal of all patent enforcement actions between the parties.

6. Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive.

We have shares underlying outstanding options, warrants, and convertible notes that were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive. These common share equivalents at September 30, 2022 and 2021 were as follows (in thousands):

	September 30,
	2022	2021
Options outstanding	23,580	23,724
Warrants outstanding	10,346	9,819
Shares underlying convertible notes	32,734	20,757
	66,660	54,300

7. Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid services	$228	$523
Prepaid insurance	32	16
Prepaid licenses, software tools and support	20	23
Other prepaid expenses	4	12
	$284	$574

Prepaid services at September 30, 2022 and December 31, 2021 include approximately $0.2 million and $0.5 million, respectively of consulting services paid in shares of stock or warrants to purchase shares of stock in the future.

8. Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Patents and copyrights	$14,518	$14,755
Accumulated amortization	(13,028)	(12,970)
	$1,490	$1,785

9. Debt

Notes Payable

Related Party Note Payable

We have an unsecured promissory note of approximately $0.6 million payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party, for outstanding unpaid fees for legal services.  As of September 30, 2022, SKGF agreed to amend the note in order to change and extend the final balloon payment due under the note from April 2023 to April 2027.  The SKGF note, as amended, will continue to accrue interest at a rate of 4% per annum, requires monthly payments of principal and interest of $12,500 with a final balloon payment of approximately $0.02 million in  April 2027.  We are currently in compliance with all the terms of the note.

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

For the nine months ended September 30, 2022, convertible notes with a face value of $0.03 million were converted, at the option of the holders, into 250,000 shares of our common stock, and we recognized interest expense of approximately $0.21 million related to the contractual interest which we elected to pay in shares of our common stock. For the nine months ended September 30, 2022, we issued approximately 713,000 shares of our common stock as interest-in-kind payments on our convertible notes.

Between May 10, 2022 and August 3, 2022, we issued 5-year convertible notes with an aggregate face value of $1.7 million to accredited investors.  The notes have a conversion price of $0.13 per share.  The shares underlying the notes, as well as shares reserved for future in-kind interest payments on the notes, were registered on a registration statement that was declared effective on August 22, 2022 (File No. 333-266777).

Convertible notes payable at September 30, 2022 and December 31, 2021 consist of the following (in thousands):

				Principal Outstanding as of
				September 30,	December 31,
Description	Fixed Conversion Rate	Interest Rate	Maturity Date	2022	2021
Convertible notes dated September 10, 2018	$0.40	8.0%	September 7, 2023	$200	$200
Convertible note dated September 19, 2018	$0.57	8.0%	September 19, 2023	425	425
Convertible notes dated February/March 2019	$0.25	8.0%	February 28, 2024 to March 13, 2024	750	750
Convertible notes dated June/July 2019	$0.10	8.0%	June 7, 2024 to July 15, 2024	295	320
Convertible notes dated July 18, 2019	$0.08	7.5%	July 18, 2024	700	700
Convertible notes dated September 13, 2019	$0.10	8.0%	September 13, 2024	50	50
Convertible notes dated January 8, 2020	$0.13	8.0%	January 8, 2025 1	450	450
Convertible notes dated May-August 2022	$0.13	8.0%	May 10, 2027 to August 3, 2027	1,668	-
Total principal balance				4,538	2,895
Less current portion				625	-
				$3,913	$2,895

[1]	The maturity date may be extended by one-year increments for up to an additional five years at the holders’ option at a reduced interest rate of 2%.

At September 30, 2022, we estimate our convertible notes have an aggregate fair value of approximately $3.3 million and would be categorized within Level 2 of the fair value hierarchy.

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair market value, for the nine months ended September 30, 2022 and the year ended December 31, 2021 (in thousands):

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Secured contingent payment obligation, beginning of period	$37,372	$33,057
Change in fair value	63	4,315
Secured contingent payment obligation, end of period	$37,435	$37,372

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to Brickell Key Investments, LP (“Brickell”) under a February 2016 funding agreement, as amended. Brickell is entitled to priority payments of 100% of proceeds received by us from all patent-related actions, after deduction of legal contingent fees, until such time that Brickell has been repaid its remaining principal of approximately $14.7 million. Thereafter, Brickell is entitled to a significant portion of remaining proceeds received from all patent-related actions until such time that Brickell has been repaid its minimum return. The minimum return is determined as a multiple of the funded amount that increases over time. The estimated minimum return due to Brickell was approximately $54.7 million and $48.8 million as of September 30, 2022 and December 31, 2021, respectively. In addition, Brickell may be entitled to a pro rata portion of proceeds from specified legal actions to the extent aggregate proceeds from those actions exceed the minimum return. The range of potential proceeds payable to Brickell is discussed more fully in Note 10. As of September 30, 2022, we are in compliance with our obligations under this agreement.

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

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair market value, for the nine months ended September 30, 2022 and the year ended December 31, 2021 (in thousands):

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Unsecured contingent payment obligations, beginning of period	$5,691	$5,222
Issuance of contingent payment rights	-	412
Change in fair value	(1,011)	57
Unsecured contingent payment obligations, end of period	$4,680	$5,691

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

10. Fair Value Measurements

The following tables summarize the fair value of our contingent payment obligations measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022:
Liabilities:
Secured contingent payment obligation	$37,435	$-	$-	$37,435
Unsecured contingent payment obligations	4,680	-	-	4,680

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021:
Liabilities:
Secured contingent payment obligation	$37,372	$-	$-	$37,372
Unsecured contingent payment obligations	5,691	-	-	5,691

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate. We used a risk-adjusted discount rate of 18.24% at September 30, 2022, based on a risk-free rate of 4.24% as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at September 30, 2022, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$-	$59.6	$88.4	$-	$7.50	$10.80
Duration (in years)	1.3	2.4	2.8	1.8	2.5	2.8
Estimated probabilities	5%	17%	35%	5%	18%	35%

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

ParkerVision v. Qualcomm (Middle District of Florida-Orlando Division) - Appealed to U.S. Court of Appeals for the Federal Circuit

We have appealed certain  March 2022 rulings by the Middle District of Florida in our patent infringement complaint against Qualcomm Incorporated and Qualcomm Atheros, Inc. (collectively “Qualcomm”).  Our opening brief was filed with the appellate court in August 2022.  Qualcomm's response is expected to be filed in November 2022.  No dates have yet been established for any hearings in this matter.

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

In January 2022, the PTAB issued its ruling on the IPRs (see Intel v. ParkerVision (PTAB) below). In February 2022, the parties filed a joint motion with respect to both Intel cases whereby the first case would be narrowed to six total patents asserted against Intel cellular products. These same six patents would be also asserted in the second Intel case, along with one additional patent from the second case, against Intel WiFi and Bluetooth products. As a result of the restructuring of the two cases, the trial date was moved to October 2022. In March 2022, due to discovery delays, the court agreed to move the trial commencement date to December 5, 2022. In March 2022, Intel filed a motion requesting further claim construction which we opposed and the court denied.  In May 2022, we filed a motion to amend our complaint to add willful infringement based on information obtained during discovery. The court granted this motion in June 2022 and we filed an amended complaint. As a result of additional discovery allowed by the court, the trial date was rescheduled from December 5, 2022 to February 6, 2023.  We are represented in this case on a full contingency fee basis.

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

Intel v. ParkerVision (PTAB)

Intel filed IPR petitions against U.S. patent 7,539,474 (“the ‘474 Patent”) and U.S. patent 7,110,444 (“the ‘444 Patent”) which were both asserted in ParkerVision v. Intel. Intel also filed a petition for IPR against U.S. patent 8,190,108 (“the ‘108 Patent”),which is asserted in ParkerVision v. Intel II. In January 2021, the PTAB issued its decision to institute IPR proceedings for the ‘444 Patent and the ‘474 Patent. An oral hearing was held on November 1, 2021 and final decisions from the PTAB on the ‘474 Patent and the ‘444 Patent were issued in January 2022. The PTAB ruled against us with respect to the single challenged claim of the ’444 Patent and ruled in our favor with respect to the seven challenged claims of the ‘474 Patent. The ‘444 Patent has subsequently been excluded from the narrowed claims asserted in ParkerVision v. Intel. In July 2022, we appealed the PTAB decision on the '444 Patent to the Federal Circuit.  The appeal is pending.

In July 2021, the PTAB issued its decision to institute IPR proceedings for the ‘108 Patent. We filed our response to this petition in October 2021 and an oral hearing was held on April 26, 2022. A final decision from the PTAB was issued in June 2022 in which the PTAB ruled against us with respect to all of the challenged claims of the ‘108 Patent. We have the option to include or exclude this patent from the patents being asserted in the Intel II case.  We have also filed a notice of appeal with the Federal Circuit with respect to this IPR decision.

Additional Patent Infringement Cases – Western District of Texas

ParkerVision filed a number of additional patent cases in the Western District of Texas in September and October 2020 including cases against (i) TCL Industries Holdings Co., Ltd, a Chinese company, TCL Electronics Holdings Ltd., Shenzhen TCL New Technology Co., Ltd, TCL King Electrical Appliances (Huizhou) Co., Ltd., TCL Moka Int’l Ltd. and TCL Moka Manufacturing S.A. DE C.V. (collectively “TCL”), (ii) Hisense Co., Ltd. and Hisense Visual Technology Co., Ltd (collectively “Hisense”), a Chinese company, (iii) Buffalo Inc., a Japanese company (“Buffalo”) and (iv) Zyxel Communications Corporation, a Chinese multinational electronics company headquartered in Taiwan, (“Zyxel”).  Each case alleges infringement of the same ten patents by products that incorporate modules containing certain WiFi semiconductors manufactured by Realtek and/or MediaTek.  In May 2021, a case alleging infringement of the same ten patents was filed against LG Electronics, a South Korean company ("LGE").  Each of the defendants have filed responses denying infringement and claiming invalidity of the patents, among other defenses.  A second case was filed against Hisense in June 2021 alleging infringement of two additional patents. In September 2021, we dismissed the cases against Buffalo and Zyxel following satisfaction of the parties’ obligations under settlement and license agreements entered into in May 2021 and September 2021, respectively.

The court held a combined Markman hearing on October 27, 2021 for the cases against Hisense and TCL and issued its claim construction recommendations on October 29, 2021, in which nearly all of the claim terms were decided in our favor.  In June 2022, the court issued its claim construction order for the LGE case, following a May 2022 claim construction hearing, in which nearly all of the claim terms were decided in our favor.

TCL and Hisense filed petitions for IPR against two of the ten patents asserted against them, including the ‘444 Patent which was challenged by Intel.  LGE later joined this petition (see TCL, et. al. v. ParkerVision (PTAB) below).

On November 2, 2022, we entered into a patent license and settlement agreement with Hisense and upon satisfaction of the obligations under the agreement, we anticipate dismissing the two actions against Hisense and anticipate Hisense's withdrawal from the IPRs (see Note 15).

The Hisense and TCL cases currently have a trial date scheduled for February 2023, although the Hisense case is expected to be dismissed as a result of the recent patent license and settlement agreement.  Furthermore, the trial date in the TCL action is expected to change as a result of the shift in the Intel trial date discussed above.  The LGE trial is currently scheduled to commence on April 24, 2023.  We are represented in each of these cases on a full contingency fee basis.

TCL, et. al. v. ParkerVision (PTAB)

In May 2021, TCL, along with Hisense, filed petitions for IPR against U.S. patent 7,292,835 (“the ‘835 Patent”) and the ‘444 Patent, both of which are asserted in the infringement cases against these parties in the Western District of Texas. In November 2021, the PTAB issued its decision to implement IPR proceedings for these two patents. In December 2021, LGE filed nearly identical petitions against the same two patents along with a joinder motion requesting to join the existing petitions filed by TCL and Hisense. In April 2022, the PTAB granted LGE’s joinder motion. Oral hearings for these IPRs were held in September 2022 with a final decision expected in November 2022.  As part of a patent license and settlement agreement entered into with Hisense in November 2022, Hisense is expected to drop its participation in these IPR proceedings.

12. Stock Authorization and Issuance

Stock Authorization

On September 16, 2022, our shareholders approved an amendment to our amended and restated articles of incorporation to increase our authorized common shares from 150 million to 175 million.

Common Stock Warrants

As of September 30, 2022, we had outstanding warrants for the purchase of up to 10.3 million shares of our common stock. The estimated grant date fair value of these warrants of $3.2 million is included in additional paid-in capital in our condensed consolidated balance sheets. As of September 30, 2022, our outstanding warrants have an average exercise price of $0.75 per share and a weighted average remaining life of approximately 2.3 years.  In October 2022, we extended the expiration date of 200,000 warrants with an exercise price of $1.00 per share from March 2023 to March 2026 (see Note 15).

13. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2021 Annual Report.

For the nine months ended September 30, 2022 and 2021, we recognized share-based compensation expense of approximately $2.3 million and $2.6 million, respectively. Share-based compensation is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of comprehensive loss. As of September 30, 2022, there was $0.8 million of total unrecognized compensation cost related to all non-vested share-based compensation awards. The cost is expected to be recognized over a weighted-average remaining life of approximately 0.3 years.

In October 2022, we issued 600,000 nonqualified stock options under our 2019 Long Term Incentive Plan to Sanford Litvack, upon his appointment to the Board (see Note 15).

14. Related Party Transactions

On May 10, 2022, we sold an aggregate of $0.1 million in promissory notes, convertible into shares of our common stock at a fixed conversion price of $0.13 per share to Paul Rosenbaum, one of our directors, on the same terms as other convertible notes sold in the transaction (see Note 9).  In September 2022, we amended our note payable to SKGF to extend the term of the note (see Note 9).

15. Subsequent Events

In October 2022, we entered into a services agreement with a third-party.  As consideration under the agreement, we extended the expiration date of 200,000 previously issued warrants from March 2023 to March 2026.  The warrants have an exercise price of $1.00 per share.

In October 2022, we issued 600,000 nonqualified stock options under our 2019 Long Term Incentive Plan to Sanford Litvack, upon his appointment to the Board.   These options vest equally over eight consecutive quarters, have an exercise price of $.195 per share, and expire in October 2027.  The estimated fair value of these options is approximately $110,000 that will be recognized over the two-year vesting period.

In November 2022, we entered into a patent license and settlement agreement with Hisense on mutually-agreeable and confidential terms including a license covering certain of our patents.  In conjunction with this agreement, and upon satisfaction of the parties' obligations under such agreement, we will file a motion to dismiss our outstanding patent infringement proceedings against Hisense in the Western District of Texas and Hisense will withdraw from its pending IPR proceedings against us.  Proceeds from this agreement will be used to pay contingent out-of-pocket legal expenses.

In November 2022,  we filed patent infringement complaints in the Western District of Texas against two Taiwanese semiconductor manufacturers, Realtek Semiconductor Corp. ("Realtek") and MediaTek Incorporated ("MediaTek").  The complaints each allege infringement of four of our patents.   We also filed a second complaint against TCL in the Western District of Texas for their alleged infringement of two additional patents.

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

Recent Events

Legal Proceedings

In November 2022,  we filed patent infringement complaints in the Western District of Texas against two Taiwanese semiconductor manufacturers, Realtek and MediaTek.  We also filed a second complaint against TCL in the Western District of Texas for their alleged infringement of two additional patents.

On November 2, 2022, we entered into a patent license and settlement agreement with Hisense on mutually-agreeable and confidential terms including a license covering certain of our patents.  In conjunction with this agreement, and upon satisfaction of the parties' obligations under such agreement, we will file a motion to dismiss our outstanding patent infringement proceedings against Hisense in the Western District of Texas and Hisense will withdraw from its pending IPR proceedings against us.  Proceeds from this agreement will be used to pay contingent out-of-pocket legal expenses.

In August 2022, we filed our opening brief appealing certain March 2022 decisions of the Florida district court in ParkerVision v. Qualcomm.  The district court granted a Qualcomm motion to strike and exclude opinions regarding alleged infringement and validity issues which precluded the presentation of infringement and validity opinions by both of our experts at trial. The district court also granting Qualcomm’s motion for summary judgment ruling that Qualcomm does not infringe the three patents in the case.   As a result of the district court’s summary judgment motion in favor of Qualcomm, Qualcomm has the right to petition the court for its fees and costs. The court has granted a Qualcomm motion to delay such a petition until 30 days following the appellate court’s decision.  Qualcomm's response to our appellate brief is expected to be filed in November 2022.  No dates have yet been established for any hearings at the appellate court in this matter.

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

For the nine months ended September 30, 2022, we incurred a net loss of approximately $4.5 million and incurred negative cash flows from operations of approximately $2.4 million. At September 30, 2022, we had cash and cash equivalents of approximately $0.3 million and an accumulated deficit of approximately $437.9 million. Additionally, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements. These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of our condensed consolidated financial statements.

We used cash for operations of approximately $2.4 million and $6.9 million for the nine months ended September 30, 2022 and 2021, respectively.  The decrease in cash used for operations from 2021 to 2022 is primarily due to the use of approximately $4.1 million in cash for the reduction of accounts payables and accrued expenses during the nine months ended September 30, 2021, as compared to a $0.3 million increase in accounts payable and accrued expenses during the nine months ended September 30, 2022. For the nine months ended September 30, 2022, we received aggregate net proceeds from the sale of debt and equity securities, including the exercise of outstanding options and warrants, of approximately $1.7 million compared to approximately $6.1 million in proceeds received for the nine months ended September 30, 2021. We repaid approximately $0.07 million in debt obligations during each of the nine months ended September 30, 2022 and 2021.

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

Financial Condition

Our negative working capital increased approximately $1.63 million from December 31, 2021 to September 30, 2022. This increase in negative working capital is primarily the result of cash used in operations during the nine months ended September 30, 2022, along with an increase in current liabilities from the reclassification of $0.6 million of convertible notes due in September 2023 from long-term to current liabilities.

Our long-term liabilities remained consistent from December 31, 2021 to September 30, 2022, as the issuance of $1.7 million of convertible notes was offset by a $0.9 million decrease in the fair value of our contingent payment obligations and the reclassification of $0.6 million of convertible notes due in September 2023 from long-term to current liabilities.

Results of Operations for Each of the Three and Nine Months Ended September 30, 2022 and 2021

Revenue and Cost of Sales

We reported no licensing revenue for the three or nine-month periods ended September 30, 2022.  Licensing revenue was $0.14 million for the three and nine months ended September 30, 2021.  We entered into patent licensing and settlement agreements with Buffalo, Inc. (“Buffalo”) and Zyxel Communications Corporation (“Zyxel”) in May 2021 and September 2021, respectively.  We recognized revenue from these contracts during the three and nine months ended September 30, 2021 when the parties' performance obligations were met. The revenue from these agreements was fully offset against out-of-pocket expenses, included in selling, general and administrative expenses, incurred under our contingent fee agreements and therefore did not impact our cash flows.  Cost of sales consists of amortization expense related to the patents covered under license agreements reached during the year ended December 31, 2021.  We anticipate recognizing revenue, along with offsetting contingent legal expenses, in the fourth quarter of 2022 from our recent patent license and settlement agreement with Hisense.  Although we anticipate additional revenue to result in 2023 and beyond from our patent enforcement actions, the amount and timing is highly unpredictable and there can be no assurance that we will achieve our anticipated results.

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

Our selling, general and administrative expenses decreased by approximately $0.3 million, or 17.1%, during the three months ended September 30, 2022 when compared to the same period in 2021. This is primarily the result of a $0.4 million decrease in litigation fees and expenses.

Our selling, general and administrative expenses decreased by approximately $0.9 million, or 14.5%, during the nine months ended September 30, 2022 when compared to the same period in 2021. This is primarily the result of a $0.3 million decrease in share-based compensation for the comparable periods and a $0.5 million decrease in litigation fees and expenses.

The decrease in our share-based compensation for the nine-month period ended September 30, 2022 is the result of share-based compensation expense attributed to restricted stock units and nonqualified stock options awarded to executives, key employees and nonemployee directors in 2019 and 2020 being fully recognized as of December 31, 2021. As of September 30, 2022, we had $0.8 million of total unrecognized compensation cost related to all non-vested share-based compensation awards that is expected to be recognized over a period of approximately 0.3 years.

The decrease in litigation fees and expenses is the result of contingent expenses recognized in 2021 in conjunction with the licensing proceeds from Buffalo and Zyxel, as well as decreased expenses following the Qualcomm summary judgment decision in March 2022.

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

For the nine months ended September 30, 2022, we recorded an aggregate decrease in the fair value of our secured and unsecured contingent payment obligations of approximately $0.9 million, compared to an increase of approximately $3.0 million for the nine months ended September 30, 2021. The change in fair value for the nine months ended September 30, 2022 was impacted by a sharp increase in the risk-free interest rate used in the calculation as a result of the Federal Reserve ending bond purchases and implementing multiple rate increases during 2022, resulting in a $3.6 million decrease in the aggregate fair value of our secured and unsecured contingent payment obligations. The decrease resulting from the interest rate changes is partially offset by increases resulting from changes in the estimated amounts and timing of projected future cash flows due to changes in probabilities and time frames based on the status of various patent infringement actions.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of September 30, 2022, we had outstanding warrants to purchase approximately 10.3 million shares of our common stock. The estimated grant date fair value of these warrants of approximately $3.2 million is included in shareholders’ deficit in our condensed consolidated balance sheets. The outstanding warrants have a weighted average exercise price of $0.75 per share and a weighted average remaining life of approximately 2.3 years.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2022.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On  August 3, 2022, we entered into purchase agreements with accredited investors which provided for the sale of convertible notes with an aggregate face value of $0.3 million. The outstanding principal and interest accrued on the notes are convertible at any time and from time to time by the holders into shares of our common stock at a fixed conversion price of $0.13 per share. Any unconverted, outstanding principal amount is payable in cash on the five-year anniversary of the issuance date of the notes.  The shares underlying the notes, as well as shares reserved for future in-kind interest payments on the notes, were registered on a registration statement that was declared effective on August 22, 2022 (File No. 333-266777).

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

On November 14, 2022, we issued a press release announcing our financial condition and results of operations for the three and nine months ended September 30, 2022. The press release is attached hereto as Exhibit 99.1.

The foregoing information, including the exhibit related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any disclosure document of the Registrant, except as shall be expressly set forth by specific reference in such document.

ITEM 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1	Form of Securities Purchase Agreement between Registrant and Holders of Convertible Notes (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed June 2, 2022)

10.2	Form of Convertible Note (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed June 2, 2022)

10.3	Form of Registration Rights Agreement between Registrant and Holders of Convertible Notes (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed June 2, 2022)

10.4	List of Holders of Convertible Notes dated August 3, 2022 (incorporated by reference from Exhibit 10.6 of Current Report on Form 10-Q filed August 9, 2022)

10.5	Form of 2022 Indemnification Agreement for Directors and Officers *

31.1	Section 302 Certification of Jeffrey L. Parker, CEO *

31.2	Section 302 Certification of Cynthia L. French, CFO *

32.1	Section 906 Certification **

99.1	Earnings Press Release

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.
Registrant

November 14, 2022	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 14, 2022	By:	/s/Cynthia L. French
Cynthia L. French
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)