Form 10-K
period 2022-12-31
PARKERVISION INC
filed 2023-03-28
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit reports. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant was approximately $11,187,709 (based upon $0.145 share last sale price on that date, as reported by OTCQB).

As of March 24, 2023, 84,522,832 shares of the Issuer's Common Stock were outstanding.

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

We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions. We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore the primary focus of our current business plan is the enforcement of our intellectual property rights through licensing efforts and patent infringement litigation.

We currently have patent enforcement actions ongoing in various U.S. district courts against mobile handset, smart television and other WiFi product providers, as well as semiconductor suppliers for the infringement of several of our RF patents. We have made significant investments in developing and protecting our technologies, the returns on which are dependent upon the generation of future revenues for realization.

We spent the majority of 2022 supporting our current patent enforcement actions.  Beginning in 2020, we filed several patent enforcement cases in the Western District of Texas and, through 2022, we had entered into three patent license and settlement agreements with defendants, resulting in the dismissal of four pending actions.  In February 2023, we entered into another patent license and settlement agreement and dismissed two additional actions.  We currently have five enforcement actions pending in Texas against four separate foreign defendants.

Additionally, we had two patent enforcement cases pending against Qualcomm in the Middle District of Florida.  In March 2022, the district court in one of those cases granted Qualcomm's motion for summary judgment ruling that Qualcomm does not infringe the three patents in the case.  We have an appeal pending at the Federal Circuit which is expected to be decided in 2023.  The second case which is pending against Qualcomm and Apple has been stayed pending the outcome of the first case. We also have a patent enforcement action against LG in the District of New Jersey that is stayed pending resolution of the Qualcomm and Apple case in Florida.  See “Legal Proceedings” in Note 13 to our consolidated financial statements included in Item 8 for a detailed description of our various patent enforcement actions.

A significant portion of our litigation costs have been funded under a secured contingent payment arrangement with Brickell Key Investments, LP (“Brickell”), contingent arrangements with legal counsel, and various debt and equity financings. See “Liquidity and Capital Resources” included in Item 7 for a full discussion of our litigation funding arrangements and our equity and debt financings.

Products and Licenses

Since 2019, we have not offered any products for sale, but rather focused exclusively on our patent enforcement and licensing efforts. As of December 31, 2022, we had four licensees for our technologies, including one licensee added in 2022.  All of our license agreements resulted from settlement of patent enforcement actions initiated by us.  Our patent license and settlement agreements typically include a one-time, up-front payment to cover past and future use of our technologies, with no future recurring revenue.  See “Revenue” in Note 3 to our consolidated financial statements included in Item 8 for additional details.

RF Technologies

Our RF technologies enable highly accurate transmission and reception of RF carriers at low power consumption, thereby enabling extended battery life, and certain size, cost, performance, and packaging advantages.  We believe the most significant hurdle to the licensing and/or sale of our technologies and related products is the widespread use of certain of our technologies in infringing products produced by companies with significantly greater financial, technical, sales, and marketing resources. We believe we can secure licensing agreements with unauthorized current users of one or more of our technologies based on a solid and defensible patent portfolio and the advantages enabled by our unique patent-protected technologies.

Patents and Trademarks

We consider our intellectual property, including patents, patent applications, trademarks, and trade secrets to be significant to our business plan. We have a program to file applications for and obtain patents, copyrights, and trademarks in the U.S. and in selected foreign countries where we believe filing for such protection is appropriate to establish and maintain our proprietary rights in our technology and products.  As of December 31, 2022, we had approximately 60 active U.S. and foreign patents related to our RF technologies.  In addition, we have a number of recently expired patents that we believe continue to have significant economic value as a result of our ability to assert past damages in our patent enforcement actions.  We estimate the economic lives of our patents to be the shorter of fifteen years from issuance or twenty years from the earliest application date.  Our current portfolio of issued patents have expirations ranging from 2023 to 2036.

Employees

As of December 31, 2022, we had seven full-time employees and one part-time employee.  We also outsource certain specialty services, such as information technology and public relations, and utilize contract staff and third-party consultants from time to time to supplement our workforce.  Our employees are not represented by any collective bargaining agreements and we consider our employee relations to be satisfactory.

Following the COVID-19 pandemic, we have reverted to fully remote worksites for all of our employees.  Our management, with the oversight of our board of directors, monitors the hiring, retention, and management of our employees.

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

We have had significant losses and negative cash flows in every year since inception, and continue to have an accumulated deficit which, at December 31, 2022, was approximately $443.2 million.  Our net losses for the years ended December 31, 2022 and 2021 were approximately $9.8 million and $12.3 million, respectively.  Our independent registered public accounting firm has included in their audit opinion on our consolidated financial statements as of and for the year ended December 31, 2022, a statement with respect to substantial doubt about our ability to continue as a going concern. Note 2 to our consolidated financial statements included in Item 8 includes a discussion regarding our liquidity and our ability to continue as a going concern.  Our consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.  The substantial doubt as to our ability to continue as a going concern may adversely affect our ability to negotiate reasonable terms with our vendors and may adversely affect our ability to raise additional capital in the future.

We have had a history of losses which may ultimately compromise our ability to implement our business plan and continue in operation.

Through December 31, 2022, our technologies and products have not produced revenues sufficient to cover our operating costs.  We will continue to make expenditures on patent protection and enforcement and general operations in order to continue our current patent enforcement and licensing efforts.  Although we expect sufficient revenues from patent licensing and settlement agreements to cover our operating costs and achieve profitability in 2023, required repayments of contingent expenses and debt obligations will result in insufficient capital resources for sustainment of our operations through 2023.  If we are not able to generate sufficient capital resources, we may not be able to implement our business plan or meet our current obligations due within the twelve months after the issuance date of our consolidated financial statements and investors will suffer a loss in their investment.  This may also result in a change in our business strategies.

We will need to raise substantial additional capital in the future to fund our operations. Failure to raise such additional capital may prevent us from implementing our business plan as currently formulated.

Because we have had net losses and, to date, have not generated positive cash flow from operations, we have funded our operating losses primarily from the sale of debt and equity securities, including our secured and unsecured contingent debt obligations. Our current capital resources include cash and cash equivalents of $0.1 million at December 31, 2022, and $0.8 million in proceeds from debt and equity financings in January 2023.  Our business plan will continue to require expenditures for patent protection and enforcement and general operations.  For the years ended December 31, 2022 and 2021, we used $3.0 million and $7.7 million, respectively in cash for operations which was funded primarily through the sale of convertible debt and equity securities.  Our current capital resources will not be sufficient to meet our working capital needs for the twelve months after the issuance of our consolidated financial statements and we will require additional capital to fund our operations.  Additional capital may be in the form of debt securities, the sale of equity securities, including common or preferred stock, additional litigation funding, or a combination thereof.  Failure to raise additional capital may have a material adverse impact on our ability to achieve our business objectives.

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

We have $4.5 million in outstanding principal under convertible notes at December 31, 2022.  If we fail to comply with the various covenants set forth in each of the notes, including failure to pay principal or interest when due or, under certain notes, consummating a change in control, we could be in default thereunder.  Upon an event of default under each of the notes, the interest rate of the notes will increase to 12% per annum and the outstanding principal balance of the notes plus all accrued unpaid interest may be declared immediately payable by the holders.  We may not have sufficient available funds to repay the notes upon an event of default, and we cannot provide assurances that we will be able to obtain other financing at terms acceptable to us, or at all.

Our ability to utilize our tax benefits could be substantially limited if we fail to generate sufficient income or if we experience an “ownership change.”

We have cumulative net operating loss carryforwards (“NOLs”) totaling approximately $300.8 million at December 31, 2022, of which $260.1 million is subject to expiration in varying amounts from 2023 to 2037.  Our ability to fully recognize the benefits from those NOLs is dependent upon our ability to generate sufficient income prior to their expiration.  In addition, our NOL carryforwards may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code (“Section 382”).  In general, an ownership change under Section 382 occurs if one or more 5% shareholders increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a relevant lookback period.  We have sold a significant number of equity securities over the relevant lookback period which increases the risk of triggering an ownership change under Section 382 from the future sale of additional equity securities.  An ownership change under Section 382 will significantly limit our ability to utilize our tax benefits.

Our litigation funding arrangements may impair our ability to obtain future financing and/or generate sufficient cash flows to support our future operations.

We have funded much of our cost of litigation through contingent financing arrangements with Brickell Key Investments LP (“Brickell”) and others and contingent fee arrangements with legal counsel.  The repayment obligation to Brickell is secured by the majority of our assets until such time that we have repaid a specified minimum return.  Furthermore, our contingent arrangements will result in reductions in the amount of net proceeds retained by us from litigation, licensing, and other patent-related activities.  The contingent fees payable to legal counsel, Brickell and others will consume all of our initial future proceeds up to specified limits and could exceed half of our proceeds thereafter depending on size and timing of proceeds, among other factors.  The long-term continuation of our business plan is dependent upon our ability to secure sufficient financing to support our business, and our ability to generate revenues and/or patent related proceeds sufficient to offset expenses and meet our contingent payment obligations.  Failure to generate revenue or other patent-related proceeds sufficient to repay our contingent obligations may impede our ability to obtain additional financing which will have a material adverse effect on our ability to achieve our long-term business objectives.

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

We rely on our intellectual property rights, including patents and patent applications, to provide competitive advantage and protect us from theft of our intellectual property.  We believe that our patents are for entirely new technologies and that our patents are valid, enforceable, and valuable.  However, third parties have made claims of invalidity with respect to certain of our patents and other similar claims may be brought in the future.  For example, the Patent Trial and Appeal Board has issued a number of rulings invalidating challenged claims of certain of our patents as a result of third-party challenges filed by defendants in our patent enforcement actions.  If our patents are shown not to be as broad as currently believed or are otherwise challenged such that some or all of the protection is lost, we will suffer adverse effects from the loss of competitive advantage and our ability to offer unique products and technologies.  As a result, there would be an adverse impact on our financial condition and business prospects.  Furthermore, defending against challenges to our patents may give rise to material costs for defense and divert resources away from our other activities.

Our business, results of operations, and financial condition may be impacted by the ongoing coronavirus (COVID-19) outbreaks.

The global spread of COVID-19 created significant volatility and uncertainty in financial markets.  If such volatility and uncertainty persist, we may be unable to raise additional capital on terms that are acceptable to us, or at all.  Additionally, in response to the pandemic, governments and the private sector have taken a number of drastic measures to contain the spread of COVID-19.  While our employees currently have the ability and are encouraged to work remotely, such measures may have a substantial impact on employee attendance or productivity, which, along with the possibility of employees’ illness, may adversely affect our operations.

In addition, COVID-19 has negatively impacted the timing of our current patent infringement actions as a result of office closures, travel restrictions and court closures.  For example, our patent infringement trial in Orlando, Florida was delayed twice due to the impact of COVID-19.  It is possible that further delays in our cases could occur.

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

Our licensing and enforcement activities are subject to numerous risks from outside influences, including new legislation, regulations and rules related to obtaining or enforcing patents.  For instance, the U.S. has enacted sweeping changes to the U.S. patent system including changes that transition the U.S. from a “first-to-invent” to a “first-to-file” system and other changes that alter the processes for challenging issued patents.  To the extent that we are unable to secure patent protection for our future technologies and/or our current patents are challenged such that some or all of our protection is lost, we will suffer adverse effects to our ability to offer unique products and technologies.  As a result, there would be an adverse impact on our financial position, results of operations and cash flows and our ability to execute our business plan.

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

Any disruptions to our information technology systems or breaches of our network security could interrupt our operations, compromise our reputation, and expose us to litigation, government enforcement actions, and costly response measures and could have a material adverse effect on our business, financial condition, and results of operations.

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

To date, we have not experienced any material losses relating to cyber-attacks, computer viruses or other systems failures.  Although we have taken steps to protect the security of data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning or the improper disclosure of personally identifiable information, such as in the event of cyber-attacks. In addition to operational and business consequences, if our cybersecurity is breached, we could be held liable to our customers or other parties in regulatory or other actions, and we may be exposed to reputation damages and loss of trust and business.  This could result in costly investigations and litigation, civil or criminal penalties, fines, and negative publicity.

Risks Relating to our Common Stock

Our outstanding options and warrants may affect the market price and liquidity of the common stock.

At December 31, 2022, we had 81.2 million shares of common stock outstanding and had outstanding options and warrants for the purchase of up to 34.7 million additional shares of common stock, of which approximately 33.3 million were exercisable as of December 31, 2022.  In addition, as described more fully below, holders of convertible notes may elect to receive up to 32.7 million shares of common stock upon conversion of the notes, and we may elect to pay accrued interest on the notes in shares of our common stock.  All of the shares of common stock underlying these securities are currently registered for sale to the holder or for public resale by the holder.  The amount of common stock reserved for issuance may have an adverse impact on our ability to raise capital and may affect the price and liquidity of our common stock in the public market. In addition, the issuance of these shares of common stock will have a dilutive effect on current stockholders’ ownership.

The conversion of outstanding convertible notes into shares of common stock, and the issuance of common stock by us as payment of accrued interest upon the convertible notes, could materially dilute our current stockholders.

We have an aggregate principal amount of $4.5 million in convertible notes outstanding at December 31, 2022.  The notes are convertible into shares of our common stock at fixed conversion prices, which may be less than the market price of our common stock at the time of conversion.  If the entire principal were converted into shares of common stock, we would be required to issue an aggregate of up to 32.7 million shares of common stock.  In addition, in January 2023 we issued an additional aggregate principal amount of $0.7 million in convertible notes which, if converted at the fixed conversion price, would result in the issuance of an additional 4.4 million shares of our common stock.  If we issue all of these shares, the ownership of our current stockholders will be diluted.

Further, we may elect to pay interest on the notes, at our option, in shares of common stock, at a price equal to the then-market price for our common stock.  As of December 31, 2022, we have issued approximately 3.9 million shares of common stock as in-kind interest payments on our convertible notes.  We currently do not believe that we will have the financial ability to make payments on the notes in cash when due.  Accordingly, we currently intend to make such payments in shares of our common stock to the greatest extent possible.  Such interest payments could further dilute our current stockholders.

The price of our common stock may be subject to substantial volatility.

The trading price of our common stock has been and may continue to be volatile. Between January 1, 2021 and March 1, 2023, the reported high and low sales prices for our common stock ranged between $0.11 and $1.91 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control.  These factors include, but are not limited to, developments in outstanding litigation, our performance and prospects, general conditions of the markets in which we compete, economic and financial conditions, and the impact of COVID-19 on global financial markets.  Such volatility could materially and adversely affect the market price of our common stock in future periods.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Since November 2020, we have operated in a fully remote worksite environment for all of our employees.  We believe a remote work environment is currently suitable for the conduct of our business.  We ceased use of our 7,000 square foot leased facility in Lake Mary, Florida in 2018 and secured a sublease tenant in 2021 for the duration of the lease term through November 2022.  Refer to Note 7 to our consolidated financial statements included in Item 8 for information regarding our outstanding lease obligations.

Item 3. Legal Proceedings.

We are a party to a number of patent enforcement actions initiated by us against others for the infringement of our technologies, as well as proceedings brought by others against us in an attempt to invalidate certain of our patent claims.  These patent-related proceedings are more fully described in Note 13 to our consolidated financial statements included in Item 8.

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

Holders

As of March 24, 2023, we had approximately 82 holders of record and we believe there are approximately 6,850 beneficial holders of our common stock.

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

Purchases of Equity Securities by Issuer and Affiliated Purchasers

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2022.

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are in the business of innovating fundamental wireless technologies and products. We have designed and developed proprietary RF technologies and integrated circuits based on those technologies, and we license our technologies to others for use in wireless communication products. We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the U.S. and certain foreign jurisdictions. We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan primarily consists of enforcement of our intellectual property rights through patent licensing efforts and infringement litigation. We currently have patent enforcement actions ongoing in various U.S. district courts against mobile handset, smart television and other WiFi product providers, as well as semiconductor suppliers for the infringement of a number of our RF patents. We have made significant investments in developing and protecting our technologies, the returns on which are dependent upon the generation of future revenues for realization.

We continue to aggressively pursue licensing opportunities with wireless communications companies that make, use or sell semiconductors and/or products that incorporate RF.  We believe there are a number of wireless communications companies that can benefit from the use of the RF technologies we have developed, whether through a license or, in certain cases, a joint product venture that may include licensing rights.  Our licensing efforts to date have required litigation in order to enforce and/or defend our intellectual property rights.  Since 2011, we have been involved in patent infringement litigation against Qualcomm and subsequently others for the unauthorized use of our technology.  Refer to Note 13 to our consolidated financial statements included in Item 8 for a complete discussion of our legal proceedings.  We have expended significant resources since 2011 and incurred significant debt for the enforcement and defense of our intellectual property rights.

Recent Developments

Debt and Equity Financing

In January 2023, we received aggregate proceeds of approximately $0.7 million from the sale of convertible notes to accredited investors.  The notes are convertible, at the holders' option, into shares of our common stock at a fixed conversion price of $0.16 per share and bear interest at a stated rate of 9% per annum.  In addition, in January 2023, we received aggregate proceeds of approximately $0.14 million from the sale of common stock to accredited investors at a price of $0.16 per share.  We entered into registration rights agreements with the investors pursuant to which we will register the shares.  Refer to Note 18 to our consolidated financial statements included in Item 8 for a complete discussion of these financing transactions.

Legal Proceedings

In February 2023, we entered into a confidential patent license and settlement agreement and in March 2023, we received a payment of $25 million with respect thereto.

In February 2023, we dismissed our two patent enforcement actions against Intel Corporation.

Refer to Note 13 to our consolidated financial statements included in Item 8 for a complete discussion of our patent enforcement proceedings.

Liquidity and Capital Resources

We have incurred significant losses from operations and negative cash flows in every year since inception, largely as a result of our significant investments in developing advanced technologies and protecting our intellectual property.  We have utilized the proceeds from sales of debt and equity securities and contingent funding arrangements with third parties to fund our operations, including the cost of litigation to enforce our intellectual property rights.

For the year ended December 31, 2022, we incurred a net loss of approximately $9.8 million and negative cash flows from operations of approximately $3.0 million.  At December 31, 2022, we had cash and cash equivalents of approximately $0.1 million and an accumulated deficit of approximately $443.2 million.  Additionally, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings, legal fees, and litigation expenses under our contingent funding arrangements.  Our independent registered public accounting firm has included in their audit report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. See Note 2 to our consolidated financial statements included in Item 8 for a discussion of our liquidity and our ability to continue as a going concern.

We used cash for operations of approximately $3.0 million and $7.7 million for the years ended December 31, 2022 and 2021, respectively. The decrease in cash used for operations from 2021 to 2022 is primarily due to the use of approximately $3.9 million in cash for the reduction of accounts payable and accrued expenses during the year ended December 31, 2021, as compared to a $0.4 million increase in accounts payable and accrued expenses during the year ended December 31, 2022.  The reduction in accounts payable during the year ended December 31, 2021 is primarily the result of a $3.0 million payment to a law firm in settlement of our outstanding fees and expenses and in exchange for an agreed-upon reduction in potential success fees payable to the firm from future patent-related proceeds.

For the year ended December 31, 2022, we received aggregate net proceeds from the sale of debt and equity securities, including the exercise of outstanding options and warrants, of approximately $2.1 million compared to approximately $7.2 million in proceeds received for the year ended December 31, 2021.  We repaid approximately $0.1 million in debt obligations during each of the years ended December 31, 2022 and 2021.

Significant portions of our litigation costs to date have been funded by contingent payment arrangements with legal counsel.  Fee discounts offered by legal counsel in exchange for contingent payments upon successful outcome in our litigation are not recognized in expense until such time that the related proceeds on which the contingent fees are payable are considered probable.  Contingent fees vary based on each firm’s specific fee agreement.  We currently have contingent fee arrangements in place for all of our active cases. In addition to our contingent fee agreements with legal counsel, we have secured and unsecured contingent payment obligations to litigation funders that have priority payments due from patent-related proceeds as discussed more fully under “Financial Condition - Contingent Payment Obligations” below.

In March 2023, we received $25.0 million in proceeds from a patent license and settlement agreement.  These proceeds are expected to be used entirely for the payment of contingent legal fees and expenses and the repayment of principal on our secured contingent debt obligation and therefore our ability to meet our short-term liquidity needs is dependent upon one or more of (i) our ability to successfully negotiate future licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations to Brickell and legal counsel; and/or (ii) our ability to raise additional capital from the sale of debt or equity securities or other financing arrangements.  We are currently in discussions with Brickell regarding restructuring of our contingent payment obligation, including additional new funds.  There can be no assurance that a favorable restructuring of our Brickell obligation will be achieved at all, or in a manner that provides significant future benefit to us.

Based on our current outstanding legal proceedings, funding arrangements and contingent payment arrangements, we estimate that up to 100% of our initial future proceeds will be used to repay contingent payment arrangements at least until the outstanding principal under our secured contingent payment obligation has been repaid.  After repayment of principal, we estimate that approximately 75% of future proceeds could be payable to others until such time that minimum returns have been achieved, depending on the proceeding and the nature, amount and timing of proceeds, among other factors.

Patent enforcement litigation is costly and time-consuming, and the outcome is difficult to predict.  We expect to continue to invest in the support of our patent enforcement and licensing programs.  We expect that cash flows generated from proceeds received from patent enforcement actions and/or technology licenses in 2023, after deduction of contingent payment obligations, may not be sufficient to cover our operating expenses.  In the event we do not generate revenues, or other patent-related proceeds, sufficient to cover our operational costs and contingent repayment obligations, we will be required to raise additional working capital through the sale of debt or equity securities or other financing arrangements.

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

Financial Condition

Intangible Assets

We consider our intellectual property, including patents, patent applications, trademarks, copyrights, and trade secrets to be significant to our business.  Our intangible assets are pledged as security for our secured contingent payment obligation with Brickell.  The net book value of our intangible assets was approximately $1.4 million and $1.8 million as of December 31, 2022 and 2021, respectively.  The cost basis for our intangible assets represents capitalized legal costs and agency filing fees for securing intellectual property protection and does not include the costs expended in developing the underlying intellectual property.  The cost of our intangible assets is amortized using the straight-line method over their estimated period of benefit, generally fifteen to twenty years.  The decrease in the carrying value of our intangible assets is primarily the result of $0.3 million in patent amortization expense recognized in 2022 as our portfolio matures.  Management evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists.  As part of our ongoing patent maintenance program, we may, from time to time, abandon a particular patent if we determine fees to maintain the patent exceed its expected recoverability.  For the years ended December 31, 2022 and 2021, we incurred losses of approximately $0.1 million and $0.03 million, respectively, for the write-off of specific patent assets.  These losses are included in operating expenses in the accompanying consolidated statements of comprehensive loss included in Item 8.

Contingent Payment Obligations

We have secured and unsecured contingent payment obligations recorded at an aggregate estimated fair value of $45.8 million and $43.1 million as of December 31, 2022 and 2021, respectively.  These repayment obligations are contingent upon receipt of proceeds from patent enforcement and other patent monetization actions.  As a result, we have elected to account for these contingent payment obligations at their estimated fair values which are subject to significant estimates and assumptions as discussed in “Critical Accounting Policies” below.  Refer to Note 11 to our consolidated financial statements included in Item 8 for a discussion of the fair value measurement of our contingent payment obligations.

Our secured contingent payment obligation is payable to Brickell as a result of $18 million in borrowings under a 2016 funding agreement, as amended from time to time.  As of December 31, 2022, we have repaid Brickell an aggregate of $3.3 million to date under this agreement. The contingent payment obligation to Brickell is recorded at its estimated fair market value of $40.7 million at December 31, 2022, an increase of $3.3 million or 9% from the estimated fair market value at December 31, 2021.  Brickell is entitled to a priority, prorated payment of up to 100% of proceeds received by us from funded patent-related actions up to a specified minimum return.  Brickell’s minimum return is determined as a multiple of the outstanding funded amount that increases over time.  The estimated aggregate minimum return due to Brickell if repaid in full at December 31, 2022 is approximately $56.9 million, an increase of approximately $8.1 million, or 16.6%, from the minimum return that would have been due to Brickell as of December 31, 2021.

In addition, in 2020 and 2021, we incurred unsecured contingent payment obligations in connection with various funding arrangements.  These contingent payment obligations are payable from our share of patent-related proceeds after satisfaction of our obligation to Brickell and payment of contingent fees to legal counsel.  These unsecured contingent payment obligations are recorded at an aggregate estimated fair value of $5.1 million at December 31, 2022, representing a decrease of $0.6 million from the estimated fair market value at December 31, 2021.  This decrease is primarily the result of the sharp increase in the risk-free interest rate used in the calculation as a result of the Federal Reserve ending bond purchases and implementing multiple rate increases during 2022.  The maximum payment obligation for our unsecured contingent payment obligations is 10.8 million at December 31, 2022.

See “Change in Fair Value of Contingent Obligations” included in “Results of Operations” below for a discussion of the changes in the estimated fair values of our secured and unsecured contingent payment obligations.

Note Payable

As of December 31, 2022, we have a $0.6 million unsecured note payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party.  We are obligated to make principal and interest payments totaling $0.16 million in 2023 under this note.  The note calls for monthly payments of $12,500 through March 2027 with a final payment of approximately $0.02 million in April 2027.  Failure to comply with the payment terms of this note constitutes an event of default which, if uncured, will result in the entire unpaid principal balance of the note and any unpaid, accrued interest to become immediately due and payable.  In addition, an event of default results in an increase in the interest rate under the notes to a default rate of 12% per annum.  Notes payable are discussed more fully in Note 8 to our consolidated financial statements included in Item 8.

Convertible Notes

As of December 31, 2022, we have $4.5 million in notes that are convertible, at the holders’ option, into shares of our common stock at fixed conversion prices ranging from $0.08 to $0.57 per share.  These notes mature at varying dates from September 2023 to August 2027.  The majority of the notes bear interest at a stated rate of 8%, payable quarterly.  We have the option, subject to certain conditions, to pay the quarterly interest in-kind with shares of our common stock based on market price at the interest payment date.  To date, all of the interest payments under these convertible notes have been paid in-kind and we anticipate that future payments of interest will also be paid in-kind. The notes provide for events of default that include failure to pay principal or interest when due, breach of any of the representations made by us, events of liquidation or bankruptcy, and a change in control.  In the event of default, the interest rate increases to 12% per annum and the outstanding principal balance of the notes plus all accrued interest due may be declared immediately payable by the holders of a majority of the then-outstanding notes.  Our convertible notes payable are more fully discussed in Note 9 to our consolidated financial statements included in Item 8.

Deferred Tax Assets and Related Valuation Allowance

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  As of December 31, 2022, we had net deferred tax assets of approximately $90.5 million, primarily related to our NOL carryforwards, which were fully offset by a valuation allowance due to the uncertainty related to realization of these assets through future taxable income.  In addition, our ability to benefit from our NOL and other tax credit carryforwards could be limited under Section 382 as more fully discussed in “Risk Factors” and in Note 12 to our consolidated financial statements included in Item 8.

Results of Operations for Each of the Years Ended December 31, 2022 and 2021

Revenues and Gross Margins

Licensing revenue was $0.93 million and $0.14 for the years ended December 31, 2022 and December 31, 2021, respectively.  Our licensing revenue is from patent licensing and settlement agreements resulting from settlement of patent enforcement actions filed by us. To date, all of our license and settlement agreements have consisted of a one-time, lump sum payment with no recurring future revenue.  We recognized revenue from each contract when the parties’ performance obligations were met.  Cost of sales related to the licensing revenue consists of amortization expense related to the patents covered under the license agreements.  Our licensing revenue is expected to vary based on the market size of the licensee and the specific terms of the license and settlement agreement.

Our licensing proceeds in both 2022 and 2021 were used fully to pay contingent out-of-pocket expenses incurred by our litigation counsel to support our patent enforcement program in the aggregate.  As a result of the recognition of these contingent expenses in accordance with our contingent fee agreements, the proceeds did not have an impact on our cash flows.  These contingent out-of-pocket expenses, which are recognized in the same period as the corresponding revenue, are included in selling, general and administrative expenses.

In March 2023, we received $25.0 million from a patent licensing and settlement agreement reached in February 2023.  We anticipate additional revenue to result from our licensing and patent enforcement actions although the amount and timing is highly unpredictable and there can be no assurance that we will achieve our anticipated results.

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

Our selling, general and administrative expenses were approximately $7.8 million for the year ended December 31, 2022, as compared to approximately $8.1 million for the year ended December 31, 2021, representing a decrease of approximately $0.3 million or 4%.  This decrease results primarily from a decrease in share-based compensation of $0.2 million attributed to nonqualified stock options and restricted stock units becoming fully vested during the year ended December 31, 2022.  We recognized approximately $0.93 and $0.14 million in contingent litigation expenses resulting from patent license and settlement arrangements for the years ended December 31, 2022 and December 31, 2021, respectively.  The increase in contingent litigation expenses from 2021 to 2022 is a direct result of the increase in licensing revenue and was offset by a decrease in non-contingent litigation expenses from 2021 to 2022, primarily as a result of a decrease in non-contingent litigation expenses incurred in connection with the Qualcomm action that is currently on appeal.

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

For the year ended December 31, 2022, we recorded an increase in the aggregate fair value of our secured and unsecured contingent payment obligations of approximately $2.7 million.  The majority of the change in fair value is attributable to the passage of time leading to increased returns due to Brickell and are partially offset by an increase in the risk-free interest rate used in the calculation as a result of the Federal Reserve ending bond purchases and implementing multiple rate increases during 2022.

Critical Accounting Policies

We believe that the following are critical accounting policies and estimates that significantly impact the preparation of our consolidated financial statements:

Contingent Payment Obligations

We have accounted for our secured and unsecured contingent payment obligations as long-term debt. Our repayment obligations are contingent upon the receipt of proceeds from patent enforcement or other patent monetization actions. We have elected to measure our contingent payment obligations at their estimated fair values based on the variable and contingent nature of the repayment provisions.  We have determined that the fair value of our secured and unsecured contingent payment obligations falls within Level 3 in the fair value hierarchy, which involves significant estimates and assumptions including projected future patent-related proceeds and the risk-adjusted rate for discounting future cash flows.  Actual results could differ from the estimates made.  Changes in fair value, including the component related to imputed interest, are included in the consolidated statements of comprehensive loss under the heading “Change in fair value of contingent payment obligations.”  Refer to Note 11 to our consolidated financial statements included in Item 8 for a discussion of the significant estimates and assumptions used in estimating the fair value of our contingent payment obligations.

Accounting for Share-Based Compensation

We calculate the fair value of share-based equity awards, including restricted stock, stock options and restricted stock units (“RSUs”), on the date of grant and recognize the calculated fair value as compensation expense over the requisite service periods of the related awards.  The fair value of stock option awards is determined using the Black-Scholes option valuation model that requires the use of highly subjective assumptions and estimates including how long the holder will retain their stock options before exercising them and the volatility of our common stock price over the expected life of the equity award.  Changes in these subjective assumptions can materially affect the estimate of fair value of share-based compensation and consequently, the related amount recognized as expense in the consolidated statements of comprehensive loss.

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

Off-Balance Sheet Transactions

As of December 31, 2022, we had outstanding warrants to purchase 10.3 million shares of our common stock. The estimated grant date fair value of these warrants of approximately $3.2 million is included in shareholders’ deficit in our consolidated balance sheet for the year ended December 31, 2022.  The outstanding warrants have an average exercise price of $0.75 per share and a weighted average remaining life of approximately 2.1 years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements
Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (for the years ended December 31, 2022 and 2021) (PCAOB ID: 569)	23

FINANCIAL STATEMENTS:
Consolidated Balance Sheets – December 31, 2022 and 2021	25
Consolidated Statements of Comprehensive Loss - for the years ended December 31, 2022 and 2021	26
Consolidated Statements of Shareholders’ Deficit - for the years ended December 31, 2022 and 2021	27
Consolidated Statements of Cash Flows - for the years ended December 31, 2022 and 2021	28
Notes to Consolidated Financial Statements - December 31, 2022 and 2021	29

SUPPLEMENTARY DATA:
Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ParkerVision, Inc.

Jacksonville, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ParkerVision, Inc. (the “Company”) and its subsidiary as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive loss, shareholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity's Ability to Continue as a Going Concern

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

Estimation of Fair Value of Contingent Payment Obligations

As disclosed in Note 1 of the Company’s consolidated financial statements, the Company accounts for their secured and unsecured contingent payment obligations as long-term debt. Their payment obligations are contingent upon the receipt of proceeds from patent enforcement and/or patent monetization actions. The Company has elected to measure their contingent payment obligations at their estimated fair values. The Company recorded the fair value of their contingent payment obligations at approximately $45,797,000 as of December 31, 2022.

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

Fort Lauderdale, Florida

March 28, 2023

PARKERVISION, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

(in thousands)

	2022	2021
CURRENT ASSETS:
Cash and cash equivalents	$109	$1,030
Prepaid expenses	244	574
Other current assets	30	25
Total current assets	383	1,629

Intangible assets, net	1,359	1,785
Operating lease right-of-use assets	4	7
Other assets, net	5	19
Total assets	$1,751	$3,440

CURRENT LIABILITIES:
Accounts payable	$901	$706
Accrued expenses:
Salaries and wages	23	27
Professional fees	79	109
Other accrued expenses	486	555
Related party note payable, current portion	139	94
Convertible notes, current portion	625	-
Operating lease liabilities, current portion	4	155
Total current liabilities	2,257	1,646

LONG-TERM LIABILITIES:
Secured contingent payment obligation	40,708	37,372
Unsecured contingent payment obligations	5,089	5,691
Convertible notes, net of current portion	3,913	2,895
Related party note payable, net of current portion	473	609
Operating lease liabilities, net of current portion	-	4
Total long-term liabilities	50,183	46,571
Total liabilities	52,440	48,217

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $.01 par value, 175,000 and 150,000 shares authorized, 81,246 and 76,992 issued and outstanding at December 31, 2022 and 2021, respectively	812	770
Additional paid-in capital	391,724	387,865
Accumulated deficit	(443,225)	(433,412)
Total shareholders' deficit	(50,689)	(44,777)
Total liabilities and shareholders' deficit	$1,751	$3,440

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED December 31, 2022 and 2021

(in thousands, except per share amounts)

	2022	2021
Licensing revenue	$925	$144
Cost of sales	(10)	(5)
Gross margin	915	139

Selling, general, and administrative expenses	7,773	8,088
Total operating expenses	7,773	8,088

Interest and other income	103	242
Interest and other expense	(324)	(251)
Change in fair value of contingent payment obligations	(2,734)	(4,372)
Total interest and other	(2,955)	(4,381)

Net loss before income tax	(9,813)	(12,330)

Income tax expense	-	-

Net loss	(9,813)	(12,330)

Other comprehensive income, net of tax	-	-

Comprehensive loss	$(9,813)	$(12,330)

Basic and diluted net loss per common share	$(0.13)	$(0.17)

Weighted average common shares outstanding	78,395	71,299

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2022 and 2021

(in thousands)

	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2020	$586	$376,954	$(421,361)	$(43,821)
Cumulative effect of change in accounting principle	-	(1,126)	279	(847)
Issuance of common stock and warrants in public and private offerings, net of issuance costs and initial fair value of contingent payment rights	73	5,701	-	5,774
Issuance of common stock upon exercise of options and warrants	63	959	-	1,022
Issuance of common stock and warrants for services	9	863	-	872
Issuance of common stock upon conversion and payment of interest in kind on convertible debt	37	1,201	-	1,238
Share-based compensation, net of shares withheld for taxes	2	3,313	-	3,315
Net loss for the year	-	-	(12,330)	(12,330)
Balance as of December 31, 2021	770	387,865	(433,412)	(44,777)
Issuance of common stock and warrants in public and private offerings, net of issuance costs	20	362	-	382
Issuance of common stock upon exercise of options and warrants	5	78	-	83
Issuance of common stock, warrants, and options for services	2	57	-	59
Issuance of common stock upon conversion and payment of interest in kind on convertible debt	14	282	-	296
Share-based compensation, net of shares withheld for taxes	1	3,080	-	3,081
Net loss for the year	-	-	(9,813)	(9,813)
Balance as of December 31, 2022	$812	$391,724	$(443,225)	$(50,689)

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2022 and 2021

(in thousands)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,813)	$(12,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	311	371
Share-based compensation	3,081	3,315
Change in fair value of contingent payment obligations	2,734	4,372
Loss on disposal/impairment of equipment and other assets	124	43
Loan forgiveness	-	(194)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	396	784
Accounts payable and accrued expenses	363	(3,917)
Operating lease liabilities	(155)	(146)
Total adjustments	6,854	4,628
Net cash used in operating activities	(2,959)	(7,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4)	(3)
Net cash used in investing activities	(4)	(3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, including contingent payment rights, in private offerings	382	6,186
Net proceeds from exercise of options and warrants	83	1,022
Net proceeds from debt financings	1,668	-
Debt repayments	(91)	(100)
Net cash provided by financing activities	2,042	7,108

NET CHANGE IN CASH AND CASH EQUIVALENTS	(921)	(597)
CASH AND CASH EQUIVALENTS, beginning of year	1,030	1,627
CASH AND CASH EQUIVALENTS, end of year	$109	$1,030

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$24	$17
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

1. SIGNIFICANT ACCOUNTING POLICIES

ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH (collectively “ParkerVision”, “we” or the “Company”) is in the business of innovating fundamental wireless hardware technologies and products. We have determined that our business currently operates under a single operating and reportable segment.

We have designed and developed proprietary radio frequency (“RF”) technologies and integrated circuits based on those technologies, and we license our technologies to others for use in wireless communication products.  We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others, and therefore the primary focus of our business plan is the enforcement of our intellectual property rights through patent licensing and infringement litigation efforts.  We currently have patent enforcement actions ongoing in various U.S. district courts against mobile handset, smart television and other WiFi product providers, as well as semiconductor suppliers for the infringement of a number of our RF patents.  We have made significant investments in developing and protecting our technologies, the returns on which are dependent upon the generation of future revenues for realization.

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

Intangible Assets

We capitalize outside legal costs and agency filing fees incurred in connection with securing the rights to our intellectual property.  Patents, copyrights, and other intangible assets are amortized using the straight-line method over their estimated period of benefit.  We estimate the economic lives of our patents and copyrights to be fifteen to twenty years.  Management evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists.  As part of our ongoing patent maintenance program, we will, from time to time, abandon a particular patent if we determine fees to maintain the patent exceed its expected recoverability.  The cost and accumulated amortization of abandoned intangible assets are removed from their respective accounts, and any resulting net loss is recognized in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive loss.

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

Leases

We have accounted for our finance and operating leases in accordance with ASC 842, “Leases” which requires the recognition of lease right-of-use (“ROU”) assets and lease liabilities on our consolidated balance sheets for finance and operating leases with initial lease terms of more than 12 months. At inception of a lease, we determine if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease.  Some of our lease arrangements contain lease components (e.g., minimum rent payments) and non-lease components (e.g., services).  For certain equipment leases, we account for lease and non-lease components separately based on a relative fair market value basis.  For all other leases, we account for the lease and non-lease components (e.g., common area maintenance) on a combined basis.

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

Refer to Note 7 for additional disclosures related to our leases.

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

Accounting for Share-Based Compensation

We have various share-based compensation programs which provide for equity awards including stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”).  We calculate the fair value of share-based equity awards on the date of grant and recognize the calculated fair value as compensation expense over the requisite service periods of the related awards.  We estimate the fair value of stock option awards using the Black-Scholes option valuation model.  This valuation model requires the use of highly subjective assumptions and estimates including how long employees will retain their stock options before exercising them and the volatility of our common stock price over the expected life of the equity award. Such estimates, and the basis for our conclusions regarding such estimates, are outlined in detail in Note 15.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. We account for forfeitures of share-based awards as they occur.

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

The number of shares underlying outstanding options, warrants, and convertible notes at December 31, 2022 and 2021 were as follows (in thousands):

	2022	2021
Options outstanding	24,380	23,215
Warrants outstanding	10,346	10,346
Shares underlying convertible notes	32,734	20,157
	67,460	53,718

These potential shares were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

2. LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements as of and for the year ended December 31, 2022 were prepared assuming we will continue as a going concern, which contemplates that we will continue in operation and will be able to realize our assets and settle our liabilities and commitments in the normal course of business for a period of at least one year from the issuance date of these consolidated financial statements.  These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should we be unable to continue as a going concern.

We have incurred significant losses from operations and negative cash flows in every year since inception and have utilized the proceeds from the sales of our equity and equity-linked securities and our contingent funding arrangements with third parties to fund our operations, including our litigation costs.  For the year ended December 31, 2022, we incurred a net loss of approximately $9.8 million and negative cash flows from operations of approximately $3.0 million.  At December 31, 2022, we had an accumulated deficit of approximately $443.2 million. These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year after the issuance date of these consolidated financial statements.

We had cash and cash equivalents of approximately $0.1 million at December 31, 2022.  We received an additional $0.8 million in proceeds from debt and equity financings in January 2023 (see Note 18).  Our remaining capital resources will be used to fund our current obligations and ongoing operating costs; however, these resources will not be sufficient to meet our liquidity needs for the next twelve months and we will be required to seek additional capital.

Our business plan is currently focused solely on our patent enforcement and technology licensing objectives.  The timing and amount of proceeds from our patent enforcement actions are difficult to predict and there can be no assurance we will receive any proceeds from these enforcement actions. Refer to Note 13 for a complete discussion of our patent enforcement proceedings.

Significant portions of our litigation costs to date have been funded by contingent payment arrangements with legal counsel.  Fee discounts offered by legal counsel in exchange for contingent payments upon successful outcome in our litigation are not recognized in expense until such time that the related proceeds on which the contingent fees are payable are considered probable.  Contingent fees vary based on each firm’s specific fee agreement.  We currently have contingent fee arrangements in place for all of our active cases. In addition to our contingent fee agreements with legal counsel, we have secured and unsecured contingent payment obligations to litigation funders that have priority payments due from patent-related proceeds.

In March 2023, we received $25.0 million in proceeds from a patent license and settlement agreement (see Note 18).  These proceeds are expected to be used entirely for the payment of contingent legal fees and expenses and the repayment of principal on our secured contingent payment obligation and therefore our ability to meet our liquidity needs for the twelve months after the issuance date  of these financial statements is dependent upon one or more of (i) our ability to successfully negotiate future licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations; and/or (ii) our ability to raise additional capital from the sale of debt or equity securities or other financing arrangements.  We are currently in discussions with Brickell regarding restructuring of our contingent payment obligation, including additional new capital.  There can be no assurance that a favorable restructuring of our Brickell obligation will be achieved at all, or in a manner that provides significant future benefit to us.

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

3. REVENUE

During the years ended December 31, 2022 and 2021, we recognized $0.93 million and $0.14 million of revenue, respectively, derived from contracts with licensees.  The contracts provide access to specified patented technologies as they exist at a point in time, and we have no obligation to provide any future updates.  The consideration received by us was negotiated as part of a settlement of patent litigation where no prior license agreement existed.  The performance obligations were satisfied upon our dismissal of patent enforcement actions with each licensee which was contingent upon our receipt of the negotiated and agreed-upon lump-sum payments from the licensees.  The contracts included no variable consideration.  All consideration received was recorded to licensing revenue as there were no other material components of the contracts.  No contract assets or liabilities exist as of December 31, 2022.

4. PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2022 and 2021 (in thousands):

	2022	2021
Prepaid services	$202	$523
Prepaid insurance	25	23
Prepaid licenses, software tools and support	15	16
Other prepaid expenses	2	12
	$244	$574

Prepaid services at December 31, 2022 and 2021 include approximately $0.2 million and $0.5 million, respectively, of consulting services paid in shares of stock or warrants to purchase shares of stock in the future.

5. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2022 and 2021 (in thousands):

	2022	2021

Patents and copyrights	$14,319	$14,755
Less accumulated amortization	(12,960)	(12,970)
	$1,359	$1,785

Amortization expense for the years ended December 31, 2022 and 2021 was approximately $0.30 million and $0.35 million, respectively.  For the years ended December 31, 2022 and 2021, we recorded losses on the disposal of intangible assets of approximately $0.1 million and $0.03 million, respectively.

Future estimated amortization expense for intangible assets that have remaining unamortized amounts as of December 31, 2022 is as follows (in thousands):

2023	$256
2024	243
2025	207
2026	140
2027	122
2028 and thereafter	391
Total	$1,359

6. ACCRUED LIABILITIES

Other accrued expenses consisted of the following at December 31, 2022 and 2021 (in thousands):

	2022	2021
Advances	$425	$500
Accrued interest	56	28
Other accrued expenses	5	27
	$486	$555

Advances include amounts received from litigation counsel as advanced reimbursement of out-of-pocket expenses expected to be incurred by us.

7. LEASES

We lease our office and other facilities and certain office equipment under long-term, non-cancelable operating leases.  No new finance or operating leases commenced during the years ended December 31, 2022 or 2021 except with respect to a sublease agreement for our Lake Mary facility in 2021.  The sublease was accounted for as an operating lease and expired in November 2022 in connection with the expiration of our corresponding Lake Mary facility lease.

Lease expense for operating leases is generally recognized on a straight-line basis over the lease term and is included in operating expenses on the consolidated statement of comprehensive loss.  We recognized operating lease costs of $0.04 million for each of the years ended December 31, 2022 and 2021.  Rental income recognized of $0.11 million and $0.05 million for the years ended December 31, 2022 and 2021, respectively, is included in “Interest and other income” in the accompanying consolidated statements of comprehensive loss.

Supplemental Cash Flow Information

The following table summarizes the supplemental cash flow information related to leases (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$193	$181

Cash received for amounts included in the measurement of sublease assets:
Operating cash flows from operating subleases	120	44

Other Information

The table below summarizes other supplemental information related to leases:

	December 31,	December 31,
	2022	2021
Weighted-average remaining lease term (in years):
Operating leases	0.8	0.9
Operating subleases	-	0.9
Weighted average discount rate
Operating leases (1)	16.2%	12.2%

(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

Undiscounted Cash Flows

The future maturities of lease liabilities consist of the following as of December 31, 2022 (in thousands):

Operating Leases
2023	$4
Thereafter	-
Total undiscounted lease payments	4
Less: imputed interest	-
Present value of lease liabilities	4
Less: current portion	(4)
Long-term lease obligations	$-

8. Notes Payable

Note Payable to a Related Party

We have an unsecured promissory note payable of $0.6 million to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party (see Note 16), for outstanding unpaid fees for legal services.  The note, as amended, accrues interest at 4% per annum and provides for monthly payments of principal and interest of $12,500 with a final balloon payment of approximately $0.02 million due at the maturity date of April 30, 2027.  We are currently in compliance with all the terms of the note, as amended.  For each of the years ended December 31, 2022 and 2021, we recognized interest expense of approximately $0.03 million related to this note.

At December 31, 2022, the aggregate maturities of our notes payable are as follows (in thousands):

2023	$139
2024	133
2025	139
2026	144
2027	57
Total	$612

The estimated fair value of our notes payable at December 31, 2022 is approximately $0.47 million based on a risk-adjusted discount rate.

9. Convertible Notes

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

We have the option to prepay the majority of the notes any time following the one-year anniversary of the issuance of the notes, subject to a premium on the outstanding principal prepayment amount of 25% prior to the two-year anniversary of the note issuance date, 20% prior to the three-year anniversary of the note issuance date, 15% prior to the four-year anniversary of the note issuance date, or 10% thereafter.  The notes provide for events of default that include failure to pay principal or interest when due, breach of any of the representations, warranties, covenants, or agreements made by us, events of liquidation or bankruptcy, and a change in control.  In the event of default, the interest rate increases to 12% per annum and the outstanding principal balance of the notes plus all accrued interest due may be declared immediately payable by the holders of a majority of the then outstanding principal balance of the notes.

For the year ended December 31, 2022, a convertible note with a face value of $0.03 million was converted by the holder into 0.3 million shares of our common stock at a conversion price of $0.10. For the year ended December 31, 2021, convertible notes with a face value of $0.97 million were converted by the holders into 3.4 million shares of our common stock at an average conversion price of $0.29. At the holders’ option, subject to ownership limitations, the convertible notes outstanding at December 31, 2022 could be converted into an aggregate of approximately 32.7 million shares of our common stock based on the fixed conversion prices.

For the years ended December 31, 2022 and 2021, we recognized interest expense of approximately $0.30 million and $0.26 million, respectively. We have elected to pay contractual interest in shares of our common stock. For the years ended December 31, 2022 and 2021, we issued approximately 1,203,000 and 272,000 shares of our common stock, respectively, as interest-in-kind payments on our convertible notes.

In 2022 we sold five-year convertible promissory notes for aggregate proceeds of $1.7 million.  The notes have a conversion price of $0.13 per share.  The shares underlying the notes, as well as shares reserved for future in-kind interest payments on the notes, were registered on a registration statement that was declared effective on August 22, 2022 (File No. 333- 266777).  In January 2023, we sold additional five-year convertible promissory notes for aggregate proceeds of $0.7 million (see Note 18).

All of the shares underlying our convertible notes, including shares reserved for future in-kind interest payments on the notes, have been or will be registered for resale.

Convertible notes payable at December 31, 2022 and 2021, consist of the following (in thousands):

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

1 The maturity date may be extended by one-year increments for up to an additional ten years at the holder’s option at a reduced interest rate of 2%.

At December 31, 2022, we estimate our convertible notes have an aggregate fair value of approximately $3.4 million and would be categorized within Level 2 of the fair value hierarchy.

10. Contingent Payment Obligations

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation measured at estimated fair market value for the years ended December 31, 2022 and 2021, respectively (in thousands):

	2022	2021
Secured contingent payment obligation, beginning of year	$37,372	$33,057
Change in fair value	3,336	4,315
Secured contingent payment obligation, end of year	$40,708	$37,372

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to Brickell Key Investments, LP (“Brickell”) under a February 2016 funding agreement, as amended from time to time (the “CPIA”).  To date, we have received aggregate proceeds of $18 million in exchange for Brickell’s right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions.  No proceeds were received from Brickell in 2022 or 2021.  To date, we have repaid an aggregate of $3.3 million under the CPIA from patent license and settlement proceeds.

Brickell is entitled to priority payment of 100% of proceeds received by us, after reimbursement of out-of-pocket expenses and legal contingent fees, from all patent-related actions until such time that Brickell has been paid its remaining principal of approximately $14.7 million.  Thereafter, Brickell is entitled to a significant portion of remaining proceeds from all patent-related actions until such time that Brickell has been repaid its minimum return.  The minimum return is determined as a multiple of the funded amount that increases over time.  The estimated minimum return due to Brickell was approximately $56.9 million and $48.8 million as of December 31, 2022 and 2021, respectively.  In addition, Brickell is entitled to a pro rata portion of proceeds from specified legal actions to the extent aggregate proceeds from those actions exceed the minimum return.

Brickell holds a senior security interest in the majority of our assets until such time as the specified minimum return is paid, in which case, the security interest will be released except with respect to the patents and proceeds related to specific legal actions.  The security interest is enforceable by Brickell in the event that we are in default under the agreement which would occur if (i) we fail, after notice, to pay proceeds to Brickell, (ii) we become insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to us, (iii) our creditors commence actions against us (which are not subsequently discharged) that affect our material assets, (iv) we, without Brickell’s consent, incur indebtedness other than immaterial ordinary course indebtedness, or (v) there is an uncured non-compliance of our obligations or misrepresentations under the agreement.  As of December 31, 2022, we are in compliance with our obligations under this agreement.

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

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair market value, for the years ended December 31, 2022 and 2021, respectively (in thousands):

	2022	2021
Unsecured contingent payment obligations, beginning of period	$5,691	$5,222
Issuance of contingent payment rights	-	412
Change in fair value	(602)	57
Unsecured contingent payment obligations, end of period	$5,089	$5,691

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

The Termination Fee is a result of $1.0 million in advances received under a letter agreement with a third-party funder.  Based on the terms of the letter agreement, if a final funding arrangement was not executed by March 31, 2020, we would be obligated to pay, from future patent-related proceeds, an aggregate termination payment equal to five times the advances received, or approximately $5.0 million.  We did not consummate a funding agreement and accordingly the advances were recorded as an unsecured contingent payment obligation at March 31, 2020, when the Termination Fee obligation was incurred.  As of  December 31, 2022, the estimated fair value of unsecured contingent payment obligations related to the Termination Fee is $2.4 million.

The CPRs represent the estimated fair value of rights provided to accredited investors who purchased shares of our common stock in 2020 and 2021 and the fair value of a right issued to a third-party in connection with a service agreement during the year ended December 31, 2020.  During the year ended December 31, 2021, we received aggregate proceeds of $1.1 million from the sale of common stock with contingent payment rights, of which approximately $0.4 million was allocated to the CPRs.  No sales of common stock with contingent payment rights were completed during the year ended December 31, 2022.  The terms of the CPRs provide that we will pay each investor an allocated portion of our net proceeds from patent-related actions, after taking into account fees and expenses payable to law firms representing us and amounts payable to Brickell.  The investors’ allocated portion of net proceeds will be determined by multiplying the net proceeds recovered by us (up to $10 million) by the quotient of such investors’ subscription amount divided by $10 million, up to an amount equal to each investor’s subscription amount, or an aggregate of $5.8 million.  As of  December 31, 2022, the estimated fair value of our unsecured contingent payment obligations related to the CPRs is $2.7 million.

11. FAIR VALUE MEASUREMENTS

ASC 820, “Fair Value Measurements” establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The three levels of the fair value hierarchy are as follows:

●	Level 1: Quoted prices for identical assets or liabilities in active markets which we can access
●	Level 2: Observable inputs other than those described in Level 1
●	Level 3: Unobservable inputs

The following table summarizes financial assets and financial liabilities carried at fair value and measured on a recurring basis as of December 31, 2022 and 2021, segregated by classification within the fair value hierarchy (in thousands):

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022:
Liabilities:
Secured contingent payment obligation	$40,708	$-	$-	$40,708
Unsecured contingent payment obligations	5,089	-	-	5,089

December 31, 2021:
Liabilities:
Secured contingent payment obligation	37,372	-	-	37,372
Unsecured contingent payment obligations	5,691	-	-	5,691

For the years ended December 31, 2022 and 2021, respectively, we had no transfers of assets or liabilities between the levels of the hierarchy.

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used a risk-adjusted discount rate of 18.41% at  December 31, 2022, based on a risk-free rate of 4.41% as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at  December 31, 2022, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$0.0	$59.6	$88.4	$0.0	$7.5	$10.8
Duration (in years)	1.0	2.2	2.5	1.5	2.3	2.5
Estimated probabilities	5%	17%	35%	5%	18%	35%

We evaluate the estimates and assumptions used in determining the fair value of our contingent payment obligations each reporting period and make any adjustments prospectively based on those evaluations.  Changes in any of these Level 3 inputs could result in a significantly higher or lower fair value measurement.

12. INCOME TAXES AND TAX STATUS

Our net losses before income taxes for the years ended December 31, 2022 and 2021 are from domestic operations as well as losses from our wholly-owned German subsidiary.  We elected to treat our German subsidiary as a disregarded entity for purposes of income taxes and accordingly, the losses from our German subsidiary have been included in our operating results.

No current or deferred tax provision or benefit was recorded in 2022 or 2021 as a result of current losses and fully deferred tax valuation allowances for all periods.  We have recorded a valuation allowance to state our deferred tax assets at their estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for each of the years ended December 31, 2022 and 2021, respectively are as follows (in thousands):

	2022	2021
Tax benefit at statutory rate	$(2,061)	$(2,589)
State tax benefit	(422)	(530)
Increase in valuation allowance	2,416	3,368
Other	67	(249)
	$-	$-

Our deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of our assets and liabilities at December 31, 2022 and 2021 (in thousands):

	2022	2021
Gross deferred tax assets:
Net operating loss carry-forward	$75,470	$78,600
Research and development credit carry-forward	5,356	6,028
Stock compensation	1,127	356
Patents and other	1,482	1,470
Contingent payment obligations	7,033	6,341
Fixed assets	(2)	53
Lease liabilities	1	38
	90,467	92,886
Less valuation allowance	(90,467)	(92,886)
	-	-
Gross deferred tax liabilities:
Convertible debt	-	-
	-	-
Net deferred tax asset	$-	$-

Upon adoption of ASU 2020-06 on January 1, 2021 (see Note 9), the difference between the financial accounting and tax bases, net of tax effect, of unrecognized tax benefit related to the beneficial conversion feature of convertible debt was eliminated.

At December 31, 2022, we had cumulative net operating loss (“NOL”) carry-forwards for income tax purposes of $300.8 million, of which $260.1 million is subject to expiration in varying amounts from 2023 to 2037. At December 31, 2022, we also had research and development tax credit carryforwards of $5.4 million, which expire in varying amounts from 2023 through 2038.

Our ability to benefit from the tax credit carry-forwards could be limited under certain provisions of the Internal Revenue Code if there are ownership changes of more than 50%, as defined by Section 382 of the Internal Revenue Code of 1986 (“Section 382”).  Under Section 382, an ownership change may limit the amount of NOL, capital loss and R&D credit carry-forwards that can be used annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  We conduct a study annually of our ownership changes.  Based on the results of our studies, we have determined that we do not have any ownership changes on or prior to December 31, 2022 which would result in limitations of our NOL, capital loss or R&D credit carry-forwards under Section 382.

Uncertain Tax Positions

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Germany.  We have identified our Federal and Florida tax returns as our only major jurisdictions, as defined.  The periods subject to examination for those returns are the 2003 through 2022 tax years.  The following table provides a reconciliation of our unrecognized tax benefits due to uncertain tax positions for the years ended December 31, 2022 and 2021, respectively (in thousands):

	2022	2021
Unrecognized tax benefits – beginning of year	$653	$927
Reduction as a result of lapse of statute of limitations	(15)	(274)
Unrecognized tax benefits – end of year	$638	$653

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate so long as we maintain a full valuation allowance.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits.  For the years ended December 31, 2022 and 2021, we did not incur any income tax-related interest income, expense or penalties.

13. COMMITMENTS AND CONTINGENCIES

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

ParkerVision v. Qualcomm (Middle District of Florida-Orlando Division) - Appealed to U.S. Court of Appeals for the Federal Circuit

We have appealed certain  March 2022 rulings by the Middle District of Florida in our patent infringement complaint against Qualcomm Incorporated and Qualcomm Atheros, Inc. (collectively “Qualcomm”).  Appellate court briefs have been filed by both parties and we are awaiting a hearing date in this matter.

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

ParkerVision v. Apple and Qualcomm (Middle District of Florida-Jacksonville Division)

In December 2015, we filed a patent infringement complaint in the Middle District of Florida against Apple Inc. (“Apple”), LG Electronics, Inc., LG Electronics U.S.A., Inc., and LG Electronics MobileComm U.S.A., Inc. (collectively “LG”), Samsung Electronics Co. Ltd., Samsung Electronics America, Inc., Samsung Telecommunications America LLC, and Samsung Semiconductor, Inc. (collectively “Samsung”), and Qualcomm alleging infringement of four of our patents.  In February 2016, the district court proceedings were stayed pending resolution of a corresponding case filed at the International Trade Commission (“ITC”).  In July 2016, we entered into a patent license and settlement agreement with Samsung and, as a result, Samsung was dismissed from the district court action.  In March 2017, we filed a motion to terminate the ITC proceedings and a corresponding motion to lift the stay in the district court case.  This motion was granted in May 2017.  In July 2017, we filed a motion to dismiss LG from the district court case and re-filed our claims against LG in the District of New Jersey (see ParkerVision v. LG below).  Also in July 2017, Qualcomm filed a motion to change venue to the Southern District of California, and Apple filed a motion to dismiss for improper venue. In March 2018, the district court ruled against the Qualcomm and Apple motions.  The parties also filed a joint motion in March 2018 to eliminate three of the four patents in the case in order to expedite proceedings leaving our U.S. patent 9,118,528 as the only remaining patent in this case.  A claim construction hearing was held on August 31, 2018. In July 2019, the court issued its claim construction order in which the court adopted our proposed claim construction for two of the six terms and the “plain and ordinary meaning” on the remaining terms.  In addition, the court denied a motion filed by Apple for summary judgment.  Fact discovery has closed in this case and a jury trial was scheduled to begin in August 2020.  In March 2020, as a result of the impact of COVID-19, the parties filed a motion requesting an extension of certain deadlines in the case.  In April 2020, the court stayed this proceeding pending the outcome of the infringement case against Qualcomm in the Orlando Division of the Middle District of Florida, which is currently pending an appeal.

ParkerVision v. LG (District of New Jersey)

In July 2017, we filed a patent infringement complaint in the District of New Jersey against LG for the alleged infringement of four patents previously asserted against LG in the Middle District of Florida (see ParkerVision v. Apple and Qualcomm above).  We elected to dismiss the case in the Middle District of Florida and re-file in New Jersey as a result of a Supreme Court ruling regarding proper venue.  In March 2018, the court stayed this case pending a final decision in ParkerVision v. Apple and Qualcomm in the Middle District of Florida.  As part of this stay, LG has agreed to be bound by the final claim construction decision in that case.

ParkerVision v. Intel (Western District of Texas)

In February 2020, we filed a patent infringement complaint in the Western District of Texas against Intel Corporation (“Intel”) alleging infringement of eight of our patents.  The complaint was amended in May 2020 to add two additional patents. In June 2020, we requested that one of the patents be dropped from this case and filed a second case in the Western District of Texas that included this dismissed patent (see ParkerVision v. Intel II below).  Intel’s response to our complaint was filed in June 2020 denying infringement and claiming invalidity of the patents. Intel also filed a motion to transfer venue which the court denied.  In July 2020 and September 2020, Intel filed petitions for Inter Partes Review ("IPR") against two of the patents in this case and in January 2021, the PTAB instituted proceedings with regard to these two petitions (see Intel v. ParkerVision (PTAB) below).

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

In January 2022, the PTAB issued its ruling on the IPRs (see Intel v. ParkerVision (PTAB) below).  In February 2022, the parties filed a joint motion with respect to both Intel cases whereby the first case would be narrowed to six total patents asserted against Intel cellular products.  These same six patents would be also asserted in the second Intel case, along with one additional patent from the second case, against Intel WiFi and Bluetooth products.  As a result of the restructuring of the two cases, the trial date was moved to October 2022.  In March 2022, due to discovery delays, the court agreed to move the trial commencement date to December 5, 2022.  In March 2022, Intel filed a motion requesting further claim construction which we opposed, and the court denied.  In May 2022, we filed a motion to amend our complaint to add willful infringement based on information obtained during discovery.  The court granted this motion in June 2022 and we filed an amended complaint.  As a result of additional discovery allowed by the court, the trial date was rescheduled from December 5, 2022 to February 6, 2023.

Beginning in November 2022, the parties filed a number of pre-trial motions.  The court held hearings on these pre-trial motions in January 2023.  The court issued its written orders with regard to these motions immediately prior to the February 6, 2023 trial start date.  As a result of the court's pre-trial rulings, the potential damages in the case decreased significantly.  On February 7, 2023, the parties resolved their outstanding dispute and we have dismissed all pending actions against Intel (see Note 18).

ParkerVision v. Intel II (Western District of Texas)

In  June 2020, to reduce the number of claims in ParkerVision v. Intel, we filed a second patent infringement complaint in the Western District of Texas against Intel that included a single patent that we voluntarily dismissed from the original case.  In July 2020, we amended our complaint adding two more patents to the case.  Intel responded to the complaint denying infringement and claiming invalidity of the patents.  In January 2021, Intel filed a petition for IPR against one of the patents in this case and in July 2021, the PTAB instituted proceedings with regard to this petition (see Intel v. ParkerVision (PTAB) below).  We filed an amended complaint in 2021 adding Intel WiFi and Bluetooth products to the case.  Two claim construction hearings were held in June 2021 and July 2021 and the court’s claim construction ruling was largely decided in our favor.  The case was scheduled for trial in October 2022.  In February 2022, the parties filed a joint motion which provided that the Intel II case would assert the same six patents from the first Intel case, provided none of the patents were invalidated in the first case, as well as one additional patent, depending on the outcome of the pending IPR proceeding.  On February 7, 2023, the parties resolved their outstanding dispute and we have dismissed all pending actions against Intel (see Note 18).

Intel v. ParkerVision (PTAB)

Intel filed IPR petitions against U.S. patent 7,539,474 (“the ‘474 Patent”) and U.S. patent 7,110,444 ("the ‘444 Patent") which were both asserted in ParkerVision v. Intel.  Intel also filed a petition for IPR against U.S. patent 8,190,108 (“the ‘108 patent”) which is asserted in ParkerVision v. Intel II.  In January 2021, the PTAB issued its decision to institute IPR proceedings for the ‘444 Patent and the ‘474 Patent.  An oral hearing was held on November 1, 2021 and final decisions from the PTAB on the ‘474 Patent and the ‘444 Patent were issued in January 2022. The PTAB ruled against us with respect to the single challenged claim of the ‘444 Patent and ruled in our favor with respect to the seven challenged claims of the ‘474 Patent.  The ‘444 Patent has subsequently been excluded from the narrowed claims asserted in ParkerVision v. Intel.  In July 2022, we appealed the PTAB decision on the '444 Patent to the Federal Circuit.

In July 2021, the PTAB issued its decision to institute IPR proceedings for the ‘108 Patent.  We filed our response to this petition in October 2021 and an oral hearing was scheduled for April 2022.  A final decision from the PTAB was issued in June 2022 in which the PTAB ruled against us with respect to all of the challenged claims of the '108 Patent.  We filed a notice of appeal with the Federal Circuit with respect to this IPR decision.  Following the parties' resolution of outstanding disputes (see ParkerVision v. Intel above), Intel withdrew as a party to these appeals.

Additional Patent Infringement Cases – Western District of Texas

ParkerVision filed a number of additional patent cases in the Western District of Texas in 2020 including cases against (i) TCL Industries Holdings Co., Ltd, a Chinese company, TCL Electronics Holdings Ltd., Shenzhen TCL New Technology Co., Ltd, TCL King Electrical Appliances (Huizhou) Co., Ltd., TCL Moka Int’l Ltd. and TCL Moka Manufacturing S.A. DE C.V. (collectively “TCL”), (ii) Hisense Co., Ltd. and Hisense Visual Technology Co., Ltd (collectively “Hisense”), a Chinese company, (iii) Buffalo Inc., a Japanese company (“Buffalo”) and (iv) Zyxel Communications Corporation, a Chinese multinational electronics company headquartered in Taiwan, (“Zyxel”).  Each case alleged infringement of the same ten patents by products that incorporate modules containing certain WiFi semiconductors manufactured by Realtek and/or MediaTek.  In May 2021, a case alleging infringement of the same ten patents was filed against LG Electronics, a South Korean company ("LGE").  Each of the defendants have filed responses denying infringement and claiming invalidity of the patents, among other defenses.  A second case was filed against Hisense in June 2021 alleging infringement of two additional patents and a second case was filed against TCL in November 2022 alleging infringement of the same two additional patents.  In November 2022, patent infringement actions were also filed against Taiwanese companies, Realtek Semiconductor Corp. ("Realtek") and MediaTek Inc. and MediaTek USA Inc. (collectively, "MediaTek") for infringement of four U.S. patents that are included in the other Texas cases.

We dismissed the actions against Buffalo and Zyxel in 2021 following satisfaction of the parties' obligations under patent license and settlement agreements.  In November 2022, we dismissed the two cases against Hisense following satisfaction of the parties' obligations under a patent license and settlement agreement.

The court has issued claim construction recommendations for the TCL and LGE cases, in which nearly all of the claim terms were decided in our favor.  In November 2022, the PTAB issued its written decision in two IPRs asserted by TCL and LGE against two of the patents asserted against them (see TCL, et. al. v. ParkerVision (PTAB) below).  The PTAB ruled that the challenged claims of both patents were unpatentable.  We intend to appeal this decision.

In January 2023, the cases against TCL were stayed pending final resolution of the Realtek case that was filed in November 2022.  In addition, in February 2023, the case against LGE was stayed pending final resolution of the cases against Realtek and MediaTek and the outstanding IPR actions to which LGE is a party.

TCL, et. al. v. ParkerVision (PTAB)
In May 2021, TCL, along with Hisense, filed IPR petitions against U.S. patent 7,292,835 (“the ‘835 Patent”) and the ‘444 Patent, both of which are asserted in the infringement cases against these parties in the Western District of Texas.  In November 2021, the PTAB issued its decision to implement IPR proceedings for these two patents.  In December 2021, LGE filed nearly identical petitions against the same two patents along with a joinder motion requesting to join the existing petitions filed by TCL and Hisense.  In April 2022, the PTAB granted LGE's joinder motion.  Oral hearings for these IPRs were held in September 2022.  As part of a patent license and settlement agreement entered into with Hisense in November 2022, Hisense withdrew its participation in these IPR proceedings.  In November 2022, the PTAB issued its written decision ruling that the challenged claims for both patents were unpatentable.  We intend to appeal this decision.

14. STOCK AUTHORIZATION AND ISSUANCE

Preferred Stock

We have 15 million shares of preferred stock authorized for issuance at the direction of our board of directors (the “Board”).  On November 17, 2005, our Board designated 0.1 million shares of authorized preferred stock as the Series E Preferred Stock in conjunction with its adoption of a Shareholder Protection Rights Agreement.  As of December 31, 2022, we had no outstanding preferred stock.

Common Stock

We have 175 million shares of common stock authorized for issuance as of December 31, 2022.  Our shareholders approved amendments to our articles of incorporation in September 2021 increasing the number of our authorized shares of common stock from 140 million to 150 million shares and in September 2022 increasing the number of our authorized shares of common stock from 150 million to 175 million shares.

As of December 31, 2022, we have 34.7 million shares reserved for issuance under outstanding warrants and options and 32.7 million shares reserved for issuance upon conversion of our outstanding convertible notes.  In addition, we have 0.36 million shares reserved for future issuance under equity compensation plans and 2.0 million shares reserved for future issuance upon payment of interest in-kind on our convertible notes.

Stock and Warrant Issuances – Equity Based Financings

The following table presents a summary of completed equity-based financing transactions for the years ended December 31, 2021 and 2022 (in thousands, except for per share amounts):

Date	Transaction	# of Common Shares/ Units Sold	Average Price per Share/ Unit	# of Warrants Issued (in 000’s)	Average Exercise Price per Warrant	Net Proceeds (1)
January 2021	Private placement of common stock with CPRs	2,976	$0.35	-	-	$1,040
March 2021	Private placement of common stock with warrants	3,231	$1.29	1,619	$1.75	$4,156
December 2021	Private placement of common stock with warrants	1,053	$0.95	526	$1.00	$1,000
November 2022	Private placement of common stock	1,000	$0.20	-	-	$200
December 2022	Private placement of common stock	1,000	$0.20	-	-	$200

(1)	After deduction of applicable offering costs. Net proceeds are inclusive of the value of the CPRs that are classified as long-term debt (see Note 10).

Private Placements

In January 2021, we entered into securities purchase agreements with accredited investors for the sale of an aggregate of 2,976,430 shares of our common stock at a price of $0.35 per share for aggregate proceeds of $1.0 million. The securities purchase agreements include contingent payment rights. Approximately $0.4 million of the proceeds were allocated to unsecured contingent payment obligations based on the initial fair value estimate of the CPRs (see “Unsecured Contingent Payment Obligations” in Note 10). The shares were registered for resale on a registration statement that was declared effective on April 26, 2021 (File No. 333-255217).

In March 2021, we entered into securities purchase agreements with accredited investors for the sale of 3,230,942 shares of our common stock and 1,619,289 warrants at a price of $1.29 per common share for aggregate proceeds of approximately $4.2 million. The warrants have an exercise price of $1.75 per share and expire in March 2026. The shares, including the shares underlying the warrants, were registered for resale on a registration statement that was declared effective on April 26, 2021 (File No. 333-255217). We used $3.0 million of the proceeds from this transaction to satisfy outstanding obligations for patent enforcement legal fees and expenses.

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

In November and December 2022, we entered into securities purchase agreements with accredited investors for the sale of 2,000,000 shares of our common stock at a price of $0.20 per share for aggregate proceeds of $0.4 million.  We also entered into a registration rights agreement with the investors pursuant to which we will register the shares underlying the notes.  We have committed to file the registration statement by April 7, 2023 and to cause the registration statement to become effective by April 30, 2023 (or in the event of a review by the Securities and Exchange Commission, by June 30, 2023).  The registration rights agreements provide for liquidated damages upon the occurrence of certain events including failure by us to file the registration statement or cause it to become effective by the deadlines set forth above.  The amount of the liquidated damages is 1.0% of the aggregate subscription upon the occurrence of the event, and monthly thereafter, up to a maximum of 6%, or approximately $0.02 million.

Stock and Warrant Issuances – Payment for Services

In October 2022, we entered into an agreement with Tailwinds Research Group LLC (“Tailwinds”) to provide continuing digital marketing services to us through December 2024.  As consideration for services to be provided under the term of the agreement, we extended the expiration date for warrants previously issued to Tailwinds in 2020 under a prior services agreement.  The warrants allow for the purchase of up to 200,000 shares of our common stock at an exercise price of $1.00 per share and the expiration date was extended from March 2023 to March 2026.  The fair value of the modification of the warrants was valued at approximately $0.02 million using the Black-Scholes method and will be recognized as expense over the term of the new agreement.

On May 22, 2020, we entered into an agreement with Intro-Act to provide research and shareholder relations services.  As consideration for services under the agreement, we issued 50,000 shares of unregistered common stock on each of July 14, 2020, October 30, 2020, January 12, 2021 and April 6, 2021 with an aggregate value of approximately $0.05 million for the year ended  December 31, 2021 and $0.1 million for the year ended December 31, 2022.  In June 2021, we extended our agreement with Intro-Act and issued 100,000 shares of unregistered common stock valued at approximately $0.12 million as consideration for services to be provided over the twelve-month extended term of the agreement.  In August 2022, we again extended our agreement with Intro-Act and issued 150,000 shares of unregistered common stock valued at approximately $0.03 million as consideration for services to be provided over the six-month extended term of the agreement.  The value of the shares was recognized as consulting expense over the term of the agreements.  We are not obligated to register the shares for resale.

On October 30, 2020, we entered into a consulting services agreement with a third-party to provide shareholder relations services.  As consideration for services provided under the twelve-month term of the agreement, we issued 70,000 shares of unregistered common stock for a non-refundable retainer for services valued at approximately $0.02 million.  The agreement included a CPR to receive up to $0.02 million from patent-related proceeds. The CPR was recorded as debt at its estimated fair value of approximately $0.1 million (see “Unsecured Contingent Payment Obligations” in Note 10).  In April 2021, we amended the consulting services agreement and extended the term through December 31, 2021.  We issued 35,000 shares of our unregistered common stock valued at approximately $0.04 million as compensation over the remaining term of the agreement.  The value of the shares issued was recognized as consulting expense over the term of the agreement.

On November 22, 2022, we entered into an agreement with a third party to provide consulting services.  As consideration for services provided under the twelve-month term of the agreement, we issued non-plan options to purchase 200,000 shares of unregistered common stock at an exercise price of $0.21 per share valued at approximately $0.03 million.  The options vest in four equal three-month increments beginning November 22, 2022 and will expire three years from the date of the grant.  The value of the stock issued will be recognized as a consulting expense over the term of the agreement.  We have agreed to register the shares underlying the option.

In addition, from time to time, we issue restricted stock awards under our approved equity plans to third party consultants as share-based compensation.  During the year ended December 31, 2021, we issued 217,143 RSAs valued at $0.3 million under our 2019 long-term incentive equity plan to non-employees as compensation under consulting agreements (see Note 15).

Common Stock Warrants

We had outstanding warrants for the purchase of up to 10.3 million shares of our common stock as of December 31, 2022 and 2021.  The estimated grant date fair value of these warrants of $3.2 million and is included in shareholders’ deficit in our consolidated balance sheets.  As of December 31, 2022, our outstanding warrants have an average exercise price of $0.75 per share and a weighted average remaining life of approximately 2.1 years.

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

The rights initially are not exercisable and trade with the common stock of ParkerVision. In the future, the rights may become exchangeable for shares of Series E Preferred Stock with various provisions that may discourage a takeover bid. Additionally, the rights have what are known as “flip-in” and “flip-over” provisions that could make any acquisition of us more costly to the potential acquirer. The rights may separate from the common stock following the acquisition of 15% or more of the outstanding shares of common stock by an acquiring person. Upon separation, the holder of the rights may exercise their right at an exercise price of $8.54 per right (the “Exercise Price”), subject to adjustment and payable in cash. Upon payment of the Exercise Price, the holder of the right will receive from us that number of shares of common stock having an aggregate market price equal to twice the Exercise Price, as adjusted. The Rights Agreement also has a flip over provision allowing the holder to purchase that number of shares of common/voting equity of a successor entity, if we are not the surviving corporation in a business combination, at an aggregate market price equal to twice the Exercise Price. We have the right to substitute for any of our shares of common stock that we are obligated to issue, shares of Series E Preferred Stock at a ratio of one ten-thousandth of a share of Series E Preferred Stock for each share of common stock. The Series E Preferred Stock, if and when issued, will have quarterly cumulative dividend rights payable when and as declared by the Board, liquidation, dissolution and winding up preferences, voting rights and will rank junior to other securities of ParkerVision unless otherwise determined by the Board. The rights may be redeemed upon approval of the Board at a redemption price of $0.01.  As of December 31, 2022, there are no Series E preferred shares outstanding.

15. SHARE-BASED COMPENSATION

For the years ended December 31, 2022 and 2021 we recognized share-based compensation expense of approximately $3.1 million and $3.3 million, respectively.  Share-based compensation is included in selling, general, and administrative expenses in our consolidated statements of comprehensive loss.  From time to time, we issue fully vested share-based compensation awards to third parties as prepaid retainers for services over a specified period.  The cost of these awards is recorded as a prepaid asset and expensed to selling, general and administrative expense over the service period (see Note 4).

As of December 31, 2022, there was $0.2 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

Stock Incentive Plans

2019 Long-Term Incentive Equity Plan

We adopted a long-term incentive equity plan in August 2019 that, as amended in January 2021, provides for the grant of stock-based awards to employees, officers, directors, and consultants, not to exceed 27.0 million shares of common stock (the “2019 Plan”).  The 2019 Plan provides for benefits in the form of nonqualified stock options, stock appreciation rights, restricted stock awards, and other stock-based awards.  Forfeited and expired options under the 2019 Plan become available for reissuance.  The plan provides that non-employee directors may not be granted awards during any calendar year that exceed the lesser of 1.0 million shares or $175,000 in value, calculated based on grant-date fair value.  At December 31, 2022, 281,467 shares of common stock were available for future grants under the 2019 Plan.  The 2019 Plan was amended in January 2023 (see Note 18).

2011 Long-Term Incentive Equity Plan

We adopted a long-term incentive equity plan in September 2011 that, as amended in 2014, 2016 and 2017, provides for the grant of stock-based awards to employees, officers, directors and consultants, not to exceed 3.0 million shares of common stock (the “2011 Plan”).  The 2011 Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and other stock-based awards.  Forfeited and expired options under the 2011 Plan become available for reissuance.  The plan provides that no participant may be granted awards in excess of 150,000 shares in any calendar year.  At December 31, 2022, 61,302 shares of common stock were available for future grants under the 2011 Plan. In January 2023, we ceased any future grants under the 2011 Plan.

2008 Equity Incentive Plan

We adopted an equity incentive plan in August 2008 (the “2008 Plan”). The 2008 Plan provides for the grant of stock-based awards to employees (excluding named executives), directors and consultants, not to exceed 50,000 shares of common stock. The 2008 Plan provides for benefits in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, and other stock-based awards. Forfeited and expired options under the 2008 Plan become available for reissuance. The plan provides that no participant may be granted awards in excess of 5,000 shares in any calendar year.  At December 31, 2022, 20,473 shares of common stock were available for future grants under the 2008 Plan.  In January 2023, the 2008 Plan was terminated.

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

RSAs and RSUs

The following table presents a summary of RSA and RSU activity under the 2008, 2011, and 2019 Plans (collectively, the “Stock Plans”) as of December 31, 2022 (shares in thousands):

	Non-vested Shares
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of year	-
Granted	166	0.18
Vested	(166)	0.18
Forfeited	-	-
Non-vested at end of year	-	$-

The total fair value of RSAs and RSUs vested under the Stock Plans for the years ended  December 31, 2022 and 2021 was approximately $0.03 million and $0.6 million, respectively.

Stock Options

Stock options are issued as incentive compensation to executives, employees, consultants and non-employee directors.  Stock options are generally granted with exercise prices at or above fair market value of the underlying shares at the date of grant.  Fair market value of the underlying shares is determined based on observable market prices at the date of the grant.  The fair value of options granted is estimated using the Black-Scholes option pricing model.  Generally, fair value is determined as of the grant date.  Options for employees, including executives and non-employee directors, are generally granted under the Stock Plans.

The following table presents a summary of option activity under the Stock Plans for the year ended December 31, 2022 (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	23,215	$0.42
Granted	1,450	0.19
Exercised	(485)	0.17
Forfeited/Expired	-	-
Outstanding at end of year	24,180	0.41	3.6	$542
Vested at end of year	22,943	$0.42	3.3	$489

The weighted average per share fair value of options granted during the years ended December 31, 2022 and 2021 was $0.17 and $0.46, respectively.  The total fair value of option shares vested was $3.0 million and $3.4 million for the year ended December 31, 2022 and 2021, respectively.

The fair value of option grants under the Stock Plans for the years ended December 31, 2022 and 2021, respectively, was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2022	2021
Expected option term (in years) [1]	5	4
Expected volatility factor [2]	143.9 - 155.9%	141.1%
Risk-free interest rate [3]	3.05 - 4.09%	0.36%
Expected annual dividend yield	0%	0%

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

Options by Price Range

The options outstanding at December 31, 2022 under the Stock Plans have exercise price ranges, weighted average contractual lives, and weighted average exercise prices as follows (weighted average lives in years and shares in thousands):

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding at December 31, 2022	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable at December 31, 2022	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
$0.171 - $0.33	10,254	$0.18	4.5	9,017	$0.18	3.7
$0.50 - $0.75	13,553	0.54	3.0	13,553	0.54	3.0
$1.98 - $2.97	373	2.02	1.5	373	2.02	1.5
	24,180	$0.41	3.6	22,943	$0.42	3.3

We issue new shares of our common stock upon exercise of options or vesting of RSUs or RSAs under the Stock Plans.  The shares underlying the Stock Plans are registered.  Cash received from option exercises for the years ended December 31, 2022 and 2021, was $0.1 million and $0.3. million, respectively.

16. RELATED PARTY TRANSACTIONS

We paid approximately $0.01 million and $0.1 million in 2022 and 2021, respectively, for patent-related legal services to SKGF, of which Robert Sterne, one of our directors since September 2006, is a partner.  In addition, we paid approximately $0.1 million in both 2022 and 2021 for principal and interest on the SKGF Note (see Note 8).  The SKGF Note has an outstanding balance, including accrued interest, of approximately $0.6 million at December 31, 2022.

In May 2022, we sold an aggregate of $0.1 million in promissory notes, convertible into shares of our common stock at a fixed conversion price of $0.13 to Paul Rosenbaum, one of our directors since December 2016.  As of December 31, 2022, Mr. Rosenbaum holds $0.2 million of our convertible promissory notes convertible into 1.02 million shares of common stock.

In August 2022, we sold an aggregate of $0.03 million in promissory notes, convertible into approximately 0.2 million shares of our common stock at a fixed conversion price of $0.13 to Sanford Litvack, who became an independent director in October 2022. In January 2023, Mr. Litvack purchased 62,500 shares of our common stock at $0.16 per share in a private placement transaction (see Note 18).

17. CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to a concentration of credit risk principally consist of cash and cash equivalents. Cash and cash equivalents are primarily held in bank accounts and overnight investments. At times our cash balances on deposit with banks may exceed the balance insured by the F.D.I.C.

18. SUBSEQUENT EVENTS

In February 2023, we entered into a confidential patent license and settlement agreement and in March 2023, we received a payment of $25 million with respect thereto.

In February 2023, we dismissed our two patent enforcement actions against Intel Corporation (see Note 13).

In January 2023, we received aggregate proceeds of approximately $0.7 million from the sale of convertible notes to accredited investors.  The notes mature five years from the date of issuance and are convertible, at the holders' option, into shares of our common stock at a fixed conversion price of $0.16 per share, except that the maturity date of $0.5 million of the notes may be extended for up to ten (10) one-year periods at the option of the holder.  The notes bear interest at a stated rate of 9% per annum.  Interest is payable quarterly, and we may elect, subject to certain equity conditions, to pay interest in cash, shares of our common stock, or a combination thereof.  In January 2023, we received aggregate proceeds of approximately $0.14 million from the sale of common stock to accredited investors at a price of $0.16 per share.  We entered into registration rights agreements with the investors pursuant to which we will register the shares.  We have committed to file the registration statement by April 7, 2023 and to cause the registration statement to become effective by April 30, 2023 (or in the event of a review by the Securities and Exchange Commission, by June 30, 2023).  The registration rights agreements provide for liquidated damages upon the occurrence of certain events including failure by us to file the registration statement or cause it to become effective by the deadlines set forth above.  The amount of the liquidated damages is 1.0% of the aggregate subscription upon the occurrence of the event, and monthly thereafter, up to a maximum of 6%, or approximately $0.05 million.

On January 16, 2023, the Board amended the 2019 Long-Term Incentive Plan to increase the number of shares of common stock reserved for issuance under the 2019 Plan from 27 million shares to 30 million shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, “disclosure controls and procedures” are controls and other procedures that are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.  Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevents Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our Board is divided into three classes with only one class of directors typically being elected in each year and each class serving a three-year term.  In October 2022, our Board approved an increase in the size of our Board from four to five members.  Effective the same date, the Board appointed Mr. Sanford M. Litvack to fill the newly created vacancy.  Mr. Litvack will be included in director nominees for approval by a vote of our shareholders at our 2023 annual meeting.  Our current directors, including their backgrounds and qualifications are as follows:

Name	Age	Position with the Company
Sanford M. Litvack	86	Class I Director, Audit Committee Member
Jeffrey L. Parker	66	Class I Director, Chairman of the Board and Chief Executive Officer
Frank N. Newman	80	Class II Director, Audit Committee Member
Paul A. Rosenbaum	80	Class III Director, Audit Committee Chair
Robert G. Sterne	71	Class III Director

Sanford M. Litvack

Sanford Litvack has been a director of ours and a member of our audit committee since October 2022.  Mr. Litvack has been a partner with Chaffetz Lindsey LLP since 2019 and served as partner at various other law firms from 2001 to 2019.  Mr. Litvack served as Assistant Attorney General in charge of the Antitrust Division of the Department of Justice and was selected by President George W. Bush to serve as a member of the Antitrust Modernization Commission.  Mr. Litvack spent a decade at the Walt Disney Company from 1991 to 2001, holding various roles from general counsel to chief of corporate operations and vice chairman of the board of directors.  He is also a former director of Hewlett Packard.  Mr. Litvack has served on the board of directors for L Catterton Asia Acquisition Corp., a special purpose acquisition company, since August 2022.  Mr. Litvack brings substantial knowledge of corporate and legal matters including a broad corporate litigation background, handling a wide array of complex matters, including patent and intellectual property issues.

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

Frank N. Newman

Frank Newman has been a director of ours since December 2016 and a member of our audit committee since April 2020.  Mr. Newman has been the chief executive officer and co-founder of PathGuard, Inc. (or its predecessors), a company offering hardware-based cybersecurity, since 2015.  From 2011 until December 2018, Mr. Newman served as chairman of Promontory Financial Group China Ltd., an advisory group for financial institutions and corporations in China. From 2005 to 2010, he served as chairman and chief executive officer of Shenzhen Development Bank, a national bank in China.  Prior to 2005, Mr. Newman served as chairman, president, and chief executive officer of Bankers Trust and chief financial officer of Bank of America and Wells Fargo Bank.  Mr. Newman served as Deputy Secretary of the U.S. Treasury from 1994 to 1995 and as Under Secretary of Domestic Finance from 1993 to 1994.  He has authored two books and several articles on economic matters, published in the U.S., mainland China, and Hong Kong.  Mr. Newman has served as director of Aspirational Consumer Lifestyle Corp (NYSE: ASPL), a special purpose acquisition company, since September 2020 and as director of L Catterton Asia Acquisition Copr., another special purpose acquisition company, since March 2021.  He also serves as audit committee chair and a member of the compensation committee and nominating and corporate governance committees for ASPL.  Mr. Newman has previously served as a director for major public companies in the U.S., United Kingdom, and China, and as a member of the Board of Trustees of Carnegie Hall.  He earned his BA, magna cum laude, in economics at Harvard.  Mr. Newman brings a substantial knowledge of international banking and business relationships to the Board.  His financial background adds an important expertise to the Board with regard to financing future business opportunities.

Paul A. Rosenbaum

Paul A. Rosenbaum has been a director of ours since December 2016 and a member of our audit committee since September 2018.  Mr. Rosenbaum has extensive experience as a director and executive officer for both public and private companies in a number of industries.  Since 1994, Mr. Rosenbaum has served as chief executive of SWR Corporation, a privately-held corporation that designs, sells, and markets specialty industrial chemicals.  In September 2017, Mr. Rosenbaum was appointed to the Board of Commissioners for the Oregon Liquor Control Commission and has served as chairman since March 2018. Since 2009, Mr. Rosenbaum has been a member of the Providence St. Vincent Medical Foundation Council of Trustees, and previously served as president of the Council.  In addition, from September 2000 until June 2009, Mr. Rosenbaum served as chairman and chief executive officer of Rentrak Corporation (“Rentrak”), a Nasdaq publicly traded company that provides transactional media measurement and analytical services to the entertainment and media industry.  From June 2009 until July 2011, Mr. Rosenbaum served in a non-executive capacity as chairman of Rentrak. From 2007 until 2016, Mr. Rosenbaum served on the Board of Commissioners for the Port of Portland, including as vice chairman from 2012 to 2016.  Mr. Rosenbaum was chief partner in the Rosenbaum Law Center from 1978 to 2000 and served in the Michigan Legislature from 1972 to 1978, during which time he chaired the Michigan House Judiciary Committee, was legal counsel to the Speaker of the House of the state of Michigan and wrote and sponsored the Michigan Administrative Procedures Act.  Additionally, Mr. Rosenbaum served on the National Conference of Commissioners on Uniform State Laws, as vice chairman of the Criminal Justice and Consumer Affairs Committee of the National Conference of State Legislatures, and on a committee of the Michigan Supreme Court responsible for reviewing local court rules.  Among other qualifications, Mr. Rosenbaum has extensive experience as a director and executive officer of a publicly held corporation and has relevant insights into operations and our litigation strategies.

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

Information About Our Executive Officers

Our current executive officers are as follows:

Name	Age	Position with the Company
Jeffrey Parker	66	Chairman of the Board and Chief Executive Officer (“CEO”)
Cynthia French	56	Chief Financial Officer and Corporate Secretary (“CFO”)

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms and written representations received by the Company from certain reporting persons, we believe that during the year ended December 31, 2022 all Section 16(a) filing requirements were complied with in a timely manner.

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

Audit Committee and Financial Expert

Our audit committee is chaired by Mr. Rosenbaum and Messrs. Litvack and Newman serve as members of the audit committee.  Our audit committee is governed by a Board-approved charter which, among other things, establishes the audit committee’s membership requirements and its powers and responsibilities.  Our Board has determined that Messrs. Litvack, Newman, and Rosenbaum are audit committee financial experts within the meaning of the rules and regulations of the SEC.

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the total compensation of each of our “named executive officers” as defined in Item 402(m) of Regulation S-K (the “Executives”) for the fiscal years ended December 31, 2022 and 2021.  Given the complexity of disclosure requirements concerning executive compensation, and in particular with respect to the standards of financial accounting and reporting related to equity compensation, there is a difference between the compensation that is reported in this table versus that which is actually paid to and received by the Executives.  The amounts in the Summary Compensation Table that reflect the full grant date fair value of an equity award, do not necessarily correspond to the actual value that has been realized or will be realized in the future with respect to these awards.

(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other ($)		Total ($)
Jeffrey Parker, CEO	2022	$260,000	$-	$-	$-	$24,000	[2]	$284,000
	2021	260,000	-	-	3,640,000	24,000	[2]	3,924,000
Cynthia French, CFO	2022	180,000	20,000	30,000	-	-		230,000
	2021	180,000	-	-	455,000	-		635,000

1.	The amounts represented in columns (e) and (f) represent the full grant date fair value of equity awards in accordance with ASC 718. Refer to Note 15 to the consolidated financial statements for the year ended December 31, 2022 included in Item 8 for the assumptions made in the valuation of equity awards.
2.	Represents an automobile allowance in the amount of $24,000, paid biweekly.

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

In July 2022, the Board approved a performance bonus for Ms. French that included $20,000 cash and 166,390 immediately vested shares of our common stock in consideration for the substantial savings in outside professional fees Ms. French has enabled by bringing significant activities in-house.

We do not have employment agreements with any of our Executives.  We have non-compete arrangements in place with all of our employees, including our Executives, that impose post-termination restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company, and (iii) soliciting or accepting business from our customers.  We also have a tax-qualified defined contribution 401(k) plan for all of our employees, including our Executives.  We did not make any employer contributions to the 401(k) plan in 2022 or 2021.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information concerning the outstanding equity awards, including unexercised options, unvested stock and equity incentive awards, as of December 31, 2022 for each of our Executives:

	Option Awards
	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date
Name	(a)		(b)	(c)	(d)
Jeffrey Parker	20,000	1	-	1.98	8/15/2024
	2,660,000	2, 5	-	0.17	8/7/2026
	8,000,000	3	-	0.54	1/11/2026
Cynthia French	20,000	1	-	1.98	8/15/2024
	870,550	2	-	0.17	8/7/2026
	150,000	4	-	0.33	2/9/2027
	1,000,000	3	-	0.54	1/11/2026

[1]	Options vested over four equal quarterly periods from August 31, 2017 to May 31, 2018.
[2]	Options vested over eight equal quarterly periods from September 1, 2019 to June 1, 2021.
[3]	Options vested over eight equal quarterly periods from March 31, 2021 to December 31, 2022.
[4]	Options vested 50% on grant date and the remaining 50% over four equal quarterly periods from May 9, 2020 to May 9, 2021.
[5]	Number of securities underlying exercisable options is net of 3.3 million share options gifted for no consideration by Mr. Parker in January 2021.

Director Compensation

Since September 2018, the Board compensation program has consisted exclusively of equity-based compensation, generally awarded annually, in the form of nonqualified stock options, RSUs, or a combination thereof.  Unvested director equity compensation awards are forfeited if the director resigns or is removed from the Board for cause prior to the vesting date. Nonqualified stock options generally expire five to seven years from grant date.

In January 2021, each of our non-employee directors was awarded 380,000 nonqualified stock options at an exercise price of $0.54 per share. These options vest over eight equal quarterly increments commencing March 31, 2021 and expiring on January 11, 2026.

In July 2022, each of our non-employee directors was awarded 250,000 nonqualified stock options and each of our audit committee members was awarded an additional 50,000 nonqualified stock options at an exercise price of $0.18 per share.  These options vest over four equal quarterly increments commencing October 7, 2022 and expiring on July 7, 2029.

In October 2022, upon being appointed to the Board, Mr. Litvack was awarded 600,000 nonqualified stock options at an exercise price of $0.195 per share.  These options vest over eight quarterly increments commencing January 27, 2023 and expiring October 27, 2027.

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

The following table summarizes the compensation of our non-employee directors for the year ended December 31, 2022.

Name	Stock Awards($)	Option Awards($) 1	Total ($)
(a)	(b)	(c)	(d)
Frank Newman [2]	$-	$48,694	$48,694
Paul Rosenbaum [3]	-	48,694	48,694
Robert Sterne [4]	-	40,578	40,578
Sanford Litvack [5]	-	108,413	108,413

1.

The amounts represented in columns (b) and (c) represent the full grant date fair value of share-based awards in accordance with ASC 718.  Refer to Note 15 of the consolidated financial statements included in Item 8 for the assumptions made in the valuation of stock awards.

2.	At December 31, 2022, Mr. Newman has an aggregate of 1,655,000 nonqualified stock options outstanding, of which 1,430,000 are exercisable.
3.	At December 31, 2022, Mr. Rosenbaum has an aggregate of 1,805,000 nonqualified stock options outstanding, of which 1,580,000 are exercisable.
4.	At December 31, 2022, Mr. Sterne has 1,901,735 nonqualified stock options outstanding, of which 1,714,235 are exercisable.
5.	At December 31, 2022, Mr. Litvack has 600,000 nonqualified stock options outstanding, none of which are exercisable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table gives information as of December 31, 2022 about shares of our common stock authorized for issuance under all of our equity compensation plans (in thousands, except for per share amounts):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders 1,3	1,204	$0.94	82
Equity compensation plans not approved by security holders 2,3	23,176	0.38	281
Total	24,380		363

1.	Includes the 2008 and 2011 Plans.
2.	Includes the 2019 Plan. Number of securities to be issued upon exercise of outstanding options, warrants and rights includes Non-Plan awards.
3.	The types of awards that may be issued under each of these plans is discussed more fully in Note 15 to our consolidated financial statements included in Item 8.

Security Ownership of Certain Beneficial Holders

The following table sets forth certain information as of March 24, 2023 with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group (based upon information furnished by those persons).

As of March 24, 2023, 84,522,832 shares of our common stock were issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class[1]
>5% HOLDERS (EXCLUDING EXECUTIVE OFFICERS AND DIRECTORS)
GEM Partners, LP	8,936,770	2	9.99%
Thomas Staz Revocable Trust	4,575,376	3	5.41%

EXECUTIVE OFFICERS AND DIRECTORS
Jeffrey Parker [11]	11,190,583	4	11.75%
Cynthia French [11]	2,232,133	5	2.58%
Sanford Litvack [11]	483,475	6	*
Frank Newman [11]	1,838,100	7	2.13%
Paul Rosenbaum [11]	3,321,031	8	3.80%
Robert Sterne [11]	1,950,000	9	2.26%
All directors and executive officers as a group (6 persons)	21,015,322	10	20.20%

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

[2]

GEM Investment Advisors, LLC (“GEM Advisors”) is the general partner of GEM Partners LP (“GEM”). Mr. Daniel Lewis is the controlling person of GEM Advisors. GEM Advisors and Mr. Lewis have shared voting and dispositive power. Beneficial ownership includes (i) 6,600 shares held by Mr. Lewis, (ii) 3,998,246 shares held by GEM, and (iii) 4,931,924 shares underlying convertible notes held by GEM. Excludes 7,520,000 shares underlying convertible notes held by GEM that are not convertible within 60 days due to exercise limitations. The principal business address of GEM Advisors and Mr. Lewis is 100 State Street, Suite 2B, Teaneck, NJ 07666. Information derived from a Schedule 13G/A filed by GEM Advisors on February 13, 2023.

[3]

Thomas Staz is the trustee of the Thomas Staz Revocable Trust ("Staz Trust").  The principal business address of the Thomas Staz Revocable Trust is 1221 Brickell Avenue, Suite 2660, Miami, Florida 33131.  Beneficial ownership excludes 750,000 shares underlying convertible notes held by the Staz Trust that are not convertible within 60 days due to exercise limitations.  Information derived from a Schedule 13D filed by the Staz Trust on April 7, 2021.

[4]

Includes 10,680,000 shares of common stock issuable upon currently exercisable options, 393,324 shares held by Mr. Parker directly, and 117,259 shares held by Jeffrey Parker and Deborah Parker Joint Tenants in Common, over which Mr. Parker has shared voting and dispositive power.

[5]	Includes 2,040,550 shares of common stock issuable upon currently exercisable options.
[6]	Includes 225,000 shares of common stock issuable upon currently exercisable options and 192,308 shares of common stock issuable upon conversion of convertible notes. Excludes 675,000 shares of common stock issuable upon options that may become exercisable in the future.
[7]	Includes 1,654,000 shares of common stock issuable upon currently exercisable options and excludes 300,000 shares of common stock issuable upon options that may become exercisable in the future.

[8]	Includes 1,805,000 shares of common stock issuable upon currently exercisable options and 1,019,231 shares of common stock issuable upon conversion of convertible notes. Excludes 300,000 shares of common stock issuable upon options that may become exercisable in the future.
[9]	Includes 1,901,735 shares of common stock issuable upon currently exercisable options and excludes 250,000 shares of common stock issuable upon options that may become exercisable in the future.
[10]

Includes 18,306,285 shares of common stock issuable upon currently exercisable options and 1,211,539 shares of common stock issuable upon conversion of convertible notes held by directors and officers and excludes 1,525,000 shares of common stock issuable upon options that may become exercisable in the future (see notes 4, 5, 6, 7, 8 and 9 above).

[11]	The person’s address is 4446-1A Hendricks Avenue, Suite 354, Jacksonville, Florida 32207.
*	Percentage ownership is less than 1%.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

We paid approximately $7,000 and $97,000 in 2022 and 2021, respectively for patent-related legal services to SKGF, of which Robert Sterne is a partner.  In addition, we paid approximately $115,000 and $130,000 in 2022 and 2021, respectively, for principal and interest on an unsecured note payable to SKGF.  The note was issued in 2016 to convert outstanding unpaid legal fees to an unsecured promissory note.  The note has been amended multiple times to defer principal payments.  The note, as amended, allows for interest at 4% per annum, monthly installments of $12,500 per month beginning October 2022, with a final balloon payment due on April 30, 2027.  At December 31, 2022, the outstanding balance of the note, including unpaid interest is approximately $612,000.

In May 2022, we sold an aggregate of $100,000 in promissory notes, convertible into shares of our common stock at a fixed conversion price of $0.13 to Paul Rosenbaum, one of our directors since December 2016.  In August 2022, we sold an aggregate of $25,000 in promissory notes, convertible into shares of our common stock at a fixed conversion price of $0.13 to Sanford Litvack, who became an independent director in October 2022.

Director Independence

We follow the rules of Nasdaq in determining if a director is independent.  The Board also consults with our counsel to ensure that the Board’s determination is consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors.  The Board has affirmatively determined that Messrs. Litvack, Newman, Rosenbaum, and Sterne are independent directors.

Item 14. Principal Accountant Fees and Services.

The firm of MSL, P.A. acts as our principal accountants.  The following is a summary of fees paid to the principal accountants for services rendered.

Audit Fees. For the years ended December 31, 2022 and 2021, the aggregate fees billed by our principal accountants for professional services rendered for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $189,000 and $120,000, respectively.

Audit Related Fees. For the years ended December 31, 2022 and 2021, there were no fees billed for professional services by our principal accountants for assurance and related services.

Tax Fees. For the years ended December 31, 2022 and 2021, there were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice or tax planning.

All Other Fees. For the years ended December 31, 2022 and 2021, there were no fees billed for other professional services by our principal accountants.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report:

(1) Financial statements:

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2022 and 2021

Consolidated Statements of Shareholders’ Deficit for the years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements for the years ended December 31, 2022 and 2021

(2) Financial statement schedules:

Not applicable.

(3) Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed March 29, 2016)
3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 14, 2007)
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 18, 2016)
3.4	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed July 13, 2017)
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.5 of Form S-1 filed August 9, 2018)
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed October 30, 2018)
3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed November 15, 2019)
3.8	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed September 4, 2020)
3.9	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed September 30, 2021)
3.10	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed September 20, 2022)
3.11

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

4.7	*	Description of Registered Securities
10.1

Form of 2022 Indemnification Agreement for Directors and Officers (incorporated by reference from Exhibit 10.5 of Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed November 14, 2022) **

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

10.28		Form of Convertible Promissory Note dated July 18, 2019 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed July 23, 2019)
10.29		List of Holders of Convertible Notes dated July 18, 2019 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed July 23, 2019)
10.30	*	2019 Long-term Incentive Plan dated August 9, 2019, as amended on January 16, 2023 **
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

10.57	List of Accredited Investors to January 5, 2021 Subscription Agreement (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed January 5, 2021)
10.58	Form of Subscription Agreement between Registrant and Accredited Investors dated March 29, 2021 (incorporated by reference from Exhibit 10.84 of Annual Report on Form 10-K filed March 31, 2021)
10.59	Form of Registration Rights Agreement between Registrant and Accredited Investors dated March 29, 2021 (incorporated by reference from Exhibit 10.85 of Annual Report on Form 10-K filed March 31, 2021)
10.60	Form of Warrant Agreement between Registrant and Accredited Investors dated March 29, 2021 (incorporated by reference from Exhibit 10.86 of Annual Report on Form 10-K filed March 31, 2021)
10.61	List of Accredited Investors to March 29, 2021 Subscription Agreement (incorporated by reference from Exhibit 10.87 of Annual Report on Form 10-K filed March 31, 2021)
10.62	Form of Securities Purchase Agreement between Registrant and Accredited Investor dated December 14, 2021 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8‑K filed December 16, 2021)
10.63	Form of Registration Rights Agreement between Registrant and Accredited Investor dated December 14, 2021 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8‐‑K filed December 16, 2021)
10.64	Form of Warrant Agreement between Registrant and Accredited Investor dated December 14, 2021 (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed December 16, 2021)
10.65	Form of Convertible Promissory Note dated May 10, 2022 (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q filed May 11, 2022)
10.66	Form of Securities Purchase Agreement between Registrant and Accredited Investors dated May 10, 2022 (incorporated by reference from Exhibit 10.2 of Quarterly Report on Form 10-Q filed May 11, 2022)
10.67	Form of Registration Rights Agreement between Registrant and Accredited Investors dated May 10, 2022 (incorporated by reference from Exhibit 10.3 of Quarterly Report on Form 10-Q filed May 11, 2022)
10.68	List of Holders of Convertible Notes dated May 10, 2022 (incorporated by reference from Exhibit 10.4 of Quarterly Report on Form 10-Q filed May 11, 2022)

10.69		Form of Securities Purchase Agreement between Registrant and Accredited Investors (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed June 2, 2022)
10.70		Form of Convertible Promissory Note (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed June 2, 2022)
10.71		Form of Registration Rights Agreement between Registrant and Accredited Investors (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed June 2, 2022)
10.72		List of Holders of Convertible Notes dated June 2, 2022 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed June 2, 2022)
10.73		List of Holders of Convertible Notes dated June 30, 2022 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed July 1, 2022)
10.74		List of Holders of Convertible Notes dated August 3, 2022 (incorporated by reference from Exhibit 10.6 of Quarterly Report on Form 10-Q filed August 9, 2022)
10.75		Securities Purchase Agreement between Registrant and Accredited Investor Dated November 30, 2022 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed December 6, 2022)
10.76		Form of Registration Rights Agreement between Registrant and Accredited Investor Dated November 30, 2022 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed December 6, 2022)
10.77		Securities Purchase Agreement between Registrant and Accredited Investors Dated December 23, 2022 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed December 29, 2022)
10.78		Form of Convertible Promissory Note dated January 11, 2023 (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed January 13, 2023)
10.79		Form of Convertible Promissory Note dated January 13, 2023 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed January 13, 2023)
10.80		Form of Registration Rights Agreement between Registrant and Accredited Investors (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed January 13, 2023)
10.81		List of Holders of Convertible Notes dated January 11 and January 13, 2023 (incorporated by reference from Exhibit 10.5 of Current Report on Form 8-K filed January 13, 2023)
10.82		Form of Securities Purchase Agreement between Registrant and Accredited Investors (incorporated by reference from Exhibit 10.6 of Current Report on Form 8-K filed January 13, 2023)
10.83		List of Accredited Investors to January 13, 2023 Subscription Agreement (incorporated by reference from Exhibit 10.8 of Current Report on Form 8-K filed January 13, 2023)
21.1		Schedule of Subsidiaries (incorporated by reference from Exhibit 21.1 of Annual Report on Form 10-K filed March 29, 2018)
23.1	*	Consent of MSL, P.A.
31.1	*	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker
31.2	*	Rule 13a-14 and 15d-14 Certification of Cynthia L. French
32.1	*	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. French

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2023
PARKERVISION, INC.
	By:	/s/ Jeffrey L. Parker
Jeffrey L. Parker
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Jeffrey L. Parker	Chief Executive Officer and	March 28, 2023
Jeffrey L. Parker	Chairman of the Board (Principal
Executive Officer)

By: /s/ Cynthia L. French	Chief Financial Officer (Principal	March 28, 2023
Cynthia L. French	Financial Officer and Principal
Accounting Officer) and Corporate Secretary

By: /s/ Frank N. Newman	Director	March 28, 2023
Frank N. Newman

By: /s/ Paul A. Rosenbaum	Director	March 28, 2023
Paul A. Rosenbaum

By: /s/ Robert G. Sterne	Director	March 28, 2023
Robert G. Sterne

By: /s/ Sanford M. Litvack	Director	March 28, 2023
Sanford M. Litvack