Form 10-Q
period 2023-03-31
PARKERVISION INC
filed 2023-05-15
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, 85,176,496 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	March 31, 2023	December 31, 2022
CURRENT ASSETS:
Cash and cash equivalents	$135	$109
Restricted cash	13,925	-
Prepaid expenses	226	244
Other current assets	24	30
Total current assets	14,310	383

Intangible assets, net	1,252	1,359
Operating lease right-of-use assets	3	4
Other assets, net	4	5
Total assets	$15,569	$1,751

CURRENT LIABILITIES:
Accounts payable	$810	$901
Accrued expenses:
Salaries and wages	47	23
Professional fees	29	79
Other accrued expenses	501	486
Related party note payable, current portion	130	139
Convertible notes, current portion	1,375	625
Operating lease liabilities	3	4
Total current liabilities	2,895	2,257

LONG-TERM LIABILITIES:
Secured contingent payment obligation	38,903	40,708
Unsecured contingent payment obligations	6,545	5,089
Convertible notes, net of current portion	3,663	3,913
Related party note payable, net of current portion	440	473
Total long-term liabilities	49,551	50,183
Total liabilities	52,446	52,440

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.01 par value, 175,000 shares authorized, 84,523 and 81,246 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	845	812
Additional paid-in capital	392,388	391,724
Accumulated deficit	(430,110)	(443,225)
Total shareholders' deficit	(36,877)	(50,689)
Total liabilities and shareholders' deficit	$15,569	$1,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$25,000	$-
Cost of sales	(43)	(3)
Gross margin	24,957	(3)

Selling, general and administrative expenses	12,085	1,933
Total operating expenses	12,085	1,933

Other income	-	28
Interest expense	(106)	(62)
Change in fair value of contingent payment obligations	349	2,302
Total interest and other	243	2,268

Provision for income taxes	-	-

Net income	13,115	332

Other comprehensive income, net of tax	-	-

Comprehensive income	$13,115	$332

Earnings per common share
Basic	$0.16	$0.00
Diluted	$0.11	$0.00

Weighted average common shares outstanding
Basic	83,968	77,553
Diluted	121,696	106,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Total shareholders' deficit, beginning balances	$(50,689)	$(44,777)

Common stock
Beginning balances	812	770
Issuance of common stock and warrants in private offerings, net of issuance costs	8	-
Issuance of common stock upon exercise of options and warrants	1	5
Issuance of common stock, warrants, and options for services	2	-
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	20	3
Share-based compensation, net of shares withheld for taxes	2	-
Ending balances	845	778

Additional paid-in capital
Beginning balances	391,724	387,865
Issuance of common stock and warrants in private offerings, net of issuance costs	127	(18)
Issuance of common stock upon exercise of options and warrants	3	77
Issuance of common stock, warrants, and options for services	79	-
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	270	79
Share-based compensation, net of shares withheld for taxes	185	746
Ending balances	392,388	388,749

Accumulated deficit
Beginning balances	(443,225)	(433,412)
Comprehensive income for the period	13,115	332
Ending balances	(430,110)	(433,080)

Total shareholders' deficit, ending balances	$(36,877)	$(43,553)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,115	$332
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	66	83
Share-based compensation	187	746
Gain on changes in fair value of contingent payment obligations	(349)	(2,302)
Loss on disposal/impairment of equipment and intangible assets	43	8
Changes in operating assets and liabilities:
Prepaid expenses and other assets	105	110
Accounts payable and accrued expenses	(12)	191
Operating lease liabilities	(1)	(40)
Total adjustments	39	(1,204)
Net cash provided by (used in) operating activities	13,154	(872)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) from issuance of common stock in private offerings	135	(18)
Net proceeds from exercise of options and warrants	4	82
Net proceeds from debt financings	700	-
Principal payments on long-term debt	(42)	(24)
Net cash provided by financing activities	797	40

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	13,951	(832)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	109	1,030

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$14,060	$198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business

ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH (collectively “ParkerVision”, “we” or the “Company”), is in the business of innovating fundamental wireless hardware technologies and products.

We have designed and developed proprietary radio frequency (“RF”) technologies and integrated circuits based on those technologies, and we license those technologies to others for use in wireless communication products.  We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others, and therefore the primary focus of our business plan is the enforcement of our intellectual property rights through patent licensing and infringement litigation efforts.  We currently have patent enforcement actions ongoing in various U.S. district courts against mobile handset, smart television and other WiFi product providers, as well as semiconductor suppliers, for the infringement of a number of our RF patents.  We have made significant investments in developing and protecting our technologies.

2. Liquidity and Going Concern

For the three months ended March 31, 2023, we recognized net income of approximately $13.1 million and cash flows from operations of approximately $13.2 million.  At March 31, 2023, we had cash and cash equivalents, excluding restricted cash, of approximately $0.1 million and an accumulated deficit of approximately $430.1 million.  We had restricted cash of approximately $13.9 million at March 31, 2023, all of which was used to make a repayment on our secured contingent payment obligation in May 2023.

For the three months ended March 31, 2023, we received aggregate net proceeds from debt and equity financings of approximately $0.8 million. On May 4, 2023, we entered into a confidential letter agreement with Brickell whereby Brickell provided $5.0 million in new funding to us on substantially similar repayment terms as those set forth in our existing contingent payment agreement, but at a lower interest rate.   These proceeds will be used to support our operations.  We believe our current capital resources are sufficient to meet our liquidity needs for at least the next twelve months and we will not be required to seek additional capital.

We expect to continue to invest in the support of our patent licensing and enforcement program.  A significant amount of future proceeds that we may receive from our patent licensing and enforcement program will be first utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  The long-term continuation of our business plan is dependent upon the generation of sufficient cash flows from our technologies and/or products to offset expenses and debt obligations.  In the event that we do not generate sufficient cash flows, we will be required to obtain additional funding through public or private debt or equity financing or contingent fee arrangements and/or reduce operating costs.  Failure to generate sufficient cash flows, raise additional capital through debt or equity financings or contingent fee arrangements, and/or reduce operating costs will have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

3. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the period ended March 31, 2023 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

The year-end condensed consolidated balance sheet data was derived from audited financial statements for the year ended December 31, 2022.  Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements.  These interim condensed consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Annual Report”).

The condensed consolidated financial statements include the accounts of ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH, after elimination of all intercompany transactions and accounts.

4. Accounting Policies

There have been no changes in accounting policies from those stated in our 2022 Annual Report.  We do not expect any newly effective accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.

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

We recognized $25.0 million of revenue during the three-month period ended March 31, 2023 from patent license and settlement agreements with third parties for their use of our technologies.  Our performance obligations were satisfied, and therefore revenue recognized, upon transfer of the licensed rights and dismissal of all patent enforcement actions between the parties.  No revenue was recognized during the three months ended March 31, 2022.

6. Earnings per Common Share

Basic earnings per common share is determined based on the weighted-average number of common shares outstanding during each period.

The dilutive effect of outstanding options and warrants is calculated using the treasury stock method.  The dilutive effect of shares underlying convertible notes was calculated using the if-converted method.

The following table shows the computation of basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 (net income and shares in thousands):

	March 31,
	2023	2022
Numerator
Net income	$13,115	$332
Effect of dilutive securities	99	56
Net income adjusted for dilutive effect	13,214	388

Denominator:
Weighted-average basic shares outstanding	83,968	77,553
Effect of dilutive securities	37,728	28,919
Weighted-average diluted shares	121,696	106,472

Basic earnings per share	$0.16	$0.00
Diluted earnings per share	$0.11	$0.00

Diluted earnings per common share for the three months ended March 31, 2023 and 2022 excludes options and warrants that are anti-dilutive.  The anti-dilutive common share equivalents at  March 31, 2023 and 2022 were as follows (in thousands):

	March 31,
	2023	2022
Options outstanding	17,526	13,413
Warrants outstanding	7,346	7,346
	24,872	20,759

7. Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash of $14.06 million as of March 31, 2023, consists of $0.135 million of cash and cash equivalents and $13.925 million in restricted cash.  Restricted cash represents cash held in escrow by our attorneys designated for repayment of principal on our secured contingent debt obligation.  These restricted funds were released from escrow and remitted to Brickell in May 2023.

8. Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid services	$185	$202
Prepaid insurance	24	25
Prepaid licenses, software tools and support	15	15
Other prepaid expenses	2	2
	$226	$244

Prepaid services at March 31, 2023 and December 31, 2022 include approximately $0.2 million and $0.2 million, respectively of consulting services paid in shares of stock or warrants to purchase shares of stock in the future.

9. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Patents and copyrights	$14,216	$14,319
Accumulated amortization	(12,964)	(12,960)
	$1,252	$1,359

10. Debt

Related Party Note Payable

We have an unsecured promissory note of approximately $0.6 million payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party, for outstanding unpaid fees for legal services.  In 2022, SKGF agreed to amend the note in order to change and extend the final balloon payment due under the note from April 2023 to April 2027.  The SKGF note, as amended, will continue to accrue interest at a rate of 4% per annum, requires monthly payments of principal and interest of $12,500 with a final balloon payment of approximately $0.02 million in  April 2027.  We are currently in compliance with all the terms of the note.

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

For the three months ended March 31, 2023, convertible notes with a face value of $0.2 million were converted, at the option of the holder, into approximately 1.5 million shares of our common stock.  For the three months ended March 31, 2023, we recognized interest expense of approximately $0.1 million related to the contractual interest on our convertible notes which we elected to pay in shares of our common stock and issued approximately 428,000 shares of our common stock as interest-in-kind payments.

In January 2023, we issued 5-year convertible notes with an aggregate face value of $0.7 million to accredited investors.  The notes have a conversion price of $0.16 per share.  The shares underlying the notes, as well as shares reserved for future in-kind interest payments on the notes, were registered on a registration statement that was declared effective on May 11, 2023 (File No. 333-271351).

Convertible notes payable at March 31, 2023 and December 31, 2022 consist of the following (in thousands):

				Principal Outstanding as of
				March 31,	December 31,
Description	Fixed Conversion Rate	Interest Rate	Maturity Date	2023	2022
Convertible notes dated September 10, 2018	$0.40	8.0%	September 7, 2023	$200	$200
Convertible note dated September 19, 2018	$0.57	8.0%	September 19, 2023	425	425
Convertible notes dated February/March 2019	$0.25	8.0%	February 28, 2024 to March 13, 2024	750	750
Convertible notes dated June/July 2019	$0.10	8.0%	June 7, 2024 to July 15, 2024	295	295
Convertible notes dated July 18, 2019	$0.08	7.5%	July 18, 2024	700	700
Convertible notes dated September 13, 2019	$0.10	8.0%	September 13, 2024	50	50
Convertible notes dated January 8, 2020	$0.13	8.0%	January 8, 2025 [1]	450	450
Convertible notes dated May-August 2022	$0.13	8.0%	May 10, 2027 to August 3, 2027	1,468	1,668
Convertible notes dated January 11, 2023	$0.16	9.0%	January 11, 2028 [1]	500	-
Convertible notes dated January 13, 2023	$0.16	9.0%	January 13, 2028	200	-
Total principal balance				5,038	4,538
Less current portion				1,375	625
				$3,663	$3,913

[1]	The maturity date may be extended by one-year increments for up to an additional ten years at the holders’ option at a reduced interest rate of 2%.

At March 31, 2023, we estimate our convertible notes have an aggregate fair value of approximately $3.8 million and would be categorized within Level 2 of the fair value hierarchy.

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair market value, for the three months ended March 31, 2023 and the year ended December 31, 2022 (in thousands):

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Secured contingent payment obligation, beginning of period	$40,708	$37,372
Change in fair value	(1,805)	3,336
Secured contingent payment obligation, end of period	$38,903	$40,708

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to Brickell Key Investments, LP (“Brickell”) under a February 2016 funding agreement, as amended.  Brickell is entitled to priority payments of 100% of proceeds received by us from all patent-related actions, after deduction of legal contingent fees, until such time that Brickell has been repaid its remaining principal.  As of March 31, 2023, Brickell's remaining principal was approximately $14.7 million.  In May 2023, we repaid approximately $13.9 million of principal and borrowed an additional $5.0 million under the agreement, leaving $5.8 million in remaining outstanding principal.  After repayment of principal, Brickell is entitled to a portion of remaining proceeds received from all patent-related actions until such time that Brickell has been repaid its minimum return.  The minimum return is determined as a multiple of the funded amount that increases over time.  The estimated minimum return due to Brickell was approximately $59.3 million and $56.9 million as of March 31, 2023 and December 31, 2022, respectively.  In addition, Brickell may be entitled to a pro rata portion of proceeds from specified legal actions to the extent aggregate proceeds from those actions exceed the minimum return.  The range of potential proceeds payable to Brickell is discussed more fully in Note 11.  As of March 31, 2023, we are in compliance with our obligations under this agreement.

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

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair market value, for the three months ended March 31, 2023 and the year ended December 31, 2022 (in thousands):

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Unsecured contingent payment obligations, beginning of period	$5,089	$5,691
Change in fair value	1,456	(602)
Unsecured contingent payment obligations, end of period	$6,545	$5,089

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

11. Fair Value Measurements

The following tables summarize the fair value of our contingent payment obligations measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023:
Liabilities:
Secured contingent payment obligation	$38,903	$-	$-	$38,903
Unsecured contingent payment obligations	6,545	-	-	6,545

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022:
Liabilities:
Secured contingent payment obligation	$40,708	$-	$-	$40,708
Unsecured contingent payment obligations	5,089	-	-	5,089

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used a risk-adjusted discount rate of 17.94% at March 31, 2023, based on a risk-free rate of 3.94% as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at March 31, 2023, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$13.9	$58.9	$102.9	$-	$9.7	$10.8
Duration (in years)	0.3	2.4	4.3	0.8	2.1	4.3
Estimated probabilities	5%	20%	35%	5%	22%	35%

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

The patent infringement case was filed in the Middle District of Florida in May 2014.  The case was stayed in February 2016 pending decisions in other cases, including the appeal of a PTAB proceeding with regard to U.S. patent 6,091,940 ("the '940 Patent") asserted in this case.  In March 2017, the PTAB ruled in our favor on three of the six petitions (the method claims), ruled in Qualcomm's favor on two of the six petitions (the apparatus claims) and issued a split decision on the claims covered in the sixth petition.  In September 2018, the Federal Circuit upheld the PTAB's decision with regard to the '940 Patent and, in January 2019, the court lifted the stay in this case.  In July 2019, the court issued an order that granted our proposed selection of patent claims from four asserted patents, including the '940 Patent, and denied Qualcomm's request to limit the claims and patents.  The court also agreed that we may elect to pursue accused products that were at issue at the time the case was stayed, as well as new products that were released by Qualcomm during the pendency of the stay.  In September 2019, Qualcomm filed a motion for partial summary judgment in an attempt to exclude certain patents from the case, including the '940 Patent.  The court denied this motion in January 2020.

In April 2020, the court issued its claim construction order in which the court adopted our proposed construction for seven of the ten disputed terms and adopted slightly modified versions of our proposed construction for the remaining terms.  Due to the impact of COVID-19, a number of the scheduled deadlines in this case were moved, including the trial commencement date which was rescheduled from December 2020 to May 2021.  In October 2020, our damages expert submitted a report supporting our damages ask of $1.3 billion for Qualcomm's unauthorized use of our technology.  Such amount excludes additional amounts requested by us for interest and enhanced damages for willful infringement.  Ultimately, the amount of damages, if any, will be determined by the court.  Discovery was expected to close in December 2020; however, the court allowed us to designate a substitute expert due to medical issues with one of our experts in the case.  Accordingly, the close of discovery was delayed until January 2021.  As a result of these delays, the court rescheduled the trial commencement date from May 3, 2021 to July 6, 2021.

In March 2021, the court further delayed the trial date citing backlog due to the pandemic, among other factors.  A new trial date was not set and the court indicated the case was unlikely to be tried before November or December 2021.  Fact and expert discovery was completed, expert reports were submitted, and summary judgment and Daubert briefings were submitted by the parties.  Joint pre-trial statements were submitted in May 2021.  In March 2021, the court granted Qualcomm's motion to strike certain of our 2020 infringement contentions.  As a result of this ruling, in July 2021, we filed a joint motion for entry of a judgment of non-infringement of our Patent No. 7,865,177 ("the '177 Patent"), subject to appeal.

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

Beginning in November 2022, the parties filed a number of pre-trial motions.  The court held hearings on these pre-trial motions in January 2023.  The court issued its written orders with regard to these motions immediately prior to the February 6, 2023 trial start date.  As a result of the court's pre-trial rulings, the potential damages in the case decreased significantly.  On February 7, 2023, the parties resolved their outstanding dispute and we have dismissed all pending actions against Intel.

ParkerVision v. Intel II (Western District of Texas)

In June 2020, to reduce the number of claims in ParkerVision v. Intel, we filed a second patent infringement complaint in the Western District of Texas against Intel that included one patent that we voluntarily dismissed from the original case.  In July 2020, we amended our complaint adding two more patents to the case.  Intel responded to the complaint denying infringement and claiming invalidity of the patents.  In January 2021, Intel filed a petition for IPR against one of the patents in this case and in July 2021, the PTAB instituted proceedings with regard to this petition (see Intel v. ParkerVision (PTAB) below).  We filed an amended complaint in 2021 adding Intel WiFi and Bluetooth products to the case.  Two claim construction hearings were held in June 2021 and July 2021 and the court’s claim construction ruling was largely decided in our favor.  The case was scheduled for trial in October 2022.  In February 2022, the parties filed a joint motion which provided that the Intel II case would assert the same six patents from the first Intel case, provided none of the patents were invalidated in the first case, as well as one additional patent, depending on the outcome of the pending IPR proceeding.  On February 7, 2023, the parties resolved their outstanding dispute and we have dismissed all pending actions against Intel.

Intel v. ParkerVision (PTAB)

Intel filed IPR petitions against U.S. patent 7,539,474 (“the ‘474 Patent”) and U.S. patent 7,110,444 (“the ‘444 Patent”) which were both asserted in ParkerVision v. Intel.  Intel also filed a petition for IPR against U.S. patent 8,190,108 (“the ‘108 Patent”), which is asserted in ParkerVision v. Intel II. In January 2021, the PTAB issued its decision to institute IPR proceedings for the ‘444 Patent and the ‘474 Patent.  An oral hearing was held on November 1, 2021 and final decisions from the PTAB on the ‘474 Patent and the ‘444 Patent were issued in January 2022.  The PTAB ruled against us with respect to the single challenged claim of the ’444 Patent and ruled in our favor with respect to the seven challenged claims of the ‘474 Patent.  The ‘444 Patent has subsequently been excluded from the narrowed claims asserted in ParkerVision v. Intel.  In July 2022, we appealed the PTAB decision on the '444 Patent to the Federal Circuit.

In July 2021, the PTAB issued its decision to institute IPR proceedings for the ‘108 Patent.  We filed our response to this petition in October 2021 and an oral hearing was scheduled for April 2022.  A final decision from the PTAB was issued in June 2022 in which the PTAB ruled against us with respect to all of the challenged claims of the ‘108 Patent.  We filed a notice of appeal with the Federal Circuit with respect to this IPR decision.  Following the parties' resolution of outstanding disputes (see ParkerVision v. Intel above), Intel withdrew as a party to these appeals. The U.S. Patent and Trademark Office ("USPTO") has exercised its right to intervene following Intel's withdrawal and defend the PTAB's decisions.

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

In November 2022, patent infringement actions were also filed against Taiwanese companies, Realtek Semiconductor Corp. ("Realtek") and MediaTek Inc. and MediaTek USA Inc. (collectively, "MediaTek") for infringement of four U.S. patents that are included in other Texas cases.

We dismissed the actions against Buffalo and Zyxel in 2021 following satisfaction of the parties' obligations under patent license and settlement agreements.  In November 2022, we dismissed the two cases against Hisense following satisfaction of the parties' obligations under a patent license and settlement agreement.

The court has issued claim construction recommendations for the TCL and LGE cases, in which nearly all of the claim terms were decided in our favor.  In November 2022, the PTAB issued its written decision in two IPRs asserted by TCL and LGE against two of the patents asserted against them (see TCL, et. al. v. ParkerVision (PTAB) below.

In January 2023, the cases against TCL were stayed pending final resolution of the Realtek case that was filed in November 2022.  In addition, in February 2023, the case against LGE was stayed pending final resolution of the cases against Realtek and MediaTek and the outstanding IPR actions to which LGE is a party.

TCL, et. al. v. ParkerVision (PTAB)

In May 2021, TCL, along with Hisense, filed petitions for IPR against U.S. patent 7,292,835 (“the ‘835 Patent”) and the ‘444 Patent, both of which are asserted in the infringement cases against these parties in the Western District of Texas.  In November 2021, the PTAB issued its decision to implement IPR proceedings for these two patents.  In December 2021, LGE filed nearly identical petitions against the same two patents along with a joinder motion requesting to join the existing petitions filed by TCL and Hisense.  In April 2022, the PTAB granted LGE’s joinder motion.  Oral hearings for these IPRs were held in September 2022.  As part of a patent license and settlement agreement entered into with Hisense in November 2022, Hisense withdrew its participation in these IPR proceedings.  In November 2022, the PTAB issued its written decision ruling that the challenged claims for both patents were unpatentable.  We have appealed these decisions.

13. Stock Authorization and Issuance

Stock Issuances – Equity Based Financings

Private Placements with Accredited Investors

In January 2023, we entered into securities purchase agreements with accredited investors for the sale of an aggregate of 843,750 shares of our common stock at a price of $0.16 per share for aggregate proceeds of $0.14 million, including 62,500 shares to Sanford Litvack, a member of our Board of Directors.  The shares were registered for resale on a registration statement that was declared effective on May 11, 2023 (File No. 333-271351).

Common Stock Warrants

As of March 31, 2023, we had outstanding warrants for the purchase of up to 10.3 million shares of our common stock.  The estimated grant date fair value of these warrants of $3.2 million is included in additional paid-in capital in our condensed consolidated balance sheets. As of March 31, 2023, our outstanding warrants have an average exercise price of $0.75 per share and a weighted average remaining life of approximately 1.9 years.

14. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2022 Annual Report.

For the three months ended March 31, 2023 and 2022, we recognized share-based compensation expense of approximately $0.2 million and $0.75 million, respectively.  Share-based compensation is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income.  As of March 31, 2023, there was $0.4 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  The cost is expected to be recognized over a weighted-average remaining life of approximately 0.9 years.

15. Income Taxes

The Company's effective income tax rate was 0.0% for each of the three months ended March 31, 2023 and 2022.  The 0.0% effective rate for 2023 is due to NOL carryforwards not previously recognized as a tax benefit that we expect to be able to utilize in the current year to offset income tax expense related to current period income.

16. Related Party Transactions

On January 13, 2023, we sold 62,500 shares of our common stock to Sanford Litvack, one of our directors since October 2022, at $0.16 per share in a private placement transaction (see Note 13).

17. Subsequent Events

On May 4, 2023, we entered into a confidential letter agreement with Brickell whereby Brickell provided $5.0 million in new funding to us on substantially similar repayment terms as those set forth in our existing contingent payment agreement with Brickell, but at a lower interest rate.  We will use the proceeds for working capital purposes.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This quarterly report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations contained in this Item.  When used in this quarterly report and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “expects”, “will likely result”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements.”  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties identified in our annual report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”) and in this Item 2 of Part I of this quarterly report.  Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on key suppliers, reliance on our intellectual property, the outcome of our intellectual property litigation and the ability to obtain adequate financing in the future.  We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

Overview

We have invented and developed proprietary radio frequency (“RF”) technologies and integrated circuits based on those technologies, and we license those technologies to third parties for use in wireless communication products.  We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore the primary focus of our business plan is the enforcement of our intellectual property rights through patent licensing and infringement litigation efforts.  We currently have patent enforcement actions ongoing in various U.S. district courts against mobile handset, smart television, and other WiFi product providers, as well as semiconductor suppliers, for the infringement of several of our RF patents.  We have made significant investments in developing and protecting our technologies, the returns on which are dependent upon the generation of future revenues for realization.

Recent Events

Legal Proceedings

In February 2023, we entered into a confidential patent license and settlement agreement and in March 2023, we received a payment of $25 million with respect thereto.  These proceeds were fully utilized for repayment of contingent legal fees and expenses and outstanding principal on our contingent payment obligation with Brickell repaid in May 2023 (see “Brickell Agreement” below).

In February 2023, we dismissed our two patent enforcement actions against Intel Corporation. Refer to Note 12 to our consolidated financial statements included elsewhere in this prospectus for a complete discussion of our patent enforcement proceedings.

Brickell Agreement

We repaid Brickell $13.9 million in May 2023 from our patent licensing and settlement proceeds.  On May 4, 2023, we entered into a confidential letter agreement with Brickell whereby Brickell provided $5.0 million in new funding to us on substantially similar repayment terms as those set forth in our existing contingent payment agreement, but at a lower interest rate.  The new funding will be used for operations.

Other Debt and Equity Financings

In January 2023, we received proceeds of approximately $0.7 million from the sale of five-year convertible notes to accredited investors.  The notes are convertible, at the holders' option, into shares of our common stock at a fixed conversion price of $0.16 per shares and bear interest at a stated rate of 9% per annum.  Interest is payable quarterly, and we may elect, subject to certain equity conditions, to pay interest in cash, shares of our common stock, or a combination thereof.  In addition, in January 2023, we received aggregate proceeds of approximately $0.14 million from the sale of common stock to accredited investors, including 62,500 shares to Sanford Litvack, a member of our Board of Directors, at a price of $0.16 per share.  The shares were registered for resale on a registration statement that was declared effective on May 11, 2023 (File No. 333-271351).

Liquidity and Capital Resources

We generated cash and restricted cash from operations of approximately $13.2 million for the three months ended March 31, 2023 and used cash for operations of $0.9 million for the three months ended March 31, 2022.  The increase in cash generated from operations from 2022 to 2023 is primarily due to proceeds received from the patent license and settlement agreement entered into in February 2023, net of contingent legal fees and expenses paid.  At March 31, 2023, we had cash and cash equivalents of approximately $0.1 million and restricted cash of approximately $13.9 million.  The restricted cash was used to make a $13.9 million repayment of principal on our secured contingent payment obligation in May 2023.

For the three months ended March 31, 2023, we received aggregate net proceeds from the sale of debt and equity securities, including the exercise of outstanding options and warrants, of approximately $0.8 million compared to approximately $0.1 million in proceeds received for the three months ended March 31, 2022.  We repaid approximately $0.04 million and $0.02 in debt obligations during the three months ended March 31, 2023 and 2022, respectively.  In May 2023, we repaid $13.9 million on our secured contingent payment obligation and received $5.0 million in new funding under that agreement (see Note 17).

We believe our current capital resources are sufficient to meet our liquidity needs for at least the next twelve months and we will not be required to seek additional capital.

We expect to continue to invest in the support of our patent licensing and enforcement program. A significant amount of future proceeds that we may receive from our patent licensing and enforcement program will be first utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  The long-term continuation of our business plan is dependent upon the generation of sufficient cash flows from our technologies and/or products to offset expenses and debt obligations.  In the event that we do not generate sufficient cash flows, we will be required to obtain additional funding through public or private debt or equity financing or contingent fee arrangements and/or reduce operating costs.  Failure to generate sufficient cash flows, raise additional capital through debt or equity financings or contingent fee arrangements, and/or reduce operating costs will have a material adverse effect on our ability to meet our long-term liquidity needs and achieve our intended long-term business objectives.

Financial Condition

Our working capital increased approximately $13.3 million from December 31, 2022 to March 31, 2023.  This increase in working capital is primarily the result of our restricted cash balance of $13.9 million, which is partially offset by an increase in current liabilities from the reclassification of an additional $0.8 million of convertible notes due in February and March 2024 from long-term to current liabilities.

Our long-term liabilities decreased $0.6 million from December 31, 2022 to March 31, 2023, primarily due to a $0.3 million decrease in the fair value of our contingent payment obligations, the reclassification of an additional $0.8 million of convertible notes due in February and March 2024 from long-term to current liabilities, and the conversion of $0.2 million in convertible notes by the holder, offset by the issuance of $0.7 million of new five-year convertible notes.

Results of Operations for the three months ended March 31, 2023 and 2022

Revenue and Cost of Sales

We reported no licensing revenue for the three months ended March 31, 2022.  Licensing revenue was $25.0 million for the three months ended March 31, 2023, resulting from a patent license and settlement agreement entered into in February 2023.  The parties' performance obligations were met in February 2023 and we recognized revenue at that time.  Cost of sales for the three months ended March 31, 2023 and 2022 consists of amortization expense related to the patents covered under license agreements.  Although we anticipate additional revenue to result in 2023 and beyond from our patent enforcement actions, the amount and timing is highly unpredictable and there can be no assurance that we will achieve our anticipated results.

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

Our selling, general and administrative expenses increased by approximately $10.2 million, or 525.2%, during the three months ended March 31, 2023 when compared to the same period in 2022.  This is primarily the result of an $10.7 million increase in litigation fees and expenses and is partially offset by a $0.6 million decrease in share-based compensation.

The increase in litigation fees and expenses is the result of contingent legal fees and expenses recognized in 2023 in conjunction with the confidential patent license and settlement agreement reached in February 2023.

The decrease in our share-based compensation for the three-month period ended March 31, 2023 is the result of share-based compensation expense attributed to restricted stock units and nonqualified stock options awarded to executives, key employees and nonemployee directors in 2020 and 2021 being fully recognized as of December 31, 2022.  As of March 31, 2023, we had $0.4 million of total unrecognized compensation cost related to all non-vested share-based compensation awards that is expected to be recognized over a period of approximately 0.9 years.

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

For the three months ended March 31, 2023 and 2022, we recorded an aggregate decrease in the fair value of our secured and unsecured contingent payment obligations of approximately $0.3 million and $2.3 million, respectively.  The change in fair value for the three months ended March 31, 2023 was primarily the result of changes in the estimated amounts and timing of projected future cash flows due to changes in probabilities and time frames based on the status of various patent infringement actions.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of March 31, 2023, we had outstanding warrants to purchase approximately 10.3 million shares of our common stock. The estimated grant date fair value of these warrants of approximately $3.2 million is included in shareholders’ deficit in our condensed consolidated balance sheets. The outstanding warrants have a weighted average exercise price of $0.75 per share and a weighted average remaining life of approximately 1.9 years.

Critical Accounting Policies

There have been no changes in accounting policies from those stated in our 2022 Annual Report.  We do not expect any newly effective accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2023.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2023, we entered into purchase agreements with accredited investors which provided for the sale of convertible notes with an aggregate face value of $0.7 million.  The outstanding principal and interest accrued on the notes are convertible at any time and from time to time by the holders into shares of our common stock at a fixed conversion price of $0.16 per share.  Any unconverted, outstanding principal amount is payable in cash on the five-year anniversary of the issuance date of the notes.  The shares underlying the notes, as well as shares reserved for future in-kind interest payments on the notes, were registered on a registration statement that was declared effective on May 11, 2023 (File No. 333-271351).

In January 2023, we received aggregate proceeds of approximately $0.14 million from the sale of common stock to accredited investors at a price of $0.16 per share.  The shares sold were exempt from registration under Section 4(a)(2) of the Securities Act and were registered for resale on a registration statement that was declared effective on May 11, 2023 (File No. 333-271351).  The proceeds were used for working capital and general corporate purposes.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

On May 12, 2023, Mr. Frank Newman resigned from our Board of Directors, and from the Audit Committee on which he served, for personal reasons.  Mr. Newman's resignation was not due to any disagreement with us or any matter relating to our operations, policies or practices (financial or otherwise).

The foregoing information is furnished in response to Item 5.02 of Form 8-K and shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any disclosure document of the Registrant, except as shall be expressly set forth by specific reference in such document.

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

ParkerVision, Inc.
Registrant

May 15, 2023	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 15, 2023	By:	/s/Cynthia L. French
Cynthia L. French
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)