Form 10-Q
period 2023-06-30
PARKERVISION INC
filed 2023-08-14
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, 86,420,431 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	June 30, 2023	December 31, 2022
CURRENT ASSETS:
Cash and cash equivalents	$4,200	$109
Prepaid expenses	96	244
Other current assets	37	30
Total current assets	4,333	383

Intangible assets, net	1,191	1,359
Other assets, net	6	9
Total assets	$5,530	$1,751

CURRENT LIABILITIES:
Accounts payable	$785	$901
Accrued expenses:
Salaries and wages	26	23
Professional fees	79	79
Other accrued expenses	473	490
Related party note payable, current portion	131	139
Convertible notes, current portion	1,620	625
Total current liabilities	3,114	2,257

LONG-TERM LIABILITIES:
Secured contingent payment obligation	26,745	40,708
Unsecured contingent payment obligations	7,050	5,089
Convertible notes, net of current portion	3,418	3,913
Related party note payable, net of current portion	407	473
Total long-term liabilities	37,620	50,183
Total liabilities	40,734	52,440

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.01 par value, 175,000 shares authorized, 85,510 and 81,246 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	855	812
Additional paid-in capital	392,618	391,724
Accumulated deficit	(428,677)	(443,225)
Total shareholders' deficit	(35,204)	(50,689)
Total liabilities and shareholders' deficit	$5,530	$1,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$-	$-	$25,000	$-
Cost of sales	(63)	(3)	(106)	(6)
Gross margin	(63)	(3)	24,894	(6)

Selling, general and administrative expenses	1,125	1,652	13,210	3,585
Total operating expenses	1,125	1,652	13,210	3,585

Other income	-	28	-	56
Interest expense	(107)	(72)	(213)	(134)
Change in fair value of contingent payment obligations	2,728	(2,699)	3,077	(397)
Total interest and other	2,621	(2,743)	2,864	(475)

Provision for income taxes	-	-	-	-

Net income (loss)	1,433	(4,398)	14,548	(4,066)

Other comprehensive income, net of tax	-	-	-	-

Comprehensive income (loss)	$1,433	$(4,398)	$14,548	$(4,066)

Earnings per common share
Basic	$0.02	$(0.06)	$0.17	$(0.05)
Diluted	$0.01	$(0.06)	$0.12	$(0.05)

Weighted average common shares outstanding
Basic	85,263	77,970	84,570	77,763
Diluted	120,061	77,970	119,700	77,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total shareholders' deficit, beginning balances	$(36,877)	$(43,553)	$(50,689)	$(44,777)

Common stock
Beginning balances	845	778	812	770
Issuance of common stock and warrants in private offerings, net of issuance costs	-	-	8	-
Issuance of common stock upon exercise of options and warrants	-	-	1	5
Issuance of common stock and warrants for services	3	-	5	-
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	7	4	27	7
Share-based compensation, net of shares withheld for taxes	-	-	2	-
Ending balances	855	782	855	782

Additional paid-in capital
Beginning balances	392,388	388,749	391,724	387,865
Issuance of common stock and warrants in private offerings, net of issuance costs	(14)	-	113	(18)
Issuance of common stock upon exercise of options and warrants	-	1	3	78
Issuance of common stock, warrants, and options for services	36	-	115	-
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	79	52	349	131
Share-based compensation, net of shares withheld for taxes	129	745	314	1,491
Ending balances	392,618	389,547	392,618	389,547

Accumulated deficit
Beginning balances	(430,110)	(433,080)	(443,225)	(433,412)
Comprehensive income (loss) for the period	1,433	(4,398)	14,548	(4,066)
Ending balances	(428,677)	(437,478)	(428,677)	(437,478)

Total shareholders' deficit, ending balances	$(35,204)	$(47,149)	$(35,204)	$(47,149)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,548	$(4,066)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	131	163
Share-based compensation	316	1,491
(Gain) loss on changes in fair value of contingent payment obligations	(3,077)	397
Loss on disposal/impairment of equipment and other assets	41	64
Changes in operating assets and liabilities:
Prepaid expenses and other assets	261	213
Accounts payable and accrued expenses	48	210
Operating lease liabilities	(2)	(81)
Total adjustments	(2,282)	2,457
Net cash provided by (used in) operating activities	12,266	(1,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1)	(4)
Net cash used in investing activities	(1)	(4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) from issuance of common stock in private offerings	121	(18)
Net proceeds from exercise of options and warrants	4	83
Net proceeds from debt financings	700	1,410
Proceeds from contingent payment obligation	5,000	-
Repayment of contingent payment obligation	(13,925)	-
Principal payments on long-term debt	(74)	(46)
Net cash (used in) provided by financing activities	(8,174)	1,429

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,091	(184)

CASH AND CASH EQUIVALENTS, beginning of period	109	1,030

CASH AND CASH EQUIVALENTS, end of period	$4,200	$846

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

2. Liquidity and Going Concern

For the six months ended June 30, 2023, we recognized net income of approximately $14.5 million and cash flows from operations of approximately $12.3 million.  The net income and related cash flows is a result of revenue from a patent license and settlement agreement, net of contingent legal fees.  For the six months ended June 30, 2023, we made repayments of  $13.9 million on our secured contingent payment obligation and  $0.07 million on a related party note.  We received aggregate proceeds from new borrowings under our secured contingent payment obligation of $5.0 million and aggregate net proceeds from convertible debt and equity financings of approximately $0.8 million.  These proceeds will be used to support our operations.

At June 30, 2023, we had cash and cash equivalents of approximately $4.2 million and an accumulated deficit of approximately $428.7 million.  We believe our current capital resources are sufficient to meet our liquidity needs for at least the next twelve months and we will not be required to seek additional capital to support our current operating activities.

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

3. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the period ended June 30, 2023 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

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

We recognized $25.0 million of revenue during the six-month period ended June 30, 2023 from patent license and settlement agreements with third parties for their use of our technologies.  Our performance obligations were satisfied, and therefore revenue recognized, upon transfer of the licensed rights and dismissal of all patent enforcement actions between the parties.  No revenue was recognized during the three months ended June 30, 2023 or the three and six months ended June 30, 2022.

6. Earnings per Common Share

Basic earnings per common share is determined based on the weighted-average number of common shares outstanding during each period.  The dilutive effect of outstanding options and warrants is calculated using the treasury stock method.  The dilutive effect of shares underlying convertible notes was calculated using the if-converted method. The following table shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 (net income and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$1,433	$(4,398)	$14,548	$(4,066)
Effect of dilutive securities	102	-	202	-
Net income (loss) adjusted for dilutive effect	1,535	(4,398)	14,750	(4,066)

Denominator:
Weighted-average basic shares outstanding	85,263	77,970	84,570	77,763
Effect of dilutive securities	34,798	-	35,130	-
Weighted-average diluted shares	120,061	77,970	119,700	77,763

Basic earnings per share	$0.02	$(0.06)	$0.17	$(0.05)
Diluted earnings per share	$0.01	$(0.06)	$0.12	$(0.05)

Diluted earnings per common share for the three and six months ended June 30, 2023 and 2022 excludes options and warrants that are anti-dilutive.  The anti-dilutive common share equivalents at  June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options outstanding	25,534	22,730	17,519	22,730
Warrants outstanding	10,346	10,346	7,346	10,346
Shares underlying convertible notes	-	30,753	-	30,753
	35,880	63,829	24,865	63,829

7. Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid services	$46	$202
Prepaid insurance	25	25
Prepaid licenses, software tools and support	23	15
Other prepaid expenses	2	2
	$96	$244

Prepaid services at June 30, 2023 and December 31, 2022 include approximately $0.02 million and $0.2 million, respectively of consulting services paid in shares of stock or warrants to purchase shares of stock in the future.

8. Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Patents and copyrights	$10,517	$14,319
Accumulated amortization	(9,326)	(12,960)
	$1,191	$1,359

9. Debt

Related Party Note Payable

We have an unsecured promissory note of approximately $0.5 million payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party, for outstanding unpaid fees for legal services.  The SKGF note, as amended from time to time, accrues interest at a rate of 4% per annum, requires monthly payments of principal and interest of $12,500 with a final balloon payment of approximately $0.02 million in  April 2027.  We are currently in compliance with all the terms of the note.

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

For the six months ended June 30, 2023, convertible notes with a face value of $0.2 million were converted, at the option of the holder, into approximately 1.5 million shares of our common stock.  For the six months ended June 30, 2023, we recognized interest expense of approximately $0.2 million related to the contractual interest on our convertible notes which we elected to pay in shares of our common stock and issued approximately 1.2 million shares of our common stock as interest-in-kind payments.

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

Convertible notes payable at June 30, 2023 and December 31, 2022 consist of the following (in thousands):

				Principal Outstanding as of
				June 30,	December 31,
Description	Fixed Conversion Rate	Interest Rate	Maturity Date	2023	2022
Convertible notes dated September 10, 2018	$0.40	8.0%	September 7, 2023	$200	$200
Convertible note dated September 19, 2018	$0.57	8.0%	September 19, 2023	425	425
Convertible notes dated February/March 2019	$0.25	8.0%	February 28, 2024 to March 13, 2024	750	750
Convertible notes dated June/July 2019	$0.10	8.0%	June 7, 2024 to July 15, 2024	295	295
Convertible notes dated July 18, 2019	$0.08	7.5%	July 18, 2024	700	700
Convertible notes dated September 13, 2019	$0.10	8.0%	September 13, 2024	50	50
Convertible notes dated January 8, 2020	$0.13	8.0%	January 8, 2025 [1]	450	450
Convertible notes dated May-August 2022	$0.13	8.0%	May 10, 2027 to August 3, 2027	1,468	1,668
Convertible notes dated January 11, 2023	$0.16	9.0%	January [1]1, 2028 1	500	-
Convertible notes dated January 13, 2023	$0.16	9.0%	January 13, 2028	200	-
Total principal balance				5,038	4,538
Less current portion				1,620	625
				$3,418	$3,913

[1]	The maturity date may be extended by one-year increments for up to an additional ten years at the holders’ option at a reduced interest rate of 2%.

At June 30, 2023, we estimate our convertible notes have an aggregate fair value of approximately $3.9 million and would be categorized within Level 2 of the fair value hierarchy.

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair market value, for the six months ended June 30, 2023 and the year ended December 31, 2022 (in thousands):

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Secured contingent payment obligation, beginning of period	$40,708	$37,372
Borrowings	5,000	-
Repayments	(13,925)	-
Change in fair value	(5,038)	3,336
Secured contingent payment obligation, end of period	$26,745	$40,708

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to Brickell Key Investments, LP (“Brickell”) under a February 2016 funding agreement, as amended.  Brickell is entitled to priority payments of 100% of proceeds received by us from all patent-related actions, after deduction of legal contingent fees, until such time that Brickell has been repaid its remaining principal.  As of December 31, 2022, Brickell's remaining principal was approximately $14.7 million.  In May 2023, we repaid approximately $13.9 million of principal and borrowed an additional $5.0 million under the agreement, leaving $5.8 million in remaining outstanding principal.  After repayment of principal, Brickell is entitled to a portion of remaining proceeds received from all patent-related actions until such time that Brickell has been repaid its minimum return.  The minimum return is determined as a multiple of the funded amount that increases over time.  The estimated minimum return due to Brickell was approximately $46.8 million and $56.9 million as of June 30, 2023 and December 31, 2022, respectively.  In addition, Brickell may be entitled to a pro rata portion of proceeds from specified legal actions to the extent aggregate proceeds from those actions exceed the minimum return.  The range of potential proceeds payable to Brickell is discussed more fully in Note 10.  As of June 30, 2023, we are in compliance with our obligations under this agreement.

On August 14, 2023, our funding agreement with Brickell was replaced with a secured, non-recourse note and a prepaid forward purchase agreement (see Note 16).  The economics of the new agreements are substantively the same as the prior funding agreement, but for a lower simple interest rate.

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

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair market value, for the six months ended June 30, 2023 and the year ended December 31, 2022 (in thousands):

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Unsecured contingent payment obligations, beginning of period	$5,089	$5,691
Change in fair value	1,961	(602)
Unsecured contingent payment obligations, end of period	$7,050	$5,089

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

10. Fair Value Measurements

The following tables summarize the fair value of our contingent payment obligations measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023:
Liabilities:
Secured contingent payment obligation	$26,745	$-	$-	$26,745
Unsecured contingent payment obligations	7,050	-	-	7,050

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022:
Liabilities:
Secured contingent payment obligation	$40,708	$-	$-	$40,708
Unsecured contingent payment obligations	5,089	-	-	5,089

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used a risk-adjusted discount rate of 18.68% at June 30, 2023, based on a risk-free rate of 4.68% as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at June 30, 2023, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$-	$42.4	$80.5	$-	$9.7	$10.8
Duration (in years)	0.5	2.7	4.0	0.5	1.8	4.0
Estimated probabilities	5%	20%	35%	5%	22%	35%

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

Intel v. ParkerVision (PTAB)

Intel filed IPR petitions against U.S. patent 7,539,474 (“the ‘474 Patent”) and U.S. patent 7,110,444 (“the ‘444 Patent”) which were both asserted in ParkerVision v. Intel.  Intel also filed a petition for IPR against U.S. patent 8,190,108 (“the ‘108 Patent”), which is asserted in ParkerVision v. Intel II. In January 2021, the PTAB issued its decision to institute IPR proceedings for the ‘444 Patent and the ‘474 Patent.  An oral hearing was held on November 1, 2021 and final decisions from the PTAB on the ‘474 Patent and the ‘444 Patent were issued in January 2022.  The PTAB ruled against us with respect to the single challenged claim of the ’444 Patent and ruled in our favor with respect to the seven challenged claims of the ‘474 Patent.  The ‘444 Patent was subsequently been excluded from the narrowed claims asserted in ParkerVision v. Intel.  In July 2022, we appealed the PTAB decision on the '444 Patent to the Federal Circuit. Following the parties' resolution of outstanding disputes (see ParkerVision v. Intel above), Intel withdrew as a party to these appeals. The U.S. Patent and Trademark Office ("USPTO") exercised its right to intervene following Intel's withdrawal and defend the PTAB's decisions.  A hearing was held on August 9, 2023, although a decision has not yet been issued by the Federal Circuit.

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

In November 2022, patent infringement actions were also filed against Taiwanese companies, Realtek Semiconductor Corp. ("Realtek") and MediaTek Inc. and MediaTek USA Inc. (collectively, "MediaTek") for infringement of four U.S. patents that are included in other Texas cases.  In June 2023, patent infringement actions were filed against Texas Instruments and NXP Semiconductors in the Western District of Texas, each for infringement of three U.S. patents.

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

12. Stock Authorization and Issuance

Stock Issuances

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

Payment for Services

In April 2023, we issued 250,000 shares of our common stock, valued at approximately $30,000 under a short-term advisory services agreement.  We have no obligation to register the shares.

Common Stock Warrants

As of June 30, 2023, we had outstanding warrants for the purchase of up to 10.3 million shares of our common stock.  The estimated grant date fair value of these warrants of $3.2 million is included in additional paid-in capital in our condensed consolidated balance sheets.  As of June 30, 2023, our outstanding warrants have an average exercise price of $0.75 per share and a weighted average remaining life of approximately 1.6 years.

13. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2022 Annual Report.

For the six months ended June 30, 2023 and 2022, we recognized share-based compensation expense of approximately $0.3 million and $1.5 million, respectively.  Share-based compensation is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income (loss).  As of June 30, 2023, there was $0.2 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  The cost is expected to be recognized over a weighted-average remaining life of approximately 1 year.

14. Income Taxes

The Company's effective income tax rate was 0.0% for each of the three and six months ended June 30, 2023 and 2022.  The 0.0% effective rate for 2023 is due to NOL carryforwards not previously recognized as a tax benefit that we expect to be able to utilize in the current year to offset income tax expense related to current period income.

15. Related Party Transactions

On January 13, 2023, we sold 62,500 shares of our common stock to Sanford Litvack, one of our directors since October 2022, at $0.16 per share in a private placement transaction (see Note 12).

16. Subsequent Events

On August 14, 2023, we entered into a secured, non-recourse promissory note (the "Note") and a prepaid forward purchase agreement ("PPFPA") with Brickell.  The Note, together with the PPFPA, supersedes and replaces the prior Claims Proceeds Investment Agreement dated February 24, 2016, and related amendments and letter agreements thereto, between the parties.

The Note has a face value of $45.5 million, accrues simple interest, and matures on August 14, 2028.  Payments under the Note will be made solely from proceeds form our patent assets, net of contingent fees payable to attorneys ("Distributions").  We are obligated to pay one hundred percent (100%) of the first $5.8 million in Distributions to Brickell, and thereafter will pay a percentage of Distributions, which vary depending upon the origin of the Distributions, until the Note and accrued interest thereon has been repaid in full.  If the amounts payable to Brickell from Distributions are insufficient to repay the face value and interest accrued on the Note by the matruity date, our remaining repayment obligations under the Note will be reduced to zero. The Note is secured by our patent assets and related proceeds and contains standard and customary representations, warranties and covenants.  The Note contains events of default including, but not limited to, (a) failure to pay principal or interest on the Note when due; (b) breach of representations or covenants, (c) impairment in the perfection or priority of Brickell's security interests in the collateral, and (d) bankruptcy or dissolution of the Company.  In the event of a default, the outstanding principal and accrued interest on the Note will become immediately due and payable.

The PPFPA extends beyond the maturity date of the Note and provides that Brickell is entitled to a specified percentage of monetary recoveries resulting from our patent-related actions to the extent not already paid to Brickell under the Note or otherwise prior to the inception of the Note.  The PPFPA also contains standard and customary respresentations, warranties and covenants.

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

Recent Events

Legal Proceedings

In February 2023, we entered into a confidential patent license and settlement agreement and in March 2023, we received a payment of $25 million with respect thereto.  These proceeds were fully utilized for repayment of contingent legal fees and expenses and outstanding principal on our contingent payment obligation with Brickell (see “Brickell Agreement” below).

In February 2023, we dismissed our two patent enforcement actions against Intel Corporation.  Refer to Note 11 to our unaudited condensed consolidated financial statements included in this quarterly report for a complete discussion of our patent enforcement proceedings.

Brickell Agreement

We repaid Brickell $13.9 million in May 2023 from our patent licensing and settlement proceeds.  On May 4, 2023, we entered into a confidential letter agreement with Brickell whereby Brickell provided $5.0 million in new funding to us on substantially similar repayment terms as those set forth in our existing contingent payment agreement, but at a lower interest rate.  The new funding will be used for operations.  On August 14, 2023, our funding agreement with Brickell was replaced with a secured, non-recourse note and a prepaid forward purchase agreement.  The economics of the new agreements are substantively the same as the prior funding agreement, but for a lower simple interest rate.

Liquidity and Capital Resources

We generated cash from operations of approximately $12.3 million for the six months ended June 30, 2023 and used cash for operations of $1.6 million for the six months ended June 30, 2022.  The increase in cash generated from operations from 2022 to 2023 is primarily due to proceeds received from the patent license and settlement agreement entered into in February 2023, net of contingent legal fees and expenses paid.

We made repayments of  $13.9 million on our secured contingent payment obligation during the six months ended June 30, 2023,  and repaid approximately $0.07 million and $0.05 in related party debt obligations during the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, we received aggregate proceeds from new borrowings under our secured contingent payment obligation of $5.0 million and aggregate net proceeds from issuance of convertible debt, equity financings and option exercises of approximately $0.8 million, compared to approximately $1.5 million in proceeds from issuance of convertible debt, equity financings and option exercises for the six months ended June 30, 2022.

At June 30, 2023, we had cash and cash equivalents of approximately $4.2 million. We believe our current capital resources are sufficient to meet our liquidity needs for at least the next twelve months and we will not be required to seek additional capital to support our current operating activities.

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

Financial Condition

Our working capital increased approximately $3.1 million from December 31, 2022 to June 30, 2023.  This increase in working capital is primarily the result of a $4.1 million increase in cash and cash equivalents resulting from new borrowings under our secured contingent payment obligation,  partially offset by an increase in current liabilities from the reclassification of an additional $1.0 million of convertible notes that mature in the first six months of 2024 from long-term to current liabilities.

Our long-term liabilities decreased $12.6 million from December 31, 2022 to June 30, 2023, primarily due to a $13.9 million repayment on our secured contingent payment obligation, a $3.1 million decrease in the fair value of our contingent payment obligations, the reclassification of an additional $1.0 million of convertible notes due in February, March and June 2024 from long-term to current liabilities, and the conversion of $0.2 million in convertible notes by the holder, offset by $5.0 million of new borrowings under our secured contingent payment obligation and the issuance of $0.7 million of new five-year convertible notes.

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

Revenue and Cost of Sales

We reported no licensing revenue for the three and six months ended June 30, 2022 and the three months ended June 30, 2023. Licensing revenue was $25.0 million for the six months ended June 30, 2023, resulting from a patent license and settlement agreement entered into in February 2023.  The parties' performance obligations were met in February 2023 and we recognized revenue at that time.  Cost of sales for the three and six months ended June 30, 2023 and 2022 consists of amortization expense related to the patents covered under license agreements.  Although we anticipate additional revenue to result in 2023 and beyond from our patent enforcement actions, the amount and timing is highly unpredictable and there can be no assurance that we will achieve our anticipated results.

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

Our selling, general and administrative expenses decreased by approximately $0.5 million, or 31.9%, during the three months ended June 30, 2023 when compared to the same period in 2022.  This is primarily the result of a $0.6 million decrease in share-based compensation.

Our selling, general and administrative expenses increased by approximately $9.6 million, or 268.5%, during the six months ended June 30, 2023 when compared to the same period in 2022.  This is primarily the result of a $10.7 million increase in litigation fees and expenses and is partially offset by a $1.2 million decrease in share-based compensation.

The decrease in our share-based compensation for the three and six months ended June 30, 2023 is the result of share-based compensation expense attributed to restricted stock units and nonqualified stock options awarded to executives, key employees and non-employee directors in 2020 and 2021 being fully recognized as of December 31, 2022.  As of June 30, 2023, we had $0.2 million of total unrecognized compensation cost related to all non-vested share-based compensation awards that is expected to be recognized over a period of approximately one year.

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

For the three and six months ended June 30, 2023, we recorded an aggregate decrease in the fair value of our secured and unsecured contingent payment obligations of approximately $2.7 million and $3.1 million, respectively, compared to an aggregate increase in the fair value of our secured and unsecured contingent payment obligations of $2.7 million and $0.4 million, respectively for the three and six months ended June 30, 2022.  The change in fair value for the three and six months ended June 30, 2023 was primarily the result of changes in the estimated amounts and timing of projected future cash flows due to changes in probabilities and time frames based on the status of various patent infringement actions. The increase in fair value for the three and six months ended June 30, 2022 was primarily the result of decreasing interest rates.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of June 30, 2023, we had outstanding warrants to purchase approximately 10.3 million shares of our common stock. The estimated grant date fair value of these warrants of approximately $3.2 million is included in shareholders’ deficit in our condensed consolidated balance sheets.  The outstanding warrants have a weighted average exercise price of $0.75 per share and a weighted average remaining life of approximately 1.6 years.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2023.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2023, we issued 250,000 unregistered shares of our common stock, valued at approximately $30,000, to a third-party as payment for services under a short-term advisory services agreement.  We have no obligation to register the shares.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

On August 14, 2023, we entered into a secured, non-recourse promissory note (the "Note") and a prepaid forward purchase agreement ("PPFPA") with Brickell Key Investments ("Brickell").  The Note, together with the PPFPA, supersedes and replaces the prior Claims Proceeds Investment Agreement dated February 24, 2016, and related amendments and letter agreements thereto, between the parties.

The Note has a face value of $45.5 million, accrues simple interest, and matures on August 14, 2028.  Payments under the Note will be made solely from proceeds form our patent assets, net of contingent fees payable to attorneys ("Distributions").  We are obligated to pay one hundred percent (100%) of the first $5.8 million in Distributions to Brickell, and thereafter will pay a percentage of Distributions, which vary depending upon the origin of the Distributions, until the Note and accrued interest thereon has been repaid in full.  If the amounts payable to Brickell from Distributions are insufficient to repay the face value and interest accrued on the Note by the matruity date, our remaining repayment obligations under the Note will be reduced to zero. The Note is secured by our patent assets and related proceeds and contains standard and customary representations, warranties and covenants.  The Note contains events of default including, but not limited to, (a) failure to pay principal or interest on the Note when due; (b) breach of representations or covenants, (c) impairment in the perfection or priority of Brickell's security interests in the collateral, and (d) bankruptcy or dissolution of the Company.  In the event of a default, the outstanding principal and accrued interest on the Note will become immediately due and payable.

The PPFPA extends beyond the maturity date of the Note and provides that Brickell is entitled to a specified percentage of monetary recoveries resulting from our patent-related actions to the extent not already paid to Brickell under the Note or otherwise prior to the inception of the Note.  The PPFPA also contains standard and customary respresentations, warranties and covenants.

The foregoing information is furnished in response to Items 1.01 and 2.03 of Form 8-K and shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any disclosure document of the Registrant, except as shall be expressly set forth by specific instructions in such document.

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

ParkerVision, Inc.
Registrant

August 14, 2023	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 14, 2023	By:	/s/Cynthia L. French
Cynthia L. French
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)