Form 10-Q
period 2023-09-30
PARKERVISION INC
filed 2023-11-14
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, 87,510,563 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	September 30, 2023	December 31, 2022
CURRENT ASSETS:
Cash and cash equivalents	$3,333	$109
Prepaid expenses	81	244
Other current assets	37	30
Total current assets	3,451	383

Intangible assets, net	1,130	1,359
Other assets, net	3	9
Total assets	$4,584	$1,751

CURRENT LIABILITIES:
Accounts payable	$796	$901
Accrued expenses:
Salaries and wages	47	23
Professional fees	82	79
Other accrued expenses	450	490
Related party note payable, current portion	132	139
Convertible notes, current portion	1,045	625
Total current liabilities	2,552	2,257

LONG-TERM LIABILITIES:
Secured contingent payment obligation	28,993	40,708
Unsecured contingent payment obligations	7,682	5,089
Convertible notes, net of current portion	3,893	3,913
Related party note payable, net of current portion	374	473
Total long-term liabilities	40,942	50,183
Total liabilities	43,494	52,440

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.01 par value, 175,000 shares authorized, 86,761 and 81,246 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	868	812
Additional paid-in capital	392,822	391,724
Accumulated deficit	(432,600)	(443,225)
Total shareholders' deficit	(38,910)	(50,689)
Total liabilities and shareholders' deficit	$4,584	$1,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$-	$-	$25,000	$-
Cost of sales	(61)	(2)	(167)	(8)
Gross margin	(61)	(2)	24,833	(8)

Selling, general and administrative expenses	904	1,678	14,114	5,263
Total operating expenses	904	1,678	14,114	5,263

Other income	29	28	29	84
Interest expense	(107)	(95)	(320)	(229)
Change in fair value of contingent payment obligations	(2,880)	1,345	197	948
Total interest and other	(2,958)	1,278	(94)	803

Provision for income taxes	-	-	-	-

Net (loss) income	(3,923)	(402)	10,625	(4,468)

Other comprehensive income, net of tax	-	-	-	-

Comprehensive (loss) income	$(3,923)	$(402)	$10,625	$(4,468)

(Loss) earnings per common share
Basic	$(0.05)	$(0.01)	$0.12	$(0.06)
Diluted	$(0.05)	$(0.01)	$0.09	$(0.06)

Weighted average common shares outstanding
Basic	86,330	78,542	85,163	78,025
Diluted	86,330	78,542	119,558	78,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total shareholders' deficit, beginning balances	$(35,204)	$(47,149)	$(50,689)	$(44,777)

Common stock
Beginning balances	855	782	812	770
Issuance of common stock and warrants in private offerings, net of issuance costs	-	-	8	-
Issuance of common stock upon exercise of options and warrants	-	-	1	5
Issuance of common stock and warrants for services	-	2	5	2
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	13	3	40	10
Share-based compensation, net of shares withheld for taxes	-	1	2	1
Ending balances	868	788	868	788

Additional paid-in capital
Beginning balances	392,618	389,547	391,724	387,865
Issuance of common stock and warrants in private offerings, net of issuance costs	-	-	113	(18)
Issuance of common stock upon exercise of options and warrants	-	-	3	78
Issuance of common stock, warrants, and options for services	7	24	122	24
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	105	54	454	185
Share-based compensation, net of shares withheld for taxes	92	803	406	2,294
Ending balances	392,822	390,428	392,822	390,428

Accumulated deficit
Beginning balances	(428,677)	(437,478)	(443,225)	(433,412)
Comprehensive (loss) income for the period	(3,923)	(402)	10,625	(4,468)
Ending balances	(432,600)	(437,880)	(432,600)	(437,880)

Total shareholders' deficit, ending balances	$(38,910)	$(46,664)	$(38,910)	$(46,664)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,625	$(4,468)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	195	238
Share-based compensation	408	2,295
Gain on changes in fair value of contingent payment obligations	(197)	(948)
Loss on disposal/impairment of equipment and intangible assets	41	64
Changes in operating assets and liabilities:
Prepaid expenses and other assets	283	327
Accounts payable and accrued expenses	176	136
Total adjustments	906	2,112
Net cash provided by (used in) operating activities	11,531	(2,356)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1)	(4)
Net cash used in investing activities	(1)	(4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) from issuance of common stock in private offerings	121	(18)
Net proceeds from exercise of options and warrants	4	83
Net proceeds from debt financings	800	1,668
Proceeds from contingent payment obligation	5,000	-
Repayment of contingent payment obligation	(13,925)	-
Principal payments on long-term debt	(306)	(70)
Net cash (used in) provided by financing activities	(8,306)	1,663

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,224	(697)

CASH AND CASH EQUIVALENTS, beginning of period	109	1,030

CASH AND CASH EQUIVALENTS, end of period	$3,333	$333

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

2. Liquidity and Going Concern

For the nine months ended September 30, 2023, we recognized net income of approximately $10.6 million and cash flows from operations of approximately $11.5 million.  The net income and related cash flows is a result of revenue from a patent license and settlement agreement, net of contingent legal fees.  For the nine months ended September 30, 2023, we made payments of $13.9 million on our secured contingent payment obligation, $0.1 million on a related party note, and $0.2 million upon the maturity of convertible notes.  We received aggregate proceeds from new borrowings under our secured contingent payment obligation of $5.0 million and aggregate net proceeds from convertible debt and equity financings of approximately $0.9 million.  These proceeds will be used to support our operations.

At September 30, 2023, we had cash and cash equivalents of approximately $3.3 million and an accumulated deficit of approximately $432.6 million.  A significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  In addition, we have approximately $1.05 million in convertible debt that matures over the next twelve months.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these condensed consolidated financial statements.

Our current capital resources are not sufficient to meet our liquidity needs for the next twelve months and we may be required to seek additional capital.  Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations, (ii) our ability to control operating costs, (iii) our ability to successfully negotiate extensions to the maturity date for certain convertible notes, and/or (iv) our ability to obtain additional debt or equity financing.  We expect that proceeds received by us from patent enforcement actions and technology licenses over the next twelve months may not alone be sufficient to cover our working capital requirements.

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

3. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the period ended September 30, 2023 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

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

We recognized $25.0 million of revenue during the nine-month period ended September 30, 2023 from patent license and settlement agreements with third parties for their use of our technologies.  Our performance obligations were satisfied, and therefore revenue recognized, upon transfer of the licensed rights and dismissal of all patent enforcement actions between the parties.  No revenue was recognized during the three months ended  September 30, 2023 or the three and nine months ended September 30, 2022.

6. Earnings per Common Share

Basic earnings per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share for the three months ended September 30, 2023 and the three and nine months ended September 30, 2022, as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive.  The dilutive effect of outstanding options and warrants is calculated using the treasury stock method.  The dilutive effect of shares underlying convertible notes was calculated using the if-converted method. The following table shows the computation of basic and diluted earnings per share for the nine months ended September 30, 2023 and 2022 (net income (loss) and shares in thousands):

	Nine Months Ended September 30,
	2023	2022
Numerator:
Net income (loss)	$10,625	$(4,468)
Effect of dilutive securities	302	-
Net income (loss) adjusted for dilutive effect	10,927	(4,468)

Denominator:
Weighted-average basic shares outstanding	85,163	78,025
Effect of dilutive securities	34,395	-
Weighted-average diluted shares	119,558	78,025

Basic earnings (loss) per share	$0.12	$(0.06)
Diluted earnings (loss) per share	$0.09	$(0.06)

Diluted earnings per common share for the three and nine months ended September 30, 2023 and 2022 excludes options and warrants that are anti-dilutive.  The anti-dilutive common share equivalents at  September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options outstanding	25,534	23,580	25,534	23,580
Warrants outstanding	10,346	10,346	10,346	10,346
Shares underlying convertible notes	36,425	32,734	-	32,734
	72,305	66,660	35,880	66,660

7. Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid services	$37	$202
Prepaid insurance	32	25
Prepaid licenses, software tools and support	10	15
Other prepaid expenses	2	2
	$81	$244

Prepaid services at September 30, 2023 and December 31, 2022 include approximately $0.01 million and $0.2 million, respectively, of consulting services paid in shares of stock or warrants to purchase shares of stock in the future.

8. Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Patents and copyrights	$10,517	$14,319
Accumulated amortization	(9,387)	(12,960)
	$1,130	$1,359

9. Debt

Related Party Note Payable

We have an unsecured promissory note of approximately $0.5 million payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party, for outstanding unpaid fees for legal services.  The SKGF note, as amended from time to time, accrues interest at a rate of 4% per annum, requires monthly payments of principal and interest of $12,500 with a final balloon payment of approximately $0.02 million in  April 2027.  We are currently in compliance with all the terms of the note.  At September 30, 2023, we estimate the note has an aggregate fair value of approximately $0.4 million and would be categorized within Level 2 of the fair value hierarchy.

Convertible Notes

From September 2018 to January 2023, we issued 5-year convertible promissory notes that are convertible, at the holders’ option, into shares of our common stock at fixed conversion prices, including notes with an aggregate face value of $0.7 million and a conversion price of $0.16 per share issued to accredited investors in January 2023.  On September 15, 2023, we issued a 2.5-year, $0.1 million convertible note to Paul Rosenbaum, a Company director, with a conversion price of $0.25 per share.  On September 15, 2023, we also amended convertible notes dated September 18, 2018, with an aggregate face value of $0.43 million.  The conversion price of the notes was $0.57 per share and the original maturity date of the notes was September 18, 2023.  The notes were amended to reduce the conversion price to $0.25 per share and extend the maturity date by 2.5 years, or until March 18, 2026.  All other terms of the notes remain unchanged.  Additionally, on September 15, 2023, we amended convertible promissory notes dated February 28, 2019 and March 13, 2019 with an aggregate face value of $0.75 million to extend the maturity dates from February 28, 2024 and March 13, 2024 to February 28, 2026 and March 13, 2026, respectively.  All other terms of the notes remain unchanged.  As a result of these modifications, the notes were considered to be modified under a troubled debt restructuring in accordance with ASC 470-60.  No gain or loss was recognized as a result of the restructurings.

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

For the nine months ended September 30, 2023, convertible notes with a face value of $0.2 million were converted, at the option of the holder, into approximately 1.5 million shares of our common stock and we repaid an aggregate of $0.2 million for notes at maturity.  For the nine months ended September 30, 2023, we recognized interest expense of approximately $0.3 million related to the contractual interest on our convertible notes which we elected to pay in shares of our common stock and issued approximately 2.4 million shares of our common stock as interest-in-kind payments.

Convertible notes payable at September 30, 2023 and December 31, 2022 consist of the following (in thousands):

					Principal Outstanding as of
					September 30,	December 31,
Description	Fixed Conversion Rate		Stated Interest Rate	Maturity Date	2023	2022
Convertible notes dated September 10, 2018	$0.40		8.0%	September 7, 2023	$-	$200
Convertible note dated September 18, 2018	$0.25	[1]	8.0%	March 18, 2026 [1]	425	425
Convertible notes dated February/March 2019	$0.25		8.0%	February 28, 2026 to March 13, 2026 [2]	750	750
Convertible notes dated June/July 2019	$0.10		8.0%	June 7, 2024 to July 15, 2024	295	295
Convertible notes dated July 18, 2019	$0.08		7.5%	July 18, 2024	700	700
Convertible note dated September 13, 2019	$0.10		8.0%	September 13, 2024	50	50
Convertible notes dated January 8, 2020	$0.13		8.0%	January 8, 2025 [3]	450	450
Convertible notes dated May-August 2022	$0.13		8.0%	May 10, 2027 to August 3, 2027	1,468	1,668
Convertible note dated January 11, 2023	$0.16		9.0%	January 11, 2028 [3]	500	-
Convertible notes dated January 13, 2023	$0.16		9.0%	January 13, 2028	200	-
Convertible note dated September 15, 2023	$0.25		8.0%	March 15, 2026	100	-
Total principal balance					4,938	4,538
Less current portion					1,045	625
					$3,893	$3,913

[1]

These notes were amended on September 15, 2023, reducing the conversion rate from $0.57 per share to $0.25 per share and extending the maturity date from September 18, 2023 to March 18, 2026.  The amendments are accounted for on a prospective basis in accordance with ASC 470-60.

[2]	These notes were amended on September 15, 2023, extending the maturity dates from February 28, 2024 through March 13, 2024 to February 28, 2026 through March 13, 2026. The amendments are accounted for on a prospective basis in accordance with ASC 470-60.
[3]	The maturity date may be extended by one-year increments for up to an additional ten years at the holders’ option at a reduced interest rate of 2%.

At September 30, 2023, we estimate our convertible notes have an aggregate fair value of approximately $3.6 million and would be categorized within Level 2 of the fair value hierarchy.

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair market value, for the nine months ended September 30, 2023 and the year ended December 31, 2022 (in thousands):

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Secured contingent payment obligation, beginning of period	$40,708	$37,372
Borrowings	5,000	-
Repayments	(13,925)	-
Change in fair value	(2,790)	3,336
Secured contingent payment obligation, end of period	$28,993	$40,708

On August 14, 2023, our prior contingent funding agreement with Brickell Key Investments, LP (“Brickell”) was replaced with a secured, non-recourse note (the "Note") and a prepaid forward purchase agreement (the "PPFPA").  The Note has a face value of $45.5 million ("Face Value"), accrues simple interest at a fixed rate, and matures on August 14, 2028.  Payments under the Note will be made solely from proceeds from our patent assets, net of contingent fees payable to attorneys ("Distributions").  We are obligated to pay one hundred percent (100%) of the first $5.8 million in Distributions to Brickell, and thereafter will pay a percentage of Distributions, which varies depending upon the origin of the Distributions, until the Face Value of the Note, and accrued interest thereon, has been repaid in full.  If the amounts payable to Brickell from Distributions are insufficient to repay the face value and interest accrued on the Note by the maturity date, our remaining repayment obligations under the Note will be reduced to zero with future payment obligations, if any, being determined under the PPFPA.  The Note is secured by our patent assets and related proceeds and contains standard and customary representations, warranties and covenants.  The Note contains events of default including, but not limited to, (a) failure to pay principal or interest on the Note when due; (b) breach of representations or covenants, (c) impairment in the perfection or priority of Brickell's security interests in the collateral, and (d) bankruptcy or dissolution of the Company.  In the event of a default, the outstanding principal and accrued interest on the Note will become immediately due and payable.  The PPFPA extends beyond the maturity date of the Note and provides that Brickell is entitled to a specified percentage of monetary recoveries resulting from our patent-related actions to the extent not already paid to Brickell under the Note, or otherwise prior to the inception of the Note.  The PPFPA also contains standard and customary representations, warranties and covenants.  The Note and PPFPA are collectively referred to as our secured contingent payment obligation.

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

The underlying carrying value of the Note, which includes the Face Value plus accrued interest, was approximately $48.9 million as of September 30, 2023, which compares to the minimum return due to Brickell under the prior agreements of $56.9 million as of December 31, 2022.  The range of potential proceeds payable to Brickell is discussed more fully in Note 10.  As of September 30, 2023, we are in compliance with our obligations under this agreement.

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair market value, for the nine months ended September 30, 2023 and the year ended December 31, 2022 (in thousands):

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Unsecured contingent payment obligations, beginning of period	$5,089	$5,691
Change in fair value	2,593	(602)
Unsecured contingent payment obligations, end of period	$7,682	$5,089

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

10. Fair Value Measurements

The following tables summarize the fair value of our contingent payment obligations measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023:
Liabilities:
Secured contingent payment obligation	$28,993	$-	$-	$28,993
Unsecured contingent payment obligations	7,682	-	-	7,682

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022:
Liabilities:
Secured contingent payment obligation	$40,708	$-	$-	$40,708
Unsecured contingent payment obligations	5,089	-	-	5,089

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used a risk-adjusted discount rate of 18.92% at September 30, 2023, based on a risk-free rate of 4.92% as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at September 30, 2023, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$-	$42.4	$79.6	$-	$9.6	$10.8
Duration (in years)	0.8	2.5	3.8	0.8	1.6	3.8
Estimated probabilities	5%	20%	35%	5%	22%	35%

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

ParkerVision v. Qualcomm (Middle District of Florida-Orlando Division) - Appealed to U.S. Court of Appeals for the Federal Circuit

We have appealed certain  March 2022 rulings by the Middle District of Florida in our patent infringement complaint against Qualcomm Incorporated and Qualcomm Atheros, Inc. (collectively “Qualcomm”).  A hearing was held on our appellate action on November 6, 2023 and we are currently awaiting the court's ruling.

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

ParkerVision v. LG (District of New Jersey)

In July 2017, we filed a patent infringement complaint in the District of New Jersey against LG for the alleged infringement of the same four patents previously asserted against LG in the Middle District of Florida (see ParkerVision v. Apple and Qualcomm above).  We elected to dismiss the case in the Middle District of Florida and re-file in New Jersey as a result of a Supreme Court ruling regarding proper venue.  In March 2018, the court stayed this case pending a final decision in ParkerVision v. Apple and Qualcomm in the Middle District of Florida which case has also been stayed pending the outcome in ParkerVision v. Qualcomm in the Middle District of Florida (Orlando division) which is currently pending an appellate court decision. As part of this stay, LG has agreed to be bound by the final claim construction decision in that case.

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

12. Stock Authorization and Issuance

Stock Issuances

Private Placements with Accredited Investors

In January 2023, we entered into securities purchase agreements with accredited investors for the sale of an aggregate of 843,750 shares of our common stock at a price of $0.16 per share for aggregate gross proceeds of $0.14 million, including 62,500 shares to Sanford Litvack, a member of our Board of Directors.  The shares were registered for resale on a registration statement that was declared effective on May 11, 2023 (File No. 333-271351).

Payment for Services

During the nine months ended September 30, 2023, we issued 495,000 shares of our common stock to third parties as payment for services and recognized an aggregate of $0.1 million of consulting expense related to these share-based payments.

Common Stock Warrants

As of September 30, 2023, we had outstanding warrants for the purchase of up to 10.3 million shares of our common stock.  The estimated grant date fair value of these warrants of $3.2 million is included in additional paid-in capital in our condensed consolidated balance sheets.  As of September 30, 2023, our outstanding warrants have an average exercise price of $0.75 per share and a weighted average remaining life of approximately 1.3 years.

13. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2022 Annual Report.

For the nine months ended September 30, 2023 and 2022, we recognized share-based compensation expense of approximately $0.4 million and $2.3 million, respectively.  Share-based compensation is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income (loss).  As of September 30, 2023, there was $0.1 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  The cost is expected to be recognized over a weighted-average remaining life of approximately 0.6 years.

14. Income Taxes

The Company's effective income tax rate was 0.0% for each of the three and nine months ended September 30, 2023 and 2022.  The 0.0% effective rate for 2023 is due to NOL carryforwards not previously recognized as a tax benefit that we expect to be able to utilize in the current year to offset income tax expense related to current period income.

15. Related Party Transactions

On January 13, 2023, we sold 62,500 shares of our common stock to Sanford Litvack, one of our directors since October 2022, at $0.16 per share in a private placement transaction (see Note 12).   On September 15, 2023, we sold $0.1 million in promissory notes, convertible into shares of our stock at a fixed conversion price of $0.25 per share to Paul Rosenbaum, one of our directors.  Any unconverted, outstanding principal amount of the note is payable on March 15, 2026 (see Note 9).

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

Recent Events

Legal Proceedings

On November 6, 2023, we held oral arguments in our appeal of the ParkerVision v. Qualcomm district court rulings that ended our district court case in Orlando, Florida in March 2022.  We are currently awaiting a ruling from the appellate court.

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

Liquidity and Capital Resources

We generated cash from operations of approximately $11.5 million for the nine months ended September 30, 2023 and used cash for operations of $2.4 million for the nine months ended September 30, 2022.  The increase in cash generated from operations from 2022 to 2023 is primarily due to proceeds received from the patent license and settlement agreement entered into in February 2023, net of contingent legal fees and expenses paid.

We made payments of  $13.9 million on our secured contingent payment obligation during the nine months ended September 30, 2023, and paid approximately $0.31 million and $0.07 in convertible note maturities and related party debt obligations during the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, we received aggregate proceeds from new borrowings under our secured contingent payment obligation of $5.0 million and aggregate net proceeds from issuance of convertible debt, equity financings and option exercises of approximately $0.9 million, compared to approximately $1.7 million in proceeds from issuance of convertible debt, equity financings and option exercises for the nine months ended September 30, 2022.

At September 30, 2023, we had cash and cash equivalents of approximately $3.3 million and an accumulated deficit of $432.6 million.  A significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  In addition, we have approximately $1.05 million in convertible debt maturities over the next twelve months.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these condensed consolidated financial statements.

Our current capital resources are not sufficient to meet our liquidity needs for the next twelve months and we may be required to seek additional capital.  Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations, (ii) our ability to control operating costs, (iii) our ability to successfully negotiate extensions to the maturity date for certain convertible notes, and/or (iv) our ability to obtain additional debt or equity financing.  We expect that proceeds received by us from patent enforcement actions and technology licenses over the next twelve months may not alone be sufficient to cover our working capital requirements.

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

Financial Condition

Our working capital increased approximately $2.8 million from December 31, 2022 to September 30, 2023.  This increase in working capital is primarily the result of a $3.2 million increase in cash and cash equivalents resulting from new borrowings under our secured contingent payment obligation, partially offset by an increase in current liabilities from the reclassification of an additional $0.4 million of convertible notes that mature within the next twelve months, from long-term to current liabilities.

Our long-term liabilities decreased $9.2 million from December 31, 2022 to September 30, 2023, primarily due to a $13.9 million repayment on our secured contingent payment obligation, a $0.2 million decrease in the fair value of our contingent payment obligations, the reclassification of an additional $0.4 million of convertible notes that mature within the next twelve months, from long-term to current liabilities, and the conversion of $0.2 million in convertible notes by the holder, offset by $5.0 million of new borrowings under our secured contingent payment obligation and the issuance of $0.8 million of new convertible notes.

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

Revenue and Cost of Sales

We reported no licensing revenue for the three and nine months ended September 30, 2022 or the three months ended September 30, 2023.  Licensing revenue was $25.0 million for the nine months ended September 30, 2023, resulting from a patent license and settlement agreement entered into in February 2023.  The parties' performance obligations were met in February 2023 and we recognized revenue at that time.  Cost of sales for the three and nine months ended September 30, 2023 and 2022 consists of amortization expense related to the patents covered under license agreements.  Although we anticipate additional revenue to result in 2024 and beyond from our patent enforcement actions, the amount and timing is highly unpredictable and there can be no assurance that we will achieve our anticipated results.

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

Our selling, general and administrative expenses decreased by approximately $0.8 million, or 46.1%, during the three months ended September 30, 2023 when compared to the same period in 2022.  This is primarily the result of a $0.7 million decrease in share-based compensation.

Our selling, general and administrative expenses increased by approximately $8.9 million, or 168.2%, during the nine months ended September 30, 2023 when compared to the same period in 2022.  This is primarily the result of a $10.7 million increase in litigation fees and expenses and is partially offset by a $1.9 million decrease in share-based compensation.

The decrease in our share-based compensation for the three and nine months ended September 30, 2023 is primarily the result of share-based compensation expense attributed to nonqualified stock options awarded to executives, key employees and non-employee directors in 2021 being fully recognized as of December 31, 2022.  As of September 30, 2023, we had $0.1 million of total unrecognized compensation cost related to all non-vested share-based compensation awards that is expected to be recognized over a period of approximately 0.6 years.

The increase in litigation fees and expenses from 2022 to 2023 is the result of contingent legal fees and expenses recognized in 2023 in conjunction with the confidential patent license and settlement agreement reached in February 2023.

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

For the three months ended September 30, 2023, we recorded an aggregate increase in the fair value of our secured and unsecured contingent payment obligations of approximately $2.9 million compared to an aggregate decrease in the fair value of our secured and unsecured contingent payment obligations of $1.3 million three months ended September 30, 2022.  For the nine months ended September 30, 2023, we recorded an aggregate decrease in the fair value of our secured and unsecured contingent payment obligations of approximately $0.2 million compared to an aggregate decrease in the fair value of our secured and unsecured contingent payment obligations of $0.9 million nine months ended September 30, 2022.  The change in fair value for the three and nine months ended September 30, 2023 was primarily the result of changes in the estimated amounts and timing of projected future cash flows due to changes in probabilities and time frames based on the status of various patent infringement actions, as well as the impact of the revised funding agreements with Brickell.  The decrease in fair value for the three and nine months ended September 30, 2022 was primarily the result of increasing interest rates, partially offset by increases resulting from changes in the estimated amounts and timing of projected future cash flows due to changes in probabilities and time frames based on the status of various patent infringement actions.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of September 30, 2023, we had outstanding warrants to purchase approximately 10.3 million shares of our common stock. The estimated grant date fair value of these warrants of approximately $3.2 million is included in shareholders’ deficit in our condensed consolidated balance sheets.  The outstanding warrants have a weighted average exercise price of $0.75 per share and a weighted average remaining life of approximately 1.3 years.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2023.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds, Issuer Purchases of Equity Securities.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1	Secured Promissory Note between Registrant and Brickell Key Investments LP dated August 14, 2023 ***

10.2	Prepaid Forward Purchase Agreement between Registrant and Brickell Key Investments LP ***

10.3	Convertible Promissory Note dated September 15, 2023 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed September 19, 2023)

10.4	Securities Purchase Agreement between Registrant and Paul Rosenbaum dated September 15, 2023 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed September 19, 2023)

31.1	Section 302 Certification of Jeffrey L. Parker, CEO *

31.2	Section 302 Certification of Cynthia L. French, CFO *

32.1	Section 906 Certification **

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*     Filed herewith

**   Furnished herewith

*** Portions of the exhibit filed herewith have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.
Registrant

November 14, 2023	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 14, 2023	By:	/s/Cynthia L. French
Cynthia L. French
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)