Form 10-K
period 2023-12-31
PARKERVISION INC
filed 2024-03-21
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant was approximately $7,864,384 (based upon $0.096 share last sale price on that date, as reported by OTCQB).

As of March 15, 2024, 88,295,803 shares of the Issuer's Common Stock were outstanding.

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

We spent the majority of 2023 supporting our current patent enforcement actions.  Beginning in 2020, we filed several patent enforcement cases in the Western District of Texas and, through 2023, we had entered into four patent license and settlement agreements with defendants, resulting in the dismissal of six pending actions.  We currently have ten enforcement actions pending in Texas against five separate foreign defendants and one domestic defendant.

Additionally, we had two patent enforcement cases pending against Qualcomm in the Middle District of Florida.  In March 2022, the district court in one of those cases granted several of Qualcomm's pre-trial motions, including a motion for summary judgment thus terminating the case prior to a jury trial.  We appealed these decisions to the Federal Circuit and are currently awaiting the Federal Circuit's ruling.  The second case which is pending against Qualcomm and Apple has been stayed pending the outcome of the first case.  We also have a patent enforcement action against LG in the District of New Jersey that is stayed pending resolution of the Qualcomm and Apple case in Florida.  See “Legal Proceedings” in Note 13 to our consolidated financial statements included in Item 8 for a detailed description of our various patent enforcement actions.

A significant portion of our litigation costs have been funded under a secured contingent payment arrangement with Brickell Key Investments, LP (“Brickell”), contingent arrangements with legal counsel, and various debt and equity financings.  See “Liquidity and Capital Resources” included in Item 7 for a full discussion of our litigation funding arrangements and our equity and debt financings.

Products and Licenses

Since 2019, we have focused exclusively on our patent enforcement and licensing efforts.  As of December 31, 2023, we had five licensees for our technologies, including one licensee added in 2023.  All of our license agreements resulted from settlement of patent enforcement actions initiated by us.  Our patent license and settlement agreements typically include a one-time, up-front payment to cover past and future use of our technologies, with no future recurring revenue.  See “Revenue” in Note 3 to our consolidated financial statements included in Item 8 for additional details.

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

Patents and Trademarks

We consider our intellectual property, including patents, patent applications, trademarks, and trade secrets to be significant to our business plan.  We have a program to file applications for and obtain patents, copyrights, and trademarks in the U.S. and in selected foreign countries where we believe filing for such protection is appropriate to establish and maintain our proprietary rights in our technology and products.  As of December 31, 2023, we had approximately 50 active U.S. and foreign patents related to our RF technologies.  In addition, we have over 50 patents that have expired over the past five years that we believe continue to have significant economic value as a result of our ability to assert past damages in our patent enforcement actions.  We estimate the economic lives of our patents to be the shorter of fifteen years from issuance or twenty years from the earliest application date.  Our current portfolio of issued patents have expiration dates ranging from 2024 to 2036.

Employees

As of December 31, 2023, we had seven full-time employees and one part-time employee.  We also outsource certain specialty services, such as information technology and public relations, and utilize contract staff and third-party consultants from time to time to supplement our workforce.  Our employees are not represented by any collective bargaining agreements and we consider our employee relations to be satisfactory.

Following the COVID-19 pandemic, we reverted to fully remote worksites for all of our employees.  Our management, with the oversight of our board of directors, monitors the hiring, retention, and management of our employees.

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

We have had significant losses in prior years resulting in an accumulated deficit at December 31, 2023, of approximately $433.7 million.  Although we generated $10.8 million in cash flow from operations for the year ended December 31, 2023, our debt repayment obligations exceeded our operating cash flows and we relied on new borrowings to fund a portion of our operations in 2023.   There can be no guarantee that we will continue to generate positive cash flows from operations or that those cash flows will be sufficient to meet our debt obligations as they come due.  Our independent registered public accounting firm has included in their audit opinion on our consolidated financial statements as of and for the year ended December 31, 2023, a statement with respect to substantial doubt about our ability to continue as a going concern. Note 2 to our consolidated financial statements included in Item 8 includes a discussion regarding our liquidity and our ability to continue as a going concern.  Our consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.  The substantial doubt as to our ability to continue as a going concern may adversely affect our ability to negotiate reasonable terms with our vendors and may adversely affect our ability to raise additional capital in the future.

We have had a history of losses which may ultimately compromise our ability to implement our business plan and continue in operation.

Through December 31, 2022, our technologies and products did not produce revenues sufficient to cover our operating costs.  We will continue to make expenditures on patent protection and enforcement and general operations in order to continue our current patent enforcement and licensing efforts.  Although we recognized sufficient revenues from patent licensing and settlement agreements to cover our operating costs and achieve profitability in 2023, required repayments of contingent expenses and debt obligations have resulted in insufficient capital resources for sustainment of our operations through 2024.  If we are not able to generate sufficient capital resources, we may not be able to implement our business plan or meet our current obligations due within the twelve months after the issuance date of our consolidated financial statements and investors will suffer a loss in their investment.  This may also result in a change in our business strategies.

We will need to raise substantial additional capital in the future to fund our operations. Failure to raise such additional capital may prevent us from implementing our business plan as currently formulated.

Because we have a history of net losses and negative cash flow from operations, we have funded our operating costs primarily from the sale of debt and equity securities, including our secured and unsecured contingent debt obligations. Our current capital resources include cash and cash equivalents of $2.6 million at December 31, 2023, which are insufficient to meet our working capital needs for the twelve months after issuance of our consolidated financial statements.  Our business plan will continue to require expenditures for patent protection and enforcement and general operations.  If we do not generate sufficient revenues from our licensing and patent enforcement programs, we will require additional capital to fund our operations.  Additional capital may be in the form of debt securities, the sale of equity securities, including common or preferred stock, additional litigation funding, or a combination thereof.  Failure to raise additional capital may have a material adverse impact on our ability to achieve our business objectives.

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

We have $4.9 million in outstanding principal under convertible notes at December 31, 2023.  If we fail to comply with the various covenants set forth in each of the notes, including failure to pay principal or interest when due or consummating a change in control, we could be in default thereunder.  Upon an event of default under each of the notes, the interest rate of the notes will increase to 12% per annum and the outstanding principal balance of the notes plus all accrued unpaid interest may be declared immediately payable by the holders.  We may not have sufficient available funds to repay the notes upon an event of default, and we cannot provide assurances that we will be able to obtain other financing at terms acceptable to us, or at all.

Our ability to utilize our tax benefits could be substantially limited if we fail to generate sufficient income or if we experience an “ownership change.”

We have cumulative net operating loss carryforwards (“NOLs”) totaling approximately $279.8 million at December 31, 2023, of which $239.1 million is subject to expiration in varying amounts from 2024 to 2037.  Our ability to fully recognize the benefits from those NOLs is dependent upon our ability to generate sufficient income prior to their expiration.  In addition, our NOL carryforwards may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code (“Section 382”).  In general, an ownership change under Section 382 occurs if one or more 5% shareholders increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a relevant lookback period.  We have sold a significant number of equity securities over the relevant lookback period which increases the risk of triggering an ownership change under Section 382 from the future sale of additional equity securities.  An ownership change under Section 382 will significantly limit our ability to utilize our tax benefits.

Our litigation funding arrangements may impair our ability to obtain future financing and/or generate sufficient cash flows to support our future operations.

We have funded much of our cost of litigation through contingent financing arrangements with Brickell Key Investments LP (“Brickell”) and others and contingent fee arrangements with legal counsel.  The repayment obligation to Brickell is secured by the majority of our assets.  Furthermore, our contingent arrangements will result in reductions in the amount of net proceeds retained by us from litigation, licensing, and other patent-related activities.  The contingent fees payable to legal counsel, Brickell and others will consume all of our initial future proceeds up to specified limits and will likely exceed half of our proceeds thereafter depending on size and timing of proceeds, among other factors.  The long-term continuation of our business plan is dependent upon our ability to secure sufficient financing to support our business, and our ability to generate revenues and/or patent related proceeds sufficient to offset expenses and meet our contingent payment obligations.  Failure to generate revenue or other patent-related proceeds sufficient to repay our contingent obligations may impede our ability to obtain additional financing which will have a material adverse effect on our ability to achieve our long-term business objectives.

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

Our business, results of operations, and financial condition may be impacted by risks related to pandemics and other similar outbreaks.

The COVID-19 pandemic created significant volatility and uncertainty in financial markets and negatively impacted the timing of our current patent enforcement actions as a result of travel restrictions, office closures and court closures.  Future pandemics or other similar outbreaks could likewise adversely impact our business, results of operations and financial condition.  For example, market volatility and uncertainty could impact our ability to raise additional capital on terms that are acceptable to us, or at all.  Additionally, business shut-downs, court closures, and travel restrictions resulting from future outbreaks could cause material delays in our patent enforcement and licensing program which is currently our sole source of revenue.   The extent to which future pandemics or similar outbreaks impact our ongoing business strategy, as well as our results of operations and financial condition, generally, will depend on future developments which are highly uncertain and cannot be predicted, including the severity and duration of the outbreak and the actions taken by governments and private businesses to contain or treat its impact, among others.  If the disruptions posed by future pandemics or outbreaks continue for an extensive period of time, our business, results of operations, and financial condition may be materially adversely affected.

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

At December 31, 2023, we had 87.7 million shares of common stock outstanding and had outstanding options and warrants for the purchase of up to 36.4 million additional shares of common stock, of which approximately 35.2 million were exercisable as of December 31, 2023.  In addition, as described more fully below, holders of convertible notes may elect to receive up to 36.4 million shares of common stock upon conversion of the notes, and we may elect to pay accrued interest on the notes in shares of our common stock.  The majority of the shares of common stock underlying these securities are currently registered for sale to the holder or for public resale by the holder.  The amount of common stock reserved for issuance may have an adverse impact on our ability to raise capital and may affect the price and liquidity of our common stock in the public market. In addition, the issuance of these shares of common stock will have a dilutive effect on current stockholders’ ownership.

The conversion of outstanding convertible notes into shares of common stock, and the issuance of common stock by us as payment of accrued interest upon the convertible notes, could materially dilute our current stockholders.

We have an aggregate principal amount of $4.9 million in convertible notes outstanding at December 31, 2023.  The notes are convertible into shares of our common stock at fixed conversion prices, which may be less than the market price of our common stock at the time of conversion.  If the entire principal were converted into shares of common stock, we would be required to issue an aggregate of up to 36.4 million shares of common stock.  If we issue all of these shares, the ownership of our current stockholders will be diluted.

Further, we may elect to pay interest on the notes, at our option, in shares of common stock, at a price equal to the then-market price for our common stock.  From 2018 to 2023, we issued an aggregate of approximately 7.3 million shares of common stock as in-kind interest payments on our convertible notes.  We currently do not believe that we will have the financial ability to make payments on the notes in cash when due.  Accordingly, we currently intend to make such payments in shares of our common stock to the greatest extent possible.  Such interest payments could further dilute our current stockholders.

The price of our common stock may be subject to substantial volatility.

The trading price of our common stock has been and may continue to be volatile. Between January 1, 2022 and March 1, 2024, the reported high and low sales prices for our common stock ranged between $0.07 and $1.20 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control.  These factors include, but are not limited to, developments in outstanding litigation, our performance and prospects, general conditions of the markets in which we compete, economic and financial conditions, and the impact of future pandemics on global financial markets.  Such volatility could materially and adversely affect the market price of our common stock in future periods.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

For purposes of the following disclosure, the terms "cybersecurity incident" and "cybersecurity threat" have the meanings given to such terms in Item 106 of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Given the small size of our organization, we leverage a third-party information technology ("IT") service provider for management of our information systems needs.  Our IT service provider works closely with executive management in the assessment, identification and management of cybersecurity threats.  Cybersecurity threats are prevented and detected by multiple approaches, including perimeter defense, vulnerability management, intrusion testing, multifactor authentication and data protection.  We are in the process of developing a formal cybersecurity awareness program that will include cybersecurity training for all employees and relevant contractors and will be integrated with our overall risk management process.  Material risks from cybersecurity threats, including those associated with the use of third-party service providers, are assessed during our annual review of our enterprise risks and related controls.

Our overall Board of Directors ("Board") has oversight of all enterprise risks, including those arising from cybersecurity threats.  The Board has not assigned that responsibility to any committee or subcommittee of the Board.  Assessments of ongoing and emerging enterprise risks, including cybersecurity threats, if applicable, are an integral part of our regularly scheduled Board meetings.

We have an informal cyber incident response plan for mitigating and remediating cybersecurity threats and incidents.  Any identified cybersecurity threats and incidents are promptly reported to executive management who, along with our IT professionals, will assess the severity of the event and formulate a response.  Our determination of the severity of a cybersecurity incident would generally include an evaluation of the incident's effect on the Company, including (i) our business strategy, results of operations, or financial condition, (ii) the integrity, confidentiality, resiliency, and security of our networks and systems, and (iii) our operations.  Based on the severity of the event, the Board will be notified and will provide strategic direction through the incident response and communication.

We rely on technology in all aspects of our business, including information systems of our third-party service providers.  The information systems upon which we depend have been, and likely continue to be, subject to cybersecurity threats such as unauthorized access attempts, business email compromise, phishing, malware, ransomware, hacking and other cyberattacks attempting to disrupt operations.  Our dependence on these information systems exposes us to cyberattacks, both directly and through cyberattacks impacting our service providers.  A significant cybersecurity incident could result in service interruptions, security events, regulatory compliance failures, the inability to protect employee or corporate information or assets against unauthorized access or use, or other operational difficulties.  As described above, we continuously monitor our cybersecurity threats, including risks associated with our use of service providers. We are not aware of any risks from cybersecurity threats, or previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

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

Holders

As of March 15, 2024, we had approximately 84 holders of record and we believe there are approximately 6,500 beneficial holders of our common stock.

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

Purchases of Equity Securities by Issuer and Affiliated Purchasers

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the year ended December 31, 2023.

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

We continue to aggressively pursue licensing opportunities with wireless communications companies that make, use or sell semiconductors and/or products that incorporate RF.  We believe there are a number of wireless communications companies that can benefit from the use of the RF technologies we have developed, whether through a license or, in certain cases, a joint product venture that may include licensing rights.  Our licensing efforts to date have required litigation in order to enforce and/or defend our intellectual property rights.  Since 2011, we have been involved in patent infringement litigation against Qualcomm and subsequently others for the unauthorized use of our technology.  Refer to Note 13 to our consolidated financial statements included in Item 8 for a complete discussion of our legal proceedings.  We have expended significant resources since 2011 and incurred significant debt for the enforcement and defense of our intellectual property rights.  As of December 31, 2023, we had five licensees for our technologies, including one licensee added in 2023.

Recent Developments

On November 6, 2023, we presented oral arguments in our appeal of the ParkerVision v. Qualcomm district court rulings that ended our district court case in Orlando, Florida in March 2022.  We are currently awaiting a ruling from the appellate court.

Liquidity and Capital Resources

With the exception of the year ended December 31, 2023, we have incurred significant losses from operations and negative cash flows in every year since inception, largely as a result of our significant investments in developing advanced technologies and protecting our intellectual property.  We have utilized the proceeds from sales of debt and equity securities and contingent funding arrangements with third parties to fund our operations, including the cost of litigation to enforce our intellectual property rights.

At December 31, 2023, we had cash and cash equivalents of approximately $2.6 million, working capital of $0.4 million, and an accumulated deficit of approximately $433.7 million.  Despite the net income and cash flows generated during the year ended December 31, 2023, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings, legal fees, and litigation expenses under our contingent funding arrangements.  In addition, we have approximately $1.5 million in convertible debt that, if not converted, will mature between June 2024 and January 2025. Our independent registered public accounting firm has included in their audit report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  See Note 2 to our consolidated financial statements included in Item 8 for a discussion of our liquidity and our ability to continue as a going concern.

We generated cash from operations of approximately $10.8 million for the year ended December 31, 2023 and used cash for operations of $3.0 million for the year ended December 31, 2022.  The increase in cash generated from operations from 2022 to 2023 is primarily due to proceeds received from the patent license and settlement agreement entered into in February 2023, net of contingent legal fees and expenses paid.

We made payments of $13.9 million on our secured contingent payment obligation during the year ended December 31, 2023, and paid approximately $0.3 million and $0.1 million in other debt obligations during the years ended December 31, 2023 and 2022, respectively.  For the year ended December 31, 2023, we received aggregate proceeds from new borrowings under our secured contingent payment obligation of $5.0 million and aggregate net proceeds from issuance of convertible debt, equity financings, and option exercises of approximately $0.9 million, compared to approximately $2.1 million in proceeds from issuance of convertible debt, equity financings, and option exercises for the year ended December 31, 2022.

Significant portions of our litigation costs to date have been funded by contingent payment arrangements with legal counsel.  Fee discounts offered by legal counsel in exchange for contingent payments upon successful outcome in our litigation are not recognized in expense until such time that the related proceeds on which the contingent fees are payable are considered probable.  Contingent fees vary based on each firm’s specific fee agreement.  We currently have contingent fee arrangements in place for all of our active cases.  In addition to our contingent fee agreements with legal counsel, we have secured and unsecured contingent payment obligations to third parties that have priority payments due from patent-related proceeds as discussed more fully under “Financial Condition - Contingent Payment Obligations” below.

Based on our current outstanding legal proceedings, funding arrangements and contingent payment arrangements, we estimate that up to 100% of our initial future proceeds will be used to repay contingent payment arrangements at least until the first $5.8 million of outstanding principal under our secured contingent payment obligation has been repaid.  After repayment of $5.8 million in principal, we estimate that at least 75% of future proceeds could be payable to others until such time that certain minimum repayments have been achieved or our non recourse note matures in August 2028.  The amount of proceeds payable to others depends on the proceeding and the nature, amount and timing of proceeds, among other factors.

Patent enforcement litigation is costly and time-consuming, and the outcome is difficult to predict.  We expect to continue to invest in the support of our patent enforcement and licensing programs.  We expect that cash flows generated from proceeds received from patent enforcement actions and/or technology licenses in 2024, after deduction of contingent payment obligations, will not be sufficient to cover our operating expenses and debt repayment obligations.  In the event we do not generate revenues, or other patent-related proceeds, sufficient to cover our operational costs and contingent repayment obligations, we will be required to raise additional working capital through the sale of debt or equity securities or other financing arrangements.

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

Financial Condition

Intangible Assets

We consider our intellectual property, including patents, patent applications, trademarks, copyrights, and trade secrets to be significant to our business.  Our intangible assets are pledged as security for our secured contingent payment obligation with Brickell.  The net book value of our intangible assets was approximately $1.1 million and $1.4 million as of December 31, 2023 and 2022, respectively.  The cost basis for our intangible assets represents capitalized legal costs and agency filing fees for securing intellectual property protection and does not include the costs expended in developing the underlying intellectual property.  The cost of our intangible assets is amortized using the straight-line method over their estimated period of benefit, generally fifteen to twenty years.  The decrease in the carrying value of our intangible assets is primarily the result of $0.2 million in patent amortization expense recognized in 2023 as our portfolio matures.  Management evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists.  As part of our ongoing patent maintenance program, we may, from time to time, abandon a particular patent if we determine fees to maintain the patent exceed its expected recoverability.  For the years ended December 31, 2023 and 2022, we incurred losses of approximately $0.06 million and $0.12 million, respectively, for the write-off of specific patent assets.  These losses are included in operating expenses in the accompanying consolidated statements of comprehensive income (loss) included in Item 8.

Contingent Payment Obligations

We have secured and unsecured contingent payment obligations recorded at an aggregate estimated fair value of $37.0 million and $45.8 million as of December 31, 2023 and 2022, respectively.  These repayment obligations are contingent upon receipt of proceeds from patent enforcement and other patent monetization actions.  As a result, we have elected to account for these contingent payment obligations at their estimated fair values which are subject to significant estimates and assumptions as discussed in “Critical Accounting Policies” below.  Refer to Note 11 to our consolidated financial statements included in Item 8 for a discussion of the fair value measurement of our contingent payment obligations.

Our secured contingent payment obligation is payable to Brickell as a result of $23 million in aggregate borrowings under litigation funding arrangements initiated in 2016.  As of December 31, 2023, we have repaid Brickell an aggregate of $17.3 million to date under these agreements.  The contingent payment obligation to Brickell is recorded at its estimated fair market value of $29.4 million at December 31, 2023, a decrease of $11.3 million or 28% from the estimated fair market value at December 31, 2022.  This decrease in fair value is primarily the result of $13.9 million in repayments, along with renegotiation of future repayment arrangements with Brickell in 2023, offset by $5.0 million in new borrowings and continued increases in accrued interest payable to Brickell.

Brickell is entitled to the first $5.8 million in proceeds received by us, net of contingent legal fees, from any patent-related actions.  Thereafter, Brickell is entitled to a prorated percentage of net proceeds.  The underlying carrying value of the contingent payment obligation is represented by a non recourse note with a face value of $45.5 million, plus accrued interest of approximately $5.5 million as of December 31, 2023.  The note matures on August 14, 2028.  If our repayments to Brickell are insufficient to repay the face value of the note plus accrued interest by the maturity date, our remaining repayment obligations under the note will be reduced to zero with future payment obligations, if any, being determined under a separate prepaid forward purchase agreement that entitles Brickell to a specified percentage of monetary recoveries resulting from patent-related actions to the extent not already paid to Brickell under the note or previous litigation funding agreements.

In addition, we have incurred unsecured contingent payment obligations in connection with various funding arrangements.  These contingent payment obligations are payable from our share of patent-related proceeds after satisfaction of our obligation to Brickell and payment of contingent fees to legal counsel.  These unsecured contingent payment obligations are recorded at an aggregate estimated fair value of $7.6 million at December 31, 2023, representing an increase of $2.5 million from the estimated fair market value at December 31, 2022.  This increase is primarily the result of changes in the estimated amounts and timing of projected future cash flows due to changes in probabilities and time frames based on the status of various patent infringement actions.  The maximum payment obligation for our unsecured contingent payment obligations is $10.8 million at December 31, 2023.

See “Change in Fair Value of Contingent Obligations” included in “Results of Operations” below for a discussion of the changes in the estimated fair values of our secured and unsecured contingent payment obligations.

Note Payable

As of December 31, 2023, we have a $0.5 million unsecured note payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party.  The note calls for monthly payments of $12,500 through March 2027 with a final payment of approximately $0.02 million in April 2027.  Failure to comply with the payment terms of this note constitutes an event of default which, if uncured, will result in the entire unpaid principal balance of the note and any unpaid, accrued interest to become immediately due and payable.  In addition, an event of default results in an increase in the interest rate under the notes to a default rate of 12% per annum.  Notes payable are discussed more fully in Note 8 to our consolidated financial statements included in Item 8.

Convertible Notes

As of December 31, 2023, we have $4.9 million in notes that are convertible, at the holders’ option, into shares of our common stock at fixed conversion prices ranging from $0.08 to $0.25 per share.  These notes mature at varying dates from June 2024 to January 2028.  The majority of the notes bear interest at a stated rate of 8%, payable quarterly.  We have the option, subject to certain conditions, to pay the quarterly interest in-kind with shares of our common stock based on market price at the interest payment date.  To date, all of the interest payments under these convertible notes have been paid in-kind and we anticipate that future payments of interest will also be paid in-kind.  The notes provide for events of default that include failure to pay principal or interest when due, breach of any of the representations made by us, events of liquidation or bankruptcy, and a change in control.  In the event of default, the interest rate increases to 12% per annum and the outstanding principal balance of the notes plus all accrued interest due may be declared immediately payable by the holders of a majority of the then-outstanding notes.  Our convertible notes payable are more fully discussed in Note 9 to our consolidated financial statements included in Item 8.

Deferred Tax Assets and Related Valuation Allowance

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  As of December 31, 2023, we had net deferred tax assets of approximately $83.7 million, primarily related to our NOL carryforwards, which were fully offset by a valuation allowance due to the uncertainty related to realization of these assets through future taxable income.  In addition, our ability to benefit from our NOL and other tax credit carryforwards could be limited under Section 382 as more fully discussed in “Risk Factors” and in Note 12 to our consolidated financial statements included in Item 8.

Results of Operations for Each of the Years Ended December 31, 2023 and 2022

Revenues and Gross Margins

Licensing revenue was $25.00 million and $0.93 million for the years ended December 31, 2023 and December 31, 2022, respectively.  Our licensing revenue is from patent licensing and settlement agreements resulting from patent enforcement actions filed by us.  To date, all of our license and settlement agreements have consisted of a one-time, lump sum payment with no recurring future revenue.  We recognized revenue from each contract when the parties’ performance obligations were met.  Cost of sales related to the licensing revenue consists of amortization expense related to the patents covered under the license agreements.  Our licensing revenue is expected to vary based on the market size of the licensee and the specific terms of the license and settlement agreement.

Our licensing proceeds in 2023 were used to pay contingent out-of-pocket expenses and fees incurred by our litigation counsel and to repay a portion of our secured contingent payment obligations.  Our licensing proceeds in 2022 were fully used to pay contingent out-of-pocket expenses incurred by our litigation counsel and therefore did not have an impact on our cash flows from operations.   The contingent out-of-pocket expenses, which are recognized in the same period as the corresponding revenue, are included in selling, general and administrative expenses.

Although we anticipate additional revenue to result from our licensing and patent enforcement actions, the amount and timing is highly unpredictable and there can be no assurance that we will achieve our anticipated results.

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

Our selling, general and administrative expenses were approximately $14.7 million for the year ended December 31, 2023, as compared to approximately $7.8 million for the year ended December 31, 2022, representing an increase of approximately $7.0 million or 90%.  This increase results primarily from a $9.6 million increase in litigation fees and expenses and is partially offset by a decrease in share-based compensation of $2.6 million attributed to nonqualified stock options and restricted stock units becoming fully vested during the year ended December 31, 2022.  We recognized approximately $11.1 million and $0.9 million in contingent litigation expenses resulting from patent license and settlement arrangements for the years ended December 31, 2023 and December 31, 2022, respectively.  The contingent legal fees and expenses recognized are generally proportionate to the amount of gross proceeds received from our confidential patent license and settlement agreements.

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

For the year ended December 31, 2023, we recorded a net increase in the aggregate fair value of our secured and unsecured contingent payment obligations of approximately $0.1 million.  The majority of the change in fair value is attributable to changes in the estimated amounts and timing of projected future cash flows due to changes in probabilities and time frames based on the status of various patent infringement actions, as well as the impact of revised funding agreements with Brickell.

Critical Accounting Policies

We believe that the following are critical accounting policies and estimates that significantly impact the preparation of our consolidated financial statements:

Contingent Payment Obligations

We have accounted for our secured and unsecured contingent payment obligations as long-term debt. Our repayment obligations are contingent upon the receipt of proceeds from patent enforcement or other patent monetization actions. We have elected to measure our contingent payment obligations at their estimated fair values based on the variable and contingent nature of the repayment provisions.  We have determined that the fair value of our secured and unsecured contingent payment obligations falls within Level 3 in the fair value hierarchy, which involves significant estimates and assumptions including projected future patent-related proceeds and the risk-adjusted rate for discounting future cash flows.  Actual results could differ from the estimates made.  Changes in fair value, including the component related to imputed interest, are included in the consolidated statements of comprehensive income (loss) under the heading “Change in fair value of contingent payment obligations.”  Refer to Note 11 to our consolidated financial statements included in Item 8 for a discussion of the significant estimates and assumptions used in estimating the fair value of our contingent payment obligations.

Accounting for Share-Based Compensation

We calculate the fair value of share-based equity awards, including restricted stock, stock options and restricted stock units (“RSUs”), on the date of grant and recognize the calculated fair value as compensation expense over the requisite service periods of the related awards.  The fair value of stock option awards is determined using the Black-Scholes option valuation model that requires the use of highly subjective assumptions and estimates including how long the holder will retain their stock options before exercising them and the volatility of our common stock price over the expected life of the equity award.  Changes in these subjective assumptions can materially affect the estimate of fair value of share-based compensation and consequently, the related amount recognized as expense in the consolidated statements of comprehensive income (loss).

New Accounting Pronouncements

There have been no new accounting pronouncements that are expected to have a material impact on our financial position, results of operations or cash flows when they become effective.

Off-Balance Sheet Transactions

As of December 31, 2023, we had outstanding warrants to purchase 10.3 million shares of our common stock. The estimated grant date fair value of these warrants of approximately $3.5 million is included in shareholders’ deficit in our consolidated balance sheet for the year ended December 31, 2023.  The outstanding warrants have an average exercise price of $0.75 per share and a weighted average remaining life of approximately 1.5 years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements
Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (for the years ended December 31, 2023 and 2022) (PCAOB ID: 569)	22

FINANCIAL STATEMENTS:
Consolidated Balance Sheets – December 31, 2023 and 2022	24
Consolidated Statements of Comprehensive Income (Loss) - for the years ended December 31, 2023 and 2022	25
Consolidated Statements of Shareholders’ Deficit - for the years ended December 31, 2023 and 2022	26
Consolidated Statements of Cash Flows - for the years ended December 31, 2023 and 2022	27
Notes to Consolidated Financial Statements - December 31, 2023 and 2022	28

SUPPLEMENTARY DATA:
Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ParkerVision, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ParkerVision, Inc. (the “Company”) and its subsidiary as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive income (loss), shareholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company's current resources are not sufficient to meet their liquidity needs for the next twelve months, the Company has historically suffered recurring losses from operations, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management's plans regarding those matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of Fair Value of Contingent Payment Obligations

As disclosed in Note 1 of the Company’s consolidated financial statements, the Company accounts for their secured and unsecured contingent payment obligations as long-term debt.  Their payment obligations are contingent upon the receipt of proceeds from patent enforcement and/or patent monetization actions.  The Company has elected to measure their contingent payment obligations at their estimated fair values.  The Company recorded the fair value of their contingent payment obligations at approximately $37,020,000 as of December 31, 2023.

Auditing management’s estimate of the fair value of their contingent payment obligations involved subjective evaluation and a high degree of auditor judgement due to significant assumptions involved in estimating the receipt of proceeds from patent enforcement and/or patent monetization actions.

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

Fort Lauderdale, Florida

March 21, 2024

PARKERVISION, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

(in thousands)

	2023	2022
CURRENT ASSETS:
Cash and cash equivalents	$2,560	$109
Prepaid expenses	61	244
Other current assets	34	30
Total current assets	2,655	383

Intangible assets, net	1,055	1,359
Other assets, net	313	9
Total assets	$4,023	$1,751

CURRENT LIABILITIES:
Accounts payable	$573	$901
Accrued expenses:
Salaries and wages	23	23
Professional fees	67	79
Other accrued expenses	447	490
Convertible notes, current portion	1,045	625
Related party note payable, current portion	134	139
Total current liabilities	2,289	2,257

LONG-TERM LIABILITIES:
Secured contingent payment obligation	29,402	40,708
Unsecured contingent payment obligations	7,618	5,089
Convertible notes, net of current portion	3,893	3,913
Related party note payable, net of current portion	340	473
Total long-term liabilities	41,253	50,183
Total liabilities	43,542	52,440

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $.01 par value, 175,000 shares authorized, 87,681 and 81,246 issued and outstanding at December 31, 2023 and 2022, respectively	877	812
Additional paid-in capital	393,314	391,724
Accumulated deficit	(433,710)	(443,225)
Total shareholders' deficit	(39,519)	(50,689)
Total liabilities and shareholders' deficit	$4,023	$1,751

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED December 31, 2023 and 2022

(in thousands, except per share amounts)

	2023	2022
Licensing revenue	$25,000	$925
Cost of sales	(227)	(10)
Gross margin	24,773	915

Selling, general, and administrative expenses	14,744	7,773
Total operating expenses	14,744	7,773

Interest and other income	58	103
Interest and other expense	(424)	(324)
Change in fair value of contingent payment obligations	(148)	(2,734)
Total interest and other	(514)	(2,955)

Net income (loss) before income tax	9,515	(9,813)

Provision for income taxes	-	-

Net income (loss)	9,515	(9,813)

Other comprehensive income, net of tax	-	-

Comprehensive income (loss)	$9,515	$(9,813)

Earnings (loss) per common share
Basic	$0.11	$(0.13)
Diluted	$0.08	$(0.13)

Weighted average common shares outstanding
Basic	85,732	78,395
Diluted	119,888	78,395

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2023 and 2022

(in thousands)

	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2021	$770	$387,865	$(433,412)	$(44,777)
Issuance of common stock and warrants in public and private offerings, net of issuance costs	20	362	-	382
Issuance of common stock upon exercise of options and warrants	5	78	-	83
Issuance of common stock and warrants for services	2	57	-	59
Issuance of common stock upon conversion and payment of interest in kind on convertible debt	14	282	-	296
Share-based compensation, net of shares withheld for taxes	1	3,080	-	3,081
Net loss for the year	-	-	(9,813)	(9,813)
Balance as of December 31, 2022	812	391,724	(443,225)	(50,689)
Issuance of common stock and warrants in public and private offerings, net of issuance costs	8	422	-	430
Issuance of common stock upon exercise of options and warrants	1	3	-	4
Issuance of common stock, warrants, and options for services	5	122	-	127
Issuance of common stock upon conversion and payment of interest in kind on convertible debt	49	542	-	591
Share-based compensation, net of shares withheld for taxes	2	501	-	503
Net income for the year	-	-	9,515	9,515
Balance as of December 31, 2023	$877	$393,314	$(433,710)	$(39,519)

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2023 and 2022

(in thousands)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,515	$(9,813)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	256	311
Share-based compensation	503	3,081
Change in fair value of contingent payment obligations	148	2,734
Loss on disposal/impairment of equipment and intangible assets	55	124
Paid in kind interest expense	402	299
Changes in operating assets and liabilities:
Prepaid expenses and other assets	306	396
Accounts payable and accrued expenses	(394)	(91)
Total adjustments	1,276	6,854
Net cash provided by (used in) operating activities	10,791	(2,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2)	(4)
Net cash used in investing activities	(2)	(4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in private offerings	121	382
Net proceeds from exercise of options and warrants	4	83
Net proceeds from debt financings	800	1,668
Proceeds from contingent payment obligation	5,000	-
Repayment of contingent payment obligation	(13,925)	-
Principal payments on long-term debt	(338)	(91)
Net cash (used in) provided by financing activities	(8,338)	2,042

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,451	(921)
CASH AND CASH EQUIVALENTS, beginning of year	109	1,030
CASH AND CASH EQUIVALENTS, end of year	$2,560	$109

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$24	$24
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

Basis of Presentation

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”).  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  The consolidated financial statements include the accounts of ParkerVision, Inc. and our wholly-owned German subsidiary, ParkerVision GmbH, after elimination of all intercompany transactions and accounts.  As of December 31, 2023, we are in the process of liquidating ParkerVision GmbH which will have no impact on the consolidated financial statements.

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

Intangible Assets

We capitalize outside legal costs and agency filing fees incurred in connection with securing the rights to our intellectual property.  Patents, copyrights, and other intangible assets are amortized using the straight-line method over their estimated period of benefit.  We estimate the economic lives of our patents and copyrights to be fifteen to twenty years.  Management evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists.  As part of our ongoing patent maintenance program, we will, from time to time, abandon a particular patent if we determine fees to maintain the patent exceed its expected recoverability.  The cost and accumulated amortization of abandoned intangible assets are removed from their respective accounts, and any resulting net loss is recognized in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss).

Contingent Payment Obligations

We have accounted for our secured and unsecured contingent payment obligations as long-term debt in accordance with Accounting Standards Codification (“ASC”) 470-10-25, “Sales of Future Revenues or Various other Measures of Income.”  Our payment obligations are contingent upon the receipt of proceeds from patent enforcement and/or patent monetization actions.  We have elected to measure our contingent payment obligations at their estimated fair values in accordance with ASC 825, “Financial Instruments” based on the variable and contingent nature of the repayment provisions.  We have determined that the fair value of our secured and unsecured contingent payment obligations falls within Level 3 in the fair value hierarchy, which involves significant estimates, and assumptions including projected future patent-related proceeds and the risk-adjusted rate for discounting future cash flows (see Note 11).  Actual results could differ from the estimates made.  Changes in fair value, including the component related to imputed interest, are included in the accompanying consolidated statements of comprehensive income (loss) under the heading “Change in fair value of contingent payment obligations.”

Leases

We account for finance and operating leases in accordance with ASC 842, “Leases” which requires the recognition of lease right-of-use assets and lease liabilities on our consolidated balance sheets for finance and operating leases with initial lease terms of more than 12 months. No new finance or operating leases commenced during the years ended December 31, 2023 or 2022.  The impacts of leasing arrangements during the years ended December 31, 2023 and 2022 were not considered material.

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

Cost of Sales

Cost of sales includes amortization of intangible assets directly linked with revenue generating licensing activities.  Amortization expense for intangible assets that are not directly related to revenue generating licensing activities are included in selling, general, and administrative expenses in our consolidated statements of comprehensive income (loss).  As a result of the confidential patent license and settlement agreement reached in February 2023, all of our patents are now directly linked with revenue generating licensing activities and, therefore, amortization expense for all intangible assets is now recorded to cost of sales.

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

Income Taxes

The provision for income taxes is based on income (loss) before taxes as reported in the accompanying consolidated statements of comprehensive income (loss).  Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  Our deferred tax assets exclude unrecognized tax benefits which do not meet a more-likely-than-not threshold for financial statement recognition for tax positions taken or expected to be taken in a tax return.

2. LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements as of and for the year ended December 31, 2023 were prepared assuming we will continue as a going concern, which contemplates that we will continue in operation and will be able to realize our assets and settle our liabilities and commitments in the normal course of business for a period of at least one year from the issuance date of these consolidated financial statements.  These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should we be unable to continue as a going concern.

With the exception of the year ended December 31, 2023,we have incurred significant losses from operations and negative cash flows in every year since inception, largely as a result of our significant investments in developing advanced technologies and protecting our intellectual property.  We have utilized the proceeds from sales of debt and equity securities and contingent funding arrangements with third parties to fund our operations, including the cost of litigation to enforce our intellectual property rights.  At December 31, 2023, we had cash and cash equivalents of approximately $2.6 million, working capital of $0.4 million, and an accumulated deficit of approximately $433.7 million.

For the year ended December 31, 2023, we recognized net income of approximately $9.5 million and cash flows from operations of approximately $10.8 million.  The net income and related cash flows is a result of revenue from a patent license and settlement agreement, net of contingent legal fees.  For the year ended December 31, 2023, we made payments of $13.9 million on our secured contingent payment obligation, $0.1 million on a related party note, and $0.2 million upon the maturity of convertible notes.  We received aggregate proceeds from new borrowings under our secured contingent payment obligation of $5.0 million and aggregate net proceeds from convertible debt and equity financings of approximately $0.9 million.  These proceeds will be used to support our operations.

Despite the net income and cash flows generated during the year ended December 31, 2023, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings, legal fees, and litigation expenses under our contingent funding arrangements.  In addition, we have approximately $1.5 million in convertible debt that, if not converted, will mature between June 2024 and January 2025. These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these consolidated financial statements.

Our business plan is currently focused solely on our patent enforcement and technology licensing objectives.  The timing and amount of proceeds from our patent enforcement actions are difficult to predict and there can be no assurance we will receive any proceeds from these enforcement actions. Refer to Note 13 for a complete discussion of our patent enforcement proceedings.

Significant portions of our litigation costs to date have been funded by contingent payment arrangements with legal counsel.  Fee discounts offered by legal counsel in exchange for contingent payments upon successful outcome in our litigation are not recognized in expense until such time that the related proceeds on which the contingent fees are payable are considered probable.  Contingent fees vary based on each firm’s specific fee agreement.  We currently have contingent fee arrangements in place for all of our active cases. In addition to our contingent fee agreements with legal counsel, we have secured and unsecured contingent payment obligations that have priority payments due from patent-related proceeds.

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

We expect to continue to invest in the support of our patent licensing and enforcement program.  The long-term continuation of our business plan is dependent upon the generation of sufficient cash flows from our technologies and or products to offset expenses and debt obligations.  In the event that we do not generate sufficient cash flows, we will be required to obtain additional funding through public or private debt or equity financing or contingent fee arrangements and/or reduce operating costs.  Failure to generate sufficient cash flows, raise additional capital through debt or equity financings or contingent fee arrangements, and/or reduce operating costs could have a material adverse effect on our ability to meet our short and long-term liquidity needs and achieve our intended long-term business objectives.

3. REVENUE

During the years ended December 31, 2023 and 2022, we recognized $25.00 million and $0.93 million of revenue, respectively, derived from contracts with licensees.  The contracts provide access to specified patented technologies as they exist at a point in time, and we have no obligation to provide any future updates.  The consideration received by us was negotiated as part of a settlement of patent litigation where no prior license agreement existed.  The performance obligations were satisfied upon our dismissal of patent enforcement actions with each licensee which was contingent upon our receipt of the negotiated and agreed-upon lump-sum payments from the licensees.  The contracts included no variable consideration.  All consideration received was recorded to licensing revenue as there were no other material components of the contracts.  No contract assets or liabilities exist as of December 31, 2023.

4. EARNINGS PER SHARE

Basic earnings per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share for the year ended December 31, 2022, as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive.  The dilutive effect of outstanding options and warrants is calculated using the treasury stock method.  The dilutive effect of shares underlying convertible notes was calculated using the if-converted method.  The following table shows the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2023 and 2022 (net income (loss) and shares in thousands):

	Year Ended December 31,
	2023	2022
Numerator:
Net income (loss)	$9,515	$(9,813)
Effect of dilutive securities	402	-
Net income (loss) adjusted for dilutive effect	9,917	(9,813)

Denominator:
Weighted-average basic shares outstanding	85,732	78,395
Effect of dilutive securities	34,156	-
Weighted-average diluted shares	119,888	78,395

Basic earnings (loss) per share	$0.11	$(0.13)
Diluted earnings (loss) per share	$0.08	$(0.13)

Diluted earnings per common share for the years ended December 31, 2023 and 2022 excludes options, warrants, and shares underlying convertible notes that are anti-dilutive.  The anti-dilutive common share equivalents at December 31, 2023 and 2022 were as follows (in thousands):

	2023	2022
Options outstanding	26,034	24,380
Warrants outstanding	10,346	10,346
Shares underlying convertible notes	-	32,734
	36,380	67,460

5. PREPAID EXPENSES

Prepaid expenses consisted of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022
Prepaid services	$31	$202
Prepaid insurance	12	25
Prepaid licenses, software tools and support	16	15
Other prepaid expenses	2	2
	$61	$244

Prepaid services at December 31, 2022 include approximately $0.2 million of consulting services paid in shares of stock or warrants to purchase shares of stock in the future.  There were no consulting services paid in shares of stock or warrants included in prepaid services at December 31, 2023.

6. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022

Patents and copyrights	$10,431	$14,319
Less accumulated amortization	(9,376)	(12,960)
	$1,055	$1,359

Amortization expense for the years ended December 31, 2023 and 2022 was approximately $0.25 million and $0.30 million, respectively.  For the years ended December 31, 2023 and 2022, we recorded losses on the disposal of intangible assets of approximately $0.06 million and $0.12 million, respectively.

Future estimated amortization expense for intangible assets that have remaining unamortized amounts as of December 31, 2023 is as follows (in thousands):

2024	$228
2025	193
2026	132
2027	115
2028	99
2029 and thereafter	288
Total	$1,055

7. ACCRUED LIABILITIES

Other accrued expenses consisted of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022
Advances	$375	$425
Accrued interest	66	56
Other accrued expenses	6	9
	$447	$490

Advances include amounts received from litigation counsel as advanced reimbursement of out-of-pocket expenses expected to be incurred by us.

8. NOTES PAYABLE

Note Payable to a Related Party

We have an unsecured promissory note payable of $0.5 million to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party (see Note 16), for outstanding unpaid fees for legal services.  The note, as amended, accrues interest at 4% per annum and provides for monthly payments of principal and interest of $12,500 with a final balloon payment of approximately $0.02 million due at the maturity date of April 30, 2027.  We are currently in compliance with all the terms of the note, as amended.  For the years ended December 31, 2023 and 2022, we recognized interest expense of approximately $0.02 million and $0.03 million, respectively related to this note.

At December 31, 2023, the aggregate maturities of our notes payable are as follows (in thousands):

2024	$134
2025	139
2026	144
2027	57
Total	$474

The estimated fair value of our notes payable at December 31, 2023 is approximately $0.39 million based on a risk-adjusted discount rate.

9. CONVERTIBLE NOTES

Our convertible notes represent promissory notes that are convertible, at the holders’ option, into shares of our common stock at fixed conversion prices.  Interest payments are made on a quarterly basis and are payable, at our option and subject to certain equity conditions, in either cash, shares of our common stock, or a combination thereof.  The number of shares issued for interest is determined by dividing the interest payment amount by the closing price of our common stock on the trading day immediately prior to the scheduled interest payment date.  To date, all interest payments on the convertible notes have been made in shares of our common stock.  We have recognized the convertible notes as debt in our consolidated financial statements.

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

In September  2023, we issued a 2.5-year, $0.1 million convertible note with a fixed conversion price of $0.25 per share to a Company director (see Note 16).  In January 2023, we sold five-year convertible promissory notes for aggregate proceeds of $0.7 million and a conversion price of $0.16 per share (the "January 2023 Notes"). The shares underlying the January 2023 Notes, as well as shares reserved for future in-kind interest payments on the notes, were registered on a registration statement that was declared effective on May 11, 2023 (File No. 333- 271351).  In 2022 we sold five-year convertible promissory notes for aggregate proceeds of $1.7 million and a conversion price of $0.13 per share.  The shares underlying the notes, as well as shares reserved for future in-kind interest payments on the notes, were registered on a registration statement that was declared effective on August 22, 2022 (File No. 333- 266777).

For the year ended December 31, 2023, we repaid an aggregate of $0.2 million at maturity.  For the years ended December 31, 2023 and 2022, convertible notes with a face value of $0.2 million and $0.03 million, respectively, were converted by the holders into 1.5 million and 0.3 million shares of our common stock, respectively.  On September 15, 2023, we amended convertible notes dated September 18, 2018, with an aggregate face value of $0.43 million.  The conversion price of the notes was $0.57 per share and the original maturity date of the notes was September 18, 2023.  The notes were amended to reduce the conversion price to $0.25 per share and extend the maturity date by 2.5 years, or until March 18, 2026.  All other terms of the notes remain unchanged.  Additionally, on September 15, 2023, we amended the convertible promissory notes dated February 28, 2019 and March 13, 2019 with an aggregate face value of $0.75 million to extend the maturity dates from February 28, 2024 and March 13, 2024 to February 28, 2026 and March 13, 2026, respectively.  All other terms of the notes, including the $0.25 fixed conversion price, remain unchanged.  As a result of these modifications, the notes were considered to be modified under a troubled debt restructuring in accordance with ASC 470- 60.  No gain or loss was recognized as a result of the restructurings.

At the holders’ option, subject to ownership limitations, the convertible notes outstanding at December 31, 2023 could be converted into an aggregate of approximately 36.4 million shares of our common stock based on the fixed conversion prices. With the exception of the shares underlying the September 15, 2023 note to a related party, all of the shares underlying our convertible notes, including shares reserved for future in-kind interest payments on the notes, have been registered for resale.

For the years ended December 31, 2023 and 2022, we recognized interest expense of approximately $0.4 million and $0.3 million, respectively.  We have elected to pay contractual interest in shares of our common stock.  For the years ended December 31, 2023 and 2022, we issued approximately 3,336,000 and 1,203,000 shares of our common stock, respectively, as interest-in-kind payments on our convertible notes.

Convertible notes payable at December 31, 2023 and 2022, consist of the following (in thousands):

	Fixed
	Conversion		Interest		December 31,
Description	Rate		Rate	Maturity Date	2023	2022
Convertible notes dated September 10, 2018	$0.40		8.0%	September 7, 2023	$-	$200
Convertible notes dated September 18, 2018	$0.25	[1]	8.0%	March 18, 2026 [1]	425	425
Convertible notes dated February/March 2019	$0.25		8.0%	February 28, 2026 to March 13, 2026 [2]	750	750
Convertible notes dated June/July 2019	$0.10		8.0%	June 7, 2024 to July 15, 2024	295	295
Convertible notes dated July 18, 2019	$0.08		7.5%	July 18, 2024	700	700
Convertible notes dated September 13, 2019	$0.10		8.0%	September 13, 2024	50	50
Convertible notes dated January 8, 2020	$0.13		8.0%	January 8, 2025 [3]	450	450
Convertible notes dated May-August 2022	$0.13		8.0%	May 10, 2027 to August 3, 2027	1,468	1,668
Convertible note dated January 11, 2023	$0.16		9.0%	January 11, 2028 [3]	500	-
Convertible notes dated January 13, 2023	$0.16		9.0%	January 13, 2028	200	-
Convertible note dated September 15, 2023	$0.25		8.0%	March 15, 2026	100	-
Total principal balance					4,938	4,538
Less current portion					1,045	625
					$3,893	$3,913

1 These notes were amended on September 15, 2023, reducing the conversion rate from $0.57 per share to $0.25 per share and extending the maturity date from September 18, 2023 to March 18, 2026.  The amendments are accounted for on a prospective basis in accordance with ASC 470-60.

2 These notes were amended on September 15, 2023, extending the maturity date from February 28, 2024 through March 13, 2024 to February 28, 2026 through March 13, 2026.  The amendments are accounted for on a prospective basis in accordance with ASC 470-60.

3 The maturity date may be extended by one-year increments for up to an additional ten years at the holder’s option at a reduced interest rate of 2%.

At December 31, 2023, we estimate our convertible notes have an aggregate fair value of approximately $3.7 million and would be categorized within Level 2 of the fair value hierarchy.

10. CONTINGENT PAYMENT OBLIGATIONS

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation measured at estimated fair market value for the years ended December 31, 2023 and 2022, respectively (in thousands):

	2023	2022
Secured contingent payment obligation, beginning of year	$40,708	$37,372
Proceeds from contingent payment obligation	5,000	-
Repayment	(13,925)	-
Change in fair value	(2,381)	3,336
Secured contingent payment obligation, end of year	$29,402	$40,708

Our secured contingent payment obligation represents the estimated fair value of our repayment obligation to Brickell Key Investments, LP (“Brickell”) under a February 2016 funding agreement, as amended from time to time.  On August 14, 2023, the contingent funding agreement with Brickell was replaced with a secured, non-recourse note (the "Note") and a prepaid forward purchase agreement (the "PPFPA").  The Note has a face value of $45.5 million ("Face Value"), accrues simple interest at a fixed rate, and matures on August 14, 2028.  Payments under the Note will be made solely from proceeds from our patent assets, net of contingent fees payable to attorneys ("Distributions").  We are obligated to pay one hundred percent (100%) of the first $5.8 million in Distributions to Brickell, and thereafter will pay a percentage of Distributions, which varies depending upon the origin of the Distributions, until the Face Value of the Note, and accrued interest thereon, has been repaid in full.  If the amounts payable to Brickell from Distributions are insufficient to repay the face value and interest accrued on the Note by the maturity date, our remaining repayment obligations under the Note will be reduced to zero with future payment obligations, if any, being determined under the PPFPA.  The Note is secured by our patent assets and related proceeds and contains standard and customary representations, warranties and covenants.  The Note contains events of default including, but not limited to, (a) failure to pay principal or interest on the Note when due; (b) breach of representations or covenants, (c) impairment in the perfection or priority of Brickell's security interests in the collateral, and (d) bankruptcy or dissolution of the Company.  In the event of a default, the outstanding principal and accrued interest on the Note will become immediately due and payable.  The PPFPA extends beyond the maturity date of the Note and provides that Brickell is entitled to a specified percentage of monetary recoveries resulting from our patent-related actions to the extent not already paid to Brickell under the Note, or otherwise prior to the inception of the Note.  The PPFPA also contains standard and customary representations, warranties and covenants.  The Note and PPFPA are collectively referred to as our secured contingent payment obligation.

To date, we have received aggregate proceeds of $23 million in exchange for Brickell’s right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions and have repaid an aggregate of $17.3 million from patent license and settlement proceeds.  The underlying carrying value of the Note, which includes the Face Value plus accrued interest, was approximately $51.0 million as of December 31, 2023, which compares to the minimum return due to Brickell under the prior agreement of $56.9 million as of December 31, 2022.  The range of potential proceeds payable to Brickell is discussed more fully in Note 11.

Brickell holds a senior security interest in the majority of our assets until such time as the Note, including accrued interest thereon, is paid in full.  The security interest is enforceable by Brickell in the event that we are in default under the agreement which would occur if (i) we fail, after notice, to pay proceeds to Brickell, (ii) we become insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to us, (iii) our creditors commence actions against us (which are not subsequently discharged) that affect our material assets, (iv) we, without Brickell’s consent, incur indebtedness other than immaterial ordinary course indebtedness, or (v) there is an uncured non-compliance of our obligations or misrepresentations under the agreement.  As of December 31, 2023, we are in compliance with our obligations under this agreement.

We have elected to measure our secured contingent payment obligation at its estimated fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods (see Note 11). The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the consolidated statements of comprehensive income (loss) until the contingency is resolved.

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair market value, for the years ended December 31, 2023 and 2022, respectively (in thousands):

	2023	2022
Unsecured contingent payment obligations, beginning of year	$5,089	$5,691
Change in fair value	2,529	(602)
Unsecured contingent payment obligations, end of year	$7,618	$5,089

Our unsecured contingent payment obligations represent amounts payable to others from future patent-related proceeds including (i) a termination fee due to a litigation funder (“Termination Fee”) and (ii) contingent payment rights (“CPRs”) issued to accredited investors primarily in connection with equity financings.  We have elected to measure these unsecured contingent payment obligations at their estimated fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The unsecured contingent payment obligations will be remeasured to fair value at each reporting period with changes recorded in the consolidated statements of comprehensive income (loss) until the contingency is resolved (see Note 11).

The Termination Fee is a result of $1.0 million in advances received under a letter agreement with a third-party funder.  Based on the terms of the letter agreement, if a final funding arrangement was not executed by March 31, 2020, we would be obligated to pay, from future patent-related proceeds, an aggregate termination payment equal to five times the advances received, or approximately $5.0 million.  We did not consummate a funding agreement and accordingly the advances were recorded as an unsecured contingent payment obligation at March 31, 2020, when the Termination Fee obligation was incurred.  As of  December 31, 2023, the estimated fair value of unsecured contingent payment obligations related to the Termination Fee is $3.5 million.

The CPRs represent the estimated fair value of rights provided to accredited investors who purchased shares of our common stock in 2020 and 2021 and the fair value of a right issued to a third-party in connection with a service agreement during the year ended December 31, 2020.  No sales of common stock with contingent payment rights were completed during the years ended December 31, 2023 and 2022.  The terms of the CPRs provide that we will pay each investor an allocated portion of our net proceeds from patent-related actions, after taking into account fees and expenses payable to law firms representing us and amounts payable to Brickell.  The investors’ allocated portion of net proceeds will be determined by multiplying the net proceeds recovered by us (up to $10 million) by the quotient of such investors’ subscription amount divided by $10 million, up to an amount equal to each investor’s subscription amount, or an aggregate of $5.8 million.  As of  December 31, 2023, the estimated fair value of our unsecured contingent payment obligations related to the CPRs is $4.1 million.

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

The following table summarizes financial assets and financial liabilities carried at fair value and measured on a recurring basis as of December 31, 2023 and 2022, segregated by classification within the fair value hierarchy (in thousands):

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023:
Liabilities:
Secured contingent payment obligation	$29,402	$-	$-	$29,402
Unsecured contingent payment obligations	7,618	-	-	7,618

December 31, 2022:
Liabilities:
Secured contingent payment obligation	40,708	-	-	40,708
Unsecured contingent payment obligations	5,089	-	-	5,089

For the years ended December 31, 2023 and 2022, respectively, we had no transfers of assets or liabilities between the levels of the hierarchy.

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used a risk-adjusted discount rate for the secured and unsecured contingent payment obligations of 18.12% and 18.51%, respectively, at  December 31, 2023, based on a risk-free rate of 4.12% and 4.51%, respectively, as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at  December 31, 2023, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$0.0	$43.1	$79.6	$0.0	$9.7	$10.8
Duration (in years)	0.5	2.3	3.5	0.5	1.4	3.5
Estimated probabilities	5%	20%	35%	5%	23%	35%

We evaluate the estimates and assumptions used in determining the fair value of our contingent payment obligations each reporting period and make any adjustments prospectively based on those evaluations.  Changes in any of these Level 3 inputs could result in a significantly higher or lower fair value measurement.

12. INCOME TAXES AND TAX STATUS

Our net income (loss) before income tax for the years ended December 31, 2023 and 2022 are from domestic operations as well as losses from our wholly-owned German subsidiary.  We elected to treat our German subsidiary as a disregarded entity for purposes of income taxes and accordingly, the losses from our German subsidiary have been included in our operating results.

No current or deferred tax provision was recorded in 2023 as a result of net operating loss ("NOL") carryforwards not previously recognized as a tax benefit that we expect to be able to utilize in the current year to offset income tax expense related to current period income.  No current or deferred tax benefit was recorded in 2022 as a result of current losses and fully deferred tax valuation allowances.  We have recorded a valuation allowance to state our remaining deferred tax assets at their estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for each of the years ended December 31, 2023 and 2022, respectively are as follows (in thousands):

	2023	2022
Tax expense (benefit) at statutory rate	$1,998	$(2,061)
State tax expense (benefit)	409	(422)
(Decrease) increase in valuation allowance	(2,512)	2,416
Other	105	67
	$-	$-

Our deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of our assets and liabilities at December 31, 2023 and 2022 (in thousands):

	2023	2022
Gross deferred tax assets:
Net operating loss carry-forward	$70,159	$75,470
Research and development credit carry-forward	4,565	5,356
Stock compensation	1,350	1,127
Patents and other	568	1,482
Contingent payment obligations	7,071	7,033
Fixed assets	(1)	(2)
Charitable contributions	2	-
Lease liabilities	-	1
	83,714	90,467
Less valuation allowance	(83,714)	(90,467)
Net deferred tax asset	$-	$-

At December 31, 2023, we had cumulative NOL carry-forwards for income tax purposes of $279.8 million, of which $239.1 million is subject to expiration in varying amounts from 2024 to 2037. At December 31, 2023, we also had research and development tax credit carryforwards of $4.6 million, which expire in varying amounts from 2024 through 2038.

Our ability to benefit from the NOL and tax credit carry-forwards could be limited under certain provisions of the Internal Revenue Code if there are ownership changes of more than 50%, as defined by Section 382 of the Internal Revenue Code of 1986 (“Section 382”).  Under Section 382, an ownership change may limit the amount of NOL, capital loss and R&D credit carry-forwards that can be used annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  We conduct a study annually of our ownership changes.  Based on the results of our studies, we have determined that we do not have any ownership changes on or prior to December 31, 2023 which would result in limitations of our NOL, capital loss or R&D credit carry-forwards under Section 382.

Uncertain Tax Positions

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Germany.  We have identified our Federal and Florida tax returns as our only major jurisdictions, as defined.  The periods subject to examination for those returns are the 2004 through 2023 tax years.  The following table provides a reconciliation of our unrecognized tax benefits due to uncertain tax positions for the years ended December 31, 2023 and 2022, respectively (in thousands):

	2023	2022
Unrecognized tax benefits – beginning of year	$638	$653
Reduction as a result of lapse of statute of limitations	-	(15)
Unrecognized tax benefits – end of year	$638	$638

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate so long as we maintain a full valuation allowance.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits.  For the years ended December 31, 2023 and 2022, we did not incur any income tax-related interest income, expense or penalties.

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

ParkerVision v. Qualcomm (Middle District of Florida-Orlando Division) - Appealed to U.S. Court of Appeals for the Federal Circuit

In March 2022, the district court ruled on a number of pre-trial motions in our patent infringement case against Qualcomm.  The court granted Qualcomm motions to strike and exclude opinions regarding the alleged infringement and validity issues, essentially precluding infringement and validity opinions by both of our experts at trial.  The court also issued an order granting Qualcomm’s motion for summary judgment ruling that Qualcomm did not infringe the remaining three patents in the case.  In April 2022, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit.  A hearing was held on our appellate action on November 6, 2023, and we are currently awaiting a ruling from the Federal Circuit.

This patent infringement case was originally filed in the Middle District of Florida in May 2014.  The case was stayed in February 2016 pending decisions in other cases, including the appeal of a PTAB proceeding with regard to U.S. patent 6,091,940 (“the ‘940 Patent”) asserted in this case.  In March 2017, the PTAB ruled in our favor on three of the six petitions (the method claims), ruled in Qualcomm’s favor on two of the six petitions (the apparatus claims) and issued a split decision on the claims covered in the sixth petition.  In September 2018, the Federal Circuit upheld the PTAB’s decision with regard to the ‘940 Patent and, in January 2019, the court lifted the stay in this case.  In July 2019, the court issued an order that granted our proposed selection of patent claims from four asserted patents, including the ‘940 Patent, and denied Qualcomm’s request to limit the claims and patents.  The court also agreed that we may elect to pursue accused products that were at issue at the time the case was stayed, as well as new products that were released by Qualcomm during the pendency of the stay.  In September 2019, Qualcomm filed a motion for partial summary judgment in an attempt to exclude certain patents from the case, including the ‘940 Patent.  The court denied this motion in January 2020.

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

In January 2022, the court held a hearing to allow the parties to present their respective positions on three outstanding motions.  In March 2022, the district court rulings in favor of Qualcomm closed the district court case, subject to our appeal.   As a result of the court’s summary judgment motion in favor of Qualcomm, Qualcomm has the right to petition the court for its fees and costs.  The court has granted a Qualcomm motion to delay such a petition until 30 days following the appellate court’s decision.  We are represented in this case on a full contingency fee basis.

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

ParkerVision v. Intel (Western District of Texas)

We filed two patent infringement complaints in the Western District of Texas against Intel Corporation (“Intel”) in 2020, alleging infringement of approximately ten of our patents by Intel cellular, WiFi and Bluetooth products.  The first case was scheduled for trial commencing February 6, 2023.  Beginning in November 2022, the parties filed a number of pre-trial motions.  The court held hearings on these pre-trial motions in January 2023.  The court issued its written orders with regard to these motions immediately prior to the February 6, 2023 trial start date.  As a result of the court's pre-trial rulings, the potential damages in the case decreased significantly.  On February 7, 2023, the parties resolved their outstanding dispute and we dismissed all pending actions against Intel.

ParkerVision v. TCL (Western District of Texas)

We filed two patent infringement actions in the Western District of Texas in 2020 and 2021 against TCL Industries Holdings Co., Ltd, a Chinese company, TCL Electronics Holdings Ltd., Shenzhen TCL New Technology Co., Ltd, TCL King Electrical Appliances (Huizhou) Co., Ltd., TCL Moka Int’l Ltd. and TCL Moka Manufacturing S.A. DE C.V. (collectively “TCL”) alleging infringement of approximately twelve of our patents.  The court issued its claim construction recommendations in the first TCL case, adopting our claim constructions in for nearly all of the disputed terms.  In January 2023, the TCL action was stayed pending final resolution of patent infringement actions filed against Realtek, the manufacturer of the integrated circuits used in TCL's alleged infringing products.

ParkerVision v. LGE (Western District of Texas)

We filed a patent infringement action in the Western District of Texas against LG Electronics, a South Korean company ("LGE") in 2021, alleging infringement of ten of our patents. The court issued its claim construction recommendations in June 2022, adopting our claim constructions for nearly all of the disputed terms.  In January 2023, the LGE action was stayed pending final resolution of patent infringement actions filed against Realtek and MediaTek as well as final resolution of IPR actions against patents in this case.

ParkerVision v. Realtek (Western District of Texas)

We filed two patent infringement actions in the Western District of Texas against Realtek Semiconductor Corp. ("Realtek"), the first in 2022 and a second in 2023, alleging infringement of an aggregate of seven of our patents.  A claim construction hearing was held in January 2024 in the first Realtek action and the court adopted the majority of our claim constructions.  A jury trial for the first Realtek action is currently scheduled for January 2025.

ParkerVision v. MediaTek (Western District of Texas)

We filed three patent infringement actions in the Western District of Texas against MediaTek Inc. and MediaTek USA Inc. (collectively, "MediaTek"), the first in 2022 and two additional cases in 2023, alleging infringement of an aggregate of ten of our patents.  A claim construction hearing was held in January 2024 in the first MediaTek action and the court adopted the majority of our claim constructions.  A jury trial for the first MediaTek action is currently scheduled for December 2024. The second MediaTek action has a tentative claim construction hearing date scheduled for May 2024 and jury trial in October 2025.

ParkerVision v. Texas Instruments (Western District of Texas)

We filed a patent infringement action in the Western District of Texas against Texas Instruments ("TI") in 2023, alleging infringement of three of our patents.  In December 2023, TI filed a motion to change venue to the Northern District of Texas. A ruling has not yet been issued on this motion. A claim construction hearing is tentatively scheduled for May 2024 with a jury trial scheduled in May 2025.

ParkerVision v. NXP Semiconductors (Western District of Texas)

We filed a patent infringement action in the Western District of Texas against NXP Semiconductors ("NXP") in 2023, alleging infringement of three of our patents.  A claim construction hearing is tentatively scheduled for May 2024 with a jury trial scheduled in August 2025.

Additional Patent Infringement Cases – Western District of Texas

ParkerVision filed a number of patent cases in the Western District of Texas in 2020 including cases against (i) Hisense Co., Ltd. and Hisense Visual Technology Co., Ltd (collectively “Hisense”), a Chinese company, (ii) Buffalo Inc., a Japanese company (“Buffalo”) and (iii) Zyxel Communications Corporation, a Chinese multinational electronics company headquartered in Taiwan, (“Zyxel”).  Each case alleged infringement of the same ten patents by products that incorporate modules containing certain WiFi semiconductors manufactured by Realtek and/or MediaTek.  We dismissed the actions against Buffalo and Zyxel in 2021 following satisfaction of the parties' obligations under patent license and settlement agreements.  In November 2022, we dismissed two cases against Hisense following satisfaction of the parties' obligations under a patent license and settlement agreement.

Intel (USPTO) v. ParkerVision (PTAB)

Intel filed IPR petitions against U.S. patent 7,539,474 (“the ‘474 Patent”), U.S. patent 7,110,444 ("the ‘444 Patent"), and U.S. patent 8,190,108 (“the ‘108 patent”) which were all patents asserted in ParkerVision v. Intel in the Western District of Texas.  In January 2022, the PTAB issued its final decision for the '474 Patent, ruling in our favor with respect to the seven challenged claims.   In January 2022, the PTAB also issued its final decision for the '444 Patent, determining that the single challenged claim of the '444 Patent was unpatentable.  In July 2022, we appealed the PTAB decision on the '444 Patent to the Federal Circuit and in December 2023, the appellate court issued its written opinion affirming the PTAB's decision. In June 2022, the PTAB issued its final decision for the '108 Patent, determining that the challenged claims of the '108 Patent were unpatentable.  We appealed this decision and anticipate a hearing date on our appeal by April 2024.  Following our February 2023 resolution of the infringement actions against Intel, Intel withdrew from the IPR cases; however the U.S. Patent and Trademark Office ("USPTO") has exercised its right to intervene to defend the PTAB's decisions.

TCL and LGE. v. ParkerVision (PTAB)
TCL, along with Hisense, filed IPR petitions against U.S. patent 7,292,835 (“the ‘835 Patent”) and the ‘444 Patent, both of which were asserted in the infringement cases against these parties in the Western District of Texas.  In December 2021, LGE filed nearly identical petitions against the same two patents along with a joinder motion requesting to join the existing petitions, which was granted by the PTAB in April 2022.  Oral hearings for these IPRs were held in September 2022.  As part of a patent license and settlement agreement entered into with Hisense in November 2022, Hisense withdrew its participation in these IPR proceedings.  In November 2022, the PTAB issued its written decision ruling that the challenged claims for both patents were unpatentable.  We have appealed these decisions and anticipate hearing dates on our appeal by April 2024.

MediaTek v. ParkerVision (PTAB)
MediaTek filed an IPR petition in November 2023 against the ‘835 Patent which is one of the patents asserted in the first MediaTek infringement action.  This matter is still being briefed by the parties.

14. STOCK AUTHORIZATION AND ISSUANCE

Preferred Stock

We have 15 million shares of preferred stock authorized for issuance at the direction of our board of directors (the “Board”).  On November 17, 2005, our Board designated 0.1 million shares of authorized preferred stock as the Series E Preferred Stock in conjunction with its adoption of a Shareholder Protection Rights Agreement that expired in November 2023.  As of December 31, 2023, we had no outstanding preferred stock.

Common Stock

We have 175 million shares of common stock authorized for issuance as of December 31, 2023.  Our shareholders approved amendments to our articles of incorporation  in September 2022 increasing the number of our authorized shares of common stock from 150 million to 175 million shares.

As of December 31, 2023, we have 36.4 million shares reserved for issuance under outstanding warrants and options and 36.4 million shares reserved for issuance upon conversion of our outstanding convertible notes.  In addition, we have 1.1 million shares reserved for future issuance under equity compensation plans and 1.4 million shares reserved for future issuance upon payment of interest in-kind on our convertible notes.

Stock and Warrant Issuances – Equity Based Financings

The following table presents a summary of completed equity-based financing transactions for the years ended December 31, 2023 and 2022 (in thousands, except for per share amounts):

Date	Transaction	# of Common Shares/ Units Sold	Average Price per Share/ Unit	Net Proceeds (1)
November 2022	Private placement of common stock	1,000	$0.20	$200
December 2022	Private placement of common stock	1,000	$0.20	$200
January 2023	Private placement of common stock	844	$0.16	$120

(1)	After deduction of applicable offering costs.

Private Placements

In January 2023, we entered into securities purchase agreements with accredited investors for the sale of an aggregate of 843,750 shares of our common stock at a price of $0.16 per share for aggregate gross proceeds of $0.14 million, including 62,500 shares to Sanford Litvack, a member of our Board of Directors.  The shares were registered for resale on a registration statement that was declared effective on May 11, 2023 (File No. 333-271651). In November and December 2022, we entered into securities purchase agreements with accredited investors for the sale of 2,000,000 shares of our common stock at a price of $0.20 per share for aggregate proceeds of $0.4 million.  The shares were registered for resale on a registration statement that was declared effective on May 11, 2023 (File No. 333-271351).

Stock, Option and Warrant Issuances – Payment for Services

In April 2023, we entered into a consulting services agreement with Lewis Titterton to provide short-term advisory services to our chief executive officer in connection with the restructuring of the Brickell funding agreements.  As consideration for services under the agreement, we issued 250,000 unregistered shares of our common stock valued at approximately $0.03 million.  The consideration was recognized fully in the second quarter of 2023, prior to Mr. Titterton being appointed to the Board (see Note 16).

In January 2023, we extended a prior consulting agreement with Intro-Act to provide research and shareholder relations services.  We issued 75,000 shares of unregistered common stock valued at approximately $0.02 million as consideration for services to be provided during the first quarter of 2023. The agreement had been previously extended in August 2022 with the issuance of 150,000 shares of unregistered common stock valued at approximately $0.03 million as consideration for services provided over a six-month term.

On November 22, 2022, we entered into an agreement with a third party to provide consulting services.  As consideration for services provided under the twelve-month term of the agreement, we issued non-plan options to purchase 200,000 shares of unregistered common stock at an exercise price of $0.21 per share valued at approximately $0.03 million.  The options vest in four equal three-month increments beginning November 22, 2022 and will expire three years from the date of the grant.  The value of the stock issued was recognized as a consulting expense over the term of the agreement.  The shares underlying the options were registered on a registration statement that was declared effective May 11, 2023 (File No. 333-271651).

In October 2022, we entered into an agreement with Tailwinds Research Group LLC (“Tailwinds”) to provide continuing digital marketing services to us through December 2024.  As consideration for services to be provided under the term of the agreement, we extended the expiration date for warrants previously issued to Tailwinds in 2020 under a prior services agreement.  The warrants allow for the purchase of up to 200,000 shares of our common stock at an exercise price of $1.00 per share and the expiration date was extended from March 2023 to March 2026.  The fair value of the modification of the warrants was valued at approximately $0.02 million using the Black-Scholes method.  The expense was being recognized ratably over the term of the new agreement.  In June 2023, we terminated the services agreement and recognized all remaining unamortized expense.

In addition, from time to time, we issue share-based compensation awards under our equity compensation plans to third-party consultants.   During the year ended December 31, 2023, we issued an aggregate of 170,000 RSAs valued at approximately $0.05 million under our 2019 Long-Term Equity Incentive Plan to two non-employees as compensation under consulting agreements.  (See Note 15).

Common Stock Warrants

On December 18, 2023, we modified a 2018 warrant agreement with Brickell for the purchase of up to 3.0 million shares of our common stock at $0.16 per share.  The modification provides for the extension of the expiration date of the outstanding warrants by 18 months, from December 20, 2023, to June 20, 2025.  All other terms of the warrant agreement remain unchanged, including a call provision whereby if the closing price of our common stock for any period of five (5) consecutive trading days exceeds two times the exercise price, then we can call for the cancellation of all or a portion of the warrants for which a notice of exercise has not been delivered within five (5) trading days of our delivery of a call notice to Brickell.  The modification resulted in an increase in the fair value of the warrants of $0.3 million, which was recorded as an increase in additional paid in capital and an increase in deferred offering costs, included in other assets, in the accompanying consolidated financial statements at December 31, 2023.

We had outstanding warrants for the purchase of up to 10.3 million shares of our common stock as of December 31, 2023 and 2022.  The estimated grant date fair value of these warrants of $3.5 million and $3.2 million for the years ended December 31, 2023 and 2022, respectively, is included in shareholders’ deficit in our consolidated balance sheets.  As of December 31, 2023, our outstanding warrants have an average exercise price of $0.75 per share and a weighted average remaining life of approximately 1.5 years.

15. SHARE-BASED COMPENSATION

For the years ended December 31, 2023 and 2022, we recognized share-based compensation expense of approximately $0.5 million and $3.1 million, respectively.  Share-based compensation is included in selling, general, and administrative expenses in our consolidated statements of comprehensive income (loss).  As of December 31, 2023, there was $0.15 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

Stock Incentive Plans

2019 Long-Term Incentive Equity Plan

We adopted a long-term incentive equity plan in August 2019 that, as amended in January 2021 and January 2023, provides for the grant of stock-based awards to employees, officers, directors, and consultants, not to exceed 30.0 million shares of common stock (the “2019 Plan”).  The 2019 Plan provides for benefits in the form of nonqualified stock options, stock appreciation rights, restricted stock awards, and other stock-based awards.  Forfeited and expired options under the 2019 Plan become available for reissuance.  The plan provides that non-employee directors may not be granted awards during any calendar year that exceed the lesser of 1.0 million shares or $175,000 in value, calculated based on grant-date fair value.  At December 31, 2023, we had outstanding options for the purchase of up to 24,730,086 shares and we had 1,136,467 shares of common stock available for future grants under the 2019 Plan.

2011 Long-Term Incentive Equity Plan

We adopted a shareholder approved long-term incentive equity plan in September 2011 that was amended in 2014, 2016 and 2017 and provided for the grant of stock-based awards to employees, officers, directors and consultants, not to exceed 3.0 million shares of common stock (the “2011 Plan”).  In January 2023, we ceased any future grants under the 2011 Plan.   At December 31, 2023,  we had outstanding options for the purchase of up to 1,103,969 shares under the 2011 Plan.  Upon the exercise or expiration of these remaining outstanding options, the 2011 Plan will be terminated.

2008 Equity Incentive Plan

We adopted an equity incentive plan in August 2008 (the “2008 Plan”)  for the grant of stock-based awards to employees (excluding named executives), directors and consultants, not to exceed 50,000 shares of common stock.  We had no outstanding options for purchase of shares under the 2008 Plan and in January 2023, the 2008 Plan was terminated.

Restricted Stock Awards

RSAs are issued as executive and employee incentive compensation and as payment for services to others.  The value of the award is based on the closing price of our common stock on the date of grant.  RSAs are generally immediately vested.  From time to time, we issue fully vested share-based compensation awards to third parties as prepaid retainers for services over a specified period.  The grant date fair value of these awards is recorded as prepaid services and expensed to selling, general and administrative expense over the service period (see Note 5).

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

RSAs and RSUs

The following table presents a summary of RSA and RSU activity under the 2011 and 2019 Plans (collectively, the “Stock Plans”) as of December 31, 2023 (shares in thousands):

	Non-vested Shares
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of year	-
Granted	370	0.30
Vested	(370)	0.30
Forfeited	-	-
Non-vested at end of year	-	$-

The total fair value of RSAs and RSUs vested under the Stock Plans for the years ended  December 31, 2023 and 2022 was approximately $0.1 million and $0.03 million, respectively.

Stock Options

Stock options are issued as incentive compensation to executives, employees, consultants and non-employee directors.  Stock options are granted with exercise prices at or above fair market value of the underlying shares at the date of grant.  Fair market value of the underlying shares is determined based on observable market prices at the date of the grant.  The fair value of options granted is estimated using the Black-Scholes option pricing model.  Generally, fair value is determined as of the grant date.  Options for employees, including executives and non-employee directors, are generally granted under the Stock Plans.

The following table presents a summary of option activity under the Stock Plans for the year ended December 31, 2023 (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	24,180	$0.41
Granted	2,000	0.26
Exercised	(21)	0.17
Forfeited/Expired	(325)	0.86
Outstanding at end of year	25,834	0.40	2.5	$-
Vested at end of year	24,659	$0.40	2.4	$-

The weighted average per share fair value of options granted under the Stock Plans during the years ended December 31, 2023 and 2022 was $0.24 and $0.17, respectively.  The total fair value of option shares vested was $0.4 million and $3.0 million for the years ended December 31, 2023 and 2022, respectively.

The fair value of option grants under the Stock Plans for the years ended December 31, 2023 and 2022, respectively, was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2023	2022
Expected option term (in years) [1]	5	5
Expected volatility factor [2]	150.9 - 155.9%	143.9 - 155.9%
Risk-free interest rate [3]	3.60 - 4.45%	3.05 - 4.09%
Expected annual dividend yield	0%	0%

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

Options by Price Range

The options outstanding at December 31, 2023 under the Stock Plans have exercise price ranges, weighted average contractual lives, and weighted average exercise prices as follows (weighted average lives in years and shares in thousands):

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding at December 31, 2023	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable at December 31, 2023	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
$0.171 - $0.3001	11,458	$0.19	3.1	10,283	$0.18	3.0
$0.33 - $0.495	550	0.33	3.1	550	0.33	3.1
$0.50 - $0.75	13,553	0.54	2.0	13,553	0.54	2.0
$1.98 - $2.97	273	1.98	0.6	273	1.98	0.6
	25,834	$0.40	2.5	24,659	$0.40	2.4

We issue new shares of our common stock upon exercise of options or vesting of RSUs or RSAs under the Stock Plans.  The shares underlying the Stock Plans are registered.  Cash received from option exercises for the years ended December 31, 2023 and 2022, was $0.004 million and $0.083 million, respectively.

16. RELATED PARTY TRANSACTIONS

We paid approximately $0.05 million and $0.01 million in 2023 and 2022, respectively, for patent-related legal services to SKGF, of which Robert Sterne, one of our directors since September 2006, is a partner.  In addition, we paid approximately $0.2 million and $0.1 million in 2023 and 2022, respectively, for principal and interest on the SKGF Note (see Note 8).  The SKGF Note has an outstanding balance, including accrued interest, of approximately $0.5 million at December 31, 2023.

In April 2023, we entered into a consulting services agreement with Lewis Titterton to provide short-term advisory services to our chief executive officer in connection with the restructuring of the Brickell funding agreements.  As consideration for services under the agreement, we issued 250,000 unregistered shares of our common stock valued at approximately $0.03 million.  The consideration was recognized fully in the second quarter of 2023, prior to Mr. Titterton being appointed to the Board.  As of December 31, 2023, Mr. Titterton holds an aggregate of $0.33 million in promissory notes, convertible into 2.7 million shares of common stock, that were purchased from 2019 to 2022 prior to being appointed to the Board.

In May 2022, we sold an aggregate of $0.1 million in promissory notes, convertible into shares of our common stock at a fixed conversion price of $0.13 to Paul Rosenbaum, one of our directors.  In September 2023, we sold an additional $0.1 million in promissory notes, convertible into shares of our common stock at a fixed conversion price of $0.25 to Mr. Rosenbaum.  As of December 31, 2023, Mr. Rosenbaum holds $0.2 million of our convertible promissory notes convertible into 1.2 million shares of common stock.

In August 2022, we sold an aggregate of $0.03 million in promissory notes, convertible into approximately 0.2 million shares of our common stock at a fixed conversion price of $0.13 to Sanford Litvack, who became an independent director in October 2022.  In January 2023, Mr. Litvack purchased 62,500 shares of our common stock at $0.16 per share in a private placement transaction.

17. CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to a concentration of credit risk principally consist of cash and cash equivalents.  Cash and cash equivalents are primarily held in bank accounts and overnight investments.  At times our cash balances on deposit with banks may exceed the balance insured by the Federal Deposit Insurance Corporation (F.D.I.C.).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, “disclosure controls and procedures” are controls and other procedures that are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.  Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective.

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

Management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our Board is divided into three classes with only one class of directors typically being elected in each year and each class serving a three-year term.  In October 2022, our Board approved an increase in the size of our Board from four to five members.  Effective the same date, the Board appointed Mr. Sanford M. Litvack to fill the newly created vacancy.  Mr. Litvack was approved by a vote of our shareholders at our 2023 annual meeting.

In addition, in March 2023, our Class II director, Frank Newman, resigned, leaving a vacancy.  On June 22, 2023, the Board appointed Lewis H. Titterton to fill the vacancy.  Pursuant to Florida law and our bylaws, any directors appointed by the Board to fill a vacancy serve only until the next Annual Meeting.  Accordingly, Mr. Titterton was approved by a vote of our shareholders at our 2023 annual meeting to serve as a Class II director until the term of our Class II directors ends at the 2024 annual meeting.

Our current directors, including their backgrounds and qualifications are as follows:

Name	Age	Position with the Company
Sanford M. Litvack	87	Class I Director, Audit Committee Member, Compensation Committee Member
Jeffrey L. Parker	67	Class I Director, Chairman of the Board and Chief Executive Officer
Paul A. Rosenbaum	81	Class III Director, Audit Committee Chair, Compensation Committee Member
Robert G. Sterne	72	Class III Director
Lewis H. Titterton	79	Class II Director, Audit Committee Member, Compensation Committee Chair

Sanford M. Litvack

Sanford "Sandy" Litvack has been a director of ours and a member of our audit committee since October 2022 and was appointed to our compensation committee in April 2023.  Mr. Litvack is a partner with Chaffetz Lindsey LLP and has a broad corporate litigation background, handling a wide array of complex matters, including patent and other intellectual property issues.  Mr. Litvack served as Assistant Attorney General in charge of the Antiturst Division of the Department of Justice and was selected by President George W. Bush to serve as a member of the Antitrust Modernization Commission.  In addition to his courtroom experience, Mr. Litvack spent a decade at the Walt Disney Company holding various roles from general counsel to chief of corporate operations and vice chairman of the board of directors.  He is also a former director of Hewlett Packard.  Mr. Litvack has served on the board of directors for L Catterton Asia Acquisition Corp., a special purpose acquisition company, since August 2022.  Mr. Litvack's corporate and legal background provides relevant insight into patent litigation and other legal strategies as well as the operations of, and risks associated with, a publicly-held corporation.

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

Paul A. Rosenbaum

Paul A. Rosenbaum has been a director of ours since December 2016, a member of our audit committee since September 2018, and a member of our compensation committee since April 2023.  Mr. Rosenbaum has extensive experience as a director and executive officer for both public and private companies in a number of industries.  Since 1994, Mr. Rosenbaum has served as chief executive of SWR Corporation, a privately-held corporation that designs, sells, and markets specialty industrial chemicals.  Since 2009, Mr. Rosenbaum has been a member of the Providence St. Vincent Medical Foundation Council of Trustees, and previously served as president of the Council.  In addition, from September 2000 until June 2009, Mr. Rosenbaum served as chairman and chief executive officer of Rentrak Corporation (“Rentrak”), a Nasdaq publicly traded company that provides transactional media measurement and analytical services to the entertainment and media industry.  From June 2009 until July 2011, Mr. Rosenbaum served in a non-executive capacity as chairman of Rentrak. From 2007 until 2016, Mr. Rosenbaum served on the Board of Commissioners for the Port of Portland, including as vice chairman from 2012 to 2016.  In September 2017, Mr. Rosenbaum was appointed to the Board of Commissioners for the Oregon Liquor Control Commission and served as chairman through January of 2023.  Mr. Rosenbaum was chief partner in the Rosenbaum Law Center from 1978 to 2000 and served in the Michigan Legislature from 1972 to 1978, during which time he chaired the Michigan House Judiciary Committee, was legal counsel to the Speaker of the House of the state of Michigan and wrote and sponsored the Michigan Administrative Procedures Act.  Additionally, Mr. Rosenbaum served on the National Conference of Commissioners on Uniform State Laws, as vice chairman of the Criminal Justice and Consumer Affairs Committee of the National Conference of State Legislatures, and on a committee of the Michigan Supreme Court responsible for reviewing local court rules.  Among other qualifications, Mr. Rosenbaum has extensive experience as a director and executive officer of a publicly held corporation and has relevant insights into operations and our litigation strategies.

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

Lewis H. Titterton

Lewis Titterton was appointed to our Board in June 2023.  He previously served on our Board, and was a member of our audit committee, from September 2018 to April 2019 when he resigned due to family medical reasons.  Mr. Titterton has served on the board of directors of Anixa Biosciences ("ANIX"), a Nasdaq biotech company, since July 2017, including as lead independent director since July 2018 and chairman of the board from 2012 to 2016.  His background is in high technology with an emphasis on health care and he was the chairman of the board of directors of NYMED, Inc., a diversified health services company, from 1989 until October 2018.  Mr. Titterton founded MedE America, Inc. in 1986 and was the chief executive officer of Management and Planning Services, Inc. from 1978 to 1986.  He holds an MBA from the State University of New York at Albany, and a B.A. degree from Cornell University.  Mr. Titterton has extensive experience as an executive and director of a publicly held corporation and, with a background in biotech, has an in-depth understanding of the unique challenges that parallel those of an innovative technology company.

Information About Our Executive Officers

Our current executive officers are as follows:

Name	Age	Position with the Company
Jeffrey Parker	67	Chairman of the Board and Chief Executive Officer (“CEO”)
Cynthia French	57	Chief Financial Officer and Corporate Secretary (“CFO”)

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely upon a review of such forms and written representations received by the Company from certain reporting persons, we believe that during the year ended December 31, 2023 all Section 16(a) filing requirements were complied with in a timely manner with the exception of one Form 4 filed on November 22, 2023 reporting the grant of a nonqualified stock option to Lewis Titterton, which was inadvertently filed one day late.

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

Audit Committee and Financial Expert

Our audit committee is chaired by Mr. Rosenbaum and Messrs. Litvack and Titterton serve as members of the audit committee.  Our audit committee is governed by a Board-approved charter which, among other things, establishes the audit committee’s membership requirements and its powers and responsibilities.  Our Board has determined that Messrs. Litvack, Titterton, and Rosenbaum are audit committee financial experts within the meaning of the rules and regulations of the SEC.

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the total compensation of each of our “named executive officers” as defined in Item 402(m) of Regulation S-K (the “Executives”) for the fiscal years ended December 31, 2023 and 2022.  Given the complexity of disclosure requirements concerning executive compensation, and in particular with respect to the standards of financial accounting and reporting related to equity compensation, there is a difference between the compensation that is reported in this table versus that which is actually paid to and received by the Executives.  The amounts in the Summary Compensation Table that reflect the full grant date fair value of an equity award, do not necessarily correspond to the actual value that has been realized or will be realized in the future with respect to these awards.

(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other ($)		Total ($)
Jeffrey Parker, CEO	2023	$260,000	$111,000	$60,020	$-	$24,000	2	$455,020
	2022	260,000	-	-	-	24,000	2	284,000
Cynthia French, CFO	2023	180,000	45,000	-	-	-		225,000
	2022	180,000	20,000	30,000	-	-		230,000

1.	The amounts represented in columns (e) and (f) represent the full grant date fair value of equity awards in accordance with ASC 718. Refer to Note 15 to the consolidated financial statements for the year ended December 31, 2023 included in Item 8 for the assumptions made in the valuation of equity awards.
2.	Represents an automobile allowance in the amount of $24,000, paid biweekly.

In July 2022, the Board approved a performance bonus for Ms. French that included $20,000 cash and 166,390 immediately vested shares of our common stock in consideration for the substantial savings in outside professional fees Ms. French has enabled by bringing significant activities in-house.

In January 2023, the Board approved a performance bonus for Mr. Parker that included $40,000 cash and 200,000 immediately vested shares of our common stock in consideration for Mr. Parker's continued contribution to the Company and the continuation of his voluntary reduction in base salary of $60,000 annually since July 2018.  In July 2023, the compensation committee of the Board approved cash bonuses for Mr. Parker and Ms. French of $71,000 and $45,000, respectively.  The bonuses were awarded in consideration of, among other things, each of their contributions to the Company's successful intellectual property protection and monetization program and their continuation of approximately 20% voluntary base salary reductions since 2018.

We do not have employment agreements with any of our Executives.  We have non-compete arrangements in place with all of our employees, including our Executives, that impose post-termination restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company, and (iii) soliciting or accepting business from our customers.  We terminated our tax-qualified defined contribution 401(k) plan in 2023 for all of our employees, including our Executives.  We did not make any employer contributions to the 401(k) plan in 2023 or 2022.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information concerning the outstanding equity awards, including unexercised options, unvested stock and equity incentive awards, as of December 31, 2023 for each of our Executives:

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

In January 2023, the Board formalized its non-employee director compensation program whereby (i) non-employee directors will continue to solely receive share-based compensation for board and committee service, (ii) share-based compensation will be awarded annually on or about the first month of each year, (iii) the grant-date fair value of non-employee director awards for annual board service shall not exceed $80,000 for board service plus $20,000 additional for serving on the audit committee, (iv) the awards shall vest over four equal quarters and expire no more than seven years after grant date, and (v) any unvested awards shall be forfeited upon a director's termination of service for any reason.

In connection with the non-employee director program, on January 16, 2023, each of our non-employee directors was awarded 250,000 nonqualified stock options and each of our audit committee members was awarded an additional 50,000 nonqualified stock options at an exercise price of $0.30 per share.  These options vest over four equal quarterly increments commencing April 16, 2023, and expire on January 16, 2028.

In November 2023, following his appointment to the Board, Mr. Titterton was awarded 600,000 nonqualified stock options at an exercise price of $0.177 per share.  These options vest over eight quarterly increments commencing February 18, 2024 and expiring November 18, 2028.

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

The following table summarizes the compensation for each of our non-employee directors who served as a director for any portion of the year ended December 31, 2023.

Name	Stock Awards($)	Option Awards($) [1]	Total ($)
(a)	(b)	(c)	(d)
Sanford Litvack [2]	$-	$83,339	$83,339
Frank Newman [3]	-	83,339	83,339
Paul Rosenbaum [4]	-	83,339	83,339
Robert Sterne [5]	-	69,450	69,450
Lewis Titterton [6]	-	97,513	97,513

1.

The amounts represented in columns (b) and (c) represent the full grant date fair value of share-based awards in accordance with ASC 718.  Refer to Note 15 of the consolidated financial statements included in Item 8 for the assumptions made in the valuation of stock awards.

2.	At December 31, 2023, Mr. Litvack has an aggregate of 900,000 nonqualified stock options outstanding, of which 525,000 are exercisable.
3.

At December 31, 2023, Mr. Newman has an aggregate of 1,679,000 nonqualified stock options outstanding, all of which are exercisable. Mr. Newman forfeited 225,000 nonqualified stock options upon his resignation from the Board in 2023.

4.	At December 31, 2023, Mr. Rosenbaum has 2,055,000 nonqualified stock options outstanding, of which 1,980,000 are exercisable.
5.	At December 31, 2023, Mr. Sterne has 2,151,735 nonqualified stock options outstanding, of which 2,089,235 are exercisable.
6.	At December 31, 2023, Mr. Titterton has 662,500 nonqualified stock options outstanding, of which 62,500 are exercisable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table gives information as of December 31, 2023 about shares of our common stock authorized for issuance under all of our equity compensation plans (in thousands, except for per share amounts):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders (2011 Plan)	1,104	$0.83	-
Equity compensation plans not approved by security holders [1,2]	24,930	0.37	1,136
Total	26,034		1,136

1.	Includes the 2019 Plan. Number of securities to be issued upon exercise of outstanding options, warrants and rights also includes Non-Plan awards.
2.	The types of awards that may be issued under the 2019 Plan is discussed more fully in Note 15 to our consolidated financial statements included in Item 8.

Security Ownership of Certain Beneficial Holders

The following table sets forth certain information as of March 15, 2024 with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group (based upon information furnished by those persons).

As of March 15, 2024, 88,295,803 shares of our common stock were issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class[1]
>5% HOLDERS (EXCLUDING EXECUTIVE OFFICERS AND DIRECTORS)
GEM Partners, LP	9,174,999	2	9.99%
Thomas Staz Revocable Trust	4,644,427	3	5.26%

EXECUTIVE OFFICERS AND DIRECTORS
Jeffrey Parker [11]	11,190,583	4	11.31%
Cynthia French [11]	2,232,133	5	2.47%
Sanford Litvack [11]	1,094,932	6	1.23%
Paul Rosenbaum [11]	3,900,386	7	4.26%
Robert Sterne [11]	2,268,750	8	2.51%
Lewis Titterton [11]	4,530,806	9	4.99%
All directors and executive officers as a group (6 persons)	25,217,590	10	22.91%

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

[2]

GEM Investment Advisors, LLC (“GEM Advisors”) is the general partner of GEM Partners LP (“GEM”) and Flat Rock Partners LP ("Flat Rock").  Mr. Daniel Lewis is the controlling person of GEM Advisors.  GEM Advisors and Mr. Lewis have shared voting and dispositive power.  Beneficial ownership includes (i) 6,600 shares held by Mr. Lewis, (ii) 24,100 shares held by Flat Rock, (iii) 5,627,375 shares held by GEM, and (iv) 3,516,924 shares underlying convertible notes held by GEM.  Excludes 8,935,000 shares underlying convertible notes held by GEM that are not convertible within 60 days due to exercise limitations.  The principal business address of GEM Advisors and Mr. Lewis is 100 State Street, Suite 2B, Teaneck, NJ 07666.  Information derived from a Schedule 13G/A filed by GEM Advisors on February 28, 2024.

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

[5]	Includes 2,040,550 shares of common stock issuable upon currently exercisable options.
[6]	Includes 818,750 shares of common stock issuable upon currently exercisable options and 192,308 shares of common stock issuable upon conversion of convertible notes. Excludes 356,250 shares of common stock issuable upon options that may become exercisable in the future.
[7]

Includes 2,123,750 shares of common stock issuable upon currently exercisable options  and 1,169,231 shares of common stock issuable upon conversion of convertible notes.  Excludes 206,250 shares of common stock issuable upon options that may become exercisable in the future.

[8]	Includes 2,220,485 shares of common stock issuable upon currently exercisable options and excludes 206,250 shares of common stock issuable upon options that may become exercisable in the future.
[9]

Includes 206,250 shares of common stock issuable upon currently exercisable options, 38,760 shares of common stock issuable upon exercisable warrants, and 2,293,077 shares of common stock issuable upon conversion of convertible notes.  Excludes 731,250 shares of common stock issuable upon options that may become exercisable in the future and 380,000 shares underlying convertible notes held by Mr. Titterton that are not convertible within 60 days due to exercise limitations.

[10]

Includes 18,128,545 shares of common stock issuable upon currently exercisable options and warrants and 3,654,616 shares of common stock issuable upon conversion of convertible notes held by directors and officers and excludes 1,500,000 shares of common stock issuable upon options that may become exercisable in the future and 380,000 shares underlying convertible notes that are not convertible within 60 days due to exercise limitations (see notes 4, 5, 6, 7, 8 and 9 above).

[11]	The person’s address is 4446-1A Hendricks Avenue, Suite 354, Jacksonville, Florida 32207.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

We paid approximately $52,000 and $7,000 in 2023 and 2022, respectively for patent-related legal services to SKGF, of which Robert Sterne is a partner.  In addition, we paid approximately $163,000 and $115,000 in 2023 and 2022, respectively, for principal and interest on an unsecured note payable to SKGF.  The note was issued in 2016 to convert outstanding unpaid legal fees to an unsecured promissory note.  The note has been amended multiple times to defer principal payments.  The note, as amended, allows for interest at 4% per annum, monthly installments of $12,500 per month beginning October 2022, with a final balloon payment due on April 30, 2027.  At December 31, 2023, the outstanding balance of the note, including unpaid interest is approximately $474,000.

In May 2022, we sold an aggregate of $100,000 in promissory notes, convertible into shares of our common stock at a fixed conversion price of $0.13 to Paul Rosenbaum, one of our directors since December 2016.  In September 2023, we repaid Mr. Rosenbaum $100,000 upon maturity of a convertible promissory note with a conversion price of $0.40 per share, and we sold Mr. Rosenbaum an additional $100,000 in promissory notes, convertible into shares of our common stock at an above-market fixed conversion price of $0.25. As of December 31, 2023, Mr. Rosenbaum holds $200,000 of our convertible promissory notes convertible into 1,169,231 shares of common stock. For the year ended December 31, 2023, we issued Mr. Rosenbaum an aggregate of 118,182 shares of our common stock, valued at $14,000, as payment of interest in kind on these convertible notes.

In January 2023, Sanford Litvack, one of our directors since October 2022, purchased 62,500 shares of our common stock at $0.16 per share in a private placement transaction.  In August 2022, we sold an aggregate of $25,000 in promissory notes, convertible into shares of our common stock at a fixed conversion price of $0.13 to Mr. Litvack.  For the year ended December 31, 2023, we issued Mr. Litvack an aggregate of 16,432 shares of our common stock, valued at $2,000, as payment of interest in kind on this convertible note.

In April 2023, we entered into a consulting services agreement with Lewis Titterton to provide short-term advisory services to our chief executive officer in connection with the restructuring of the Brickell funding agreements.  As consideration for services under the agreement, we issued 250,000 unregistered shares of our common stock valued at approximately $30,000 and a one-time cash payment of $10,500.  The consideration was recognized fully in the second quarter of 2023, prior to Mr. Titterton being appointed to the Board.  Between 2018 and 2022, Mr. Titterton purchased an aggregate of $425,000 in promissory notes, convertible into shares of common stock at various prices.  In September 2023, we repaid Mr. Titterton $100,000 upon maturity of a convertible promissory note with a conversion price of $0.40 per share. As of December 31, 2023, Mr. Titterton holds an aggregate of $325,000 in promissory notes, convertible into 2,673,077 shares of common stock.  For the year ended December 31, 2023, we issued Mr. Titterton an aggregate of 266,142 shares of our common stock, valued at $32,000, as payment of interest in kind on these convertible notes.

Director Independence

We follow the rules of Nasdaq in determining if a director is independent.  The Board also consults with our counsel to ensure that the Board’s determination is consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors.  The Board has affirmatively determined that Messrs. Litvack, Titterton, Rosenbaum, and Sterne are independent directors.

Item 14. Principal Accountant Fees and Services.

The firm of MSL, P.A. acts as our principal accountants.  The following is a summary of fees paid to the principal accountants for services rendered.

Audit Fees. For the years ended December 31, 2023 and 2022, the aggregate fees billed by our principal accountants for professional services rendered for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $171,000 and $189,000, respectively.

Audit Related Fees. For the years ended December 31, 2023 and 2022, there were no fees billed for professional services by our principal accountants for assurance and related services.

Tax Fees. For the years ended December 31, 2023 and 2022, there were no fees billed for professional services rendered by our principal accountants for tax compliance, tax advice or tax planning.

All Other Fees. For the years ended December 31, 2023 and 2022, there were no fees billed for other professional services by our principal accountants.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report:

(1) Financial statements:

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023 and 2022

Consolidated Statements of Shareholders’ Deficit for the years ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

Notes to Consolidated Financial Statements for the years ended December 31, 2023 and 2022

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

4.1	Form of common stock certificate (incorporated by reference from Exhibit 4.1 of Annual Report on Form 10-K for the year ended December 31, 2015)

4.2		Description of Registered Securities (incorporated by reference from Exhibit 4.7 of Current Report Form 10-K filed March 28, 2023) **
10.1

Form of 2022 Indemnification Agreement for Directors and Officers (incorporated by reference from Exhibit 10.5 of Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed November 14, 2022) **

10.2		Standard Form of Employee Option Agreement (incorporated by reference from Exhibit 10.1 of Form 8-K filed January 13, 2021)
10.3		2011 Long-Term Incentive Equity Plan, as amended and restated (incorporated by reference from Exhibit 10.1 of Form 8-K filed July 13, 2017)**
10.4		List of Holders of Convertible Notes dated August 3, 2022 (incorporated by reference from Exhibit 10.6 of Quarterly Report on Form 10-Q filed August 9, 2022)
10.5		Securities Purchase Agreement between Registrant and Accredited Investor Dated November 30, 2022 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed December 6, 2022)
10.6		Securities Purchase Agreement between Registrant and Accredited Investors Dated December 23, 2022 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed December 29, 2022)
10.7		Form of Convertible Promissory Note dated January 11, 2023 (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed January 13, 2023)
10.8		Form of Convertible Promissory Note dated January 13, 2023 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed January 13, 2023)
10.9		Form of Registration Rights Agreement between Registrant and Accredited Investors (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed January 13, 2023)
10.10		List of Holders of Convertible Notes dated January 11 and January 13, 2023 (incorporated by reference from Exhibit 10.5 of Current Report on Form 8-K filed January 13, 2023)
10.11		Form of Securities Purchase Agreement between Registrant and Accredited Investors (incorporated by reference from Exhibit 10.6 of Current Report on Form 8-K filed January 13, 2023)
10.12		List of Accredited Investors to January 13, 2023 Subscription Agreement (incorporated by reference from Exhibit 10.8 of Current Report on Form 8-K filed January 13, 2023)
10.13		Secured Promissory Note between Registrant and Brickell Key Investments LP dated August 14, 2023 (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q filed November 14, 2023)
10.14		Prepaid Forward Purchase Agreement between Registrant and Brickell Key Investments LP (incorporated by reference from Exhibit 10.2 of Quarterly Report on Form 10-Q filed November 14, 2023)
10.15		Convertible Promissory Note dated September 15, 2023 (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed September 19, 2023)
10.16		Securities Purchase Agreement between Registrant and Paul Rosenbaum dated September 15, 2023 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed September 19, 2023)
21.1		Schedule of Subsidiaries (incorporated by reference from Exhibit 21.1 of Annual Report on Form 10-K filed March 29, 2018)
23.1	*	Consent of MSL, P.A.
31.1	*	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker
31.2	*	Rule 13a-14 and 15d-14 Certification of Cynthia L. French
32.1	*	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. French

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2024
PARKERVISION, INC.
	By:	/s/ Jeffrey L. Parker
Jeffrey L. Parker
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Jeffrey L. Parker	Chief Executive Officer and	March 21, 2024
Jeffrey L. Parker	Chairman of the Board (Principal
Executive Officer)

By: /s/ Cynthia L. French	Chief Financial Officer (Principal	March 21, 2024
Cynthia L. French	Financial Officer and Principal
Accounting Officer) and Corporate Secretary

By: /s/ Paul A. Rosenbaum	Director	March 21, 2024
Paul A. Rosenbaum

By: /s/ Robert G. Sterne	Director	March 21, 2024
Robert G. Sterne

By: /s/ Sanford M. Litvack	Director	March 21, 2024
Sanford M. Litvack

By: /s/ Lewis H. Titterton	Director	March 21, 2024
Lewis H. Titterton