Form 10-Q
period 2024-03-31
PARKERVISION INC
filed 2024-05-14
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, 88,701,065 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	March 31, 2024	December 31, 2023
CURRENT ASSETS:
Cash and cash equivalents	$1,734	$2,560
Prepaid expenses	60	61
Other current assets	36	34
Total current assets	1,830	2,655

Intangible assets, net	996	1,055
Other assets, net	312	313
Total assets	$3,138	$4,023

CURRENT LIABILITIES:
Accounts payable	$427	$573
Accrued expenses:
Salaries and wages	49	23
Professional fees	55	67
Other accrued expenses	451	447
Related party note payable, current portion	135	134
Convertible notes, current portion	1,420	1,045
Total current liabilities	2,537	2,289

LONG-TERM LIABILITIES:
Secured contingent payment obligation	29,643	29,402
Unsecured contingent payment obligations	7,157	7,618
Related party note payable, net of current portion	306	340
Convertible notes, net of current portion	3,518	3,893
Total long-term liabilities	40,624	41,253
Total liabilities	43,161	43,542

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.01 par value, 175,000 shares authorized, 88,361 and 87,681 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	884	877
Additional paid-in capital	393,496	393,314
Accumulated deficit	(434,403)	(433,710)
Total shareholders' deficit	(40,023)	(39,519)
Total liabilities and shareholders' deficit	$3,138	$4,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$-	$25,000
Cost of sales	(59)	(43)
Gross margin	(59)	24,957

Selling, general and administrative expenses	773	12,085
Total operating expenses	773	12,085

Other income	23	-
Interest expense	(104)	(106)
Change in fair value of contingent payment obligations	220	349
Total interest and other	139	243

Provision for income taxes	-	-

Net (loss) income	(693)	13,115

Other comprehensive income, net of tax	-	-

Comprehensive (loss) income	$(693)	$13,115

(Loss) earnings per common share
Basic	$(0.01)	$0.16
Diluted	$(0.01)	$0.11

Weighted average common shares outstanding
Basic	88,164	83,968
Diluted	88,164	121,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Total shareholders' deficit, beginning balances	$(39,519)	$(50,689)

Common stock
Beginning balances	877	812
Issuance of common stock and warrants in private offerings, net of issuance costs	-	8
Issuance of common stock upon exercise of options and warrants	-	1
Issuance of common stock, warrants, and options for services	1	2
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	6	20
Share-based compensation, net of shares withheld for taxes	-	2
Ending balances	884	845

Additional paid-in capital
Beginning balances	393,314	391,724
Issuance of common stock and warrants in private offerings, net of issuance costs	-	127
Issuance of common stock upon exercise of options and warrants	-	3
Issuance of common stock, warrants, and options for services	18	79
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	92	270
Share-based compensation, net of shares withheld for taxes	72	185
Ending balances	393,496	392,388

Accumulated deficit
Beginning balances	(433,710)	(443,225)
Comprehensive (loss) income for the period	(693)	13,115
Ending balances	(434,403)	(430,110)

Total shareholders' deficit, ending balances	$(40,023)	$(36,877)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(693)	$13,115
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	60	66
Share-based compensation	72	187
Gain on changes in fair value of contingent payment obligations	(220)	(349)
Loss on disposal/impairment of equipment and intangible assets	-	43
Paid in kind interest expense	98	90
Changes in operating assets and liabilities:
Prepaid expenses and other assets	18	105
Accounts payable and accrued expenses	(128)	(103)
Total adjustments	(100)	39
Net cash (used in) provided by operating activities	(793)	13,154

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in private offerings	-	135
Net proceeds from exercise of options and warrants	-	4
Net proceeds from debt financings	-	700
Principal payments on long-term debt	(33)	(42)
Net cash (used in) provided by financing activities	(33)	797

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(826)	13,951

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	2,560	109

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$1,734	$14,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business

ParkerVision, Inc. (“ParkerVision”, “we” or the “Company”) is in the business of innovating fundamental wireless hardware technologies and products.

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

2. Liquidity and Going Concern

For the three months ended March 31, 2024, we incurred a net loss of approximately $0.7 million and incurred negative cash flows from operations of approximately $0.8 million.  At March 31, 2024, we had cash and cash equivalents of approximately $1.7 million and an accumulated deficit of approximately $434.4 million.  A significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  In addition, we have approximately $1.4 million in convertible debt that matures over the next twelve months.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these condensed consolidated financial statements.

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

3. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the period ended  March 31, 2024 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

The year-end condensed consolidated balance sheet data was derived from audited financial statements for the year ended December 31, 2023.  Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements.  These interim condensed consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended  December 31, 2023 (“2023 Annual Report”).  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The condensed consolidated financial statements include the accounts of ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH, after elimination of all intercompany transactions and accounts.

Cash, cash equivalents, and restricted cash at  March 31, 2023 included $13.9 million of restricted cash held in escrow by our attorneys designated for repayment of principal on our secured contingent debt obligation.  These restricted funds were released from escrow in May 2023.

4. Accounting Policies

There have been no changes in accounting policies from those stated in our 2023 Annual Report.  We do not expect any newly effective accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.

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

No revenue was recognized during the three months ended March 31, 2024.  We recognized $25.0 million of revenue during the three-month period ended  March 31, 2023 from patent license and settlement agreements with third parties for their use of our technologies.  Our performance obligations were satisfied, and therefore revenue recognized, upon transfer of the licensed rights and dismissal of all patent enforcement actions between the parties.

6. (Loss) Earnings per Common Share

Basic (loss) earnings per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share for the three months ended March 31, 2024 as all common share equivalents are excluded from the calculation because their effect is anti-dilutive.  The dilutive effect of outstanding options and warrants is calculated using the treasury stock method.  The dilutive effect of shares underlying convertible notes was calculated using the if-converted method.  The following table shows the computation of basic and diluted (loss) earnings per share for the three months ended March 31, 2024 and 2023 (net (loss) income and shares in thousands):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net (loss) income	$(693)	$13,115
Effect of dilutive securities	-	99
Net (loss) income adjusted for dilutive effect	(693)	13,214

Denominator:
Weighted-average basic shares outstanding	88,164	83,968
Effect of dilutive securities	-	37,728
Weighted-average diluted shares	88,164	121,696

Basic (loss) earnings per share	$(0.01)	$0.16
Diluted (loss) earnings per share	$(0.01)	$0.11

Diluted earnings per common share for the three months ended March 31, 2024 and 2023 excludes shares underlying options, warrants, and convertible notes that are anti-dilutive.  The anti-dilutive common share equivalents at  March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Options outstanding	27,134	17,526
Warrants outstanding	10,346	7,346
Shares underlying convertible notes	36,425	-
	73,905	24,872

7. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Patents and copyrights	$10,431	$10,431
Accumulated amortization	(9,435)	(9,376)
	$996	$1,055

8. Debt

Related Party Note Payable

We have an unsecured promissory note of approximately $0.4 million payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party, for outstanding unpaid fees for legal services.  The SKGF note, as amended from time to time, accrues interest at a rate of 4% per annum, requires monthly payments of principal and interest of $12,500 with a final balloon payment of approximately $0.02 million in  April 2027.  We are currently in compliance with all the terms of the note.  At March 31, 2024, we estimate the note has an aggregate fair value of approximately $0.36 million and would be categorized within Level 2 of the fair value hierarchy.

9. Convertible Notes

For the three months ended March 31, 2024, no convertible notes were converted.  For the three months ended March 31, 2024, we recognized interest expense of approximately $0.1 million related to the contractual interest on our convertible notes which we elected to pay in shares of our common stock and issued approximately 0.6 million shares of our common stock as interest-in-kind payments.

On May 10, 2024, a $25,000 convertible note dated June 19, 2019, and a $50,000 convertible note dated September 13, 2019, payable to a related party, were amended to extend the maturity dates to March 15, 2026, to reduce the interest rate from 8% to 5% for the remaining term of the notes, and to eliminate quarterly interest payments in favor of a single lump-sum payment of accrued and unpaid interest upon the earlier of the conversion or the maturity date of the notes.  Accordingly, the principal balance of these notes was excluded from current maturities as of March 31, 2024.  We also amended additional related party convertible notes with aggregate outstanding principal of $475,000 and maturity dates ranging from January 2025 to August 2027 to eliminate quarterly interest payments in favor of a single lump-sum payment of accrued and unpaid interest upon the earlier of the conversion or the maturity date of the notes.  See Note 16.

At March 31, 2024, we estimate our convertible notes have an aggregate fair value of approximately $3.8 million and would be categorized within Level 2 of the fair value hierarchy.

Convertible notes payable at  March 31, 2024 and  December 31, 2023 consist of the following (in thousands):

				Principal Outstanding as of
				March 31,	December 31,
Description	Fixed Conversion Rate	Stated Interest Rate	Maturity Date	2024	2023
Convertible note dated September 18, 2018	$0.25	8.0%	March 18, 2026	425	425
Convertible notes dated February/March 2019	$0.25	8.0%	February 28, 2026 to March 13, 2026	750	750
Convertible notes dated June/July 2019	$0.10	8.0%	June 7, 2024 to July [1]5, 2024 1	295	295
Convertible notes dated July 18, 2019	$0.08	7.5%	July 18, 2024	700	700
Convertible note dated September 13, 2019	$0.10	8.0%	September 13, [2]024 2	50	50
Convertible notes dated January 8, 2020	$0.13	8.0%	January 8, 2025 [3]	450	450
Convertible notes dated May-August 2022	$0.13	8.0%	May 10, 2027 to August 3, 2027	1,468	1,468
Convertible note dated January 11, 2023	$0.16	9.0%	January 11, 2028 [3]	500	500
Convertible notes dated January 13, 2023	$0.16	9.0%	January 13, 2028	200	200
Convertible note dated September 15, 2023	$0.25	8.0%	March 15, 2026	100	100
Total principal balance				4,938	4,938
Less current portion				1,420	1,045
				$3,518	$3,893

[1]	On May 10, 2024, one note with a principal balance of $25,000 was amended to extend its maturity date to March 15, 2026 and reduce its interest rate on a going forward basis from 8% to 5%.
[2]	On May 10, 2024, this note was amended to extend its maturity date to March 15, 2026 and reduce its interest rate on a going forward basis from 8% to 5%.
[3]	The maturity date may be extended by one-year increments for up to an additional ten years at the holders’ option at a reduced interest rate of 2%.

10. Contingent Payment Obligations

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair market value, for the three months ended March 31, 2024 and the year ended  December 31, 2023 (in thousands):

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Secured contingent payment obligation, beginning of period	$29,402	$40,708
Borrowings	-	5,000
Repayments	-	(13,925)
Change in fair value	241	(2,381)
Secured contingent payment obligation, end of period	$29,643	$29,402

Our secured contingent payment obligation consists of a secured, non-recourse note (the "Note") and a prepaid forward purchase contract (the "PPFPA") with Brickell Key Investments, LP (“Brickell”).   The Note has a face value of $45.5 million ("Face Value"), accrues simple interest at a fixed rate, and matures on August 14, 2028.  Payments under the Note will be made solely from proceeds from our patent assets, net of contingent fees payable to attorneys ("Distributions").  We are obligated to pay one hundred percent (100%) of the first $5.8 million in Distributions to Brickell, and thereafter will pay a percentage of Distributions, which varies depending upon the origin of the Distributions, until the Face Value of the Note, and accrued interest thereon, has been repaid in full.  If the amounts payable to Brickell from Distributions are insufficient to repay the face value and interest accrued on the Note by the maturity date, our remaining repayment obligations under the Note will be reduced to zero with future payment obligations, if any, being determined under the PPFPA.  The Note is secured by our patent assets and related proceeds and contains standard and customary representations, warranties and covenants.  The Note contains events of default including, but not limited to, (a) failure to pay principal or interest on the Note when due; (b) breach of representations or covenants, (c) impairment in the perfection or priority of Brickell's security interests in the collateral, and (d) bankruptcy or dissolution of the Company.  In the event of a default, the outstanding principal and accrued interest on the Note will become immediately due and payable.  The PPFPA extends beyond the maturity date of the Note and provides that Brickell is entitled to a specified percentage of monetary recoveries resulting from our patent-related actions to the extent not already paid to Brickell under the Note, or otherwise prior to the inception of the Note.  The PPFPA also contains standard and customary representations, warranties and covenants.  The Note and PPFPA are collectively referred to as our secured contingent payment obligation.

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

The underlying carrying value of the Note, which includes the Face Value plus accrued interest, was approximately $53.0 million and $51.0 million as of  March 31, 2024 and December 31, 2023, respectively. The range of potential proceeds payable to Brickell is discussed more fully in Note 11.  As of March 31, 2024, we are in compliance with our obligations under this agreement.

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair market value, for the three months ended March 31, 2024 and the year ended  December 31, 2023 (in thousands):

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Unsecured contingent payment obligations, beginning of period	$7,618	$5,089
Change in fair value	(461)	2,529
Unsecured contingent payment obligations, end of period	$7,157	$7,618

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

11. Fair Value Measurements

The following tables summarize the fair value of our contingent payment obligations measured at fair value on a recurring basis as of  March 31, 2024 and  December 31, 2023 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024:
Liabilities:
Secured contingent payment obligation	$29,643	$-	$-	$29,643
Unsecured contingent payment obligations	7,157	-	-	7,157

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023:
Liabilities:
Secured contingent payment obligation	$29,402	$-	$-	$29,402
Unsecured contingent payment obligations	7,618	-	-	7,618

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used a risk-adjusted discount rate for the secured and unsecured contingent payment obligations of 18.50% and 18.81%, respectively, at March 31, 2024, based on a risk-free rate of 4.50% and 4.81%, respectively, as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at March 31, 2024, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$-	$42.4	$79.6	$-	$9.1	$10.8
Duration (in years)	0.5	2.4	3.3	0.5	1.6	3.3
Estimated probabilities	5%	19%	35%	5%	21%	35%

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

ParkerVision v. Qualcomm (Middle District of Florida-Orlando Division) - Appealed to U.S. Court of Appeals for the Federal Circuit

In March 2022, the district court in the Middle District of Florida ruled on a number of pre-trial motions in our patent infringement case against Qualcomm that was originally filed in May 2014.  The court granted Qualcomm motions to strike and exclude opinions regarding the alleged infringement and validity issues, essentially precluding infringement and validity opinions by both of our experts at trial.  The court also issued an order granting Qualcomm's motion for summary judgment ruling that Qualcomm did not infringe the remaining three patents in the case.  In April 2022, we filed a notice of appeal to the United States Court of Appeals for the Federal Circuit ("CAFC").  A hearing was held on our appellate action on November 6, 2023, and we are currently awaiting a ruling from the CAFC. As a result of the court's summary judgment motion in favor of Qualcomm, Qualcomm has the right to petition the court for its fees and costs.  The court has granted a Qualcomm motion to delay such a petition until 30 days following the appellate court’s decision.  We are represented in this case on a full contingency fee basis.

ParkerVision v. Apple and Qualcomm (Middle District of Florida-Jacksonville Division)

We have a patent infringement case in the Middle District of Florida against Apple Inc. (“Apple”) and Qualcomm, filed in December 2015, alleging infringement of four of our patents, which was subsequently reduced to one patent.  Fact discovery has closed in this case and a jury trial was scheduled to begin in August 2020.  In March 2020, as a result of the impact of COVID-19, the parties filed a motion requesting an extension of certain deadlines in the case.  In April 2020, the court stayed this proceeding pending the outcome of the infringement case against Qualcomm in the Orlando Division of the Middle District of Florida, which is currently pending an appeal.

ParkerVision v. LG (District of New Jersey)

In July 2017, we filed a patent infringement complaint in the District of New Jersey against LG for the alleged infringement of four patents previously asserted in the Middle District of Florida (see ParkerVision v. Apple and Qualcomm above).  We elected to dismiss the case originally filed against LG in the Middle District of Florida and re-file in New Jersey as a result of a Supreme Court ruling regarding venue.  In March 2018, the court stayed this case pending a final decision in ParkerVision v. Apple and Qualcomm in the Middle District of Florida.  As part of this stay, LG has agreed to be bound by the final claim construction decision in that case.

ParkerVision v. Intel (Western District of Texas)

We filed two patent infringement complaints in the Western District of Texas against Intel Corporation ("Intel") in 2020, alleging infringement of approximately ten of our patents by Intel cellular, WiFi and Bluetooth products.  The first case was scheduled for trial commencing February 6, 2023.  Beginning in November 2022, the parties filed a number of pre-trial motions.  The court held hearings on these pre-trial motions in January 2023.  The court issued its written orders with regard to these motions immediately prior to the February 6, 2023 trial start date.  As a result of the court's pre-trial rulings, the potential damages in the case decreased significantly.  On February 7, 2023, the parties resolved their outstanding dispute and we dismissed all pending actions against Intel.

ParkerVision v. TCL (Western District of Texas)

We filed two patent infringement actions in the Western District of Texas in 2020 and 2021 against TCL Industries Holdings Co., Ltd, a Chinese company, TCL Electronics Holdings Ltd., Shenzhen TCL New Technology Co., Ltd, TCL King Electrical Appliances (Huizhou) Co., Ltd., TCL Moka Int'l Ltd. and TCL Moka Manufacturing S.A. DE C.V. (collectively "TCL") alleging infringement of approximately twelve of our patents.  The court issued its claim construction recommendations in the first TCL case, adopting our claim constructions for nearly all of the disputed terms.  In January 2023, the TCL action was stayed pending final resolution of patent infringement action filed against Realtek, the manufacturer of the integrated circuits used in TCL's alleged infringing products.

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

ParkerVision v. Realtek (Western District of Texas)

We filed two patent infringement actions in the Western District of Texas against Realtek Semiconductor Corp. ("Realtek"), the first in 2022 and a second in 2023, alleging infringement of an aggregate of seven of our patents.  A claim construction hearing was held in  January 2024 in the first Realtek action and the court adopted the majority of our claim constructions.  A jury trial for the first Realtek action is currently scheduled for  January 2025.  The parties have filed claim construction briefs and responses in the second action and are currently awaiting a court schedule.

ParkerVision v. MediaTek (Western District of Texas)

We filed three patent infringement actions in the Western District of Texas against MediaTek Inc. and MediaTek USA Inc. (collectively, "MediaTek"), the first in 2022 and two additional cases in 2023, alleging infringement of an aggregate of ten of our patents.  A claim construction hearing was held in  January 2024 in the first MediaTek action and the court adopted the majority of our claim constructions.  A jury trial for the first MediaTek action is currently scheduled for  December 2024. The parties have filed claim construction briefs and responses in the second MediaTek action and a claim construction hearing is scheduled for June 2024 with a jury trial scheduled for October 2025.

ParkerVision v. Texas Instruments (Western District of Texas)

We filed a patent infringement action in the Western District of Texas against Texas Instruments ("TI") in 2023, alleging infringement of three of our patents.  In  December 2023, TI filed a motion to change venue to the Northern District of Texas. A ruling has not yet been issued on this motion. The parties have filed claim construction briefs and responses and a claim construction hearing is currently scheduled for June 2024 with a jury trial scheduled in  May 2025.

ParkerVision v. NXP Semiconductors (Western District of Texas)

We filed a patent infringement action in the Western District of Texas against NXP Semiconductors ("NXP") in 2023, alleging infringement of three of our patents.  The parties have filed claim construction briefs and responses and a claim construction hearing is currently scheduled for June 2024, with a jury trial scheduled in  August 2025.

Intel (USPTO) v. ParkerVision (PTAB)

We have an appeal pending in an IPR action, originally filed by Intel,  against our U.S. patent 8,190,108, ("the '108 Patent") which was asserted in ParkerVision v. Intel in the Western District of Texas.  Following our February 2023 resolution of the infringement actions against Intel, Intel withdrew from the IPR cases; however the U.S. Patent and Trademark Office ("USPTO") has exercised its right to intervene to defend the PTAB's decisions.  In June 2022, the PTAB issued its final decision for the '108 Patent, determining that the challenged claims of the '108 Patent were unpatentable.  We appealed this decision to the CAFC and oral arguments were presented on May 9, 2024.  We are awaiting a decision from the CAFC.

TCL and LGE v. ParkerVision (PTAB)

We have two appeals pending in IPR actions filed by TCL and LGE against our U.S. patent 7,292,835 (“the ‘835 Patent”) and U.S. patent 7,110,444 ("the ‘444 Patent"), both of which are asserted in the infringement cases against these parties in the Western District of Texas. Oral hearings for these IPRs were held by the PTAB in September 2022.  In November 2022, the PTAB issued its written decision ruling that the challenged claims for both patents were unpatentable.  We have appealed these decisions to the CAFC and oral arguments for both appeals are scheduled to be presented to the CAFC on June 3, 2024.

MediaTek v. ParkerVision (PTAB)

MediaTek filed an IPR petition in November 2023 against the '835 Patent, which is one of the patents asserted in the first MediaTek infringement action.  This matter is still being briefed by the parties.

13. Stock Authorization and Issuance

Stock Issuances

Payment for Services

During the three months ended March 31, 2024, we issued 120,000 shares of our common stock to third parties, valued at approximately $19,000, as payment for consulting services over a one-year period.

Common Stock Warrants

As of March 31, 2024, we had outstanding warrants for the purchase of up to 10.3 million shares of our common stock.  The estimated grant date fair value of these warrants of $3.5 million is included in additional paid-in capital in our condensed consolidated balance sheets.  As of March 31, 2024, our outstanding warrants have an average exercise price of $0.75 per share and a weighted average remaining life of approximately 1.3 years.

14. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2023 Annual Report.

For the three months ended March 31, 2024 and 2023, we recognized share-based compensation expense of approximately $0.1 million and $0.2 million, respectively.  Share-based compensation is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income (loss).  As of March 31, 2024, there was $0.3 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  The cost is expected to be recognized over a weighted-average remaining life of approximately 1.0 years.

15. Income Taxes

The Company's effective income tax rate was 0.0% for each of the three months ended March 31, 2024 and 2023 as we expect to be able to utilize net operating loss carryforwards not previously recognized as a tax benefit to offset any income tax expense related income for the 2023 and 2024 tax years.

16. Related Party Transactions

On May 10, 2024, we amended convertible notes held by three of our directors.  A June 19, 2019 note with a principal balance of $25,000 and a September 13, 2019 note with a principal balance of $50,000, both held by Lewis Titterton, were amended to extend the maturity dates to March 15, 2026, reduce the interest rate from 8% to 5% and to replace the quarterly interest payments with a single payment of unpaid, accrued interest at the earlier of conversion or maturity of the notes.  Additional convertible notes with an aggregate principal balance of $475,000 were also amended to replace the quarterly interest payment dates with a single payment of unpaid, accrued interest at the earlier of conversion or maturity of the notes.  These additional amended notes include a $50,000 convertible note dated January 8, 2020 and a $200,000 convertible note dated May 10, 2022, both held by Lewis Titterton, a $100,000 convertible note dated May 10, 2022 and a $100,000 convertible note dated September 15, 2023, both held by Paul Rosenbaum, and a $25,000 convertible note dated August 3, 2022 held by Sanford Litvak.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This quarterly report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations contained in this Item.  When used in this quarterly report and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “expects”, “will likely result”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements.”  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties identified in our annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”) and in this Item 2 of Part I of this quarterly report.  Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on key suppliers, reliance on our intellectual property, the outcome of our intellectual property litigation and the ability to obtain adequate financing in the future.  We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

Liquidity and Capital Resources

We used cash for operations of approximately $0.8 million for the three months ended March 31, 2024 and generated cash from operations of $13.2 million for the three months ended March 31, 2023.  The decrease in cash generated from operations from 2023 to 2024 is primarily due to proceeds received from the patent license and settlement agreement entered into in February 2023, net of contingent legal fees and expenses paid.

At March 31, 2024, we had cash and cash equivalents of approximately $1.7 million and an accumulated deficit of $434.4 million.  A significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  In addition, we have approximately $1.4 million in convertible debt maturities over the next twelve months.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these condensed consolidated financial statements.

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

Financial Condition

Our working capital decreased approximately $1.1 million from December 31, 2023 to March 31, 2024.  This decrease in working capital is primarily the result of cash used in operations during the three months ended March 31, 2024 and an increase in current liabilities from the reclassification of an additional $0.4 million of convertible notes that mature within the next twelve months, from long-term to current liabilities.

Our long-term liabilities decreased $0.6 million from December 31, 2023 to March 31, 2024, primarily due to the reclassification of an additional $0.4 million of convertible notes that mature within the next twelve months from long-term to current liabilities and an overall decrease in the estimated fair value our contingent payment obligations of $0.2 million.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Revenue and Cost of Sales

We reported no licensing revenue for the three months ended March 31, 2024.  Licensing revenue was $25.0 million for the three months ended March 31, 2023, resulting from a patent license and settlement agreement entered into in February 2023.  The parties' performance obligations were met in February 2023 and we recognized revenue at that time.  Cost of sales for the three months ended March 31, 2024 and 2023 consists of amortization expense related to the patents covered under license agreements.  Although we anticipate revenue to result in 2024 and beyond from our patent enforcement actions, the amount and timing is highly unpredictable and there can be no assurance that we will achieve our anticipated results.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of litigation fees and expenses, personnel and related costs, including share-based compensation, for executive, Board, finance and accounting and technical support personnel for our patent enforcement program, and costs incurred for insurance and outside professional fees for accounting, legal and business consulting services.

Our selling, general and administrative expenses decreased by approximately $11.3 million, or 93.6%, during the three months ended March 31, 2024 when compared to the same period in 2023.  This is primarily the result of an $11.1 million decrease in litigation fees and expenses and a $0.1 million decrease in share-based compensation.

The decrease in litigation fees and expenses from 2023 to 2024 is the result of contingent legal fees and expenses recognized in 2023 in conjunction with the confidential patent license and settlement agreement reached in February 2023.

The decrease in our share-based compensation for the three months ended March 31, 2024 is primarily the result of fewer share-based grants being awarded to employees and executives.  As of March 31, 2024, we had $0.3 million of total unrecognized compensation cost related to all non-vested share-based compensation awards that is expected to be recognized over a period of approximately 1.0 years.

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

For the three months ended March 31, 2024 and 2023, we recorded aggregate decreases in the fair value of our secured and unsecured contingent payment obligations of approximately $0.2 million and $0.3 million, respectively.  The change in fair value for the three months ended March 31, 2024 was primarily the result of changes in the estimated amounts and timing of projected future cash flows due to changes in probabilities and time frames based on the status of various patent infringement actions.  With respect to the secured contingent payment obligation, the decrease in fair value resulting from the aforementioned factors was offset by an increase in fair value resulting from the accrual of interest on the outstanding obligation.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of March 31, 2024, we had outstanding warrants to purchase approximately 10.3 million shares of our common stock. The estimated grant date fair value of these warrants of approximately $3.5 million is included in shareholders’ deficit in our condensed consolidated balance sheets.  The outstanding warrants have a weighted average exercise price of $0.75 per share and a weighted average remaining life of approximately 1.3 years.

Critical Accounting Policies

There have been no changes in accounting policies from those stated in our 2023 Annual Report.  We do not expect any newly effective accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2024.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds, Issuer Purchases of Equity Securities.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

On May 10, 2024, we amended convertible notes held by three of our directors.  A June 19, 2019 note with a principal balance of $25,000 and a September 13, 2019 with a principal balance of $50,000, both held by Lewis Titterton, were amended to extend the maturity dates to March 15, 2026, reduce the interest rate from 8% to 5% and to replace the quarterly interest payments with a single payment of unpaid, accrued interest at the earlier of conversion or maturity of the notes.  Additional convertible notes with an aggregate principal balance of $475,000 were also amended to replace the quarterly interest payment dates with a single payment of unpaid, accrued interest at the earlier of conversion or maturity of the notes.  These additional amended notes include a $50,000 convertible note dated January 8, 2020 and a $200,000 convertible note dated May 10, 2022, both held by Lewis Titterton, a $100,000 convertible note dated May 10, 2022 and a $100,000 convertible note dated September 15, 2023, both held by Paul Rosenbaum, and a $25,000 convertible note dated August 3, 2022 held by Sanford Litvak.  All other terms of the convertible promissory notes remain unchanged.  The foregoing summaries of the Convertible Note Amendments are qualified in their entirety by reference to the full text of the agreements, which are attached as part of Exhibits 10.1 through 10.7 hereto and are incorporated herein by reference.

The foregoing information is furnished in response to Item 1.01 and 2.03 of Form 8-K and shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any disclosure document of the Registrant, except as shall be expressly set forth by specific instructions in such document.

ITEM 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1	Amendment to Convertible Note dated June 19, 2019 between Registrant and Lewis Titterton *

10.2	Amendment to Convertible Note dated September 13, 2019 between Registrant and Lewis Titterton *

10.3	Amendment to Convertible Note dated January 8, 2020 between Registrant and Lewis Titterton *

10.4	Amendment to Convertible Note dated May 10, 2022 between Registrant and Lewis Titterton *

10.5	Amendment to Convertible Note dated May 10, 2022 between Registrant and Paul Rosenbaum *

10.6	Amendment to Convertible Note dated September 15, 2023 between Registrant and Paul Rosenbaum *

10.7	Amendment to Convertible Note dated August 3, 2022 between Registrant and Sanford Litvack *

31.1	Section 302 Certification of Jeffrey L. Parker, CEO *

31.2	Section 302 Certification of Cynthia L. French, CFO *

32.1	Section 906 Certification **

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.
Registrant

May 14, 2024	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 14, 2024	By:	/s/Cynthia L. French
Cynthia L. French
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)