Form 10-Q
period 2024-06-30
PARKERVISION INC
filed 2024-08-13
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, 89,606,984 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	June 30, 2024	December 31, 2023
CURRENT ASSETS:
Cash and cash equivalents	$1,025	$2,560
Prepaid expenses	70	61
Other current assets	36	34
Total current assets	1,131	2,655

Intangible assets, net	945	1,055
Other assets, net	312	313
Total assets	$2,388	$4,023

CURRENT LIABILITIES:
Accounts payable	$438	$573
Accrued expenses:
Salaries and wages	25	23
Professional fees	55	67
Other accrued expenses	462	447
Related party note payable, current portion	136	134
Convertible notes, current portion	1,300	1,045
Total current liabilities	2,416	2,289

LONG-TERM LIABILITIES:
Secured contingent payment obligation	29,235	29,402
Unsecured contingent payment obligations	7,063	7,618
Related party note payable, net of current portion	271	340
Convertible notes, net of current portion	3,588	3,893
Total long-term liabilities	40,157	41,253
Total liabilities	42,573	43,542

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.01 par value, 175,000 shares authorized, 88,890 and 87,681 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	889	877
Additional paid-in capital	393,656	393,314
Accumulated deficit	(434,730)	(433,710)
Total shareholders' deficit	(40,185)	(39,519)
Total liabilities and shareholders' deficit	$2,388	$4,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$-	$-		$25,000
Cost of sales	(58)	(63)	(117)	(106)
Gross margin	(58)	(63)	(117)	24,894

Selling, general and administrative expenses	683	1,125	1,457	13,210
Total operating expenses	683	1,125	1,457	13,210

Other income	16	-	40	-
Interest expense	(104)	(107)	(208)	(213)
Change in fair value of contingent payment obligations	502	2,728	722	3,077
Total interest and other	414	2,621	554	2,864

Provision for income taxes	-	-	-	-

Net (loss) income	(327)	1,433	(1,020)	14,548

Other comprehensive income, net of tax	-	-	-	-

Comprehensive (loss) income	$(327)	$1,433	$(1,020)	$14,548

(Loss) earnings per common share
Basic	$(0.00)	$0.02	$(0.01)	$0.17
Diluted	$(0.00)	$0.01	$(0.01)	$0.12

Weighted average common shares outstanding
Basic	88,683	85,263	88,424	84,570
Diluted	88,683	120,061	88,424	119,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total shareholders' deficit, beginning balances	$(40,023)	$(36,877)	$(39,519)	$(50,689)

Common stock
Beginning balances	884	845	877	812
Issuance of common stock and warrants in private offerings, net of issuance costs	-	-	-	8
Issuance of common stock upon exercise of options and warrants	-	-	-	1
Issuance of common stock, warrants, and options for services	-	3	1	5
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	5	7	11	27
Share-based compensation, net of shares withheld for taxes	-	-	-	2
Ending balances	889	855	889	855

Additional paid-in capital
Beginning balances	393,496	392,388	393,314	391,724
Issuance of common stock and warrants in private offerings, net of issuance costs	-	(14)	-	113
Issuance of common stock upon exercise of options and warrants	-	-	-	3
Issuance of common stock, warrants, and options for services	-	36	18	115
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	83	79	175	349
Share-based compensation, net of shares withheld for taxes	77	129	149	314
Ending balances	393,656	392,618	393,656	392,618

Accumulated deficit
Beginning balances	(434,403)	(430,110)	(433,710)	(443,225)
Comprehensive (loss) income for the period	(327)	1,433	(1,020)	14,548
Ending balances	(434,730)	(428,677)	(434,730)	(428,677)

Total shareholders' deficit, ending balances	$(40,185)	$(35,204)	$(40,185)	$(35,204)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,020)	$14,548
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	118	131
Share-based compensation	149	316
Gain on changes in fair value of contingent payment obligations	(722)	(3,077)
(Gain) loss on disposal/impairment of equipment and intangible assets	(7)	41
Paid in kind interest expense	186	202
Changes in operating assets and liabilities:
Prepaid expenses and other assets	8	261
Accounts payable and accrued expenses	(130)	(156)
Total adjustments	(398)	(2,282)
Net cash (used in) provided by operating activities	(1,418)	12,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(1)
Net cash used in investing activities	-	(1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in private offerings	-	121
Net proceeds from exercise of options and warrants	-	4
Net proceeds from debt financings	-	700
Proceeds from contingent payment obligation	-	5,000
Repayment of contingent payment obligation	-	(13,925)
Principal payments on long-term debt	(117)	(74)
Net cash used in financing activities	(117)	(8,174)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,535)	4,091

CASH AND CASH EQUIVALENTS, beginning of period	2,560	109

CASH AND CASH EQUIVALENTS, end of period	$1,025	$4,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business

ParkerVision, Inc. (“ParkerVision”, “we” or the “Company”) is in the business of innovating fundamental wireless hardware technologies and products.

We have designed and developed proprietary radio frequency (“RF”) technologies and integrated circuits based on those technologies, and we license those technologies to others for use in wireless communication products.   We currently have five licensees of our technologies.  We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others, and therefore the primary focus of our business plan is the enforcement of our intellectual property rights through patent licensing and infringement litigation efforts.  We currently have patent enforcement actions ongoing in various U.S. district courts against mobile handset, smart television and other WiFi product providers, as well as semiconductor suppliers, for the infringement of a number of our RF patents.  We have made significant investments in developing and protecting our technologies.

2. Liquidity and Going Concern

For the six months ended June 30, 2024, we incurred a net loss of approximately $1.0 million and incurred negative cash flows from operations of approximately $1.4 million.  At June 30, 2024, we had cash and cash equivalents of approximately $1.0 million and an accumulated deficit of approximately $434.7 million.  At June 30, 2024, we had $2.4 million in current liabilities, including approximately $1.3 million in convertible debt that matures over the next twelve months. In addition, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these condensed consolidated financial statements.

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

3. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the three and six month periods ended  June 30, 2024 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

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

No revenue was recognized during the six months ended June 30, 2024.  We recognized $25.0 million of revenue during the six-month period ended  June 30, 2023 from a patent license and settlement agreement with a third party for their use of our technologies.  Our performance obligations were satisfied, and therefore revenue recognized, upon transfer of the licensed rights and dismissal of all patent enforcement actions between the parties.

6. (Loss) Earnings per Common Share

Basic (loss) earnings per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share for the three and six months ended June 30, 2024 as all common share equivalents are excluded from the calculation because their effect is anti-dilutive.  The dilutive effect of outstanding options and warrants is calculated using the treasury stock method.  The dilutive effect of shares underlying convertible notes is calculated using the if-converted method.  The following table shows the computation of basic and diluted (loss) earnings per share for the six months ended June 30, 2024 and 2023 (net (loss) income and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$(327)	$1,433	$(1,020)	$14,548
Effect of dilutive securities	-	102	-	202
Net (loss) income adjusted for dilutive effect	(327)	1,535	(1,020)	14,750

Denominator:
Weighted-average basic shares outstanding	88,683	85,263	88,424	84,570
Effect of dilutive securities	-	34,798	-	35,130
Weighted-average diluted shares	88,683	120,061	88,424	119,700

Basic (loss) earnings per share	$(0.00)	$0.02	$(0.01)	$0.17
Diluted (loss) earnings per share	$(0.00)	$0.01	$(0.01)	$0.12

Diluted (loss) earnings per common share for the six months ended June 30, 2024 and 2023 excludes shares underlying options, warrants, and convertible notes that are anti-dilutive.  The anti-dilutive common share equivalents at  June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options outstanding	27,134	25,534	27,134	17,519
Warrants outstanding	10,346	10,346	10,346	7,346
Shares underlying convertible notes	35,925	-	35,925	-
	73,405	35,880	73,405	24,865

7. Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Patents and copyrights	$10,464	$10,431
Accumulated amortization	(9,519)	(9,376)
	$945	$1,055

8. Related Party Note Payable

We have an unsecured promissory note of approximately $0.4 million payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party, for outstanding unpaid fees for legal services.  The SKGF note, as amended from time to time, accrues interest at a rate of 4% per annum, requires monthly payments of principal and interest of $12,500 with a final balloon payment of approximately $0.02 million in  April 2027.  We are currently in compliance with all the terms of the note.  At June 30, 2024, we estimate the note has an aggregate fair value of approximately $0.33 million and would be categorized within Level 2 of the fair value hierarchy.

9. Convertible Notes

For the six months ended June 30, 2024, we had no conversions of our convertible notes and we repaid an aggregate of $0.05 million of notes at maturity.  For the six months ended June 30, 2024, we recognized interest expense of approximately $0.2 million related to the contractual interest on our convertible notes.  During the six months ended June 30, 2024, we elected to pay $0.19 million of interest payments in shares of our common stock and issued approximately 1.1 million shares of our common stock as interest-in-kind payments.

At June 30, 2024, we estimate our convertible notes have an aggregate fair value of approximately $3.8 million and would be categorized within Level 2 of the fair value hierarchy.

Convertible notes payable at  June 30, 2024 and  December 31, 2023 consist of the following (in thousands):

				Principal Outstanding as of
				June 30,	December 31,
Description	Fixed Conversion Rate	Stated Interest Rate	Maturity Date	2024	2023
Convertible note dated September 18, 2018	$0.25	8.0%	March 18, 2026	425	425
Convertible notes dated February/March 2019	$0.25	8.0%	February 28, 2026 to March 13, 2026	750	750
Convertible notes dated June 2019	$0.10	8.0%	December 1, 2024 1	150	150
Convertible notes dated June 2019	$0.10	5.0%	March 15, 2026 2	25	25
Convertible notes dated June/July 2019	$0.10	8.0%	January 15, 2026 to March 19, 2026 3	70	120
Convertible notes dated July 18, 2019	$0.08	7.5%	December 1, 2024 4	700	700
Convertible note dated September 13, 2019	$0.10	5.0%	March 15, 2026 5	50	50
Convertible notes dated January 8, 2020	$0.13	8.0%	January 8, 2025 6	450	450
Convertible notes dated May-August 2022	$0.13	8.0%	May 10, 2027 to August 3, 2027	1,468	1,468
Convertible note dated January 11, 2023	$0.11	9.0%	January 11, 2028 7	500	500
Convertible notes dated January 13, 2023	$0.16	9.0%	January 13, 2028	200	200
Convertible note dated September 15, 2023	$0.25	8.0%	March 15, 2026	100	100
Total principal balance				4,888	4,938
Less current portion				1,300	1,045
				$3,588	$3,893

[1]	On June 3, 2024, this note was amended to extend the maturity date to December 1, 2024.
[2]	On May 10, 2024, this note was amended to extend its maturity date to March 15, 2026 and reduce its interest rate on a going forward basis from 8% to 5%.
[3]	Between June 18 and July 9, 2024, these notes were amended to extend the maturity dates to January 15, 2026 through March 19, 2026.
[4]	Between June 3, 2024 and July 8, 2024, these notes were amended to extend their maturity date from July 18, 2024 to December 1, 2024.
[5]	On May 10, 2024, this note, held by a director of ours, was amended to extend its maturity date to March 15, 2026 and reduce its interest rate on a going forward basis from 8% to 5%.
[6]	On July 8, 2024, a note with a face value of $400,000 was amended to provide for up to ten (10) one-year automatic extensions of the original maturity date, at the original stated interest rate, provided the holder does not revoke the extension option in writing at least ten (10) trading days prior to the then applicable maturity date.
[7]	On July 8, 2024, this note was amended to provide for up to ten (10) one-year automatic extensions of the original maturity date, at the original stated interest rate, provided the holder does not revoke the extension option in writing at least ten (10) trading days prior to the then applicable maturity date. In addition, the note was amended to reduce the conversion price from $0.16 to $0.11.

10. Contingent Payment Obligations

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair value, for the six months ended June 30, 2024 and the year ended  December 31, 2023 (in thousands):

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Secured contingent payment obligation, beginning of period	$29,402	$40,708
Borrowings	-	5,000
Repayments	-	(13,925)
Change in fair value	(167)	(2,381)
Secured contingent payment obligation, end of period	$29,235	$29,402

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

The underlying carrying value of the Note, which includes the Face Value plus accrued interest, was approximately $55.1 million and $51.0 million as of  June 30, 2024 and December 31, 2023, respectively. The range of potential proceeds payable to Brickell is discussed more fully in Note 11.  As of June 30, 2024, we are in compliance with our obligations under the Note and the PPFPA.

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair value, for the six months ended June 30, 2024 and the year ended  December 31, 2023 (in thousands):

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Unsecured contingent payment obligations, beginning of period	$7,618	$5,089
Change in fair value	(555)	2,529
Unsecured contingent payment obligations, end of period	$7,063	$7,618

Our unsecured contingent payment obligations represent amounts payable to others from future patent-related proceeds including (i) a termination fee due to a litigation funder and (ii) contingent payment rights issued to accredited investors in connection with equity financings.  We have elected to measure these unsecured contingent payment obligations at their estimated fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The unsecured contingent payment obligations will be remeasured to fair value at each reporting period with changes recorded in the condensed consolidated statements of comprehensive loss until the contingency is resolved (see Note 11).

11. Fair Value Measurements

The following tables summarize the fair value of our contingent payment obligations measured at fair value on a recurring basis as of  June 30, 2024 and  December 31, 2023 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024:
Liabilities:
Secured contingent payment obligation	$29,235	$-	$-	$29,235
Unsecured contingent payment obligations	7,063	-	-	7,063

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023:
Liabilities:
Secured contingent payment obligation	$29,402	$-	$-	$29,402
Unsecured contingent payment obligations	7,618	-	-	7,618

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used a risk-adjusted discount rate for the secured and unsecured contingent payment obligations of 18.62% and 18.9%, respectively, at June 30, 2024, based on a risk-free rate of 4.62% and 4.9%, respectively, as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at June 30, 2024, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$-	$42.7	$79.6	$-	$9.1	$10.8
Duration (in years)	1.0	2.2	3.0	1.0	1.5	3.0
Estimated probabilities	5%	19%	35%	5%	21%	35%

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

The majority of our litigation is being paid for through contingency fee arrangements with our litigation counsel as well as third-party litigation financing.  In general, litigation counsel is entitled to recoup on a priority basis, from litigation proceeds, any out-of-pocket expenses incurred.  Following reimbursement of out-of-pocket expenses, litigation counsel is generally entitled to a percentage of remaining proceeds based on the terms of the specific arrangement between us, counsel and our third-party litigation funder.

ParkerVision v. Qualcomm (Middle District of Florida-Orlando Division) - Appealed to U.S. Court of Appeals for the Federal Circuit

In March 2022, the district court in the Middle District of Florida ruled on a number of pre-trial motions in our patent infringement case against Qualcomm that was originally filed in May 2014.  The court granted Qualcomm motions to strike and exclude our technical expert report, essentially precluding the support of infringement testimony at trial.  The court also issued an order granting Qualcomm's motion for summary judgment ruling that Qualcomm did not infringe the remaining three patents in the case.  We appealed these rulings to the United States Court of Appeals for the Federal Circuit ("CAFC") and oral arguments were heard in November 2023.  In July 2024, the CAFC issued an order indicating that it did not have jurisdiction over this case as the district court had not entered a final judgement on Qualcomm's counterclaims of invalidity.  The CAFC indicated that the appeal could be refiled, without fees, by August 15, 2024.  The parties filed a motion with the district court requesting an order dismissing Qualcomm's counterclaims of invalidity without prejudice. On August 1, 2024, the district court issued such an order, and on August 7, 2024, the matter was transferred back to the CAFC.  We are currently awaiting a final ruling from the CAFC.   As a result of the court's summary judgment motion in favor of Qualcomm, Qualcomm has the right to petition the court for its fees and costs.  The court has granted a Qualcomm motion to delay such a petition until 30 days following the appellate court’s decision.  We are represented in this case on a full contingency fee basis.

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

ParkerVision v. Realtek (Western District of Texas)

We filed two patent infringement actions in the Western District of Texas against Realtek Semiconductor Corp. ("Realtek"), the first in 2022 and a second in 2023, alleging infringement of an aggregate of seven of our patents.  A claim construction hearing was held in  January 2024 in the first Realtek action and the court adopted the majority of our claim constructions.  A jury trial for the first Realtek action is scheduled for March 2025.  A claim construction hearing was held in June 2024 in the second Realtek action and we are currently awaiting a claim construction ruling and trial date.

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

ParkerVision v. MediaTek (Western District of Texas)

We filed three patent infringement actions in the Western District of Texas against MediaTek Inc. and MediaTek USA Inc. (collectively, "MediaTek"), the first in 2022 and two additional cases in 2023, alleging infringement of an aggregate of ten of our patents.  A claim construction hearing was held in  January 2024 in the first MediaTek action and the court adopted the majority of our claim constructions.  A jury trial for the first MediaTek action is currently scheduled for April 2025. A claim construction hearing was held in June 2024 in the second MediaTek action.  We are currently awaiting the claim construction ruling and a  jury trial is tentatively scheduled for February 2026.

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

ParkerVision v. Texas Instruments (Western District of Texas)

We filed a patent infringement action in the Western District of Texas against Texas Instruments ("TI") in 2023, alleging infringement of three of our patents.  In  December 2023, TI filed a motion to change venue to the Northern District of Texas. Although a formal order has not been issued on the change of venue matter, the court informed the parties prior to the claim construction hearing that it intends to deny this motion. The claim construction hearing was held in June 2024.  The court adopted the majority of our claim constructions, and we are currently awaiting its formal claim construction ruling. A jury trial is tentatively scheduled for May 2025.

ParkerVision v. NXP Semiconductors (Western District of Texas)

We filed a patent infringement action in the Western District of Texas against NXP Semiconductors ("NXP") in 2023, alleging infringement of three of our patents.  A claim construction hearing was held in June 2024.  The court adopted the majority of our claim constructions, and we are currently awaiting its formal claim construction ruling. A jury trial is tentatively scheduled for August 2025.

Intel (USPTO) v. ParkerVision (PTAB)

We appealed an IPR action, originally filed by Intel,  against our U.S. patent 8,190,108, ("the '108 Patent") which was asserted in ParkerVision v. Intel in the Western District of Texas.  Following our February 2023 resolution of the infringement actions against Intel, Intel withdrew from the IPR cases; however the U.S. Patent and Trademark Office ("USPTO") has exercised its right to intervene to defend the PTAB's decisions.  In June 2022, the PTAB issued its final decision for the '108 Patent, determining that the challenged claims of the '108 Patent were unpatentable.  We appealed this decision to the CAFC and oral arguments were presented on May 9, 2024.  On May 16, 2024, the CAFC issued its decision upholding the PTAB ruling that the challenged claims are unpatentable.

TCL and LGE v. ParkerVision (PTAB)

We appealed two IPR actions filed by TCL and LGE against our U.S. patent 7,292,835 (“the ‘835 Patent”) and U.S. patent 7,110,444 ("the ‘444 Patent"), both of which are asserted in the infringement cases against these parties in the Western District of Texas. Oral hearings for these IPRs were held by the PTAB in September 2022.  In November 2022, the PTAB issued its written decision ruling that the challenged claims for both patents were unpatentable.  We appealed these decisions to the CAFC and oral arguments for both appeals were presented to the CAFC on June 3, 2024.  On June 5, 2024, the CAFC issued its final decision in both of these cases, upholding the PTAB rulings that the challenged claims are unpatentable.

MediaTek v. ParkerVision (PTAB)

MediaTek filed an IPR petition in November 2023 against the '835 Patent, which is one of the patents asserted in the first MediaTek infringement action.  On May 23, 2024, the PTAB instituted the IPR petition.  On May 21, 2024, MediaTek filed a second IPR petition against the '686 Patent which is one of the patents asserted in the second MediaTek infringement action.

TI v. ParkerVision (PTAB)

In May 2024, TI filed  IPR petitions against all three of the patents asserted in our infringement action against them.

NXP v. ParkerVision (PTAB)

In June 2024, NXP filed  IPR petitions against two of the three patents asserted in our infringement action against them.  Both of the IPR challenges are against patents also challenged by TI IPR petitions in May 2024.

Other Contingencies

In July 2024, a public relations firm engaged by us in late 2019 threatened to file a claim against us for the collection of payment for billed and unbilled services totaling approximately $0.3 million purportedly performed by them under our engagement agreement during the period from December 2019 through May 2021.   We currently do not believe a loss related to this claim is probable based on the merits, and therefore our financial statements for the period ended June 30, 2024 do not reflect any accrued liability related to this matter.  Due to the inherent uncertainty of the outcome of litigation, we believe a loss related to this threatened action is reasonably possible in the future, although the estimated amount and relative materiality of such possible future loss is currently indeterminable.

13. Stock Authorization and Issuance

Stock Issuances

Payment for Services

During the six months ended June 30, 2024, we issued 120,000 shares of our common stock to third parties, valued at approximately $19,000, as payment for consulting services over a one-year period.

Common Stock Warrants

As of June 30, 2024, we had outstanding warrants for the purchase of up to 10.3 million shares of our common stock.  The estimated grant date fair value of these warrants of $3.5 million is included in additional paid-in capital in our condensed consolidated balance sheets.  As of June 30, 2024, our outstanding warrants have an average exercise price of $0.75 per share and a weighted average remaining life of approximately 1.0 years.

14. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2023 Annual Report.

For the six months ended June 30, 2024 and 2023, we recognized share-based compensation expense of approximately $0.15 million and $0.32 million, respectively.  Share-based compensation is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income (loss).  As of June 30, 2024, there was $0.2 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  The cost is expected to be recognized over a weighted-average remaining life of approximately 0.8 years.

15. Income Taxes

The Company's effective income tax rate was 0.0% for each of the six months ended June 30, 2024 and 2023 as we expect to be able to utilize net operating loss carryforwards not previously recognized as a tax benefit to offset any income tax expense related to income for the 2023 and 2024 tax years.

16. Related Party Transactions

On May 10, 2024, we amended convertible notes held by three of our directors.  A June 19, 2019 note with a principal balance of $25,000 and a September 13, 2019 note with a principal balance of $50,000, both held by Lewis Titterton, were amended to extend the maturity dates to March 15, 2026, reduce the interest rate from 8% to 5% and to replace the quarterly interest payments with a single payment of unpaid, accrued interest at the earlier of conversion or maturity of the notes (see Note 9).  Additional convertible notes with an aggregate principal balance of $475,000 were also amended to replace the quarterly interest payment dates with a single payment of unpaid, accrued interest at the earlier of conversion or maturity of the notes.  These additional amended notes include a $50,000 convertible note dated January 8, 2020 and a $200,000 convertible note dated May 10, 2022, both held by Lewis Titterton, a $100,000 convertible note dated May 10, 2022 and a $100,000 convertible note dated September 15, 2023, both held by Paul Rosenbaum, and a $25,000 convertible note dated August 3, 2022 held by Sanford Litvak.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This quarterly report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations contained in this Item.  When used in this quarterly report and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “expects”, “will likely result”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements.”  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties identified in our annual report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”) and in this Item 2 of Part I of this quarterly report.  Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on our intellectual property, the outcome of our intellectual property litigation and the ability to obtain adequate financing in the future.  We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

Liquidity and Capital Resources

We used cash for operations of approximately $1.4 million for the six months ended June 30, 2024 and generated cash from operations of $12.3 million for the six months ended June 30, 2023.  The decrease in cash generated from operations from 2023 to 2024 is primarily due to proceeds received from the patent license and settlement agreement entered into in February 2023, net of contingent legal fees and expenses paid.

At June 30, 2024, we had cash and cash equivalents of approximately $1.0 million, an accumulated deficit of $434.7 million, and a working capital deficit of $1.3 million.  At June 30, 2024, we had $2.4 million in current liabilities, including approximately $1.3 million in convertible debt that matures over the next twelve months. In addition, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these condensed consolidated financial statements.

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

Financial Condition

Our working capital decreased approximately $1.7 million from December 31, 2023 to June 30, 2024.  This decrease in working capital is primarily the result of cash used in operations during the six months ended June 30, 2024 and an increase in current liabilities from the reclassification of an additional $0.3 million of convertible notes that mature within the next twelve months, from long-term to current liabilities.

Our long-term liabilities decreased $1.1 million from December 31, 2023 to June 30, 2024, primarily due to the reclassification of an additional $0.3 million of convertible notes that mature within the next twelve months from long-term to current liabilities and an overall decrease in the estimated fair value our contingent payment obligations of $0.7 million.

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

Revenue and Cost of Sales

We reported no licensing revenue for the three and six months ended June 30, 2024 or the three months ended June 30, 2023.  Licensing revenue was $25.0 million for the six months ended June 30, 2023, resulting from a patent license and settlement agreement entered into in February 2023.  The parties' performance obligations were met in February 2023 and we recognized revenue at that time.  Cost of sales for the three and six months ended June 30, 2024 and 2023 consists of amortization expense related to the patents covered under license agreements.  Revenue resulting from our patent enforcement actions is highly unpredictable with respect to the amount and timing of receipt, and there can be no assurance that we will achieve our anticipated results.

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

Our selling, general and administrative expenses decreased by approximately $0.4 million, or 39.3%, during the three months ended June 30, 2024 when compared to the same period in 2023.  This is primarily the result of a $0.2 million decrease in compensation expense, including share-based compensation and a $0.2 million decrease in consulting expenses.

Our selling, general and administrative expenses decreased by approximately $11.8 million, or 89.0%, during the six months ended June 30, 2024 when compared to the same period in 2023.  This is primarily the result of an $11.1 million decrease in litigation fees and expenses, a $0.3 million decrease in compensation expense, including share-based compensation, and a $0.3 million decrease in consulting expenses.

The decrease in our compensation expense for the three and six months ended June 30, 2024 is the result of the elimination of bonuses and share-based awards to employees and executives in 2024.  As of June 30, 2024, we had $0.2 million of total unrecognized compensation cost related to non-vested share-based compensation awards that is expected to be recognized over a period of approximately 0.8 years.  The decrease in consulting fees for the three and six months ended June 30, 2024 is primarily due to decisions not to continue or extend prior consulting arrangements as a result of changes in business strategy.

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

For the three months ended June 30, 2024 and 2023, we recorded aggregate decreases in the fair value of our secured and unsecured contingent payment obligations of approximately $0.5 million and $2.7 million, respectively.  For the six months ended June 30, 2024 and 2023, we recorded aggregate decreases in the fair value of our secured and unsecured contingent payment obligations of approximately $0.7 million and $3.1 million, respectively.  The change in fair value for the three and six months ended June 30, 2024 was primarily the result of changes in the estimated amounts and timing of projected future cash flows due to changes in probabilities and time frames based on the status of various patent infringement actions.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of June 30, 2024, we had outstanding warrants to purchase approximately 10.3 million shares of our common stock. The estimated grant date fair value of these warrants of approximately $3.5 million is included in shareholders’ deficit in our condensed consolidated balance sheets.  The outstanding warrants have a weighted average exercise price of $0.75 per share and a weighted average remaining life of approximately 1.0 years.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2024.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds, Issuer Purchases of Equity Securities.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1	Amendment to Convertible Note dated June 7, 2019 between Registrant and Mark Fisher (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed June 7, 2024)

10.2	Amendment to Convertible Note dated July 18, 2019 between Registrant and Mark Fisher (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed June 7, 2024)

10.3	Amendment to Convertible Note dated July 18, 2019 between Registrant and Stephen Hanson (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed June 7, 2024)

10.4	Amendment to Convertible Note dated July 18, 2019 between Registrant and GEM Partners LP (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed July 12, 2024)

10.5	Amendment to Convertible Note dated January 8, 2020 between Registrant and GEM Partners LP (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed July 12, 2024)

10.6	Amendment to Convertible Note dated January 11, 2023 between Registrant and GEM Partners LP (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed July 12, 2024)

10.7	Amendment to Convertible Note dated July 15, 2019 between Registrant and Lloyd Moriber (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed July 12, 2024)

31.1	Section 302 Certification of Jeffrey L. Parker, CEO *

31.2	Section 302 Certification of Cynthia L. French, CFO *

32.1	Section 906 Certification **

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*     Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ParkerVision, Inc.
Registrant

August 13, 2024	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 13, 2024	By:	/s/Cynthia L. French
Cynthia L. French
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)