Form 10-Q
period 2024-09-30
PARKERVISION INC
filed 2024-11-13
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, 101,132,954 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	September 30, 2024	December 31, 2023
CURRENT ASSETS:
Cash and cash equivalents	$821	$2,560
Prepaid expenses	85	61
Other current assets	36	34
Total current assets	942	2,655

Intangible assets, net	889	1,055
Other assets, net	2	313
Total assets	$1,833	$4,023

CURRENT LIABILITIES:
Accounts payable	$466	$573
Accrued expenses:
Salaries and wages	54	23
Professional fees	101	67
Other accrued expenses	597	447
Related party note payable, current portion	138	134
Convertible notes, current portion	1,050	1,045
Total current liabilities	2,406	2,289

LONG-TERM LIABILITIES:
Secured contingent payment obligation	39,280	29,402
Unsecured contingent payment obligations	6,694	7,618
Related party note payable, net of current portion	236	340
Convertible notes, net of current portion	3,513	3,893
Total long-term liabilities	49,723	41,253
Total liabilities	52,129	43,542

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.01 par value, 175,000 shares authorized, 96,351 and 87,681 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	964	877
Additional paid-in capital	394,277	393,314
Accumulated deficit	(445,537)	(433,710)
Total shareholders' deficit	(50,296)	(39,519)
Total liabilities and shareholders' deficit	$1,833	$4,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$-	$-		$25,000
Cost of sales	(57)	(61)	(174)	(167)
Gross margin	(57)	(61)	(174)	24,833

Selling, general and administrative expenses	980	904	2,437	14,114
Total operating expenses	980	904	2,437	14,114

Other income	7	29	47	29
Interest expense	(101)	(107)	(309)	(320)
Change in fair value of contingent payment obligations	(9,676)	(2,880)	(8,954)	197
Total interest and other	(9,770)	(2,958)	(9,216)	(94)

Provision for income taxes	-	-	-	-

Net (loss) income	(10,807)	(3,923)	(11,827)	10,625

Other comprehensive income, net of tax	-	-	-	-

Comprehensive (loss) income	$(10,807)	$(3,923)	$(11,827)	$10,625

(Loss) earnings per common share
Basic	$(0.12)	$(0.05)	$(0.13)	$0.12
Diluted	$(0.12)	$(0.05)	$(0.13)	$0.09

Weighted average common shares outstanding
Basic	90,340	86,330	89,067	85,163
Diluted	90,340	86,330	89,067	119,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total shareholders' deficit, beginning balances	$(40,185)	$(35,204)	$(39,519)	$(50,689)

Common stock
Beginning balances	889	855	877	812
Issuance of common stock and warrants in private offerings, net of issuance costs	-	-	-	8
Issuance of common stock upon exercise of options and warrants	29	-	29	1
Issuance of common stock, warrants, and options for services	3	-	4	5
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	43	13	54	40
Share-based compensation, net of shares withheld for taxes	-	-	-	2
Ending balances	964	868	964	868

Additional paid-in capital
Beginning balances	393,656	392,618	393,314	391,724
Issuance of common stock and warrants in private offerings, net of issuance costs	-	-	-	113
Issuance of common stock upon exercise of options and warrants	133	-	133	3
Issuance of common stock, warrants, and options for services	34	7	52	122
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	377	105	552	454
Share-based compensation, net of shares withheld for taxes	77	92	226	406
Ending balances	394,277	392,822	394,277	392,822

Accumulated deficit
Beginning balances	(434,730)	(428,677)	(433,710)	(443,225)
Comprehensive (loss) income for the period	(10,807)	(3,923)	(11,827)	10,625
Ending balances	(445,537)	(432,600)	(445,537)	(432,600)

Total shareholders' deficit, ending balances	$(50,296)	$(38,910)	$(50,296)	$(38,910)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,827)	$10,625
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	176	195
Share-based compensation	226	408
Loss (gain) on changes in fair value of contingent payment obligations	8,954	(197)
(Gain) loss on disposal/impairment of equipment and intangible assets	(7)	41
Paid in kind interest expense	283	303
Changes in operating assets and liabilities:
Prepaid expenses and other assets	30	283
Accounts payable and accrued expenses	107	(127)
Total adjustments	9,769	906
Net cash (used in) provided by operating activities	(2,058)	11,531

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(1)
Payments for patent costs and licenses	(1)	-
Net cash used in investing activities	(1)	(1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock in private offerings	-	121
Net proceeds from exercise of options and warrants	471	4
Net proceeds from debt financings	-	800
Proceeds from contingent payment obligation	-	5,000
Repayment of contingent payment obligation	-	(13,925)
Principal payments on long-term debt	(151)	(306)
Net cash provided by (used in) financing activities	320	(8,306)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,739)	3,224

CASH AND CASH EQUIVALENTS, beginning of period	2,560	109

CASH AND CASH EQUIVALENTS, end of period	$821	$3,333

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

2. Liquidity and Going Concern

For the nine months ended September 30, 2024, we incurred a net loss of approximately $11.8 million and incurred negative cash flows from operations of approximately $2.1 million.  At September 30, 2024, we had cash and cash equivalents of approximately $0.8 million and an accumulated deficit of approximately $445.5 million.  At September 30, 2024, we had $2.4 million in current liabilities, including approximately $1.1 million in convertible debt that matures over the next twelve months.  In addition, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these condensed consolidated financial statements.

Approximately $0.64 million in convertible notes, including accrued interest thereon, were converted by the holders into shares of our common stock subsequent to September 30, 2024, and all of our remaining convertible notes have conversion prices that are substantially below the market price of our common stock as of September 30, 2024.  We anticipate that all of our outstanding convertible notes will be converted by the holders prior to their scheduled maturity dates.  However, even with the anticipated conversions of our convertible debt, our current capital resources are not sufficient to meet our liquidity needs for the next twelve months and we will be required to seek additional capital.  Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations, (ii) our ability to control operating costs, and/or (iii) our ability to obtain additional debt or equity financing.  We expect that proceeds received by us from patent enforcement actions and technology licenses over the next twelve months may not alone be sufficient to cover our working capital requirements.

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

3. Basis of Presentation

The unaudited condensed consolidated financial statements for the three and nine month periods ended  September 30, 2024 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

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

The condensed consolidated financial statements include the accounts of ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH, after elimination of all intercompany transactions and accounts.  ParkerVision GmbH was dissolved and any remaining assets reverted back to the parent company as of September 30, 2024.

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

No revenue was recognized during the nine months ended September 30, 2024.  We recognized $25.0 million of revenue during the nine-month period ended  September 30, 2023 from a patent license and settlement agreement with a third party for their use of our technologies.  Our performance obligations were satisfied, and therefore revenue recognized, upon transfer of the licensed rights and dismissal of all patent enforcement actions between the parties.

6. (Loss) Earnings per Common Share

Basic (loss) earnings per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share for the three and nine months ended September 30, 2024 as all common share equivalents are excluded from the calculation because their effect is anti-dilutive.  The dilutive effect of outstanding options and warrants is calculated using the treasury stock method.  The dilutive effect of shares underlying convertible notes is calculated using the if-converted method.  The following table shows the computation of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2024 and 2023 (net (loss) income and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$(10,807)	$(3,923)	$(11,827)	$10,625
Effect of dilutive securities	-	-	-	302
Net (loss) income adjusted for dilutive effect	(10,807)	(3,923)	(11,827)	10,927

Denominator:
Weighted-average basic shares outstanding	90,340	86,330	89,067	85,163
Effect of dilutive securities	-	-	-	34,395
Weighted-average diluted shares	90,340	86,330	89,067	119,558

Basic (loss) earnings per share	$(0.12)	$(0.05)	$(0.13)	$0.12
Diluted (loss) earnings per share	$(0.12)	$(0.05)	$(0.13)	$0.09

Diluted (loss) earnings per common share for the three and nine months ended September 30, 2024 and 2023 excludes shares underlying options, warrants, and convertible notes that are anti-dilutive.  The anti-dilutive common share equivalents at  September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options outstanding	26,539	25,534	26,539	25,534
Warrants outstanding	7,746	10,346	7,746	10,346
Shares underlying convertible notes	33,711	36,425	33,711	-
	67,996	72,305	67,996	35,880

7. Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Patents and copyrights	$10,465	$10,431
Accumulated amortization	(9,576)	(9,376)
	$889	$1,055

8. Related Party Note Payable

We have an unsecured promissory note of approximately $0.4 million payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party, for outstanding unpaid fees for legal services.  The SKGF note, as amended from time to time, accrues interest at a rate of 4% per annum, requires monthly payments of principal and interest of $12,500 with a final balloon payment of approximately $0.02 million in  April 2027.  We are currently in compliance with all the terms of the note.  At September 30, 2024, we estimate the note has an aggregate fair value of approximately $0.3 million and would be categorized within Level 2 of the fair value hierarchy.

9. Convertible Notes

For the three and nine months ended September 30, 2024, convertible notes with a face value of $0.3 million were converted, at the option of the holder, into approximately 3.6 million shares of our common stock.  No convertible notes were repaid during the three months ended September 30, 2024, and during the nine months ended September 30, 2024 we repaid an aggregate of $0.05 million of notes at maturity.  For the three and nine months ended September 30, 2024, we recognized interest expense of approximately $0.1 million and $0.3 million, respectively, related to the contractual interest on our convertible notes.  During the three months ended September 30, 2024, we elected to pay $0.10 million of interest payments in shares of our common stock and issued approximately 0.65 million shares of our common stock as interest-in-kind payments.  During the nine months ended September 30, 2024, we elected to pay $0.28 million of interest payments in shares of our common stock and issued approximately 1.7 million shares of our common stock as interest-in-kind payments.

At September 30, 2024, we estimate our convertible notes have an aggregate fair value of approximately $3.7 million and would be categorized within Level 2 of the fair value hierarchy.

Convertible notes payable at  September 30, 2024 and  December 31, 2023 consist of the following (in thousands):

				Principal Outstanding as of
				September 30,	December 31,
Description	Fixed Conversion Rate	Stated Interest Rate	Maturity Date	2024	2023
Convertible note dated September 18, 2018	$0.25	8.0%	March 18, 2026	425	425
Convertible notes dated February/March 2019	$0.25	8.0%	February 28, 2026 to March 13, 2026	750	750
Convertible note dated June 2019	$0.10	8.0%	December 1, 2024 [1]	150	150
Convertible note dated June 2019	$0.10	5.0%	March 15, 2026 [2]	-	25
Convertible notes dated June/July 2019	$0.10	8.0%	January 15, 2026 to March 19, 2026 [3]	70	120
Convertible notes dated July 18, 2019	$0.08	7.5%	December 1, 2024 [4]	500	700
Convertible note dated September 13, 2019	$0.10	5.0%	March 15, 2026 [5]	-	50
Convertible notes dated January 8, 2020	$0.13	8.0%	January 8, 2025 [6]	400	450
Convertible notes dated May-August 2022	$0.13	8.0%	May 10, 2027 to August 3, 2027	1,468	1,468
Convertible note dated January 11, 2023	$0.11	9.0%	January 11, 2028 [7]	500	500
Convertible notes dated January 13, 2023	$0.16	9.0%	January 13, 2028	200	200
Convertible note dated September 15, 2023	$0.25	8.0%	March 15, 2026	100	100
Total principal balance				4,563	4,938
Less current portion				1,050	1,045
				$3,513	$3,893

[1]	On June 3, 2024, this note was amended to extend the maturity date to December 1, 2024. This note was converted, at the option of the holder, into shares of our common stock in October 2024.
[2]	On May 10, 2024, this note, held by a director of ours, was amended to extend its maturity date to March 15, 2026 and reduce its interest rate on a going forward basis from 8% to 5%. In September 2024, this note was converted, at the option of the holder, into shares of our common stock.
[3]	Between June 18 and July 9, 2024, these notes were amended to extend the maturity dates to January 15, 2026 through March 19, 2026.
[4]	On June 3, 2024, notes with an aggregate face value of $200,000 were amended to extend their maturity date from July 18, 2019 to December 1, 2024. These notes were subsequently converted at the option of the holders in September 2024 into shares of our common stock. On July 8, 2024, the remaining note, with a face value of $500,000, was amended to extend its maturity date from July 18, 2024 to December 1, 2024, and to add multiple automatic extensions of the maturity date, provided the holder does not revoke the extension option in writing at least ten (10) days prior to the then applicable maturity date. The first automatic extension will extend the maturity date by six months, to June 1, 2025, and the subsequent automatic extensions will extend the maturity date by up to ten (10) one-year periods.
[5]	On May 10, 2024, this note, held by a director of ours, was amended to extend its maturity date to March 15, 2026 and reduce its interest rate on a going forward basis from 8% to 5%. In September 2024, this note was converted, at the option of the holder, into shares of our common stock.
[6]	On July 8, 2024, a note with a face value of $400,000 was amended to provide for up to ten (10) one-year automatic extensions of the original maturity date, at the original stated interest rate, provided the holder does not revoke the extension option in writing at least ten (10) trading days prior to the then applicable maturity date.
[7]	On July 8, 2024, this note was amended to provide for up to ten (10) one-year automatic extensions of the original maturity date, at the original stated interest rate, provided the holder does not revoke the extension option in writing at least ten (10) trading days prior to the then applicable maturity date. In addition, the note was amended to reduce the conversion price from $0.16 to $0.11.

Subsequent to September 30, 2024, notes with an aggregate face value of $0.64 million were converted into shares of our common stock at conversion prices ranging from $0.10 to $0.25.

10. Contingent Payment Obligations

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair value, for the nine months ended September 30, 2024 and the year ended  December 31, 2023 (in thousands):

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Secured contingent payment obligation, beginning of period	$29,402	$40,708
Borrowings	-	5,000
Repayments	-	(13,925)
Change in fair value	9,878	(2,381)
Secured contingent payment obligation, end of period	$39,280	$29,402

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

The underlying carrying value of the Note, which includes the Face Value plus accrued interest, was approximately $57.1 million and $51.0 million as of  September 30, 2024 and December 31, 2023, respectively.  The range of potential proceeds payable to Brickell is discussed more fully in Note 11.  As of September 30, 2024, we are in compliance with our obligations under the Note and the PPFPA.

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair value, for the nine months ended September 30, 2024 and the year ended  December 31, 2023 (in thousands):

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Unsecured contingent payment obligations, beginning of period	$7,618	$5,089
Change in fair value	(924)	2,529
Unsecured contingent payment obligations, end of period	$6,694	$7,618

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

11. Fair Value Measurements

The following tables summarize the fair value of our contingent payment obligations measured at fair value on a recurring basis as of  September 30, 2024 and  December 31, 2023 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024:
Liabilities:
Secured contingent payment obligation	$39,280	$-	$-	$39,280
Unsecured contingent payment obligations	6,694	-	-	6,694

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023:
Liabilities:
Secured contingent payment obligation	$29,402	$-	$-	$29,402
Unsecured contingent payment obligations	7,618	-	-	7,618

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used a risk-adjusted discount rate for the secured and unsecured contingent payment obligations of 17.58% and 17.82%, respectively, at September 30, 2024, based on a risk-free rate of 3.58% and 3.82%, respectively, as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at September 30, 2024, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$-	$59.5	$109.9	$-	$8.4	$10.8
Duration (in years)	0.8	2.8	3.8	0.8	1.6	3.3
Estimated probabilities	15%	27%	35%	15%	29%	35%

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

ParkerVision v. Qualcomm (Middle District of Florida-Orlando Division) - Appealed to U.S. Court of Appeals for the Federal Circuit

On September 6, 2024, the U.S. Court of Appeals for the Federal Circuit ("CAFC") issued its opinion, ruling in our favor on each of the issues we appealed and remanding the case back to the Middle District of Florida (Orlando) where the case will be reopened.  The CAFC appeal was the result of  several district court rulings on pre-trial motions issued in March 2022 in our patent infringement case against Qualcomm, a case that was originally filed in May 2014.  The district court granted Qualcomm motions to strike and exclude our technical expert report, essentially precluding the support of infringement testimony at trial and also issued an order granting Qualcomm's motion for summary judgment ruling that Qualcomm did not infringe the remaining three patents in the case.  We appealed these rulings to the CAFC and oral arguments were heard in November 2023.  In July 2024, the CAFC issued an order indicating that it did not have jurisdiction over this case as the district court had not entered a final judgement on Qualcomm's counterclaims of invalidity.  The parties filed a motion with the district court requesting an order dismissing Qualcomm's counterclaims of invalidity without prejudice. On August 1, 2024, the district court issued such an order, and on August 7, 2024, the matter was transferred back to the CAFC for its decision which was then issued on September 6, 2024.  On November 4, 2024, we filed a motion with the district court requesting a scheduling conference, trial setting, and identification of issues that require the court's resolution before trial.

As a result of the district court's summary judgment motion in favor of Qualcomm in 2022, Qualcomm had the right to petition the court for its fees and costs.  The court granted Qualcomm's motion to delay such a petition until after the issuance of the appellate court’s mandate.  Given the favorable decision by the CAFC, Qualcomm is not entitled to its fees and costs in relation to the now-vacated 2022 summary judgment decision.  We are represented in this case on a full contingency fee basis.

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

ParkerVision v. Realtek (Western District of Texas)

We filed two patent infringement actions in the Western District of Texas against Realtek Semiconductor Corp. ("Realtek"), the first in 2022 and a second in 2023, alleging infringement of an aggregate of seven of our patents.  A claim construction hearing was held in  January 2024 in the first Realtek action and the court adopted the majority of our claim constructions.  A jury trial for the first Realtek action is scheduled for July 2025.  A claim construction hearing was held in June 2024 in the second Realtek action, and the special master appointed by the court recommended the majority of the claim constructions in our favor.  A trial date has not yet been scheduled in the second Realtek action.

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

ParkerVision v. MediaTek (Western District of Texas)

We filed three patent infringement actions in the Western District of Texas against MediaTek Inc. and MediaTek USA Inc. (collectively, "MediaTek"), the first in 2022 and two additional cases in 2023, alleging infringement of an aggregate of ten of our patents.  One of the patents was dropped from the first MediaTek case following an inter partes review ("IPR") petition filed by MediaTek which was subsequently terminated.  A claim construction hearing was held in  January 2024 in the first MediaTek action and the court adopted the majority of our claim constructions.  A jury trial for the first MediaTek action is currently scheduled for June 2025.  A claim construction hearing was held in June 2024 in the second MediaTek action, and the special master appointed by the court recommended the majority of the claim constructions in our favor.  A jury trial is scheduled for February 2026 in the second MediaTek action.  No schedule has been established by the court for the third MediaTek action.

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

ParkerVision v. Texas Instruments (Western District of Texas)

We filed a patent infringement action in the Western District of Texas against Texas Instruments ("TI") in 2023, alleging infringement of three of our patents.  In  December 2023, TI filed a motion to change venue to the Northern District of Texas which the court denied in August 2024. A claim construction hearing was held in June 2024, and the special master appointed by the court recommended the majority of the claim constructions in our favor.   A jury trial is tentatively scheduled for May 2025.

ParkerVision v. NXP Semiconductors (Western District of Texas)

We filed a patent infringement action in the Western District of Texas against NXP Semiconductors ("NXP") in 2023, alleging infringement of three of our patents.  A claim construction hearing was held in June 2024, and the special master appointed by the court recommended the majority of the claim constructions in our favor.   A jury trial is tentatively scheduled for August 2025.

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

TCL and LGE v. ParkerVision (PTAB)

We appealed two IPR actions filed by TCL and LGE against our U.S. patent 7,292,835 (“the ‘835 Patent”) and U.S. patent 7,110,444 ("the ‘444 Patent"), both of which are asserted in the infringement cases against these parties in the Western District of Texas. Oral hearings for these IPRs were held by the PTAB in September 2022.  In November 2022, the PTAB issued its written decision ruling that the challenged claims for both patents were unpatentable.  We appealed these decisions to the CAFC and oral arguments for both appeals were presented to the CAFC on June 3, 2024.  On June 5, 2024, the CAFC issued its final decision, in the form of a Rule 36, in both of these cases, affirming the PTAB rulings.  On November 4, 2024, we submitted a petition for a Writ of Certiorari with the U.S. Supreme Court challenging the CAFC's use of Rule 36 to affirm PTAB decisions without a written opinion.

MediaTek v. ParkerVision (PTAB)

MediaTek filed an IPR petition in November 2023 against the '835 Patent, which is one of the patents asserted in the first MediaTek infringement action. On May 23, 2024, the PTAB instituted the IPR petition.  MediaTek withdrew its petition and the IPR was terminated in September 2024, following our dismissal of the '835 Patent from the patent infringement action against MediaTek.    On May 21, 2024, MediaTek filed a second IPR petition against the '686 Patent which is one of the patents asserted in the second MediaTek infringement action, and on October 18, 2024, MediaTek filed a third IPR petition against our '593 Patent, one of the patents asserted in the third MediaTek action.  The PTAB has not yet issued its decision regarding institution of the second and third MediaTek IPR petitions.

TI v. ParkerVision (PTAB)

In May 2024, TI filed IPR petitions against all three of the patents asserted in our infringement action against them. The PTAB has not yet issued its decision regarding institution of any of these IPR petitions.

NXP v. ParkerVision (PTAB)

In June 2024, NXP filed IPR petitions against two of the three patents asserted in our infringement action against them.  Both of the IPR challenges are against patents also challenged in IPR petitions filed by TI.  The PTAB has not yet issued its decision regarding institution of any of these IPR petitions.

Other Contingencies

In July 2024, a public relations firm engaged by us in late 2019 threatened to file a claim against us for the collection of payment for billed and unbilled services totaling approximately $0.3 million purportedly performed by them under our engagement agreement during the period from December 2019 through May 2021.  In November 2024, the parties reached an agreement to resolve the disputed fees, and we have accrued our negotiated payment obligation in the consolidated financial statements for the period ended September 30, 2024.

13. Stock Authorization and Issuance

Stock Authorization

On October 28, 2024, our shareholders approved an amendment to our amended and restated articles of incorporation to increase our authorized common shares from 175 million to 225 million.

Stock Issuances

Payment for Services

On January 2, 2024, we entered into an agreement with a third party to provide shareholder relations services.  As consideration for services provided under the twelve-month term of the agreement, we issued 120,000 shares of unregistered common stock for a non-refundable retainer for services valued at approximately $0.02 million.  The value of the shares issued is being recognized as consulting expense over the term of the agreement.

On August 1, 2024, we entered into an agreement with a third party to provide financial advisory services with respect to future development of our intellectual property.   As consideration for services provided under the twelve-month term of the agreement, we issued 250,000 shares of unregistered common stock as a non-refundable retainer for services valued at approximately $0.04 million.  The value of the shares issued was recognized as consulting expense during the three months ended September 30, 2024.

Common Stock Warrants

During the three and nine months ended September 30, 2024, 2.6 million warrants with an exercise price of $0.16 were exercised for proceeds to us of $0.4 million. As of September 30, 2024, we had remaining outstanding warrants for the purchase of up to 7.7 million shares of our common stock.  The estimated grant date fair value of these warrants of $3.2 million is included in additional paid-in capital in our condensed consolidated balance sheets.  As of September 30, 2024, our outstanding warrants have an average exercise price of $0.95 per share and a weighted average remaining life of approximately 0.8 years.

14. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2023 Annual Report.

For the three months ended September 30, 2024 and 2023, we recognized share-based compensation expense of approximately $0.08 million and $0.09 million, respectively.  For the nine months ended September 30, 2024 and 2023, we recognized share-based compensation expense of approximately $0.2 million and $0.4 million, respectively.  Share-based compensation is included in selling, general and administrative expenses in the condensed consolidated statements of comprehensive (loss) income.  As of September 30, 2024, there was $0.13 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  The cost is expected to be recognized over a weighted-average remaining life of approximately 0.7 years.

15. Income Taxes

The Company's effective income tax rate was 0.0% for each of the three and nine months ended September 30, 2024 and 2023 as we expect to be able to utilize net operating loss carryforwards not previously recognized as a tax benefit to offset any income tax expense related to income, if any, for the 2023 and 2024 tax years.

16. Related Party Transactions

On May 10, 2024, we amended convertible notes held by three of our directors.  A June 19, 2019 note with a principal balance of $25,000 and a September 13, 2019 note with a principal balance of $50,000, both held by Lewis Titterton, were amended to extend the maturity dates to March 15, 2026, reduce the interest rate from 8% to 5% and to replace the quarterly interest payments with a single payment of unpaid, accrued interest at the earlier of conversion or maturity of the notes.  On September 24, 2024, Mr. Titterton converted each of these notes, including aggregate accrued interest, into an aggregate of 772,110 shares of our common stock.

On May 10, 2024, additional convertible notes with an aggregate principal balance of $475,000 were also amended to replace the quarterly interest payment dates with a single payment of unpaid, accrued interest at the earlier of conversion or maturity of the notes.  These additional amended notes include a $50,000 convertible note dated January 8, 2020 and a $200,000 convertible note dated May 10, 2022, both held by Lewis Titterton, a $100,000 convertible note dated May 10, 2022 and a $100,000 convertible note dated September 15, 2023, both held by Paul Rosenbaum, and a $25,000 convertible note dated August 3, 2022 held by Sanford Litvak.  On September 24, 2024,  Mr. Titterton converted his January 8, 2020 note, including accrued an unpaid interest, into 405,524 shares of our common stock.   In addition, on October 29, 2024, Mr. Rosenbaum converted his May 10, 2022 and September 15, 2023 convertible notes, including accrued and unpaid interest, into an aggregate of 1,252,391 shares of our common stock.

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

Recent Events

On September 6, 2024, the U.S. Court of Appeals for the Federal Circuit ("CAFC") issued it opinion, ruling in our favor on each of the issues we appealed and remanding the case back to the Middle District of Florida (Orlando) where the case will be reopened.

Subsequent to September 30, 2024, our convertible debt was reduced by an aggregate of approximately $0.64 million as a result of conversions, at the option of the debt holders, into shares of our common stock at conversion prices ranging from $0.10 to $0.25.   In addition, we received proceeds of approximately $0.14 million from the exercise of outstanding options.

Liquidity and Capital Resources

We used cash for operations of approximately $2.1 million for the nine months ended September 30, 2024 and generated cash from operations of $11.5 million for the nine months ended September 30, 2023.  The decrease in cash generated from operations from 2023 to 2024 is primarily due to proceeds received from the patent license and settlement agreement entered into in February 2023, net of contingent legal fees and expenses paid.

At September 30, 2024, we had cash and cash equivalents of approximately $0.8 million, an accumulated deficit of $445.5 million, and a working capital deficit of $1.5 million.  At September 30, 2024, we had $2.4 million in current liabilities, including approximately $1.1 million in convertible debt that matures over the next twelve months.  In addition, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these condensed consolidated financial statements.

Approximately $0.64 million in convertible notes, including accrued interest thereon, were converted by the holders into shares of our common stock subsequent to September 30, 2024, and all of our remaining convertible notes have conversion prices that are substantially below the market price of our common stock as of September 30, 2024.  We anticipate that all of our outstanding convertible notes will be converted by the holders prior to their scheduled maturity dates.  However, even with the anticipated conversions of our convertible debt, our current capital resources are not sufficient to meet our liquidity needs for the next twelve months and we will be required to seek additional capital.  Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations, (ii) our ability to control operating costs, and/or (iii) our ability to obtain additional debt or equity financing.  We expect that proceeds received by us from patent enforcement actions and technology licenses over the next twelve months may not alone be sufficient to cover our working capital requirements.

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

Financial Condition

Our working capital decreased approximately $1.8 million from December 31, 2023 to September 30, 2024.  This decrease in working capital is primarily the result of cash used in operations during the nine months ended September 30, 2024.

Our long-term liabilities increased $8.5 million from December 31, 2023 to September 30, 2024, primarily due to an overall increase in the estimated fair value our contingent payment obligations of $8.9 million.  Refer to "Change in Fair Value of Contingent Payment Obligations" below.

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

Revenue and Cost of Sales

We reported no licensing revenue for the three and nine months ended September 30, 2024 or the three months ended September 30, 2023.  Licensing revenue was $25.0 million for the nine months ended September 30, 2023, resulting from a patent license and settlement agreement entered into in February 2023.  The parties' performance obligations were met in February 2023 and we recognized revenue at that time.  Cost of sales for the three and nine months ended September 30, 2024 and 2023 consists of amortization expense related to the patents covered under license agreements.  Revenue resulting from our patent enforcement actions is highly unpredictable with respect to the amount and timing of receipt, and there can be no assurance that we will achieve our anticipated results.

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

Our selling, general and administrative expenses increased by less than  $0.1 million, or 8.4%, during the three months ended September 30, 2024 when compared to the same period in 2023.  This is primarily the result of a $0.1 million increase in litigation fees and expenses.

Our selling, general and administrative expenses decreased by approximately $11.7 million, or 82.7%, during the nine months ended September 30, 2024 when compared to the same period in 2023.  This is primarily the result of an $10.9 million decrease in litigation fees and expenses, a $0.4 million decrease in compensation expense, including share-based compensation, and a $0.3 million decrease in consulting expenses.

The increase in litigation fees and expenses for the three months ended September 30, 2024 is the result of the settlement of a contingent obligation.  The decrease in litigation fees and expenses for the nine months ended September 30, 2024 is the result of contingent legal fees and expenses recognized in 2023 in conjunction with the confidential patent license and settlement agreement reached in February 2023.

The decrease in our compensation expense for the nine months ended September 30, 2024 is the result of bonuses paid and share-based awards issued to employees and executives in 2023.  As of September 30, 2024, we had $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation awards that is expected to be recognized over a period of approximately 0.7 years.  The decrease in consulting fees for the nine months ended September 30, 2024 is primarily due to decisions not to continue or extend prior consulting arrangements as a result of changes in business strategy.

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

For the three months ended September 30, 2024 and 2023, we recorded aggregate increases in the fair value of our secured and unsecured contingent payment obligations of approximately $9.7 million and $2.9 million, respectively.  For the nine months ended September 30, 2024, we recorded an aggregate increase in the fair value of our secured and unsecured contingent payment obligations of approximately $9.0 million compared to an aggregate decrease of $0.2 million for the nine months ended September 30, 2023.  The change in fair value for the three and nine months ended September 30, 2024 was primarily the result of changes in the estimated amounts and timing of projected future cash flows due to changes in probabilities and time frames based on the status of various patent infringement actions, particularly as a result of the favorable CAFC decision received in September 2024 that remanded the Qualcomm case back to district court.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of September 30, 2024, we had outstanding warrants to purchase approximately 7.7 million shares of our common stock. The estimated grant date fair value of these warrants of approximately $3.2 million is included in shareholders’ deficit in our condensed consolidated balance sheets.  The outstanding warrants have a weighted average exercise price of $0.95 per share and a weighted average remaining life of approximately 0.8 years.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2024.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds, Issuer Purchases of Equity Securities.

On August 1, 2024, we issued 250,000 unregistered shares of common stock to a third party for financial advisory services valued at approximately $0.04 million.

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

ParkerVision, Inc.
Registrant

November 13, 2024	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 13, 2024	By:	/s/Cynthia L. French
Cynthia L. French
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)