Form 10-K
period 2024-12-31
PARKERVISION INC
filed 2025-03-24
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant was approximately $10,261,835 (based upon $0.1201 share last sale price on that date, as reported by OTCQB).

As of March 10, 2025, 117,317,586 shares of the Issuer's Common Stock were outstanding.

INTRODUCTORY NOTE

Unless the context otherwise requires, in this Annual Report on Form 10-K (“Annual Report”), “we”, “us”, “our” and the “Company” mean ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH.  ParkerVision GmbH was dissolved as of December 31, 2024.

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

PART I

Item 1. Business.

We are in the business of innovating and licensing our fundamental wireless technologies. We have designed and developed proprietary radio frequency (“RF”) technologies and integrated circuits based on those technologies, and we license our technologies to others for use in wireless communication products.  We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore the primary focus of our current business plan is the enforcement of our intellectual property rights through licensing efforts and patent infringement litigation efforts.  We have determined that our business currently operates under a single operating and reportable segment.

We currently have five licensees of our technologies, all of which resulted from our patent enforcement efforts.  We currently have patent enforcement actions ongoing in various U.S. district courts against mobile handset, smart television and other WiFi product providers, as well as semiconductor suppliers, for the infringement of several of our RF patents.  We have made significant investments in developing and protecting our technologies, the returns on which are dependent upon the generation of future revenues for realization.

We spent the majority of 2024 supporting our current patent enforcement actions, including the defense of Inter Partes Review ("IPR") actions filed against us.  We currently have ten patent enforcement actions pending in the Western District of Texas against five separate foreign defendants and one domestic defendant.  Three of these actions, against two separate defendants, are currently stayed pending results from other related cases.  The active cases have currently scheduled trial dates beginning in 2025 through 2026.  In addition, we have a patent enforcement action against Qualcomm that was remanded back to the Middle District of Florida in September 2024 following a favorable ruling from the Court of Appeals for the Federal Circuit ("CAFC") that reversed the district court's prior summary judgement against us.  The Qualcomm action is awaiting a trial date, following the district court's rulings on outstanding motions.  We also have an additional patent enforcement action against Qualcomm and Apple in the Middle District of Florida and against LG in the District of New Jersey, both of which are currently stayed pending the outcome of the current case against Qualcomm.  A number of defendants in our patent enforcement actions have filed petitions for IPR against claims of the asserted patents.  Currently, we have IPRs that have been instituted by the Patent Trial and Appeal Board ("PTAB") against claims on four of our asserted patents, and one IPR that is pending a PTAB institution decision.  In addition, in late 2024, we filed a petition with the U.S. Supreme Court with respect to two unfavorable PTAB decisions that were upheld by the CAFC through Rule 36 decisions in 2024.  Our petition was denied by the Supreme Court on March 24, 2025.

See “Legal Proceedings” in Note 12 to our consolidated financial statements included in Item 8 for a detailed description of our various patent enforcement actions.  A significant portion of our litigation costs have been funded under a secured contingent payment arrangement with Brickell Key Investments, LP (“Brickell”), contingent arrangements with legal counsel, and various debt and equity financings.  See Note 9 to our consolidated financial statements included in Item 8 and “Liquidity and Capital Resources” included in Item 7 for a full discussion of our litigation funding arrangements and our equity and debt financings.

Products and Licenses

Since 2019, we have focused exclusively on our patent enforcement and licensing efforts.  As of December 31, 2024, we had five licensees for our technologies.  All of our license agreements resulted from settlement of patent enforcement actions initiated by us.  To date, our patent license and settlement agreements have included a one-time, up-front payment to cover past and future use of our technologies, with no future recurring revenue.  See “Revenue” in Note 3 to our consolidated financial statements included in Item 8 for additional details.

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

Patents and Trademarks

We consider our intellectual property, including patents, patent applications, trademarks, and trade secrets to be significant to our business plan.  We have a program to file applications for and obtain patents, copyrights, and trademarks in the U.S. and in selected foreign countries where we believe filing for such protection is appropriate to establish and maintain our proprietary rights in our technology and products.  As of December 31, 2024, we had approximately 50 active U.S. and foreign patents related to our RF technologies.  In addition, we have over 60 patents that have expired over the past seven years that we believe continue to have significant economic value as a result of our ability to assert past damages in our patent enforcement actions.  We estimate the economic lives of our patents to be the shorter of fifteen years from issuance or twenty years from the earliest application date.  Our current portfolio of issued patents have expiration dates ranging from 2025 to 2036.

Employees

As of December 31, 2024, we had seven full-time employees and one part-time employee.  We also outsource certain specialty services, such as information technology and public relations, and utilize contract staff and third-party consultants from time to time to supplement our workforce.  Our employees are not represented by any collective bargaining agreements and we consider our employee relations to be satisfactory.

Following the COVID-19 pandemic, we reverted to fully remote worksites for all of our employees.  Our management, with the oversight of our Board, monitors the hiring, retention, and management of our employees.

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

We have had significant losses and negative cash flows in nearly every year since inception, and continue to have an accumulated deficit which, at December 31, 2024, was approximately $448.2 million.  Our net loss for the year ended December 31, 2024 was approximately $14.5 million, compared to net income for the year ended December 31, 2023 of $9.5 million.  Our independent registered public accounting firm has included in their audit opinion on our consolidated financial statements as of and for the year ended December 31, 2024, a statement with respect to substantial doubt about our ability to continue as a going concern. Note 2 to our consolidated financial statements included in Item 8 includes a discussion regarding our liquidity and our ability to continue as a going concern.  Our consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.  The substantial doubt as to our ability to continue as a going concern may adversely affect our ability to negotiate reasonable terms with our vendors and may adversely affect our ability to raise additional capital in the future.

We have had a history of losses which may ultimately compromise our ability to implement our business plan and continue in operation.

With the exception of the year ended December 31, 2023, our technologies and products have not produced revenues sufficient to cover our operating costs.  We will continue to make expenditures on patent protection and enforcement and general operations in order to continue our current patent enforcement and licensing efforts.  Those efforts may not produce a successful financial outcome in 2025, or at all.  Without a successful financial outcome from one or more of our patent enforcement and licensing efforts, we will not achieve profitability.  If we are not able to generate sufficient revenues or obtain sufficient capital resources, we may not be able to implement our business plan or meet our current obligations due within the twelve months after the issuance date of our consolidated financial statements and investors will suffer a loss in their investment.  This may also result in a change in our business strategies.

We will need to raise substantial additional capital in the future to fund our operations. Failure to raise such additional capital may prevent us from implementing our business plan as currently formulated.

Because we have a history of net losses and negative cash flow from operations, we have funded our operating costs primarily from the sale of debt and equity securities, including our secured and unsecured contingent debt obligations.  Our current capital resources include cash and cash equivalents of $4.9 million at December 31, 2024, which will not be sufficient to meet our working capital needs for the twelve months after issuance of our consolidated financial statements.  Our business plan will continue to require expenditures for patent protection and enforcement and general operations.  If we do not generate sufficient revenues from our licensing and patent enforcement programs, we will require additional capital to fund our operations.  Additional capital may be in the form of debt securities, the sale of equity securities, including common or preferred stock, additional litigation funding, or a combination thereof.  Failure to raise additional capital may have a material adverse impact on our ability to achieve our business objectives.

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

We have $3.5 million in outstanding principal under convertible notes at December 31, 2024.  If we fail to comply with the various covenants set forth in each of the notes, including failure to pay principal or interest when due or consummating a change in control, we could be in default thereunder.  Upon an event of default under each of the notes, the interest rate of the notes will increase to 12% per annum and the outstanding principal balance of the notes plus all accrued unpaid interest may be declared immediately payable by the holders.  We may not have sufficient available funds to repay the notes upon an event of default, and we cannot provide assurances that we will be able to obtain other financing at terms acceptable to us, or at all.

Our ability to utilize our tax benefits could be substantially limited if we fail to generate sufficient income or if we experience an “ownership change.”

We have cumulative net operating loss carryforwards (“NOLs”) totaling approximately $270.8 million at December 31, 2024, of which $230.1 million is subject to expiration in varying amounts from 2025 to 2037.  Our ability to fully recognize the benefits from those NOLs is dependent upon our ability to generate sufficient income prior to their expiration.  In addition, our NOL carryforwards may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code (“Section 382”).  In general, an ownership change under Section 382 occurs if one or more 5% shareholders increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a relevant lookback period.  We have sold a significant number of equity securities over the relevant lookback period which increases the risk of triggering an ownership change under Section 382 from the future sale of additional equity securities.  An ownership change under Section 382 will significantly limit our ability to utilize our tax benefits.

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

We rely on our intellectual property rights, including patents and patent applications, to provide competitive advantage and protect us from theft of our intellectual property.  We believe that our patents are for entirely new technologies and that our patents are valid, enforceable, and valuable.  However, third parties have made claims of invalidity with respect to certain of our patents and other similar claims may be brought in the future.  For example, the PTAB has issued a number of rulings invalidating claims of certain of our patents as a result of third-party challenges filed by defendants in our patent enforcement actions.  If our patents are shown not to be as broad as currently believed or are otherwise challenged such that some or all of the protection is lost, we will suffer adverse effects from the loss of competitive advantage and our ability to offer unique products and technologies.  As a result, there would be an adverse impact on our financial condition and business prospects.  Furthermore, defending against challenges to our patents may give rise to material costs for defense and divert resources away from our other activities.

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

Because of Mr. Parker’s leadership position in the Company, the relationships he has garnered in both the industry in which we operate and the investment community and the key role he plays in our patent litigation strategies, the loss of his services might be seen as an impediment to the execution of our business plan.  If Mr. Parker was no longer available to the Company, investors might experience an adverse impact on their investment.  We maintain a $1.5 million key-man life insurance policy on Mr. Parker.

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

At December 31, 2024, we had 114.0 million shares of common stock outstanding and had outstanding options and warrants for the purchase of up to 35.2 million additional shares of common stock, of which approximately 34.4 million were exercisable as of December 31, 2024.  In addition, as described more fully below, holders of convertible notes may elect to receive up to 27.7 million shares of common stock upon conversion of the notes, and we may elect to pay accrued interest on the notes in shares of our common stock.  The majority of the shares of common stock underlying these securities are currently registered for sale to the holder or for public resale by the holder.  The amount of common stock reserved for issuance may have an adverse impact on our ability to raise capital and may affect the price and liquidity of our common stock in the public market. In addition, the issuance of these shares of common stock will have a dilutive effect on current shareholders’ ownership.

The conversion of outstanding convertible notes into shares of common stock, and the issuance of common stock by us as payment of accrued interest upon the convertible notes, could materially dilute our current shareholders.

We have an aggregate principal amount of $3.5 million in convertible notes outstanding at December 31, 2024.  The notes are convertible into shares of our common stock at fixed conversion prices, which may be less than the market price of our common stock at the time of conversion.  If the entire principal were converted into shares of common stock, we would be required to issue an aggregate of up to 27.7 million shares of common stock.  If we issue all of these shares, the ownership of our current shareholders will be diluted.

Further, we may elect to pay interest on the notes, at our option, in shares of common stock, at a price equal to the then-market price for our common stock.  From 2018 to 2024, we issued an aggregate of approximately 9.3 million shares of common stock as in-kind interest payments on our convertible notes.  We currently do not believe that we will have the financial ability to make payments on the notes in cash when due.  Accordingly, we currently intend to make such payments in shares of our common stock to the greatest extent possible.  Such interest payments could further dilute our current shareholders.

The price of our common stock may be subject to substantial volatility.

The trading price of our common stock has been and may continue to be volatile. Between January 1, 2023 and March 1, 2025, the reported high and low sales prices for our common stock ranged between$0.07 and $1.18 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control.  These factors include, but are not limited to, developments in outstanding litigation, our performance and prospects, general conditions of the markets in which we compete, and other economic and financial conditions.  Such volatility could materially and adversely affect the market price of our common stock in future periods.

Our common stock is quoted on OTCQB, an over-the-counter market.  There can be no assurance that our common stock will continue to trade on the OTCQB or on another over-the-counter market or securities exchange.

Our common stock began trading on the OTCQB, an over-the-counter market, in August 2018 under the symbol “PRKR”.  The over-the-counter market is a significantly more limited market than a nationally-recognized securities exchange such as Nasdaq, and the quotation of our common stock on the over-the-counter market has resulted in a less liquid market available for existing and potential shareholders to trade shares of our common stock.  Securities traded in the over-the-counter market generally have less liquidity due to factors such as the reduced number of investors that will consider investing in the securities, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities.  As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.  We are also subject to additional compliance requirements under applicable state laws relating to the issuance of our securities.  This could have a long-term adverse effect on our ability to raise capital, which ultimately could adversely affect the market price of our common stock.  We cannot provide any assurances as to if or when we will be in a position to relist our common stock on a nationally-recognized securities exchange.

Our common stock has been classified as a “penny stock” from time to time under SEC rules, which means broker-dealers who make a market in our stock may be subject to additional compliance requirements.

Our common stock has been deemed to be a "penny stock" in prior periods, as defined in the Securities Exchange Act of 1934 (the “Exchange Act”).  Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a recognized national exchange; (iii) whose prices are not quoted on an automated quotation system sponsored by a recognized national securities association; or (iv) whose issuer has net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years); or $5,000,000 (if continuous operations for less than three years); or with average revenues of less than $6,000,000 for the last three years.  The Exchange Act requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.  Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”  Further, the Exchange Act requires broker-dealers dealing in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  These procedures require the broker-dealer to (i) obtain from the investor information concerning his, her or its financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor, and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Although our stock is not currently classified as a penny stock, there can be no assurance that we will not revert to penny stock status in the future. Compliance with the penny stock requirements may affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of shareholders to sell their securities in the public market.  These additional procedures could also limit our ability to raise additional capital in the future.

We do not currently pay dividends on our common stock and thus shareholders must look to appreciation of our common stock to realize a gain on their investments.

We do not currently pay dividends on our common stock and intend to retain our cash and future earnings, if any, to fund our business plan.  Our future dividend policy is within the discretion of our Board and will depend upon various factors, including our business, financial condition, results of operations and capital requirements.  We therefore cannot offer any assurance that our Board will determine to pay special or regular dividends in the future.  Accordingly, unless our Board determines to pay dividends, shareholders will be required to look to appreciation of our common stock to realize a gain on their investment.  There can be no assurance that this appreciation will occur.

Provisions in our certificate of incorporation and by-laws could have effects that conflict with the interest of shareholders.

Some provisions in our certificate of incorporation and by-laws could make it more difficult for a third party to acquire control of us.  For example, our Board is divided into three classes with directors having staggered terms of office, our Board has the ability to issue preferred stock without shareholder approval, and there are advance notification provisions for director nominations and submissions of proposals from shareholders to a vote by all the shareholders under the by-laws.  Florida law also has anti-takeover provisions in its corporate statute.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

For purposes of the following disclosure, the terms "cybersecurity incident" and "cybersecurity threat" have the meanings given to such terms in Item 106(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Given the small size of our organization, we leverage a third-party information technology ("IT") service provider for management of our information systems needs. Our IT service provider works closely with executive management in the assessment, identification and management of cybersecurity threats. Cybersecurity threats are prevented and detected by multiple approaches, including perimeter defense, vulnerability management, intrusion testing, multifactor authentication and data protection. We have also implemented a formal cybersecurity awareness program that includes cybersecurity training for all employees and relevant contractors and is integrated with our overall risk management process. Material risks from cybersecurity threats, including those associated with the use of third-party service providers, are assessed during our annual review of our enterprise risks and related controls.

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

Holders

As of March 10, 2025, we had approximately 83 holders of record and we believe there are approximately 6,000 beneficial holders of our common stock.

Dividends

We do not currently pay dividends on our common stock and intend to retain our cash and future earnings, if any, to fund our business plan.  The payment of cash dividends in the future will be dependent upon our revenue and earnings, if any, capital requirements and general financial condition.  The payment of any dividends will be within the discretion of our Board.

Recent Sales of Unregistered Securities

On October 18, 2024, we issued an aggregate of 250,000 restricted stock units ("RSUs) and 250,000 nonqualified share options, valued at an aggregate of approximately $237,000, to two consultants as payment for shareholder relations services over a three-year term. RSUs for an aggregate of 125,000 shares will vest on April 18, 2025 and the remaining RSUs will vest on October 18, 2025.  The options, which have an exercise price of $0.50 per share, will vest in 4 equal quarterly increments commencing on April 18, 2026.  The service agreements may be terminated by us upon 75 days' advance notice any time following the six month anniversary of the effective date of the agreements and any unvested RSUs or options will automatically be cancelled upon the termination date.  We may in the future receive up to $125,000 in proceeds from the exercise of the options.  Any proceeds will be used to fund continued operations.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the year ended December 31, 2024.

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are in the business of innovating and licensing our fundamental wireless technologies.  We have designed and developed proprietary RF technologies and integrated circuits based on those technologies, and we license our technologies to others for use in wireless communication products.  We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the U.S. and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others and therefore our business plan primarily consists of enforcement of our intellectual property rights through patent licensing efforts and infringement litigation.  We currently have patent enforcement actions ongoing in various U.S. district courts against mobile handset, smart television and other WiFi product providers, as well as semiconductor suppliers, for the infringement of a number of our RF patents.  We have made significant investments in developing and protecting our technologies, the returns on which are dependent upon the generation of future revenues for realization.

We continue to aggressively pursue licensing opportunities with wireless communications companies that make, use or sell semiconductors and/or products that incorporate RF technologies.  We believe there are a number of wireless communications companies that can benefit from the use of the RF technologies we have developed, whether through a license or, in certain cases, a joint product venture that may include licensing rights.  Our licensing efforts to date have required litigation in order to enforce and/or defend our intellectual property rights.  Since 2011, we have been involved in patent infringement litigation against Qualcomm and subsequently others for the unauthorized use of our technology.  Refer to Note 12 to our consolidated financial statements included in Item 8 for a complete discussion of our legal proceedings.  We have expended significant resources since 2011 and incurred significant debt for the enforcement and defense of our intellectual property rights.  As of December 31, 2024, we had five licensees for our technologies.

Recent Developments

In December 2024, we completed two private placement transactions with accredited investors for net proceeds of $5 million.  These proceeds will be used to fund our operations in 2025.

On September 6, 2024, the CAFC issued its opinion in our long-standing patent infringement action against Qualcomm.  The CAFC ruled in our favor on each of the issues we appealed and remanded the case back to the Middle District of Florida (Orlando) where the case was reopened. We are currently awaiting rulings from the district court on a number of outstanding motions, after which the court will schedule a pre-trial conference and a trial date.

Liquidity and Capital Resources

With the exception of the year ended December 31, 2023, we have incurred significant losses from operations and negative cash flows in every year since inception, largely as a result of our significant investments in developing advanced technologies and protecting our intellectual property.  We have utilized the proceeds from sales of debt and equity securities and contingent funding arrangements with third parties to fund our operations, including the cost of litigation to enforce our intellectual property rights. At December 31, 2024, we had cash and cash equivalents of approximately $4.9 million, working capital of $2.6 million, and an accumulated deficit of approximately $448.2 million.

For the year ended December 31, 2024, we incurred a net loss of approximately $14.5 million and used cash for operations of approximately $3.2 million.  A significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings, legal fees, and litigation expenses under our contingent funding arrangements.  In addition, we have approximately $1.6 million in convertible debt that, if not converted, will mature between July 2025 and March 2026. Our independent registered public accounting firm has included in their audit report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  See Note 2 to our consolidated financial statements included in Item 8 for a discussion of our liquidity and our ability to continue as a going concern.

We used cash for operations of approximately $3.2 million for the year ended December 31, 2024 and generated cash from operations of $10.8 million for the year ended December 31, 2023.  The increase in cash used for operations from 2023 to 2024 is primarily due to proceeds received from the patent license and settlement agreement entered into in February 2023, net of contingent legal fees and expenses paid.

We made payments of $13.9 million on our secured contingent payment obligation during the year ended December 31, 2023, and paid approximately $0.2 million and $0.3 million in other debt obligations during the years ended December 31, 2024 and 2023, respectively.  During the year ended December 31, 2024, we received aggregate net proceeds from equity-based financings and option and warrant exercises of approximately $5.8 million, compared to aggregate net proceeds of $5.9 million from debt and equity-based financings and option exercises during the year ended December 31, 2023, including $5.0 million in new borrowings under our secured contingent payment obligation.

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

Patent enforcement litigation is costly and time-consuming, and the outcome is difficult to predict.  We expect to continue to invest in the support of our patent enforcement and licensing programs.  We expect that cash flows generated from proceeds received from patent enforcement actions and/or technology licenses in 2025, after deduction of contingent payment obligations, will not be sufficient to cover our operating expenses and debt repayment obligations.  In the event we do not generate revenues, or other patent-related proceeds, sufficient to cover our operational costs and contingent repayment obligations, we will be required to raise additional working capital through the sale of debt or equity securities or other financing arrangements.

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

Financial Condition

Intangible Assets

We consider our intellectual property, including patents, patent applications, trademarks, copyrights, and trade secrets to be significant to our business.  Our intangible assets are pledged as security for our secured contingent payment obligation with Brickell.  The net book value of our intangible assets was approximately $0.8 million and $1.1 million as of December 31, 2024 and 2023, respectively.  The cost basis for our intangible assets represents capitalized legal costs and agency filing fees for securing intellectual property protection and does not include the costs expended in developing the underlying intellectual property.  The cost of our intangible assets is amortized using the straight-line method over their estimated period of benefit, generally fifteen to twenty years.  The decrease in the carrying value of our intangible assets is primarily the result of $0.2 million in patent amortization expense recognized in 2024 as our portfolio matures.  Management evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists.  As part of our ongoing patent maintenance program, we may, from time to time, abandon a particular patent if we determine fees to maintain the patent exceed its expected recoverability.

Contingent Payment Obligations

We have secured and unsecured contingent payment obligations recorded at an aggregate estimated fair value of $46.7 million and $37.0 million as of December 31, 2024 and 2023, respectively.  These repayment obligations are contingent upon receipt of proceeds from patent enforcement and other patent monetization actions.  We have elected to account for these contingent payment obligations at their estimated fair values which are subject to significant estimates and assumptions as discussed in “Critical Accounting Policies” below.  Refer to Note 10 to our consolidated financial statements included in Item 8 for a discussion of the fair value measurement of our contingent payment obligations.  The fair value of our contingent payment obligations may fluctuate significantly from period to period based on unpredictable changes in the status of our various patent litigation actions.

Our secured contingent payment obligation is payable to Brickell as a result of $23 million in aggregate borrowings under litigation funding arrangements initiated in 2016.  As of December 31, 2024, we have repaid Brickell an aggregate of $17.3 million to date under these agreements.  The contingent payment obligation to Brickell is recorded at its estimated fair market value of $40.7 million at December 31, 2024, an increase of $11.3 million or 39% from the estimated fair market value at December 31, 2023.  This increase in fair value is primarily the result of changes in the estimated amounts and timing of projected future cash flows due to changes in probabilities and time frames based on the status of various patent infringement actions, particularly as a result of the favorable CAFC decision received in September 2024 that remanded the Qualcomm case back to district court.

Brickell is entitled to the first $5.8 million in proceeds received by us, net of contingent legal fees, from any patent-related actions.  Thereafter, Brickell is entitled to a prorated percentage of net proceeds.  The underlying carrying value of the contingent payment obligation is represented by a non recourse note with a face value of $45.5 million, plus accrued interest of approximately $13.7 million as of December 31, 2024.  The note matures on August 14, 2028.  If our repayments to Brickell are insufficient to repay the face value of the note plus accrued interest by the maturity date, our remaining repayment obligations under the note will be reduced to zero with future payment obligations, if any, being determined under a separate prepaid forward purchase agreement that entitles Brickell to a specified percentage of monetary recoveries resulting from patent-related actions to the extent not already paid to Brickell under the note or previous litigation funding agreements.

In addition, we have incurred unsecured contingent payment obligations in connection with various funding arrangements.  These contingent payment obligations are payable from our share of patent-related proceeds after satisfaction of our priority obligation to Brickell and payment of contingent fees to legal counsel.  These unsecured contingent payment obligations are recorded at an aggregate estimated fair value of $5.9 million at December 31, 2024, representing a decrease of $1.7 million from the estimated fair market value at December 31, 2023.  This decrease is primarily the result of changes in the estimated amounts and timing of projected future cash flows due to changes in probabilities and time frames based on the status of various patent infringement actions.  The maximum payment obligation for our unsecured contingent payment obligations is $10.8 million at December 31, 2024.

See “Change in Fair Value of Contingent Obligations” included in “Results of Operations” below for a discussion of the changes in the estimated fair values of our secured and unsecured contingent payment obligations.

Note Payable

As of December 31, 2024, we have a $0.3 million unsecured note payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party.  The note calls for monthly payments of $12,500 through March 2027 with a final payment of approximately $0.02 million in April 2027.  Failure to comply with the payment terms of this note constitutes an event of default which, if uncured, will result in the entire unpaid principal balance of the note and any unpaid, accrued interest to become immediately due and payable.  In addition, an event of default results in an increase in the interest rate under the notes to a default rate of 12% per annum.  Notes payable are discussed more fully in Note 7 to our consolidated financial statements included in Item 8.

Convertible Notes

As of December 31, 2024 and 2023, we had $3.5 million and $4.9 million, respectively in notes, convertible at the holders’ option, into shares of our common stock at fixed conversion prices ranging from $0.08 to $0.25 per share.  The decrease in the carrying value of our convertible notes is the result of approximately $1.4 million in notes that were converted into approximately 9.6 million shares of our common stock during 2024.  The outstanding convertible notes as of December 31, 2024 mature at varying dates from July 2025 to January 2028.  Notes representing approximately 40% of the outstanding principal balance are held by a single party and contain provisions for automatic extension of the maturity dates of the notes by up to ten one-year periods, if not revoked at the option of the holder.

The notes bear interest at stated rates ranging from 5% to 9% per annum and interest is generally payable quarterly.  We have the option, subject to certain conditions, to pay the quarterly interest in-kind with shares of our common stock based on the market price of our common stock at the interest payment date.  To date, nearly all of the interest payments under these convertible notes have been paid in-kind, and we anticipate that future payments of interest will also be paid in-kind to the extent allowable.  The notes provide for events of default that include failure to pay principal or interest when due, breach of any of the representations made by us, events of liquidation or bankruptcy, and a change in control.  In the event of default, the interest rate increases to 12% per annum and the outstanding principal balance of the notes plus all accrued interest due may be declared immediately payable by the holders of a majority of the then-outstanding notes.  Our convertible notes payable are more fully discussed in Note 8 to our consolidated financial statements included in Item 8.

Deferred Tax Assets and Related Valuation Allowance

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  As of December 31, 2024, we had net deferred tax assets of approximately $84.0 million, primarily related to our NOL carryforwards, which were fully offset by a valuation allowance due to the uncertainty related to realization of these assets through future taxable income.  In addition, our ability to benefit from our NOL and other tax credit carryforwards could be limited under Section 382 as more fully discussed in “Risk Factors” and in Note 11 to our consolidated financial statements included in Item 8.

Results of Operations for Each of the Years Ended December 31, 2024 and 2023

Revenues and Gross Margins

We reported no licensing revenue for the year ended December 31, 2024.  Licensing revenue was $25 million for the year ended December 31, 2023.  Our licensing revenue is from patent licensing and settlement agreements resulting from patent enforcement actions filed by us.  To date, all of our license and settlement agreements have consisted of a one-time, lump sum payment with no recurring future revenue.  We recognized revenue from each contract when the parties’ performance obligations were met.  Cost of sales related to the licensing revenue consists of amortization expense for the patents covered under the license agreements.  Our licensing revenue is expected to vary based on the market size of the licensee and the specific terms of the license and settlement agreement.

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

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of executive, director, technical support, and finance and administrative personnel and third-party consulting costs, including share-based compensation, costs incurred for insurance, shareholder relations and outside legal and professional services, including litigation expenses, and maintenance expenses related to our patent assets.

Our selling, general and administrative expenses were approximately $4.3 million for the year ended December 31, 2024, as compared to approximately $14.7 million for the year ended December 31, 2023, representing a decrease of approximately $10.5 million or 71%.  This decrease results primarily from a $10.7 million decrease in litigation fees and expenses.  We recognized approximately $11.1 million in contingent litigation expenses resulting from patent license and settlement arrangements for the year ended December 31, 2023.  No contingent litigation expense was recognized during the year ended December 31, 2024.  The contingent legal fees and expenses recognized are generally proportionate to the amount of gross proceeds received from our confidential patent license and settlement agreements.

Change in Fair Value of Contingent Payment Obligations

We have elected to measure our secured and unsecured contingent payment obligations at fair value which is based on significant unobservable inputs.  We estimated the fair value of our secured contingent payment obligations using a probability-weighted income approach based on the estimated present value of projected future cash outflows using a risk-adjusted discount rate.  Increases or decreases in the significant unobservable inputs could result in material increases or decreases in fair value.  Generally, changes in fair value are a result of changes in estimated amounts and timing of projected future cash flows resulting from increases in funded amounts, passage of time, and changes in the probabilities based on the litigation status of the funded actions.

For the year ended December 31, 2024, we recorded a net increase in the aggregate fair value of our secured and unsecured contingent payment obligations of approximately $9.6 million.  The majority of the change in fair value is attributable to changes in the estimated amounts and timing of projected future cash flows due to changes in the litigation status of various patent infringement actions, including the September 2024  CAFC remand of our infringement action against Qualcomm back to district court for trial.

Critical Accounting Policies

We believe that the following are critical accounting policies and estimates that significantly impact the preparation of our consolidated financial statements:

Contingent Payment Obligations

We have accounted for our secured and unsecured contingent payment obligations as long-term debt. Our repayment obligations are contingent upon the receipt of proceeds from patent enforcement or other patent monetization actions. We have elected to measure our contingent payment obligations at their estimated fair values based on the variable and contingent nature of the repayment provisions.  We have determined that the fair value of our secured and unsecured contingent payment obligations falls within Level 3 in the fair value hierarchy, which involves significant estimates and assumptions including projected future patent-related proceeds and the risk-adjusted rate for discounting future cash flows.  Actual results could differ materially from the estimates made.  Changes in fair value, including the component related to imputed interest, are included in the consolidated statements of comprehensive (loss) income under the heading “Change in fair value of contingent payment obligations.”  Refer to Note 10 to our consolidated financial statements included in Item 8 for a discussion of the significant estimates and assumptions used in estimating the fair value of our contingent payment obligations.

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.  This update modifies reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses categorized as significant or regularly provided to the Chief Operating Decision Maker (CODM).  In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements.  ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  We adopted this standard during the fiscal year ended December 31, 2024.  Other than additional disclosure, there was no material impact on our consolidated financial statements upon adoption.  Refer to Note 17 to our consolidated financial statements included in Item 8 for the new disclosure.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.  This update requires enhanced disclosures on income taxes paid, adds disaggregation of continuing operations before income taxes between foreign and domestic earnings, and defines specific categories for the reconciliation of jurisdictional tax rate to effective tax rate.  This ASU is effective for fiscal years beginning after December 15, 2024, and can be applied on a prospective basis.  We are currently evaluating the effect of adopting this new accounting guidance.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses.  This update requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense line item on the income statement.  The standard also requires a qualitative description of other amounts included in each relevant expense line item on the income statement that are not separately disclosed.  In addition, entities are required to disclose the nature and amount of selling expenses.  The amendments in ASU 2024-03 are effective for annual periods beginning after December 15, 2026, which for the Company would be applicable to fiscal year 2027, and for subsequent interim periods.  Early adoption is permitted and the amendments should be applied on a prospective basis.  Retrospective application is permitted.  Adoption of this guidance will result in additional disclosures, but we do not expect the adoption of ASU 2024-03 to materially impact our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20) - Induced Conversions of Convertible Debt Instruments.  This update clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument.  ASU 2024-04 is effective for reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods.  Early adoption is permitted for entities that have adopted ASU 2020-06.  We are currently evaluating the impact of this new accounting guidance.

Off-Balance Sheet Transactions

As of December 31, 2024, we had outstanding warrants to purchase 9.7 million shares of our common stock. The estimated grant date fair value of these warrants of approximately $4.0 million is included in shareholders’ deficit in our consolidated balance sheet for the year ended December 31, 2024.  The outstanding warrants have an average exercise price of $0.85 per share and a weighted average remaining life of approximately 1.5 years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements
Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (FRAZIER & DEETER, LLC, PCAOB ID: 215)	22
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (MSL, P.A., PCAOB ID: 569)	24

FINANCIAL STATEMENTS:
Consolidated Balance Sheets – December 31, 2024 and 2023	26
Consolidated Statements of Comprehensive (Loss) Income - for the years ended December 31, 2024 and 2023	27
Consolidated Statements of Shareholders’ Deficit - for the years ended December 31, 2024 and 2023	28
Consolidated Statements of Cash Flows - for the years ended December 31, 2024 and 2023	29
Notes to Consolidated Financial Statements - December 31, 2024 and 2023	30

SUPPLEMENTARY DATA:
Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

of ParkerVision, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of ParkerVision, Inc. (the “Company”) as of December 31, 2024, and the related consolidated statements of comprehensive (loss) income, changes in shareholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2023 information in Note 17 to retrospectively apply the change in accounting (resulting from the adoption of Accounting Standards Update (ASU) 2023-07, Segment Reporting Topic 280): Improvements to Reportable Segment Disclosures), as described in Note 1.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review, or apply any procedures to the 2023 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has losses from operations, negative operating cash flows and an accumulated deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Fair Value of Contingent Payment Obligations

As described in Notes 1, 9 and 10 to the consolidated financial statements, the Company has recorded the contingent payment obligations at fair value as of December 31, 2024.  To determine the fair value of contingent payment obligations, the Company uses a present value technique based on discounted cash flows to estimate the fair value.

We determined the fair value of the contingent payment obligations listed above was a critical audit matter because the fair value estimates require significant estimates and assumptions by management, including those relating to future patent-related cash proceeds and discount rates.  Testing these estimates and obtaining sufficient audit evidence involved increased auditor judgment and effort.

Our audit procedures related to the valuation of the contingent payment obligations included the following, among others:

●	We obtained an understanding and evaluated the appropriateness of management's valuation methodology, including testing the mathematical accuracy of the calculation.
●	We engaged an external patent litigation specialist to assist with discussions with the Company's patent litigation attorneys in understanding and evaluating significant assumptions used in management's estimate of the fair value of the contingent payment obligations.
●	We performed sensitivity analyses of the timing of future cash flows to evaluate changes in the fair value of the contingent payment obligations.
●	We utilized our internal valuation specialist to evaluate the methodology and significant assumptions used in calculating the credit risk portion of the discount rate utilized by management in estimating the fair value of the contingent payment obligations.

/s/ Frazier & Deeter, LLC

We have served as the Company’s auditor since 2024.

Atlanta, Georgia

March 24, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ParkerVision, Inc.

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Notes 1 and 17, and the disclosure of “Segment Information” (as described in Note 17), the accompanying consolidated balance sheet of ParkerVision, Inc. (the “Company”) and its subsidiary as of December 31, 2023, and the related consolidated statements of comprehensive income, shareholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively apply the change in accounting (as described in Notes 1 and 17), and disclosure of “Segment Information” (as described in Note 17) , present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2023, and the results of their operations and their cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting (as described in Notes 1 and 17), and disclosure of “Segment Information” (as described in Note 17), and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by Frazier & Deeter, LLC.

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

Basis for Opinion (Continued)

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

/s/ MSL, P.A.

We have served as the Company’s auditor from 2019-2024.

Fort Lauderdale, Florida

March 21, 2024

PARKERVISION, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

(in thousands)

	2024	2023
CURRENT ASSETS:
Cash and cash equivalents	$4,918	$2,560
Prepaid expenses	93	61
Other current assets	34	34
Total current assets	5,045	2,655

Intangible assets, net	832	1,055
Other assets, net	2	313
Total assets	$5,879	$4,023

CURRENT LIABILITIES:
Accounts payable	$507	$573
Accrued expenses:
Salaries and wages	709	23
Professional fees	104	67
Other accrued expenses	449	447
Convertible notes, current portion	500	970
Related party convertible notes, current portion	-	75
Related party note payable, current portion	139	134
Total current liabilities	2,408	2,289

LONG-TERM LIABILITIES:
Secured contingent payment obligation	40,724	29,402
Unsecured contingent payment obligations	5,935	7,618
Convertible notes, net of current portion	2,798	3,418
Related party convertible notes, net of current portion	225	475
Related party note payable, net of current portion	201	340
Total long-term liabilities	49,883	41,253
Total liabilities	52,291	43,542

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $.01 par value, 225,000 and 175,000 shares authorized, 113,970 and 87,681 issued and outstanding at December 31, 2024 and 2023, respectively	1,140	877
Additional paid-in capital	400,630	393,314
Accumulated deficit	(448,182)	(433,710)
Total shareholders' deficit	(46,412)	(39,519)
Total liabilities and shareholders' deficit	$5,879	$4,023

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED December 31, 2024 and 2023

(in thousands, except per share amounts)

	2024	2023
Licensing revenue	$-	$25,000
Cost of sales	(229)	(227)
Gross margin	(229)	24,773

Selling, general, and administrative expenses	4,262	14,744
Total operating expenses	4,262	14,744

Interest and other income	52	58
Interest and other expense	(394)	(424)
Change in fair value of contingent payment obligations	(9,639)	(148)
Total interest and other	(9,981)	(514)

Net (loss) income before income tax	(14,472)	9,515

Provision for income taxes	-	-

Net (loss) income	(14,472)	9,515

Other comprehensive income, net of tax	-	-

Comprehensive (loss) income	$(14,472)	$9,515

(Loss) earnings per common share
Basic	$(0.16)	$0.11
Diluted	$(0.16)	$0.08

Weighted average common shares outstanding
Basic	92,150	85,732
Diluted	92,150	119,888

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2024 and 2023

(in thousands)

	Common Stock Outstanding	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2022	81,246	$812	391,724	(443,225)	(50,689)
Issuance of common stock and warrants in public and private offerings, net of issuance costs	844	8	422	-	430
Issuance of common stock upon exercise of options and warrants	21	1	3	-	4
Issuance of equity-based instruments for services	495	5	122	-	127
Issuance of common stock upon conversion of and payment of interest in kind on convertible debt	4,875	49	542	-	591
Share-based compensation, net of shares withheld for taxes	200	2	501	-	503
Net income for the year	-	-	-	9,515	9,515
Balance as of December 31, 2023	87,681	877	393,314	(433,710)	(39,519)
Issuance of common stock and warrants in public and private offerings, net of issuance costs	10,000	100	4,900	-	5,000
Issuance of common stock upon exercise of options and warrants, net of deferred offering costs	4,259	42	407	-	449
Issuance of equity-based instruments for services	370	4	90	-	94
Issuance of common stock upon conversion of and payment of interest in kind on convertible debt	11,660	117	1,627	-	1,744
Share-based compensation, net of shares withheld for taxes	-	-	292	-	292
Net loss for the year	-	-	-	(14,472)	(14,472)
Balance as of December 31, 2024	113,970	$1,140	$400,630	$(448,182)	$(46,412)

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2024 and 2023

(in thousands)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(14,472)	$9,515
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	231	256
Share-based compensation	386	780
Change in fair value of contingent payment obligations	9,639	148
(Gain) loss on disposal/impairment of equipment and intangible assets	(6)	55
Paid in kind interest expense	379	402
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(32)	(1)
Accounts payable and accrued expenses	659	(364)
Net cash (used in) provided by operating activities	(3,216)	10,791

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(2)
Net cash used in investing activities	-	(2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants in public and private offerings	5,000	121
Net proceeds from exercise of options and warrants	758	4
Net proceeds from convertible debt financings	-	800
Proceeds from contingent payment obligation	-	5,000
Repayment of contingent payment obligation	-	(13,925)
Principal payments on long-term debt	(184)	(338)
Net cash provided by (used in) financing activities	5,574	(8,338)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,358	2,451
CASH AND CASH EQUIVALENTS, beginning of year	2,560	109
CASH AND CASH EQUIVALENTS, end of year	$4,918	$2,560

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$18	$24
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

1. SIGNIFICANT ACCOUNTING POLICIES

ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH (collectively “ParkerVision”, “we” or the “Company”) is in the business of innovating and licensing fundamental wireless technologies. We have determined that our business currently operates under a single operating and reportable segment.

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

Basis of Presentation

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”).  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.  The consolidated financial statements include the accounts of ParkerVision, Inc. and our wholly-owned German subsidiary, ParkerVision GmbH, after elimination of all intercompany transactions and accounts.  As of December 31, 2024, ParkerVision GmbH has been dissolved.  The dissolution of ParkerVision GMBH had no material impact on the consolidated financial statements.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The more significant estimates made by us include projected future cash flows and risk-adjusted discount rates for estimating the fair value of our contingent payment obligations.  Other estimates include the estimated lives of share-based awards used in the estimate of the fair market value of share-based compensation, the assessment of recoverability of long-lived assets, the amortization periods for intangible and long-lived assets, and the valuation allowance for deferred taxes.  Actual results could differ from the estimates made.  We periodically evaluate estimates used in the preparation of the financial statements for continued reasonableness.  Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation.

Cash and Cash Equivalents

We consider cash and cash equivalents to include cash on hand, interest-bearing deposits, overnight repurchase agreements and investments with original maturities of three months or less when purchased.

Intangible Assets

We capitalize outside legal costs and agency filing fees incurred in connection with securing the rights to our intellectual property.  Patents, copyrights, and other intangible assets are amortized using the straight-line method over their estimated period of benefit.  We estimate the economic lives of our patents and copyrights to be fifteen to twenty years.  Management evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists.  As part of our ongoing patent maintenance program, we will, from time to time, abandon a particular patent if we determine fees to maintain the patent exceed its expected recoverability.  The cost and accumulated amortization of abandoned intangible assets are removed from their respective accounts, and any resulting net loss is recognized in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income.

Contingent Payment Obligations

We have accounted for our secured and unsecured contingent payment obligations as long-term debt in accordance with Accounting Standards Codification (“ASC”) 470-10-25, “Sales of Future Revenues or Various other Measures of Income.”  Our payment obligations are contingent upon the receipt of proceeds from patent enforcement and/or patent monetization actions.  We have elected to measure our contingent payment obligations at their estimated fair values in accordance with ASC 825, “Financial Instruments” based on the variable and contingent nature of the repayment provisions.  We have determined that the fair value of our secured and unsecured contingent payment obligations falls within Level 3 in the fair value hierarchy, which involves significant estimates, and assumptions including projected future patent-related proceeds and the risk-adjusted rate for discounting future cash flows (see Note 10).  Actual results could differ materially from the estimates made.  Changes in fair value, including the component related to imputed interest, are included in the accompanying consolidated statements of comprehensive (loss) income under the heading “Change in fair value of contingent payment obligations.”

Leases

We account for finance and operating leases in accordance with ASC 842, “Leases” which requires the recognition of lease right-of-use assets and lease liabilities on our consolidated balance sheets for finance and operating leases with initial lease terms of more than 12 months. No new finance or operating leases commenced during the years ended December 31, 2024 or 2023 and as of December 31, 2024 and 2023, we had no finance or operating leases with initial lease terms of more than 12 months.

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

Cost of Sales

Cost of sales includes amortization of intangible assets directly linked with revenue generating licensing activities.  Amortization expense for intangible assets that are not directly related to revenue generating licensing activities are included in selling, general, and administrative expenses in our consolidated statements of comprehensive (loss) income.  As a result of the confidential patent license and settlement agreement reached in February 2023, all of our patents are now directly linked with revenue generating licensing activities and, therefore, amortization expense for all intangible assets is now recorded to cost of sales.

Accounting for Share-Based Compensation

We have various share-based compensation programs which provide for equity awards including stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”).  We calculate the fair value of share-based equity awards on the date of grant and recognize the calculated fair value as compensation expense over the requisite service periods of the related awards.  We estimate the fair value of stock option awards using the Black-Scholes option valuation model.  This valuation model requires the use of subjective assumptions and estimates including how long persons will retain their stock options before exercising them and the volatility of our common stock price over the expected life of the equity award. Such estimates, and the basis for our conclusions regarding such estimates, are outlined in detail in Note 14.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. We account for forfeitures of share-based awards as they occur.

Income Taxes

The provision for income taxes is based on (loss) income before taxes as reported in the accompanying consolidated statements of comprehensive (loss) income.  Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  Our deferred tax assets exclude unrecognized tax benefits which do not meet a more-likely-than-not threshold for financial statement recognition for tax positions taken or expected to be taken in a tax return.

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.  This update modifies reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses categorized as significant or regularly provided to the Chief Operating Decision Maker (CODM).  In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements.  ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  We adopted this standard during the fiscal year ended December 31, 2024.  Other than additional disclosure (see Note 17), there was no material impact on our consolidated financial statements upon adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.  This update requires enhanced disclosures on income taxes paid, adds disaggregation of continuing operations before income taxes between foreign and domestic earnings, and defines specific categories for the reconciliation of jurisdictional tax rate to effective tax rate.  This ASU is effective for fiscal years beginning after December 15, 2024, and can be applied on a prospective basis.  We are currently evaluating the effect of adopting this new accounting guidance.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses.  This update requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense line item on the income statement.  The standard also requires a qualitative description of other amounts included in each relevant expense line item on the income statement that are not separately disclosed.  In addition, entities are required to disclose the nature and amount of selling expenses.  The amendments in ASU 2024-03 are effective for annual periods beginning after December 15, 2026, which for the Company would be applicable to fiscal year 2027, and for subsequent interim periods.  Early adoption is permitted and the amendments should be applied on a prospective basis.  Retrospective application is permitted.  Adoption of this guidance will result in additional disclosures, but we do not expect the adoption of ASU 2024-03 to materially impact our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20) - Induced Conversions of Convertible Debt Instruments.  This update clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument.  ASU 2024-04 is effective for reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods.  Early adoption is permitted for entities that have adopted ASU 2020-06.  We are currently evaluating the impact of this new accounting guidance.

2. LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements as of and for the year ended December 31, 2024 were prepared assuming we will continue as a going concern, which contemplates that we will continue in operation and will be able to realize our assets and settle our liabilities and commitments in the normal course of business for a period of at least one year from the issuance date of these consolidated financial statements.  These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should we be unable to continue as a going concern.

With the exception of the year ended December 31, 2023, we have incurred significant losses from operations and negative cash flows in every year since inception, largely as a result of our significant investments in developing advanced technologies and protecting our intellectual property.  We have utilized the proceeds from sales of debt and equity securities and contingent funding arrangements with third parties to fund our operations, including the cost of litigation to enforce our intellectual property rights.  At December 31, 2024, we had cash and cash equivalents of approximately $4.9 million, working capital of $2.6 million, and an accumulated deficit of approximately $448.2 million.

For the year ended December 31, 2024, we incurred a net loss of approximately $14.5 million and used cash from operations of approximately $3.2 million.  For the year ended December 31, 2024, we made aggregate payments of approximately $0.2 million on long-term debt.  We received aggregate net proceeds in 2024 from equity-based financings of $5.0 million and proceeds from option and warrant exercises of approximately $0.8 million.  These proceeds will be used to support our operations.

A significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings, legal fees, and litigation expenses under our contingent funding arrangements.  In addition, we have approximately $1.6 million in convertible debt that, if not converted, or extended in accordance with the terms of the debt, will mature between July 2025 and March 2026.  Although all of our convertible notes have conversion prices that are currently below the market price of our common stock, conversion is at the option of the holder and there can be no assurance that the holders will exercise their conversion option prior to maturity.  These circumstances indicate there is substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these consolidated financial statements.

Our business plan is currently focused solely on our patent enforcement and technology licensing objectives.  The timing and amount of proceeds from our patent enforcement actions are difficult to predict and there can be no assurance we will receive any proceeds from these enforcement actions.  Refer to Note 12 for a complete discussion of our patent enforcement proceedings.

Significant portions of our litigation costs to date have been funded by contingent payment arrangements with legal counsel.  Fee discounts offered by legal counsel in exchange for contingent payments upon successful outcome in our litigation are not recognized in expense until such time that the related proceeds on which the contingent fees are payable are considered probable.  Contingent fees vary based on each firm’s specific fee agreement.  We currently have contingent fee arrangements in place for all of our active cases.  In addition to our contingent fee agreements with legal counsel, we have secured and unsecured contingent payment obligations that have contingent payments due from patent-related proceeds.

Our current capital resources are not sufficient to meet our liquidity needs for the next twelve months and we may be required to seek additional capital.  Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations, (ii) our ability to control operating costs, (iii) the exercise behavior of our convertible note holders, and/or (iv) our ability to obtain additional debt or equity financing.  We expect that proceeds received by us from patent enforcement actions and technology licenses over the next twelve months may not alone be sufficient to cover our working capital requirements.

We expect to continue to invest in the support of our patent licensing and enforcement program.  The long-term continuation of our business plan is dependent upon the generation of sufficient cash flows from our technology licenses to offset expenses and debt obligations.  In the event that we do not generate sufficient cash flows, we will be required to obtain additional funding through public or private debt or equity financing or contingent fee arrangements and/or reduce operating costs.  Failure to generate sufficient cash flows, raise additional capital through debt or equity financings or contingent fee arrangements, and/or reduce operating costs could have a material adverse effect on our ability to meet our short and long-term liquidity needs and achieve our intended long-term business objectives.

3. REVENUE

We recognized no revenue during the year ended  December 31, 2024.  During the year ended December 31, 2023, we recognized $25 million of revenue derived from contracts with licensees.  The contracts provide access to specified patented technologies as they exist at a point in time, and we have no obligation to provide any future updates.  The consideration received by us was negotiated as part of a settlement of patent litigation where no prior license agreement existed.  The performance obligations were satisfied upon our dismissal of patent enforcement actions with each licensee which was contingent upon our receipt of the negotiated and agreed-upon lump-sum payments from the licensees.  The contracts included no variable consideration.  All consideration received was recorded to licensing revenue as there were no other material components of the contracts.  No contract assets or liabilities exist as of December 31, 2024.

4. (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share for the year ended December 31, 2024, as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive.  The dilutive effect of outstanding options and warrants is calculated using the treasury stock method.  The dilutive effect of shares underlying convertible notes was calculated using the if-converted method.  The following table shows the computation of basic and diluted (loss) earnings per share for the years ended December 31, 2024 and 2023 (net (loss) income and shares in thousands):

	Year Ended December 31,
	2024	2023
Numerator:
Net (loss) income	$(14,472)	$9,515
Effect of dilutive securities	-	402
Net (loss) income adjusted for dilutive effect	(14,472)	9,917

Denominator:
Weighted-average basic shares outstanding	92,150	85,732
Effect of dilutive securities	-	34,156
Weighted-average diluted shares	92,150	119,888

Basic (loss) earnings per share	$(0.16)	$0.11
Diluted (loss) earnings per share	$(0.16)	$0.08

Diluted (loss) earnings per common share for the years ended December 31, 2024 and 2023 excludes options, warrants, and shares underlying convertible notes that are anti-dilutive.  The anti-dilutive common share equivalents at  December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Options outstanding	25,451	26,034
Warrants outstanding	9,746	10,346
Shares underlying convertible notes	27,724	-
	62,921	36,380

5. INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023

Patents and copyrights	$10,429	$10,431
Less accumulated amortization	(9,597)	(9,376)
	$832	$1,055

Amortization expense for the years ended December 31, 2024 and 2023 was approximately $0.23 million and $0.25 million, respectively.  Amortization expense of approximately $0.23 million was recorded to cost of sales in each of the years ended  December 31, 2024 and 2023 as the related patents are directly linked to revenue-generating licenses.

Future estimated amortization expense for intangible assets that have remaining unamortized amounts as of December 31, 2024 is as follows (in thousands):

2025	$194
2026	134
2027	116
2028	99
2029	69
2030 and thereafter	220
Total	$832

6. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023
Advances	$375	$375
Accrued interest	64	66
Other accrued expenses	10	6
	$449	$447

Advances include amounts received from litigation counsel as advanced reimbursement of out-of-pocket expenses expected to be incurred by us.

7. NOTES PAYABLE

Note Payable to a Related Party

We have an unsecured promissory note payable of $0.3 million to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party (see Note 15), for outstanding unpaid fees for legal services.  The note, as amended, accrues interest at 4% per annum and provides for monthly payments of principal and interest of $12,500 with a final balloon payment of approximately $0.02 million due at the maturity date of April 30, 2027.   We recognized interest expense of approximately $0.02 million related to this note for each of the years ended December 31, 2024 and 2023. Principal repayments of $0.13 million and $0.14 million for the years ended December 31, 2024 and 2023, respectively, are included under the caption "Principal payments on long-term debt" in our consolidated statements of cash flows.  Failure to comply with the payment terms of this note constitutes an event of default which, if uncured, will result in the entire unpaid principal balance of the note and any unpaid, accrued interest to become immediately due and payable.  In addition, an event of default results in an increase in the interest rate under the notes to a default rate of 12% per annum. We are currently in compliance with all the terms of the note, as amended.

At December 31, 2024, the aggregate maturities of our notes payable are as follows (in thousands):

2025	$139
2026	144
2027	57
Total	$340

8. CONVERTIBLE NOTES

Our convertible notes represent promissory notes that are convertible, at the holders’ option, into shares of our common stock at fixed conversion prices.  Interest payments are generally made on a quarterly basis and are payable, at our option and subject to certain equity conditions, in either cash, shares of our common stock, or a combination thereof.  The number of shares issued for interest is determined by dividing the interest payment amount by the closing price of our common stock on the trading day immediately prior to the scheduled interest payment date.  Upon conversion by the holder, any accrued and unpaid interest, if not paid in cash, is converted into shares of common stock at the conversion price.  To date, nearly all interest payments on the convertible notes have been made in shares of our common stock.  We have recognized the convertible notes as debt in our consolidated financial statements.

We have the option to prepay approximately 60% of the face value of the notes any time following the one-year anniversary of the issuance of the notes, subject to a premium on the outstanding principal prepayment amount of 25% prior to the two-year anniversary of the note issuance date, 20% prior to the three-year anniversary of the note issuance date, 15% prior to the four-year anniversary of the note issuance date, or 10% thereafter.  The notes provide for events of default that include failure to pay principal or interest when due, breach of any of the representations, warranties, covenants, or agreements made by us, events of liquidation or bankruptcy, and a change in control.  In the event of default, the interest rate increases to 12% per annum and the outstanding principal balance of the notes plus all accrued interest due may be declared immediately payable by the holders of a majority of the then outstanding principal balance of the notes.

No convertible notes were issued during the year ended December 31, 2024.  In September  2023, we issued a 2.5-year, $0.1 million convertible note with a fixed conversion price of $0.25 per share to a Company director (see Note 15).  In January 2023, we sold five-year convertible promissory notes for aggregate proceeds of $0.7 million and a conversion price of $0.16 per share (the "January 2023 Notes").  The shares underlying the January 2023 Notes, as well as shares reserved for future in-kind interest payments on the notes, were registered on a registration statement that was declared effective on May 11, 2023 (File No. 333- 271351).

For the years ended December 31, 2024 and 2023,we repaid an aggregate of $0.05 million and $0.2 million, respectively upon the maturity of convertible notes. Repayments of our convertible notes upon maturity are included in the caption "Principal payments on long-term debt" in our consolidated statements of cash flows. For the years ended December 31, 2024 and 2023, convertible notes with a face value of $1.4 million and $0.2 million, respectively, were converted by the holders into 9.6 million and 1.5 million shares of our common stock, respectively.  We recognized interest expense of approximately  $0.4 million during each of the years ended December 31, 2024 and 2023.  We have elected to pay contractual interest in shares of our common stock.  For the years ended December 31, 2024 and 2023, we issued approximately 2,039,000 and 3,336,000 shares of our common stock, respectively, as interest-in-kind payments on our convertible notes.

For the years ended December 31, 2024 and 2023, we amended convertible notes with an aggregate face value of $2.35 million and $1.18 million, respectively with primary purpose of extending the maturity date of the notes.  Each of the amendments was considered to be a troubled debt restructuring in accordance with ASC 470- 60, and accordingly, the changes were accounted for prospectively and no gain or loss was recognized as a result of the note modifications.

At the holders’ option, subject to ownership limitations, the convertible notes outstanding at December 31, 2024 could be converted into an aggregate of approximately 27.7 million shares of our common stock based on the fixed conversion prices. With the exception of the shares underlying the September 15, 2023 note to a related party, all of the shares underlying our convertible notes, including shares reserved for future in-kind interest payments on the notes, have been registered for resale.

Convertible notes payable to non-related parties at December 31, 2024 and 2023, consist of the following (in thousands):

	Fixed
	Conversion		Interest		December 31,
Description	Rate		Rate	Maturity Date	2024	2023
Convertible notes dated September 18, 2018	$0.25		8.0%	March 18, 2026 [1]	$425	$425
Convertible notes dated February/March 2019	$0.25		8.0%	February 28, 2026 to March 13, 2026 [2]	250	750
Convertible notes dated June 7, 2019	$0.10		8.0%	December 1, 2024 [3]	-	150
Convertible notes dated June/July 2019	$0.10		8.0%	June 19, 2024 to March 19, 2026 [4]	70	120
Convertible notes dated July 18, 2019	$0.08		7.5%	July 18, 2025 [5]	500	700
Convertible notes dated January 8, 2020	$0.13		8.0%	January 8, 2026 [6]	400	400
Convertible notes dated May-August 2022	$0.13		8.0%	May 10, 2027 to August 3, 2027	1,053	1,143
Convertible note dated January 11, 2023	$0.11	[7]	9.0%	January 11, 2028 [7]	500	500
Convertible notes dated January 13, 2023	$0.16		9.0%	January 13, 2028	100	200
Total principal balance					3,298	4,388
Less current portion					500	970
					$2,798	$3,418

1 These notes were amended on September 15, 2023, reducing the conversion rate from $0.57 per share to $0.25 per share and extending the maturity date from September 18, 2023 to March 18, 2026.

2 These notes were amended on September 15, 2023, extending the maturity date from February 28, 2024 through March 13, 2024 to February 28, 2026 through March 13, 2026.  Notes with an aggregate face value of $0.5 million were converted, at the holders' option in 2024.

3 On June 3, 2024, this note was amended to extend the maturity date to December 1, 2024.  This note was converted, at the option of the holder, into shares of our common stock in October 2024.

4 Between June 18 and July 9, 2024, these notes were amended to extend the maturity dates to January 15, 2026 through March 19, 2026.

5 On June 3, 2024, notes with an aggregate face value of $0.2 million were amended to extend their maturity date from July 18, 2024 to December 1, 2024.  These notes were subsequently converted at the option of the holders in September 2024 into shares of our common stock.  On July 8, 2024, the remaining note, with a face value of $0.5 million, was amended to extend its maturity date from July 18, 2024 to December 1, 2024, and to add multiple automatic extensions of the maturity date, provided the holder does not revoke the extension option in writing at least ten (10) trading days prior to the then applicable maturity date.  The first automatic extension extended the maturity date to July 18, 2025, and the subsequent automatic extensions will extend the maturity date by up to ten (10) one-year periods.

6 On July 8, 2024, a note with a face value of $0.4 million was amended to provide for up to ten (10) one-year automatic extensions of the original maturity date, at the original stated interest rate, provided the holder does not revoke the extension option in writing at least ten (10) trading days prior to the then applicable maturity date.

7 On July 8, 2024, this note was amended to provide for up to ten (10) one-year automatic extensions of the original maturity date, at the original stated interest rate, provided the holder does not revoke the extension option in writing at least ten (10) trading days prior to the then applicable maturity date.  In addition, the conversion price was reduced from $0.16 to $0.11.

Convertible notes payable to related parties at December 31, 2024 and 2023, consist of the following (in thousands):

	Fixed
	Conversion	Interest			December 31,
Description	Rate	Rate		Maturity Date	2024	2023
Convertible notes dated June 19, 2019	$0.10	5.0%	[1]	March 15, 2026 [1]	$-	$25
Convertible notes dated September 13, 2019	$0.10	5.0%	[1]	March 15, 2026 [1]	-	50
Convertible notes dated January 8, 2020	$0.13	8.0%		January 8, 2026	-	50
Convertible notes dated May-August 2022	$0.13	8.0%		May 10, 2027 to August 3, 2027	225	325
Convertible note dated September 15, 2023	$0.25	8.0%		March 15, 2026	-	100
Total principal balance					225	550
Less current portion					-	75
					$225	$475

1 On May 10, 2024, convertible notes, held by a director of ours, were amended to extend their maturity date to March 15, 2026 and reduce their interest rate on a going forward basis from 8% to 5%.  In September 2024, these notes were converted, at the option of the holder, into shares of our common stock.

9. CONTINGENT PAYMENT OBLIGATIONS

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation measured at estimated fair market value for the years ended December 31, 2024 and 2023, respectively (in thousands):

	2024	2023
Secured contingent payment obligation, beginning of year	$29,402	$40,708
Proceeds from contingent payment obligation	-	5,000
Repayment	-	(13,925)
Change in fair value	11,322	(2,381)
Secured contingent payment obligation, end of year	$40,724	$29,402

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

Since 2016, we have received aggregate proceeds of $23 million in exchange for Brickell’s right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions and have repaid an aggregate of $17.3 million from patent license and settlement proceeds.  The underlying carrying value of the Note, which includes the Face Value plus accrued interest, was approximately $59.2 million and $51.0 million as of December 31, 2024 and 2023, respectively.  The range of potential proceeds payable to Brickell is discussed more fully in Note 10.

Brickell holds a senior security interest in the majority of our assets until such time as the Note, including accrued interest thereon, is paid in full.  The security interest is enforceable by Brickell in the event that we are in default under the agreement which would occur if (i) we fail, after notice, to pay proceeds to Brickell, (ii) we become insolvent or insolvency proceedings are commenced (and not subsequently discharged) with respect to us, (iii) our creditors commence actions against us (which are not subsequently discharged) that affect our material assets, (iv) we, without Brickell’s consent, incur indebtedness other than immaterial ordinary course indebtedness, or (v) there is an uncured non-compliance of our obligations or misrepresentations under the agreement.  As of December 31, 2024, we are in compliance with our obligations under this agreement.

We have elected to measure our secured contingent payment obligation at its estimated fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods (see Note 10). The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the consolidated statements of comprehensive (loss) income until the contingency is resolved.

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair market value, for the years ended December 31, 2024 and 2023, respectively (in thousands):

	2024	2023
Unsecured contingent payment obligations, beginning of year	$7,618	$5,089
Change in fair value	(1,683)	2,529
Unsecured contingent payment obligations, end of year	$5,935	$7,618

Our unsecured contingent payment obligations represent amounts payable to others from future patent-related proceeds including (i) a termination fee due to a litigation funder (“Termination Fee”) and (ii) contingent payment rights (“CPRs”) issued to accredited investors primarily in connection with equity financings.  We have elected to measure these unsecured contingent payment obligations at their estimated fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The unsecured contingent payment obligations will be remeasured to fair value at each reporting period with changes recorded in the consolidated statements of comprehensive (loss) income until the contingency is resolved (see Note 10).

The Termination Fee is a result of $1.0 million in advances received under a letter agreement with a third-party funder.  Based on the terms of the letter agreement, if a final funding arrangement was not executed by March 31, 2020, we would be obligated to pay, from future patent-related proceeds, an aggregate termination payment equal to five times the advances received, or approximately $5.0 million.  We did not consummate a funding agreement and accordingly the advances were recorded as an unsecured contingent payment obligation at March 31, 2020, when the Termination Fee obligation was incurred.  As of  December 31, 2024, the estimated fair value of unsecured contingent payment obligations related to the Termination Fee is $2.7 million.

The CPRs represent the estimated fair value of rights provided to accredited investors who purchased shares of our common stock in 2020 and 2021 and the fair value of a right issued to a third-party in connection with a service agreement during the year ended December 31, 2020.  No sales of common stock with contingent payment rights were completed during the years ended December 31, 2024 and 2023.  The terms of the CPRs provide that we will pay each investor an allocated portion of our net proceeds from patent-related actions, after taking into account fees and expenses payable to law firms representing us and amounts payable to Brickell.  The investors’ allocated portion of net proceeds will be determined by multiplying the net proceeds recovered by us (up to $10 million) by the quotient of such investors’ subscription amount divided by $10 million, up to an amount equal to each investor’s subscription amount, or an aggregate of $5.8 million.  As of  December 31, 2024, the estimated fair value of our unsecured contingent payment obligations related to the CPRs is $3.2 million.

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

The following table summarizes financial assets and financial liabilities carried at fair value and measured on a recurring basis as of December 31, 2024 and 2023, segregated by classification within the fair value hierarchy (in thousands):

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024:
Liabilities:
Secured contingent payment obligation	$40,724	$-	$-	$40,724
Unsecured contingent payment obligations	5,935	-	-	5,935

December 31, 2023:
Liabilities:
Secured contingent payment obligation	29,402	-	-	29,402
Unsecured contingent payment obligations	7,618	-	-	7,618

For the years ended December 31, 2024 and 2023, respectively, we had no transfers of assets or liabilities between the levels of the hierarchy.

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used a risk-adjusted discount rate for the secured and unsecured contingent payment obligations of 18.27% and 18.21%, respectively, at  December 31, 2024, based on a risk-free rate of 4.27% and 4.21%, respectively, as adjusted by 8% for credit risk and 6% for litigation inherent risk.  We used a risk-adjusted discount rate for the secured and unsecured contingent payment obligations of 18.12% and 18.51%, respectively, at  December 31, 2023, based on a risk-free rate of 4.12% and 4.51%, respectively, as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following tables provide quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at  December 31, 2024 and 2023, respectively, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

December 31, 2024
	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$0.0	$65.3	$150.0	$0.0	$7.8	$10.8
Duration (in years)	1.0	2.8	3.5	1.0	1.6	3.5
Estimated probabilities	15%	19%	25%	15%	21%	25%

December 31, 2023
	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$0.0	$43.1	$79.6	$0.0	$9.7	$10.8
Duration (in years)	0.5	2.3	3.5	0.5	1.4	3.5
Estimated probabilities	5%	20%	35%	5%	23%	35%

We evaluate the estimates and assumptions used in determining the fair value of our contingent payment obligations each reporting period and make any adjustments prospectively based on those evaluations.  Changes in any of these Level 3 inputs could result in a significantly higher or lower fair value measurement.

11. INCOME TAXES AND TAX STATUS

Our net (loss) income before income tax for the years ended December 31, 2024 and 2023 are from domestic operations as well as losses from our wholly-owned German subsidiary.  We elected to treat our German subsidiary as a disregarded entity for purposes of income taxes and accordingly, the losses from our German subsidiary have been included in our operating results.

No current or deferred tax provision was recorded in 2024 as a result of net operating loss ("NOL") carryforwards not previously recognized as a tax benefit that we expect to be able to utilize in the current year to offset income tax expense related to current period income.  No current or deferred tax benefit was recorded in 2023 as a result of current losses and fully deferred tax valuation allowances.  We have recorded a valuation allowance to state our remaining deferred tax assets at their estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for each of the years ended December 31, 2024 and 2023, respectively are as follows (in thousands):

	2024	2023
Tax (benefit) expense at statutory rate	$(3,039)	$1,998
State tax (benefit) expense	(622)	409
Change in valuation allowance	4,085	(2,512)
Other	(424)	105
	$-	$-

Our deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of our assets and liabilities at December 31, 2024 and 2023 (in thousands):

	2024	2023
Gross deferred tax assets:
Net operating loss carry-forward	$67,899	$70,159
Research and development credit carry-forward	4,011	4,565
Share based compensation	1,797	1,350
Patents and other	580	568
Contingent payment obligations	9,509	7,071
Fixed assets	(1)	(1)
Accrued liabilities	171	-
Charitable contributions	2	2
	83,968	83,714
Less valuation allowance	(83,968)	(83,714)
Net deferred tax asset	$-	$-

At December 31, 2024, we had cumulative NOL carry-forwards for income tax purposes of $270.8 million, of which $230.1 million is subject to expiration in varying amounts from 2025 to 2037.  At December 31, 2024, we also had research and development tax credit carryforwards of $4.0 million, which expire in varying amounts from 2025 through 2037.

Our ability to benefit from the NOL and tax credit carry-forwards could be limited under certain provisions of the Internal Revenue Code if there are ownership changes of more than 50%, as defined by Section 382 of the Internal Revenue Code of 1986 (“Section 382”).  Under Section 382, an ownership change may limit the amount of NOL, capital loss and R&D credit carry-forwards that can be used annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  We conduct a study annually of our ownership changes.  Based on the results of our studies, we have determined that we do not have any ownership changes on or prior to December 31, 2024 which would result in limitations of our NOL, capital loss or R&D credit carry-forwards under Section 382.

Uncertain Tax Positions

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Germany.  We have identified our Federal and Florida tax returns as our only major jurisdictions, as defined.  The periods subject to examination for those returns are the 2003 through 2024 tax years.  Unrecognized tax benefits due to uncertain tax positions were $0.64 million for each of the years ended December 31, 2024 and 2023.

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate so long as we maintain a full valuation allowance.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits.  For the years ended December 31, 2024 and 2023, we did not incur any income tax-related interest income, expense or penalties.

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

ParkerVision v. Qualcomm (Middle District of Florida-Orlando Division) - Appealed to U.S. Court of Appeals for the Federal Circuit

On September 6, 2024, the U.S Court of Appeals for the Federal Circuit ("CAFC") issued its opinion, ruling in our favor on each of the issues we appealed and remanding the case back to the Middle District of Florida (Orlando Division) where the case was reopened.  The CAFC appeal was filed  following several March 2022 district court rulings on pre-trial motions in our patent infringement case against Qualcomm, a case that was originally filed in May 2014.  The district court granted Qualcomm motions to strike and exclude our technical expert report, essentially precluding the support of infringement testimony at trial and also issued an order granting Qualcomm's motion for summary judgment ruling that Qualcomm did not infringe the remaining three patents in the case.  We appealed these rulings to the CAFC and oral arguments were heard in November 2023. In July 2024, the CAFC issued an order indicating that it did not have jurisdiction over this case as the district court had not entered a final judgement on Qualcomm's counterclaims of invalidity.  The parties filed a motion with the district court requesting an order dismissing Qualcomm's counterclaims of invalidity without prejudice. On August 1, 2024, the district court issued such an order, and on August 7, 2024, the matter was transferred back to the CAFC for its decision which was then issued on September 6, 2024.  The parties have submitted to the district court a summary of pre-trial motions that remain open and a request for a trial schedule.  In addition, Qualcomm has filed a motion for a new claim construction hearing and we have filed a motion to substitute our infringement and validity expert due to the medical incapacity of our current expert.  The district court has not yet ruled on these pending motions.  The court indicated that it would establish a trial date at a pre-trial conference, following its rulings on outstanding motions.

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

Discovery in this case was closed in January 2021.  In March 2021, the court granted Qualcomm’s motion to strike certain of our 2020 infringement contentions.  As a result of this ruling, in July 2021, we filed a joint motion for entry of a judgment of non-infringement of our Patent No. 7,865,177, subject to appeal. Citing the backlog due to the pandemic, among other factors, the court moved several scheduled deadlines.  Joint pre-trial statements were submitted by the parties in May 2021.  In January 2022, the court held a hearing to allow the parties to present their respective positions on three outstanding motions.  In March 2022, the district court rulings in favor of Qualcomm closed the district court case, subject to our appeal.  As a result of the court’s summary judgment motion in favor of Qualcomm, Qualcomm had the right to petition the court for its fees and costs, a right that was subsequently mooted given the CAFC's decision to vacate the 2022 summary judgement decision.

Our damages expert has submitted a report supporting a damages ask of $1.3 billion for Qualcomm’s unauthorized use of our technology.  Such amount excludes additional amounts requested by us for interest and enhanced damages for willful infringement.  Ultimately, the amount of damages, if any, will be determined by the court.

ParkerVision v. Apple and Qualcomm (Middle District of Florida-Jacksonville Division)

We have a patent infringement case in the Middle District of Florida against Apple Inc. (“Apple”) and Qualcomm, filed in December 2015, alleging infringement of four of our patents, which was subsequently reduced to one patent.  Fact discovery has closed in this case and a jury trial was scheduled to begin in August 2020.  In March 2020, as a result of the impact of COVID-19, the parties filed a motion requesting an extension of certain deadlines in the case.  In April 2020, the court stayed this proceeding pending the outcome of the infringement case against Qualcomm in the Orlando Division of the Middle District of Florida.

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

ParkerVision v. Realtek (Western District of Texas)

We filed two patent infringement actions in the Western District of Texas against Realtek Semiconductor Corp. ("Realtek"), the first in 2022 and a second in 2023, alleging infringement of an aggregate of seven of our patents.  One of the seven patents was dropped from the litigation in August 2024.  A claim construction hearing was held in January 2024 in the first Realtek action and the court adopted the majority of our claim constructions.  A jury trial for the first Realtek action is currently scheduled for July 2025, although based on ongoing discovery, it is anticipated that this date may be rescheduled.  A claim construction hearing was held in June 2024 in the second Realtek action, and the special master appointed by the court recommended the majority of the claim constructions in our favor.  The court adopted the special master recommendations in November 2024, and the trial for the second Realtek action has been set for November 2025.

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

ParkerVision v. MediaTek (Western District of Texas)

We filed three patent infringement actions in the Western District of Texas against MediaTek Inc. and MediaTek USA Inc. (collectively, "MediaTek"), the first in 2022 and two additional cases in 2023, alleging infringement of an aggregate of ten of our patents. One of the patents was voluntarily dropped from the first MediaTek case in 2024 and MediaTek likewise terminated an IPR petition it had initiated against the same patent.  A claim construction hearing was held in January 2024 in the first MediaTek action and the court adopted the majority of our claim constructions.  A jury trial for the first MediaTek action is currently scheduled for June 2025, although based on ongoing discovery, it is anticipated that this date will be rescheduled.  A claim construction hearing was held in June 2024 in the second MediaTek action, and the special master appointed by the court recommended the majority of the claim constructions in our favor.  The court adopted the special master recommendations in January 2025, and the trial for the second MediaTek action has been set for February 2026.  The third MediaTek action has a tentative claim construction hearing scheduled for June 2025 with a trial tentatively scheduled for June 2026.

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

ParkerVision v. Texas Instruments (Western District of Texas)

We filed a patent infringement action in the Western District of Texas against Texas Instruments ("TI") in 2023, alleging infringement of three of our patents.  In December 2023, TI filed a motion to change venue to the Northern District of Texas which the court denied in August 2024. A claim construction hearing was held in June 2024, and the court issued its final claim construction order in November 2024.  A trial was originally set for May 2025, but in December 2024, a revised scheduling order moved the trial date to September 2025. There may be additional changes in the trial schedule based on ongoing discovery.

ParkerVision v. NXP Semiconductors (Western District of Texas)

We filed a patent infringement action in the Western District of Texas against NXP Semiconductors ("NXP") in 2023, alleging infringement of three of our patents.  A claim construction hearing was held in June 2024, and the court issued its final claim construction order in January 2025.  A trial has been tentatively scheduled for August 2025, although this date may be changed based on ongoing discovery.

Intel (USPTO) v. ParkerVision (PTAB)

We appealed an IPR action, originally filed by Intel against our U.S. patent 8,190,108 which was asserted in ParkerVision v. Intel in the Western District of Texas.  Following our February 2023 resolution of the infringement actions against Intel, Intel withdrew from the IPR cases; however the U.S. Patent and Trademark Office exercised its right to intervene to defend the PTAB's decision.  Oral arguments on our appeal were presented on May 9, 2024 and on May 16, 2024, the CAFC issued a Rule 36 decision upholding the PTAB ruling that the challenged claims are unpatentable.

TCL and LGE. v. ParkerVision (PTAB)
We appealed two IPR actions filed by TCL and LGE against our U.S. patent 7,292,835 (“the ‘835 Patent”) and U.S. patent 7,110,444, both of which are asserted in the infringement cases against these parties in the Western District of Texas. In November 2022, the PTAB issued its written decision ruling that the challenged claims for both patents were unpatentable.  We appealed these decisions to the CAFC and oral arguments for both appeals were presented to the CAFC on June 3, 2024.  On June 5, 2024, the CAFC issued its final decisions, in the form of  Rule 36 decisions, affirming the PTAB rulings.  On November 4, 2024, we submitted a petition for a Writ of Certiorari with the U.S. Supreme Court challenging the CAFC's use of Rule 36 to affirm PTAB decisions without a written opinion.  On March 24, 2025, the Supreme Court denied our petition.

MediaTek v. ParkerVision (PTAB)
MediaTek filed an IPR petition in November 2023 against the ‘835 Patent which is one of the patents asserted in the first MediaTek infringement action. In May, 2024, the PTAB instituted the IPR petition.  MediaTek withdrew its petition and the IPR was terminated in September 2024, following our dismissal of the '835 Patent from the patent infringement action against MediaTek.  MediaTek filed a second petition for IPR in May 2024 against the '686 Patent which is one of the patents asserted in the second MediaTek infringement action.  The PTAB instituted this IPR in November 2024 and a final decision is expected in November 2025.  In October 2024, MediaTek filed a third petition for IPR against  the '593 Patent, one of the patents asserted in the third MediaTek action.  The PTAB's institution decision is expected by April 2025.

Texas Instruments and NXP v. ParkerVision (PTAB)
Texas Instruments filed three petitions for IPR in May 2024 against each of the patents asserted in the TI action.  All three IPRs were instituted by the PTAB in November 2024 and a decision is expected by November 2025.  NXP filed petitions for IPR against two of the three patents asserted in the NXP action, which are the same as two of the patents asserted in the TI action.  Accordingly, in December 2024, the PTAB granted NXP's joinder motion to join the TI petitions.

Realtek v. ParkerVision (PTAB)
In December 2024, Realtek filed petitions for IPR against two patents asserted in the second Realtek action, which are the same as the two patents under joint IPR by TI and NXP.  Realtek has filed a joinder motion to join the TI/NXP proceedings.

13. STOCK AUTHORIZATION AND ISSUANCE

Preferred Stock

We have 15 million shares of preferred stock authorized for issuance at the direction of our board of directors (the “Board”).  On November 17, 2005, our Board designated 0.1 million shares of authorized preferred stock as the Series E Preferred Stock in conjunction with its adoption of a Shareholder Protection Rights Agreement that expired in November 2023.  As of December 31, 2024, we had no outstanding preferred stock.

Common Stock

We have 225 million shares of common stock authorized for issuance as of December 31, 2024.  Our shareholders approved amendments to our articles of incorporation in October 2024 increasing the number of our authorized shares of common stock from 175 million to 225 million shares.

As of December 31, 2024, we have 35.2 million shares reserved for issuance under outstanding warrants and options and 27.7 million shares reserved for issuance upon conversion of our outstanding convertible notes.  In addition, we have 0.03 million shares reserved for future issuance under equity compensation plans and 0.4 million shares reserved for future issuance upon payment of interest in-kind on our convertible notes.

Stock and Warrant Issuances – Equity Based Financings

The following table presents a summary of completed equity-based financing transactions for the years ended December 31, 2024 and 2023 (in thousands, except for per share amounts):

Date	Transaction	# of Common Shares/ Units Sold	Average Price per Share/ Unit	# of Warrants Issued (in 000’s)	Average Exercise Price per Warrant	Net Proceeds (1)
January 2023	Private placement of common stock	844	$0.16	-	-	$120
December 2024	Private placement of common stock	10,000	$0.50	2,000	$0.50	$5,000

(1)	After deduction of applicable offering costs.

Private Placements

In December 2024, we entered into securities purchase agreements with accredited investors for the sale of 10,000,000 shares of our common stock and 2,000,000 warrants at a price of $0.50 per share for aggregate gross proceeds of $5.0 million.  The warrants are exercisable for a period of five years at an exercise price of $0.50 per share and have an estimated fair value of approximately $0.8 million.  We also entered into a registration rights agreement with the investors pursuant to which we will register the shares, including the shares underlying the warrants.  We have committed to file the registration statement by April 15, 2025, and to cause the registration to become effective by May 20, 2025, or, in the event of a full review by the Securities and Exchange Commission, no later than July 15, 2025.  The registration rights agreements provide for liquidated damages upon the occurrence of certain events including failure by us to file the registration statement or cause it to become effective by the deadlines set forth above.  The amount of liquidated damages is 1.0% of the aggregate subscription upon the occurrence of the event, and monthly thereafter, up to a maximum of 6.0%, or approximately $0.3 million.

In January 2023, we entered into securities purchase agreements with accredited investors for the sale of an aggregate of 843,750 shares of our common stock at a price of $0.16 per share for aggregate gross proceeds of $0.14 million, including 62,500 shares to a member of our Board.  The shares were registered for resale on a registration statement that was declared effective on May 11, 2023 (File No. 333-271651).

Common Stock Warrants

On December 18, 2023, we modified a 2018 warrant agreement with Brickell for the purchase of up to 3.0 million shares of our common stock at $0.16 per share.  The modification provides for the extension of the expiration date of the outstanding warrants by 18 months, from December 20, 2023, to June 20, 2025.  All other terms of the warrant agreement remain unchanged, including a call provision whereby if the closing price of our common stock for any period of five (5) consecutive trading days exceeds two times the exercise price, then we can call for the cancellation of all or a portion of the warrants for which a notice of exercise has not been delivered within five (5) trading days of our delivery of a call notice to Brickell.  The modification resulted in an increase in the fair value of the warrants of $0.3 million, which was recorded as an increase in additional paid in capital with a corresponding increase in deferred offering costs, included in other assets, in the accompanying consolidated financial statements at December 31, 2023.  During the year ended December 31, 2024, Brickell exercised 2.6 million warrants, resulting in the amortization of the deferred offering costs.

We had outstanding warrants for the purchase of up to 9.7 million and 10.3 million shares of our common stock as of December 31, 2024 and 2023, respectively.  The estimated grant date fair value of these warrants of $4.0 million and $3.5 million for the years ended December 31, 2024 and 2023, respectively, is included in shareholders’ deficit in our consolidated balance sheets.  As of December 31, 2024, our outstanding warrants have an average exercise price of $0.85 per share and a weighted average remaining life of approximately 1.5 years.  Cash received from warrant exercises for the year ended December 31, 2024 was approximately $0.42 million.  No warrants were exercised during the year ended December 31, 2023.

14. SHARE-BASED COMPENSATION

For the years ended December 31, 2024 and 2023, we recognized share-based compensation expense of approximately $0.4 million and $0.8 million, respectively.  This share-based compensation expense includes in-kind consulting fees paid to third parties for the years ended December 31, 2024 and 2023 of $0.09 million and $0.3 million, respectively.  Share-based compensation, including in-kind consulting, is included in selling, general, and administrative expenses in our consolidated statements of comprehensive (loss) income.  As of December 31, 2024, there was $0.26 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

Stock Incentive Plans

2019 Long-Term Incentive Equity Plan

We adopted a long-term incentive equity plan in August 2019 that, as amended in January 2021 and January 2023, provides for the grant of stock-based awards to employees, officers, directors, and consultants, not to exceed 30.0 million shares of common stock (the “2019 Plan”).  The 2019 Plan provides for benefits in the form of nonqualified stock options, stock appreciation rights, restricted stock awards, and other stock-based awards.  Forfeited and expired options under the 2019 Plan become available for reissuance.  The plan provides that non-employee directors may not be granted awards during any calendar year that exceed the lesser of 1.0 million shares or $175,000 in value, calculated based on grant-date fair value.  At December 31, 2024, we had outstanding options for the purchase of up to 24,521,836 shares under the 2019 Plan, and we had 36,467 shares of common stock available for future grants under the 2019 Plan.

2011 Long-Term Incentive Equity Plan

We adopted a shareholder approved long-term incentive equity plan in September 2011 that was amended in 2014, 2016 and 2017 and provided for the grant of stock-based awards to employees, officers, directors and consultants, not to exceed 3.0 million shares of common stock (the “2011 Plan”).  In January 2023, we ceased any future grants under the 2011 Plan. At December 31, 2024, we had outstanding options for the purchase of up to 679,500 shares under the 2011 Plan.  Upon the exercise or expiration of these remaining outstanding options, the 2011 Plan will be terminated.

Non-Plan Awards

In addition, from time to time, we issue share-based compensation awards to third-party consultants as share-based compensation outside of our stock incentive plans. At December 31, 2024, we had outstanding options for the purchase of up to 250,000 shares and 250,000 unvested restricted stock awards that were issued as Non-Plan Awards. The shares underlying these awards have not been registered at the time of the award ("Non-Plan Awards").

Restricted Stock Awards

RSAs are issued as executive and employee incentive compensation and as payment for services to others.  The value of the award is based on the closing price of our common stock on the date of grant.  RSAs are generally immediately vested.  From time to time, we issue fully vested share-based compensation awards to third parties as prepaid retainers for services over a specified period.  The grant date fair value of these awards is recorded as prepaid services and expensed to selling, general and administrative expense over the service period.

Restricted Stock Units

RSUs are issued as incentive compensation to executives, employees, and non-employee directors and as payment for services to others.  Each RSU represents a right to one share of our common stock, upon vesting.  The RSUs are not entitled to voting rights or dividends, if any, until vested.  RSUs generally vest over a one to three year period for employee awards and a one year period for non-employee director and third-party awards.  The fair value of RSUs is generally based on the closing price of our common stock on the date of grant and is amortized to share-based compensation expense over the estimated life of the award, generally the vesting period.

RSAs and RSUs

The following table presents a summary of RSA and RSU activity for the year ended December 31, 2024 , all of which represent Non-Plan Awards (shares in thousands):

	Non-vested Shares
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of year	-
Granted	620,000	0.29
Vested	(370,000)	0.15
Forfeited	-	-
Non-vested at end of year	250,000	$0.50

The RSAs and RSUs activity during the year ended  December 31, 2024 included 370,000 RSAs and 250,000 RSUs granted to third parties for services with an aggregate grant date fair value of approximately $0.2 million.  The total fair value of RSAs and RSUs vested for the years ended  December 31, 2023 was approximately $0.06 million and $0.15 million, respectively.

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

The following table presents a summary of option activity under the Stock Plans and Non Plan activity for the year ended December 31, 2024 (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	26,034	$0.39
Granted	1,350	0.26
Exercised	(1,659)	0.21
Forfeited/Expired	(274)	1.98
Outstanding at end of year	25,451	0.38	1.6	$12,618
Vested at end of year	24,626	$0.39	1.6	$12,128

The options awarded for the year ended December 31, 2024 included 250,000 nonqualified options issued as Non Plan Awards to third parties for services with a grant date fair value of approximately $0.1 million.  The weighted average per share fair value of options granted during the years ended December 31, 2024 and 2023 was $0.23 and $0.17, respectively.  The total fair value of options vested was $0.3 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively.

The fair value of option grants for the years ended December 31, 2024 and 2023, respectively, was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2024	2023
Expected option term (in years) [1]	5	5
Expected volatility factor [2]	150.6%	150.9 - 155.9%
Risk-free interest rate [3]	3.80%	3.60 - 4.45%
Expected annual dividend yield	0%	0%

1 The expected term was generally determined based on historical activity for grants with similar terms and for similar groups of employees and represents the period of time that options are expected to be outstanding.  For employee options, groups of employees with similar historical exercise behavior are considered separately for valuation purposes.  For third parties, the expected term is estimated to be the contractual life of the related service agreement.

2 The stock volatility for each grant is measured using the weighted average of historical daily price changes of our common stock over the most recent period equal to the expected option term.

3 The risk-free interest rate for periods equal to the option expected term is based on the U.S. Treasury yield curve in effect at the measurement date.

Options by Price Range

The options outstanding at December 31, 2024 including Stock Plan and NonPlan Awards have exercise price ranges, weighted average contractual lives, and weighted average exercise prices as follows (weighted average lives in years and shares in thousands):

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding at December 31, 2024	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable at December 31, 2024	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
$0.171 - $0.3001	11,185	$0.19	2.3	10,610	$0.19	2.2
$0.33 - $0.495	550	0.33	2.1	550	0.33	2.1
$0.50 - $0.75	13,716	0.54	1.1	13,466	0.54	1.0
	25,451	$0.38	1.6	24,626	$0.39	1.6

We issue new shares of our common stock upon exercise of options or vesting of RSUs or RSAs under the Stock Plans.  The shares underlying the Stock Plans are registered.  The shares underlying Non Plan Awards are not registered at the time of the award, but from time to time, such awards may be included in a subsequent registration statement.  Cash received from option exercises for the years ended December 31, 2024 and 2023, was $0.34 million and $0.004 million, respectively.

15. RELATED PARTY TRANSACTIONS

On May 10, 2024, we amended convertible notes held by three of our directors.  A June 19, 2019 note with a principal balance of $0.03 million and a September 13, 2019 note with a principal balance of $0.05 million, both held by Lewis Titterton, were amended to extend the maturity dates to March 15, 2026, reduce the interest rate from 8% to 5% and to replace the quarterly interest payments with a single payment of unpaid, accrued interest at the earlier of conversion or maturity of the notes.  Additional convertible notes with an aggregate principal balance of $0.48 million were also amended to replace the quarterly interest payment dates with a single payment of unpaid, accrued interest at the earlier of conversion or maturity of the notes.  These additional amended notes include a $0.05 million convertible note dated January 8, 2020 and a $0.2 million convertible note dated May 10, 2022, both held by Lewis Titterton, a $0.1 million convertible note dated May 10, 2022 and a $0.1 million convertible note dated September 15, 2023, both held by Paul Rosenbaum, and a $0.03 million convertible note dated August 3, 2022 held by Sanford Litvak.  Notes with an aggregate face value of $0.33 million were converted by Messrs. Titterton and Rosenbaum in 2024.  At December 31, 2024, these three directors hold outstanding convertible notes with an aggregate face value of $0.23 million with maturity dates ranging from May 2027 to August 2027 (see Note 8).

We paid approximately $0.04 million and $0.05 million in 2024 and 2023, respectively, for patent-related legal services to SKGF, of which Robert Sterne, one of our directors since September 2006, is a partner.  In addition, we paid approximately $0.2 million for principal and interest on the SKGF Note during each of the years ended  December 31, 2024 and 2023 (see Note 7).  The SKGF Note has an outstanding balance, including accrued interest, of approximately $0.3 million at December 31, 2024.

In April 2023, we entered into a consulting services agreement with Lewis Titterton to provide short-term advisory services to our chief executive officer in connection with the restructuring of the Brickell funding agreements.  As consideration for services under the agreement, we issued a Non Plan Award of 250,000 unregistered shares of our common stock valued at approximately $0.03 million.  The consideration was recognized fully in the second quarter of 2023, prior to Mr. Titterton being appointed to the Board.

16. CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents that are primarily held in bank accounts and overnight investments.  We are exposed to credit risk from time to time, subject to federal deposit insurance, in the event of default by the financial institution holding our cash and cash equivalents.    The cash and cash equivalents in deposit accounts held in excess of federally insured limits was $2.1 million at December 31, 2024 following our closing of an equity-based transaction on December 30, 2024.   We mitigate this risk by depositing our cash and cash equivalents with major financial institutions and by ensuring timely transfers of excess funds to a high-yield savings program that offers federal insurance protection through a network of financial institutions.

17. SEGMENT INFORMATION

Our operations constitute a single reportable segment, focused on licensing our innovative, fundamental wireless technologies, often through patent infringement enforcement actions.  All revenues, operating expenses and assets attributable to this segment are reflected in the consolidated financial statements.  Our Chief Executive Officer and Chief Financial Officer, collectively, are considered to be the chief operating decision maker ("CODM").  The CODM uses consolidated net (losses) earnings, along with consideration of certain significant cash and noncash expense categories, to assess performance by comparing to and monitoring against budget and prior year results.  This information is used to manage resources and invest in key strategic priorities.

Segment information for the years ended  December 31, 2024 and 2023 is as follows (in thousands):

	2024	2023
Licensing gross margin	$(229)	$24,773
Interest and other income	52	58

Cash expenses:
Personnel related expenses	2,122	1,705
Litigation & legal expenses	376	11,067
Third-party consulting expenses	173	181
Patent maintenance expenses	149	118

Non-cash expenses:
Share-based compensation	292	503
Third-party consulting expenses	94	277
In-kind interest expense	376	402
Change in fair value of contingent payment obligations	9,639	148

Other segment items [1]	1,074	915

Net (loss) income	$(14,472)	$9,515

1 Other segment items primarily include costs incurred for insurance, shareholder and public relations, audit and other professional fees, outsourced information technology services, and employee travel.

Our segment assets represent our total assets as presented on the consolidated balance sheets at December 31, 2024 and 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 1, 2024, MSL, P.A. ("MSL") notified our Audit Committee and management that MSL had entered into a transaction with Forvis Mazars, LLP ("Forvis") whereby substantially all of the partners and employees of MSL became partners and employees of Forvis, and MSL would no longer be providing accounting and auditing services and would cease its services as our independent registered public accounting firm upon completion of the review of our Quarterly Report on Form 10-Q for the period ended September 30, 2024.  The Audit Committee immediately commenced a search for a new independent registered public accounting firm.

MSL’s audit report on our consolidated financial statements as of and for the year ended December 31, 2023 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that MSL’s report for the year ended December 31, 2023 included an explanatory paragraph regarding our ability to continue as a going concern.

During the year ended December 31, 2023, and through the subsequent interim period through November 1, 2024, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between us and MSL on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to MSL’s satisfaction, would have caused MSL to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no “reportable events” within the meaning if Item 304(a)(1)(v) of Regulation S-K.

On December 17, 2024, the Audit Committee engaged Frazier & Deeter, LLC ("FD") as our independent registered public accounting firm for the year ended December 31, 2024.  During the fiscal year ended December 31, 2023, and through the subsequent interim period through December 17, 2024 (1) neither we nor anyone acting on our behalf consulted with FD regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the our financial statements, (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K, and (2) FD did not provide us with any written report or oral advice that FD concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, “disclosure controls and procedures” are controls and other procedures that are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.  Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  Under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, “internal control over financial reporting’’ is defined as a process designed by, or under the supervision of, our chief executive officer and our chief financial officer, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our Board is divided into three classes with only one class of directors typically being elected in each year and each class serving a three-year term.  Our current directors, including their backgrounds and qualifications are as follows:

Name	Age	Position with the Company
Sanford M. Litvack	88	Class I Director, Audit Committee Member, Compensation Committee Member
Jeffrey L. Parker	68	Class I Director, Chairman of the Board and Chief Executive Officer
Paul A. Rosenbaum	82	Class III Director, Audit Committee Chair, Compensation Committee Member
Robert G. Sterne	73	Class III Director
Lewis H. Titterton	80	Class II Director, Audit Committee Member, Compensation Committee Chair

Sanford M. Litvack

Sanford "Sandy" Litvack has been a director of ours and a member of our audit committee since October 2022 and was appointed to our compensation committee in April 2023.  Mr. Litvack is a partner with Chaffetz Lindsey LLP and has a broad corporate litigation background, handling a wide array of complex matters, including patent and other intellectual property issues.  Mr. Litvack served as Assistant Attorney General in charge of the Antitrust Division of the Department of Justice and was selected by President George W. Bush to serve as a member of the Antitrust Modernization Commission.  In addition to his courtroom experience, Mr. Litvack spent a decade at the Walt Disney Company holding various roles from general counsel to chief of corporate operations and vice chairman of the board of directors.  He is also a former director of Hewlett Packard.  From October 2022 through its acquisition in February 2024, Mr. Litvack served on the board of directors for L Catterton Asia Acquisition Corp., a special purpose acquisition company.  Mr. Litvack's corporate and legal background provides relevant insight into patent litigation and other legal strategies as well as the operations of, and risks associated with, a publicly-held corporation.

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

Lewis H. Titterton

Lewis Titterton was appointed to our Board in June 2023 and has been a member of our audit and compensation committees since November 2023.  He previously served on our Board, and was a member of our audit committee, from September 2018 to April 2019 when he resigned due to family medical reasons.  Mr. Titterton has served on the board of directors of Anixa Biosciences, a Nasdaq biotech company, since July 2017, including as lead independent director since July 2018 and chairman of the board from 2012 to 2016.  His background is in high technology with an emphasis on health care and he was the chairman of the board of directors of NYMED, Inc., a diversified health services company, from 1989 until October 2018.  Mr. Titterton founded MedE America, Inc. in 1986 and was the chief executive officer of Management and Planning Services, Inc. from 1978 to 1986.  He holds an MBA from the State University of New York at Albany, and a B.A. degree from Cornell University.  Mr. Titterton has extensive experience as an executive and director of a publicly held corporation and, with a background in biotech, has an in-depth understanding of the unique challenges that parallel those of an innovative technology company.

Information About Our Executive Officers

Our current executive officers are as follows:

Name	Age	Position with the Company
Jeffrey Parker	68	Chairman of the Board and Chief Executive Officer (“CEO”)
Cynthia French	58	Chief Financial Officer and Corporate Secretary (“CFO”)

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

Insider Trading Policies and Procedures

We have adopted a formal insider trading policy governing the purchase, sale and/or other disposition of our securities by our directors, officers, employees and certain identified consultants, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to us.  A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form10-K.

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the total compensation of each of our “named executive officers” as defined in Item 402(m) of Regulation S-K (the “Executives”) for the fiscal years ended December 31, 2024 and 2023.  Given the complexity of disclosure requirements concerning executive compensation, and in particular with respect to the standards of financial accounting and reporting related to equity compensation, there is a difference between the compensation that is reported in this table versus that which is actually paid to and received by the Executives.  The amounts in the Summary Compensation Table that reflect the full grant date fair value of an equity award, do not necessarily correspond to the actual value that has been realized or will be realized in the future with respect to these awards.

(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other ($)		Total ($)
Jeffrey Parker, CEO	2024	$260,000	$350,000	$-	$-	$24,000	[3]	$634,000
	2023	260,000	111,000	60,020	-	24,000	[3]	455,020
Cynthia French, CFO	2024	180,000	100,000	-	-	-		280,000
	2023	180,000	45,000	-	-	-		225,000

1.	Bonuses for 2024 performance were approved by the compensation committee and paid in January 2025.
2.	The amounts represented in columns (e) and (f) represent the full grant date fair value of equity awards in accordance with ASC 718. Refer to Note 14 to the consolidated financial statements for the year ended December 31, 2024 included in Item 8 for the assumptions made in the valuation of equity awards.
3.	Represents an automobile allowance in the amount of $24,000, paid biweekly.

Narrative to Summary Compensation Table

Base Salaries and Discretionary Bonuses

The base salaries of our named executive officers, and other key employees, were reduced by approximately 20%, on a voluntary basis, in September 2018 in connection with significant cost reduction measures.  Since that time, base salaries have been maintained at those reduced levels.  From time to time, our compensation committee will award discretionary cash and/or equity-based bonuses that take into consideration these continued base salary reductions as well as the individual's performance and contribution to the corporate goals.  In January 2025, our compensation committee approved the payment of discretionary cash bonuses for Mr. Parker and Ms. French in the amounts of $350,000 and $100,000, respectively.  These bonuses were awarded in recognition of the officers' significant contribution to our strategic initiatives, including Mr. Parker's leadership in overseeing our patent litigation efforts and supporting our financial stability and Ms. French's role in maintaining compliance with regulatory requirements and reducing costs associated with outside professional services.  The bonuses also partially offset the voluntary 20% base salary reductions since 2018 as part of the officers' efforts to support the Company during a period of significant challenges.  The bonuses reflect the compensation committee's intent to appropriately compensate these executives for their leadership and sustained commitment to advancing the Company's goals.

Employment and Non-Compete Agreements

We do not have employment agreements in place for our executives.  We do have non-compete arrangements in place with all of our employees, including our executives, that impose post-termination restrictions on (i) employment or consultation with competing companies or customers, (ii) recruiting or hiring employees for a competing company, and (iii) soliciting or accepting business from our customers.

Employee Benefits and Perquisites

Our named executive officers are eligible to participate in our health and other benefit plans to the same extent as our other full-time employees.  We did not make any employer contributions to our tax-qualified defined contribution 401(k) plan in 2023, and the plan, which was available to all of our full-time employees, was terminated in June 2023.  We generally do not provide our named executive officers with perquisites or other personal benefits that are not afforded to all full-time employees, with the exception of a $24,000 annual vehicle allowance provided for our chief executive officer.

Policies and Practices Related to the Grant of Equity Awards

From time to time, we grant equity awards, including stock options, to our employees, including our named executive officers.  Historically, we have typically granted new-hire option awards on a new hire's employment start date.  Also, non-employee directors have historically received annual equity awards during or about the first month of each calendar year, pursuant to our non-employee director compensation policy.  We do not otherwise maintain any written policies on the timing of our equity awards.  Our compensation committee considers whether there is any material nonpublic information ("MNPI") about our company when determining the timing of equity awards and does not seek to time the grant of equity awards in relation to our public disclosure of MNPI.  We have not timed the release of MNPI for the purpose of affecting the value of executive compensation. During the year ended December 31, 2024, we did not grant any stock option or other equity awards to our named executive officers.

Independent Compensation Consultant

In December 2024, our compensation committee retained an independent consultant, Alliant Human Capital ("Alliant"), to conduct a competitive review and assessment of our executive compensation program and to make recommendations for both our executive compensation and non-employee director compensation programs on a going forward basis. Our compensation committee is in the process of reviewing Alliant's findings.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information concerning the outstanding equity awards, including unexercised options, unvested stock and equity incentive awards, as of December 31, 2024 for each of our Executives:

	Option Awards
	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date
Name	(a)		(b)	(c)	(d)
Jeffrey Parker	2,660,000	[1,4]	-	0.17	8/7/2026
	8,000,000	[2]	-	0.54	1/11/2026
Cynthia French	870,550	[1]	-	0.17	8/7/2026
	150,000	[3]	-	0.33	2/9/2027
	1,000,000	[2]	-	0.54	1/11/2026

[1]	Options vested over eight equal quarterly periods from September 1, 2019 to June 1, 2021.
[2]	Options vested over eight equal quarterly periods from March 31, 2021 to December 31, 2022.
[3]	Options vested 50% on grant date and the remaining 50% over four equal quarterly periods from May 9, 2020 to May 9, 2021.
[4]	Number of securities underlying exercisable options is net of 3.3 million share options gifted for no consideration by Mr. Parker in January 2021.

Director Compensation

Since September 2018, the Board compensation program has consisted exclusively of equity-based compensation, generally awarded annually, in the form of nonqualified stock options, RSUs, or a combination thereof.  Unvested director equity compensation awards are forfeited if the director's services are terminated for any reason.  In January 2023, the Board formalized its non-employee director compensation program whereby (i) non-employee directors will continue to solely receive share-based compensation for board and committee service, (ii) share-based compensation will be awarded annually on or about the first month of each year, (iii) the grant-date fair value of non-employee director awards for annual board service shall not exceed $80,000 for board service and no more than $20,000 additional for serving on the audit committee, (iv) the awards shall vest over four equal quarters and expire no more than seven years after grant date, and (v) any unvested awards shall be forfeited upon a director's termination of service for any reason.

In December 2024, the compensation committee engaged a compensation consultant to evaluate its executive and director compensation programs and make recommendations on a going-forward basis.  The compensation committee is in the process of reviewing the consultant's findings and, accordingly, has delayed issuance of the annual director equity award that would typically be issued in January 2025.

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

The following table summarizes the compensation for each of our non-employee directors who served as a director for any portion of the year ended December 31, 2024.

Name	Stock Awards($)	Option Awards($) [1]	Total ($)
(a)	(b)	(c)	(d)
Sanford Litvack [2]	$-	$50,746	$50,746
Paul Rosenbaum [3]	-	50,746	50,746
Robert Sterne 3	-	50,746	50,746
Lewis Titterton 4	-	50,746	50,746

1.

The amounts represented in columns (b) and (c) represent the full grant date fair value of share-based awards in accordance with ASC 718.  Refer to Note 14 of the consolidated financial statements included in Item 8 for the assumptions made in the valuation of stock awards.

2.	At December 31, 2024, Mr. Litvack has an aggregate of 1,175,000 nonqualified stock options outstanding, of which 1.106,250 are exercisable.
3.	At December 31, 2024, Messrs. Rosenbaum and Sterne each have 2,330,000 nonqualified stock options outstanding, of which 2,261,250 are exercisable.
4.	At December 31, 2024, Mr. Titterton has 937,500 nonqualified stock options outstanding, of which 568,750 are exercisable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table gives information as of December 31, 2024 about shares of our common stock authorized for issuance under all of our equity compensation plans (in thousands, except for per share amounts):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders (2011 Plan)	680	$0.51	-
Equity compensation plans not approved by security holders 1	25,021	$0.38	36
Total	25,701		36

1.

Column (a) includes securities issued under the 2019 Plan and Non Plan Awards.  The type of awards that may be issued under the 2019 Plan is discussed more fully in Note 14 to our consolidated financial statements included in Item 8.

Security Ownership of Certain Beneficial Holders

The following table sets forth certain information as of March 10, 2025 with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group (based upon information furnished by those persons).

As of March 10, 2025, 117,317,586 shares of our common stock were issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class[1]
>5% HOLDERS (EXCLUDING EXECUTIVE OFFICERS AND DIRECTORS)
GEM Partners, LP	12,341,910	[2]	9.99%
Thomas Staz Revocable Trust	6,123,280	[3]	5.22%

EXECUTIVE OFFICERS AND DIRECTORS
Jeffrey Parker [11]	11,170,583	[4]	8.73%
Cynthia French [11]	2,212,133	[5]	1.85%
Sanford Litvack [11]	1,453,960	[6]	1.23%
Paul Rosenbaum [11]	4,189,796	[7]	3.50%
Robert Sterne [11]	2,378,265	[8]	1.99%
Lewis Titterton [11]	3,468,643	[9]	2.90%
All directors and executive officers as a group (6 persons)	24,873,380	[10]	17.98%

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

[2]

GEM Investment Advisors, LLC (“GEM Advisors”) is the general partner of GEM Partners LP (“GEM”) and Flat Rock Partners LP ("Flat Rock").  Mr. Daniel Lewis is the controlling person of GEM Advisors.  GEM Advisors and Mr. Lewis have shared voting and dispositive power.  Beneficial ownership includes (i) 6,600 shares held by Mr. Lewis, (ii) 24,100 shares held by Flat Rock, (iii) 6,139,531 shares held by GEM, and (iv) 6,202,379 shares underlying convertible notes held by GEM.  Excludes 7,670,000 shares underlying convertible notes held by GEM that are not convertible within 60 days due to exercise limitations.  The principal business address of GEM Advisors and Mr. Lewis is 100 State Street, Suite 2B, Teaneck, NJ 07666.  Information derived from a Schedule 13G/A filed by GEM Advisors on February 28, 2024.

[3]

Thomas Staz is the trustee of the Thomas Staz Revocable Trust ("Staz Trust").  The principal business address of the Thomas Staz Revocable Trust is 1221 Brickell Avenue, Suite 2660, Miami, Florida 33131.  Beneficial ownership excludes 750,000 shares underlying convertible notes and 1,000,000 shares underlying warrants held by the Staz Trust that are not convertible within 60 days due to exercise limitations.  Information provided by the Staz Trust on December 30, 2024.

[4]

Includes 10,660,000 shares of common stock issuable upon currently exercisable options, 393,324 shares held by Mr. Parker directly, and 117,259 shares held by Jeffrey Parker and Deborah Parker Joint Tenants in Common, over which Mr. Parker has shared voting and dispositive power.

[5]	Includes 2,020,550 shares of common stock issuable upon currently exercisable options.
[6]	Includes 1,175,000 shares of common stock issuable upon currently exercisable options and 192,308 shares of common stock issuable upon conversion of convertible notes.
[7]	Includes 2,330,000 shares of common stock issuable upon currently exercisable options.

[8]	Includes 2,330,000 shares of common stock issuable upon currently exercisable options.
[9]

Includes 712,500 shares of common stock issuable upon currently exercisable options, 38,760 shares of common stock issuable upon exercisable warrants, and 1,538,462 shares of common stock issuable upon conversion of convertible notes.  Excludes 225,000 shares of common stock issuable upon options that may become exercisable in the future.

[10]

Includes 19,266,810 shares of common stock issuable upon currently exercisable options and warrants and 1,730,770 shares of common stock issuable upon conversion of convertible notes held by directors and officers and excludes 225,000 shares of common stock issuable upon options that may become exercisable in the future (see notes 4, 5, 6, 7, 8 and 9 above).

[11]	The person’s address is 4446-1A Hendricks Avenue, Suite 354, Jacksonville, Florida 32207.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

From time to time, we have sold convertible notes to accredited investors, including certain of our directors (see Note 8).  Mr. Lewis Titterton, prior to becoming a director in June 2023, purchased an aggregate of $425,000 in convertible notes from us, with conversion prices ranging from $0.10 to $0.40 per share and maturity dates ranging from September 2023 to May 2027.  In September 2023, we repaid Mr. Titterton $100,000 upon maturity of a note issued in 2018.  On May 10, 2024, we amended two convertible notes issued in 2019 with an aggregate principal balance of $75,000 to extend the maturity dates to March 2026, reduce the stated interest rate from 8% to 5%, and replace the quarterly interest payments with a single payment of unpaid, accrued interest at the earlier of conversion or maturity of the notes.  We also amended a $50,000 note issued in 2020 and a $200,000 note issued in 2022 to Mr. Titterton to likewise replace the quarterly interest payments with a single, lump sum payment upon conversion or maturity.  In September 2024, Mr. Titterton converted an aggregate of $125,000 in notes issued in 2019 and 2020 into shares of our common stock.  At December 31, 2024, Mr. Titterton has $200,000 in outstanding convertible notes with a conversion price of $0.13 that mature in May 2027.

In September 2023, we paid Paul Rosenbaum $100,000 upon maturity of a convertible promissory note with a conversion price of $0.40 per share that he purchased from us in 2018, and we sold Mr. Rosenbaum a new $100,000 note, convertible into shares of our common stock at an above-market fixed conversion price of $0.25 and maturity date in March 2026.  In May 2022, we sold an additional $100,000 in promissory notes, convertible into shares of our common stock at a fixed conversion price of $0.13 to Mr. Rosenbaum. On May 10, 2024, we amended the convertible notes held by Mr. Paul Rosenbaum to defer the payment of interest until the earlier of maturity or conversion.  In October 2024, Mr. Rosenbaum converted all of his outstanding notes into shares of our common stock.

In August 2022, we sold an aggregate of $25,000 in promissory notes, convertible into shares of our common stock at a fixed conversion price of $0.13 to Sanford Litvack.  On May 10, 2024, we amended the note to defer the payment of interest until the earlier of maturity or conversion.  At December 31, 2024, Mr. Litvack has $25,000 in outstanding convertible notes that mature in August 2027.  In addition, in January 2023, Mr. Litvack purchased 62,500 shares of our common stock at $0.16 per share in a private placement transaction with other, nonaffiliated accredited investors.

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

We paid approximately $39,000 and $52,000 in 2024 and 2023, respectively, for patent-related legal services to SKGF, of which Robert Sterne is a partner.  In addition, we paid approximately $150,000 and $163,000 in 2024 and 2023, respectively, for principal and interest on the SKGF Note (see Note 7).  The SKGF Note has an outstanding balance, including accrued interest, of approximately $0.3 at December 31, 2024.

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

Item 14. Principal Accountant Fees and Services.

The firm of Frazier & Deeter ("FD") acts as our principal accountants.  For the period prior to November 13, 2024, the firm of MSL, P.A. acted as our principal accountants ("Prior Accountants").  The following is a summary of fees paid to the principal accountants and Prior Accountants for services rendered.

Audit Fees. For the year ended December 31, 2024, the aggregate fees billed by our principal accountants for professional services rendered for the audit of our annual financial statements was approximately $40,000.  For the years ended December 31, 2024 and 2023, the aggregate fees billed by our Prior Accountants for professional services rendered in connection with the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $110,000 and $171,000, respectively.

Audit Related Fees. For the years ended December 31, 2024 and 2023, there were no fees billed for professional services by our principal accountants or Prior Accountants for assurance and related services.

Tax Fees. For the years ended December 31, 2024 and 2023, there were no fees billed for professional services rendered by our principal accountants or Prior Accountants for tax compliance, tax advice or tax planning.

All Other Fees. For the years ended December 31, 2024 and 2023, there were no fees billed for other professional services by our principal accountants or Prior Accountants.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report:

(1) Financial statements:

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2024 and 2023

Consolidated Statements of Shareholders’ Deficit for the years ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements for the years ended December 31, 2024 and 2023

(2) Financial statement schedules:

Not applicable.

(3) Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed March 29, 2016)
3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 14, 2007)
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed August 18, 2016)
3.4	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed July 13, 2017)
3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.5 of Form S-1 filed August 9, 2018)
3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed October 30, 2018)
3.7	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed November 15, 2019)
3.8	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed September 4, 2020)
3.9	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed September 30, 2021)
3.10	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed September 20, 2022)
3.11	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 of Current Report on Form 8-K filed October 31, 2024)
3.12

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

10.2		Standard Form of Employee Option Agreement (incorporated by reference from Exhibit 10.1 of Form 8-K filed January 13, 2021)
10.3		2011 Long-Term Incentive Equity Plan, as amended and restated (incorporated by reference from Exhibit 10.1 of Form 8-K filed July 13, 2017)**
10.4		Form of 2020 Securities Purchase Agreement between Registrant and Accredited Investors (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed May 5, 2020)
10.5		List of Accredited Investors to March 5, 2020 and March 13, 2020 Securities Purchase Agreements (incorporated by reference from Exhibit 10.74 of Annual Report on Form 10-K filed April 14, 2020)
10.6		List of Accredited Investors to April 29, 2020 Securities Purchase Agreements (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed May 5, 2020)
10.7		List of Accredited Investors to May 22, 2020 Securities Purchase Agreements (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed May 29, 2020)
10.8		List of Accredited Investors to June 8, 2020 Securities Purchase Agreements (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed June 12, 2020)
10.9		List of Accredited Investors to June 29, 2020 Securities Purchase Agreements (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed July 6, 2020)
10.10		List of Accredited Investors to August 19, 2020 Securities Purchase Agreements (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed August 21, 2020)
10.11		List of Accredited Investors to November 17, 2020 Securities Purchase Agreements (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed November 23, 2020)
10.12		List of Accredited Investors to December 11, 2020 Securities Purchase Agreements (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed December 14, 2020)
10.13		List of Accredited Investors to December 21, 2020 Securities Purchase Agreements (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed December 23, 2020)
10.14		List of Accredited Investors to January 5, 2021 Securities Purchase Agreements (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed January 5, 2021)
10.15		Form of 2022 Convertible Note between Registrant and Accredited Investors (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed May 11, 2022)
10.16		List of May 10, 2022 Convertible Note Holders (incorporated by reference to Exhibit 10.4 of Quarterly Report on Form 10-Q filed May 11, 2022)
10.17		List of June 2, 2022 Convertible Note Holders (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K filed June 2, 2022)
10.18		List of June 30, 2022 Convertible Note Holders (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K filed July 1, 2022)
10.19		List of August 3, 2022 Convertible Note Holders (incorporated by reference to Exhibit 10.6 of Quarterly Report on Form 10-Q filed August 9, 2022)
10.20		Form of Convertible Promissory Note dated January 13, 2023 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed January 13, 2023)
10.21		List of Holders of Convertible Notes dated January 13, 2023 (incorporated by reference from Exhibit 10.5 of Current Report on Form 8-K filed January 13, 2023)
10.22		Secured Promissory Note between Registrant and Brickell Key Investments LP dated August 14, 2023 (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q filed November 14, 2023)
10.23		Prepaid Forward Purchase Agreement between Registrant and Brickell Key Investments LP (incorporated by reference from Exhibit 10.2 of Quarterly Report on Form 10-Q filed November 14, 2023)
10.24	*	Amended Convertible Promissory Note between Registrant and Ingalls & Snyder dated September 19, 2018, as amended and restated on September 15, 2023

10.25	*	Amended Convertible Promissory Note between Registrant and Ingalls & Snyder dated March 13, 2019, as amended and restated on September 15, 2023
10.26	*	Amended Convertible Promissory Note between Registrant and Steven G. Lampe dated March 13, 2019, as amended and restated on September 15, 2023
10.27		Amended and Restated Convertible Promissory Note dated July 18, 2019 between Registrant and GEM LP (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed July 12, 2024)
10.28		Amended and Restated Convertible Promissory Note dated January 8, 2020 between Registrant and GEM LP (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed July 12, 2024)
10.29		Amended and Restated Convertible Promissory Note dated January 13, 2023 between Registrant and GEM LP (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed July 12, 2024)
10.30		Form of Securities Purchase Agreement between Registrant and Accredited Investors (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed December 31, 2024)
10.31		Form of Registration Rights Agreement between Registrant and Accredited Investors (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed December 31, 2024)
10.32		Form of Warrant Agreement between Registrant and Accredited Investors (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed December 31, 2024)
10.33		List of Accredited Investors to December 24, 2024 and December 30, 2024 Subscription Agreements (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed December 31, 2024)
19.1	*	Corporate Policy on Insider Trading
21.1	*	Schedule of Subsidiaries
23.1	*	Consent of MSL, P.A.
23.2	*	Consent of Frazier & Deeter, LLC
31.1	*	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker
31.2	*	Rule 13a-14 and 15d-14 Certification of Cynthia L. French
32.1	*	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. French

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2025
PARKERVISION, INC.
	By:	/s/ Jeffrey L. Parker
Jeffrey L. Parker
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Jeffrey L. Parker	Chief Executive Officer and	March 24, 2025
Jeffrey L. Parker	Chairman of the Board (Principal
Executive Officer)

By: /s/ Cynthia L. French	Chief Financial Officer (Principal	March 24, 2025
Cynthia L. French	Financial Officer and Principal
Accounting Officer) and Corporate Secretary

By: /s/ Paul A. Rosenbaum	Director	March 24, 2025
Paul A. Rosenbaum

By: /s/ Robert G. Sterne	Director	March 24, 2025
Robert G. Sterne

By: /s/ Sanford M. Litvack	Director	March 24, 2025
Sanford M. Litvack

By: /s/ Lewis H. Titterton	Director	March 24, 2025
Lewis H. Titterton