Form 10-Q
period 2025-03-31
PARKERVISION INC
filed 2025-05-13
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, 119,389,494 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	March 31, 2025	December 31, 2024
CURRENT ASSETS:
Cash and cash equivalents	$3,280	$4,918
Prepaid expenses	217	93
Other current assets	39	34
Total current assets	3,536	5,045

Intangible assets, net	812	832
Other assets, net	1	2
Total assets	$4,349	$5,879

CURRENT LIABILITIES:
Accounts payable	$566	$507
Accrued expenses:
Salaries and wages	55	709
Professional fees	71	104
Other accrued expenses	472	449
Related party note payable, current portion	140	139
Convertible notes, current portion	1,645	500
Total current liabilities	2,949	2,408

LONG-TERM LIABILITIES:
Secured contingent payment obligation	42,867	40,724
Unsecured contingent payment obligations	6,253	5,935
Convertible notes, net of current portion	1,483	2,798
Related party convertible notes, net of current portion	225	225
Related party note payable, net of current portion	166	201
Total long-term liabilities	50,994	49,883
Total liabilities	53,943	52,291

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.01 par value, 225,000 shares authorized, 117,519 and 113,970 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,175	1,140
Additional paid-in capital	401,212	400,630
Accumulated deficit	(451,981)	(448,182)
Total shareholders' deficit	(49,594)	(46,412)
Total liabilities and shareholders' deficit	$4,349	$5,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$-	$-
Cost of sales	(54)	(59)
Gross margin	(54)	(59)

Selling, general and administrative expenses	1,243	773
Total operating expenses	1,243	773

Interest income	32	23
Interest expense	(73)	(104)
Change in fair value of contingent payment obligations	(2,461)	220
Total interest and other	(2,502)	139

Provision for income taxes	-	-

Net loss	(3,799)	(693)

Other comprehensive income, net of tax	-	-

Comprehensive loss	$(3,799)	$(693)

Basic and diluted net loss per common share	$(0.03)	$(0.01)

Weighted average common shares outstanding	115,831	88,164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands)

	Common Stock Outstanding	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2024	113,970	$1,140	$400,630	$(448,182)	$(46,412)
Issuance of common stock and warrants in private offerings, net of issuance costs	-	-	(5)	-	(5)
Issuance of common stock upon exercise of options and warrants	2,148	21	241	-	262
Issuance of equity-based instruments for services	-	-	93	-	93
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	1,401	14	224	-	238
Share-based compensation	-	-	29	-	29
Comprehensive loss for the period	-	-	-	(3,799)	(3,799)
Balance as of March 31, 2025	117,519	$1,175	$401,212	$(451,981)	$(49,594)

	Common Stock Outstanding	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2023	87,681	$877	$393,314	$(433,710)	$(39,519)
Issuance of equity-based instruments for services	120	1	18	-	19
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	560	6	92	-	98
Share-based compensation	-	-	72	-	72
Comprehensive loss for the period	-	-	-	(693)	(693)
Balance as of March 31, 2024	88,361	$884	$393,496	$(434,403)	$(40,023)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,799)	$(693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55	60
Share-based compensation	122	77
Loss (gain) on changes in fair value of contingent payment obligations	2,461	(220)
Paid in kind interest expense	68	98
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(129)	13
Accounts payable and accrued expenses	(605)	(128)
Net cash used in operating activities	(1,827)	(793)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized patent costs	(34)	-
Net cash used in investing activities	(34)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments from issuance of common stock and warrants in private offerings	(5)	-
Net proceeds from exercise of options and warrants	262	-
Principal payments on long-term debt	(34)	(33)
Net cash provided by (used in) financing activities	223	(33)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,638)	(826)

CASH AND CASH EQUIVALENTS, beginning of period	4,918	2,560

CASH AND CASH EQUIVALENTS, end of period	$3,280	$1,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business

ParkerVision, Inc. (“ParkerVision”, “we” or the “Company”) is in the business of innovating and licensing fundamental wireless technologies.

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

2. Liquidity and Going Concern

For the three months ended March 31, 2025, we incurred a net loss of approximately $3.8 million and incurred negative cash flows from operations of approximately $1.8 million.  At March 31, 2025, we had cash and cash equivalents of approximately $3.3 million and an accumulated deficit of approximately $452.0 million.  At March 31, 2025, we had $2.9 million in current liabilities, including approximately $1.6 million in convertible debt that matures over the next twelve months.  In addition, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these condensed consolidated financial statements.

The timing and amount of proceeds from our patent enforcement actions are difficult to predict and there can be no assurance we will receive any proceeds from these enforcement actions.  Refer to Note 12 for a complete discussion of our patent enforcement proceedings. We expect that proceeds received by us from patent enforcement actions and technology licenses over the next twelve months may not alone be sufficient to cover our working capital requirements.  In addition, although all of our convertible notes have conversion prices that are currently below the market price of our common stock, conversion is at the option of the holder and there can be no assurance that the holders will exercise their conversion option prior to maturity.  Even with the conversions of our convertible debt by the holders, our current capital resources are not sufficient to meet our liquidity needs for the next twelve months and we may be required to seek additional capital.  Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations, (ii) our ability to control operating costs, (iii) the exercise behavior of our convertible note holders, and/or (iii) our ability to obtain additional debt or equity financing.

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

3. Basis of Presentation

The unaudited condensed consolidated financial statements for the three month period ended  March 31, 2025 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

The year-end condensed consolidated balance sheet data was derived from audited financial statements for the year ended December 31, 2024.  Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these interim condensed consolidated financial statements.  These interim condensed consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended  December 31, 2024 (“2024 Annual Report”).  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The condensed consolidated financial statements include the accounts of ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH, after elimination of all intercompany transactions and accounts.  ParkerVision GmbH was dissolved and any remaining assets reverted back to the parent company as of December 31, 2024.

4. Accounting Policies

There have been no changes in accounting policies from those stated in our 2024 Annual Report.  We do not expect any newly effective accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.

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

No revenue was recognized during the three months ended March 31, 2025 and 2024.

6. Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation because their effect is anti-dilutive.

We have shares underlying outstanding options, restricted stock units ("RSUs"), warrants, and convertible notes that were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.  These common share equivalents at  March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Options outstanding	24,853	27,134
Unvested RSUs	350	-
Warrants outstanding	4,746	10,346
Shares underlying convertible notes	26,417	36,425
	56,366	73,905

7. Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Patents and copyrights	$10,463	$10,429
Accumulated amortization	(9,651)	(9,597)
	$812	$832

8. Related Party Note Payable

We have an unsecured promissory note of approximately $0.3 million payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party, for outstanding unpaid fees for legal services.  The SKGF note, as amended from time to time, accrues interest at a rate of 4% per annum, requires monthly payments of principal and interest of $12,500 with a final balloon payment of approximately $0.02 million in  April 2027.  We are currently in compliance with all the terms of the note.

9. Convertible Notes

For the three months ended March 31, 2025, convertible notes with a face value of $0.2 million were converted, at the option of the holder, into approximately 1.3 million shares of our common stock.  No convertible notes were converted during the three months ended March 31, 2024.  No convertible notes were repaid during the three months ended March 31, 2025 and 2024.  For the three months ended March 31, 2025 and 2024, we recognized interest expense of approximately $0.1 related to the contractual interest on our convertible notes.  During the three months ended March 31, 2025 and 2024, we elected to pay $0.1 million of interest payments in shares of our common stock and issued approximately 0.1 million shares and 0.6 million shares, respectively, of our common stock as interest-in-kind payments.

Convertible notes payable at  March 31, 2025 and  December 31, 2024 consist of the following (in thousands):

				Principal Outstanding as of
				March 31,	December 31,
Description	Fixed Conversion Rate	Stated Interest Rate	Maturity Date	2025	2024
Convertible note dated September 18, 2018	$0.25	8.0%	March 18, 2026	$425	$425
Convertible notes dated March 2019	$0.25	8.0%	March 13, 2026	250	250
Convertible notes dated June/July 2019	$0.10	8.0%	January 15, 2026 to March 19, 2026	70	70
Convertible notes dated July 18, 2019	$0.08	7.5%	July 1 8, 2025 [1]	500	500
Convertible notes dated January 8, 2020	$0.13	8.0%	January 8, 2026 [1]	400	400
Convertible notes dated May-August 2022	$0.13	8.0%	May 10, 2027 to August 3, 2027	883	1,053
Convertible note dated January 11, 2023	$0.11	9.0%	January 11, 2028 [1]	500	500
Convertible notes dated January 13, 2023	$0.16	9.0%	January 13, 2028	100	100
Total principal balance				3,128	3,298
Less current portion				1,645	500
				$1,483	$2,798

1  Unless otherwise revoked by the holder with ten days of the then-stated maturity date, the maturity date of the note will automatically extend by one year, for a maximum of ten years.

We have convertible notes payable to related parties with a face value of $0.2 million at March 31, 2025 and December 31, 2024.  These notes were issued between May and August 2022, have a fixed conversion price of $0.13, accrue interest at 8.0% interest per annum, and mature between May 10, 2027 and August 3, 2027.

10. Contingent Payment Obligations

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair value, for the three months ended March 31, 2025 and the year ended  December 31, 2024 (in thousands):

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Secured contingent payment obligation, beginning of period	$40,724	$29,402
Change in fair value	2,143	11,322
Secured contingent payment obligation, end of period	$42,867	$40,724

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

The underlying carrying value of the Note, which includes the Face Value plus accrued interest, was approximately $61.2 million and $59.2 million as of  March 31, 2025 and December 31, 2024, respectively.  The range of potential proceeds payable to Brickell is discussed more fully in Note 11.  As of March 31, 2025, we are in compliance with our obligations under the Note and the PPFPA.

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair value, for the three months ended March 31, 2025 and the year ended  December 31, 2024 (in thousands):

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Unsecured contingent payment obligations, beginning of period	$5,935	$7,618
Change in fair value	318	(1,683)
Unsecured contingent payment obligations, end of period	$6,253	$5,935

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

11. Fair Value Measurements

Our convertible notes are recorded at face value in the condensed consolidated balance sheets as of  March 31, 2025 and December 31, 2024.  As of  March 31, 2025 and December 31, 2024, the estimated fair value of our convertible notes was approximately $2.78 million and $2.81 million, respectively and would be categorized within Level 2 of the fair value hierarchy.

The following tables summarize the fair value of our contingent payment obligations measured at fair value on a recurring basis as of  March 31, 2025 and  December 31, 2024 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025:
Liabilities:
Secured contingent payment obligation	$42,867	$-	$-	$42,867
Unsecured contingent payment obligations	6,253	-	-	6,253

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024:
Liabilities:
Secured contingent payment obligation	$40,724	$-	$-	$40,724
Unsecured contingent payment obligations	5,935	-	-	5,935

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used risk-adjusted discount rates for the secured and unsecured contingent payment obligations of 17.89% and 17.96%, respectively, at March 31, 2025, based on risk-free rates of 3.89% and 3.96%, respectively, as adjusted by 8% for credit risk and 6% for litigation inherent risk.  We used risk-adjusted discount rates for the secured and unsecured contingent payment obligations of 18.27% and 18.21%, respectively, at December 31, 2024, based on risk-free rates of 4.27% and 4.21%, respectively, as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at  March 31, 2025 and December 31, 2024, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

March 31, 2025
	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$-	$65.1	$150.0	$-	$7.8	$10.8
Duration (in years)	1.3	2.6	3.3	1.3	1.4	3.3
Estimated probabilities	15%	19%	25%	15%	21%	25%

December 31, 2024
	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$-	$65.3	$150.0	$-	$7.8	$10.8
Duration (in years)	1.0	2.8	3.5	1.0	1.6	3.5
Estimated probabilities	15%	19%	25%	15%	21%	25%

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

ParkerVision v. Qualcomm (Middle District of Florida-Orlando Division) - Appealed to U.S. Court of Appeals for the Federal Circuit

On September 6, 2024, the U.S Court of Appeals for the Federal Circuit ("CAFC") issued its opinion, ruling in our favor on each of the issues we appealed and remanding the case back to the Middle District of Florida (Orlando Division) where the case was reopened.  The CAFC appeal was filed  following several March 2022 district court rulings on pre-trial motions in our patent infringement case against Qualcomm, a case that was originally filed in May 2014.  The district court granted Qualcomm motions to strike and exclude our technical expert report, essentially precluding the support of infringement testimony at trial and also issued an order granting Qualcomm's motion for summary judgment ruling that Qualcomm did not infringe the remaining three patents in the case.  We appealed these rulings to the CAFC and oral arguments were heard in November 2023. In July 2024, the CAFC issued an order indicating that it did not have jurisdiction over this case as the district court had not entered a final judgement on Qualcomm's counterclaims of invalidity.  The parties filed a motion with the district court requesting an order dismissing Qualcomm's counterclaims of invalidity without prejudice. On August 1, 2024, the district court issued such an order, and on August 7, 2024, the matter was transferred back to the CAFC for its decision which was then issued on September 6, 2024.  The parties have submitted to the district court a summary of pre-trial motions that remain open and a request for a trial schedule.  In addition, Qualcomm filed a  new motion requesting additional claim construction which the court initially denied but then granted on reconsideration.  Both parties submitted their additional claim construction briefs in April 2025.  In March 2025, we filed a motion to substitute our infringement and validity expert due to the medical incapacity of our current expert.  The court has not yet ruled on this motion.  The court indicated that it would establish a trial date at a pre-trial conference, following its rulings on all outstanding motions. Curently, no pre-trial conference or trial date has been scheduled.

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

ParkerVision v. Realtek (Western District of Texas)

We filed two patent infringement actions in the Western District of Texas against Realtek Semiconductor Corp. ("Realtek"), the first in 2022 and a second in 2023, alleging infringement of an aggregate of seven of our patents.  One of the seven patents was dropped from the litigation in August 2024.  A claim construction hearing was held in January 2024 in the first Realtek action and the court adopted the majority of our claim constructions.  A jury trial for the first Realtek action was originally scheduled for July 2025, but it is anticipated that the trial will be rescheduled for January 2026 due to ongoing discovery.  A claim construction hearing was held in June 2024 in the second Realtek action, and the special master appointed by the court recommended the majority of the claim constructions in our favor.  The court adopted the special master recommendations in November 2024.  The trial for the second Realtek action has been rescheduled for April 2026.

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

ParkerVision v. MediaTek (Western District of Texas)

We filed three patent infringement actions in the Western District of Texas against MediaTek Inc. and MediaTek USA Inc. (collectively, "MediaTek"), the first in 2022 and two additional cases in 2023, alleging infringement of an aggregate of ten of our patents.  One of the patents was dropped from the first MediaTek case in 2024 and MediaTek likewise terminated an inter partes review ("IPR") petition it had initiated against the same patent.  A claim construction hearing was held in  January 2024 in the first MediaTek action and the court adopted the majority of our claim constructions.  A jury trial for the first MediaTek action has been rescheduled for March 2026.  A claim construction hearing was held in June 2024 in the second MediaTek action.  The special master appointed by the court recommended the majority of the claim constructions in our favor and in January 2025, the court adopted the special master recommendations.  The trial for the second MediaTek action has been set for November 2026.  The third MediaTek action has a claim construction hearing scheduled for June 2025, and the trial has been scheduled for April 2027.

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

ParkerVision v. Texas Instruments (Western District of Texas)

We filed a patent infringement action in the Western District of Texas against Texas Instruments ("TI") in 2023, alleging infringement of three of our patents.  In  December 2023, TI filed a motion to change venue to the Northern District of Texas which the court denied in August 2024. A claim construction hearing was held in June 2024, and the court issued its final claim construction order in November 2024.  The trial has been rescheduled for January 2026.

ParkerVision v. NXP Semiconductors (Western District of Texas)

We filed a patent infringement action in the Western District of Texas against NXP Semiconductors ("NXP") in 2023, alleging infringement of three of our patents.  A claim construction hearing was held in June 2024, and the court issued its final claim construction order in January 2025.   The trial has been scheduled for February 2026.  NXP has a motion pending to stay the case until such time that the PTAB has issued its rulings on pending IPRs (see Texas Instruments and NXP v. ParkerVision (PTAB) below).  The court has not yet ruled on this motion.

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

MediaTek v. ParkerVision (PTAB)

MediaTek filed an IPR petition in November 2023 against the '835 Patent, which is one of the patents asserted in the first MediaTek infringement action. In May, 2024, the PTAB instituted the IPR petition.  MediaTek withdrew its petition and the IPR was terminated in September 2024, following our dismissal of the '835 Patent from the patent infringement action against MediaTek.  MediaTek filed a second petition for IPR in May 2024 against the '686 Patent which is one of the patents asserted in the second MediaTek infringement action.  The PTAB instituted this IPR in November 2024 and a final decision is expected in November 2025.  In October 2024, MediaTek filed a third petition for IPR against  the '593 Patent, one of the patents asserted in the third MediaTek action.  The PTAB' instituted this IPR in March 2025.

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

13. Stock Authorization and Issuance

Stock Issuances

Private Placements

In December 2024, we entered into securities purchase agreements with accredited investors for the sale of 10,000,000 shares of our common stock and 2,000,000 warrants at a price of $0.50 per share for aggregate gross proceeds of $5.0 million.  The warrants are exercisable for a period of five years at an exercise price of $0.50 per share and have an estimated fair value of approximately $0.8 million.  The shares were registered for resale on a registration statement that was declared effective on April 24, 2025 (File No. 333-286486).

Common Stock Warrants

During the three months ended March 31, 2025, 5.0 million warrants with an exercise price of $0.74 were exercised via net share exercise for no proceeds, resulting in the issuance of 1.3 million shares of our common stock.  As of March 31, 2025, we had remaining outstanding warrants for the purchase of up to 9.7 million shares of our common stock.  The estimated grant date fair value of these warrants of $3.0 million is included in additional paid-in capital in our condensed consolidated balance sheets.  As of March 31, 2025, our outstanding warrants have a weighted average exercise price of $0.97 per share and a weighted average remaining life of approximately 2.6 years.

14. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2024 Annual Report.

For each of the three months ended March 31, 2025 and 2024, we recognized share-based compensation expense of approximately $0.1 million.  Share-based compensation is included in selling, general and administrative expenses in the condensed consolidated statements of comprehensive loss.  As of March 31, 2025, there was $0.4 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  The cost is expected to be recognized over a weighted-average remaining life of approximately 0.9 years.

Our share-based compensation expense includes share-based awards to third-party consultants.  During the three months ended March 31, 2025, we issued 250,000 nonqualified share options to a third-party as payment for consulting services over a one-year period.   In addition, we issued 100,000 performance-based RSUs to a third-party as incentive compensation under a 2025 agreement.   During the three-months ended March 31, 2024, we issued 120,000 shares of our common stock to a third party as payment for consulting services over a one-year period.

15. Segment Information

Our operations constitute a single reportable segment, focused on licensing our innovative, fundamental wireless technologies, often through patent infringement actions.  All revenues, operating expenses, and assets attributable to this segment are reflected in the condensed consolidated financial statements.  Our Chief Executive Officer and Chief Financial Officer, collectively, are considered to be the chief operating decision maker ("CODM").  The CODM uses consolidated net losses, along with consideration of certain significant cash and noncash expense categories, to assess performance by comparing to and monitoring against budget and prior year results.  This information is used to manage resources and invest in key strategic priorities.

Segment information for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Licensing gross margin	$(54)	$(59)
Interest income	32	23

Cash expenses:
Personnel related expenses	412	361
Litigation & legal expenses	167	52
Third-party consulting expenses	146	21
Patent maintenance expenses	19	44

Non-cash expenses:
Share-based compensation	30	72
Third-party consulting expenses	93	5
In-kind interest expense	70	100
Change in fair value of contingent payment obligations	2,461	(220)

Other segment items [1]	379	222

Net loss	$(3,799)	$(693)

1 Other segment items primarily include costs incurred for insurance, shareholder and public relations, audit and other professional fees, outsourced information technology services, and employee travel.

Our segment assets represent our total assets as presented on the condensed consolidated balance sheets at  March 31, 2025 and December 31, 2024.

16. Subsequent Events

On April 15, 2025, the compensation committee of the Board authorized the modification of 8,000,000 fully-vested, nonqualified share options held by our chief executive officer and 1,000,000 fully-vested, nonqualified share options held by our chief financial officer.  The options, which were awarded to the executive officers in January 2021, are exercisable at $0.54 per share and had an original expiration date of January 11, 2026.  The compensation committee extended the expiration date by five years, or until January 11, 2031.   No other modifications were made to these awards.   We will recognize a one-time, non-cash charge to share-based compensation expense of approximately $1.9 million in April 2025 representing the incremental fair value of the options as a result of the modification, based on a Black-Scholes option pricing model.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This quarterly report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations contained in this Item.  When used in this quarterly report and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “expects”, “will likely result”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements.”  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties identified in our annual report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”) and in this Item 2 of Part I of this quarterly report.  Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, the timely development and commercial acceptance of new products and technologies, reliance on our intellectual property, the outcome of our intellectual property litigation and the ability to obtain adequate financing in the future.  We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

Recent Events

Liquidity and Capital Resources

We used cash for operations of approximately $1.8 million and $0.8 for the three months ended March 31, 2025 and 2024, respectively.  The increase in cash used for operations from 2024 to 2025 is primarily due to accrued bonuses paid and increases in legal, accounting and other third-party professional fees for services during the three months ended March 31, 2025.

At March 31, 2025, we had cash and cash equivalents of approximately $3.3 million, an accumulated deficit of $452.0 million, and working capital of $0.6 million.  At March 31, 2025, we had $2.9 million in current liabilities, including approximately $1.6 million in convertible debt that matures over the next twelve months.  In addition, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these condensed consolidated financial statements.

Our convertible notes have conversion prices that are substantially below the market price of our common stock as of March 31, 2025.  While we anticipate that all of our outstanding convertible notes will be converted by the holders prior to their scheduled maturity dates, conversion is at the option of the holder and there can be no assurance that the holders will convert prior to maturity.  Even with the anticipated conversions of our convertible debt, our current capital resources are not sufficient to meet our liquidity needs for the next twelve months and we may be required to seek additional capital.  Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations, (ii) our ability to control operating costs, (iii) the exercise behavior of our convertible note holders, and/or (iv) our ability to obtain additional debt or equity financing.  We expect that proceeds received by us from patent enforcement actions and technology licenses over the next twelve months may not alone be sufficient to cover our working capital requirements.

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

Financial Condition

Our working capital decreased approximately $2.1 million from December 31, 2024 to March 31, 2025.  This decrease in working capital is primarily the result of cash used in operations during the three months ended March 31, 2025 as well as $1.1 million of additional convertible notes due to mature in the next twelve months.

Our long-term liabilities increased $1.1 million from December 31, 2024 to March 31, 2025, primarily due to a $2.5 million increase in the estimated fair value our contingent payment obligations, partially offset by the conversion of $0.2 million of convertible notes to equity and the reclassification from long-term to current liabilities of $1.1 million of convertible notes that mature within the next twelve months.  Refer to "Change in Fair Value of Contingent Payment Obligations" below.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Revenue and Cost of Sales

We reported no licensing revenue for the three months ended March 31, 2025 and 2024.  Cost of sales for the three months ended March 31, 2025 and 2024 consists of amortization expense related to the patents covered under license agreements.  Revenue resulting from our patent enforcement actions is highly unpredictable with respect to the amount and timing of receipt, and there can be no assurance that we will achieve our anticipated results.

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

Our selling, general and administrative expenses increased by  $0.5 million, or 60.8%, during the three months ended March 31, 2025 when compared to the same period in 2024.  This is primarily the result of a $0.1 million increase in litigation fees and expenses, a $0.3 million increase in consulting and public relations expenses, and a $0.1 million increase in accounting fees.

The increase in litigation fees and expenses for the three months ended March 31, 2025 is primarily the result of fees incurred to support our cert petition to the U.S. Supreme Court which was denied in March 2025. The increase in consulting and public relations fees for the three months ended March 31, 2025 is primarily due to third party services to support our social media public awareness campaign, financial advisory and shareholder relations fees, and fees for the engagement of a consultant by our compensation committee to benchmark executive compensation.  The increase in accounting fees is the result of a change in accounting firms in late 2024.

Change in Fair Value of Contingent Payment Obligations

We have elected to measure our secured and unsecured contingent payment obligations at fair value which is based on significant unobservable inputs.  We estimated the fair value of our secured and unsecured contingent payment obligations using a probability-weighted income approach based on the estimated present value of projected future cash outflows using a risk-adjusted discount rate.  Increases or decreases in the significant unobservable inputs could result in significant increases or decreases in fair value.  Generally, changes in fair value are a result of changes in estimated amounts and timing of projected future cash flows due to increases in funded amounts, passage of time, and changes in the probabilities based on the status of the funded actions.

For the three months ended March 31, 2025, we recorded an aggregate increase in the fair value of our secured and unsecured contingent payment obligations of approximately $2.5 million compared to an aggregate decrease of $0.2 million for the three months ended March 31, 2024.  The change in fair value for the three months ended March 31, 2025 was primarily the result of changes in the estimated amounts of projected future cash outflows due to increases in accrued interest on our secured contingent payment obligation and increases in the net present value of our obligations as a result of decreases in the risk-free rates of return.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of March 31, 2025, we had outstanding warrants to purchase approximately 9.7 million shares of our common stock.  The estimated grant date fair value of these warrants of approximately $3.0 million is included in shareholders’ deficit in our condensed consolidated balance sheets.  The outstanding warrants have a weighted average exercise price of $0.97 per share and a weighted average remaining life of approximately 2.6 years.

Critical Accounting Policies

There have been no changes in accounting policies from those stated in our 2024 Annual Report.  We do not expect any newly effective accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2025.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds, Issuer Purchases of Equity Securities.

On January 29, 2025, we issued 250,000 nonqualified share options to a third-party, valued at approximately $0.2 million, as payment for consulting services over a one-year period.  The options vest over a one-year period, have an exercise price of $0.83 per share expire on January 29, 2028.  To the extent the options are exercised in the future, we will receive up to $0.2 million in proceeds which will be used to fund our operations.  The shares underlying the options were registered resale on a registration statement that was declared effective on April 24, 2025 (File No. 333-286486).

In addition, on January 29, 2025, we issued 100,000 performance-based RSUs, valued at approximately $0.1 million,  to a third-party as incentive compensation under a consulting agreement.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934) adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K, except as follows:

 - On March 27, 2025, Cynthia French, our Chief Financial Officer, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential exercise and sale of up to (i) 500,000 nonqualified stock options with an exercise price of $0.171 per share and an expiration date of August 7, 2026 and (ii) 150,000 nonqualified stock options with an exercise price of $0.33 per share and an expiration date of February 9, 2027.   The first trade date, if any, will not occur until July 1, 2025 at the earliest, and the plan's maximum duration is until March 27, 2026, unless otherwise terminated.

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

ParkerVision, Inc.
Registrant

May 13, 2025	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 13, 2025	By:	/s/Cynthia L. French
Cynthia L. French
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)