Form 10-Q
period 2025-06-30
PARKERVISION INC
filed 2025-08-12
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, 120,116,916 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	June 30, 2025	December 31, 2024
CURRENT ASSETS:
Cash and cash equivalents	$2,048	$4,918
Prepaid expenses	177	93
Other current assets	75	34
Total current assets	2,300	5,045

Intangible and other assets, net	771	834
Total assets	$3,071	$5,879

CURRENT LIABILITIES:
Accounts payable	$602	$507
Accrued expenses:
Salaries and wages	35	709
Professional fees	100	104
Other accrued expenses	433	449
Related party note payable, current portion	142	139
Convertible notes, current portion	1,145	500
Total current liabilities	2,457	2,408

LONG-TERM LIABILITIES:
Secured contingent payment obligation	40,371	40,724
Unsecured contingent payment obligations	6,445	5,935
Convertible notes, net of current portion	2,008	2,798
Related party convertible notes	-	225
Related party note payable, net of current portion	130	201
Total long-term liabilities	48,954	49,883
Total liabilities	51,411	52,291

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.01 par value, 225,000 shares authorized, 119,582 and 113,970 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,196	1,140
Additional paid-in capital	404,079	400,630
Accumulated deficit	(453,615)	(448,182)
Total shareholders' deficit	(48,340)	(46,412)
Total liabilities and shareholders' deficit	$3,071	$5,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$-	$-		$-
Cost of sales	(51)	(58)	(106)	(117)
Gross margin	(51)	(58)	(106)	(117)

Selling, general and administrative expenses	3,843	683	5,086	1,457
Total operating expenses	3,843	683	5,086	1,457

Interest income	24	16	57	40
Interest expense	(68)	(104)	(141)	(208)
Change in fair value of contingent payment obligations	2,304	502	(157)	722
Total other income (expense)	2,260	414	(241)	554

Provision for income taxes	-	-	-	-

Net loss	(1,634)	(327)	(5,433)	(1,020)

Other comprehensive income, net of tax	-	-	-	-

Comprehensive loss	$(1,634)	$(327)	$(5,433)	$(1,020)

Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.05)	$(0.01)

Weighted average common shares outstanding	118,797	88,683	117,322	88,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands)

	Common Stock Outstanding	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2024	113,970	$1,140	$400,630	$(448,182)	$(46,412)
Issuance of common stock and warrants in private offerings, net of issuance costs	-	-	(5)	-	(5)
Issuance of common stock upon exercise of options and warrants	2,148	21	241	-	262
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	1,401	14	224	-	238
Share-based compensation	-	-	122	-	122
Comprehensive loss for the period	-	-	-	(3,799)	(3,799)
Balance as of March 31, 2025	117,519	$1,175	$401,212	$(451,981)	$(49,594)
Issuance of common stock and warrants in private offerings, net of issuance costs	-	-	(63)	-	(63)
Issuance of common stock upon exercise of options and warrants	94	1	15	-	16
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	1,844	19	265	-	284
Share-based compensation	125	1	2,650	-	2,651
Comprehensive loss for the period	-	-	-	(1,634)	(1,634)
Balance as of June 30, 2025	119,582	$1,196	$404,079	$(453,615)	$(48,340)

	Common Stock Outstanding	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2023	87,681	$877	$393,314	$(433,710)	$(39,519)
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	560	6	92	-	98
Share-based compensation	120	1	90	-	91
Comprehensive loss for the period	-	-	-	(693)	(693)
Balance as of March 31, 2024	88,361	$884	$393,496	$(434,403)	$(40,023)
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	560	5	83	-	88
Share-based compensation	-	-	77	-	77
Comprehensive loss for the period	-	-	-	(327)	(327)
Balance as of June 30, 2024	88,921	$889	$393,656	$(434,730)	$(40,185)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,433)	$(1,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106	118
Share-based compensation	2,773	158
Loss (gain) on changes in fair value of contingent payment obligations	157	(722)
Gain on disposal/impairment of equipment and intangible assets	-	(7)
Paid in kind interest expense	152	186
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(125)	(1)
Accounts payable and accrued expenses	(599)	(130)
Net cash used in operating activities	(2,969)	(1,418)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized patent costs	(43)	-
Net cash used in investing activities	(43)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments from issuance of common stock and warrants in private offerings	(68)	-
Net proceeds from exercise of options and warrants	278	-
Principal payments on long-term debt	(68)	(117)
Net cash provided by (used in) financing activities	142	(117)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,870)	(1,535)

CASH AND CASH EQUIVALENTS, beginning of period	4,918	2,560

CASH AND CASH EQUIVALENTS, end of period	$2,048	$1,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Description of Business

ParkerVision, Inc. (“ParkerVision”, “we” or the “Company”) is in the business of innovating and licensing fundamental wireless technologies.

We have designed and developed proprietary radio frequency (“RF”) technologies and integrated circuits based on those technologies, and we license those technologies to others for use in wireless communication products.   We have expended significant financial and other resources to research and develop our RF technologies and to obtain patent protection for those technologies in the United States of America (“U.S.”) and certain foreign jurisdictions.  We believe certain patents protecting our proprietary technologies have been broadly infringed by others, and therefore a primary focus of our business plan is the enforcement of our intellectual property rights through patent licensing and infringement litigation efforts.  We currently have patent enforcement actions ongoing in various U.S. district courts against mobile handset, smart television and other WiFi product providers, as well as semiconductor suppliers, for the infringement of a number of our RF patents.  We have made significant investments in developing and protecting our technologies, the returns on which are dependent upon the generation of future revenues for realization.

2. Liquidity and Going Concern

For the six months ended June 30, 2025, we incurred a net loss of approximately $5.4 million and incurred negative cash flows from operations of approximately $3.0 million.  At June 30, 2025, we had cash and cash equivalents of approximately $2.0 million and an accumulated deficit of approximately $453.6 million.  At June 30, 2025, we had $2.5 million in current liabilities, including approximately $1.1 million in convertible debt that matures over the next twelve months.  In addition, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these unaudited condensed consolidated financial statements.

The timing and amount of proceeds from our patent enforcement actions are difficult to predict and there can be no assurance we will receive any proceeds from these enforcement actions.  Refer to Note 12 for a complete discussion of our patent enforcement proceedings. We expect that proceeds received by us from patent enforcement actions and technology licenses over the next twelve months may not alone be sufficient to cover our working capital requirements.  We anticipate that all of our outstanding convertible notes will either (i) be converted by the holders prior to their scheduled maturity dates, or (ii) have their maturity dates automatically extended as provided under the terms of certain agreements; however, conversion and/or extension is at the option of the holder and there can be no assurance with respect to the holder's behavior.   Even with the conversions or extensions of our convertible debt by the holders, our current capital resources are not sufficient to meet our liquidity needs for the next twelve months and we may be required to seek additional capital.  Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations, (ii) our ability to control operating costs, (iii) the behavior of our convertible note holders, and/or (iii) our ability to obtain additional debt or equity financing.

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

3. Basis of Presentation

The unaudited condensed consolidated financial statements for the three and six month periods ended  June 30, 2025 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

The year-end condensed consolidated balance sheet data was derived from audited financial statements for the year ended December 31, 2024.  Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these unaudited interim condensed consolidated financial statements.  These unaudited interim condensed consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended  December 31, 2024 (“2024 Annual Report”).  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The unaudited condensed consolidated financial statements include the accounts of ParkerVision, Inc. and its wholly-owned German subsidiary, ParkerVision GmbH, after elimination of all intercompany transactions and accounts.  ParkerVision GmbH was dissolved as of December 31, 2024.

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

No revenue was recognized during the six months ended June 30, 2025 and 2024.

6. Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation because their effect is anti-dilutive.

We have shares underlying outstanding options, restricted stock units ("RSUs"), warrants, and convertible notes that were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.  These anti-dilutive common share equivalents at  June 30, 2025 and 2024 were as follows (in thousands):

	June 30,
	2025	2024
Options outstanding	25,684	27,134
Unvested RSUs	225	-
Warrants outstanding	4,346	10,346
Shares underlying convertible notes	24,878	35,925
	55,133	73,405

7. Intangible and Other Assets, net

Intangible and other assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Patents and copyrights	$10,473	$10,429
Accumulated amortization	$(9,703)	$(9,597)
Other noncurrent assets	1	2
	$771	$834

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

9. Convertible Notes

For the six months ended June 30, 2025, convertible notes with a face value of $0.4 million were converted, at the option of the holder, into approximately 2.8 million shares of our common stock, including $0.2 million of convertible notes held by related parties.  No convertible notes were converted during the six months ended June 30, 2024.  We recognized interest expense on our convertible debt of approximately $0.1 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively.  During the six months ended June 30, 2025 and 2024, we elected to pay $0.15 million and $0.19 million, respectively, of interest in shares of our common stock and issued approximately 0.4 million shares and 1.1 million shares, respectively, of our common stock as interest-in-kind payments.

Convertible notes payable at  June 30, 2025 and  December 31, 2024 consist of the following (in thousands):

				Principal Outstanding as of
				June 30,	December 31,
Description	Fixed Conversion Rate	Stated Interest Rate	Maturity Date	2025	2024
Convertible note dated September 18, 2018	$0.25	8.0%	March 18, 2026	$425	$425
Convertible notes dated March 2019	$0.25	8.0%	March 13, 2026	250	250
Convertible notes dated June/July 2019	$0.10	8.0%	January 15, 2026 to March 19, 2026	70	70
Convertible notes dated July 18, 2019	$0.08	7.5%	July 18, 2026 [1]	500	500
Convertible notes dated January 8, 2020	$0.13	8.0%	January 8, 2026 [1]	400	400
Convertible notes dated May-August 2022	$0.13	8.0%	May 10, 2027 to August 3, 2027	908	1,053
Convertible note dated January 11, 2023	$0.11	9.0%	January 11, 2028 [1]	500	500
Convertible notes dated January 13, 2023	$0.16	9.0%	January 13, 2028	100	100
Total principal balance				3,153	3,298
Less current portion				1,145	500
				$2,008	$2,798

1  Unless otherwise revoked by the holder with ten days of the then-stated maturity date, the maturity date of the note will automatically extend by one year, for a maximum of ten years.

We have no convertible notes payable to related parties at June 30, 2025.  At December 31, 2024, we had convertible notes payable to related parties with a face value of $0.2 million.  These notes were issued between May and August 2022, have a fixed conversion price of $0.13, accrue interest at 8.0% interest per annum, and mature between May 10, 2027 and August 3, 2027.

10. Contingent Payment Obligations

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair value, for the six months ended June 30, 2025 and the year ended  December 31, 2024 (in thousands):

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Secured contingent payment obligation, beginning of period	$40,724	$29,402
Change in fair value	(353)	11,322
Secured contingent payment obligation, end of period	$40,371	$40,724

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

We have elected to measure our secured contingent payment obligation at its estimated fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods (see Note 11).  The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the unaudited condensed consolidated statements of comprehensive loss until the contingency is resolved.

The underlying carrying value of the Note, which includes the Face Value plus accrued interest, was approximately $63.3 million and $59.2 million as of  June 30, 2025 and December 31, 2024, respectively.  The range of potential proceeds payable to Brickell is discussed more fully in Note 11.  As of June 30, 2025, we are in compliance with our obligations under the Note and the PPFPA.

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair value, for the six months ended June 30, 2025 and the year ended  December 31, 2024 (in thousands):

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Unsecured contingent payment obligations, beginning of period	$5,935	$7,618
Change in fair value	510	(1,683)
Unsecured contingent payment obligations, end of period	$6,445	$5,935

Our unsecured contingent payment obligations represent amounts payable to others from future patent-related proceeds including (i) a termination fee due to a litigation funder and (ii) contingent payment rights issued to accredited investors in connection with equity financings.  We have elected to measure these unsecured contingent payment obligations at their estimated fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The unsecured contingent payment obligations will be remeasured to fair value at each reporting period with changes recorded in the unaudited condensed consolidated statements of comprehensive loss until the contingency is resolved (see Note 11).

11. Fair Value Measurements

Our convertible notes are recorded at face value in the unaudited condensed consolidated balance sheets as of  June 30, 2025 and December 31, 2024.  As of  June 30, 2025 and December 31, 2024, the estimated fair value of our convertible notes was approximately $2.65 million and $2.81 million, respectively and would be categorized within Level 2 of the fair value hierarchy.

The following tables summarize the fair value of our contingent payment obligations measured at fair value on a recurring basis as of  June 30, 2025 and  December 31, 2024 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025:
Liabilities:
Secured contingent payment obligation	$40,371	$-	$-	$40,371
Unsecured contingent payment obligations	6,445	-	-	6,445

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024:
Liabilities:
Secured contingent payment obligation	$40,724	$-	$-	$40,724
Unsecured contingent payment obligations	5,935	-	-	5,935

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used risk-adjusted discount rates for the secured and unsecured contingent payment obligations of 17.68% and 17.96%, respectively, at June 30, 2025, based on risk-free rates of 3.68% and 3.96%, respectively, as adjusted by 8% for credit risk and 6% for litigation inherent risk.  We used risk-adjusted discount rates for the secured and unsecured contingent payment obligations of 18.27% and 18.21%, respectively, at December 31, 2024, based on risk-free rates of 4.27% and 4.21%, respectively, as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at  June 30, 2025 and December 31, 2024, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

June 30, 2025
	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$-	$69.7	$127.0	$-	$7.7	$10.8
Duration (in years)	1.0	3.5	4.5	1.0	1.1	1.5
Estimated probabilities	15%	20%	25%	15%	21%	25%

December 31, 2024
	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$-	$65.3	$150.0	$-	$7.8	$10.8
Duration (in years)	1.0	2.8	3.5	1.0	1.6	3.5
Estimated probabilities	15%	19%	25%	15%	21%	25%

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

ParkerVision v. Qualcomm (Middle District of Florida-Orlando Division) - Appealed to U.S. Court of Appeals for the Federal Circuit

On September 6, 2024, the U.S. Court of Appeals for the Federal Circuit ("CAFC") issued its opinion, ruling in our favor on each of the issues we appealed and remanding the case back to the Middle District of Florida (Orlando Division) where the case was reopened.  The CAFC appeal was filed following several March 2022 district court rulings on pre-trial motions in our patent infringement case against Qualcomm, a case that was originally filed in May 2014.  The district court granted Qualcomm motions to strike and exclude our technical expert report, essentially precluding the support of infringement testimony at trial and also issued an order granting Qualcomm's motion for summary judgment ruling that Qualcomm did not infringe the remaining three patents in the case.  We appealed these rulings to the CAFC and oral arguments were heard in November 2023 and the appellate court issued its decision on September 6, 2024.

In April 2025, the district court initially denied, and then granted on reconsideration, a Qualcomm motion for a third claim construction briefing on two previously undisputed claim terms that were critical to the appellate court decision. On May 30, 2025, following briefings by both parties, the district court issued a claim construction order adopting Qualcomm's proposed constructions for the two claim terms.  This decision, in essence, precludes us, once again, from asserting our receiver claims in the case. In June 2025, we filed a Rule 54(b) motion requesting that the court enter a final judgement of noninfringement on our receiver claims, based on the court's claim construction, and sever and stay the remaining transmit claims in the case to allow us to immediately appeal the most recent claim construction order and avoid the inefficiency of potentially two separate trials.  Qualcomm has filed a motion for partial summary judgement on noninfringement of the receiver claims but has opposed an entry of final judgement under Rule 54(b).   We also have a pending motion for reconsideration, filed in March 2025, requesting the court reconsider its initial denial of our request to substitute our infringement and validity expert due to medical incapacity.  The court has also not yet ruled on these outstanding motions. No trial date has been established by the district court in this matter.

Our patent infringement case against Qualcomm was originally filed in the Middle District of Florida in May 2014. The case was stayed in February 2016 pending decisions in other cases, including the appeal of a PTAB proceeding with regard to U.S. patent 6,091,940 (“the ‘940 Patent”) asserted in this case. In March 2017, the PTAB ruled in our favor on three of the six petitions (the method claims), ruled in Qualcomm’s favor on two of the six petitions (the apparatus claims) and issued a split decision on the claims covered in the sixth petition.  In September 2018, the Federal Circuit upheld the PTAB’s decision with regard to the ‘940 Patent and, in January 2019, the court lifted the stay in this case.  In July 2019, the court issued an order that granted our proposed selection of patent claims from four asserted patents, including the ‘940 Patent, and denied Qualcomm’s request to limit the claims and patents.  The court also agreed that we may elect to pursue accused products that were at issue at the time the case was stayed, as well as new products that were released by Qualcomm during the pendency of the stay. In September 2019, Qualcomm filed a motion for partial summary judgment in an attempt to exclude certain patents from the case, including the ‘940 Patent. The court denied this motion in January 2020. In April 2020, the court issued its claim construction order in which the court adopted our proposed construction for seven of the ten disputed terms and adopted slightly modified versions of our proposed construction for the remaining terms.

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

ParkerVision v. Realtek (Western District of Texas)

We filed two patent infringement actions in the Western District of Texas against Realtek Semiconductor Corp. ("Realtek"), the first in 2022 and a second in 2023, alleging infringement of an aggregate of seven of our patents.  One of the seven patents was dropped from the litigation in August 2024.  A claim construction hearing was held in January 2024 in the first Realtek action and the court adopted the majority of our claim constructions.  A jury trial for the first Realtek action was originally scheduled for July 2025, but was rescheduled for January 2026 due to ongoing discovery disputes.  A claim construction hearing was held in June 2024 in the second Realtek action, and in November 2024, the court issued its claim construction order, ruling in our favor on the majority of the claim terms  The trial for the second Realtek action has been rescheduled for April 2026.

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

ParkerVision v. MediaTek (Western District of Texas)

We filed three patent infringement actions in the Western District of Texas against MediaTek Inc. and MediaTek USA Inc. (collectively, "MediaTek"), the first in 2022 and two additional cases in 2023, alleging infringement of an aggregate of ten of our patents.  One of the patents was dropped from the first MediaTek case in 2024 and MediaTek likewise terminated an inter partes review ("IPR") petition it had initiated against the same patent.  A claim construction hearing was held in  January 2024 in the first MediaTek action and the court adopted the majority of our claim constructions.  A jury trial for the first MediaTek action has been rescheduled for March 2026.  A claim construction hearing was held in June 2024 in the second MediaTek action, and, in January 2025, the court adopted the majority of our claim constructions.  The trial for the second MediaTek action was initially scheduled for November 2026.  In July 2025, the parties jointly agreed to stay the second MediaTek case pending the PTAB's final written decision on IPRs that could impact the patents in this second case. The IPR decisions are expected in November 2025.  The third MediaTek action has a trial date scheduled for April 2027.  A claim construction hearing was held in this third case in June 2025, although the court has not yet issued its final claim construction order.

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

ParkerVision v. Texas Instruments (Western District of Texas)

We filed a patent infringement action in the Western District of Texas against Texas Instruments ("TI") in 2023, alleging infringement of three of our patents.  In  December 2023, TI filed a motion to change venue to the Northern District of Texas which the court denied in August 2024. A claim construction hearing was held in June 2024, and the court issued its final claim construction order in November 2024.  The trial was scheduled for January 2026; however, in May 2025, the court granted a stay of all deadlines in the case pending the PTAB's final written decisions on IPRs for the three patents in this case. The PTAB decisions are expected in November 2025.

ParkerVision v. NXP Semiconductors (Western District of Texas)

We filed a patent infringement action in the Western District of Texas against NXP Semiconductors ("NXP") in 2023, alleging infringement of three of our patents.  A claim construction hearing was held in June 2024, and the court issued its final claim construction order in January 2025.   The trial was scheduled for February 2026; however in May 2025, the court granted NXP's motion to stay all deadlines in the case pending the PTAB's final written decision on IPRs for the three patents in this case.  The PTAB decision is expected in November 2025.

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

Texas Instruments and NXP v. ParkerVision (PTAB)

Texas Instruments filed three petitions for IPR in May 2024 against each of the patents asserted in the TI action.  All three IPRs were instituted by the PTAB in November 2024 and a decision is expected by November 2025.  NXP filed petitions for IPR against two of the three patents asserted in the NXP action, which are the same as two of the patents asserted in the TI action.  Accordingly, in December 2024, the PTAB granted NXP's joinder motion to join the TI petitions.  Both the TI and NXP cases, as well as the second MediaTek case, have been stayed pending the PTAB's decision on these IPRs.

Realtek v. ParkerVision (PTAB)

In December 2024, Realtek filed petitions for IPR against two patents asserted in the second Realtek action, which are the same as the two patents under joint IPR by TI and NXP.  Realtek filed a joinder motion to join the TI/NXP proceedings.  In June 2025, the PTAB granted our request for discretionary denial of these petitions citing that Realtek is time-barred from filing these petitions as it has been greater than a year since infringement proceedings on these patents were initiated by us.

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

Common Stock Warrants

During the six months ended June 30, 2025, 5.0 million warrants with an exercise price of $0.74 were exercised via net share exercise for no proceeds, resulting in the issuance of 1.3 million shares of our common stock.  In addition, during the six months ended June 30, 2025, 0.4 million warrants with an exercise price of $0.16 per share expired unexercised.   As of June 30, 2025, we had remaining outstanding warrants for the purchase of up to 4.3 million shares of our common stock.  The estimated grant date fair value of these warrants of $3.0 million is included in additional paid-in capital in our unaudited condensed consolidated balance sheets.  As of June 30, 2025, our outstanding warrants have a weighted average exercise price of $1.05 per share and a weighted average remaining life of approximately 2.6 years.

14. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2024 Annual Report.

During the three and six months ended June 30, 2025, the compensation committee of our Board (the "Committee") authorized the modification of  an aggregate of 10.65 million fully-vested, nonqualified share options held by executives and key employees.  The options, which were awarded in January 2021, are exercisable at $0.54 per share and had an original expiration date of January 11, 2026.  The Committee extended the expiration date of the options by five years, or until January 11, 2031.  No other modifications were made to these awards.  We recognized a one-time, non-cash charge to share-based compensation expense of approximately $2.5 million representing the incremental fair value of the options as a result of the modification, based on a Black-Scholes option pricing model.

For the six months ended June 30, 2025 and 2024, we recognized share-based compensation expense, including expense related to the modifications of awards, of approximately $2.8 million and $0.16 million, respectively.  Share-based compensation is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive loss.  As of June 30, 2025, there was $0.5 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  The cost is expected to be recognized over a weighted-average remaining life of approximately 0.8 years.

Our share-based compensation expense includes share-based awards to third-party consultants.  During the six months ended June 30, 2025, we issued 260,000 nonqualified share options to third-parties as payment for consulting services over an approximate one-year term, and 750,000 performance-based non-qualified share options and 100,000 performance-based RSUs to third-parties as incentive compensation under their respective consulting agreements.  During the six months ended June 30, 2024, we issued 120,000 shares of our common stock to a third party as payment for consulting services over a one-year period.

15. Segment Information

Our operations constitute a single reportable segment, focused on licensing our innovative, fundamental wireless technologies, often through patent infringement actions.  All revenues, operating expenses, and assets attributable to this segment are reflected in the unaudited condensed consolidated financial statements.  Our Chief Executive Officer and Chief Financial Officer, collectively, are considered to be the chief operating decision maker ("CODM").  The CODM uses consolidated net losses, along with consideration of certain significant cash and noncash expense categories, to assess performance by comparing to and monitoring against budget and prior year results.  This information is used to manage resources and invest in key strategic priorities.

Segment information for the six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Licensing gross margin	$(51)	$(58)	$(106)	$(117)
Interest income	24	16	57	40

Cash expenses:
Personnel related expenses	417	359	829	720
Litigation & legal expenses	167	5	334	57
Third-party consulting expenses	248	22	395	43
Patent maintenance expenses	4	10	23	54

Non-cash expenses:
Share-based compensation	2,651	81	2,773	158
In-kind interest expense	65	98	135	198
Change in fair value of contingent payment obligations	(2,304)	(502)	157	(722)

Other segment items [1]	359	212	738	435

Net loss	$(1,634)	$(327)	$(5,433)	$(1,020)

1 Other segment items primarily include costs incurred for insurance, shareholder and public relations, audit and other professional fees, outsourced information technology services, and employee travel.

Our segment assets represent our total assets as presented on the unaudited condensed consolidated balance sheets at  June 30, 2025 and December 31, 2024.

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

Recent Events

In April 2025, the district court initially denied, and then granted on reconsideration,  a Qualcomm motion for a third claim construction briefing on two previously undisputed claim terms that were critical to the September 2024 appellate court decision. On May 30, 2025, following briefings by both parties, the district court issued a claim construction order adopting Qualcomm's proposed constructions for the two claim terms.  This decision, in essence, precludes us, once again, from asserting our receiver claims in the case.  In June 2025, we filed a Rule 54(b) motion requesting that the court enter a final judgement of noninfringement on our receiver claims, based on the court's claim construction,  and sever and stay the remaining transmit claims in the case to allow us to immediately appeal the most recent claim construction order and avoid the inefficiency of potentially two separate trials.  Qualcomm has filed a motion for partial summary judgement on noninfringement of the receiver claims, but has opposed an entry of final judgement under Rule 54(b).   The court has not yet ruled on these motions.

Liquidity and Capital Resources

We used cash for operations of approximately $3.0 million and $1.4 for the six months ended June 30, 2025 and 2024, respectively.  The increase in cash used for operations from 2024 to 2025 is primarily due to accrued bonuses paid and increases in legal, accounting and other third-party professional fees for services during the six months ended June 30, 2025.

At June 30, 2025, we had cash and cash equivalents of approximately $2.0 million, an accumulated deficit of $453.6 million, and a working capital deficit of $0.2 million.  At June 30, 2025, we had $2.5 million in current liabilities, including approximately $1.1 million in convertible debt that matures over the next twelve months.  In addition, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these unaudited condensed consolidated financial statements.

Our convertible notes have conversion prices that are below the market price of our common stock as of June 30, 2025.  We anticipate that all of our outstanding convertible notes will either (i) be converted by the holders prior to their scheduled maturity dates, or (ii) have their maturity dates automatically extended as provided under the terms of certain agreements; however, conversion and/or extension is at the option of the holder and there can be no assurance with respect to the holder's behavior.  Even with the anticipated conversions or extensions of our convertible debt, our current capital resources are not sufficient to meet our liquidity needs for the next twelve months and we may be required to seek additional capital.  Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations, (ii) our ability to control operating costs, (iii) the behavior of our convertible note holders, and/or (iv) our ability to obtain additional debt or equity financing.  We expect that proceeds received by us from patent enforcement actions and technology licenses over the next twelve months may not alone be sufficient to cover our working capital requirements.

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

Financial Condition

Our working capital decreased approximately $2.8 million from December 31, 2024 to June 30, 2025.  This decrease in working capital is primarily the result of cash used in operations during the six months ended June 30, 2025 as well as $0.6 million of additional convertible notes due to mature in the next twelve months.

Our long-term liabilities decreased $0.9 million from December 31, 2024 to June 30, 2025, primarily due to the reclassification from long-term to current liabilities of $0.6 million of convertible notes that mature within the next twelve months and the conversion by the holders of $0.4 million of debt into shares of our common stock.

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

Revenue and Cost of Sales

We reported no licensing revenue for the three and six months ended June 30, 2025 and 2024.  Cost of sales for the three and six months ended June 30, 2025 and 2024 consists of amortization expense related to the patents covered under license agreements.  Revenue resulting from our patent enforcement actions is highly unpredictable with respect to the amount and timing of receipt, and there can be no assurance that we will achieve our anticipated results.

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

Our selling, general and administrative expenses increased by $3.2 million, or 462.7%, during the three months ended June 30, 2025 when compared to the same period in 2024.  This is primarily the result of a $2.6 million increase in total share-based compensation, a $0.1 million increase in litigation fees and expenses, and a $0.4 million increase in other outside professional fees.

Our selling, general and administrative expenses increased by $3.6 million, or 249.1%, during the six months ended June 30, 2025 when compared to the same period in 2024.  This is primarily the result of a $2.6 million increase in total share-based compensation, a $0.3 million increase in litigation fees and expenses, and a $0.5 million increase in other outside professional fees.

The increase in share-based compensation expenses, which includes employee, director and third-party share-based compensation, is the result of a one-time, noncash charge of $2.5 million which reflects the compensation cost recognized as a result of the modification of awards for executives and key employees during the second quarter of 2025 to extend the maturity date of those awards by five years.  The increase litigation fees and expenses is primarily the result of increases in legal fees incurred to support our cert petition to the U.S. Supreme Court which was denied in March 2025.  The other outside professional fees primarily include fess paid to consultants, attorneys and accountants.  The increases in these outside professional services for the three and six months ended June 30, 2025 is a result of our social media and public awareness campaign, compensation and other financial advisory services, fess incurred for shareholder relations services, and increased fees due to a change in public accounting firms in late 2024.

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

For the three months ended June 30, 2025 and 2024, we recorded aggregate decreases in the fair value of our secured and unsecured contingent payment obligations of approximately $2.3 million and $0.5 million, respectively.  For the six months ended June 30, 2025, we recorded an aggregate increase in the fair value of our secured and unsecured contingent payment obligations of approximately $0.2 million, compared to an aggregate decrease of $0.7 million for the six months ended June 30, 2024.  The changes in fair value for the three and six months ended June 30, 2025 was primarily the result of changes in the estimated amount and timing of projected future cash outflows due to changes in the status of our patent infringement cases, increases in accrued interest on our secured contingent payment obligation, and changes in the risk-free rates of return used in the calculation of present value.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of June 30, 2025, we had outstanding warrants to purchase approximately 4.3 million shares of our common stock.  The estimated grant date fair value of these warrants of approximately $3.0 million is included in shareholders’ deficit in our unaudited condensed consolidated balance sheets.  The outstanding warrants have a weighted average exercise price of $1.05 per share and a weighted average remaining life of approximately 2.6 years.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2025.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds, Issuer Purchases of Equity Securities.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934) adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

ParkerVision, Inc.
Registrant

August 12, 2025	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 12, 2025	By:	/s/Cynthia L. French
Cynthia L. French
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)