Form 10-Q
period 2025-09-30
PARKERVISION INC
filed 2025-11-12
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, 121,424,398 shares of the issuer’s common stock, $.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	September 30, 2025	December 31, 2024
CURRENT ASSETS:
Cash and cash equivalents	$901	$4,918
Prepaid expenses	157	93
Other current assets	96	34
Total current assets	1,154	5,045

Intangible and other assets, net	729	834
Total assets	$1,883	$5,879

CURRENT LIABILITIES:
Accounts payable	$612	$507
Accrued expenses:
Salaries and wages	69	709
Professional fees	69	104
Other accrued expenses	428	449
Related party note payable, current portion	143	139
Convertible notes, current portion	1,625	500
Total current liabilities	2,946	2,408

LONG-TERM LIABILITIES:
Secured contingent payment obligation	40,781	40,724
Unsecured contingent payment obligations	6,392	5,935
Convertible notes, net of current portion	1,508	2,798
Related party convertible notes	-	225
Related party note payable, net of current portion	93	201
Total long-term liabilities	48,774	49,883
Total liabilities	51,720	52,291

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.01 par value, 225,000 shares authorized, 120,394 and 113,970 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,204	1,140
Additional paid-in capital	404,540	400,630
Accumulated deficit	(455,581)	(448,182)
Total shareholders' deficit	(49,837)	(46,412)
Total liabilities and shareholders' deficit	$1,883	$5,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$-	$-		$-
Cost of sales	(50)	(57)	(156)	(174)
Gross margin	(50)	(57)	(156)	(174)

Selling, general and administrative expenses	1,504	980	6,590	2,437
Total operating expenses	1,504	980	6,590	2,437

Interest income	11	7	68	47
Interest expense	(66)	(101)	(207)	(309)
Change in fair value of contingent payment obligations	(357)	(9,676)	(514)	(8,954)
Total other income (expense)	(412)	(9,770)	(653)	(9,216)

Provision for income taxes	-	-	-	-

Net loss	(1,966)	(10,807)	(7,399)	(11,827)

Other comprehensive income, net of tax	-	-	-	-

Comprehensive loss	$(1,966)	$(10,807)	$(7,399)	$(11,827)

Basic and diluted net loss per common share	$(0.02)	$(0.12)	$(0.06)	$(0.13)

Weighted average common shares outstanding	120,147	90,340	118,274	89,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands)

	Common Stock Outstanding	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2024	113,970	$1,140	$400,630	$(448,182)	$(46,412)
Issuance of common stock and warrants in private offerings, net of issuance costs	-	-	(5)	-	(5)
Issuance of common stock upon exercise of options and warrants	2,148	21	241	-	262
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	1,401	14	224	-	238
Share-based compensation	-	-	122	-	122
Comprehensive loss for the period	-	-	-	(3,799)	(3,799)
Balance as of March 31, 2025	117,519	$1,175	$401,212	$(451,981)	$(49,594)
Issuance of common stock and warrants in private offerings, net of issuance costs	-	-	(63)	-	(63)
Issuance of common stock upon exercise of options and warrants	94	1	15	-	16
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	1,844	19	265	-	284
Share-based compensation	125	1	2,650	-	2,651
Comprehensive loss for the period	-	-	-	(1,634)	(1,634)
Balance as of June 30, 2025	119,582	$1,196	$404,079	$(453,615)	$(48,340)
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	413	4	79	-	83
Share-based compensation	399	4	382	-	386
Comprehensive loss for the period	-	-	-	(1,966)	(1,966)
Balance as of September 30, 2025	120,394	$1,204	$404,540	$(455,581)	$(49,837)

	Common Stock Outstanding	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2023	87,681	$877	$393,314	$(433,710)	$(39,519)
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	560	6	92	-	98
Share-based compensation	120	1	90	-	91
Comprehensive loss for the period	-	-	-	(693)	(693)
Balance as of March 31, 2024	88,361	$884	$393,496	$(434,403)	$(40,023)
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	529	5	83	-	88
Share-based compensation	-	-	77	-	77
Comprehensive loss for the period	-	-	-	(327)	(327)
Balance as of June 30, 2024	88,890	$889	$393,656	$(434,730)	$(40,185)
Issuance of common stock upon exercise of options and warrants	2,922	29	133	-	162
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	4,289	43	377	-	420
Share-based compensation	250	3	111	-	114
Comprehensive loss for the period	-	-	-	(10,807)	(10,807)
Balance as of September 30, 2024	96,351	$964	$394,277	$(445,537)	$(50,296)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,399)	$(11,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157	176
Share-based compensation	3,159	278
Loss on changes in fair value of contingent payment obligations	514	8,954
Gain on disposal/impairment of equipment and intangible assets	-	(7)
Paid in kind interest expense	215	281
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(126)	(22)
Accounts payable and accrued expenses	(591)	109
Net cash used in operating activities	(4,071)	(2,058)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3)	-
Capitalized patent costs	(49)	(1)
Net cash used in investing activities	(52)	(1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments from issuance of common stock and warrants in private offerings	(68)	-
Net proceeds from exercise of options and warrants	278	471
Principal payments on long-term debt	(104)	(151)
Net cash provided by financing activities	106	320

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,017)	(1,739)

CASH AND CASH EQUIVALENTS, beginning of period	4,918	2,560

CASH AND CASH EQUIVALENTS, end of period	$901	$821

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

2. Liquidity and Going Concern

For the nine months ended September 30, 2025, we incurred a net loss of approximately $7.4 million and incurred negative cash flows from operations of approximately $4.1 million.  At September 30, 2025, we had cash and cash equivalents of approximately $0.9 million and an accumulated deficit of approximately $455.6 million.  At September 30, 2025, we had $2.9 million in current liabilities, including approximately $1.6 million in convertible debt that matures over the next twelve months.  In addition, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these unaudited condensed consolidated financial statements.

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

In May 2025, we filed a shelf registration statement ("Shelf") on Form S-3 that allows us to offer and sell, from time-to-time, up to $25 million of common stock, warrants, or any combination thereof.  The Shelf is intended to provide us flexibility to registered sales of securities, subject to market conditions and market capitalization limitations, in order to fund our future capital needs.  The terms of any future offering under the Shelf will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC.  Any sale of securities under the Shelf will not exceed one-third of our public float in any 12-month period so long as our public float remains below $75 million.  To date, we have not offered any securities under this Shelf.

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

3. Basis of Presentation

The unaudited condensed consolidated financial statements for the three and nine month periods ended  September 30, 2025 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

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

No revenue was recognized during the nine months ended September 30, 2025 and 2024.

6. Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation because their effect is anti-dilutive.

We have shares underlying outstanding options, restricted stock units ("RSUs"), warrants, and convertible notes that were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.  These anti-dilutive common share equivalents at  September 30, 2025 and 2024 were as follows (in thousands):

	September 30,
	2025	2024
Options outstanding	25,469	26,539
Unvested RSUs	920	-
Warrants outstanding	4,346	7,746
Shares underlying convertible notes	24,678	33,711
	55,413	67,996

7. Intangible and Other Assets, net

Intangible and other assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Patents and copyrights	$10,478	$10,429
Accumulated amortization	$(9,753)	$(9,597)
Property and equipment, net	4	2
	$729	$834

8. Related Party Note Payable

We have an unsecured promissory note of approximately $0.2 million payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party, for outstanding unpaid fees for legal services.  The SKGF note, as amended from time to time, accrues interest at a rate of 4% per annum, requires monthly payments of principal and interest of $12,500 with a final balloon payment of approximately $0.02 million in  April 2027.  We are currently in compliance with all the terms of the note.

9. Convertible Notes

For the nine months ended September 30, 2025, convertible notes with a face value of $0.4 million were converted, at the option of the holder, into approximately 3.0 million shares of our common stock, including $0.2 million of convertible notes held by related parties.  For the nine months ended September 30, 2024, convertible notes with a face value of $0.3 million were converted, at the option of the holder, into approximately 3.6 million shares of our common stock.

We recognized interest expense on our convertible debt of approximately $0.1 million for each of the three months ended  September 30, 2025 and 2024.  We recognized interest expense on our convertible debt of approximately $0.2 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively.  During each of the three months ended September 30, 2025 and 2024, we elected to pay approximately $0.1 million of interest in shares of our common stock and issued approximately 0.2 million shares and 0.7 million shares, respectively, of our common stock as interest-in-kind payments.  During the nine months ended September 30, 2025 and 2024, we elected to pay $0.2 million and $0.3 million, respectively, of interest in shares of our common stock and issued approximately 0.6 million shares and 1.7 million shares, respectively, of our common stock as interest-in-kind payments.

Convertible notes payable at  September 30, 2025 and  December 31, 2024 consist of the following (in thousands):

				Principal Outstanding as of
				September 30,	December 31,
Description	Fixed Conversion Rate	Stated Interest Rate	Maturity Date	2025	2024
Convertible note dated September 18, 2018	$0.25	8.0%	March 18, 2026	$425	$425
Convertible notes dated March 2019	$0.25	8.0%	March 13, 2026	250	250
Convertible notes dated June/July 2019	$0.10	8.0%	January 15, 2026 to March 19, 2026	50	70
Convertible notes dated July 18, 2019	$0.08	7.5%	July 18, 2026 [1]	500	500
Convertible notes dated January 8, 2020	$0.13	8.0%	January 8, 2026 [1]	400	400
Convertible notes dated May-August 2022	$0.13	8.0%	May 10, 2027 to August 3, 2027	908	1,053
Convertible note dated January 11, 2023	$0.11	9.0%	January 11, 2028 [1]	500	500
Convertible notes dated January 13, 2023	$0.16	9.0%	January 13, 2028	100	100
Total principal balance				3,133	3,298
Less current portion				1,625	500
				$1,508	$2,798

1  Unless otherwise revoked by the holder within ten days of the then-stated maturity date, the maturity date of the note will automatically extend by one year, for a maximum of ten years.

We have no convertible notes payable to related parties at September 30, 2025.  At December 31, 2024, we had convertible notes payable to related parties with a face value of $0.2 million.  These notes were issued between May and August 2022, had a fixed conversion price of $0.13, accrued interest at 8.0% interest per annum, and matured between May 10, 2027 and August 3, 2027.

10. Contingent Payment Obligations

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair value, for the nine months ended September 30, 2025 and the year ended  December 31, 2024 (in thousands):

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Secured contingent payment obligation, beginning of period	$40,724	$29,402
Change in fair value	57	11,322
Secured contingent payment obligation, end of period	$40,781	$40,724

Our secured contingent payment obligation consists of a secured, non-recourse note (the "Note") and a prepaid forward purchase contract (the "PPFPA") with Brickell Key Investments, LP (“Brickell”).  The Note has a face value of $45.5 million ("Face Value"), accrues simple interest at a fixed rate, and matures on August 14, 2028.  Payments under the Note will be made solely from proceeds from our patent assets, net of contingent fees payable to attorneys ("Distributions").  We are obligated to pay Brickell one hundred percent (100%) of the first $5.8 million in Distributions, and thereafter will pay Brickell a percentage of Distributions, which varies depending upon the origin of the Distributions, until the Face Value of the Note, and accrued interest thereon, has been repaid in full.  If the amounts payable to Brickell from Distributions are insufficient to repay the face value and interest accrued on the Note by the maturity date, our remaining repayment obligations under the Note will be reduced to zero with future payment obligations, if any, being determined under the PPFPA.  The Note is secured by our patent assets and related proceeds and contains standard and customary representations, warranties and covenants.  The Note contains events of default including, but not limited to, (a) failure to pay principal or interest on the Note when due; (b) breach of representations or covenants, (c) impairment in the perfection or priority of Brickell's security interests in the collateral, and (d) bankruptcy or dissolution of the Company.  In the event of a default, the outstanding principal and accrued interest on the Note will become immediately due and payable.  The PPFPA extends beyond the maturity date of the Note and provides that Brickell is entitled to a specified percentage of monetary recoveries resulting from our patent-related actions to the extent not already paid to Brickell under the Note, or otherwise prior to the inception of the Note.  The PPFPA also contains standard and customary representations, warranties and covenants.  The Note and PPFPA are collectively referred to as our secured contingent payment obligation.

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

The underlying carrying value of the Note, which includes the Face Value plus accrued interest, was approximately $65.3 million and $59.2 million as of  September 30, 2025 and December 31, 2024, respectively.  The range of potential proceeds payable to Brickell is discussed more fully in Note 11.  As of September 30, 2025, we are in compliance with our obligations under the Note and the PPFPA.

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair value, for the nine months ended September 30, 2025 and the year ended  December 31, 2024 (in thousands):

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Unsecured contingent payment obligations, beginning of period	$5,935	$7,618
Change in fair value	457	(1,683)
Unsecured contingent payment obligations, end of period	$6,392	$5,935

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

11. Fair Value Measurements

Our convertible notes are recorded at face value in the unaudited condensed consolidated balance sheets as of  September 30, 2025 and December 31, 2024.  As of  September 30, 2025 and December 31, 2024, the estimated fair value of our convertible notes was approximately $2.7 million and $2.8 million, respectively and would be categorized within Level 2 of the fair value hierarchy.

The following tables summarize the fair value of our contingent payment obligations measured at fair value on a recurring basis as of  September 30, 2025 and  December 31, 2024 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025:
Liabilities:
Secured contingent payment obligation	$40,781	$-	$-	$40,781
Unsecured contingent payment obligations	6,392	-	-	6,392

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024:
Liabilities:
Secured contingent payment obligation	$40,724	$-	$-	$40,724
Unsecured contingent payment obligations	5,935	-	-	5,935

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used risk-adjusted discount rates for the secured and unsecured contingent payment obligations of 17.61% and 17.68%, respectively, at September 30, 2025, based on risk-free rates of 3.61% and 3.68%, respectively, as adjusted by 8% for credit risk and 6% for litigation inherent risk.  We used risk-adjusted discount rates for the secured and unsecured contingent payment obligations of 18.27% and 18.21%, respectively, at December 31, 2024, based on risk-free rates of 4.27% and 4.21%, respectively, as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at  September 30, 2025 and December 31, 2024, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

September 30, 2025
	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$-	$68.2	$122.0	$-	$7.3	$10.8
Duration (in years)	0.8	3.3	4.3	0.8	1.0	4.3
Estimated probabilities	15%	20%	40%	15%	21%	40%

December 31, 2024
	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$-	$65.3	$150.0	$-	$7.8	$10.8
Duration (in years)	1.0	2.8	3.5	1.0	1.6	3.5
Estimated probabilities	15%	19%	25%	15%	21%	25%

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

ParkerVision v. Qualcomm (Middle District of Florida-Orlando Division) - Appealed to U.S. Court of Appeals for the Federal Circuit

On September 6, 2024, the U.S. Court of Appeals for the Federal Circuit ("CAFC") issued its opinion, ruling in our favor on each of the issues we appealed and remanding the case back to the Middle District of Florida (Orlando Division) where the case was reopened.  The CAFC appeal was filed following several March 2022 district court rulings on pre-trial motions in our patent infringement case against Qualcomm, a case that was originally filed in May 2014.  The district court granted Qualcomm motions to strike and exclude our technical expert report, essentially precluding the support of infringement testimony at trial and also issued an order granting Qualcomm's motion for summary judgment ruling that Qualcomm did not infringe the remaining three patents in the case.  We appealed these rulings to the CAFC, oral arguments were heard in November 2023, and the appellate court issued its decision on September 6, 2024.

In December 2024, the district court held a status conference for the reopened case.  The court denied a motion by Qualcomm for a third claim construction hearing and also denied our motion to substitute our infringement and validity expert due to medical incapacity.  Both parties filed motions for reconsideration on their respective motions.  In April 2025, the district court granted on reconsideration, the Qualcomm motion for a third claim construction briefing on two previously undisputed claim terms that were critical to the 2024 appellate court decision. On May 30, 2025, following briefings by both parties, the district court issued a claim construction order adopting Qualcomm's proposed constructions for the two claim terms.  This decision, in essence, precludes us, once again, from asserting our receiver claims in the case.  In June 2025, we filed a Rule 54(b) motion requesting that the court enter a final judgement of noninfringement on our receiver claims, based on the court's claim construction, and sever and stay the remaining transmit claims in the case to allow us to immediately appeal the most recent claim construction order and avoid the inefficiency of potentially two separate trials.  In August 2025, the court denied our reconsideration motion to substitute our expert, and on October 2, 2025, the court granted our Rule 54(b) motion.  We immediately filed an appeal with the CAFC, requesting an expedited schedule.  On October 22, 2025, the CAFC granted our motion to expedite.  Based on the CAFC order, briefings by both parties are to be completed by February 2026 and oral arguments will be scheduled by the court at the first available date thereafter.  On October 23, 2025, Qualcomm filed a motion with the CAFC, which we have opposed, to dismiss the appeal for lack of jurisdiction.  Qualcomm also claims that their motion to dismiss suspends the court's expedited schedule.  We have asked the court to confirm that the expedited schedule remains in effect.

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

Common Stock Warrants

During the nine months ended September 30, 2025, 5.0 million warrants with an exercise price of $0.74 were exercised via net share exercise for no proceeds, resulting in the issuance of 1.3 million shares of our common stock.  In addition, during the nine months ended September 30, 2025, 0.4 million warrants with an exercise price of $0.16 per share expired unexercised.  As of September 30, 2025, we had remaining outstanding warrants for the purchase of up to 4.3 million shares of our common stock.  The estimated grant date fair value of these warrants of $3.0 million is included in additional paid-in capital in our unaudited condensed consolidated balance sheets.  As of September 30, 2025, our outstanding warrants have a weighted average exercise price of $1.05 per share and a weighted average remaining life of approximately 2.3 years.

14. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2024 Annual Report.

During the nine months ended September 30, 2025, the compensation committee of our Board (the "Committee") authorized the modification of an aggregate of 10.65 million fully-vested, nonqualified share options held by executives and key employees.  The options, which were awarded in January 2021, are exercisable at $0.54 per share and had an original expiration date of January 11, 2026.  The Committee extended the expiration date of the options by five years, or until January 11, 2031.  No other modifications were made to these awards.  We recognized a one-time, non-cash charge to share-based compensation expense of approximately $2.5 million representing the incremental fair value of the options as a result of the modification, based on a Black-Scholes option pricing model.

For the three months ended September 30, 2025 and 2024, we recognized share-based compensation expense of approximately $0.4 million and $0.1 million, respectively.  For the nine months ended September 30, 2025 and 2024, we recognized share-based compensation expense, including expense related to the modifications of awards, of approximately $3.2 million and $0.3 million, respectively.  Share-based compensation includes expense attributable to equity-based awards to employees, directors and third parties and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive loss.  As of September 30, 2025, there was $0.5 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  The cost is expected to be recognized over a weighted-average remaining life of approximately 0.7 years.

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

Segment information for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Licensing gross margin	$(50)	$(57)	$(156)	$(174)
Interest income	11	7	68	47

Cash expenses:
Personnel related expenses	427	365	1,256	1,085
Litigation & legal expenses	23	202	357	259
Third-party consulting expenses	282	27	677	70
Patent maintenance expenses	21	20	44	74

Non-cash expenses:
Share-based compensation	386	120	3,159	278
In-kind interest expense	64	97	199	295
Change in fair value of contingent payment obligations	357	9,676	514	8,954

Other segment items [1]	367	250	1,105	685

Net loss	$(1,966)	$(10,807)	$(7,399)	$(11,827)

1 Other segment items primarily include costs incurred for insurance, shareholder and public relations, audit and other professional fees, outsourced information technology services, and employee travel.

Our segment assets represent our total assets as presented on the unaudited condensed consolidated balance sheets at  September 30, 2025 and December 31, 2024.

16. Subsequent Events

Legal Proceedings

On October 22, 2025, the CAFC granted our motion for an expedited appeal schedule with briefings to be completed by both parties by the first quarter of 2026 and oral arguments to be scheduled at first available date thereafter.  Immediately following the CAFC's order, Qualcomm filed a motion to dismiss the appeal for jurisdictional issues and claims that their motion to dismiss suspends the court's expedited schedule.  We have opposed their motion to dismiss and have asked the court to confirm the expedited schedule remains in effect.  See ParkerVision v. Qualcomm (Middle District of Florida-Orlando Division) - Appealed to U.S. Court of Appeals for the Federal Circuit included under "Legal Proceedings" in Note 12.

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

Recent Events

Legal Proceedings

In April 2025, the district court initially denied, and then granted on reconsideration, a Qualcomm motion for a third claim construction briefing on two previously undisputed claim terms that were critical to the September 2024 appellate court decision. On May 30, 2025, following briefings by both parties, the district court issued a claim construction order adopting Qualcomm's proposed constructions for the two claim terms.  This decision, in essence, precludes us, once again, from asserting our receiver claims in the case.  In June 2025, we filed a Rule 54(b) motion requesting that the court enter a final judgement of noninfringement on our receiver claims, based on the court's claim construction, and sever and stay the remaining transmit claims in the case to allow us to immediately appeal the most recent claim construction order and avoid the inefficiency of potentially two separate trials.  On October 2, 2025, the court granted our Rule 54(b) motion and we immediately filed our appeal with the Court of Appeals for the Federal Circuit ("CAFC").  On October 23, 2025, the CAFC granted our motion for an expedited schedule for the appeal.  Based on the CAFC's ruling, briefings by both parties are to be completed by February 2026 with oral arguments scheduled at the first available date thereafter.

Liquidity and Capital Resources

We used cash for operations of approximately $4.1 million and $2.1 for the nine months ended September 30, 2025 and 2024, respectively.  The increase in cash used for operations from 2024 to 2025 is primarily due to accrued bonuses paid and increases in legal, accounting and other third-party professional fees for services during the nine months ended September 30, 2025.

At September 30, 2025, we had cash and cash equivalents of approximately $0.9 million, an accumulated deficit of $455.6 million, and a working capital deficit of $1.8 million.  At September 30, 2025, we had $2.9 million in current liabilities, including approximately $1.6 million in convertible debt that matures over the next twelve months.  In addition, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will first be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these unaudited condensed consolidated financial statements.

Our convertible notes have conversion prices that are below the market price of our common stock as of September 30, 2025.  We anticipate that all of our outstanding convertible notes will either (i) be converted by the holders prior to their scheduled maturity dates, or (ii) have their maturity dates automatically extended as provided under the terms of certain agreements; however, conversion and/or extension is at the option of the holders and there can be no assurance with respect to the holders' behavior.  Even with the anticipated conversions or extensions of our convertible debt, our current capital resources are not sufficient to meet our liquidity needs for the next twelve months and we may be required to seek additional capital.  Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations, (ii) our ability to control operating costs, (iii) the behavior of our convertible note holders, and/or (iv) our ability to obtain additional debt or equity financing.  We expect that proceeds received by us from patent enforcement actions and technology licenses over the next twelve months may not alone be sufficient to cover our working capital requirements.

In May 2025, we filed a shelf registration statement ("Shelf") on Form S-3 that allows us to offer and sell, from time-to-time, up to $25 million of common stock, warrants, or any combination thereof.  The Shelf is intended to provide us flexibility to registered sales of securities, subject to market conditions and market capitalization limitations, in order to fund our future capital needs. The terms of any future offering under the Shelf will be established at the time of such offering and will be described in a prospectus supplement filed with the SEC.  Any sale of securities under the Shelf will not exceed one-third of our public float in any 12-month period so long as our public float remains below $75 million. To date, we have not offered any securities under this Shelf.

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

Financial Condition

Our working capital decreased approximately $4.4 million from December 31, 2024 to September 30, 2025.  This decrease in working capital is primarily the result of cash used in operations during the nine months ended September 30, 2025 as well as $1.1 million of additional convertible notes due to mature in the next twelve months. We anticipate that our $1.6 million in convertible notes included in current liabilities as of September 30, 2025 will either (i) be converted by the holders prior to their scheduled maturity dates, or (ii) have their maturity dates automatically extended as provided under the terms of certain agreements, and therefore will not negatively impact our working capital; however, conversion and/or extension is at the option of the holders and there can be no assurance with respect to the holders' behavior.

Our long-term liabilities decreased $1.1 million from December 31, 2024 to September 30, 2025, primarily due to the reclassification from long-term to current liabilities of $1.1 million of convertible notes that mature within the next twelve months and the conversion by the holders of $0.4 million of debt into shares of our common stock.  These decreases are offset by an overall increase in the estimated fair value our contingent payment obligations of $0.5 million.  Refer to "Change in Fair Value of Contingent Payment Obligations" below.

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

Revenue and Cost of Sales

We reported no licensing revenue for the three and nine months ended September 30, 2025 and 2024.  Cost of sales for the three and nine months ended September 30, 2025 and 2024 consists of amortization expense related to the patents covered under license agreements.  Revenue resulting from our patent enforcement actions is highly unpredictable with respect to the amount and timing of receipt, and there can be no assurance that we will achieve our anticipated results.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of personnel and related costs, including share-based compensation, outside professional fees for business consulting, legal and accounting services, litigation fees and expenses, and costs incurred for insurance.

Our selling, general and administrative expenses increased by $0.5 million, or 53.5%, during the three months ended September 30, 2025 when compared to the same period in 2024.  This is primarily the result of a $0.3 million increase in total share-based compensation and a $0.2 million increase in outside professional fees, including litigation related costs.

Our selling, general and administrative expenses increased by $4.2 million, or 170.4%, during the nine months ended September 30, 2025 when compared to the same period in 2024.  This is primarily the result of a $2.9 million increase in total share-based compensation, a $1.0 million increase in outside professional fees, including legal, accounting, third-party consulting and lobbying fees, and a $0.2 million increase in personnel related expenses.

The increase in share-based compensation expense for the three months ended September 30, 2025 is the result of new share-based compensation awards for non-employee directors and third party consultants.  For the nine months ended September 30, 2025, the increase in share-based compensation also includes a one-time, noncash charge of $2.5 million which reflects the compensation cost recognized as a result of the modification of awards for executives and key employees during the second quarter of 2025 to extend the maturity date of those awards by five years.  The increases in outside professional fees for the three and nine months ended September 30, 2025 is a result of increased expenditures related to our social media and public awareness campaign, business and financial advisory services, litigation costs related to our cert petition filed with the Supreme Court in 2025, and increased fees due to a change in public accounting firms in late 2024.

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

For the three months ended September 30, 2025 and 2024, we recorded aggregate increases in the fair value of our secured and unsecured contingent payment obligations of approximately $0.4 million and $9.7 million, respectively.  For the nine months ended September 30, 2025 and 2024, we recorded aggregate increases in the fair value of our secured and unsecured contingent payment obligations of approximately $0.5 million and $9.0 million, respectively.  The changes in fair value for the three and nine months ended September 30, 2025 was primarily the result of changes in the estimated amount and timing of projected future cash outflows due to changes in the status of our patent infringement cases, increases in accrued interest on our secured contingent payment obligation, and changes in the risk-free rates of return used in the calculation of present value.  The significant increases in fair value during the nine months ended September 30, 2024 is in large part due to the changes in estimates following the favorable CAFC decision received in September 2024 that remanded the Qualcomm patent enforcement action back to district court.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of September 30, 2025, we had outstanding warrants to purchase approximately 4.3 million shares of our common stock.  The estimated grant date fair value of these warrants of approximately $3.0 million is included in shareholders’ deficit in our unaudited condensed consolidated balance sheets.  The outstanding warrants have a weighted average exercise price of $1.05 per share and a weighted average remaining life of approximately 2.3 years.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2025.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds, Issuer Purchases of Equity Securities.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934) adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

ParkerVision, Inc.
Registrant

November 12, 2025	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 12, 2025	By:	/s/Cynthia L. French
Cynthia L. French
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)