Form 10-K
period 2025-12-31
PARKERVISION INC
filed 2026-03-23
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock, $.01 par value, held by non-affiliates of the registrant was approximately $29,556,603 (based upon $0.259 share last sale price on that date, as reported by OTCQB).

As of March 19, 2026, 147,535,024 shares of the Issuer's Common Stock were outstanding.

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

We spent the majority of 2025 supporting our current patent enforcement actions, including the defense of Inter Partes Review ("IPR") actions filed against us.  We currently have nine patent enforcement actions pending in the Western District of Texas against five separate foreign defendants and one domestic defendant.  Two such cases were scheduled for trial in March 2026 and April 2026, respectively, although the March 2026 case was postponed just prior to commencing in March 2026.  Six of the pending actions, against five separate defendants, are currently stayed pending results from other related actions, including IPRs.  In addition, we have a patent enforcement action against Qualcomm that has been granted an expedited appeal by the Court of Appeals for the Federal Circuit ("CAFC").  The Qualcomm case was subject to a prior appeal filed by us in 2022, for which we received a favorable opinion and a remand of the case back to the district court for the Middle District of Florida in 2024.  We have an additional patent enforcement action against Qualcomm and Apple in the Middle District of Florida and against LG in the District of New Jersey, both of which are currently stayed pending the outcome of the current pending case against Qualcomm.  A number of defendants in our patent enforcement actions have filed petitions for IPR against claims of the asserted patents.  Currently, we have IPRs that have been instituted by the Patent Trial and Appeal Board ("PTAB") against claims on four of our asserted patents, including one IPR that is currently pending director review following an unfavorable PTAB decision.  In addition, in late 2024, we filed a petition with the U.S. Supreme Court with respect to two unfavorable PTAB decisions that were upheld by the CAFC through Rule 36 decisions in 2024.  Our petition was denied by the Supreme Court on March 24, 2025.

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

Products and Licenses

Since 2019, we have focused predominantly on our patent enforcement and licensing efforts.  As of December 31, 2025, we had five licensees for our technologies.  All of our license agreements resulted from settlement of patent enforcement actions initiated by us.  To date, our patent license and settlement agreements have included a one-time, up-front payment to cover past and future use of our technologies, with no future recurring revenue.  See “Revenue” in Note 3 to our consolidated financial statements included in Item 8 for additional details.

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

Patents and Trademarks

We consider our intellectual property, including patents, patent applications, trademarks, and trade secrets to be significant to our business plan.  We have a program to file applications for and obtain patents, copyrights, and trademarks in the U.S. and in selected foreign countries where we believe filing for such protection is appropriate to establish and maintain our proprietary rights in our technology and products.  As of December 31, 2025, we had approximately 36 active U.S. and foreign patents related to our RF technologies.  In addition, we have over 70 patents that have expired over the past eight years that we believe continue to have significant economic value as a result of our ability to assert past damages in our patent enforcement actions.  We estimate the economic lives of our patents to be the shorter of fifteen years from issuance or twenty years from the earliest application date.  Our current portfolio of issued patents have expiration dates ranging from 2026 to 2036.

Employees

As of December 31, 2025, we had seven full-time employees and one part-time employee.  We also outsource certain specialty services, such as information technology ("IT") and public relations, and utilize contract staff and third-party consultants from time to time to supplement our workforce.  Our employees are not represented by any collective bargaining agreements and we consider our employee relations to be satisfactory.

Following the COVID-19 pandemic, we reverted to fully remote worksites for all of our employees.  Our management, with the oversight of our Board of Directors ("Board"), monitors the hiring, retention, and management of our employees.

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

Corporate Website

We announce investor information, including news and commentary about our business, financial performance and related matters, SEC filings, and our press and earnings releases, in the investor relations section of our website (http://parkervision.com/investors).  Investors and others can receive notifications of new information posted in the investor relations section in real time by signing up for email alerts and/or RSS feeds.  Further corporate governance information, including our governance guidelines, Board committee charters, and code of conduct, is also available in the investor relations section of our website under the heading “Leadership and Governance.”  The content of our website is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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

We have had significant losses and negative cash flows in nearly every year since inception, and continue to have an accumulated deficit which, at December 31, 2025, was approximately $455.6 million.  Our net loss for the years ended December 31, 2025 and 2024 was approximately $7.4 million and $14.5 million, respectively.  Our independent registered public accounting firm has included in their audit opinion on our consolidated financial statements as of and for the year ended December 31, 2025, a statement with respect to substantial doubt about our ability to continue as a going concern.  Note 2 to our consolidated financial statements included in Item 8 includes a discussion regarding our liquidity and our ability to continue as a going concern.  Our consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  If we become unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our consolidated financial statements.  The substantial doubt as to our ability to continue as a going concern may adversely affect our ability to negotiate reasonable terms with our vendors and may adversely affect our ability to raise additional capital in the future.

We have had a history of losses which may ultimately compromise our ability to implement our business plan and continue in operation.

With the exception of the year ended December 31, 2023, our technologies and products have not produced revenues sufficient to cover our operating costs.  We will continue to make expenditures on patent protection and enforcement and general operations in order to continue our current patent enforcement and licensing efforts.  Those efforts may not produce a successful financial outcome in 2026, or at all.  Without a successful financial outcome from one or more of our patent enforcement and licensing efforts, we will not achieve profitability.  If we are not able to generate sufficient revenues or obtain sufficient capital resources, we may not be able to implement our business plan or meet our current obligations due within the twelve months after the issuance date of our consolidated financial statements and investors will suffer a loss in their investment.  This may also result in a change in our business strategies.

We will need to raise substantial additional capital in the future to fund our operations. Failure to raise such additional capital may prevent us from implementing our business plan as currently formulated.

Because we have a history of net losses and negative cash flow from operations, we have funded our operating costs primarily from the sale of debt and equity securities, including our secured and unsecured contingent debt obligations.  Our current capital resources include cash and cash equivalents of $4.4 million at December 31, 2025, which will not alone be sufficient to meet our working capital needs for the twelve months following the issuance of our consolidated financial statements.  Our business plan will continue to require expenditures for patent protection and enforcement and general operations.  If we do not generate sufficient revenues from our licensing and patent enforcement programs, we will require additional capital to fund our operations.  Additional capital may be in the form of debt securities, the sale of equity securities, including common or preferred stock, additional litigation funding, or a combination thereof.  Failure to raise additional capital may have a material adverse impact on our ability to achieve our business objectives.

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

We have $3.1 million in outstanding principal under convertible notes at December 31, 2025.  If we fail to comply with the various covenants set forth in each of the notes, including failure to pay principal or interest when due or consummating a change in control, we could be in default thereunder.  Upon an event of default under each of the notes, the interest rate of the notes will increase to 12% per annum and the outstanding principal balance of the notes plus all accrued unpaid interest may be declared immediately payable by the holders.  We may not have sufficient available funds to repay the notes upon an event of default, and we cannot provide assurances that we will be able to obtain other financing at terms acceptable to us, or at all.

Our ability to utilize our tax benefits could be substantially limited if we fail to generate sufficient income or if we experience an “ownership change.”

We have cumulative net operating loss carryforwards (“NOLs”) totaling approximately $254.7 million at December 31, 2025, of which $203.9 million is subject to expiration in varying amounts from 2026 to 2037.  Our ability to fully recognize the benefits from those NOLs is dependent upon our ability to generate sufficient income prior to their expiration.  In addition, our NOL carryforwards may be limited if we experience an ownership change as defined by Section 382 of the Internal Revenue Code (“Section 382”).  In general, an ownership change under Section 382 occurs if one or more 5% shareholders increase their collective ownership of the aggregate amount of our outstanding shares by more than 50 percentage points over a relevant lookback period.  We have sold a significant number of equity securities over the relevant lookback period which increases the risk of triggering an ownership change under Section 382 from the future sale of additional equity securities.  An ownership change under Section 382 will significantly limit our ability to utilize our tax benefits.

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

Since 2011, we have spent a significant amount of our financial and management resources to pursue patent infringement litigation against third parties.  We believe this litigation will continue to consume management and financial resources for long periods of time.  There can be no assurance that our litigation matters will ultimately result in a favorable outcome for us or that our financial resources will not be exhausted before achieving a favorable outcome.  In addition, even if we obtain favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the matter.  Unfavorable outcomes could result in exhaustion of our financial resources and could hinder our ability to pursue licensing and/or product opportunities for our technologies in the future.  Failure to achieve favorable outcomes from one or more of our patent enforcement actions will have a material adverse impact on our financial condition, results of operations, cash flows, and business prospects.

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

Our licensing and enforcement activities are subject to numerous risks from outside influences, including new legislation, regulations and rules related to obtaining or enforcing patents.  For instance, over the past decade, the U.S. has enacted sweeping changes to the U.S. patent system including changes that transition the U.S. from a “first-to-invent” to a “first-to-file” system and other changes that alter the processes for challenging issued patents.  To the extent that we are unable to secure patent protection for our future technologies and/or our current patents are challenged such that some or all of our protection is lost, we will suffer adverse effects to our ability to offer unique products and technologies.  As a result, there would be an adverse impact on our financial position, results of operations and cash flows and our ability to execute our business plan.

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

At December 31, 2025, we had 143.2 million shares of common stock outstanding and had outstanding options, restricted share units, and warrants for the purchase of up to 29.3 million additional shares of common stock, the majority of which were exercisable as of December 31, 2025.  In addition, as described more fully below, holders of convertible notes may elect to receive up to 24.7 million shares of common stock upon conversion of the notes, and we may elect to pay accrued interest on the notes in shares of our common stock.  The majority of the shares of common stock underlying these securities are currently registered for sale to the holder or for public resale by the holder.  The amount of common stock reserved for issuance may have an adverse impact on our ability to raise capital and may affect the price and liquidity of our common stock in the public market. In addition, the issuance of these shares of common stock will have a dilutive effect on current shareholders’ ownership.

The conversion of outstanding convertible notes into shares of common stock, and the issuance of common stock by us as payment of accrued interest upon the convertible notes, could materially dilute our current shareholders.

We have an aggregate principal amount of $3.1 million in convertible notes outstanding at December 31, 2025.  The notes are convertible into shares of our common stock at fixed conversion prices, which may be less than the market price of our common stock at the time of conversion.  If the entire principal were converted into shares of common stock, we would be required to issue an aggregate of up to 24.7 million shares of common stock.  If we issue all of these shares, the ownership of our current shareholders will be diluted.

Further, we may elect to pay interest on the notes, at our option, in shares of common stock, at a price equal to the then-market price for our common stock.  From 2018 to 2025, we issued an aggregate of approximately 10.1 million shares of common stock as in-kind interest payments on our convertible notes.  We currently do not believe that we will have the financial ability to make payments on the notes in cash when due.  Accordingly, we currently intend to make such payments in shares of our common stock to the greatest extent possible.  Such interest payments could further dilute our current shareholders.

The price of our common stock may be subject to substantial volatility.

The trading price of our common stock has been and may continue to be volatile. Between January 1, 2024 and March 1, 2026, the reported high and low sales prices for our common stock ranged between $0.09 and $1.18 per share.  The price of our common stock may continue to be volatile as a result of a number of factors, some of which are beyond our control.  These factors include, but are not limited to, developments in outstanding litigation, our performance and prospects, general conditions of the markets in which we compete, and other economic and financial conditions.  Such volatility could materially and adversely affect the market price of our common stock in future periods.

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

Given the small size of our organization, we leverage a third-party IT service provider for management of our information systems needs. Our IT service provider works closely with executive management in the assessment, identification and management of cybersecurity threats. Cybersecurity threats are prevented and detected by multiple approaches, including perimeter defense, vulnerability management, intrusion testing, multifactor authentication and data protection. We have also implemented a formal cybersecurity awareness program that includes cybersecurity training for all employees and relevant contractors and is integrated with our overall risk management process. Material risks from cybersecurity threats, including those associated with the use of third-party service providers, are assessed during our annual review of our enterprise risks and related controls.

Our overall Board has oversight of all enterprise risks, including those arising from cybersecurity threats. The Board has not assigned that responsibility to any committee or subcommittee of the Board. Assessments of ongoing and emerging enterprise risks, including cybersecurity threats, if applicable, are an integral part of our regularly scheduled Board meetings.

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

Item 3. Legal Proceedings.

We are a party to a number of patent enforcement actions initiated by us against others for the infringement of our technologies, as well as proceedings brought by others against us in an attempt to invalidate certain of our patent claims.  In addition, we are currently in arbitration proceedings with a former litigation firm for disputed amounts due upon termination of the firm's engagement.  These patent-related and other proceedings are more fully described in Note 12 to our consolidated financial statements included in Item 8.

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

Holders

As of March 19, 2026, we had approximately 64 holders of record and we believe there are approximately 6,600 beneficial holders of our common stock.

Dividends

We do not currently pay dividends on our common stock and intend to retain our cash and future earnings, if any, to fund our business plan.  The payment of cash dividends in the future will be dependent upon our revenue and earnings, if any, capital requirements and general financial condition.  The payment of any dividends will be within the discretion of our Board.

Recent Sales of Unregistered Securities

No sales of unregistered securities have been made by us within the fourth quarter of the year ended December 31, 2025.

Purchases of Equity Securities by Issuer and Affiliated Purchasers

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the year ended December 31, 2025.

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

We continue to aggressively pursue licensing opportunities with wireless communications companies that make, use or sell semiconductors and/or products that incorporate RF technologies.  We believe there are a number of wireless communications companies that can benefit from the use of the RF technologies we have developed, whether through a license or, in certain cases, a joint product venture that may include licensing rights.  Our licensing efforts to date have required litigation in order to enforce and/or defend our intellectual property rights.  Since 2011, we have been involved in patent infringement litigation against Qualcomm and subsequently others for the unauthorized use of our technology.  Refer to Note 12 to our consolidated financial statements included in Item 8 for a complete discussion of our legal proceedings.  We have expended significant resources since 2011 and incurred significant debt for the enforcement and defense of our intellectual property rights.  As of December 31, 2025, we had five licensees for our technologies.

Recent Developments

Legal Proceedings

In March 2026, our patent enforcement trial against MediaTek, scheduled to commence in the Western District of Texas, was postponed by the court pending updates to expert reports and related briefings by the parties. The court will issue a revised pretrial and trial schedule following its receipt of these submissions.

In January 2026, the CAFC granted our motion for an expected appeal of district court decisions in our patent infringement action against Qualcomm in the Middle District of Florida (Orlando division).  Briefings by both parties are expected to be completed by March 2026 with oral arguments scheduled by the CAFC for the next available session after completion of briefing.

Refer to Note 12 to our consolidated financial statements included in Item 8 for a complete discussion of our patent enforcement proceedings.

Financing

In March 2026, we issued 3.3 million shares of our common stock in satisfaction of approximately $0.7 million in convertible debt and related accrued interest that was scheduled to mature in March 2026.

In November 2025, we completed two registered direct offerings with accredited investors under a shelf registration statement ("Shelf") for net proceeds of approximately $4.4 million.  These proceeds are being used to fund our ongoing operations.

Liquidity and Capital Resources

With the exception of the year ended December 31, 2023, we have incurred significant losses from operations and negative cash flows in every year since inception, largely as a result of our significant investments in developing advanced technologies and protecting our intellectual property.  We have utilized the proceeds from sales of debt and equity securities and contingent funding arrangements with third parties to fund our operations, including the cost of litigation to enforce our intellectual property rights.  At December 31, 2025, we had cash and cash equivalents of approximately $4.4 million, working capital of $2.3 million, and an accumulated deficit of approximately $455.6 million.

For the year ended December 31, 2025, we incurred a net loss of approximately $7.4 million and used cash for operations of approximately $5.1 million.  A significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will be utilized to repay borrowings, legal fees, and litigation expenses under our contingent funding arrangements. We have $0.9 million in convertible debt, at conversion prices ranging from $0.08 to $0.13 per share, with maturity dates between July 2026 and January 2027 that we anticipate will be converted or extended in accordance with the current terms of the notes.  Additionally, we issued 3.3 million shares of our common stock in March 2026 in satisfaction of $0.7 million in convertible debt and related accrued interest that matured in March 2026.  Although all of our remaining convertible notes have conversion prices that are below the market price of our common stock, conversion is at the option of the holder and there can be no assurance that the holders will exercise their conversion option prior to maturity.  Our independent registered public accounting firm has included in their audit report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  See Note 2 to our consolidated financial statements included in Item 8 for a discussion of our liquidity and our ability to continue as a going concern.

We used cash for operations of approximately $5.1 million and $3.2 million for the years ended December 31, 2025 and 2024, respectively.  The increase in cash used for operations from 2024 to 2025 is primarily due to reductions in wages payable and other accrued liabilities from 2024 to 2025, along with an increase in prepaid insurance and prepaid services in 2025.

We paid approximately $0.1 million and $0.2 million in debt obligations during the years ended December 31, 2025 and 2024, respectively.  During the years ended December 31, 2025 and 2024, we received aggregate net proceeds from equity-based financings and option and warrant exercises of approximately $4.8 million and $5.8, respectively.

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

Patent enforcement litigation is costly and time-consuming, and the outcome is difficult to predict.  We expect to continue to invest in the support of our patent enforcement and licensing programs.  We expect that cash flows generated from proceeds received from patent enforcement actions and/or technology licenses in 2026, after deduction of contingent payment obligations, may not be sufficient to cover our operating expenses and debt repayment obligations.  In the event we do not generate revenues, or other patent-related proceeds, sufficient to cover our operational costs and contingent repayment obligations, we will be required to raise additional working capital through the sale of debt or equity securities or other financing arrangements.

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

Financial Condition

Intangible Assets

We consider our intellectual property, including patents, patent applications, trademarks, copyrights, and trade secrets to be significant to our business.  Our intangible assets are pledged as security for our secured contingent payment obligation with Brickell.  The net book value of our intangible assets was approximately $0.7 million and $0.8 million as of December 31, 2025 and 2024, respectively.  The cost basis for our intangible assets represents capitalized legal costs and agency filing fees for securing intellectual property protection and does not include the costs expended in developing the underlying intellectual property.  The cost of our intangible assets is amortized using the straight-line method over their estimated period of benefit, generally fifteen to twenty years.  The decrease in the carrying value of our intangible assets is primarily the result of $0.2 million in patent amortization expense recognized in 2025 as our portfolio matures.  Management evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment exists.  As part of our ongoing patent maintenance program, we may, from time to time, abandon a particular patent if we determine fees to maintain the patent exceed its expected recoverability.

Contingent Payment Obligations

We have secured and unsecured contingent payment obligations recorded at an aggregate estimated fair value of $46.1 million and $46.7 million as of December 31, 2025 and 2024, respectively.  These repayment obligations are contingent upon receipt of proceeds from patent enforcement and other patent monetization actions.  We have elected to account for these contingent payment obligations at their estimated fair values which are subject to significant estimates and assumptions as discussed in “Critical Accounting Policies” below.  Refer to Note 10 to our consolidated financial statements included in Item 8 for a discussion of the fair value measurement of our contingent payment obligations.  The fair value of our contingent payment obligations may fluctuate significantly from period to period based on unpredictable changes in the status of our various patent litigation actions.

Our secured contingent payment obligation is payable to Brickell as a result of $23 million in aggregate borrowings under litigation funding arrangements initiated in 2016.  As of December 31, 2025, we have repaid Brickell an aggregate of $17.3 million to date under these agreements.  The contingent payment obligation to Brickell is recorded at its estimated fair market value of $39.7 million at December 31, 2025, a decrease of $1.1 million or 3% from the estimated fair market value at December 31, 2024.  This decrease in fair value is primarily the result of changes in the estimated amounts and timing of projected future cash flows due to changes in probabilities and time frames based on the status of various patent infringement actions.

Brickell is entitled to the first $5.8 million in proceeds received by us, net of contingent legal fees, from any patent-related actions.  Thereafter, Brickell is entitled to a prorated percentage of net proceeds.  The underlying carrying value of the contingent payment obligation is represented by a non recourse note with a face value of $45.5 million, plus accrued interest of approximately $21.9 million as of December 31, 2025.  The note matures on August 14, 2028.  If our repayments to Brickell are insufficient to repay the face value of the note plus accrued interest by the maturity date, our remaining repayment obligations under the note will be reduced to zero with future payment obligations, if any, being determined under a separate prepaid forward purchase agreement that entitles Brickell to a specified percentage of monetary recoveries resulting from patent-related actions to the extent not already paid to Brickell under the note or previous litigation funding agreements.

In addition, we have incurred unsecured contingent payment obligations in connection with various funding arrangements.  These contingent payment obligations are payable from our share of patent-related proceeds after satisfaction of our priority obligation to Brickell and payment of contingent fees to legal counsel.  These unsecured contingent payment obligations are recorded at an aggregate estimated fair value of $6.4 million at December 31, 2025, representing an increase of $0.5 million, or 8.5% from the estimated fair market value at December 31, 2024.  This increase is primarily the result of changes in the estimated amounts and timing of projected future cash flows due to changes in probabilities and time frames based on the status of various patent infringement actions.  The maximum payment obligation for our unsecured contingent payment obligations is $10.8 million at December 31, 2025.

See “Change in Fair Value of Contingent Obligations” included in “Results of Operations” below for a discussion of the changes in the estimated fair values of our secured and unsecured contingent payment obligations.

Note Payable

As of December 31, 2025, we have a $0.2 million unsecured note payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party.  The note calls for monthly payments of $12,500 through March 2027 with a final payment of approximately $0.02 million in April 2027.  Failure to comply with the payment terms of this note constitutes an event of default which, if uncured, will result in the entire unpaid principal balance of the note and any unpaid, accrued interest to become immediately due and payable.  In addition, an event of default results in an increase in the interest rate under the notes to a default rate of 12% per annum.  Notes payable are discussed more fully in Note 7 to our consolidated financial statements included in Item 8.

Convertible Notes

As of December 31, 2025 and 2024, we had $3.1 million and $3.5 million, respectively in notes, convertible at the holders’ option, into shares of our common stock at fixed conversion prices ranging from $0.08 to $0.25 per share.  The decrease in the carrying value of our convertible notes is the result of approximately $0.4 million in notes that were converted into approximately 3.0 million shares of our common stock during 2025.  The outstanding convertible notes as of December 31, 2025 mature at varying dates from January 2026 to January 2028.  Notes representing approximately 45% of the outstanding principal balance are held by a single party and contain provisions for automatic extension of the maturity dates of the notes by up to ten one-year periods, if not revoked at the option of the holder.

The notes bear interest at stated rates ranging from 7.5% to 9% per annum and interest is generally payable quarterly.  We have the option, subject to certain conditions, to pay the quarterly interest in-kind with shares of our common stock based on the market price of our common stock at the interest payment date.  To date, nearly all of the interest payments under these convertible notes have been paid in-kind, and we anticipate that future payments of interest will also be paid in-kind to the extent allowable.  The notes provide for events of default that include failure to pay principal or interest when due, breach of any of the representations made by us, events of liquidation or bankruptcy, and a change in control.  In the event of default, the interest rate increases to 12% per annum and the outstanding principal balance of the notes plus all accrued interest due may be declared immediately payable by the holders of a majority of the then-outstanding notes.  Our convertible notes payable are more fully discussed in Note 8 to our consolidated financial statements included in Item 8.

Deferred Tax Assets and Related Valuation Allowance

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established to reduce deferred tax assets when, based on available objective evidence, it is more likely than not that the benefit of such assets will not be realized.  As of December 31, 2025, we had net deferred tax assets of approximately $79.9 million, primarily related to our NOL carryforwards, which were fully offset by a valuation allowance due to the uncertainty related to realization of these assets through future taxable income.  In addition, our ability to benefit from our NOL and other tax credit carryforwards could be limited under Section 382 as more fully discussed in “Risk Factors” and in Note 11 to our consolidated financial statements included in Item 8.

Results of Operations for Each of the Years Ended December 31, 2025 and 2024

Revenues and Gross Margins

We reported no licensing revenue for the years ended December 31, 2025 and 2024.  Our licensing revenue is from patent licensing and settlement agreements resulting from patent enforcement actions filed by us.  To date, all of our license and settlement agreements have consisted of a one-time, lump sum payment with no recurring future revenue.  We recognized revenue from each contract when the parties’ performance obligations were met.  Cost of sales related to the licensing revenue consists of amortization expense for the patents covered under the license agreements.  Our licensing revenue is expected to vary based on the market size of the licensee and the specific terms of the license and settlement agreement.

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

Our selling, general and administrative expenses were approximately $7.6 million for the year ended December 31, 2025, as compared to approximately $4.3 million for the year ended December 31, 2024, representing an increase of approximately $3.3 million or 78%.  This increase results primarily from a $2.9 million increase in total share-based compensation and a $0.8 million increase in third-party consulting and lobbying fees, partially offset by a $0.4 million decrease in personnel related expenses.

The increase in share-based compensation is the result of new share-based compensation awards to non-employee directors and third-party consultants, as well as a one-time, noncash charge of $2.5 million which reflects the compensation cost recognized upon the modification of awards for executives and key employees during the second quarter of 2025 to extend the maturity date of those awards by five years.  The increases in third-party consulting and lobbying fees is a result of increased expenditures related to our social media and public awareness campaigns and business and financial advisory services incurred in 2025.  The decrease in personnel related expenses is due to 2024 bonuses to executives and other key employees, partially offset by increased base salaries for executives and key employees in 2025.

Change in Fair Value of Contingent Payment Obligations

We have elected to measure our secured and unsecured contingent payment obligations at fair value which is based on significant unobservable inputs.  We estimated the fair value of our secured contingent payment obligations using a probability-weighted income approach based on the estimated present value of projected future cash outflows using a risk-adjusted discount rate.  Increases or decreases in the significant unobservable inputs could result in material increases or decreases in fair value.  Generally, changes in fair value are a result of changes in estimated amounts and timing of projected future cash flows resulting from increases in funded amounts, changes in estimated potential proceeds, the passage of time, and changes in the probabilities based on the litigation status of the funded actions.

For the year ended December 31, 2025, we recorded a net decrease in the aggregate fair value of our secured and unsecured contingent payment obligations of approximately $0.6 million, compared to an increase in the aggregate fair value of approximately $9.6 million for the year ended December 31, 2024.  The majority of the change in fair value is attributable to changes in the estimated amounts and timing of projected future cash flows due to changes in the litigation status of various patent infringement actions.  The significant increase in fair value in 2024 was, in part, the result of a September 2024 favorable CAFC decision that remanded our infringement action against Qualcomm to the district court.

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

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20) - Induced Conversions of Convertible Debt Instruments.  This update clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument.  ASU 2024-04 is effective for reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods.  Early adoption is permitted for entities that have adopted ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (Subtopics 470-20 and 815-40).  We are currently evaluating the impact of this new accounting guidance.

Off-Balance Sheet Transactions

As of December 31, 2025, we had outstanding warrants to purchase 4.3 million shares of our common stock. The estimated grant date fair value of these warrants of approximately $3.0 million is included in shareholders’ deficit in our consolidated balance sheet for the year ended December 31, 2025.  The outstanding warrants have an average exercise price of $1.05 per share and a weighted average remaining life of approximately 2.1 years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements
Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (FRAZIER & DEETER, LLC, PCAOB ID: 215)	22

FINANCIAL STATEMENTS:
Consolidated Balance Sheets – December 31, 2025 and 2024	24
Consolidated Statements of Comprehensive Loss - for the years ended December 31, 2025 and 2024	25
Consolidated Statements of Shareholders’ Deficit - for the years ended December 31, 2025 and 2024	26
Consolidated Statements of Cash Flows - for the years ended December 31, 2025 and 2024	27
Notes to Consolidated Financial Statements - December 31, 2025 and 2024	28

SUPPLEMENTARY DATA:
Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of ParkerVision, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ParkerVision, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive loss, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Fair Value of Contingent Payment Obligations

As described in Notes 1, 9 and 10 to the consolidated financial statements, the Company has recorded the contingent payment obligations at fair value as of December 31, 2025.  To determine the fair value of contingent payment obligations, the Company uses a present value technique based on discounted cash flows to estimate the fair value.

We determined the fair value of contingent payment obligations listed above was a critical audit matter because the fair value estimates require significant estimates and assumptions by management, including those relating to future patent-related cash proceeds and discount rates.  Testing these estimates and obtaining sufficient audit evidence involved increased auditor judgment and effort.

Our audit procedures related to the valuation of the contingent payment obligations included the following, among others:

●	We obtained an understanding and evaluated the appropriateness of management's valuation methodology, including testing the mathematical accuracy of the calculation.

●	We engaged an external patent litigation specialist to assist with discussions with the Company's patent litigation attorneys in understanding and evaluating significant assumptions used in management's estimate of the fair value of the contingent payment obligations.

●	We performed sensitivity analyses of the timing of future cash flows to evaluate changes in the fair value of the contingent payment obligations.

●	We assessed the reasonableness of the discount rates utilized by management in estimating the fair value of the contingent payment obligations.

/s/ Frazier & Deeter, LLC

We have served as the Company’s auditor since 2024.

Atlanta, Georgia

March 23, 2026

PARKERVISION, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

(in thousands)

	2025	2024
CURRENT ASSETS:
Cash and cash equivalents	$4,360	$4,918
Prepaid expenses	192	93
Other current assets	112	34
Total current assets	4,664	5,045

Intangible and other assets, net	695	834
Total assets	$5,359	$5,879

CURRENT LIABILITIES:
Accounts payable	$522	$507
Accrued expenses:
Salaries and wages	49	709
Professional fees	47	104
Other accrued expenses	422	449
Convertible notes, current portion	1,225	500
Related party note payable, current portion	144	139
Total current liabilities	2,409	2,408

LONG-TERM LIABILITIES:
Secured contingent payment obligation	39,650	40,724
Unsecured contingent payment obligations	6,439	5,935
Convertible notes, net of current portion	1,908	2,798
Related party convertible notes	-	225
Related party note payable, net of current portion	57	201
Total long-term liabilities	48,054	49,883
Total liabilities	50,463	52,291

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $.01 par value, 225,000 shares authorized, 143,156 and 113,970 issued and outstanding at December 31, 2025 and 2024, respectively	1,432	1,140
Additional paid-in capital	409,072	400,630
Accumulated deficit	(455,608)	(448,182)
Total shareholders' deficit	(45,104)	(46,412)
Total liabilities and shareholders' deficit	$5,359	$5,879

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED December 31, 2025 and 2024

(in thousands, except per share amounts)

	2025	2024
Licensing revenue	$-	$-
Cost of sales	(199)	(229)
Gross margin	(199)	(229)

Selling, general, and administrative expenses	7,606	4,262
Total operating expenses	7,606	4,262

Interest and other income	83	52
Interest and other expense	(274)	(394)
Change in fair value of contingent payment obligations	570	(9,639)
Total interest and other	379	(9,981)

Net loss before income tax	(7,426)	(14,472)

Provision for income taxes	-	-

Net loss	(7,426)	(14,472)

Other comprehensive income, net of tax	-	-

Comprehensive loss	$(7,426)	$(14,472)

Basic and diluted net loss per common share	$(0.06)	$(0.16)

Basic and diluted weighted average common shares outstanding	121,319	92,150

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2025 and 2024

(in thousands)

	Common Stock Outstanding	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2023	87,681	877	393,314	(433,710)	(39,519)
Issuance of common stock and warrants in public and private offerings, net of issuance costs	10,000	100	4,900	-	5,000
Issuance of common stock upon exercise of options and warrants, net of deferred offering costs	4,259	42	407	-	449
Issuance of common stock upon conversion of and payment of interest in kind on convertible debt	11,660	117	1,627	-	1,744
Share-based compensation, net of shares withheld for taxes	370	4	382	-	386
Net loss for the year	-	-	-	(14,472)	(14,472)
Balance as of December 31, 2024	113,970	1,140	400,630	(448,182)	(46,412)
Issuance of common stock and warrants in public and private offerings, net of issuance costs	21,243	212	4,146	-	4,358
Issuance of common stock upon exercise of options and warrants	3,043	31	396	-	427
Issuance of common stock upon conversion of and payment of interest in kind on convertible debt	3,852	39	630	-	669
Share-based compensation, net of shares withheld for taxes	1,048	10	3,270	-	3,280
Net loss for the year	-	-	-	(7,426)	(7,426)
Balance as of December 31, 2025	143,156	$1,432	$409,072	$(455,608)	$(45,104)

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2025 and 2024

(in thousands)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,426)	$(14,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200	231
Share-based compensation	3,280	386
Change in fair value of contingent payment obligations	(570)	9,639
Gain on disposal/impairment of equipment and intangible assets	-	(6)
Paid in kind interest expense	279	379
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(177)	(32)
Accounts payable and accrued expenses	(729)	659
Net cash used in operating activities	(5,143)	(3,216)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2)	-
Capitalized patent costs	(59)	-
Net cash used in investing activities	(61)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock and warrants in public and private offerings	4,358	5,000
Net proceeds from exercise of options and warrants	427	758
Principal payments on long-term debt	(139)	(184)
Net cash provided by financing activities	4,646	5,574

NET CHANGE IN CASH AND CASH EQUIVALENTS	(558)	2,358
CASH AND CASH EQUIVALENTS, beginning of year	4,918	2,560
CASH AND CASH EQUIVALENTS, end of year	$4,360	$4,918

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$11	$18
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PARKERVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

1. SIGNIFICANT ACCOUNTING POLICIES

ParkerVision, Inc. (collectively “ParkerVision”, “we” or the “Company”) is in the business of innovating and licensing fundamental wireless technologies. We have determined that our business currently operates under a single operating and reportable segment.

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

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20) - Induced Conversions of Convertible Debt Instruments.  This update clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument.  ASU 2024-04 is effective for reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods.  Early adoption is permitted for entities that have adopted ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (Subtopics 470-20 and 815-40).  We are currently evaluating the impact of this new accounting guidance.

2. LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements as of and for the year ended December 31, 2025 were prepared assuming we will continue as a going concern, which contemplates that we will continue in operation and will be able to realize our assets and settle our liabilities and commitments in the normal course of business for a period of at least one year from the issuance date of these consolidated financial statements.  These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should we be unable to continue as a going concern.

With the exception of the year ended December 31, 2023, we have incurred significant losses from operations and negative cash flows in every year since inception, largely as a result of our significant investments in developing advanced technologies and protecting our intellectual property.  We have utilized the proceeds from sales of debt and equity securities and contingent funding arrangements with third parties to fund our operations, including the cost of litigation to enforce our intellectual property rights.  At December 31, 2025, we had cash and cash equivalents of approximately $4.4 million, working capital of $2.3 million, and an accumulated deficit of approximately $455.6 million.

For the year ended December 31, 2025, we incurred a net loss of approximately $7.4 million and used cash from operations of approximately $5.1 million.  For the year ended December 31, 2025, we made aggregate payments of approximately $0.1 million on long-term debt.  We received aggregate net proceeds in 2025 from equity-based financings of $4.4 million and proceeds from option and warrant exercises of approximately $0.4 million.  These proceeds are being used to support our operations.

A significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will be utilized to repay borrowings, legal fees, and litigation expenses under our contingent funding arrangements.  We have $0.9 million in convertible debt, at conversion prices ranging from $0.08 to $0.13 per share, with maturity dates between July 2026 and January 2027 that we anticipate will be converted or extended in accordance with the current terms of the notes.  Additionally, we issued 3.3 million shares of our common stock in March 2026 in satisfaction of $0.7 million in convertible debt and related accrued interest that matured in March 2026 (see Note 18).  Although all of our remaining convertible notes have conversion prices that are below the market price of our common stock, conversion is at the option of the holder and there can be no assurance that the holders will exercise their conversion option prior to maturity.  These circumstances indicate there is substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these consolidated financial statements.

Our business plan is currently focused predominantly on our patent enforcement and technology licensing objectives.  The timing and amount of proceeds from our patent enforcement actions are difficult to predict and there can be no assurance we will receive any proceeds from these enforcement actions.  Refer to Note 12 for a complete discussion of our patent enforcement proceedings.

Significant portions of our litigation costs to date have been funded by contingent payment arrangements with legal counsel.  Fee discounts offered by legal counsel in exchange for contingent payments upon successful outcome in our litigation are not recognized in expense until such time that the related proceeds on which the contingent fees are payable are considered probable.  Contingent fees vary based on each firm’s specific fee agreement.  We currently have contingent fee arrangements in place for all of our active cases.  In addition to our contingent fee agreements with legal counsel, we have secured and unsecured contingent payment obligations that have contingent payments due from patent-related proceeds which are reflected in our consolidated financial statements at their current fair values. These fair value measures are subject to substantial increases or decreases depending upon actual outcomes from our enforcement actions.

Our current capital resources may not be sufficient to meet our liquidity needs for the twelve months following the issuance of our financial statements, and we may be required to seek additional capital.  Our ability to meet our future liquidity needs is dependent upon (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations, (ii) our ability to control operating costs, (iii) the exercise behavior of our convertible note holders, and/or (iv) our ability to obtain additional debt or equity financing.  We expect that proceeds received by us from patent enforcement actions and technology licenses over the next twelve months may not alone be sufficient to cover our long-term working capital requirements.

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

3. REVENUE

We reported no licensing revenue for the years ended  December 31, 2025 and 2024.  Revenue resulting from our patent enforcement actions is highly unpredictable with respect to the amount and timing of receipt.

4. LOSS PER SHARE

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation, as their effect is anti-dilutive.

The number of shares underlying outstanding options, warrants, unvested RSUs, and convertible notes at  December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Options outstanding	24,669	25,451
Warrants outstanding	4,346	9,746
Unvested RSUs	296	250
Shares underlying convertible notes	24,678	27,724
	53,989	63,171

These potential shares were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.

5. INTANGIBLE AND OTHER ASSETS

Intangible and other assets consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
Patents and copyrights	$10,488	$10,429
Less accumulated amortization	(9,796)	(9,597)
Property and equipment, net	3	2
	$695	$834

Intangible asset amortization expense for each of the years ended December 31, 2025 and 2024 was approximately $0.2 million and was recorded to cost of sales as the related patents are directly linked to revenue-generating licenses.

Future estimated amortization expense for intangible assets that have remaining unamortized amounts as of December 31, 2025 is as follows (in thousands):

2026	$138
2027	120
2028	103
2029	72
2030	62
2031 and thereafter	197
Total	$692

6. OTHER ACCRUED EXPENSES

Other accrued expenses consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
Advances	$375	$375
Accrued interest	47	64
Other accrued expenses	-	10
	$422	$449

Advances include amounts received from litigation counsel as advanced reimbursement of out-of-pocket expenses expected to be incurred by us.

7. NOTES PAYABLE

Note Payable to a Related Party

We have an unsecured promissory note payable of $0.2 million to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party (see Note 15), for outstanding unpaid fees for legal services.  The note, as amended, accrues interest at 4% per annum and provides for monthly payments of principal and interest of $12,500 with a final balloon payment of approximately $0.02 million due at the maturity date of April 30, 2027.  We recognized interest expense of approximately $0.01 and $0.02 million related to this note during the years ended December 31, 2025 and 2024, respectively.  Principal repayments of $0.14 million and $0.13 million for the years ended December 31, 2025 and 2024, respectively, are included under the caption "Principal payments on long-term debt" in our consolidated statements of cash flows.  Failure to comply with the payment terms of this note constitutes an event of default which, if uncured, will result in the entire unpaid principal balance of the note and any unpaid, accrued interest to become immediately due and payable.  In addition, an event of default results in an increase in the interest rate under the notes to a default rate of 12% per annum.

At December 31, 2025, the aggregate maturities of our notes payable are as follows (in thousands):

2026	$144
2027	57
Total	$201

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

We have the option to prepay approximately 55% of the face value of the notes any time following the one-year anniversary of the issuance of the notes, subject to a premium on the outstanding principal prepayment amount of 25% prior to the two-year anniversary of the note issuance date, 20% prior to the three-year anniversary of the note issuance date, 15% prior to the four-year anniversary of the note issuance date, or 10% thereafter.  The notes provide for events of default that include failure to pay principal or interest when due, breach of any of the representations, warranties, covenants, or agreements made by us, events of liquidation or bankruptcy, and a change in control.  In the event of default, the interest rates increase to 12% per annum and the outstanding principal balance of the notes plus all accrued interest due may be declared immediately payable by the holders of a majority of the then outstanding principal balance of the notes.

No convertible notes matured or were repaid during the year ended December 31, 2025.  For the year ended December 31, 2024, we repaid an aggregate of $0.05 million upon the maturity of convertible notes.  Repayments of our convertible notes upon maturity are included in the caption "Principal payments on long-term debt" in our consolidated statements of cash flows.  For the years ended December 31, 2025 and 2024, convertible notes with a face value of $0.4 million and $1.4 million, respectively, were converted by the holders into 3.0 million and 9.6 million shares of our common stock, respectively.  We recognized interest expense of approximately $0.3 million and $0.4 million during the years ended December 31, 2025 and 2024, respectively.  We have elected to pay contractual interest in shares of our common stock.  For the years ended December 31, 2025 and 2024, we issued approximately 0.8 million and 2.0 million shares of our common stock, respectively, as interest-in-kind payments on our convertible notes.

No convertible notes were amended during the year ended December 31, 2025.  For the year ended December 31, 2024, we amended convertible notes with an aggregate face value of $2.35 million with the primary purpose of extending the maturity date of the notes.  Each of the amendments was considered to be a troubled debt restructuring in accordance with ASC 470- 60, and accordingly, the changes were accounted for prospectively and no gain or loss was recognized as a result of the note modifications.

At the holders’ option, subject to ownership limitations, the convertible notes outstanding at December 31, 2025 could be converted into an aggregate of approximately 24.7 million shares of our common stock based on the fixed conversion prices.  A ll of the shares underlying our convertible notes, including shares reserved for future in-kind interest payments on the notes, have been registered for resale.

Convertible notes payable to non-related parties at December 31, 2025 and 2024, consist of the following (in thousands):

	Fixed
	Conversion	Interest		December 31,
Description	Rate	Rate	Maturity Date	2025	2024
Convertible notes dated September 18, 2018	$0.25	8.0%	March 18, 2026	$425	$425
Convertible notes dated March 2019	$0.25	8.0%	March 13, 2026	250	250
Convertible notes dated June/July 2019	$0.10	8.0%	January 15, 2026	50	70
Convertible notes dated July 18, 2019	$0.08	7.5%	July 18, 2026 [1]	500	500
Convertible notes dated January 8, 2020	$0.13	8.0%	January 8, 2027 [1]	400	400
Convertible notes dated May-August 2022	$0.13	8.0%	May 10, 2027 to August 3, 2027	908	1,053
Convertible note dated January 11, 2023	$0.11	9.0%	January 11, 2028 [1]	500	500
Convertible notes dated January 13, 2023	$0.16	9.0%	January 13, 2028	100	100
Total principal balance				3,133	3,298
Less current portion				1,225	500
				$1,908	$2,798

1 Unless otherwise revoked by the holder within ten days of the then-stated maturity date, the maturity date of the note will automatically extend by one year, for a maximum of ten years.

In March 2026, we issued approximately 3.3 million unregistered shares of our common stock in exchange for the satisfaction of approximately $0.7 million in principal and accrued interest on convertible notes with March 2026 maturity dates (see Note 18).

We have no convertible notes payable to related parties as of December 31, 2025.  At December 31, 2024, we had convertible notes payable to related parties with a face value of $0.2 million.  These notes, which were converted in 2025, were issued in May 2022, had a fixed conversion price of $0.13, accrued interest at 8.0% per annum, and matured between May 10, 2027 and August 3, 2027.

9. CONTINGENT PAYMENT OBLIGATIONS

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation measured at estimated fair market value for the years ended December 31, 2025 and 2024, respectively (in thousands):

	2025	2024
Secured contingent payment obligation, beginning of year	$40,724	$29,402
Change in fair value	(1,074)	11,322
Secured contingent payment obligation, end of year	$39,650	$40,724

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

Since 2016, we have received aggregate proceeds of $23 million in exchange for Brickell’s right to reimbursement and compensation from gross proceeds resulting from patent enforcement and other patent monetization actions and have repaid an aggregate of $17.3 million from patent license and settlement proceeds.  The underlying carrying value of the Note, which includes the Face Value plus accrued interest, was approximately $67.4 million and $59.2 million as of December 31, 2025 and 2024, respectively.  The range of potential proceeds payable to Brickell is discussed more fully in Note 10.

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

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair market value, for the years ended December 31, 2025 and 2024, respectively (in thousands):

	2025	2024
Unsecured contingent payment obligations, beginning of year	$5,935	$7,618
Change in fair value	504	(1,683)
Unsecured contingent payment obligations, end of year	$6,439	$5,935

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

The Termination Fee is a result of $1.0 million in advances received under a letter agreement with a third-party funder.  Based on the terms of the letter agreement, if a final funding arrangement was not executed by March 31, 2020, we would be obligated to pay, from future patent-related proceeds, an aggregate termination payment equal to five times the advances received, or approximately $5.0 million.  We did not consummate a funding agreement and accordingly the advances were recorded as an unsecured contingent payment obligation at March 31, 2020, when the Termination Fee obligation was incurred.  As of  December 31, 2025, the estimated fair value of unsecured contingent payment obligations related to the Termination Fee is $3.0 million.

The CPRs represent the estimated fair value of rights provided to accredited investors who purchased shares of our common stock in 2020 and 2021 and the fair value of a right issued to a third-party in connection with a service agreement during the year ended December 31, 2020.  The terms of the CPRs provide that we will pay each investor an allocated portion of our net proceeds from patent-related actions, after taking into account fees and expenses payable to law firms representing us and amounts payable to Brickell.  The investors’ allocated portion of net proceeds will be determined by multiplying the net proceeds recovered by us (up to $10 million) by the quotient of such investors’ subscription amount divided by $10 million, up to an amount equal to each investor’s subscription amount, or an aggregate of $5.8 million.  As of  December 31, 2025, the estimated fair value of our unsecured contingent payment obligations related to the CPRs is $3.4 million.

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

The fair values of cash and cash equivalents, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities approximate their carrying values because of the short-term nature of these instruments.

Our convertible notes, which are recorded at face value in the consolidated balance sheets as of December 31, 2025 and 2024 have an estimated fair value of approximately $2.8 million.

The following table summarizes financial assets and financial liabilities carried at fair value and measured on a recurring basis as of December 31, 2025 and 2024, segregated by classification within the fair value hierarchy (in thousands):

		Fair Value Measurements
	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025:
Liabilities:
Secured contingent payment obligation	$39,650	$-	$-	$39,650
Unsecured contingent payment obligations	6,439	-	-	6,439

December 31, 2024:
Liabilities:
Secured contingent payment obligation	40,724	-	-	40,724
Unsecured contingent payment obligations	5,935	-	-	5,935

For the years ended December 31, 2025 and 2024, respectively, we had no transfers of assets or liabilities between the levels of the hierarchy.

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used a risk-adjusted discount rate for the secured and unsecured contingent payment obligations of 17.55% and 17.47%, respectively, at  December 31, 2025, based on a risk-free rate of 3.55% and 3.47%, respectively, as adjusted by 8% for credit risk and 6% for litigation inherent risk.  We used a risk-adjusted discount rate for the secured and unsecured contingent payment obligations of 18.27% and 18.21%, respectively, at  December 31, 2024, based on a risk-free rate of 4.27% and 4.21%, respectively, as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following tables provide quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at  December 31, 2025 and 2024, respectively, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

December 31, 2025
	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$0.0	$70.8	$150.3	$0.0	$8.1	$10.8
Duration (in years)	0.5	3.7	4.5	0.5	1.5	3.0
Estimated probabilities	15%	21%	30%	15%	21%	30%

December 31, 2024
	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$0.0	$65.3	$150.0	$0.0	$7.8	$10.8
Duration (in years)	1.0	2.8	3.5	1.0	1.6	3.5
Estimated probabilities	15%	19%	25%	15%	21%	25%

We evaluate the estimates and assumptions used in determining the fair value of our contingent payment obligations each reporting period and make any adjustments prospectively based on those evaluations.  Changes in any of these Level 3 inputs could result in a significantly higher or lower fair value measurement.

11. INCOME TAXES AND TAX STATUS

Our net losses before income tax for the years ended December 31, 2025 and 2024 are from domestic operations.

No current or deferred tax benefits were recorded in either 2025 or 2024 as a result of current losses and full deferred tax valuation allowances.  We have recorded a valuation allowance to state our remaining deferred tax assets at their estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

We adopted the guidance in ASU 2023-09, "Income Taxes - Improvements to Income Tax Disclosures", during the year ended December 31, 2025, which requires enhanced disclosures on income taxes paid and defines specific categories for the reconciliation of jurisdictional tax rate to effective tax rate.  A reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 21% for each of the years ended December 31, 2025 and 2024, respectively, are as follows (in thousands):

	2025		2024
	Amount	Percent of Net loss before income tax	Amount	Percent of Net loss before income tax
Tax benefit at statutory rate	$(1,559)	(21.0%)	$(3,039)	(21.0%)
Florida state tax benefit	(319)	(4.3%)	(622)	(4.3%)
Change in valuation allowance	1,846	24.9%	4,085	28.2%
Other	32	0.4%	(424)	(2.9%)
	$-	0.0%	$-	0.0%

Our deferred tax assets and liabilities relate to the following sources and differences between financial accounting and the tax bases of our assets and liabilities at December 31, 2025 and 2024 (in thousands):

	2025	2024
Gross deferred tax assets:
Net operating loss carry-forward	$63,807	$67,899
Research and development credit carry-forward	3,498	4,011
Share based compensation	2,650	1,797
Patents and other	586	580
Contingent payment obligations	9,365	9,509
Fixed assets	(1)	(1)
Accrued liabilities	-	171
Charitable contributions	2	2
	79,907	83,968
Less valuation allowance	(79,907)	(83,968)
Net deferred tax asset	$-	$-

At December 31, 2025, we had cumulative NOL carry-forwards for income tax purposes of $254.7 million, of which $203.9 million is subject to expiration in varying amounts from 2026 to 2037.  At December 31, 2025, we also had research and development tax credit carryforwards of $3.5 million, which expire in varying amounts from 2026 through 2037.

Our ability to benefit from the NOL and tax credit carry-forwards could be limited under certain provisions of the Internal Revenue Code if there are ownership changes of more than 50%, as defined by Section 382 of the Internal Revenue Code of 1986 (“Section 382”).  Under Section 382, an ownership change may limit the amount of NOL, capital loss and R&D credit carry-forwards that can be used annually to offset future taxable income and tax, respectively.  In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.  We conduct a study annually of our ownership changes.  Based on the results of our studies, we have determined that we do not have any ownership changes on or prior to December 31, 2025 which would result in limitations of our NOL, capital loss or R&D credit carry-forwards under Section 382.

Uncertain Tax Positions

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We have identified our Federal and Florida tax returns as our only major jurisdictions, as defined.  The periods subject to examination for those returns are the 2004 through 2025 tax years.  Unrecognized tax benefits due to uncertain tax positions were $0.64 million for each of the years ended December 31, 2025 and 2024.

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate so long as we maintain a full valuation allowance.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our income tax expense.  We do not have any accrued interest or penalties associated with any unrecognized tax benefits.  For the years ended December 31, 2025 and 2024, we did not incur any income tax-related interest income, expense or penalties.

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, we are subject to legal proceedings and claims which arise in the ordinary course of our business.  These proceedings include patent enforcement actions initiated by us against others for the infringement of our technologies, as well as proceedings brought by others against us at the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (“PTAB”) in an attempt to invalidate certain of our patent claims. The majority of our litigation, including our PTAB proceedings, is being paid for through contingency fee arrangements with our litigation counsel as well as third-party litigation financing.  In general, litigation counsel is entitled to recoup on a priority basis, from litigation proceeds, any out-of-pocket expenses incurred.  Following reimbursement of out-of-pocket expenses, litigation counsel is generally entitled to a percentage of remaining proceeds based on the terms of the specific arrangement between us, counsel and our third-party litigation funder.  In addition, we are currently in arbitration proceedings with a former litigation firm for disputed amounts due upon termination of that firm's engagement. We have been indemnified by our subsequent litigation firm for the costs of these proceedings.

ParkerVision v. Qualcomm (Middle District of Florida-Orlando Division) - Appealed to U.S. Court of Appeals for the Federal Circuit

ParkerVision v. Qualcomm currently has a second appeal underway at the United States Court of Appeals for the Federal Circuit ("CAFC") with respect to this case.

This patent infringement case was originally filed in the Middle District of Florida in May 2014.  The case was stayed in 2016 pending decisions in other cases, including the appeal of a PTAB proceeding with regard to U.S. patent 6,091,940 (“the ‘940 Patent”) asserted in this case.  In 2017, the PTAB ruled in our favor on three of the six petitions (the method claims), ruled in Qualcomm’s favor on two of the six petitions (the apparatus claims) and issued a split decision on the claims covered in the sixth petition.  In 2018, the CAFC upheld the PTAB’s decision with regard to the ‘940 Patent.

In 2019, the district court lifted the stay in this case.  Qualcomm filed a motion for partial summary judgment in an attempt to exclude certain patents from the case, including the ‘940 Patent.  The court denied this motion in January 2020.  In April 2020, the court issued its claim construction order in which the court adopted our proposed construction for seven of the ten disputed terms and adopted slightly modified versions of our proposed construction for the remaining terms. Discovery in this case was closed in January 2021.  Our damages expert submitted a report supporting a damages ask of $1.3 billion for Qualcomm’s unauthorized use of our technology.  Such amount excludes additional amounts requested by us for interest and enhanced damages for willful infringement.  Ultimately, the amount of damages, if any, will be determined by the court.

Citing backlog due to the pandemic, among other factors, the court moved several scheduled deadlines in this case.  Joint pre-trial statements were submitted by the parties in May 2021 and a pre-trial hearing was held in  January 2022.  In March 2022, the district court ruled in Qualcomm's favor on a number of motions, including summary judgment against our receiver patent claims and striking and excluding our technical expert report, essentially precluding the support of infringement testimony at trial.  Accordingly, the district court closed the case and we filed an appeal with the CAFC in 2022.  Oral arguments were heard by the CAFC in late 2023, and on September 6, 2024, the CAFC issued its opinion, ruling in our favor on each of the issues we appealed.  The case was remanded back to the district court and reopened.

In December 2024, the district court held a status conference for the reopened case.  The court denied a motion by Qualcomm for a third claim construction hearing and also denied our motion to substitute our infringement and validity expert due to medical incapacity.  Both parties filed motions for reconsideration on their respective motions.  In April 2025, the district court granted, on reconsideration, the Qualcomm motion for a third claim construction briefing on two previously undisputed claim terms that were critical to the September 2024 CAFC decision. On May 30, 2025, following briefings by both parties, the district court issued a claim construction order adopting Qualcomm's proposed constructions for the two claim terms.  This decision, in essence, precluded us, once again, from asserting our receiver claims in the case.

In June 2025, we filed a Rule 54(b) motion requesting that the court enter a final judgment of noninfringement on our receiver claims, based on the court's most recent claim construction, and sever and stay the remaining transmit claims in the case to allow us to immediately appeal the most recent claim construction order and avoid the inefficiency of potentially two separate trials.  In August 2025, the court denied our reconsideration motion to substitute our expert, and on October 2, 2025, the court granted our Rule 54(b) motion.  We immediately filed an appeal with the CAFC, requesting an expedited schedule.

On October 22, 2025, the CAFC granted our motion to expedite and ordered briefings to be completed by the parties by February 2026.  One day following the CAFC's expedited order, Qualcomm filed a motion to dismiss the appeal for lack of jurisdiction, temporarily suspending the court's expedited schedule. In January 2026, the CAFC again ordered an expedited schedule with briefings due to be completed by the end of March 2026 with oral arguments to be scheduled for the next available CAFC session thereafter.  The CAFC's order indicated that the parties may address any jurisdictional issues in the briefs.  We submitted our opening brief on February 4, 2026 which includes our position with respect to the district court's improper claim construction for our receiver patents, addresses Qualcomm's jurisdictional challenge, and also requests the CAFC reassign the case to a different district court judge.  Qualcomm's response brief was filed on March 16, 2026 and our final reply brief is due to be filed on March 23, 2026.

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

ParkerVision v. Realtek (Western District of Texas)

We filed two patent infringement actions in the Western District of Texas against Realtek Semiconductor Corp. ("Realtek"), the first in 2022 and a second in 2023, alleging infringement of an aggregate of seven of our patents.  One of the seven patents was dropped from the litigation in August 2024.  A claim construction hearing was held in January 2024 in the first Realtek action and the court adopted the majority of our claim constructions.  A claim construction hearing was held in June 2024 in the second Realtek action, and the court again adopted the majority of our claim constructions.  The two Realtek cases were scheduled for trial in January 2026 and April 2026, respectively.  In December 2025, the court combined the two cases into a single trial scheduled to commence April 27, 2026, and the parties agreed to narrow the combined case to an aggregate of three patents.

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

ParkerVision v. MediaTek (Western District of Texas)

We filed three patent infringement actions in the Western District of Texas against MediaTek Inc. and MediaTek USA Inc. (collectively, "MediaTek"), the first in 2022 and two additional cases in 2023, alleging infringement of an aggregate of ten of our patents.  One of the patents was voluntarily dropped from the first MediaTek case in 2024 and MediaTek likewise terminated an IPR petition it had initiated against the same patent.  A claim construction hearing was held in January 2024 in the first MediaTek action and the court adopted the majority of our claim constructions.  A jury trial for the first MediaTek action was scheduled to commence on March 20, 2026; however, on March 16, 2026 at a pretrial conference, the court postponed the trial date pending requested updates to the expert reports and related briefings. A new trial schedule has not yet been established.

A claim construction hearing was held in June 2024 in the second MediaTek action, and the court adopted the majority of our recommended claim constructions in January 2025.  The trial for the second MediaTek action had been scheduled for November 2026.  However, in July 2025, the second case was stayed pending the PTAB's final written decision on IPRs impacting patents in this case.  The PTAB decision was initially expected by November 2025, but the PTAB extended its deadline to May 2026.

The third MediaTek action had a claim construction hearing in June 2025 and in November 2025, the court adopted all of our proposed constructions.  A trial in this third action is currently scheduled for April 2027.

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

ParkerVision v. Texas Instruments (Western District of Texas)

We filed a patent infringement action in the Western District of Texas against Texas Instruments ("TI") in 2023, alleging infringement of three of our patents.  In December 2023, TI filed a motion to change venue to the Northern District of Texas which the court denied in August 2024.  A claim construction hearing was held in June 2024, and the court issued its final claim construction order in November 2024.  The trial was scheduled to commence in January 2026; however in May 2025, the case was stayed pending the PTAB's final written decision on IPRs filed against all of the patents in this case (see Texas Instruments and NXP v. ParkerVision (PTAB) below).

ParkerVision v. NXP Semiconductors (Western District of Texas)

We filed a patent infringement action in the Western District of Texas against NXP Semiconductors ("NXP") in 2023, alleging infringement of three of our patents.  A claim construction hearing was held in June 2024, and the court issued its final claim construction order in January 2025.  A trial was scheduled to commence in February 2026; however in May 2025, the case was stayed pending the PTAB's final written decision on IPRs filed against all of the patents in this case (see Texas Instruments and NXP v. ParkerVision (PTAB) below).

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

MediaTek v. ParkerVision (PTAB)
MediaTek filed an IPR petition in November 2023 against the ‘835 Patent which is one of the patents asserted in the first MediaTek infringement action.  In May, 2024, the PTAB instituted the IPR petition.  MediaTek withdrew its petition and the IPR was terminated in September 2024, following our dismissal of the '835 Patent from the patent infringement action against MediaTek.  MediaTek filed a second petition for IPR in May 2024 against  one of the patents asserted in the second MediaTek infringement action.  The PTAB instituted this IPR in November 2024 and a final decision was expected in November 2025.  In November 2025, the PTAB extended its statutory deadline to May 2026.  In October 2024, MediaTek filed a third petition for IPR against one of the patents asserted in the third MediaTek action.  The PTAB instituted the IPR in March 2025 and oral arguments were heard in January 2026.  A final written decision is currently expected in March 2026, barring any extensions by the PTAB.

Texas Instruments and NXP v. ParkerVision (PTAB)
Texas Instruments filed three petitions for IPR in May 2024 against each of the patents asserted in the TI action.  All three IPRs were instituted by the PTAB in November 2024 and a decision was expected by November 2025.  NXP filed petitions for IPR against two of the three patents asserted in the NXP action, which are the same as two of the patents asserted in the TI action.  Accordingly, in December 2024, the PTAB granted NXP's joinder motion to join the TI petitions.  In November 2025, the PTAB issued its final written decision in one of the IPRs filed by TI, deeming our challenged patent claims to be unpatentable.  We filed a request for review of this decision by the U.S. Patent and Trademark Office director and that request is currently pending.  The PTAB extended its deadlines with respect to the two joint TI/NXP IPRs until May 2026.

Realtek v. ParkerVision (PTAB)
In December 2024, Realtek filed petitions for IPR against two patents asserted in the second Realtek action, which are the same as the two patents under joint IPR by TI and NXP.  Realtek also filed a joinder motion to join the TI/NXP proceedings.  In June 2025, the PTAB granted our request for discretionary denial and terminated both petitions as Realtek was time-barred from filing a petition more than one year following the filing of our infringement complaint.

Goldberg Segalla v. ParkerVision (Arbitration)
The law firm of Goldberg Segalla, LLP ("Goldberg") was engaged by us in 2019, on a full contingency basis, to prosecute our patent infringement actions in the Western District of Texas.  In 2021, the Goldberg legal team handling all of our Texas actions left Goldberg and formed a new law firm, Daignault Iyer, LLP ("DI").  In late April 2021, we engaged DI, on a full contingency basis, to continue the prosecution of our patent infringement actions in Texas.  In November 2024, Goldberg filed a demand for arbitration against us, alleging that we owe Goldberg an aggregate of $4.3 million plus costs and interest for contingency fees, disbursements and other advances. The arbitration was temporarily stayed while the parties attempted to reach a mutual agreement through mediation.  Following the failure to reach an agreement, the arbitration resumed and we filed our answer to the arbitration demand in January 2026 denying Goldberg's allegations and asserting numerous affirmative defenses.  We have been indemnified by both DI and Brickell for the Goldberg claims.  In addition, we have an aggregate of approximately $0.8 million that has been accrued in our consolidated financial statements since 2020 for amounts that we deem the maximum amount probable of owing to Goldberg.

13. STOCK AUTHORIZATION AND ISSUANCE

Preferred Stock

We have 15 million shares of preferred stock authorized for issuance at the direction of our board of directors (the “Board”).  On November 17, 2005, our Board designated 0.1 million shares of authorized preferred stock as the Series E Preferred Stock in conjunction with its adoption of a Shareholder Protection Rights Agreement that expired in November 2023.  As of December 31, 2025, we had no outstanding preferred stock.

Common Stock

We have 225 million shares of common stock authorized for issuance as of December 31, 2025.  Our shareholders approved amendments to our articles of incorporation in October 2024 increasing the number of our authorized shares of common stock from 175 million to 225 million shares.

As of December 31, 2025, we have 29.3 million shares reserved for issuance under outstanding warrants, options, and RSUs and 24.7 million shares reserved for issuance upon conversion of our outstanding convertible notes.  In addition, we have 12.9 million shares reserved for the issuance of future awards under equity compensation plans and 0.3 million shares reserved for future issuance upon payment of interest in-kind on our convertible notes.

Stock and Warrant Issuances – Equity Based Financings

The following table presents a summary of completed equity-based financing transactions for the years ended December 31, 2025 and 2024 (in thousands, except for per share amounts):

Date	Transaction	# of Common Shares/ Units Sold	Average Price per Share/ Unit	# of Warrants Issued (in 000’s)	Average Exercise Price per Warrant	Net Proceeds (1)
December 2024	Private placement of common stock	10,000	$0.50	2,000	$0.50	$4,932
November 2025	Registered direct offering of common stock	21,243	$0.21	-	-	$4,426

(1)	After deduction of applicable offering costs.

Shelf Registration and Registered Direct Offerings

In May 2025, we filed a shelf registration statement ("Shelf") for the offering of various securities, up to $25.0 million.  The Shelf, which was declared effective May 25, 2025, is intended to provide flexibility for our future capital needs and may be used to fund working capital, capital expenditures, vendor purchases, and other capital needs.  As of December 31, 2025, we have sold an aggregate of 21.2 million shares of common stock under the Shelf for gross proceeds of $4.5 million, including 4.8 million shares of common stock sold to an independent director for gross proceeds of $1.0 million (see Note 15).

Private Placements

In December 2024, we entered into securities purchase agreements with accredited investors for the sale of 10.0 million shares of our common stock and 2.0 million warrants at a price of $0.50 per share for aggregate gross proceeds of $5.0 million.  The warrants are exercisable for a period of five years at an exercise price of $0.50 per share and have an estimated fair value of approximately $0.8 million.  The shares were registered for resale on a registration statement that was declared effective on April 24, 2025 (File No. 333-286486).

Common Stock Warrants

During the year ended December 31, 2025, 5.0 million warrants with an exercise price of $0.74 per share were exercised via net share exercise, resulting in the issuance of 1.3 million shares of our common stock.  In addition, during the year ended December 31, 2025, 0.4 million warrants with an exercise price of $0.16 per share expired unexercised.  Cash received from warrant exercises for the years ended December 31, 2025 and 2024 was approximately $0 and $0.4 million, respectively.

We had outstanding warrants for the purchase of up to 4.3 million and 9.7 million shares of our common stock as of December 31, 2025 and 2024, respectively.  The estimated grant date fair value of these warrants of $3.0 million and $4.0 million for the years ended December 31, 2025 and 2024, respectively, is included in shareholders’ deficit in our consolidated balance sheets.  As of December 31, 2025, our outstanding warrants have an average exercise price of $1.05 per share and a weighted average remaining life of approximately 2.1 years.

14. SHARE-BASED COMPENSATION

During the year ended December 31, 2025, the compensation committee of our Board (the "Committee") authorized the modification of an aggregate of 11.65 million fully-vested, nonqualified share options held by the CEO, CFO, and three key employees.  The options, which were awarded in January 2021, are exercisable at $0.54 per share and had an original expiration date of January 11, 2026.  The Committee extended the expiration date of the options by five years, or until January 11, 2031.  No other modifications were made to these awards.  We recognized a one-time, non-cash charge to share-based compensation expense of approximately $2.5 million, representing the incremental fair value of the options as a result of the modification, based on a Black-Scholes option pricing model.

For the years ended December 31, 2025 and 2024, we recognized share-based compensation expense, including the expense recognized upon modification of awards, of approximately $3.3 million and $0.4 million, respectively.  This share-based compensation expense includes in-kind consulting fees of $0.42 million and $0.09 million paid to third parties for the years ended  December 31, 2025 and 2024, respectively.  Share-based compensation, including in-kind consulting, is included in selling, general, and administrative expenses in our consolidated statements of comprehensive loss.  As of December 31, 2025, there was $0.3 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  That cost is expected to be recognized over a weighted-average period of approximately 0.7 years.

Stock Incentive Plans

2019 Long-Term Incentive Equity Plan

We adopted a long-term incentive equity plan in August 2019 that, as amended in January 2021, January 2023, and June 2025, provides for the grant of stock-based awards to employees, officers, directors, and consultants, not to exceed 45.0 million shares of common stock (the “2019 Plan”).  The 2019 Plan provides for benefits in the form of nonqualified stock options, stock appreciation rights, restricted stock awards, and other stock-based awards that may vest over time, or based on specified performance conditions.  Forfeited and expired options under the 2019 Plan become available for reissuance.  The plan provides that non-employee directors may not be granted awards during any calendar year that exceed the lesser of 1.0 million shares or $175,000 in value, calculated based on grant-date fair value.  At December 31, 2025, we had outstanding options for the purchase of up to 23,994,000 shares and unvested RSUs for 296,000 shares under the 2019 Plan, and we had 12,867,467 shares of common stock available for future grants under the 2019 Plan.

2011 Long-Term Incentive Equity Plan

We adopted a shareholder approved long-term incentive equity plan in September 2011 that was amended in 2014, 2016 and 2017 and provided for the grant of stock-based awards to employees, officers, directors and consultants, not to exceed 3.0 million shares of common stock (the “2011 Plan”).  In January 2023, we ceased any future grants under the 2011 Plan.  At December 31, 2025, we had outstanding options for the purchase of up to 175,000 shares under the 2011 Plan.  Upon the exercise or expiration of these remaining outstanding options, the 2011 Plan will be terminated.

Non-Plan Awards

In addition, from time to time, we issue share-based compensation awards to third-party consultants outside of our stock incentive plans ("Non-Plan Awards").  At December 31, 2025, we had outstanding options for the purchase of up to 500,000 shares that were issued as Non-Plan Awards.  The shares underlying these awards were registered for resale on a registration statement that was declared effective April 24, 2025 (File No. 333-286486).

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

Restricted Stock Units

RSUs are issued as incentive compensation to executives, employees, and non-employee directors and as payment for services to others.  Each RSU represents a right to one share of our common stock, upon vesting.  The RSUs are not entitled to voting rights or dividends, if any, until vested.  RSUs generally vest over a one to three year period for employee awards and a one year period for non-employee director and third-party awards.  The fair value of RSUs is generally based on the closing price of our common stock on the date of grant and is amortized to share-based compensation expense over the estimated life of the award, generally the vesting period.  In the case of performance-based RSUs, the grant date fair value of the award is amortized to share-based compensation expense based on the probability of the performance condition being met which is assessed at each interim reporting period during the performance period for each respective award. Upon forfeiture of performance-based RSUs, any previously recognized share-based compensation expense is reversed.

RSAs and RSUs

The following table presents a summary of RSA and RSU activity under the 2019 Plan and the 2011 Plan (collectively, the "Stock Plans") and Non-Plan Award activity for the year ended December 31, 2025 (shares in thousands):

	Non-vested Shares
	Shares	Weighted-Average Grant Date Fair Value
Non-vested at beginning of year	250	$0.50
Granted	1,194	0.35
Vested	(1,048)	0.35
Forfeited	(100)	0.83
Non-vested at end of year	296	$0.32

The RSAs and RSUs activity during the year ended  December 31, 2025 included 100,000 performance-based RSUs granted to a third party for services with an aggregate grant date fair value of approximately $0.08 million.  The performance requirements of the performance-based RSUs were not met and the award was forfeited as of December 31, 2025.  The total fair value of all RSAs and RSUs vested for the years ended  December 31, 2025 and 2024 was approximately $0.31 million and $0.06 million, respectively.

Stock Options

Stock options are issued as incentive compensation to executives, employees, consultants and non-employee directors.  Stock options are granted with exercise prices at or above fair market value of the underlying shares at the date of grant and generally vest over a one to two year period. Fair market value of the underlying shares is determined based on observable market prices at the date of the grant.  The fair value of options granted is estimated using the Black-Scholes option pricing model as of the grant date and is amortized to share-based compensation expense over the estimated life of the award, generally the vesting period.  In the case of performance-based option awards, the grant date fair value of the award is amortized to share-based compensation expense based on the probability of the performance condition being met which is assessed at each interim reporting period during the performance period for each respective award.  Upon forfeiture of performance-based options, any previously recognized share-based compensation expense is reversed.

The following table presents a summary of option activity under the Stock Plans and Non-Plan Award activity for the year ended December 31, 2025 (shares and aggregate intrinsic value in thousands):

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($)
Outstanding at beginning of year	25,451	$0.38
Granted	2,075	0.37
Exercised	(1,742)	0.24
Forfeited	(750)	0.30
Expired	(365)	0.60
Outstanding at end of year	24,669	0.39	3.2	$292
Vested at end of year	23,799	$0.39	3.2	$292

The options awarded for the year ended December 31, 2025 included 1,350,000 nonqualified performance-based options granted to third-parties for services with a weighted average exercise price of  $0.31, of which 750,000 options were forfeited upon failure to meet performance conditions in 2025.  Options outstanding and unvested at December 31,2025 include 600,000 performance-based options with an exercise price of $0.32 that were forfeited in January 2026 for failure to meet performance conditions.

The weighted average per share fair value of options granted during the years ended December 31, 2025 and 2024 was $0.30 and $0.23, respectively.  The total fair value of options vested was $0.4 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

The fair value of option grants for the years ended December 31, 2025 and 2024, respectively, was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31,
	2025	2024
Expected option term (in years) [1]	2-5	5
Expected volatility factor [2]	126.8% - 150.6%	150.6%
Risk-free interest rate [3]	3.82% - 4.26%	3.80%
Expected annual dividend yield	0%	0%

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

Options by Price Range

The options outstanding at December 31, 2025 including Stock Plan and Non-Plan Awards and excluding performance-based awards have exercise price ranges, weighted average contractual lives, and weighted average exercise prices as follows (weighted average lives in years and shares in thousands):

	Options Outstanding			Options Vested
Range of Exercise Prices	Number Outstanding at December 31, 2025	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Number Exercisable at December 31, 2025	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
$0.171 - $0.29	8,941	$0.18	1.3	8,941	$0.18	1.3
$0.33 - $0.45	1,825	0.31	2.5	1,743	0.31	2.1
$0.50 - $0.75	13,053	0.54	4.6	12,928	0.54	4.6
$0.83 - $1.245	250	0.83	2.1	187	0.83	2.1
	24,069	$0.39	3.2	23,799	$0.39	3.2

We issue new shares of our common stock upon exercise of options or vesting of RSUs or RSAs.  All of the shares underlying the Stock Plans as well as the Non-Plan Awards are registered.  Cash received from option exercises for the years ended December 31, 2025 and 2024, was $0.43 million and $0.34 million, respectively.

15. RELATED PARTY TRANSACTIONS

On November 17, 2025, we closed the sale of approximately 4.8 million shares of common stock at a price of $0.21 per share to an independent director for gross proceeds of $1.0 million.  The $0.21 per share price represents the last sale price ParkerVision’s common stock on November 14, 2025, as reported by the OTCQB Venture Market.  The stock was sold in a registered direct offering under the Company’s Shelf (see Note 13).

On May 10, 2024, we amended convertible notes held by two of our independent directors.  A June 19, 2019 note with a principal balance of $0.03 million and a September 13, 2019 note with a principal balance of $0.05 million were amended to extend the maturity dates to March 15, 2026, reduce the interest rate from 8% to 5% and to replace the quarterly interest payments with a single payment of unpaid, accrued interest at the earlier of conversion or maturity of the notes.  Additional convertible notes with an aggregate principal balance of $0.48 million were also amended to replace the quarterly interest payment dates with a single payment of unpaid, accrued interest at the earlier of conversion or maturity of the notes.  These additional amended notes include a $0.05 million convertible note dated January 8, 2020, $0.3 million in convertible notes dated May 10, 2022, and a $0.1 million convertible note dated September 15, 2023.  Notes held by independent directors with an aggregate face value of $0.2 million and $0.33 million, respectively, were converted during the years ended   December 31, 2025 and 2024.  At December 31, 2025, no convertible notes were held by our directors.

We paid approximately $0.04 million in each of the years ended  December 31, 2025 and 2024 for patent-related legal services to SKGF, of which one of our independent directors is a partner.  In addition, we paid approximately $0.2 million for principal and interest on a note payable to SKGF during each of the years ended  December 31, 2025 and 2024 (see Note 7).  The note payable to SKGF has an outstanding balance, including accrued interest, of approximately $0.2 million at December 31, 2025.

16. CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents that are primarily held in bank accounts and overnight investments.  We are exposed to credit risk from time to time, subject to federal deposit insurance, in the event of default by the financial institution holding our cash and cash equivalents.  We had no cash and cash equivalents held in excess of federally insured limits at December 31, 2025.  The cash and cash equivalents in deposit accounts held in excess of federally insured limits was $2.1 million at December 31, 2024 following our closing of an equity-based transaction on December 30, 2024.  We mitigate this risk by depositing our cash and cash equivalents with major financial institutions and by ensuring timely transfers of excess funds to a high-yield savings program that offers federal insurance protection through a network of financial institutions.

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

Segment information for the years ended  December 31, 2025 and 2024 is as follows (in thousands):

	2025	2024
Licensing gross margin	$(199)	$(229)
Interest and other income	83	52

Cash expenses:
Personnel related expenses	1,683	2,122
Litigation & legal expenses	384	376
Third-party consulting expenses	834	173
Patent maintenance expenses	65	149

Non-cash expenses:
Employee/director share-based compensation	2,859	292
Third-party share-based compensation	421	94
In-kind interest expense	263	376
Change in fair value of contingent payment obligations	(570)	9,639

Other segment items [1]	1,371	1,074

Net loss	$(7,426)	$(14,472)

1 Other segment items primarily include costs incurred for insurance, shareholder and public relations, audit and other professional fees, outsourced information technology services, and employee travel.

Our segment assets represent our total assets as presented on the consolidated balance sheets at December 31, 2025 and 2024.

18. SUBSEQUENT EVENTS

On March 13, 2026, we entered into exchange agreements with certain holders of our outstanding convertible promissory notes that had March 2026 maturity dates and a fixed conversion price of $0.25 per share.  Pursuant to the exchange agreements, the holders agreed to exchange the outstanding principal amount, together with accrued and unpaid interest, for unregistered shares of our common stock at an exchange price of $0.21 per share.  In connection with the exchanges, we issued an aggregate of approximately 3.3 million shares of our common stock to the holders in exchange for the cancellation of notes having an aggregate outstanding principal amount of approximately $0.7 million, including accrued and unpaid interest.  In connection with this exchange, we will recognize a loss on debt extinguishment of approximately $0.1 million upon the closing of the exchange transaction.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, “disclosure controls and procedures” are controls and other procedures that are designed to ensure that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosures.  Our management, with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

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

Management, with the participation of our chief executive officer and our chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K, except as follows:

On December 23, 2025, Robert G. Sterne, one of our independent directors, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential exercise and sale of up to (i) 800,000 nonqualified stock options with an exercise price of $0.171 per share and an expiration date of August 7, 2026, and (ii) 250,000 nonqualified stock options with an exercise price of $0.33 per share and an expiration date of February 9, 2027.  The first trade date, if any, will not occur until the latter of  (i) March 24, 2026 or (ii) two trading days following the filing of this Annual Report.  The plan's maximum duration is until February 9, 2027, unless otherwise terminated.

On December 26, 2025, Cynthia French, our Chief Financial Officer, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential exercise and sale of up to (i) 700,000 nonqualified stock options with an exercise price of $0.171 per share and an expiration date of August 7, 2026 and (ii) 150,000 nonqualified stock options with an exercise price of $0.33 per share and an expiration date of February 9, 2027.  The first trade date, if any, will not occur prior to the latter of (i) March 30, 2026, following the expiration of  Ms. French's prior trading plan adopted on March 27, 2025, or (ii) two trading days following the filing of this Annual Report.  The plan's maximum duration is until February 9, 2027, unless otherwise terminated.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our Board is divided into three classes with only one class of directors typically being elected in each year and each class serving a three-year term.  During 2024, our Board was comprised of five members.  Following the resignation of Sanford M. Litvack in April 2025, the remaining directors determined that a Board size of four was appropriate given the size of our operations and accordingly, reduced the Board size to four in accordance with our by-laws.  Our current directors, including their backgrounds and qualifications are as follows:

Name	Age	Position with the Company
Jeffrey L. Parker	69	Class I Director, Chairman of the Board and Chief Executive Officer
Paul A. Rosenbaum	83	Class III Director, Audit Committee Chair, Compensation Committee Member
Robert G. Sterne	74	Class III Director
Lewis H. Titterton	81	Class II Director, Audit Committee Member, Compensation Committee Chair

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

Paul A. Rosenbaum

Paul A. Rosenbaum has been a director of ours since December 2016, a member of our audit committee since September 2018, and a member of our compensation committee since April 2023.  Mr. Rosenbaum has extensive experience as a director and executive officer for both public and private companies in a number of industries.  Since 1994, Mr. Rosenbaum has served as chief executive of SWR Corporation, a privately held corporation that designs, sells, and markets specialty industrial chemicals.  Since 2009, Mr. Rosenbaum has been a member of the Providence St. Vincent Medical Foundation Council of Trustees and previously served as president of the Council.  In addition, from September 2000 until June 2009, Mr. Rosenbaum served as chairman and chief executive officer of Rentrak Corporation (“Rentrak”), a Nasdaq publicly traded company that provides transactional media measurement and analytical services to the entertainment and media industry.  From June 2009 until July 2011, Mr. Rosenbaum served in a non-executive capacity as chairman of Rentrack.  From 2007 until 2016, Mr. Rosenbaum served on the Board of Commissioners for the Port of Portland, including as vice chairman from 2012 to 2016. In September 2017, Mr. Rosenbaum was appointed to the Board of Commissioners for the Oregon Liquor Control Commission and served as chairman through January 2023.

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

Information About Our Executive Officers

Our current executive officers are as follows:

Name	Age	Position with the Company
Jeffrey Parker	69	Chairman of the Board and Chief Executive Officer (“CEO”)
Cynthia French	59	Chief Financial Officer and Corporate Secretary (“CFO”)

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

Code of Ethics

The Board has adopted a code of ethics applicable to all of our directors, officers and employees, including our chief executive officer and our chief financial and accounting officer, that is designed to deter wrongdoing and to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in reports that we file or submit to the SEC and in our other public communications, compliance with applicable government laws, rules and regulations, prompt internal reporting of violations of the code to an appropriate person designated in the code and accountability for adherence to the code.  A copy of the code of ethics may be found on our website at www.parkervision.com/investors under the heading "Leadership and Governance."

Shareholder Nominations

There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

Audit Committee and Financial Expert

Our audit committee is chaired by Mr. Rosenbaum and Mr. Titterton serves as a member of the audit committee.  Our audit committee is governed by a Board-approved charter which, among other things, establishes the audit committee’s membership requirements and its powers and responsibilities.  Our Board has determined that Messrs. Titterton and Rosenbaum are audit committee financial experts within the meaning of the rules and regulations of the SEC.

Insider Trading Policies and Procedures

We have adopted a formal insider trading policy governing the purchase, sale and/or other disposition of our securities by our directors, officers, employees and certain identified consultants, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to us.  A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation.

Summary Compensation Table

The following table summarizes the total compensation of each of our “named executive officers” as defined in Item 402(m) of Regulation S-K (the “Executives”) for the fiscal years ended December 31, 2025 and 2024.  Given the complexity of disclosure requirements concerning executive compensation, and in particular with respect to the standards of financial accounting and reporting related to equity compensation, there is a difference between the compensation that is reported in this table versus that which is actually paid to and received by the Executives.  The amounts in the Summary Compensation Table that reflect the full grant date fair value of an equity award, do not necessarily correspond to the actual value that has been realized or will be realized in the future with respect to these awards.

(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)
Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)(2)	Option Awards ($)(2)(3)	All Other ($)		Total ($)
Jeffrey Parker, CEO	2025	$356,923	$-	$-	$1,720,000	$24,000	[4]	$2,100,923
	2024	260,000	350,000	-	-	24,000		634,000
Cynthia French, CFO	2025	228,462	$-	-	215,000	-		443,462
	2024	180,000	100,000	-	-	-		280,000

1.	Bonuses for 2024 performance were approved by the compensation committee and paid in January 2025.
2.	The amounts represented in columns (e) and (f) represent the full grant date fair value of equity awards in accordance with ASC 718. Refer to Note 14 to the consolidated financial statements for the year ended December 31, 2025 included in Item 8 for the assumptions made in the valuation of equity awards.
3.	The amounts shown in column (f) for 2025 represent the increase in fair value of awards granted in January 2021 that were modified in April 2025 to extend the expiration date of these fully vested options by five additional years, or until January 11, 2031. No other changes were made to the awards.
4.	Represents an annual automobile allowance in the amount of $24,000, paid on a biweekly basis.

Narrative to Summary Compensation Table

Base Salaries and Discretionary Bonuses

The base salaries of our named executive officers, and other key employees, were reduced by approximately 20%, on a voluntary basis, in September 2018 in connection with significant cost reduction measures.  Until April 2025, base salaries were maintained at those reduced levels.  From time to time, our compensation committee awarded discretionary cash and/or equity-based bonuses that took into consideration these continued base salary reductions as well as the individual's performance and contribution to the corporate goals.

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

In April 2025, our compensation committee approved an increase in base compensation for Mr. Parker, from $260,000 to $400,000 and an increase in base compensation for Ms. French from $180,000 to $250,000.  The compensation committee considered a similarly sized peer group (“Peer Group”) developed by an independent compensation consultant in its evaluation of base salaries for its named executive officers and established base compensation that fell below the 50th percentile when compared to the Peer Group.

In January 2026, our compensation committee approved grants, under the 2019 Plan, of nonqualified performance-based stock options to Mr. Parker and Ms. French.  The performance-based grants included a performance-based option to purchase up to 8,000,000 shares granted to Mr. Parker and a performance-based option to purchase up to 500,000 shares granted to Ms. French.  The options have a five-year performance period, with quarterly measurement dates, and expire ten years from the date of grant.  Vested options are exercisable at a price of $0.24 per share, which was the last sale price of the our common stock on the date of grant.  The performance conditions for vesting of these options are based on cumulative net cash received by the company from its patent enforcement actions, after deduction of all attorney contingency fees and contractual repayments of contingent payment obligations to third parties.  The performance-based options provide for automatic acceleration of vesting, regardless of performance conditions, in the event (i) the market capitalization of the company meets or exceeds $1 billion for twenty (20) consecutive trading days, or (ii) upon a change in control event.  In addition, the compensation committee approved a grant to Ms. French, under the 2019 Plan, of a nonqualified time-based stock option for the purchase of up to 500,000 shares.  This option has an exercise price of $0.24 per share, vests in four equal biannual installments over a two-year period beginning July 22, 2026, and expires five years from the date of grant.

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

Policies and Practices Related to the Grant of Equity Awards

From time to time, we grant equity awards, including stock options, to our employees, including our named executive officers.  Historically, we have typically granted new-hire option awards on a new hire's employment start date.  Also, non-employee directors have historically received annual equity awards during or about the first month of each calendar year, pursuant to our non-employee director compensation policy.  We do not otherwise maintain any written policies on the timing of our equity awards.  Our compensation committee considers whether there is any material nonpublic information ("MNPI") about our company when determining the timing of equity awards and does not seek to time the grant of equity awards in relation to our public disclosure of MNPI.  We have not timed the release of MNPI for the purpose of affecting the value of executive compensation. During the year ended December 31, 2025, we did not grant any stock option or other equity awards to our named executive officers.

In April 2025, the compensation committee approved the modification of nonqualified options held by our named executive officers in order to extend the expiration date of the options from January 11, 2026 to January 11, 2031.  The modified options include 8,000,000 options awarded to the CEO and 1,000,000 options awarded to the CFO on January 11, 2021, with exercise prices of $0.54 per share and an original term of five years.  The options were fully vested as of the modification date and we recorded a one-time charge to share-based compensation of approximately $1.9 million in connection with the modification of these awards.  The extension of the expiration date is the only modification made to these awards and no additional securities were issued.

Independent Compensation Consultant

In December 2024, our compensation committee retained an independent consultant to conduct a competitive review and assessment of our executive compensation program and to make recommendations for both our executive compensation and non-employee director compensation programs on a going forward basis.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information concerning the outstanding equity awards, including unexercised options, unvested stock and equity incentive awards, as of December 31, 2025 for each of our Executives:

	Option Awards
	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price ($)	Option Expiration Date
Name	(a)		(b)	(c)	(d)
Jeffrey Parker	2,660,000	[1,4]	-	0.17	8/7/2026
	8,000,000	[2]	-	0.54	1/11/2031
Cynthia French	870,550	[1]	-	0.17	8/7/2026
	150,000	[3]	-	0.33	2/9/2027
	1,000,000	[2]	-	0.54	1/11/2031

[1]	Options vested over eight equal quarterly periods from September 1, 2019 to June 1, 2021.
[2]	Options vested over eight equal quarterly periods from March 31, 2021 to December 31, 2022 and were amended in April 2025 to extend the expiration date from January 11, 2026 to January 11, 2031.
[3]	Options vested 50% on grant date and the remaining 50% over four equal quarterly periods from May 9, 2020 to May 9, 2021.
[4]	Number of securities underlying exercisable options is net of 3.3 million share options gifted for no consideration by Mr. Parker in January 2021.

Director Compensation

Since September 2018, the Board compensation program has consisted exclusively of equity-based compensation, generally awarded annually, in the form of nonqualified stock options, RSUs, or a combination thereof.  Unvested director equity compensation awards are forfeited if the director's services are terminated for any reason.  In January 2023, the Board formalized its non-employee director compensation program whereby (i) non-employee directors will continue to solely receive share-based compensation for board and committee service, (ii) share-based compensation will be awarded annually on or about the first month of each year, (iii) the grant-date fair value of non-employee director awards for annual board service shall not exceed $80,000 for board service and no more than $20,000 additional for service on board committees, (iv) the awards shall vest over one year and expire no more than seven years after grant date, and (v) any unvested awards shall be forfeited upon a director's termination of service for any reason.

In January 2025, the compensation committee delayed its annual non-employee director compensation awards pending review of a report from a third-party compensation consultant on independent director compensation.  On July 3, 2025, each of our non-employee directors were awarded, at their discretion, either (i) 275,000 restricted share units (“RSUs”) or (ii) 300,000 nonqualified share options with an exercise price of $0.29 per share for 2025 director compensation.  The awards vested 50% upon grant and 50% on December 31, 2025.  Each of the director awards has a grant-date fair value of approximately $80,000 which aligned with the independent compensation consultant recommendations.

On January 22, 2026, each of our non-employee directors were awarded 370,000 nonqualified share options with an exercise price of $0.24 per share for 2026 director compensation.  The awards vest in two bi-annual installments beginning July 22, 2026.  Each of the director awards has a grant-date fair value of approximately $76,000.

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

The following table summarizes the compensation for each of our non-employee directors who served as a director for any portion of the year ended December 31, 2025.

Name	Stock Awards($) [1]	Option Awards($) [1]	Total ($)
(a)	(b)	(c)	(d)
Sanford Litvack [2]	$-	$-	$-
Paul Rosenbaum [3]	79,750	-	79,750
Robert Sterne [4]	-	75,815	75,815
Lewis Titterton [5]	79,750	-	79,750

1.

The amounts represented in columns (b) and (c) represent the full grant date fair value of share-based awards in accordance with ASC 718.  Refer to Note 14 of the consolidated financial statements included in Item 8 for the assumptions made in the valuation of stock awards.

2.	Mr. Litvack resigned from the Board in April 2025 and received no compensation during the year ended December 31, 2025.
3.	At December 31, 2025, Mr. Rosenbaum has 2,205,000 nonqualified stock options outstanding, all of which are exercisable.
4.	At December 31, 2025, Mr. Sterne has 2,505,000 nonqualified stock options outstanding, all of which are exercisable.
5.	At December 31, 2025, Mr. Titterton has 75,000 nonqualified stock options outstanding, all of which are exercisable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table gives information as of December 31, 2025 about shares of our common stock authorized for issuance under all of our equity compensation plans (in thousands, except for per share amounts):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders (2011 Plan)	175	$0.40	-
Equity compensation plans not approved by security holders [1]	24,494	$0.39	12,867
Total	24,669		12,867

1.

Column (a) includes securities issued under the 2019 Plan and Non Plan Awards.  The type of awards that may be issued under the 2019 Plan is discussed more fully in Note 14 to our consolidated financial statements included in Item 8.

Security Ownership of Certain Beneficial Holders

The following table sets forth certain information as of March 19, 2026 with respect to the stock ownership of (i) those persons or groups who beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group (based upon information furnished by those persons).

As of March 19, 2026, 147,535,024 shares of our common stock were issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class[1]
>5% HOLDERS (EXCLUDING EXECUTIVE OFFICERS AND DIRECTORS)
GEM Partners, LP	15,257,531	[2]	9.99%

EXECUTIVE OFFICERS AND DIRECTORS
Jeffrey Parker [9]	11,170,583	[3]	7.06%
Cynthia French [9]	2,187,133	[4]	1.46%
Paul Rosenbaum [9]	3,959,796	[5]	2.65%
Robert Sterne [9]	2,173,265	[6]	1.45%
Lewis Titterton [9]	8,838,716	[7]	5.99%
All directors and executive officers as a group (5 persons)	28,329,493	[8]	17.24%

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

[2]

GEM Investment Advisors, LLC (“GEM Advisors”) is the general partner of GEM Partners LP (“GEM”) and Flat Rock Partners LP ("Flat Rock").  Mr. Daniel Lewis is the controlling person of GEM Advisors.  GEM Advisors and Mr. Lewis have shared voting and dispositive power.  Beneficial ownership includes (i) 6,600 shares held by Mr. Lewis, (ii) 37,251 shares held by Flat Rock, (iii) 10,011,302 shares held by GEM, (iv) an aggregate of 5,202,378 shares underlying convertible notes held by GEM or Flat Rock.  Excludes an aggregate of 8,670,000 shares underlying convertible notes held by GEM or Flat Rock that are not convertible within 60 days due to exercise limitations.  The principal business address of GEM Advisors and Mr. Lewis is 600 Sylvan Ave, Englewood Cliffs, NJ 07632.  Information derived from a Schedule 13G/A filed by GEM Advisors on May 12, 2025.

[3]

Includes 10,660,000 shares of common stock issuable upon currently exercisable options, 393,324 shares held by Mr. Parker directly, and 117,259 shares held by Jeffrey Parker and Deborah Parker Joint Tenants in Common, over which Mr. Parker has shared voting and dispositive power. Excludes 8,000,000 shares of common stock issuable upon performance-based options that may become exercisable in the future.

[4]	Includes 2,020,550 shares of common stock issuable upon currently exercisable options and excludes 1,000,000 shares of common stock issuable upon options that may become exercisable in the future.
[5]	Includes 1,825,000 shares of common stock issuable upon currently exercisable options and excludes 370,000 shares of common stock issuable upon options that may become exercisable in the future.
[6]	Includes 2,125,000 shares of common stock issuable upon currently exercisable options and excludes 370,000 shares of common stock issuable upon options that may become exercisable in the future.
[7]

Includes 75,000 shares of common stock issuable upon currently exercisable options and 38,760 shares of common stock issuable upon exercisable warrants and excludes 370,000 shares of common stock issuable upon options that may become exercisable in the future.

[8]

Includes 16,744,310 shares of common stock issuable upon currently exercisable options and warrants and excludes 10,110,000 shares of common stock issuable upon options that may become exercisable in the future (see notes 3, 4, 5, 6, and 7 above).

[9]	The person’s address is 4446-1A Hendricks Avenue, Suite 354, Jacksonville, Florida 32207.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions

On November 17, 2025, we sold 4,761,905 shares of common stock at a price of $0.21 per share to Mr. Lewis Titterton, for gross proceeds of $1,000,000.  The $0.21 per share price represents the last sale price ParkerVision’s common stock on November 14, 2025, as reported by the OTCQB Venture Market.  The stock was sold in a registered direct offering under our Shelf that was declared effective by the Securities and Exchange Commission on May 28, 2025.

From time to time, we have sold convertible notes to accredited investors, including certain of our directors (see Note 8).  Mr. Lewis Titterton, prior to becoming a director in June 2023, purchased an aggregate of $425,000 in convertible notes from us, with conversion prices ranging from $0.10 to $0.40 per share and maturity dates ranging from September 2023 to May 2027.  On May 10, 2024, we amended two convertible notes issued in 2019 with an aggregate principal balance of $75,000 to extend the maturity dates to March 2026, reduce the stated interest rate from 8% to 5%, and replace the quarterly interest payments with a single payment of unpaid, accrued interest at the earlier of conversion or maturity of the notes.  We also amended a $50,000 note issued in 2020 and a $200,000 note issued in 2022 to Mr. Titterton to likewise replace the quarterly interest payments with a single, lump sum payment upon conversion or maturity.  In September 2024, Mr. Titterton converted an aggregate of $125,000 in notes issued in 2019 and 2020 into shares of our common stock.  In May 2025, Mr. Titterton converted his remaining $200,000 in notes into shares of our common stock.  At December 31, 2025, Mr. Titterton holds no outstanding convertible notes.

On May 10, 2024, we amended the convertible notes held by Mr. Paul Rosenbaum to defer the payment of interest until the earlier of maturity or conversion.  In October 2024, Mr. Rosenbaum converted all of his outstanding notes into shares of our common stock.

We paid approximately $42,000 and $39,000 in 2025 and 2024, respectively, for patent-related legal services to SKGF, of which Robert Sterne is a partner.  In addition, we paid approximately $150,000 in both 2025 and 2024 for principal and interest on the SKGF Note (see Note 7).  The SKGF Note has an outstanding balance, including accrued interest, of approximately $201,000 at December 31, 2025.

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

Audit Fees. For the years ended December 31, 2025 and 2024, the aggregate fees billed by our principal accountants for professional services rendered for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $231,000 and $167,000, respectively.  For the years ended December 31, 2025 and 2024, the aggregate fees billed by our Prior Accountants for professional services rendered in connection with the audit of our annual financial statements, the review of our financial statements included in our quarterly reports, and services provided in connection with regulatory filings were approximately $25,000 and $58,000, respectively.

Audit Related Fees. For the years ended December 31, 2025 and 2024, there were no fees billed for professional services by our principal accountants or Prior Accountants for assurance and related services.

Tax Fees. For the years ended December 31, 2025 and 2024, there were no fees billed for professional services rendered by our principal accountants or Prior Accountants for tax compliance, tax advice or tax planning.

All Other Fees. For the years ended December 31, 2025 and 2024, there were no fees billed for other professional services by our principal accountants or Prior Accountants.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report:

(1) Financial statements:

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2025 and 2024

Consolidated Statements of Shareholders’ Deficit for the years ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

Notes to Consolidated Financial Statements for the years ended December 31, 2025 and 2024

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

4.1		Form of common stock certificate (incorporated by reference from Exhibit 4.1 of Annual Report on Form 10-K for the year ended December 31, 2015)
4.2		Description of Registered Securities (incorporated by reference from Exhibit 4.7 of Current Report Form 10-K filed March 28, 2023)
10.1	**

Form of 2022 Indemnification Agreement for Directors and Officers (incorporated by reference from Exhibit 10.5 of Quarterly Report on Form 10-Q for the period ended September 30, 2022, filed November 14, 2022)

10.2	**	Standard Form of Employee Option Agreement (incorporated by reference from Exhibit 10.1 of Form 8-K filed January 13, 2021)
10.3	**	2019 Long-Term Incentive Equity Plan, as amended and restated (incorporated by reference from Exhibit 10.1 of Form 8-K filed June 16, 2025)
10.4		Form of 2020 Securities Purchase Agreement between Registrant and Accredited Investors (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed May 5, 2020)
10.5		List of Accredited Investors to March 5, 2020 and March 13, 2020 Securities Purchase Agreements (incorporated by reference from Exhibit 10.74 of Annual Report on Form 10-K filed April 14, 2020)
10.6		List of Accredited Investors to April 29, 2020 Securities Purchase Agreements (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed May 5, 2020)
10.7		List of Accredited Investors to May 22, 2020 Securities Purchase Agreements (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed May 29, 2020)
10.8		List of Accredited Investors to June 8, 2020 Securities Purchase Agreements (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed June 12, 2020)
10.9		List of Accredited Investors to June 29, 2020 Securities Purchase Agreements (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed July 6, 2020)
10.10		List of Accredited Investors to August 19, 2020 Securities Purchase Agreements (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed August 21, 2020)
10.11		List of Accredited Investors to November 17, 2020 Securities Purchase Agreements (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed November 23, 2020)
10.12		List of Accredited Investors to December 11, 2020 Securities Purchase Agreements (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed December 14, 2020)
10.13		List of Accredited Investors to December 21, 2020 Securities Purchase Agreements (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed December 23, 2020)
10.14		List of Accredited Investors to January 5, 2021 Securities Purchase Agreements (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed January 5, 2021)
10.15		Form of 2022 Convertible Note between Registrant and Accredited Investors (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q filed May 11, 2022)
10.16		List of May 10, 2022 Convertible Note Holders (incorporated by reference to Exhibit 10.4 of Quarterly Report on Form 10-Q filed May 11, 2022)
10.17		List of June 2, 2022 Convertible Note Holders (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K filed June 2, 2022)
10.18		List of June 30, 2022 Convertible Note Holders (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K filed July 1, 2022)
10.19		List of August 3, 2022 Convertible Note Holders (incorporated by reference to Exhibit 10.6 of Quarterly Report on Form 10-Q filed August 9, 2022)
10.20		Form of Convertible Promissory Note dated January 13, 2023 (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed January 13, 2023)
10.21		List of Holders of Convertible Notes dated January 13, 2023 (incorporated by reference from Exhibit 10.5 of Current Report on Form 8-K filed January 13, 2023)
10.22		Secured Promissory Note between Registrant and Brickell Key Investments LP dated August 14, 2023 (incorporated by reference from Exhibit 10.1 of Quarterly Report on Form 10-Q filed November 14, 2023)
10.23		Prepaid Forward Purchase Agreement between Registrant and Brickell Key Investments LP (incorporated by reference from Exhibit 10.2 of Quarterly Report on Form 10-Q filed November 14, 2023)
10.24		Amended Convertible Promissory Note between Registrant and Ingalls & Snyder dated September 19, 2018, as amended and restated on September 15, 2023 (incorporated by reference from Exhibit 10.24 of Annual Report on Form 10-K filed March 24, 2025)

10.25		Amended Convertible Promissory Note between Registrant and Ingalls & Snyder dated March 13, 2019, as amended and restated on September 15, 2023 (incorporated by reference from Exhibit 10.25 of Annual Report on Form 10-K filed March 24, 2025)
10.26		Amended Convertible Promissory Note between Registrant and Steven G. Lampe dated March 13, 2019, as amended and restated on September 15, 2023 (incorporated by reference from Exhibit 10.26 of Annual Report on Form 10-K filed March 24, 2025)
10.27		Amended and Restated Convertible Promissory Note dated July 18, 2019 between Registrant and GEM LP (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed July 12, 2024)
10.28		Amended and Restated Convertible Promissory Note dated January 8, 2020 between Registrant and GEM LP (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed July 12, 2024)
10.29		Amended and Restated Convertible Promissory Note dated January 13, 2023 between Registrant and GEM LP (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed July 12, 2024)
10.30		Form of Warrant Agreement between Registrant and Accredited Investors (incorporated by reference from Exhibit 10.3 of Current Report on Form 8-K filed December 31, 2024)
10.31		List of Accredited Investors to December 24, 2024 and December 30, 2024 Subscription Agreements (incorporated by reference from Exhibit 10.4 of Current Report on Form 8-K filed December 31, 2024)
10.32		Subscription Agreement between Registrant and Lewis H. Titterton, Jr. dated November 14, 2025 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed November 17, 2025)
10.33		Form of Subscription Agreement dated November 21, 2025 (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed November 21, 2025)
10.34		List of Accredited Investors to November 21, 2025 Subscription Agreements (incorporated by reference from Exhibit 10.2 of Current Report on Form 8-K filed November 21, 2025)
10.35	**	Form of Nonqualified Performance-Based Stock Option Agreement (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed January 26, 2026)
10.36		Form of Exchange Agreement, dated March 13, 2026, between ParkerVision, Inc. and the noteholders party thereto (incorporated by reference from Exhibit 10.1 of Current Report on Form 8-K filed March 13, 2026)
19.1		Corporate Policy on Insider Trading (incorporated by reference from Exhibit 19.1 of Annual Report on Form 10-K filed March 24, 2025)
21.1	*	Schedule of Subsidiaries
23.1	*	Consent of Frazier & Deeter, LLC
31.1	*	Rule 13a-14 and 15d-14 Certification of Jeffrey L. Parker
31.2	*	Rule 13a-14 and 15d-14 Certification of Cynthia L. French
32.1	*	Section 1350 Certification of Jeffrey L. Parker and Cynthia L. French

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2026
PARKERVISION, INC.
	By:	/s/ Jeffrey L. Parker
Jeffrey L. Parker
Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Jeffrey L. Parker	Chief Executive Officer and	March 23, 2026
Jeffrey L. Parker	Chairman of the Board (Principal
Executive Officer)

By: /s/ Cynthia L. French	Chief Financial Officer (Principal	March 23, 2026
Cynthia L. French	Financial Officer and Principal
Accounting Officer) and Corporate Secretary

By: /s/ Paul A. Rosenbaum	Director	March 23, 2026
Paul A. Rosenbaum

By: /s/ Robert G. Sterne	Director	March 23, 2026
Robert G. Sterne

By: /s/ Lewis H. Titterton	Director	March 23, 2026
Lewis H. Titterton