Form 10-Q
period 2026-03-31
PARKERVISION INC
filed 2026-05-07
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, 147,767,649 shares of the issuer’s common stock, $0.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value data)

	March 31, 2026	December 31, 2025
CURRENT ASSETS:
Cash and cash equivalents	$3,423	$4,360
Prepaid expenses	191	192
Other current assets	228	112
Total current assets	3,842	4,664

Intangible and other assets, net	659	695
Total assets	$4,501	$5,359

CURRENT LIABILITIES:
Accounts payable	$496	$522
Accrued expenses:
Salaries and wages	73	49
Professional fees	71	47
Other accrued expenses	426	422
Related party note payable, current portion	146	144
Convertible notes, current portion	900	1,225
Total current liabilities	2,112	2,409

LONG-TERM LIABILITIES:
Secured contingent payment obligation	40,144	39,650
Unsecured contingent payment obligations	6,342	6,439
Convertible notes, net of current portion	1,408	1,908
Related party note payable, net of current portion	19	57
Total long-term liabilities	47,913	48,054
Total liabilities	50,025	50,463

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.01 par value, 225,000 shares authorized, 147,535 and 143,156 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,475	1,432
Additional paid-in capital	410,162	409,072
Accumulated deficit	(457,161)	(455,608)
Total shareholders' deficit	(45,524)	(45,104)
Total liabilities and shareholders' deficit	$4,501	$5,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Licensing revenue	$-	$-
Cost of sales	(36)	(54)
Gross margin	(36)	(54)

Selling, general, and administrative expenses	958	1,243
Total operating expenses	958	1,243

Interest income	29	32
Interest expense	(60)	(73)
Loss on extinguishment of debt	(131)	-
Change in fair value of contingent payment obligations	(397)	(2,461)
Total other expense	(559)	(2,502)

Provision for income taxes	-	-

Net loss	(1,553)	(3,799)

Other comprehensive income, net of tax	-	-

Comprehensive loss	$(1,553)	$(3,799)

Basic and diluted net loss per common share	$(0.01)	$(0.03)

Basic and diluted weighted average common shares outstanding	144,778	115,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands)

	Common Stock Outstanding	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2025	143,156	$1,432	$409,072	$(455,608)	$(45,104)
Issuance of common stock in debt exchange	3,277	32	787	-	819
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	978	10	139	-	149
Share-based compensation	124	1	164	-	165
Comprehensive loss for the period	-	-	-	(1,553)	(1,553)
Balance as of March 31, 2026	147,535	$1,475	$410,162	$(457,161)	$(45,524)

	Common Stock Outstanding	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2024	113,970	$1,140	$400,630	$(448,182)	$(46,412)
Issuance of common stock and warrants in private offerings, net of issuance costs	-	-	(5)	-	(5)
Issuance of common stock upon exercise of options and warrants	2,148	21	241	-	262
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	1,401	14	224	-	238
Share-based compensation	-	-	122	-	122
Comprehensive loss for the period	-	-	-	(3,799)	(3,799)
Balance as of March 31, 2025	117,519	$1,175	$401,212	$(451,981)	$(49,594)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,553)	$(3,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36	55
Share-based compensation	165	122
Loss on changes in fair value of contingent payment obligations	397	2,461
Loss on debt extinguishment	131	-
Paid in kind interest expense	62	68
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(115)	(129)
Accounts payable and accrued expenses	26	(605)
Net cash used in operating activities	(851)	(1,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized patent costs	-	(34)
Net cash used in investing activities	-	(34)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments from issuance of common stock and warrants in private offerings	-	(5)
Net proceeds from exercise of options and warrants	-	262
Principal payments on long-term debt	(86)	(34)
Net cash (used in) provided by financing activities	(86)	223

NET DECREASE IN CASH AND CASH EQUIVALENTS	(937)	(1,638)

CASH AND CASH EQUIVALENTS, beginning of period	4,360	4,918

CASH AND CASH EQUIVALENTS, end of period	$3,423	$3,280

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

2. Liquidity and Going Concern

For the three months ended March 31, 2026, we incurred a net loss of approximately $1.6 million and incurred negative cash flows from operations of approximately $0.9 million.  At March 31, 2026, we had cash and cash equivalents of approximately $3.4 million and an accumulated deficit of approximately $457.2 million.  At March 31, 2026, we had working capital of $1.7 million, a decrease of approximately $0.5 million from working capital at December 31, 2025.   Our current liabilities at March 31, 2026 include $0.9 million in convertible debt that matures over the next twelve months if not extended by one year at the holder's option in accordance with the terms of the note.   The timing and amount of proceeds, if any, from our patent enforcement actions are difficult to predict.  Furthermore, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these unaudited condensed consolidated financial statements.

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

3. Basis of Presentation

The unaudited condensed consolidated financial statements for the three month period ended  March 31, 2026 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

The year-end condensed consolidated balance sheet data was derived from audited financial statements for the year ended December 31, 2025.  Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with GAAP have been omitted from these unaudited interim condensed consolidated financial statements.  These unaudited interim condensed consolidated financial statements should be read in conjunction with our latest Annual Report on Form 10-K for the year ended  December 31, 2025 (“2025 Annual Report”).  Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

4. Accounting Policies

In November 2024, the FASB issued Accounting Standards Update (ASU) 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20) - Induced Conversions of Convertible Debt Instruments, which clarifies the assessment of whether a transaction should be accounted for as an induced conversion or an extinguishment of convertible debt when changes are made to conversion features as part of an offer to settlement the instrument.  We adopted ASU 2024-04 beginning January 1, 2026, however, it did not have a material impact on our unaudited condensed consolidated financial statements.

There have been no other changes in accounting policies from those stated in our 2025 Annual Report.  We do not expect any newly effective accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.

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

No revenue was recognized during the three months ended March 31, 2026 and 2025.

6. Loss per Common Share

Basic loss per common share is determined based on the weighted-average number of common shares outstanding during each period.  Diluted loss per common share is the same as basic loss per common share as all common share equivalents are excluded from the calculation because their effect is anti-dilutive.

We have shares underlying outstanding options, restricted stock units ("RSUs"), warrants, and convertible notes that were excluded from the computation of diluted loss per share as their effect would have been anti-dilutive.  These anti-dilutive common share equivalents at  March 31, 2026 and 2025 were as follows (in thousands):

	March 31,
	2026	2025
Options outstanding	34,916	24,853
Unvested RSUs	72	350
Warrants outstanding	2,526	4,746
Shares underlying convertible notes	20,709	26,417
	58,223	56,366

7. Intangible and Other Assets, net

Intangible and other assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Patents and copyrights	$10,488	$10,488
Accumulated amortization	(9,832)	(9,796)
Property and equipment, net	3	3
	$659	$695

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

9. Convertible Notes

For the three months ended March 31, 2026, convertible notes with a face value of $0.1 million were converted, at the option of the holder, into approximately 0.8 million shares of our common stock and convertible notes with a face value of $0.05 million were repaid upon maturity.  For the three months ended March 31, 2025, convertible notes with a face value of $0.2 million were converted, at the option of the holder, into approximately 1.3 million shares of our common stock.

Additionally, during the three months ended March 31, 2026, we entered into exchange agreements to exchange outstanding principal and accrued interest of approximately $0.7 million of convertible notes for unregistered shares of our common stock (see Note 13).

We recognized interest expense on our convertible debt of approximately $0.06 million and $0.07 million, respectively for each of the three months ended  March 31, 2026 and 2025.  During the three months ended March 31, 2026 and 2025, we elected to pay approximately $0.05 million and $0.06 million, respectively, of interest in shares of our common stock and issued approximately 0.2 million shares and 0.1 million shares, respectively, of our common stock as interest-in-kind payments.

Convertible notes payable at  March 31, 2026 and  December 31, 2025 consist of the following (in thousands):

				Principal Outstanding as of
				March 31,	December 31,
Description	Fixed Conversion Rate	Stated Interest Rate	Maturity Date	2026	2025
Convertible note dated September 18, 2018	$0.25	8.0%	March 18, 2026	$-	$425
Convertible notes dated March 2019	$0.25	8.0%	March 13, 2026	-	250
Convertible notes dated June/July 2019	$0.10	8.0%	January 15, 2026	-	50
Convertible notes dated July 18, 2019	$0.08	7.5%	July 18, 2026 [1]	500	500
Convertible notes dated January 8, 2020	$0.13	8.0%	January 8, 2027 [1]	400	400
Convertible notes dated June-August 2022	$0.13	8.0%	June 2, 2027 to August 3, 2027	808	908
Convertible note dated January 11, 2023	$0.11	9.0%	January 11, 2028 [1]	500	500
Convertible notes dated January 13, 2023	$0.16	9.0%	January 13, 2028	100	100
Total principal balance				2,308	3,133
Less current portion				900	1,225
				$1,408	$1,908

1  Unless otherwise revoked by the holder within ten days of the then-stated maturity date, the maturity date of the note will automatically extend by one year, for a maximum of ten years.

10. Contingent Payment Obligations

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair value, for the three months ended March 31, 2026 and the year ended  December 31, 2025 (in thousands):

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Secured contingent payment obligation, beginning of period	$39,650	$40,724
Change in fair value	494	(1,074)
Secured contingent payment obligation, end of period	$40,144	$39,650

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

The underlying carrying value of the Note, which includes the Face Value plus accrued interest, was approximately $69.4 million and $67.4 million as of  March 31, 2026 and December 31, 2025, respectively.  The range of potential proceeds payable to Brickell is discussed more fully in Note 11.

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair value, for the three months ended March 31, 2026 and the year ended  December 31, 2025 (in thousands):

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Unsecured contingent payment obligations, beginning of period	$6,439	$5,935
Change in fair value	(97)	504
Unsecured contingent payment obligations, end of period	$6,342	$6,439

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

11. Fair Value Measurements

The fair values of cash and cash equivalents, prepaid and other current assets, accounts payable, accrued expenses, and other current liabilities approximate their carrying values because of the short-term nature of these instruments.

Our convertible notes are recorded at face value in the unaudited condensed consolidated balance sheets as of  March 31, 2026 and December 31, 2025.  As of  March 31, 2026 and December 31, 2025, the estimated fair value of our convertible notes was approximately $2.0 million and $2.8 million, respectively and would be categorized within Level 2 of the fair value hierarchy.

The following tables summarize the fair value of our contingent payment obligations measured at fair value on a recurring basis as of  March 31, 2026 and  December 31, 2025 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026:
Liabilities:
Secured contingent payment obligation	$40,144	$-	$-	$40,144
Unsecured contingent payment obligations	6,342	-	-	6,342

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025:
Liabilities:
Secured contingent payment obligation	$39,650	$-	$-	$39,650
Unsecured contingent payment obligations	6,439	-	-	6,439

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used risk-adjusted discount rates for the secured and unsecured contingent payment obligations of 17.81% and 17.79%, respectively, at March 31, 2026, based on risk-free rates of 3.81% and 3.79%, respectively, as adjusted by 8% for credit risk and 6% for litigation inherent risk.  We used risk-adjusted discount rates for the secured and unsecured contingent payment obligations of 17.55% and 17.47%, respectively, at December 31, 2025, based on risk-free rates of 3.55% and 3.47%, respectively, as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at  March 31, 2026 and December 31, 2025, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

March 31, 2026
	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$-	$70.8	$150.3	$-	$8.1	$10.8
Duration (in years)	0.8	3.8	4.3	0.8	1.8	3.3
Estimated probabilities	15%	21%	30%	15%	21%	30%

December 31, 2025
	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$-	$70.8	$150.3	$-	$8.1	$10.8
Duration (in years)	0.5	3.7	4.5	0.5	1.5	3.0
Estimated probabilities	15%	21%	30%	15%	21%	30%

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

We have a number of cases pending in the Western District of Texas.  Judge Albright, the assigned district court judge in all of our cases in Texas, has announced his intent to step down from the bench at the end of summer 2026.  As a result, the scheduled deadlines in each of our Texas cases may be impacted.

ParkerVision v. Qualcomm (Middle District of Florida-Orlando Division) - Appealed to U.S. Court of Appeals for the Federal Circuit

ParkerVision v. Qualcomm currently has a second appeal underway at the United States Court of Appeals for the Federal Circuit ("CAFC") with respect to this case.  In September 2024, the CAFC issued its opinion on the first appeal of pre-trial rulings in this case, ruling in our favor on all issues and remanding the case back to district court.  Upon reopening the case, the district court granted on reconsideration, a Qualcomm motion for a third claim construction briefing with respect to two previously undisputed claim terms that were critical to the September 2024 appellate court decision. In May 2025, following briefings by both parties, the district court issued a claim construction order adopting Qualcomm's proposed constructions for the two claim terms.  This decision, in essence, precluded us, once again, from asserting our receiver claims in the case.  In June 2025, we filed a Rule 54(b) motion requesting that the court enter a final judgement of noninfringement on our receiver claims, based on the court's claim construction, and sever and stay the remaining transmit claims in the case to allow us to immediately appeal the most recent claim construction order and avoid the inefficiency of potentially two separate trials. The district court granted this motion in August 2025 and we immediately filed an appeal with the CAFC.  The CAFC ordered an expedited schedule and oral arguments are scheduled for June 1, 2026.

ParkerVision v. MediaTek (Western District of Texas)

We filed three patent infringement actions in the Western District of Texas against MediaTek Inc. and MediaTek USA Inc. (collectively, "MediaTek"), alleging infringement of an aggregate of ten of our patents.  A jury trial for the first MediaTek action was scheduled to commence on March 20, 2026.  However, on March 16, 2026 at a pretrial conference, the court postponed the trial date pending requested updates to the expert reports and related briefings.  Although a new trial  date has not yet been determined, the parties have filed a proposed amended case schedule that includes submission of our amended expert reports by May 8, 2026, submission of MediaTek's responsive expert reports by June 5, 2026, close of expert discovery regarding the amended reports by June 19, 2026, and final deadline for all pre-trial motions of July 31, 2026.

The second MediaTek action has been stayed pending the PTAB's final written decisions on IPRs that could impact the patents in this second case. The IPR decisions are expected in May 2026.  The third MediaTek action currently has a trial date scheduled for April 2027.

ParkerVision v. Realtek (Western District of Texas)

We filed two patent infringement actions in the Western District of Texas against Realtek Semiconductor Corp. ("Realtek"), alleging infringement of an aggregate of seven of our patents.  One of the seven patents was dropped from the litigation in August 2024.  The two Realtek cases were scheduled for trial in January 2026 and April 2026, respectively.  In December 2025, the court combined the two cases into a single trial scheduled to commence April 27, 2026, and the parties agreed to narrow the combined case to an aggregate of three patents. In April 2026, as a result of the amended expert reports requested in ParkerVision v. MediaTek, the court postponed the April 27, 2026 trial date.  Although a new trial  date has not yet been determined, the parties have filed a proposed amended case schedule that includes submission of our amended expert reports by May 21, 2026, submission of MediaTek's responsive expert reports by June 11, 2026, close of expert discovery regarding the amended reports by June 19, 2026, and final deadline for all pre-trial motions of July 27, 2026.

ParkerVision v. Texas Instruments (Western District of Texas)

We filed a patent infringement action in the Western District of Texas against Texas Instruments ("TI") in 2023, alleging infringement of three of our patents.  This case was stayed in 2025 pending the PTAB's final written decisions on IPRs for the three patents in this case (see Texas Instruments and NXP v. ParkerVision (PTAB) below).

ParkerVision v. NXP Semiconductors (Western District of Texas)

We filed a patent infringement action in the Western District of Texas against NXP Semiconductors ("NXP") in 2023, alleging infringement of three of our patents.  This case was stayed in 2025 pending the  PTAB's final written decision on IPRs for the three patents in this case (see Texas Instruments and NXP v. ParkerVision (PTAB) below).

MediaTek v. ParkerVision (PTAB)

MediaTek filed a petition for IPR in May 2024 against one of the patents asserted in the second MediaTek infringement action.  The PTAB instituted this IPR in November 2024 and the PTAB is expected to issue its decision in May 2026.  In October 2024, MediaTek filed a third petition for IPR against one of the patents asserted in the third MediaTek action.  The PTAB' instituted this IPR in March 2025 and on March 31, 2026, the PTAB issued its decision, ruling that the challenged claims in this petition were unpatentable.  We have until June 1, 2026 to appeal the PTAB decision to the CAFC.

Texas Instruments and NXP v. ParkerVision (PTAB)

Texas Instruments filed three petitions for IPR in May 2024 against each of the patents asserted in the TI action.  All three IPRs were instituted by the PTAB in November 2024 and in December 2024, the PTAB granted a motion by NXP to join two of the IPRS that for patents asserted against NXP.  In November 2025, the PTAB issued its final written decision in one of the IPRs filed by TI, deeming our challenged patent claims to be unpatentable.  We filed a request for review of this decision by the U.S. Patent and Trademark Office director and that request was denied in March 2026.  We have until May 24, 2026 to appeal this PTAB decision to the CAFC.  The PTAB extended its deadlines with respect to the two joint TI/NXP IPRs until May 2026.

In addition to the actions discussed above, we have additional patent infringement actions against Qualcomm, Apple, Inc., LG, LG Electronics, and TCL that have been stayed pending the outcomes of other active cases.  We also have an ongoing arbitration with the law firm of Goldberg Segalla, LLP over Goldberg claims for contingency fees, disbursements and other advances.  There have been no material changes to these outstanding legal proceedings during the quarter ended March 31, 2026.

13. Stock Authorization and Issuance

Stock Issuances

Debt Exchange

On March 13, 2026, we entered into exchange agreements with certain holders of our outstanding convertible promissory notes that had a fixed conversion price of $0.25 per share and matured in March 2026.  Pursuant to the agreements, the holders agreed to exchange the outstanding principal amount of the notes held by them, together with accrued and unpaid interest thereon through the closing date of the exchange, for unregistered shares of our common stock at an exchange price of $0.21 per share.  In connection with the exchange, we issued an aggregate of approximately 3.3 million shares of common stock to the holders in exchange for the cancellation of notes having an aggregate outstanding principal and unpaid interest of approximately $0.7 million (see Note 9).  We recognized a loss of approximately $0.1 million as a result of the debt extinguishment.

Shelf Registration and Registered Direct Offerings

In May 2025, we filed a shelf registration statement ("Shelf") for the offering of various securities, up to $25.0 million.  The Shelf, which was declared effective May 25, 2025, was intended to provide flexibility for our future capital needs and to fund working capital, capital expenditures, vendor purchases, and other capital needs.  During the year ended December 31, 2025, we sold an aggregate of 21.2 million shares of common stock under the Shelf for gross proceeds of $4.5 million.  Upon filing our 2025 Annual Report, we no longer satisfied the market capitalization eligibility requirements of the Shelf and therefore it can no longer be utilized for our future capital needs.

Common Stock Warrants

During the three months ended March 31, 2026, 1.8 million warrants, with a weighted average exercise price of $1.67 per share, expired unexercised.  As of March 31, 2026, we had remaining outstanding warrants for the purchase of up to 2.5 million shares of our common stock with a weighted average exercise price of $0.60 per share and a weighted average remaining life of approximately 3.1 years.  These warrants have an estimated grant date fair value of $1.2 million which is included in additional paid-in capital in our unaudited condensed consolidated balance sheets.

14. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2025 Annual Report.

On January 22, 2026, our compensation committee approved grants, under our 2019 Long-term Incentive Plan (the "2019 Plan"), of nonqualified performance-based stock options to the CEO, CFO, and a key employee for the purchase of an aggregate of 9.0 million shares.  The options have a five-year performance period, with quarterly measurement dates, and expire ten years from the date of grant.  Vested options are exercisable at a price of $0.24 per share, which was the last sale price of our common stock on the date of grant.  The performance conditions for vesting of these options are based on cumulative net cash received by the company from its patent enforcement actions, after deduction of all attorney contingency fees and contractual repayments of contingent payment obligations to third parties.  The aggregate grant-date fair value of the performance-based awards is approximately $2.2 million which is amortized to share-based compensation expense over the performance period based on the probability of the performance condition being met which is assessed at each interim reporting period.  Upon forfeiture of performance-based options, any previously recognized share-based compensation expense is reversed.

The compensation committee also approved  grants, under the 2019 Plan, of nonqualified time-based stock options  to key employees, including our CFO, for the purchase of up to 1.8 million shares of our common stock at an exercise price of $0.24 per share.  The time-based options vest in four equal biannual installments over a two-year period beginning  July 22, 2026, and expire five years from the date of grant.  In addition, each of our non-employee directors were awarded 370,000 nonqualified stock options with an exercise price of $0.24 per share for 2026 director compensation.  The director awards vest in two bi-annual installments beginning  July 22, 2026.

For the three months ended March 31, 2026 and 2025, we recognized share-based compensation expense of approximately $0.2 million and $0.1 million, respectively.  Share-based compensation includes expense attributable to equity-based awards to employees, directors and third parties and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive loss.  As of March 31, 2026, there was $1.6 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  The cost is expected to be recognized over a weighted-average remaining life of approximately 3.5 years.

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

Segment information for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Licensing gross margin	$(36)	$(54)
Interest income	29	32

Cash expenses:
Personnel related expenses	432	412
Litigation & legal expenses	42	167
Third-party consulting expenses	75	146
Patent maintenance expenses	6	19

Non-cash expenses:
Share-based compensation	165	122
In-kind interest expense	57	70
Loss on debt extinguishment	131	-
Change in fair value of contingent payment obligations	397	2,461

Other segment items [1]	241	380

Net loss	$(1,553)	$(3,799)

1 Other segment items primarily include costs incurred for insurance, shareholder and public relations, audit and other professional fees, outsourced information technology services, and employee travel.

Our segment assets represent our total assets as presented on the unaudited condensed consolidated balance sheets at  March 31, 2026 and December 31, 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations contained in this Item.  When used in this Quarterly Report and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “expects”, “will likely result”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements.”  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties identified in our annual report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) and in this Item 2 of Part I of this Quarterly Report.  Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, reliance on our intellectual property, the outcome of our intellectual property litigation and the ability to obtain adequate financing in the future.  We have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

Recent Events

Legal Proceedings

On April 21, 2026, the Court of Appeals for the Federal Circuit ("CAFC") has scheduled oral arguments for June 1, 2026 in our expedited appeal of the district court decision in ParkerVision v. Qualcomm.

The patent infringement trials against MediaTek and Realtek, scheduled to commence in March 2026 and April 2026, respectively, were postponed by the district court pending updates to the expert reports and related briefings.   The parties have submitted proposed amended scheduling orders to the court that include submission of our revised expert reports in May 2026, submission of the defendants' responsive expert reports in June  2026, and final deadlines for all pre-trial motions by the end of July 2026.  The revised trial dates are yet to be determined, and the district court judge assigned to these cases has recently announced his intent to step down at the end of summer 2026.   We do not yet know the impact of the district court judge's retirement on the case schedules for our cases pending in the Western District of Texas.

See Note 12 to our unaudited condensed consolidated financial statements for a complete update on our legal proceedings.

Debt Exchange

On March 13, 2026, we entered into exchange agreements with certain holders of our outstanding convertible promissory notes.  Pursuant to the agreements, the holders agreed to exchange the outstanding principal amount of the notes held by them, together with accrued and unpaid interest thereon through the closing date of the exchange, for shares of our common stock at an exchange price of $0.21 per share.  In connection with the exchanges we issued an aggregate of 3,277,099 shares of common stock to the holders in exchange for the cancellation of notes having an aggregate outstanding principal amount of $675,000 and accrued and unpaid interest of approximately $13,200.

Liquidity and Capital Resources

We used cash for operations of approximately $0.9 million and $1.8 for the three months ended March 31, 2026 and 2025, respectively.  The decrease in cash used for operations from 2025 to 2026 is primarily due to accrued bonuses paid in and increases in legal, accounting and other third-party professional fees for services during the three months ended March 31, 2025.

At March 31, 2026, we had cash and cash equivalents of approximately $3.4 million and an accumulated deficit of $457.2 million.  Our working capital at March 31, 2026, was $1.7 million, a decrease of approximately $0.5 million from working capital at December 31, 2025.  Our current liabilities at March 31, 2026 include $0.9 million in convertible debt that matures over the next twelve months if not extended by one year at the holder's option in accordance with the terms of the note.  The timing and amount of proceeds, if any, from our patent enforcement actions are difficult to predict.  Furthermore, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these unaudited condensed consolidated financial statements.

Our convertible notes have conversion prices that are below the market price of our common stock as of March 31, 2026.  We anticipate that all of our outstanding convertible notes will either (i) be converted by the holders prior to their scheduled maturity dates, or (ii) have their maturity dates automatically extended as provided under the terms of certain agreements; however, conversion and/or extension is at the option of the holders and there can be no assurance with respect to the holders' behavior.  Even with the anticipated conversions or extensions of our convertible debt, our current capital resources are not sufficient to meet our liquidity needs for the next twelve months and we may be required to seek additional capital.  Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations, (ii) our ability to control operating costs, (iii) the behavior of our convertible note holders, and/or (iv) our ability to obtain additional debt or equity financing.  We expect that proceeds received by us from patent enforcement actions and technology licenses over the next twelve months may not alone be sufficient to cover our working capital requirements.

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

Results of Operations for the Three Months Ended March 31, 2026 and 2025

Revenue and Cost of Sales

We reported no licensing revenue for the three months ended March 31, 2026 and 2025.  Cost of sales for the three months ended March 31, 2026 and 2025 consists of amortization expense related to the patents covered under license agreements.  Revenue resulting from our patent enforcement actions is highly unpredictable with respect to the amount and timing of receipt, and there can be no assurance that we will achieve our anticipated results.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of personnel and related costs, including share-based compensation, outside professional fees for business consulting, legal and accounting services, litigation fees and expenses, and costs incurred for insurance.

Our selling, general and administrative expenses decreased by $0.3 million, or 22.9%, during the three months ended March 31, 2026 when compared to the same period in 2025.  This is primarily the result of a $0.3 million decrease in outside professional fees, including litigation related costs.

The decrease in outside professional fees for the three months ended March 31, 2026 is a result of decreased expenditures related to our social media and public awareness campaign, business and financial advisory services, and litigation costs related to our cert petition filed with the Supreme Court in 2025.

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

For the three months ended March 31, 2026 and 2025, we recorded aggregate increases in the fair value of our secured and unsecured contingent payment obligations of approximately $0.4 million and $2.5 million, respectively.  The changes in fair value for the three months ended March 31, 2026 and 2025 were primarily the result of changes in the estimated amount and timing of projected future cash outflows due to changes in the status of our patent infringement cases, increases in accrued interest on our secured contingent payment obligation, and changes in the risk-free rates of return used in the calculation of present value.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of March 31, 2026, we had remaining outstanding warrants for the purchase of up to 2.5 million shares of our common stock with a weighted average exercise price of $0.60 per share and a weighted average remaining life of approximately 3.1 years. These warrants have an estimated grant date fair value of $1.2 million which is included in additional paid-in capital in our unaudited condensed consolidated balance sheets.

Critical Accounting Policies

There have been no changes in accounting policies from those stated in our 2025 Annual Report.  We do not expect any newly effective accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2026.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds, Issuer Purchases of Equity Securities.

On March 13, 2026, we issued an aggregate of 3,277,099 shares of our common stock to certain holders of our convertible promissory notes in exchange for the cancellation of their outstanding notes having an aggregate outstanding principal amount of $675,000 and accrued and unpaid interest of approximately $13,200.

The shares of common stock issued in the exchange were issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act.  The shares were issued solely to existing holders of the notes and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934) adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

ParkerVision, Inc.
Registrant

May 7, 2026	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 7, 2026	By:	/s/Cynthia L. French
Cynthia L. French
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)