Form 10-Q
period 2026-06-30
PARKERVISION INC
filed 2026-08-06
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, 148,226,874 shares of the issuer’s common stock, $0.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	(Unaudited)
	June 30, 2026	December 31, 2025
CURRENT ASSETS:
Cash and cash equivalents	$2,501	$4,360
Prepaid expenses	311	192
Other current assets	246	112
Total current assets	3,058	4,664

Intangible and other assets, net	623	695
Total assets	$3,681	$5,359

CURRENT LIABILITIES:
Accounts payable	$500	$522
Accrued expenses:
Salaries and wages	43	49
Professional fees	115	47
Other accrued expenses	433	422
Related party note payable, current portion	129	144
Convertible notes, current portion	1,050	1,225
Total current liabilities	2,270	2,409

LONG-TERM LIABILITIES:
Secured contingent payment obligation	39,010	39,650
Unsecured contingent payment obligations	5,753	6,439
Convertible notes, net of current portion	1,258	1,908
Related party note payable, net of current portion	-	57
Total long-term liabilities	46,021	48,054
Total liabilities	48,291	50,463

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.01 par value, 225,000 shares authorized, 147,792 and 143,156 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,478	1,432
Additional paid-in capital	410,925	409,072
Accumulated deficit	(457,013)	(455,608)
Total shareholders' deficit	(44,610)	(45,104)
Total liabilities and shareholders' deficit	$3,681	$5,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Licensing revenue	$-	$-	$-	$-
Cost of sales	(35)	(51)	(71)	(106)
Gross margin	(35)	(51)	(71)	(106)

Selling, general, and administrative expenses	1,514	3,843	2,472	5,086
Total operating expenses	1,514	3,843	2,472	5,086

Interest income	23	24	52	57
Interest expense	(49)	(68)	(109)	(141)
Loss on extinguishment of debt	-	-	(131)	-
Change in fair value of contingent payment obligations	1,723	2,304	1,326	(157)
Total other income (expense)	1,697	2,260	1,138	(241)

Provision for income taxes	-	-	-	-

Net income (loss)	148	(1,634)	(1,405)	(5,433)

Other comprehensive income, net of tax	-	-	-	-

Comprehensive income (loss)	$148	$(1,634)	$(1,405)	$(5,433)

Earnings (loss) per common share
Basic	$0.00	$(0.01)	$(0.01)	$(0.05)
Diluted	$0.00	$(0.01)	$(0.01)	$(0.05)

Weighted average common shares outstanding
Basic	147,741	118,797	146,268	117,322
Diluted	168,772	118,797	146,268	117,322

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands)

	Common Stock Outstanding	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2025	143,156	$1,432	$409,072	$(455,608)	$(45,104)
Issuance of common stock in debt exchange	3,277	32	787	-	819
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	978	10	139	-	149
Share-based compensation	124	1	164	-	165
Comprehensive loss for the period	-	-	-	(1,553)	(1,553)
Balance as of March 31, 2026	147,535	$1,475	$410,162	$(457,161)	$(45,524)
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	233	2	44	-	46
Share-based compensation	24	1	719	-	720
Comprehensive income for the period	-	-	-	148	148
Balance as of June 30, 2026	147,792	$1,478	$410,925	$(457,013)	$(44,610)

	Common Stock Outstanding	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2024	113,970	$1,140	$400,630	$(448,182)	$(46,412)
Issuance of common stock and warrants in private offerings, net of issuance costs	-	-	(5)	-	(5)
Issuance of common stock upon exercise of options and warrants	2,148	21	241	-	262
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	1,401	14	224	-	238
Share-based compensation	-	-	122	-	122
Comprehensive loss for the period	-	-	-	(3,799)	(3,799)
Balance as of March 31, 2025	117,519	$1,175	$401,212	$(451,981)	$(49,594)
Issuance of common stock and warrants in private offerings, net of issuance costs	-	-	(63)	-	(63)
Issuance of common stock upon exercise of options and warrants	94	1	15	-	16
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	1,844	19	265	-	284
Share-based compensation	125	1	2,650	-	2,651
Comprehensive loss for the period	-	-	-	(1,634)	(1,634)
Balance as of June 30, 2025	119,582	$1,196	$404,079	$(453,615)	$(48,340)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,405)	$(5,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72	106
Share-based compensation	885	2,773
(Gain) loss on changes in fair value of contingent payment obligations	(1,326)	157
Loss on debt extinguishment	131	-
Paid in kind interest expense	108	152
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(253)	(125)
Accounts payable and accrued expenses	51	(599)
Net cash used in operating activities	(1,737)	(2,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized patent costs	-	(43)
Net cash used in investing activities	-	(43)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments from issuance of common stock and warrants in private offerings	-	(68)
Net proceeds from exercise of options and warrants	-	278
Principal payments on long-term debt	(122)	(68)
Net cash (used in) provided by financing activities	(122)	142

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,859)	(2,870)

CASH AND CASH EQUIVALENTS, beginning of period	4,360	4,918

CASH AND CASH EQUIVALENTS, end of period	$2,501	$2,048

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

2. Liquidity and Going Concern

For the six months ended June 30, 2026, we incurred a net loss of approximately $1.4 million and incurred negative cash flows from operations of approximately $1.7 million.  At June 30, 2026, we had cash and cash equivalents of approximately $2.5 million and an accumulated deficit of approximately $457.0 million.  At June 30, 2026, we had working capital of $0.8 million, a decrease of approximately $1.5 million from working capital at December 31, 2025.  Our current liabilities at June 30, 2026 include $1.1 million in convertible debt that matures over the next twelve months if not converted, extended under the terms of the note, or otherwise modified.  The timing and amount of proceeds, if any, from our patent enforcement actions are difficult to predict.  Furthermore, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  These circumstances indicate there is substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these unaudited condensed consolidated financial statements.

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

3. Basis of Presentation

The unaudited condensed consolidated financial statements for the three and six month periods ended  June 30, 2026 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

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

No revenue was recognized during the six months ended June 30, 2026 and 2025.

6. Earnings (Loss) per Common Share

Basic earnings (loss) per common share is determined based on the weighted-average number of common shares outstanding during each period.  The dilutive effect of outstanding options and warrants is calculated using the treasury stock method.  The dilutive effect of shares underlying convertible notes was calculated using the if-converted method. The following table shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 (net income and shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$148	$(1,634)	$(1,405)	$(5,433)
Effect of dilutive securities	47	-	-	-
Net income (loss) adjusted for dilutive effect	195	(1,634)	(1,405)	(5,433)

Denominator:
Weighted-average basic shares outstanding	147,741	118,797	146,268	117,322
Effect of dilutive securities	21,031	-	-	-
Weighted-average diluted shares	168,772	118,797	146,268	117,322

Basic earnings (loss) per share	$0.00	$(0.01)	$(0.01)	$(0.05)
Diluted earnings (loss) per share	$0.00	$(0.01)	$(0.01)	$(0.05)

Diluted earnings (loss) per common share for the three and six months ended June 30, 2026 and 2025 excludes common share equivalents that are anti-dilutive.

The anti-dilutive common share equivalents at  June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options outstanding	27,630	25,684	34,846	25,684
Unvested RSUs	48	225	48	225
Warrants outstanding	2,526	4,346	2,526	4,346
Shares underlying convertible notes	-	24,878	20,709	24,878
	30,204	55,133	58,129	55,133

7. Intangible and Other Assets, net

Intangible and other assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Patents and copyrights	$10,488	$10,488
Accumulated amortization	(9,867)	(9,796)
Property and equipment, net	2	3
	$623	$695

8. Related Party Note Payable

We have an unsecured promissory note of approximately $0.1 million payable to Sterne, Kessler, Goldstein, & Fox, PLLC (“SKGF”), a related party, for outstanding unpaid fees for legal services.  The SKGF note, as amended from time to time, accrues interest at a rate of 4% per annum, requires monthly payments of principal and interest of $12,500 with a final balloon payment of approximately $0.02 million in  April 2027.

9. Convertible Notes

For the six months ended June 30, 2026, convertible notes with a face value of $0.1 million were converted, at the option of the holder, into approximately 0.8 million shares of our common stock and convertible notes with a face value of $0.05 million were repaid upon maturity.  For the six months ended June 30, 2025, convertible notes with a face value of $0.4 million were converted, at the option of the holder, into approximately 2.8 million shares of our common stock, including $0.2 million of convertible notes held by related parties.

Additionally, during the six months ended June 30, 2026, we entered into exchange agreements to exchange outstanding principal and accrued interest of approximately $0.7 million of convertible notes for unregistered shares of our common stock (see Note 13).

We recognized interest expense on our convertible debt of approximately $0.1 million for each of the six months ended June 30, 2026 and 2025, respectively.  During each of the six months ended June 30, 2026 and 2025, we elected to pay approximately $0.1 million of interest in shares of our common stock and issued approximately 0.4 million shares of our common stock as interest-in-kind payments in each period.

Convertible notes payable at  June 30, 2026 and  December 31, 2025 consist of the following (in thousands):

				Principal Outstanding as of
				June 30,	December 31,
Description	Fixed Conversion Rate	Stated Interest Rate	Maturity Date	2026	2025
Convertible note dated September 18, 2018	$0.25	8.0%	March 18, 2026	$-	$425
Convertible notes dated March 2019	$0.25	8.0%	March 13, 2026	-	250
Convertible notes dated June/July 2019	$0.10	8.0%	January 15, 2026	-	50
Convertible notes dated July 18, 2019	$0.08	7.5%	July 18, 2027 [1]	500	500
Convertible notes dated January 8, 2020	$0.13	8.0%	January 8, 2027 [1]	400	400
Convertible notes dated June-August 2022	$0.13	8.0%	June 2, 2027 to August 3, 2027	808	908
Convertible note dated January 11, 2023	$0.11	9.0%	January 11, 2028 [1]	500	500
Convertible notes dated January 13, 2023	$0.16	9.0%	January 13, 2028	100	100
Total principal balance				2,308	3,133
Less current portion				1,050	1,225
				$1,258	$1,908

1  Unless otherwise revoked by the holder within ten days of the then-stated maturity date, the maturity date of the note will automatically extend by one year, for a maximum of ten years.

10. Contingent Payment Obligations

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair value, for the six months ended June 30, 2026 and the year ended  December 31, 2025 (in thousands):

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Secured contingent payment obligation, beginning of period	$39,650	$40,724
Change in fair value	(640)	(1,074)
Secured contingent payment obligation, end of period	$39,010	$39,650

Our secured contingent payment obligation consists of a secured, non-recourse note (the "Note") and a prepaid forward purchase agreement (the "PPFPA") with Brickell Key Investments, LP (“Brickell”).  The Note has a face value of $45.5 million ("Face Value"), accrues simple interest at a fixed rate, and matures on August 14, 2028.  Payments under the Note will be made solely from proceeds from our patent assets, net of contingent fees payable to attorneys ("Distributions").  We are obligated to pay Brickell one hundred percent (100%) of the first $5.8 million in Distributions, and thereafter will pay Brickell a percentage of Distributions, which varies depending upon the origin of the Distributions, until the Face Value of the Note, and accrued interest thereon, has been repaid in full.  If the amounts payable to Brickell from Distributions are insufficient to repay the face value and interest accrued on the Note by the maturity date, our remaining repayment obligations under the Note will be reduced to zero with future payment obligations, if any, being determined under the PPFPA.  The Note is secured by our patent assets and related proceeds and contains standard and customary representations, warranties and covenants.  The Note contains events of default including, but not limited to, (a) failure to pay principal or interest on the Note when due; (b) breach of representations or covenants; (c) impairment in the perfection or priority of Brickell's security interests in the collateral; and (d) bankruptcy or dissolution of the Company.  In the event of a default, the outstanding principal and accrued interest on the Note will become immediately due and payable.  The PPFPA extends beyond the maturity date of the Note and provides that Brickell is entitled to a specified percentage of monetary recoveries resulting from our patent-related actions to the extent not already paid to Brickell under the Note, or otherwise prior to the inception of the Note.  The PPFPA also contains standard and customary representations, warranties and covenants.  The Note and PPFPA are collectively referred to as our secured contingent payment obligation.

We have elected to measure our secured contingent payment obligation at its estimated fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods (see Note 11).  The secured contingent payment obligation is remeasured to fair value at each reporting period with changes recorded in the unaudited condensed consolidated statements of comprehensive income (loss) until the contingency is resolved.

The underlying carrying value of the Note, which includes the Face Value plus accrued interest, was approximately $71.5 million and $67.4 million as of  June 30, 2026 and December 31, 2025, respectively.  The range of potential proceeds payable to Brickell is discussed more fully in Note 11.

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair value, for the six months ended June 30, 2026 and the year ended  December 31, 2025 (in thousands):

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Unsecured contingent payment obligations, beginning of period	$6,439	$5,935
Change in fair value	(686)	504
Unsecured contingent payment obligations, end of period	$5,753	$6,439

Our unsecured contingent payment obligations represent amounts payable to others from future patent-related proceeds including (i) a termination fee due to a litigation funder and (ii) contingent payment rights issued to accredited investors in connection with equity financings.  We have elected to measure these unsecured contingent payment obligations at their estimated fair value based on probability-weighted estimated cash outflows, discounted back to present value using a discount rate determined in accordance with accepted valuation methods.  The unsecured contingent payment obligations will be remeasured to fair value at each reporting period with changes recorded in the unaudited condensed consolidated statements of comprehensive income (loss) until the contingency is resolved (see Note 11).  The maximum repayment obligation for our unsecured contingent payment obligations is approximately $10.8 million.

11. Fair Value Measurements

The fair values of cash and cash equivalents, prepaid and other current assets, accounts payable, accrued expenses, and other current liabilities approximate their carrying values because of the short-term nature of these instruments.

Our convertible notes are recorded at face value in the unaudited condensed consolidated balance sheets as of  June 30, 2026 and December 31, 2025.  As of  June 30, 2026 and December 31, 2025, the estimated fair value of our convertible notes was approximately $2.0 million and $2.8 million, respectively, and would be categorized within Level 2 of the fair value hierarchy.

The following tables summarize the fair value of our contingent payment obligations measured at fair value on a recurring basis as of  June 30, 2026 and  December 31, 2025 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026:
Liabilities:
Secured contingent payment obligation	$39,010	$-	$-	$39,010
Unsecured contingent payment obligations	5,753	-	-	5,753

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025:
Liabilities:
Secured contingent payment obligation	$39,650	$-	$-	$39,650
Unsecured contingent payment obligations	6,439	-	-	6,439

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used risk-adjusted discount rates for the secured and unsecured contingent payment obligations of 18.15% and 18.14%, respectively, at June 30, 2026, based on risk-free rates of 4.15% and 4.14%, respectively, as adjusted by 8% for credit risk and 6% for litigation inherent risk.  We used risk-adjusted discount rates for the secured and unsecured contingent payment obligations of 17.55% and 17.47%, respectively, at December 31, 2025, based on risk-free rates of 3.55% and 3.47%, respectively, as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at  June 30, 2026 and December 31, 2025, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

June 30, 2026
	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$-	$69.1	$146.6	$-	$7.8	$10.8
Duration (in years)	1.0	3.5	4.0	1.0	1.9	3.5
Estimated probabilities	15%	21%	30%	15%	21%	30%

December 31, 2025
	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$-	$70.8	$150.3	$-	$8.1	$10.8
Duration (in years)	0.5	3.7	4.5	0.5	1.5	3.0
Estimated probabilities	15%	21%	30%	15%	21%	30%

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

ParkerVision v. Qualcomm (Middle District of Florida-Orlando Division) - Appealed to U.S. Court of Appeals for the Federal Circuit

ParkerVision v. Qualcomm currently has a second appeal underway at the United States Court of Appeals for the Federal Circuit ("CAFC") with respect to this case.  In September 2024, the CAFC issued its opinion on the first appeal of pre-trial rulings in this case, ruling in our favor on all issues and remanding the case back to district court.  Upon reopening the case, the district court granted on reconsideration, Qualcomm's motion for a third claim construction briefing with respect to two previously undisputed claim terms that were critical to the September 2024 appellate court decision. In May 2025, following briefing by both parties, the district court issued a claim construction order adopting Qualcomm's proposed constructions for the two claim terms.  This decision, in essence, precluded us, once again, from asserting our receiver claims in the case.  In June 2025, we filed a Rule 54(b) motion requesting that the court enter a final judgment of noninfringement on our receiver claims, based on the court's claim construction, and sever and stay the remaining transmit claims in the case to allow us to immediately appeal the most recent claim construction order and avoid the inefficiency of potentially two separate trials. The district court granted this motion in August 2025, and we immediately filed an appeal with the CAFC, requesting an expedited schedule.   Qualcomm filed a motion to dismiss the appeal for lack of proper jurisdiction.  The CAFC granted the expedited schedule and ordered the parties to brief the jurisdictional issue in their briefs along with the basis for the appeal.  Oral argument was held on June 1, 2026, and we are currently awaiting a decision from the CAFC.

ParkerVision v. MediaTek (Western District of Texas)

We filed three patent infringement actions in the Western District of Texas against MediaTek Inc. and MediaTek USA Inc. (collectively, "MediaTek"), alleging infringement of an aggregate of ten of our patents.  A jury trial for the first MediaTek action was scheduled to commence on March 20, 2026.  However, on March 16, 2026, at a pretrial conference, the court postponed the trial date pending requested updates to the expert reports and related briefings.  We submitted our supplemental expert reports in May 2026.  The current schedule provides for all final pre-trial motions to be submitted by October 12, 2026.  A new trial date has not yet been set, and it is expected that Judge Albright's replacement will preside over the trial given Albright's pending departure from the bench.

The second MediaTek action was stayed pending the PTAB's final written decisions on IPRs that could impact the patents in this case. The PTAB issued an unfavorable decision in May 2026 which we appealed to the CAFC (see MediaTek v. ParkerVision (PTAB) below).

The third MediaTek action currently has a trial date tentatively scheduled for April 2027, although we anticipate this date will be extended based on the current case status.

ParkerVision v. Realtek (Western District of Texas)

We filed two patent infringement actions in the Western District of Texas against Realtek Semiconductor Corp. ("Realtek"), alleging infringement of an aggregate of seven of our patents.  One of the seven patents was dropped from the litigation in August 2024.  The two Realtek cases were scheduled for trial in January 2026 and April 2026, respectively.  In December 2025, the court combined the two cases into a single trial scheduled to commence April 27, 2026, and the parties agreed to narrow the combined case to an aggregate of three patents. In April 2026, as a result of the amended expert reports requested in ParkerVision v. MediaTek, the court postponed the April 27, 2026 trial date.  In April 2026, the court issued an order vacating all dates in this case following Judge Albright's announcement of his intent to step down from the bench.   A new judge has been assigned to this case, but no trial date or other deadlines have been set yet in this case.

ParkerVision v. Texas Instruments (Western District of Texas)

We filed a patent infringement action in the Western District of Texas against Texas Instruments ("TI") in 2023, alleging infringement of three of our patents.  This case was stayed in 2025 pending the PTAB's final written decisions on IPRs for the three patents in this case.  The PTAB has issued unfavorable decisions for each of the three IPRs, and we are seeking appeal of these decisions (see Texas Instruments and NXP v. ParkerVision (PTAB) below).

ParkerVision v. NXP Semiconductors (Western District of Texas)

We filed a patent infringement action in the Western District of Texas against NXP Semiconductors ("NXP") in 2023, alleging infringement of three of our patents.  This case was stayed in 2025 pending the  PTAB's final written decisions on IPRs for the three patents in this case.  The PTAB has issued unfavorable decisions for each of the three IPRs, and we are seeking appeal of these decisions (see Texas Instruments and NXP v. ParkerVision (PTAB) below).

MediaTek v. ParkerVision (PTAB)

MediaTek filed a petition for IPR in May 2024 against the '686 patent, one of the patents asserted in the second MediaTek infringement action.  The PTAB instituted this IPR in November 2024, and in May 2026, the PTAB issued its final written decision determining that the challenged claims in this petition were unpatentable. We appealed this decision to the CAFC in July 2026.

In October 2024, MediaTek filed a petition for IPR against the '593 patent, one of the patents asserted in the third MediaTek action.  The PTAB instituted this IPR in March 2025.  On  March 31, 2026, the PTAB issued its decision, ruling that the challenged claims in this petition were unpatentable.  In June 2026, we filed an appeal with the CAFC with respect to this PTAB decision.

Texas Instruments and NXP v. ParkerVision (PTAB)

Texas Instruments filed three petitions for IPR in May 2024 against each of the patents asserted in the TI action.  All three IPRs were instituted by the PTAB in November 2024 and in December 2024, the PTAB granted a motion by NXP to join two of the IPRs for patents also asserted against NXP.  In November 2025, the PTAB issued its final written decision in one of the IPRs filed by TI, deeming the challenged claims of our '342 patent to be unpatentable.  We filed a request for review of this decision by the U.S. Patent and Trademark Office ("USPTO") director and that request was denied in March 2026.  In May 2026, we filed an appeal with the CAFC.

In May 2026, the PTAB issued its final written decisions with respect to the joint TI/NXP IPRs against our '528 and '177 patents, finding the challenged claims of each of these patents to be unpatentable.   We filed a request for review of the '528 patent decision by the USPTO director in June 2026 and filed an appeal with the CAFC with respect to the '177 patent in July 2026.

Other Patent-Related Actions

In addition to the actions discussed above, we have additional patent infringement actions against Qualcomm, Apple, Inc., LG, LG Electronics, and TCL that have been stayed pending the outcomes of other active cases.  There have been no material changes to these outstanding legal proceedings during the six months ended June 30, 2026.

Other Non-Patent Legal Actions

We are currently in arbitration proceedings with a former litigation firm, Goldberg Segalla LLP ("Goldberg") for disputed amounts due upon termination of that firm's engagement in 2021. We have been indemnified by our subsequent litigation firm for the costs of these proceedings.  Our litigation funder, Brickell, filed a lawsuit against Goldberg for alleged amounts owed by Goldberg to Brickell under a lending agreement.  Goldberg countersued Brickell and also named our litigation counsel, Daignault Iyer ("DI") and our chief executive officer, Jeffrey Parker, alleging that the attorney contingency fees from our 2023 litigation settlement were improperly disbursed.  We have been indemnified for legal fees related to these actions.

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

Common Stock Warrants

During the six months ended June 30, 2026, 1.8 million warrants, with a weighted average exercise price of $1.67 per share, expired unexercised.  As of June 30, 2026, we had remaining outstanding warrants for the purchase of up to 2.5 million shares of our common stock with a weighted average exercise price of $0.60 per share and a weighted average remaining life of approximately 2.9 years.  These warrants have an estimated grant date fair value of $1.2 million which is included in additional paid-in capital in our unaudited condensed consolidated balance sheets.

14. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2025 Annual Report.

During the six months ended June 30, 2026, the compensation committee of our Board of Directors (the "Committee") granted nonqualified share options under our 2019 Long-term Incentive Plan (the "2019 Plan") to executives and key employees for the purchase of up to 10.8 million shares of our common stock at an exercise price of $0.24 per share, including performance-based stock options awarded to the CEO, CFO, and a key employee for the purchase of up to 9.0 million shares.  The performance-based options have a five-year performance period, with quarterly measurement dates, and expire ten years from the date of grant.  The performance conditions for vesting of these options are based on cumulative net cash received by the Company from its patent enforcement actions, after deduction of all attorney contingency fees and contractual repayments of contingent payment obligations to third parties.  The aggregate grant-date fair value of the performance-based awards is approximately $2.2 million which is amortized to share-based compensation expense over the performance period based on the probability of the performance condition being met which is assessed at each interim reporting period.  Upon forfeiture of performance-based options, any previously recognized share-based compensation expense is reversed. The remaining awards are time-based options that vest in four equal biannual installments and have a grant date fair value of approximately $0.5 million that will be amortized to share-based compensation expense over the two-year vesting period.

In April 2026, the Committee also authorized the modification of an aggregate of 5.53 million fully-vested, nonqualified share options held by executives, board members, and key employees.  The options, which were awarded in August 2019, are exercisable at $0.171 per share and had an original expiration date of August 7, 2026.  The Committee extended the expiration date of the options by three years, or until August 7, 2029.  No other modifications were made to these awards.  We recognized a one-time, non-cash charge to share-based compensation expense of approximately $0.6 million, representing the incremental fair value of the options as a result of the modification, based on a Black-Scholes option pricing model.

During the six months ended June 30, 2025, the Committee authorized the modification of an aggregate of 10.65 million fully-vested, nonqualified share options held by executives and key employees.  The options, which were awarded in January 2021, are exercisable at $0.54 per share and had an original expiration date of January 11, 2026.  The Committee extended the expiration date of the options by five years, or until January 11, 2031.  No other modifications were made to these awards.  We recognized a one-time, non-cash charge to share-based compensation expense of approximately $2.5 million, representing the incremental fair value of the options as a result of the modification, based on a Black-Scholes option pricing model.

For the three months ended June 30, 2026 and 2025, we recognized share-based compensation expense, including expense related to the modification of awards, of approximately $0.7 million and $2.7 million, respectively.  For the six months ended June 30, 2026 and 2025, we recognized share-based compensation expense, including expense related to the modifications of awards, of approximately $0.9 million and $2.8 million, respectively.  Share-based compensation includes expense attributable to equity-based awards to employees, directors, and third parties and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income (loss).  As of June 30, 2026, there was $1.4 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  The cost is expected to be recognized over a weighted-average remaining life of approximately 3.5 years.

15. Segment Information

Our operations constitute a single reportable segment, focused on licensing our innovative, fundamental wireless technologies, often through patent infringement actions.  All revenues, operating expenses, and assets attributable to this segment are reflected in the unaudited condensed consolidated financial statements.  Our Chief Executive Officer and Chief Financial Officer, collectively, are considered to be the chief operating decision maker ("CODM").  The CODM uses consolidated net income (loss), along with consideration of certain significant cash and noncash expense categories, to assess performance by comparing to and monitoring against budget and prior year results.  This information is used to manage resources and invest in key strategic priorities.

Segment information for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Licensing gross margin	$(35)	$(51)	$(71)	$(106)
Interest income	23	24	52	57

Cash expenses:
Personnel related expenses	433	417	865	829
Litigation & legal expenses	67	167	109	334
Third-party consulting expenses	37	248	112	395
Patent maintenance expenses	13	4	19	23

Non-cash expenses:
Share-based compensation	720	2,651	885	2,773
In-kind interest expense	48	65	105	135
Loss on debt extinguishment	-	-	131	-
Change in fair value of contingent payment obligations	(1,723)	(2,304)	(1,326)	157

Other segment items [1]	245	359	486	738

Net income (loss)	$148	$(1,634)	$(1,405)	$(5,433)

1 Other segment items primarily include costs incurred for insurance, shareholder and public relations, audit and other professional fees, outsourced information technology services, and employee travel.

Our segment assets represent our total assets as presented on the unaudited condensed consolidated balance sheets at  June 30, 2026 and December 31, 2025.

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

Recent Events

Legal Proceedings

On June 1, 2026, oral argument was held before the Court of Appeals for the Federal Circuit ("CAFC") in ParkerVision v. Qualcomm.  We are currently awaiting a ruling from the CAFC.

The patent infringement trials against MediaTek and Realtek, scheduled to commence in March 2026 and April 2026, respectively, were postponed by the district court pending updates to the expert reports and related briefings.  We have submitted our supplemental expert reports to the court.  The district court judge originally assigned to these cases announced his intent to step down at the end of summer 2026.  The Realtek case has been reassigned to a new judge and we anticipate the MediaTek case, as well as our other pending Texas cases, will also be reassigned.  We do not yet have revised case schedules for these cases.  See Note 12 to our unaudited condensed consolidated financial statements for a complete update on our legal proceedings.

Liquidity and Capital Resources

We used cash for operations of approximately $1.7 million and $3.0 million for the six months ended June 30, 2026 and 2025, respectively.  The decrease in cash used for operations from 2025 to 2026 is primarily due to bonus payments in 2025 and decreases in legal, accounting and other third-party professional fees for services during the six months ended June 30, 2026.

At June 30, 2026, we had cash and cash equivalents of approximately $2.5 million and an accumulated deficit of $457.0 million.  Our working capital at June 30, 2026, was $0.8 million, a decrease of approximately $1.5 million from working capital at December 31, 2025.  Our current liabilities at June 30, 2026 include $1.1 million in convertible debt that matures over the next twelve months if not converted, extended under the terms of the note, or otherwise modified.  The timing and amount of proceeds, if any, from our patent enforcement actions are difficult to predict.  Furthermore, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these unaudited condensed consolidated financial statements.

Our convertible notes have conversion prices that are near the market price of our common stock as of June 30, 2026.  We anticipate that all of our outstanding convertible notes will either (i) be converted by the holders prior to their scheduled maturity dates, or (ii) have their maturity dates automatically extended as provided under the terms of certain agreements; however, conversion and/or extension is at the option of the holders and there can be no assurance with respect to the holders' behavior.  Even with the anticipated conversions or extensions of our convertible debt, our current capital resources are not sufficient to meet our liquidity needs for the next twelve months and we may be required to seek additional capital.  Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations, (ii) our ability to control operating costs, (iii) the behavior of our convertible note holders, and/or (iv) our ability to obtain additional debt or equity financing.  We expect that proceeds received by us from patent enforcement actions and technology licenses over the next twelve months may not alone be sufficient to cover our working capital requirements.

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

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

Revenue and Cost of Sales

We reported no licensing revenue for the three and six months ended June 30, 2026 and 2025.  Cost of sales for the three and six months ended June 30, 2026 and 2025 consists of amortization expense related to the patents covered under license agreements.  Revenue resulting from our patent enforcement actions is highly unpredictable with respect to the amount and timing of receipt, and there can be no assurance that we will achieve our anticipated results.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of personnel and related costs, including share-based compensation, outside professional fees for business consulting, legal and accounting services, litigation fees and expenses, and costs incurred for insurance.

Our selling, general and administrative expenses decreased by $2.3 million, or 60.6%, during the three months ended June 30, 2026 when compared to the same period in 2025.  This is primarily the result of a $1.9 million decrease in total share-based compensation and a $0.3 million decrease in outside professional fees, including litigation related costs.

Our selling, general and administrative expenses decreased by $2.6 million, or 51.4%, during the six months ended June 30, 2026 when compared to the same period in 2025.  This is primarily the result of a $1.9 million decrease in total share-based compensation and a $0.8 million decrease in outside professional fees, including litigation related costs.

The decrease in share-based compensation expense for the three and six months ended June 30, 2026 is primarily the result of one-time, non-cash charges recognized upon the modifications of previously issued option awards as discussed in Note 14 in the unaudited condensed consolidated financial statements.  The decrease in outside professional fees for the three and six months ended June 30, 2026 is a result of decreased expenditures related to our social media and public awareness campaign, business and financial advisory services, and litigation costs primarily related to a petition for a writ of certiorari we filed with the Supreme Court in 2025.

Change in Fair Value of Contingent Payment Obligations

We have elected to measure our secured and unsecured contingent payment obligations at fair value which is based on significant unobservable inputs.  We estimated the fair value of our secured and unsecured contingent payment obligations using a probability-weighted income approach based on the estimated present value of projected future cash outflows using a risk-adjusted discount rate.  Increases or decreases in the significant unobservable inputs could result in significant increases or decreases in fair value.  The changes in fair value for the three and six months ended June 30, 2026 were primarily the result of changes in the estimated amount and timing of projected future cash outflows due to changes in the status of our patent infringement cases, increases in accrued interest on our secured contingent payment obligation, and changes in the risk-free rates of return used in the calculation of present value.

Off-Balance Sheet Transactions, Arrangements and Other Relationships

As of June 30, 2026, we had remaining outstanding warrants for the purchase of up to 2.5 million shares of our common stock with a weighted average exercise price of $0.60 per share and a weighted average remaining life of approximately 2.9 years.  These warrants have an estimated grant date fair value of $1.2 million which is included in additional paid-in capital in our unaudited condensed consolidated balance sheets.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2026.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds, Issuer Purchases of Equity Securities.

There were unregistered sales of equity securities or issuer purchase of equity securities during the three months ended June 30, 2026.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

ParkerVision, Inc.
Registrant

August 6, 2026	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 6, 2026	By:	/s/Cynthia L. French
Cynthia L. French
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)