Form 10-Q
period 2026-09-30
PARKERVISION INC
filed 2026-11-10
CIK 914139

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, 149,246,616 shares of the issuer’s common stock, $0.01 par value, were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

PARKERVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	(unaudited)
	September 30, 2026	December 31, 2025
CURRENT ASSETS:
Cash and cash equivalents	$1,642	$4,360
Prepaid expenses	166	192
Other current assets	357	112
Total current assets	2,165	4,664

Intangible and other assets, net	602	695
Total assets	$2,767	$5,359

CURRENT LIABILITIES:
Accounts payable	$590	$522
Accrued expenses:
Salaries and wages	79	49
Professional fees	60	47
Other accrued expenses	420	422
Related party note payable, current portion	93	144
Convertible notes, current portion	1,708	1,225
Total current liabilities	2,950	2,409

LONG-TERM LIABILITIES:
Secured contingent payment obligation	36,733	39,650
Unsecured contingent payment obligations	5,975	6,439
Convertible notes, net of current portion	600	1,908
Related party note payable, net of current portion	-	57
Total long-term liabilities	43,308	48,054
Total liabilities	46,258	50,463

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Common stock, $0.01 par value, 225,000 shares authorized, 148,251 and 143,156 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,482	1,432
Additional paid-in capital	411,137	409,072
Accumulated deficit	(456,110)	(455,608)
Total shareholders' deficit	(43,491)	(45,104)
Total liabilities and shareholders' deficit	$2,767	$5,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Licensing revenue	$-	$-	$-	$-
Cost of sales	(33)	(50)	(104)	(156)
Gross margin	(33)	(50)	(104)	(156)

Selling, general, and administrative expenses	1,086	1,504	3,558	6,590
Total operating expenses	1,086	1,504	3,558	6,590

Interest income	15	11	67	68
Interest expense	(48)	(66)	(157)	(207)
Loss on extinguishment of debt	-	-	(131)	-
Change in fair value of contingent payment obligations	2,055	(357)	3,381	(514)
Total other income (expense)	2,022	(412)	3,160	(653)

Provision for income taxes	-	-	-	-

Net income (loss)	903	(1,966)	(502)	(7,399)

Other comprehensive income, net of tax	-	-	-	-

Comprehensive income (loss)	$903	$(1,966)	$(502)	$(7,399)

Earnings (loss) per common share
Basic	$0.01	$(0.02)	$(0.00)	$(0.06)
Diluted	$0.01	$(0.02)	$(0.00)	$(0.06)

Weighted average common shares outstanding
Basic	148,167	120,147	146,908	118,274
Diluted	168,512	120,147	146,908	118,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

(in thousands)

	Common Stock Outstanding	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2025	143,156	$1,432	$409,072	$(455,608)	$(45,104)
Issuance of common stock in debt exchange	3,277	32	787	-	819
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	978	10	139	-	149
Share-based compensation	124	1	164	-	165
Comprehensive loss for the period	-	-	-	(1,553)	(1,553)
Balance as of March 31, 2026	147,535	$1,475	$410,162	$(457,161)	$(45,524)
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	233	2	44	-	46
Share-based compensation	24	1	719	-	720
Comprehensive income for the period	-	-	-	148	148
Balance as of June 30, 2026	147,792	$1,478	$410,925	$(457,013)	$(44,610)
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	435	4	42	-	46
Share-based compensation	24	-	170	-	170
Comprehensive income for the period	-	-	-	903	903
Balance as of September 30, 2026	148,251	$1,482	$411,137	$(456,110)	$(43,491)

	Common Stock Outstanding	Common Stock, Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
Balance as of December 31, 2024	113,970	$1,140	$400,630	$(448,182)	$(46,412)
Issuance of common stock and warrants in private offerings, net of issuance costs	-	-	(5)	-	(5)
Issuance of common stock upon exercise of options and warrants	2,148	21	241	-	262
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	1,401	14	224	-	238
Share-based compensation	-	-	122	-	122
Comprehensive loss for the period	-	-	-	(3,799)	(3,799)
Balance as of March 31, 2025	117,519	$1,175	$401,212	$(451,981)	$(49,594)
Issuance of common stock and warrants in private offerings, net of issuance costs	-	-	(63)	-	(63)
Issuance of common stock upon exercise of options and warrants	94	1	15	-	16
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	1,844	19	265	-	284
Share-based compensation	125	1	2,650	-	2,651
Comprehensive loss for the period	-	-	-	(1,634)	(1,634)
Balance as of June 30, 2025	119,582	$1,196	$404,079	$(453,615)	$(48,340)
Issuance of common stock upon conversion and payment of interest-in-kind on convertible debt	413	4	79	-	83
Share-based compensation	399	4	382	-	386
Comprehensive loss for the period	-	-	-	(1,966)	(1,966)
Balance as of September 30, 2025	120,394	$1,204	$404,540	$(455,581)	$(49,837)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PARKERVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(502)	$(7,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105	157
Share-based compensation	1,055	3,159
(Gain) loss on changes in fair value of contingent payment obligations	(3,381)	514
Loss on debt extinguishment	131	-
Paid in kind interest expense	154	215
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(219)	(126)
Accounts payable and accrued expenses	109	(591)
Net cash used in operating activities	(2,548)	(4,071)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(3)
Capitalized patent costs	(12)	(49)
Net cash used in investing activities	(12)	(52)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments from issuance of common stock and warrants in private offerings	-	(68)
Net proceeds from exercise of options and warrants	-	278
Principal payments on long-term debt	(158)	(104)
Net cash (used in) provided by financing activities	(158)	106

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,718)	(4,017)

CASH AND CASH EQUIVALENTS, beginning of period	4,360	4,918

CASH AND CASH EQUIVALENTS, end of period	$1,642	$901

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

2. Liquidity and Going Concern

For the nine months ended September 30, 2026, we incurred a net loss of approximately $0.5 million and incurred negative cash flows from operations of approximately $2.5 million.  At September 30, 2026, we had cash and cash equivalents of approximately $1.6 million and an accumulated deficit of approximately $456.1 million.  At September 30, 2026, we had a working capital deficit of $0.8 million, a decrease of approximately $3.0 million from working capital at December 31, 2025.  Our current liabilities at September 30, 2026 include $1.7 million in convertible debt that matures over the next twelve months if not converted, extended under the terms of the note, or otherwise modified.  The timing and amount of proceeds, if any, from our patent enforcement actions are difficult to predict.  Furthermore, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  These circumstances indicate there is substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these unaudited condensed consolidated financial statements.

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

3. Basis of Presentation

The unaudited condensed consolidated financial statements for the three- and nine-month periods ended  September 30, 2026 were prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Operating results for the nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or future years.  All normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial condition and results of operations have been included.

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

No revenue was recognized during the nine months ended September 30, 2026 and 2025.

6. Earnings (Loss) per Common Share

Basic earnings (loss) per common share is determined based on the weighted-average number of common shares outstanding during each period.  The dilutive effect of outstanding options and warrants is calculated using the treasury stock method.  The dilutive effect of shares underlying convertible notes was calculated using the if-converted method. The following table shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 (net income and shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$903	$(1,966)	$(502)	$(7,399)
Effect of dilutive securities	46	-	-	-
Net income (loss) adjusted for dilutive effect	949	(1,966)	(502)	(7,399)

Denominator:
Weighted-average basic shares outstanding	148,167	120,147	146,908	118,274
Effect of dilutive securities	20,345	-	-	-
Weighted-average diluted shares	168,512	120,147	146,908	118,274

Basic earnings (loss) per share	$0.01	$(0.02)	$(0.00)	$(0.06)
Diluted earnings (loss) per share	$0.01	$(0.02)	$(0.00)	$(0.06)

Diluted earnings (loss) per common share for the three and nine months ended September 30, 2026 and 2025 excludes common share equivalents that are anti-dilutive.

The anti-dilutive common share equivalents at  September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options outstanding	33,786	25,469	33,786	25,469
Unvested RSUs	24	920	24	920
Warrants outstanding	2,526	4,346	2,526	4,346
Shares underlying convertible notes	-	24,678	20,709	24,678
	36,336	55,413	57,045	55,413

7. Intangible and Other Assets, net

Intangible and other assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Patents and copyrights	$10,500	$10,488
Accumulated amortization	(9,900)	(9,796)
Property and equipment, net	2	3
	$602	$695

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

9. Convertible Notes

For the nine months ended September 30, 2026, convertible notes with a face value of $0.1 million were converted, at the option of the holder, into approximately 0.8 million shares of our common stock and convertible notes with a face value of $0.05 million were repaid upon maturity.  For the nine months ended September 30, 2025, convertible notes with a face value of $0.4 million were converted, at the option of the holder, into approximately 2.8 million shares of our common stock, including $0.2 million of convertible notes held by related parties.

Additionally, during the nine months ended September 30, 2026, we entered into exchange agreements to exchange outstanding principal and accrued interest of approximately $0.7 million of convertible notes for unregistered shares of our common stock (see Note 13).

We recognized interest expense on our convertible debt of approximately $0.15 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively.  We elected to pay all interest in shares of our common stock and issued approximately 0.9 million and 0.6 million shares of our common stock as interest-in-kind payments for the nine months ended September 30, 2026 and 2025, respectively.

Convertible notes payable at  September 30, 2026 and  December 31, 2025 consist of the following (in thousands):

				Principal Outstanding as of
				September 30,	December 31,
Description	Fixed Conversion Rate	Stated Interest Rate	Maturity Date	2026	2025
Convertible note dated September 18, 2018	$0.25	8.0%	March 18, 2026	$-	$425
Convertible notes dated March 2019	$0.25	8.0%	March 13, 2026	-	250
Convertible notes dated June/July 2019	$0.10	8.0%	January 15, 2026	-	50
Convertible notes dated July 18, 2019	$0.08	7.5%	July 18, 2027 [1]	500	500
Convertible notes dated January 8, 2020	$0.13	8.0%	January 8, 2027 [1]	400	400
Convertible notes dated June-August 2022	$0.13	8.0%	June 2, 2027 to August 3, 2027	808	908
Convertible note dated January 11, 2023	$0.11	9.0%	January 11, 2028 [1]	500	500
Convertible notes dated January 13, 2023	$0.16	9.0%	January 13, 2028	100	100
Total principal balance				2,308	3,133
Less current portion				1,708	1,225
				$600	$1,908

1  Unless otherwise revoked by the holder within ten days of the then-stated maturity date, the maturity date of the note will automatically extend by one year, for a maximum of ten years.

10. Contingent Payment Obligations

Secured Contingent Payment Obligation

The following table provides a reconciliation of our secured contingent payment obligation, measured at estimated fair value, for the three and nine months ended September 30, 2026 and 2025, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Secured contingent payment obligation, beginning of period	$39,010	$40,371	$39,650	$40,724
Change in fair value	(2,277)	410	(2,917)	57
Secured contingent payment obligation, end of period	$36,733	$40,781	$36,733	$40,781

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

The contractual amount of the Note, which includes the Face Value plus accrued interest, was approximately $73.5 million and $67.4 million as of  September 30, 2026 and December 31, 2025, respectively.  The range of potential proceeds payable to Brickell is discussed more fully in Note 11.

Unsecured Contingent Payment Obligations

The following table provides a reconciliation of our unsecured contingent payment obligations, measured at estimated fair value, for the three and nine months ended September 30, 2026 and 2025, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unsecured contingent payment obligations, beginning of period	$5,753	$6,445	$6,439	$5,935
Change in fair value	222	(53)	(464)	457
Unsecured contingent payment obligations, end of period	$5,975	$6,392	$5,975	$6,392

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

Our convertible notes are recorded at face value in the unaudited condensed consolidated balance sheets as of  September 30, 2026 and December 31, 2025.  As of  September 30, 2026 and December 31, 2025, the estimated fair value of our convertible notes was approximately $2.1 million and $2.8 million, respectively, and would be categorized within Level 2 of the fair value hierarchy.

The following tables summarize the fair value of our contingent payment obligations measured at fair value on a recurring basis as of  September 30, 2026 and  December 31, 2025 (in thousands):

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026:
Liabilities:
Secured contingent payment obligation	$36,733	$-	$-	$36,733
Unsecured contingent payment obligations	5,975	-	-	5,975

		Fair Value Measurements
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025:
Liabilities:
Secured contingent payment obligation	$39,650	$-	$-	$39,650
Unsecured contingent payment obligations	6,439	-	-	6,439

The fair values of our secured and unsecured contingent payment obligations were estimated using a probability-weighted income approach based on various cash flow scenarios as to the outcome of patent-related actions both in terms of timing and amount, discounted to present value using a risk-adjusted rate.  We used risk-adjusted discount rates for the secured and unsecured contingent payment obligations of 19.0% and 18.88%, respectively, at September 30, 2026, based on risk-free rates of 5.0% and 4.88%, respectively, as adjusted by 8% for credit risk and 6% for litigation inherent risk.  We used risk-adjusted discount rates for the secured and unsecured contingent payment obligations of 17.55% and 17.47%, respectively, at December 31, 2025, based on risk-free rates of 3.55% and 3.47%, respectively, as adjusted by 8% for credit risk and 6% for litigation inherent risk.

The following table provides quantitative information about the significant unobservable inputs used in the measurement of fair value for both the secured and unsecured contingent payment obligations at  September 30, 2026 and December 31, 2025, including the lowest and highest undiscounted payout scenarios as well as a weighted average payout scenario based on relative undiscounted fair value of each cash flow scenario.

September 30, 2026
	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$-	$68.3	$202.0	$-	$7.8	$10.8
Duration (in years)	0.8	3.8	5.8	0.8	1.7	5.8
Estimated probabilities	10%	12%	25%	10%	13%	25%

December 31, 2025
	Secured Contingent Payment Obligation			Unsecured Contingent Payment Obligations
Unobservable Inputs	Low	Weighted Average	High	Low	Weighted Average	High

Estimated undiscounted cash outflows (in millions)	$-	$70.8	$150.3	$-	$8.1	$10.8
Duration (in years)	0.5	3.7	4.5	0.5	1.5	3.0
Estimated probabilities	15%	21%	30%	15%	21%	30%

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

ParkerVision v. Qualcomm (Middle District of Florida-Orlando Division) - Appealed to U.S. Court of Appeals for the Federal Circuit

On September 30, 2026, the U.S. Court of Appeals for the Federal Circuit ("CAFC") ruled that it did not have proper jurisdiction over the issues set forth in the Company's expedited appeal filed in October 2025 with respect to the district court's claim construction for the Company's receiver technology claims that resulted in summary judgment dismissal of the receiver portion of the case.  As a result of this CAFC decision, the case will be reopened in district court for a trial on the transmitter-only portion of the case.  Following the district court's final judgment on the transmitter technology case, the Company will be able to refile its appeal for the receiver claim construction.  The damages asserted by our expert in the transmitter-only case are estimated at $440 million, with the remaining $860 million in damages being represented by the receiver claims.  These amounts represent damages sought, not awards, and there can be no assurance that we will recover any damages.

ParkerVision v. MediaTek (Western District of Texas)

We filed three patent infringement actions in the Western District of Texas against MediaTek Inc. and MediaTek USA Inc. (collectively, "MediaTek"), alleging infringement of an aggregate of ten of our patents.  A jury trial for the first MediaTek action was scheduled to commence on March 20, 2026.  However, on March 16, 2026, at a pretrial conference, the court postponed the trial date pending requested updates to the expert reports and related briefings.  We submitted our supplemental expert reports in May 2026 and briefings on these reports have been completed.  In August 2026, Judge Albright, the assigned judge in this case, retired from the bench.  We are currently awaiting assignment of our case to a new judge and the establishment of a revised trial schedule.

The second MediaTek action was stayed pending the PTAB's final written decisions on IPRs that could impact the patents in this case.  The PTAB issued an unfavorable decision in May 2026 which we appealed to the CAFC (see MediaTek v. ParkerVision (PTAB) below).

The third MediaTek action was also stayed in October 2026, pending a decision by the CAFC on a PTAB ruling on one of the patents in this case, the '593 patent (see MediaTek v. ParkerVision (PTAB) below).

ParkerVision v. Realtek (Western District of Texas)

We filed two patent infringement actions in the Western District of Texas against Realtek Semiconductor Corp. ("Realtek"), alleging infringement of an aggregate of seven of our patents.  One of the seven patents was dropped from the litigation in August 2024.  The two Realtek cases were scheduled for trial in January 2026 and April 2026, respectively.  In December 2025, the court combined the two cases into a single trial scheduled to commence April 27, 2026, and the parties agreed to narrow the combined case to an aggregate of three patents. In April 2026, as a result of the amended expert reports requested in ParkerVision v. MediaTek, the court postponed the April 27, 2026 trial date.  The court then issued an order vacating all dates in this case following Judge Albright's announcement of his intent to step down from the bench.  A new judge has been assigned to this case, but no trial date or other deadlines have been set yet in this case.

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

In May 2026, the PTAB issued its final written decisions with respect to the joint TI/NXP IPRs against our '528 and '177 patents, finding the challenged claims of each of these patents to be unpatentable.  We filed a request for review of the '528 patent decision by the USPTO director in June 2026 which was denied in August 2026.  We have filed appeals with the CAFC with respect to both of these patents.

Other Patent-Related Actions

In addition to the actions discussed above, we have additional patent infringement actions against Qualcomm, Apple, Inc., LG, LG Electronics, and TCL that have been stayed pending the outcomes of other active cases.  There have been no material changes to these outstanding legal proceedings during the nine months ended September 30, 2026.

Other Non-Patent Legal Actions

We are currently in arbitration proceedings with a former litigation firm, Goldberg Segalla LLP ("Goldberg") for disputed amounts due upon termination of that firm's engagement in 2021.  Our litigation funder, Brickell, filed a lawsuit against Goldberg for alleged amounts owed by Goldberg to Brickell under a lending agreement.  Goldberg countersued Brickell and also named our litigation counsel, Daignault Iyer ("DI") and our chief executive officer, Jeffrey Parker, alleging that the attorney contingency fees from our 2023 litigation settlement were improperly disbursed.  A motion to dismiss Mr. Parker from the litigation was filed in September 2026.  We have been indemnified for the disputed amounts and defense costs related to these actions.

On August 31, 2026, working with The Oversight Project, formerly part of the Heritage Foundation, we filed a complaint and request for declaratory and injunctive relief against the National Archives and Records Administration (“NARA”) under the Freedom of Information Act (“FOIA”) to compel the production of records from 2014 regarding our prior patent infringement case against Qualcomm. The complaint was filed in the Middle District of Florida following our December 2025 request for documents and our subsequent unsuccessful attempts to obtain any of the thousands of documents that NARA identified as responsive to our request.  To date, NARA has not produced any responsive documents or indicated why the documents have not been produced.  NARA has a deadline of November 13, 2026 to respond to our complaint.

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

Common Stock Warrants

During the nine months ended September 30, 2026, 1.8 million warrants, with a weighted average exercise price of $1.67 per share, expired unexercised.  As of September 30, 2026, we had remaining outstanding warrants for the purchase of up to 2.5 million shares of our common stock with a weighted average exercise price of $0.60 per share and a weighted average remaining life of approximately 2.6 years.  These warrants have an estimated grant date fair value of $1.2 million which is included in additional paid-in capital in our unaudited condensed consolidated balance sheets.

14. Share-Based Compensation

There has been no material change in the assumptions used to compute the fair value of our equity awards, nor in the method used to account for share-based compensation from those stated in our 2025 Annual Report.

During the nine months ended September 30, 2026, the compensation committee of our Board of Directors (the "Committee") granted nonqualified share options under our 2019 Long-term Incentive Plan (the "2019 Plan") to executives and key employees for the purchase of up to 10.8 million shares of our common stock at an exercise price of $0.24 per share, including performance-based stock options awarded to the CEO, CFO, and a key employee for the purchase of up to 9.0 million shares.  The performance-based options have a five-year performance period, with quarterly measurement dates, and expire ten years from the date of grant.  The performance conditions for vesting of these options are based on cumulative net cash received by the Company from its patent enforcement actions, after deduction of all attorney contingency fees and contractual repayments of contingent payment obligations to third parties.  The aggregate grant-date fair value of the performance-based awards is approximately $2.2 million which is amortized to share-based compensation expense over the performance period based on the probability of the performance condition being met which is assessed at each interim reporting period.  Upon forfeiture of performance-based options, any previously recognized share-based compensation expense is reversed.  The remaining awards are time-based options that vest in four equal biannual installments and have a grant date fair value of approximately $0.5 million that will be amortized to share-based compensation expense over the two-year vesting period.

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

During the nine months ended September 30, 2025, the Committee authorized the modification of an aggregate of 10.65 million fully-vested, nonqualified share options held by executives and key employees.  The options, which were awarded in January 2021, are exercisable at $0.54 per share and had an original expiration date of January 11, 2026.  The Committee extended the expiration date of the options by five years, or until January 11, 2031.  No other modifications were made to these awards.  We recognized a one-time, non-cash charge to share-based compensation expense of approximately $2.5 million, representing the incremental fair value of the options as a result of the modification, based on a Black-Scholes option pricing model.

For the three months ended September 30, 2026 and 2025, we recognized share-based compensation expense, including expense related to the modification of awards, of approximately $0.2 million and $0.4 million, respectively.  For the nine months ended September 30, 2026 and 2025, we recognized share-based compensation expense, including expense related to the modifications of awards, of approximately $1.1 million and $3.2 million, respectively.  Share-based compensation includes expense attributable to equity-based awards to employees, directors, and third parties and is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of comprehensive income (loss).  As of September 30, 2026, there was $1.2 million of total unrecognized compensation cost related to all non-vested share-based compensation awards.  The cost is expected to be recognized over a weighted-average remaining life of approximately 3.44 years.

In October 2026, our Board of Directors appointed William G. Walters as a director, filling a vacancy created by the expansion of our board from four to five members.  Following the appointment, the Committee awarded Mr. Walters 0.5 million fully-vested shares of our common stock under the 2019 Plan as board compensation valued at approximately $40,000.

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

Segment information for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Licensing gross margin	$(33)	$(50)	$(104)	$(156)
Interest income	15	11	67	68

Cash expenses:
Personnel related expenses	450	427	1,315	1,256
Litigation & legal expenses	98	23	207	357
Third-party consulting expenses	87	282	199	677
Patent maintenance expenses	13	21	32	44

Non-cash expenses:
Share-based compensation	170	386	1,055	3,159
In-kind interest expense	46	64	151	199
Loss on debt extinguishment	-	-	131	-
Change in fair value of contingent payment obligations	(2,055)	357	(3,381)	514

Other segment items [1]	270	367	756	1,105

Net income (loss)	$903	$(1,966)	$(502)	$(7,399)

1 Other segment items primarily include costs incurred for insurance, shareholder and public relations, audit and other professional fees, outsourced information technology services, and employee travel.

Our segment assets represent our total assets as presented on the unaudited condensed consolidated balance sheets at  September 30, 2026 and December 31, 2025.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We believe that it is important to communicate our future expectations to our shareholders and to the public.  This Quarterly Report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, including, in particular, statements about our future plans, objectives, and expectations contained in this Item.  When used in this Quarterly Report and in future filings by us with the Securities and Exchange Commission (“SEC”), the words or phrases “expects”, “will likely result”, “will continue”, “is anticipated”, “estimated” or similar expressions are intended to identify “forward-looking statements.”  Readers are cautioned not to place undue reliance on such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including the risks and uncertainties identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) and in this Item 2 of Part I of this Quarterly Report.  Examples of such risks and uncertainties include general economic and business conditions, competition, unexpected changes in technologies and technological advances, reliance on our intellectual property, the outcome of our intellectual property litigation and the ability to obtain adequate financing in the future.  Except as required by law, we have no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

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

Recent Events

Legal Proceedings

On September 30, 2026, the CAFC determined that it did not have proper jurisdiction over the issues on the expedited appeal filed by us in October 2025 in ParkerVision v. Qualcomm.  As a result, the case will be returned to the middle district of Florida (Orlando) for scheduling of a trial on the transmitter-only claims, representing approximately 34% of the original damages estimated by our expert for the case.  Following final judgment in the transmitter-only case, we will be able to re-file an appeal of the district court's claim construction decisions that eliminated our receiver claims from the case.  The CAFC's decision essentially results in a bifurcation of the original case between transmit and receive technology claims.

On August 31, 2026, working with The Oversight Project of the Heritage Foundation, we filed a complaint and request for declaratory and injunctive relief against the National Archives and Records Administration (“NARA”) under the Freedom of Information Act (“FOIA”) to compel the production of records from 2014 regarding our prior patent infringement case against Qualcomm. The complaint was filed in the Middle District of Florida following our December 2025 request for documents and our subsequent unsuccessful attempts to obtain any of the thousands of documents that NARA identified as responsive to our request.  To date, NARA has not produced any responsive documents or indicated why the documents have not been produced.  NARA has a deadline of November 13, 2026 to respond to our complaint.

The patent infringement trials against MediaTek and Realtek, scheduled to commence in March 2026 and April 2026, respectively, were postponed by the district court pending updates to the expert reports and related briefings.  The supplemental expert reports have been refiled in both cases.  The district court judge originally assigned to these cases left the bench in August 2026.  The Realtek case has been reassigned to a new judge and we are awaiting reassignment of the MediaTek case, as well as our other pending Texas cases.  We do not yet have revised case schedules for these cases.  See Note 12 to our unaudited condensed consolidated financial statements for a complete update on our legal proceedings.

Liquidity and Capital Resources

We used cash for operations of approximately $2.5 million and $4.1 million for the nine months ended September 30, 2026 and 2025, respectively.  The decrease in cash used for operations from 2025 to 2026 is primarily due to bonus payments in 2025 and decreases in legal, accounting and other third-party professional fees for services during the nine months ended September 30, 2026.

At September 30, 2026, we had cash and cash equivalents of approximately $1.6 million and an accumulated deficit of $456.1 million.  We had a working capital deficit at September 30, 2026, of $0.8 million, a decrease of approximately $3.0 million from working capital at December 31, 2025.  Our current liabilities at September 30, 2026 include $1.7 million in convertible debt that matures over the next twelve months if not converted, extended under the terms of the note, or otherwise modified.  The timing and amount of proceeds, if any, from our patent enforcement actions are difficult to predict.  Furthermore, a significant amount of future proceeds that we may receive from our patent enforcement and licensing programs will be utilized to repay borrowings and legal fees and expenses under our contingent funding arrangements.  These circumstances raise substantial doubt about our ability to continue to operate as a going concern for a period of one year following the issue date of these unaudited condensed consolidated financial statements.

Our convertible notes have conversion prices that are at or above the market price of our common stock as of September 30, 2026.  We anticipate that all of our outstanding convertible notes will either (i) be converted by the holders prior to their scheduled maturity dates, or (ii) have their maturity dates automatically extended as provided under the terms of certain agreements; however, conversion and/or extension is at the option of the holders and there can be no assurance with respect to the holders' behavior.  Even with the anticipated conversions or extensions of our convertible debt, our current capital resources are not sufficient to meet our liquidity needs for the next twelve months and we may be required to seek additional capital.  Our existing shelf registration statement is unavailable for future securities offerings (see Note 13).  Our ability to meet our liquidity needs for the next twelve months is dependent upon (i) our ability to successfully negotiate licensing agreements and/or settlements relating to the use of our technologies by others in excess of our contingent payment obligations, (ii) our ability to control operating costs, (iii) the behavior of our convertible note holders, and/or (iv) our ability to obtain additional debt or equity financing.  We expect that proceeds received by us from patent enforcement actions and technology licenses over the next twelve months may not alone be sufficient to cover our working capital requirements.

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

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

Revenue and Cost of Sales

We reported no licensing revenue for the three and nine months ended September 30, 2026 and 2025.  Cost of sales for the three and nine months ended September 30, 2026 and 2025 consists of amortization expense related to the patents covered under license agreements.  Revenue resulting from our patent enforcement actions is highly unpredictable with respect to the amount and timing of receipt, and there can be no assurance that we will achieve our anticipated results.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of personnel and related costs, including share-based compensation, outside professional fees for business consulting, legal and accounting services, litigation fees and expenses, and costs incurred for insurance.

Our selling, general and administrative expenses decreased by $0.4 million, or 27.8%, during the three months ended September 30, 2026 when compared to the same period in 2025.  This is primarily the result of a $0.2 million decrease in total share-based compensation and a $0.2 million decrease in third-party consulting fees.  The decrease in share-based compensation expense and third-party consulting fees for the three months ended September 30, 2026 is primarily the result of expiration or termination of contracts with certain third-party consultants, certain of whom received share-based compensation for their services.

Our selling, general and administrative expenses decreased by $3.0 million, or 46.0%, during the nine months ended September 30, 2026 when compared to the same period in 2025.  This is primarily the result of a $2.1 million decrease in total share-based compensation and a $0.9 million decrease in outside professional fees, including third-party consulting, public relations and litigation related costs. The decrease in share-based compensation for the nine months ended September 30, 2026 primarily reflects lower one-time, non-cash charges recognized upon the modifications of previously issued option awards as discussed in Note 14 in the unaudited condensed consolidated financial statements.  The decrease in outside professional fees for the  nine months ended September 30, 2026 is a result of decreased expenditures related to our social media and public awareness campaign, business and financial advisory services, and litigation costs primarily related to a petition for a writ of certiorari we filed with the Supreme Court in 2025.

Change in Fair Value of Contingent Payment Obligations

We have elected to measure our secured and unsecured contingent payment obligations at fair value which is based on significant unobservable inputs.  We estimated the fair value of our secured and unsecured contingent payment obligations using a probability-weighted income approach based on the estimated present value of projected future cash outflows using a risk-adjusted discount rate.  Increases or decreases in the significant unobservable inputs could result in significant increases or decreases in fair value.  The changes in fair value for the three and nine months ended September 30, 2026 were primarily the result of changes in the estimated amount and timing of projected future cash outflows due to changes in the status of our patent infringement cases, including the bifurcation of the Qualcomm cases, as well as increases in accrued interest on our secured contingent payment obligation and changes in the risk-free rates of return used in the calculation of present value.  Noncash fair value gains were $2.1 million and $3.4 million, respectively, for the three and nine months ended September 30, 2026, versus fair value losses of $0.4 million and $0.5 million, respectively for the corresponding periods in 2025.

Outstanding Warrants

As of September 30, 2026, we had remaining outstanding warrants for the purchase of up to 2.5 million shares of our common stock with a weighted average exercise price of $0.60 per share and a weighted average remaining life of approximately 2.6 years.  These warrants have an estimated grant date fair value of $1.2 million which is included in additional paid-in capital in our unaudited condensed consolidated balance sheets.

Critical Accounting Policies

Except for the adoption of ASU 2024-04 discussed in Note 4, there have been no changes in accounting policies from those stated in our 2025 Annual Report.  We do not expect any newly effective accounting standards to have a material impact on our financial position, results of operations or cash flows when they become effective.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2026.

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

ITEM 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our 2025 Annual Report.  In addition to the information in this Quarterly Report, the risk factors disclosed in our 2025 Annual Report should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds, Issuer Purchases of Equity Securities.

There were no unregistered sales of equity securities or issuer purchase of equity securities during the three months ended September 30, 2026.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

ParkerVision, Inc.
Registrant

November 10, 2026	By:	/s/Jeffrey L. Parker
Jeffrey L. Parker
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 10, 2026	By:	/s/Cynthia L. French
Cynthia L. French
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)